Form 10-Q
period 1993-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 1994-02-10
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended December 31, 1993
                                     -----------------

(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from _______ to _______

Commission File Number 1-7463

                         JACOBS ENGINEERING GROUP INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                              95-4081636
- --------------------------------------------------------------------------------
     (State of incorporation)        (I.R.S. employer identification number)

251 South Lake Avenue, Pasadena, California           91101
- --------------------------------------------------------------------------------
 (Address of principal executive offices)           (Zip code)

                                (818) 449 - 2171
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              ( X ) YES - (   ) NO

Number of shares of common stock outstanding at February 10, 1994: 24,829,463

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q

                                                                     Page No.
                                                                     --------
Part I - Financial Information
     Item 1. Financial Statements:
                Consolidated Condensed Balance
                  Sheets as of December 31, 1993
                  and September 30, 1993                                  3

                Consolidated Condensed Statements
                  of Income for the Three Months
                  Ended December 31, 1993 and 1992                        4

                Consolidated Condensed Statements of
                  Cash Flows for the Three Months
                  Ended December 31, 1993 and 1992                        5

                 Notes to Consolidated Condensed
                   Financial Statements                                 6-7

      Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              8-9

Part II - Other Information                                              10

Signatures                                                               10

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                           December 31,   September 30,
                                               1993           1993
                                          --------------  -------------
ASSETS
 Current Assets:
  Cash and cash equivalents                $ 12,719,300    $ 20,515,000
  Marketable securities                       3,020,200      20,061,900
  Receivables                               212,151,100     201,438,800
  Deferred income taxes                      20,241,900      19,391,900
  Prepaid expenses and other                  3,932,900       3,541,200
- ----------------------------------------   ------------    ------------
    Total current assets                    252,065,400     264,948,800
- ----------------------------------------   ------------    ------------
 Property, Equipment and
  Improvements, Net                          53,418,800      43,516,400
- ----------------------------------------   ------------    ------------
 Other Assets, Net                           45,432,000      42,554,900
- ----------------------------------------   ------------    ------------
                                           $350,916,200    $351,020,100
                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable to banks                   $ 17,012,100    $  6,206,800
  Accounts payable                           26,124,900      42,918,500
  Accrued liabilities                        74,957,400      81,908,000
  Customers' advances in excess
    of related revenues                      25,565,900      22,364,700
  Income taxes payable                       13,528,300      10,862,400
- ----------------------------------------   ------------    ------------
    Total current liabilities               157,188,600     164,260,400
- ----------------------------------------   ------------    ------------
 Deferred Gains on Real Estate
  Transactions                                3,389,600       3,631,100
- ----------------------------------------   ------------    ------------
 Other Deferred Liabilities                   9,410,400       9,332,000
- ----------------------------------------   ------------    ------------
 Commitments and Contingencies
- ----------------------------------------
 Stockholders' Equity:
  Capital stock:
    Preferred stock, $1 par value,
     authorized - 1,000,000 shares,
     issued and outstanding - none                    -               -
    Common stock, $1 par value,
     authorized - 60,000,000 shares,
     issued and outstanding -
     24,791,707 and 24,757,318 shares,
     respectively                            24,791,700      24,757,300
  Additional paid-in capital                 31,231,500      30,436,000
  Retained earnings                         125,104,100     118,555,400
  Cumulative foreign currency
    translation adjustment                     (199,700)         47,900
- ----------------------------------------   ------------    ------------
     Total stockholders' equity             180,927,600     173,796,600
- ----------------------------------------   ------------    ------------
                                           $350,916,200    $351,020,100
                                           ============    ============

See the accompanying notes.


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (UNAUDITED)

                                    1993            1992
                               --------------  --------------
Revenues                        $260,609,900    $298,612,000
- -----------------------------   ------------    ------------

Costs and Expenses:
  Direct costs of contracts      226,424,800     264,580,200
  Selling, general and
    administrative expenses       22,507,700      23,112,800
  Interest income, net              (190,700)       (358,400)
  Other income, net                 (470,900)       (674,700)
- -----------------------------   ------------    ------------
                                 248,270,900     286,659,900
                                ------------    ------------

    Income before taxes           12,339,000      11,952,100
- -----------------------------   ------------    ------------

Provision for Income Taxes         5,059,000       5,035,100
- -----------------------------   ------------    ------------

Net Income                      $  7,280,000    $  6,917,000
=============================   ============    ============

Net Income Per Share                    $.29            $.28
=============================   ============    ============

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (UNAUDITED)

                                                1993           1992
                                            -------------  -------------
Cash Flows from Operating Activities:
 Net income                                 $  7,280,000   $  6,917,000
 Adjustments to reconcile net income
  to net cash flows from operations:
   Depreciation and amortization               2,096,700      1,905,300
   Amortization of deferred gains               (241,600)      (241,600)
   Gains on sales of investments                (682,200)      (878,900)
   Change in assets and liabilities,
    excluding the effects of
    businesses acquired:
     Receivables                             (10,899,000)    16,305,000
     Prepaid expenses and other                 (402,700)      (745,600)
     Accounts payable                        (16,633,400)   (17,297,200)
     Accrued liabilities                      (7,208,800)    (9,819,700)
     Customers' advances                       3,225,300      5,771,200
     Income taxes payable                      2,679,800      4,559,300
  Deferred income taxes                         (771,600)      (965,600)
- ------------------------------------------  ------------   ------------
 Net cash provided (used)                    (21,557,500)     5,509,200
- ------------------------------------------  ------------   ------------

Cash Flows from Investing Activities:
 Additions to property and
  equipment, net of disposals                (12,379,600)    (1,610,200)
 Changes in other assets, net                 (2,559,700)      (348,100)
 Proceeds from sales of marketable
  securities                                  17,598,100              -
 Deposit towards acquisition of business               -     (6,500,000)
 Purchases of marketable securities                    -       (169,400)
 Proceeds from sales of investments                    -      1,401,700
 Purchases of investments                        (67,800)      (597,000)
- ------------------------------------------  ------------   ------------
 Net cash provided (used)                      2,591,000     (7,823,000)
- ------------------------------------------  ------------   ------------

Cash Flows from Financing Activities:
 Exercise of stock options                       460,200      1,011,200
 Bank borrowings, net of repayments           10,805,300      1,955,100
- ------------------------------------------  ------------   ------------
 Net cash provided                            11,265,500      2,966,300
- ------------------------------------------  ------------   ------------

Effect of Exchange Rate Changes                  (94,700)      (321,900)
- ------------------------------------------  ------------   ------------
Increase (Decrease) in Cash and
 Cash Equivalents                             (7,795,700)       330,600
Cash and Cash Equivalents at
 Beginning of Period                          20,515,000     23,911,300
- ------------------------------------------  ------------   ------------
Cash and Cash Equivalents at
 End of Period                              $ 12,719,300   $ 24,241,900
==========================================  ============   ============

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993


1. The accompanying consolidated condensed financial statements and financial information included herein have been prepared by the Company, without audit, pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, readers of this report should refer to the consolidated financial statements and the notes thereto incorporated into the Company's latest Annual Report on Form 10-K.

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements present fairly its consolidated financial position at December 31, 1993 and September 30, 1993, and its consolidated results of operations and cash flows for the three months ended December 31, 1993 and 1992.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes". Financial statements for prior periods were not restated and the cumulative effect of this change in accounting principle was not material. The effects of SFAS No. 109 on the Company's consolidated results of operations for the three months ended December 31, 1993 were also not material.

3. Included in receivables at December 31, 1993 and September 30, 1993 were unbilled amounts totalling $48,797,800 and $38,445,500, respectively.

4. Property, equipment and improvements are carried at cost and consisted of the following at December 31, 1993 and September 30, 1993:

                                        December 31,  September 30,
                                            1993          1993
                                        ------------  -------------
     Land                               $  6,184,600    $ 5,484,600
     Buildings                            25,055,300     15,520,000
     Equipment                            62,188,300     60,861,400
     Leasehold improvements               11,621,200     11,462,300
- --------------------------------------  ------------    -----------
                                         105,049,400     93,328,300
     Less - accumulated depreciation
       and amortization                   51,630,600     49,811,900
- --------------------------------------  ------------    -----------
                                        $ 53,418,800    $43,516,400
                                        ============    ===========

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993


5. Other assets consisted of the following at December 31, 1993 and September 30, 1993:

                                        December 31,  September 30,
                                            1993          1993
                                        ------------  -------------
     Goodwill                            $17,624,700    $17,266,700
     Prepaid pension costs                10,710,000     10,864,000
     Cash surrender value of life
      insurance policies                  11,296,700      8,846,000
     Investments                           3,497,800      3,304,100
     Miscellaneous                         4,717,800      4,609,900
- --------------------------------------   -----------    -----------
                                          47,847,000     44,890,700
     Less - accumulated amortization
       of goodwill                         2,415,000      2,335,800
- --------------------------------------   -----------    -----------
                                         $45,432,000    $42,554,900
                                         ===========    ===========

6. During the three months ended December 31, 1993 and 1992, the Company made cash payments of approximately $2,704,800 and $898,000, respectively, for income taxes, and approximately $152,000 and $48,000, respectively, for interest.

7. Net income per share for the three months ended December 31, 1993 and 1992 has been computed based upon the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding as follows:

                                1993        1992
                             ----------  ----------
       Average number of
        shares of common
        stock outstanding    24,773,900  24,450,800

       Average number of
        shares of common
        stock equivalents
        outstanding             325,800     521,300
- ---------------------------  ----------  ----------
                             25,099,700  24,972,100
                             ==========  ==========

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               DECEMBER 31, 1993


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.


Results of Operations
- ---------------------

Revenues for the three months ended December 31, 1993 (the "first quarter of fiscal 1994") were $260.6 million; $38.0 million less than the amount for the three months ended December 31, 1992 (the "first quarter of fiscal 1993"). The decrease was attributable primarily to the Company's construction services where activities on several large construction projects were winding-down through much of fiscal 1993. With respect to engineering services, the Company billed 2.1 million professional services hours to projects during the first quarter of fiscal 1994; 0.2 million more hours than the number billed during the first quarter of fiscal 1993.

As a percent of revenues, direct costs of contracts were 86.9% for the first quarter of 1994, as compared to 88.6% for the first quarter of 1993. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared. Historically, engineering services provide for higher margins than either construction or maintenance services. In general, the improvement in this percentage relationship in the first quarter of fiscal 1994 as compared to the first quarter of fiscal 1993 was due to an increasing portion of the Company's total business volume coming from engineering services relative to construction and maintenance.

Selling, general and administrative ("S,G & A") expenses were $22.5 million for the first quarter of fiscal 1994; $0.6 million less than the amount for the corresponding period last year. The decrease in S,G & A expenses reflects the results of integrating the operations of the recently acquired businesses into Jacobs as well as other efficiencies. The decrease also reflects the results of efforts to reduce overheads to a level commensurate with the Company's overall business volume.

The Company's operating profit (defined as income before taxes, other income or expense, net and interest income, net) for the first quarter of 1994 was $11.7 million; $.8 million more than the operating profit for the first quarter of 1993. The increase was due primarily to the increase in engineering services and the reduction in S,G & A expenses discussed above.

Interest income, net was $0.2 million for the first quarter of fiscal 1994; $0.2 million less than the amount for the corresponding period last year. The decrease was due primarily to borrowings by the Company's recently-acquired U.K. subsidiary, combined with lower levels of cash invested in interest-bearing accounts.

Other income, net was $0.5 million for the first quarter of fiscal 1994; $0.2 million less than the amount for the corresponding period last year. The decrease was due primarily to a reduction in gains from sales of marketable securities.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               DECEMBER 31, 1993


Backlog Information
- -------------------

The following table summarizes the Company's backlog information at the dates indicated (in millions):

                              December 31,  December 31,
                                  1993          1992
                              ------------  ------------
      Engineering services        $  736.0      $  717.0
      Total                        1,893.0       1,795.0

Liquidity and Capital Resources
- -------------------------------

The Company's cash and cash equivalents decreased $7.8 million during the first quarter of 1994. This compares to a net increase of $0.3 million during the first quarter of 1993. The current year decrease in cash and cash equivalents was due primarily to cash used in operations ($21.6 million), offset in part by cash provided from investing activities ($2.6 million) and financing activities ($11.3 million).

Operations used $21.6 million of cash and cash equivalents in the first quarter of fiscal 1994. This compares to a net contribution of cash of $5.5 million in the first quarter of fiscal 1993. The decrease in cash provided by operations in the current fiscal quarter as compared to last year was due primarily to a $27.2 million increase in the amount of receivables outstanding.

The Company's investing activities provided $2.6 million of cash and cash equivalents during the first quarter of fiscal 1994. This compares to net uses of cash of $7.8 million during the first quarter of fiscal 1993. Additions to property and equipment was $10.8 million higher in the current quarter as compared to last year, and was due primarily to the acquisition of an office building in Baton Rouge, Louisiana. The cash purchase price of the building was $10.5 million; the Company was previously the principal lessee in the building. Additions to other, long-term assets were $2.2 million higher in the current quarter as compared to last year, and was due primarily to increases in the cash surrender value of company-owned life insurance policies. These uses were offset in part by $16.7 million of cash generated by the sales of marketable securities and investments, net of purchases. Also contributing to the improvement in cash provided by investing activities in the current fiscal quarter as compared to last year was $6.5 million used last year as a deposit towards the acquisition of a business; no similar transaction occurred in the current fiscal quarter.

Cash flows from financing activities contributed $11.3 million in cash and cash equivalents during the first quarter of fiscal 1994, compared to $3.0 million during the first quarter of fiscal 1993. The variance was due primarily to increased short-term bank borrowings, offset in part by a slight reduction in cash provided by the exercise of stock options.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1994 and beyond. At December 31, 1993, the Company's credit facilities totalled $43.5 million through banks in the U.S. and the U.K., against which $17.0 million was outstanding at December 31, 1993.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Exhibits:
          27.  Financial Data Schedule - being filed herewith.

     (b)  Reports on Form 8-K - not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

s/n  John W. Prosser, Jr.
___________________________
John W. Prosser, Jr.
Senior Vice President, Finance
and Administration and Treasurer

Date:  February 10, 1994

                                                                     EXHIBIT 27.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                            FINANCIAL DATA SCHEDULE

This Schedule contains summary financial information extracted from the Consolidated Condensed Balance Sheet as of December 31, 1993 and the Consolidated Condensed Statement of Income for the three months ended December 31, 1993 and is qualified in its entirety by reference to such financial statements.

Item Number                  Item Description               Amount
- ------------------  -----------------------------------  -------------
   5-02(1)          Cash and cash items                  $ 12,719,300
   5-02(2)          Marketable securities                   3,020,200
   5-02(3)(a)(1)    Notes and accounts receivable         212,151,100
   5-02(4)          Allowance for doubtful accounts               N/A
   5-02(6)          Inventory                                     N/A
   5-02(9)          Total current assets                  252,065,400
   5-02(13)         Property, plant and equipment         105,049,400
   5-02(14)         Accumulated depreciation               51,630,600
   5-02(18)         Total assets                          350,916,200
   5-02(21)         Total current liabilities             157,188,600
   5-02(22)         Bonds, mortgages and similar debt             N/A
   5-02(28)         Preferred stock-mandatory
                    redemption                                    N/A
   5-02(29)         Preferred stock-no mandatory
                    redemption                                    N/A
   5-02(30)         Common stock                           24,791,700
   5-02(31)         Other stockholders' equity            156,135,900
   5-02(32)         Total liabilities and stockholders'
                    equity                                350,916,200
   5-03(b)1(a)      Net sales of tangible products                N/A
   5-03(b)1         Total revenues                        260,609,900
   5-03(b)2(a)      Cost of tangible goods sold                   N/A
   5-03(b)2         Total costs and expenses applicable
                    to sales and revenues                 226,424,800
   5-03(b)3         Other costs and expenses                      N/A
   5-03(b)5         Provision for doubtful accounts
                    and notes                                     N/A
   5-03(b)8         Interest and amortization of debt
                    discount                                 (190,700)
   5-03(b)(10)      Income before taxes and other items    12,339,000
   5-03(b)(11)      Income tax expense                      5,059,000
   5-03(b)(14)      Income/loss continuing operations       7,280,000
   5-03(b)(15)      Discontinued operations                       N/A
   5-03(b)(17)      Extraordinary items                           N/A
   5-03(b)(18)      Cumulative effect-change in
                    accounting principles                         N/A
   5-03(b)(19)      Net income or loss                      7,280,000
   5-03(b)(20)      Earnings per share-primary                   0.29
   5-03(b)(20)      Earnings per share-fully diluted             0.29

N/A - The item either does not apply, or the amount is not material.