Form 10-Q
period 1994-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 1994-05-12
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended March 31, 1994
                                   --------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from_______ to _______

Commission File Number 1-7463



                         JACOBS ENGINEERING GROUP INC.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                               95-4081636
- - --------------------------------------------------------------------------------
     (State of incorporation)     (I.R.S. employer identification number)



251 South Lake Avenue, Pasadena, California                       91101
- - --------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip code)



                                (818) 449-2171
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             (X) YES - ( ) NO

Number of shares of common stock outstanding at May 11, 1994:  24,974,349

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q


                                                               Page No.
- - ------------------------------------------------------------------------
    Part I - Financial Information
        Item 1. Financial Statements:
            Consolidated Condensed Balance
              Sheets as of March 31, 1994
              and September 30, 1993                                3

            Consolidated Condensed Statements
              of Income for the Three Months
              and Six Months Ended March 31,
              1994 and 1993                                         4

            Consolidated Condensed Statements of
              Cash Flows for the Six Months
              Ended March 31, 1994 and 1993                         5

            Notes to Consolidated Condensed
              Financial Statements                              6 - 7

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                   8 - 10

    Part II - Other Information
        Item 4.  Submission of Matters to a Vote
                   of Security Holders                             11

        Item 6.  Exhibits and Reports on Form 8-K                  12


    Signatures                                                     12


PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    AT MARCH 31, 1994 AND SEPTEMBER 30, 1993
                                  (UNAUDITED)

                                                     1994            1993
- - -----------------------------------------------------------------------------
ASSETS
 Current Assets:
  Cash and cash equivalents                      $ 21,127,200    $ 20,515,000
  Marketable securities                             3,058,500      20,061,900
  Receivables                                     201,850,200     201,438,800
  Deferred income taxes                            20,932,900      19,391,900
  Prepaid expenses and other                        3,589,600       3,541,200
  ---------------------------------------------------------------------------
   Total current assets                           250,558,400     264,948,800
 ----------------------------------------------------------------------------
 Property, Equipment and
  Improvements, Net                                54,392,000      43,516,400
 Other Assets, Net                                 50,481,800      42,554,900
- - -----------------------------------------------------------------------------
                                                 $355,432,200    $351,020,100
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable to banks                         $  9,436,600    $  6,206,800
  Accounts payable                                 25,464,400      42,918,500
  Accrued liabilities                              84,215,300      81,908,000
  Customers' advances in excess
   of related revenues                             22,129,700      22,364,700
  Income taxes payable                              9,785,700      10,862,400
  ---------------------------------------------------------------------------
   Total current liabilities                      151,031,700     164,260,400
 ----------------------------------------------------------------------------
 Deferred Gains on Real Estate Transactions         3,148,000       3,631,100
 ----------------------------------------------------------------------------
 Other Deferred Liabilities                         9,488,600       9,332,000
 ----------------------------------------------------------------------------
 Commitments and Contingencies
 ----------------------------------------------------------------------------
 Stockholders' Equity:
  Capital stock:
   Preferred stock, $1 par value,
     authorized - 1,000,000 shares,
     issued and outstanding - none                          -               -
   Common stock, $1 par value,
     authorized - 60,000,000 shares,
     issued and outstanding -
     24,965,816 and 24,757,318 shares,
     respectively                                  24,965,800      24,757,300
  Additional paid-in capital                       34,543,700      30,436,000
  Retained earnings                               132,256,000     118,555,400
  Cumulative foreign currency
   translation adjustment                              (1,600)         47,900
  ---------------------------------------------------------------------------
     Total stockholders' equity                   191,763,900     173,796,600
- - -----------------------------------------------------------------------------
                                                 $355,432,200    $351,020,100
=============================================================================

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                       For the Three Months                   For the Six Months
                                         Ended March 31,                        Ended March 31,
                                    ----------------------------          ----------------------------
                                        1994            1993                 1994             1993
- - ------------------------------------------------------------------------------------------------------
Revenues                            $272,646,100    $286,296,600          $533,256,000    $584,908,600
- - ------------------------------------------------------------------------------------------------------

Costs and Expenses:
  Direct costs of contracts          238,162,700     248,668,500           464,587,500     513,248,700
  Selling, general and
   administrative expenses            22,534,800      26,486,300            45,042,500      49,599,100
  Interest income, net                   (25,200)       (331,600)             (215,900)       (690,000)
  Other income, net                     (197,600)       (873,000)             (668,500)     (1,547,700)
  ----------------------------------------------------------------------------------------------------
                                     260,474,700     273,950,200           508,745,600     560,610,100
- - ------------------------------------------------------------------------------------------------------

   Income before taxes                12,171,400      12,346,400            24,510,400      24,298,500
- - ------------------------------------------------------------------------------------------------------
Provision for Income Taxes             4,871,400       5,124,400             9,930,400      10,159,500
- - ------------------------------------------------------------------------------------------------------
Net Income                          $  7,300,000    $  7,222,000          $ 14,580,000    $ 14,139,000
======================================================================================================

Net Income Per Share                        $.29            $.29                  $.58            $.57
======================================================================================================

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (UNAUDITED)

                                                    1994            1993
- - -----------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                    $ 14,580,000    $ 14,139,000
  Adjustments to reconcile net income
   to net cash flows from operations:
    Depreciation and amortization                  4,907,100       3,652,600
    Amortization of deferred gains                  (483,000)       (483,000)
    Gains on disposals of property,
     equipment and other assets                   (1,057,900)     (1,764,100)
    Change in assets and liabilities:
      Receivables                                   (460,200)      4,393,500
      Prepaid expenses and other                     (54,400)       (760,400)
      Accounts payable                           (17,434,700)    (14,136,900)
      Accrued liabilities                          1,696,200         573,600
      Customers' advances                           (229,600)      2,312,800
      Income taxes payable                        (1,071,100)        960,100
  Deferred income taxes                           (1,541,000)     (1,716,400)
  Other                                                    -         (94,600)
  ----------------------------------------------------------------------------
  Net cash provided (used)                        (1,148,600)      7,076,200
  ----------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Additions to property and equipment            (15,827,900)     (3,370,400)
  Disposals of property and equipment                255,100               -
  Increase in notes receivable and other
   assets, net                                    (3,027,200)        (10,600)
  Decrease (increase) in marketable
   securities, net                                17,559,800      (4,390,600)
  Decrease (increase) in investments, net         (4,692,800)      2,102,800
  Cash used to acquire a business, net                     -      (5,670,000)
  ----------------------------------------------------------------------------
  Net cash used                                   (5,733,000)    (11,338,800)
  ----------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Exercise of stock options                        4,094,900       3,789,400
  Bank borrowings, net of repayments               3,437,100       2,502,100
  ----------------------------------------------------------------------------
  Net cash provided                                7,532,000       6,291,500
  ----------------------------------------------------------------------------

Effect of Exchange Rate Changes                      (38,200)       (415,800)
- - ------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                612,200       1,613,100
Cash and Cash Equivalents at the Beginning
  of the Period                                   20,515,000      23,911,300
- - ------------------------------------------------------------------------------
Cash and Cash Equivalents at the End
  of the Period                                 $ 21,127,200    $ 25,524,400
==============================================================================

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1994


1. The accompanying consolidated condensed financial statements and financial information included herein have been prepared by the Company, without audit, pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, readers of this report should refer to the consolidated financial statements and the notes thereto incorporated into the Company's latest Annual Report on Form 10-K.

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements present fairly its consolidated financial position at March 31, 1994 and September 30, 1993, its consolidated results of operations for the three months and six months ended March 31, 1994 and 1993, and its consolidated cash flows for the six months ended March 31, 1994 and 1993.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at March 31, 1994 and September 30, 1993 were unbilled amounts totaling $56,136,000 and $38,445,500, respectively.

3. Property, equipment and improvements are carried at cost and consisted of the following at March 31, 1994 and September 30, 1993:


                                           March 31,     September 30,
                                              1994           1993
- - -----------------------------------------------------------------------
    Land                                  $  6,184,600     $ 5,484,600
    Buildings                               25,105,100      15,520,000
    Equipment                               63,690,300      60,861,400
    Leasehold improvements                  11,796,300      11,462,300
    -------------------------------------------------------------------
                                           106,776,300      93,328,300
     Less - accumulated depreciation
       and amortization                     52,384,300      49,811,900
    -------------------------------------------------------------------
                                          $ 54,392,000     $43,516,400
=======================================================================

4. Other assets consisted of the following at March 31, 1994 and September 30, 1993:


                                           March 31,    September 30,
                                             1994           1993
- - ----------------------------------------------------------------------
    Goodwill                              $17,846,500     $17,266,700
    Prepaid pension costs                  10,753,600      10,864,000
    Cash surrender value of life
     insurance policies                    11,296,700       8,846,000
    Investments                             8,498,400       3,304,100
    Miscellaneous                           4,640,700       4,609,900
    ------------------------------------------------------------------
                                           53,035,900      44,890,700
     Less - accumulated amortization
       of goodwill                          2,554,100       2,335,800
    ------------------------------------------------------------------
                                          $50,481,800     $42,554,900
======================================================================

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1994


5. During the six months ended March, 31, 1994 and 1993, Jacobs made cash payments of approximately $519,000 and $195,000 respectively, for interest and approximately $11,521,000 and $9,481,000, respectively, for income taxes.

6. Net income per share for the three and six months ended March 31, 1994 and 1993 has been computed based upon the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding as follows:


                           Three Months Ended         Six Months Ended
                                March 31,                 March 31,
                         -----------------------   -----------------------
                            1994         1993         1994         1993
                         ----------   ----------   ----------   ----------
 Average number of
  shares of common
  stock outstanding      24,881,500   24,555,900   24,832,900   24,504,100
 Average number of
  shares of common
  stock equivalents
  outstanding               300,200      487,700      315,200      519,100
                         ----------   ----------   ----------   ----------
                         25,181,700   25,043,600   25,148,100   25,023,200
                         ==========   ==========   ==========   ==========


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 MARCH 31, 1994


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.


Results of Operations
- - ---------------------

Revenues for the three months ended March 31, 1994 (the "second quarter of 1994") were $272.6 million; $13.7 million less than the amount for the three months ended March 31, 1993 (the "second quarter of 1993"). The decrease was attributable primarily to a 21.5% reduction in the Company's maintenance activities. Construction revenues for the second quarter of 1994 were relatively the same as the second quarter of 1993. With respect to engineering services, the Company experienced a 3.2% increase in revenues for the second quarter of 1994 as compared to the second quarter of 1993. The Company billed approximately 2.7% more professional service hours to projects during the second quarter of 1994 as compared to the second quarter of 1993.

For the six months ended March 31, 1994, revenues totaled $533.3 million; $51.7 million less than the amount for the six months ended March 31, 1993. The decrease was due primarily to a 17.3% reduction in construction revenues and a 9.6% reduction in maintenance revenues, offset in part by a 5.0% increase in engineering revenues. The Company billed approximately 5.3% more professional service hours to projects during the six month period ended March 31, 1994 as compared to the comparable period last year.

As a percent of revenues, direct costs of contracts were 87.4% for the second quarter of 1994, as compared to 86.9% for the second quarter of 1993. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided in the various industry groups and markets serviced by the Company. The increase in this percentage relationship in the second quarter of 1994 as compared to the second quarter of 1993 was due primarily to the effects of increased competition for engineering services.

For the six months ended March 31, 1994, direct costs of contracts were 87.1% of revenues, as compared to 87.7% for the six months ended March 31, 1993. This improvement in the percentage relationship during the current six-month period as compared to the comparable period last year was due primarily to an increase in the margins realized on the Company's construction services, combined with the effects of an increasing portion of the Company's total business volume coming from engineering services relative to construction and maintenance.

Selling, general and administrative ("SG & A") expenses for the second quarter of 1994 were $22.5 million; $4.0 million less than the amount for the second quarter of 1993. For the six months ended March 31, 1994, SG & A expenses were $45.0 million; $4.6 million less than the amount for the six months ended March 31, 1993. These decreases were due primarily to the effects of integrating the operations of the businesses the Company acquired last year into Jacobs, as well as other operating efficiencies.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 MARCH 31, 1994


The Company's operating profit (defined as income before taxes, other income, net and interest income, net) was $11.9 million for the second quarter of 1994; $0.8 million more than the amount for the second quarter of 1993. For the six months ended March 31, 1994, the Company's operating profit totaled $23.6 million; $1.6 million more than the amount for the comparable period in 1993. In general, the increases in operating profit were attributable primarily to lower SG & A expenses, offset in part by lower contract margins.

Interest income, net was $0.03 million and $0.2 million for the three months and six months ended March 31, 1994, respectively. This compares to net interest income of $0.3 million and $0.7 million, respectively, for the comparable periods last year. The decreases were due to higher borrowings by the Company's U.K. subsidiary, combined with lower levels of cash invested in interest-bearing accounts.

Other income, net was $0.2 million for the second quarter of 1994; $0.7 million less than the amount for the second quarter of 1993. For the six months ended March 31, 1994, other income, net was $0.7 million; $0.9 million less than the amount for the six months ended March 31, 1993. The lower amount of other income resulted primarily from gains from sales of marketable securities and other assets recorded last year.


Backlog Information
- - -------------------

The following table summarizes the Company's backlog information at the dates indicated (in millions):


                                March 31, 1994   March 31, 1993
                                --------------   --------------
      Engineering services            $  702.7         $  721.0
      Total                            1,961.0          1,810.0


Liquidity and Capital Resources
- - -------------------------------

The Company's cash and cash equivalents increased $0.6 million during the six months ended March 31, 1994. This compares to a net increase of $1.6 million during the second quarter of 1993. The current year increase in cash and cash equivalents was due primarily to cash provided by financing activities ($7.5 million), offset in part by cash used in operations ($1.1 million) and investing activities ($5.7 million).

Operations used $1.1 million of cash and cash equivalents during the six months ended March 31, 1994. This compares to a net contribution of cash of $7.1 million for the six months ended March 31, 1993. The decrease in cash provided by operations in the current year as compared to last year was due primarily to a $4.9 million increase in the amount of receivables outstanding, a $3.3 million reduction in accounts payable and a $2.5 million reduction in customer advances. These additional uses of cash were offset in part by a $1.3 million increase in depreciation and amortization and a $1.1 million increase in accrued liabilities.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 MARCH 31, 1994


The Company's investing activities used $5.7 million of cash and cash equivalents during the six months ended March 31, 1994. This compares to net uses of cash of $11.3 million for the six months ended March 31, 1993.
Additions to property and equipment were $12.5 million higher in the current year as compared to last year, and was due primarily to the acquisition of an office building in Baton Rouge, Louisiana. The cash purchase price of the building was $10.5 million; the Company was previously the principal lessee in the building. Additions to other, long-term assets were $3.0 million higher in the current year as compared to last year, and was due primarily to increases in the cash surrender value of company-owned life insurance policies. Net additions to long-term investments were $6.8 million higher in the current year as compared to last year, and relates primarily to an investment in a newly-formed real estate investment company which will focus on providing facilities for companies in the biotechnology industry. These uses were offset in part by $22.0 million more of cash generated by sales of marketable securities that had been held for investment purposes in the current year as compared to last year. Also contributing to the reduction in cash used in investing activities was $5.7 million used last year towards the acquisition of a business; no similar transaction occurred in the current fiscal year.

Cash flows from financing activities contributed $7.5 million in cash and cash equivalents during the six months ended March 31, 1994. This compares to net contributions of $6.3 million for the six months ended March 31, 1993. The variance was due to a combination of higher short-term bank borrowings and an increase in the level of stock option exercises.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1994 and beyond. At March 31, 1994, the Company's committed credit facilities totaled approximately $43.4 million through banks in the U.S. and the U.K., against which $9.4 million was outstanding as notes payable to banks at March 31, 1994.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 MARCH 31, 1994


PART II - OTHER INFORMATION
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on February 8, 1994 at 3:30 p.m. as announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated December 27, 1993, copies of which have been filed with the Commission pursuant to Regulation 14A.

There were three matters voted upon by the stockholders at the annual meeting. Those matters were:

     1. To elect a slate of directors nominated in the proxy statement (Messrs. Noel G. Watson, David M. Petrone and James L. Rainey, Jr. and Dr. James Clayburn LaForce);
     2. To approve the adoption of the Outside Director Stock Option Plan (in the form of amendments to the Jacobs Engineering Group Inc. 1981 Executive Incentive Plan); and
     3. To approve the appointment of Ernst & Young as independent auditors for the year ending September 30, 1994.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

With respect to the first matter, the following table presents the results of the shareholder voting for each of the individual nominees:


                                              Nominee
                         --------------------------------------------------
                          Noel G.      David M.     James L.      James C.
                           Watson      Petrone     Rainey, Jr.    LaForce
                         ----------   ----------   -----------   ----------
 Shares voting for
  the nominee            22,024,601   22,024,381    22,022,931   22,024,005
 Shares instructing
  the proxy not to
  vote for the
  nominee                    28,696       28,916        30,366       29,292
 Shares not voted         2,735,550    2,735,550     2,735,550    2,735,550
                         ----------   ----------    ----------   ----------
 Total                   24,788,847   24,788,847    24,788,847   24,788,847
                         ==========   ==========    ==========   ==========

With respect to the second matter, there were 20,696,543 shares which voted in favor of the Outside Director Stock Option Plan, 1,205,396 shares voted against the resolution and 65,281 shares instructed the proxy not to vote. There were 86,077 broker non-votes and there were 2,735,550 shares which were not present and for which no proxies were received.

With respect to the third matter, there were 22,015,670 shares which voted in favor of the appointment of Ernst & Young as the Company's independent auditors for the year ending September 30, 1994. There were 22,283 shares which voted against the appointment, 15,344 shares instructed the proxy not to vote and there were 2,735,550 shares which were not present and for which no proxies were received.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 MARCH 31, 1994


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibit 27. - Financial Data Schedule - being filed herewith.
     (b) Reports on Form 8-K - not applicable.


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


Date:  May 11, 1994