Form 10-Q
period 1994-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 1994-08-10
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1994
                                      -------------

(    ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from_______ to _______

Commission File Number 1-7463



                         JACOBS ENGINEERING GROUP INC.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



             Delaware                          95-4081636
- - --------------------------------------------------------------------------------
     (State of incorporation)    (I.R.S. employer identification number)



251 South Lake Avenue, Pasadena, California          91101
- - -------------------------------------------------------------------------------
 (Address of principal executive offices)          (Zip code)



                                (818) 449 - 2171
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             ( X ) YES  -  (   ) NO

Number of shares of common stock outstanding at August 9, 1994:  24,975,456

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q

                                                                      Page No.
- - ------------------------------------------------------------------------------
Part I - Financial Information
         Item 1. Financial Statements:
                 Consolidated Condensed Balance
                    Sheets as of June 30, 1994
                    and September 30, 1993                                3

                 Consolidated Condensed Statements
                    of Income for the Three Months
                    and Nine Months Ended June 30,
                    1994 and 1993                                         4

                 Consolidated Condensed Statements of
                    Cash Flows for the Nine Months
                    Ended June 30, 1994 and 1993                          5

                 Notes to Consolidated Condensed
                    Financial Statements                              6 - 7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                           8 - 10

Part II - Other Information                                               11

Signatures                                                                11


PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    AT JUNE 30, 1994 AND SEPTEMBER 30, 1993
                                  (UNAUDITED)

                                                      1994           1993
- - -----------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash and cash equivalents                     $ 13,904,300   $ 20,515,000
    Marketable securities                            3,096,900     20,061,900
    Receivables                                    221,342,200    201,438,800
    Deferred income taxes                           20,349,900     19,391,900
    Prepaid expenses and other                       3,681,900      3,541,200
- - -----------------------------------------------------------------------------
     Total current assets                          262,375,200    264,948,800
- - -----------------------------------------------------------------------------
  Property, Equipment and
    Improvements, Net                               54,387,100     43,516,400
  Other Assets, Net                                 51,856,000     42,554,900
- - -----------------------------------------------------------------------------
                                                  $368,618,300   $351,020,100
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable to banks                        $  9,279,700   $  6,206,800
    Accounts payable                                36,321,600     42,918,500
    Accrued liabilities                             77,100,800     81,908,000
    Customers' advances in excess
     of related revenues                            25,932,700     22,364,700
    Income taxes payable                             7,705,300     10,862,400
- - -----------------------------------------------------------------------------
     Total current liabilities                     156,340,100    164,260,400
- - -----------------------------------------------------------------------------
  Deferred Gains on Real Estate Transactions         2,906,500      3,631,100
- - -----------------------------------------------------------------------------
  Other Deferred Liabilities                         9,566,900      9,332,000
- - -----------------------------------------------------------------------------
  Commitments and Contingencies
- - -----------------------------------------------------------------------------
  Stockholders' Equity:
    Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                         -              -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued and outstanding -
       24,975,456 and 24,757,318 shares,
       respectively                                 24,975,500     24,757,300
    Additional paid-in capital                      34,798,000     30,436,000
    Retained earnings                              139,298,000    118,555,400
    Cumulative foreign currency
     translation adjustment                            733,300         47,900
- - -----------------------------------------------------------------------------
       Total stockholders' equity                  199,804,800    173,796,600
- - -----------------------------------------------------------------------------
                                                  $368,618,300   $351,020,100
=============================================================================

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                         For the Three Months               For the Nine Months
                                           Ended June 30,                      Ended June 30,
                                   -------------------------------   -----------------------------------
                                       1994             1993             1994                1993
- - --------------------------------------------------------------------------------------------------------
Revenues                           $263,768,300      $273,889,800    $797,024,300           $858,798,400
- - --------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Direct costs of contracts         227,162,500       234,877,400     691,750,000            748,126,100
  Selling, general and
   administrative expenses           24,606,800        27,083,100      69,649,300             76,682,200
  Interest income, net                 (194,000)         (390,300)       (409,900)            (1,080,300)
  Other (income) expense, net           147,700          (184,500)       (520,800)            (1,732,200)
- - --------------------------------------------------------------------------------------------------------
                                    251,723,000       261,385,700     760,468,600            821,995,800
- - --------------------------------------------------------------------------------------------------------
   Income before taxes               12,045,300        12,504,100      36,555,700             36,802,600
- - --------------------------------------------------------------------------------------------------------
Provision for Income Taxes            4,770,300         5,243,100      14,700,700             15,402,600
- - --------------------------------------------------------------------------------------------------------
Net Income                         $  7,275,000      $  7,261,000    $ 21,855,000           $ 21,400,000
========================================================================================================
Net Income Per Share                       $.29              $.29            $.87                   $.86
========================================================================================================

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (UNAUDITED)

                                                    1994            1993
- - -----------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                     $ 21,855,000    $ 21,400,000
 Adjustments to reconcile net income
  to net cash flows from operations:
    Depreciation and amortization                  8,775,100       6,320,000
    Amortization of deferred gains                  (724,700)       (724,700)
    Gains on disposals of property,
     equipment and other assets                   (1,057,800)     (1,764,000)
    Changes in assets and liabilities, net
      of the effects of businesses
      acquired:
        Receivables                              (19,470,600)     12,394,200
        Prepaid expenses and other                  (123,800)      1,761,300
        Accounts payable                          (6,716,500)    (24,244,700)
        Accrued liabilities                       (5,775,300)       (673,300)
        Customers' advances                        3,487,500       1,822,300
        Income taxes payable                      (3,184,800)      1,176,400
    Deferred income taxes                           (958,000)     (2,622,100)
- - -----------------------------------------------------------------------------
 Net cash provided (used)                         (3,893,900)     14,845,400
- - -----------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Additions to property and equipment             (19,246,100)     (6,983,300)
 Increase in notes receivable and other
  assets, net                                     (3,606,000)     (3,413,900)
 Decrease (increase) in marketable
  securities, net                                 17,521,400      (4,566,900)
 Decrease (increase) in investments, net          (5,000,200)      3,026,000
 Cash used to acquire a business, net                      -      (6,722,900)
 Other, net                                          255,200         588,700
- - -----------------------------------------------------------------------------
 Net cash used                                   (10,075,700)    (18,072,300)
- - -----------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Exercise of stock options                         4,246,700       4,044,900
 Bank borrowings, net of repayments                2,863,400       1,144,600
- - -----------------------------------------------------------------------------
 Net cash provided                                 7,110,100       5,189,500
- - -----------------------------------------------------------------------------

Effect of Exchange Rate Changes                      248,800        (362,900)
- - -----------------------------------------------------------------------------
Increase (decrease) in Cash and Cash
 Equivalents                                      (6,610,700)      1,599,700
Cash and Cash Equivalents at the Beginning
 of the Period                                    20,515,000      23,911,300
- - -----------------------------------------------------------------------------
Cash and Cash Equivalents at the End
 of the Period                                  $ 13,904,300    $ 25,511,000
=============================================================================

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1994

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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements present fairly its consolidated financial position at June 30, 1994 and September 30, 1993, its consolidated results of operations for the three months and nine months ended June 30, 1994 and 1993, and its consolidated cash flows for the nine months ended June 30, 1994 and 1993.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at June 30, 1994 and September 30, 1993 were unbilled amounts totaling $55,827,300 and $38,445,500, respectively.

3. Property, equipment and improvements are carried at cost and consisted of the following at June 30, 1994 and September 30, 1993:

                                               June 30,     September 30,
                                                 1994           1993
- - -------------------------------------------------------------------------
      Land                                   $  6,984,600     $ 5,484,600
      Buildings                                24,868,800      15,520,000
      Equipment                                66,051,200      60,861,400
      Leasehold improvements                   11,773,000      11,462,300
- - -------------------------------------------------------------------------
                                              109,677,600      93,328,300
        Less - accumulated depreciation
           and amortization                    55,290,500      49,811,900
- - -------------------------------------------------------------------------
                                             $ 54,387,100     $43,516,400
=========================================================================


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1994

4. Other assets consisted of the following at June 30, 1994 and September 30, 1993:

                                              June 30,     September 30,
                                                1994           1993
- - ------------------------------------------------------------------------
      Goodwill                               $18,051,800     $17,266,700
      Prepaid pension costs                   11,084,500      10,864,000
      Cash surrender value of life
        insurance policies                    11,296,700       8,846,000
      Investments                              8,805,800       3,304,100
      Miscellaneous                            5,319,000       4,609,900
- - ------------------------------------------------------------------------
                                              54,557,800      44,890,700
        Less - accumulated amortization
           of goodwill                         2,701,800       2,335,800
- - ------------------------------------------------------------------------
                                             $51,856,000     $42,554,900
========================================================================

5. During the nine months ended June 30, 1994 and 1993, the Company made cash payments of approximately $435,600 and $716,700, respectively, for interest and approximately $17,600,900 and $15,303,500, respectively, for income taxes.

6. Net income per share for the three and nine months ended June 30, 1994 and 1993 has been computed based upon the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding as follows:

                            Three Months Ended         Nine Months Ended
                                 June 30,                  June 30,
                          -----------------------   -----------------------
                             1994         1993         1994         1993
                          ----------   ----------   ----------   ----------
  Average number of
   shares of common
   stock outstanding      24,971,300   24,643,600   24,874,900   24,481,200
  Average number of
   shares of common
   stock equivalents
   outstanding               151,300      385,300      260,600      472,100
                          ----------   ----------   ----------   ----------
                          25,122,600   25,028,900   25,135,500   24,953,300
                          ==========   ==========   ==========   ==========

7. On July 29, 1994, the Company completed the acquisition of the engineering and construction management businesses of CRSS Inc. The purchase price was initially $33,513,000, but will be adjusted in the fourth quarter based on the results of an audit of the businesses acquired. The Company financed the acquisition using working capital and funds obtained under a line of credit with a bank.

     The businesses acquired provide engineering and design services to clients in the pulp and paper, microelectronics, process and pharmaceutical industries, among others, as well as construction and construction management services to the public/institutional markets including criminal justice, healthcare, education and transportation infrastructure.

     The acquisition will be accounted for as a purchase.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.

Results of Operations
- - ---------------------

Revenues for the three months ended June 30, 1994 (the "third quarter of 1994") were $263.8 million; $10.1 million less than the amount for the three months ended June 30, 1993 (the "third quarter of 1993"). The decrease was attributable primarily to a 16.1% decrease in maintenance revenues and a 4.7% decrease in construction revenues, offset in part by a 6.3% increase in engineering services revenues. The Company billed 2.3 million professional service hours to projects during the third quarter of 1994; 4.8% more hours as compared to the third quarter of 1993.

For the nine months ended June 30, 1994, revenues totaled $797.0 million; $61.8 million less than the amount for the nine months ended June 30, 1993. The decrease was due primarily to a 14.1% decrease in construction revenues and a 11.8% decrease in maintenance revenues, offset in part by a 5.4% increase in engineering services revenues. The Company billed 6.7 million professional service hours to projects during the nine months ended June 30, 1994; 5.4% more hours as compared to the corresponding period last year.

As a percent of revenues, direct costs of contracts were 86.1% for the third quarter of 1994, as compared to 85.8% for the third quarter of 1993. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided in the various industry groups and markets serviced by the Company. The increase in this percentage relationship in the third quarter of 1994 as compared to the third quarter of 1993 was due primarily to the effects of increased competition for all of the Company's services.

For the nine months ended June 30, 1994, direct costs of contracts were 86.8% of revenues, as compared to 87.1% for the nine months ended June 30, 1993. The improvement in this percentage relationship during the current nine-month period as compared to the corresponding period last year was due primarily to the effects of an increasing portion of the Company's total business volume coming from engineering services relative to construction and maintenance.

Selling, general and administrative ("SG & A") expenses for the third quarter of 1994 were $24.6 million; $2.5 million less than the amount for the third quarter of 1993. For the nine months ended June 30, 1994, SG & A expenses were $69.6 million; $7.0 million less than the amount for the nine months ended June 30, 1993. These decreases were due primarily to the effects of integrating the operations of the businesses the Company acquired last year, as well as other operating efficiencies.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1994

The Company's operating profit (defined as income before taxes, other income, net and interest income, net) was $12.0 million for the third quarter of 1994; $0.1 million more than the amount for the third quarter of 1993. For the nine months ended June 30, 1994, the Company's operating profit totaled $35.6 million; $1.6 million more than the amount for the corresponding period in 1993. In general, the increases in operating profit were attributable primarily to lower SG & A expenses, offset in part by lower margins on projects.

Interest income, net was $0.2 million for the third quarter of 1994; $0.2 million less than the amount for the third quarter of 1993. The decrease was due primarily to lower levels of cash invested in interest-bearing accounts.
For the nine months ended June 30 1994, interest income, net totaled $0.4 million; $0.7 million less than the amount for the corresponding period last year. The decrease was due primarily to higher borrowings by the Company's U.K. subsidiary, combined with lower levels of cash invested in interest-bearing accounts.

Other expense, net was $0.1 million for the third quarter of 1994, as compared to other income, net of $0.2 million for the third quarter of 1993. For the nine months ended June 30, 1994, other income, net was $0.5 million; $1.2 million less than the amount for the corresponding period last year. The lower amounts of other income in the current fiscal year resulted primarily from gains from sales of marketable securities and other assets recorded last year.

Backlog Information
- - -------------------

The following table summarizes the Company's backlog at the dates indicated (in millions):

                                    June 30, 1994   June 30, 1993
                                    -------------   -------------
  Engineering services backlog           $  714.6        $  733.6
  Total backlog                           1,970.0         1,805.0

Liquidity and Capital Resources
- - -------------------------------

The Company's cash and cash equivalents decreased $6.6 million during the nine months ended June 30, 1994. This compares to a net increase of $1.6 million during the corresponding period last year. The current year decrease in cash and cash equivalents was due primarily to cash used in operations ($3.9 million) and investing activities ($10.1 million), offset in part by cash provided by financing activities ($7.1 million) and the effects of exchange rate changes ($0.2 million).

Operations used $3.9 million of cash and cash equivalents during the nine months ended June 30, 1994. This compares to a net contribution of cash of $14.8 million for the nine months ended June 30, 1993. The decrease in cash provided by operations in the current year as compared to last year was due primarily to the timing of cash receipts and payments on receivables and accrued liabilities and payables, respectively.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1994

The Company's investing activities used $10.1 million of cash and cash equivalents during the nine months ended June 30, 1994. This compares to net uses of cash of $18.1 million for the nine months ended June 30, 1993. Additions to property and equipment were $12.3 million higher in the current year as compared to last year, and was due primarily to the acquisition of an office building in Baton Rouge, Louisiana. The cash purchase price of the building was $10.5 million; the Company was previously the principal lessee in the building. Net additions to long-term investments were $8.0 million higher in the current year as compared to last year, and relates primarily to an investment in a newly-formed real estate investment company which will focus on providing facilities for companies in the biotechnology industry. These uses were offset in part by $22.1 million more of cash generated by sales of marketable securities that had been held for investment purposes in the current year as compared to last year. Also contributing to the reduction in cash used in investing activities was $6.7 million used last year towards the acquisition of a business; no similar transaction occurred during the first nine months of 1994.

Cash flows from financing activities contributed $7.1 million in cash and cash equivalents during the nine months ended June 30, 1994. This compares to net contributions of $5.2 million for the nine months ended June 30, 1993. The variance was due to a combination of higher short-term bank borrowings in 1994, as well as to an increase in the level of stock option exercises.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1994 and beyond. At June 30, 1994, the Company's committed credit facilities totaled $43.4 million through banks in the U.S. and the U.K., against which $9.3 million was outstanding as notes payable to banks.

On July 24, 1994, in connection with the acquisition discussed in Note 7 to the Consolidated Condensed Financial Statements, the Company amended one of its existing short-term credit facilities and increased the borrowing capacity under the facility by $55.0 million. Later in the fourth quarter of this fiscal year, the Company expects to complete a definitive, three-year revolving credit agreement which will replace that portion of the amended short-term facility used to finance the acquisition.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1994

PART II - OTHER INFORMATION
Not applicable.


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


Date:  August 9, 1994