Form 10-K
period 1994-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 1994-12-28
CIK 52988

                                                                            1994
================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from __________________ to __________________

        Commission File Number 1-7463


                         JACOBS ENGINEERING GROUP INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   95-4081636
       (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

251 SOUTH LAKE AVENUE, PASADENA, CALIFORNIA                     91101
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

Registrant's telephone number, including area code (818) 449-2171
Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
         -------------------                          -------------------
      Common Stock, $1 par value                     New York Stock Exchange

INDICATE BY CHECK-MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. ( X ) YES ( ) NO

INDICATE BY CHECK-MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( )

                              ___________________

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $357,636,000 as of December 27, 1994, based upon the last reported sales price on the New York Stock Exchange. For this purpose, the Registrant considers Dr. Joseph J. Jacobs to be its only affiliate.

As of December 27, 1994, the Registrant had outstanding 25,080,547 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part II: Annual Report for the fiscal year ended September 30, 1994, only portions of which are incorporated by reference.

Part III: Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, only portions of which are incorporated by reference.

================================================================================

                                    PART I

ITEM 1.     BUSINESS

GENERAL
- -------
       Jacobs Engineering Group Inc. (the "Company" ) is one of the largest professional service firms in the United States providing engineering, design and consulting services; construction and construction management services; and process plant maintenance services to a wide range of industrial, commercial and governmental clients throughout the United States, the United Kingdom and Ireland.

       The Company has focused its services on selected industry groups and markets including the process industries (primarily for the refining, chemical, foods, pharmaceutical and biotechnology, and minerals and fertilizers industries); environmental applications and projects; and facilities (principally for high technology industries such as electronics and micro-electronics, as well as health care and food processing facilities, commercial and municipal buildings and other industrial projects). As discussed in the section "Recent acquisitions", below, the Company completed the acquisition of two businesses in 1994 which added the pulp and paper market to the collection of process industries to which the Company provides its services, as well as expanding the Company's customer base in the area of facilities construction, particularly in the micro-electronics, transportation, civic and health care markets.

       The Company is a Delaware corporation and was originally incorporated in 1957 as a successor to a business organized by Dr. Joseph J. Jacobs in 1947. The Company's common stock has been publicly held since 1970 and currently is listed on the New York Stock Exchange.

RECENT ACQUISITIONS
- -------------------
       During fiscal 1993 and 1994, the Company completed several significant business acquisitions. In January 1993, the Company acquired H&G Process Contracting Limited and H&G Contractors Limited (together, "Humphreys &
Glasgow" ), based in England. Humphreys & Glasgow has broad-based process engineering and design skills in the areas of refining, petrochemicals, fine chemicals, pharmaceuticals and, until the fourth quarter of fiscal 1994, water treatment facilities. In June 1993, the Company acquired the Sigel Group of companies (the "Sigel Group"), based in Philadelphia, Pennsylvania. The Sigel Group provides engineering and design services to clients primarily in the biotechnology/pharmaceutical industry worldwide. In September 1993, the Company acquired Wolder Engineers and Constructors (the "Wolder Group" ), based in Long Beach, California. The Wolder Group provides engineering, design, construction and construction management services to clients primarily in the petroleum refining, gas transmission, chemical and mining businesses. And finally, in July 1994, the Company acquired the engineering and construction management services businesses from CRSS Inc. (the engineering business is referred to as "Sirrine" and the construction management business is referred to as "CRSS Constructors" ). These businesses provide comprehensive design, engineering and construction management services to government and commercial customers in the pulp and paper, micro-electronics, transportation and facilities markets, among others, throughout the continental United States.

       Management believes each of these acquisitions provides the Company with long-term strategic growth opportunities. As a result of these acquisitions, the Company now has established operations in new geographic markets and added to the range of services it can provide its clients. The Company has also added to its customer base, as well as to the industry groups and markets to which it can provide its services.

       Following the acquisitions of Sirrine and CRSS Constructors, management implemented, in the fourth quarter of fiscal 1994, a plan to consolidate certain of its offices. Management also reviewed where certain projects were being executed, particularly those projects in the area of bulk chemical processing, and decided to transfer selected projects to other offices within the Company. Concurrent with these actions, management undertook to evaluate the Company's continuing business activities relating to a joint venture in the UK. Lastly, management reviewed the realizability of certain assets the Company acquired in recent years and wrote-down the carrying value of these assets to their estimated net realizable values. As a result of these actions, the Company recorded in the fourth quarter of 1994 a total after-tax charge of approximately $10.2 million ($0.40 per share). Of the total charge recorded, approximately $8.6 million ($0.34 per share) related to the consolidation and cost reduction activities discussed above, and approximately $1.6 million ($0.06 per share) related to certain third-party claims and litigation that were settled during the fourth quarter of 1994. For further discussion of this charge, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7., below.

SERVICES PROVIDED
- -----------------
       The Company offers three broad categories of professional services: engineering (which includes design, consulting and other related services); construction and construction management; and plant maintenance. Often, Jacobs establishes a relationship with a client where it is awarded a contract for the initial phases of an engineering and/or construction project. These services may include feasibility studies, consulting or design work. Because of the range of technical expertise the Company possesses, it is often retained for additional work as the project develops. The scope of services provided by the Company, therefore, ranges from consulting to complete single-responsibility contracts.

       The following table sets forth the total revenues of the Company from each of its three basic service categories for the five years ended September 30, 1994 (in thousands of dollars):


                        1990          1991          1992          1993          1994
                ------------  ------------  ------------  ------------  ------------
  Engineering       $241,187      $313,849      $355,483      $453,247      $476,491
  Construction       414,980       499,081       503,406       424,259       456,750
  Maintenance        225,590       223,359       247,538       265,420       232,513
                ------------  ------------  ------------  ------------  ------------
                    $881,757    $1,036,289    $1,106,427    $1,142,926    $1,165,754
                ============  ============  ============  ============  ============

       Engineering
       -----------
       The Company employs all of the engineering and related disciplines to engineer and design modern process plants (which include projects for clients in such industries as refining, chemical, foods, pharmaceutical and biotechnology, pulp and paper and minerals and fertilizers) and high technology facilities (such as micro-electronics plants, specialized plants for clients in the food industry, commercial and municipal buildings, research and development facilities that require technically complex structures such as "clean rooms" and other industrial projects).

       With respect to the environmental area, the Company employs all of the requisite engineering, scientific, public health and related skills to consult, investigate, study, manage and provide remedial engineering for major environmental programs. The Company's capabilities in process engineering and construction combined with its environmental expertise allow it to offer its clients a wide range of services from a single-source provider. Accordingly, the Company has been awarded contracts requiring a combination of traditional process engineering and environmental services.

       Additionally, the Company employs all of the professional and technical expertise necessary to provide a broad range of consulting services including: performing pricing studies, market analyses and financial projections necessary in determining the feasibility of a project; performing gasoline reformulation modeling; analyzing and evaluating layout and mechanical designs for complex processing plants; analyzing automation and control systems; analyzing, designing and executing biocontainment strategies; developing and performing process protocols in respect of Federal Drug Administration mandated qualification/validation requirements; and performing geological and metallurgical studies.

       Also included in the category of "Engineering" are all of the related support services necessary for the proper and effective delivery of the Company's engineering and related services. Among these are cost engineering, planning, scheduling, procurement, estimating, project accounting, quality and safety.

       Construction
       ------------
       The Company provides traditional field construction as well as construction management services to private and public sector clients in many of the process and facilities industries serviced by the Company. The Company can also provide its clients with Advanced Construction Technology ( "ACT" )(R).
ACT is an advanced form of modular engineering, design, off-site fabrication and assembly, and field erection. ACT provides clients with an alternative approach to traditional methods of engineering and construction which can significantly reduce new plant costs. In the environmental area recent contract awards from clients in the public sector require the Company to provide environmental remedial construction services. The Company believes the environmental remedial construction market will continue to grow in the future as more resources are committed to actual site clean-up.

       The Company's field construction activities are focused primarily on process plant and facilities construction projects for which the Company has performed the engineering and design work. By focusing its construction efforts on such projects, the Company avoids the risk of constructing complex plants based on designs prepared by others. The financial risk to the Company of constructing complex plants based on designs prepared by third parties may be particularly significant on fixed-price contracts. On the other hand, the Company believes the integration of its services (i.e., providing design, engineering and construction services on the same project) provides the Company greater opportunity to price its services more competitively and can enhance its overall contract profitability. From the customers' perspective, the Company believes that the integration of its services provides them with a competitive advantage as they can look to the Company as a single-source provider of design/build services. However, the Company will continue to pursue construction-only projects where it can negotiate pricing and other contract terms acceptable to the Company.

       In the area of construction management, the Company can provide a wide range of services to its customers. The Company may act as the program director, whereby it oversees, on behalf of the owner of the project, the complete planning, design and construction phases of the project. Or, its services may be limited to providing construction consulting, estimating, scheduling or value engineering services. The Company believes its capabilities in the area of construction management were greatly enhanced during 1994 when it completed the acquisition of CRSS Constructors. As a result of this acquisition, the Company has broadened its geographic presence and expanded both its client base and the industry groups to which it can provide and market its construction management services.

       Maintenance
       -----------
       Maintenance generally refers to all of the tasks required to keep a plant in day-to-day operations, including the repair and replacement of pumps, piping, heat exchangers and other equipment. It also includes "turnaround" work which involves major refurbishment which can only be performed when the plant is shut down. Since shutdowns are expensive to the owners of the plant, turnaround work will often require maximizing the number of craftsmen that can work efficiently on a project on a 24 hours per day, seven days per week basis. The Company employs sophisticated computer scheduling and programming to complete turnaround projects quickly and it maintains contact with a large pool of skilled craftsmen it can hire as needed on maintenance and turnaround projects.

       Although the profit margins that can be realized from maintenance services are generally less than engineering and construction services, the costs to support maintenance activities are also generally lower than engineering and construction services. The Company remains active in this business because it sometimes leads to contracts to provide engineering and/or construction services. Furthermore since maintenance contracts are normally cost-reimbursable in nature, they present less risk to the Company. Additionally, although engineering and construction projects may be of a short-term nature, maintenance services often result in long-term relationships with clients. For example, the Company has been providing maintenance services at several major process plants for over 25 years. This aspect of maintenance services greatly reduces the selling costs in respect of such services.


INDUSTRY GROUPS AND MARKETS
- ---------------------------
       The Company has chosen to focus its efforts on the following industry groups and markets: environmental, refining, chemical and pharmaceutical, facilities, and minerals and fertilizers. With the acquisition of Sirrine in 1994, the Company now provides engineering and construction management services to the pulp and paper industry. The Company believes these industry groups and markets have sufficient common needs to permit cross-utilization of the Company's resources which help to mitigate the negative effects of a downturn in a single industry.

       The following table sets forth the total revenues of the Company from each of these industry groups and markets for the five years ended September 30, 1994 (in thousands of dollars):

                       1990        1991        1992        1993        1994
                   --------  ----------  ----------  ----------  ----------
Environmental       $39,407     $67,940    $105,608    $161,964    $175,846
Refining            172,705     216,865     362,005     404,462     372,769
Chemical and
 pharmaceutical     388,813     419,311     351,336     386,522     415,062
Facilities          250,136     308,805     224,822     158,217     177,193
Minerals and
 fertilizers         30,696      23,368      62,656      31,761      24,884
                   --------  ----------  ----------  ----------  ----------
                   $881,757  $1,036,289  $1,106,427  $1,142,926  $1,165,754
                   ========  ==========  ==========  ==========  ==========

       The Company historically has provided primarily engineering services to the environmental group. However, certain of the more recent contracts awarded to the Company also include management services for the remediation of hazardous wastes. Maintenance services are provided primarily to the chemical and refining industries.

       Environmental
       -------------
       The Company believes it is one of the leading providers in the United States of environmental engineering and consulting services, including hazardous waste management and cleanup. The environmental business currently represents an important part of the Company's operations and, as a result of growing public concern over the nation's environment, combined with increased legislation regarding the environmental obligations of companies in the private sector, the Company believes demand for environmental services will continue to grow.

       The Company is currently providing environmental services for a number of U.S. federal government agencies including the Department of Energy; the Department of Defense; and the Environmental Protection Agency. In the private sector, the Company provides consulting, environmental studies, remedial design and project management services, such as the design and construction of waste minimization programs relating to existing process plants, and the design and construction of waste and wastewater treatment facilities. Additionally, the Company provides engineering, design and related technical services for large, complex water purification systems.

       Typical projects for the U.S. government include the preparation of feasibility studies and performing remedial investigation, engineering and design services on several national programs. Many of the Company's contracts relate to the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and the related Superfund Amendments and Reauthorization Act of 1986 ("SARA"), as reauthorized in 1990. More recently, the Company has been awarded multi-year contracts from the U.S. Air Force to provide full-service remedial action services for the U.S. Air Force Center for Environmental Excellence ("AFCEE") at several bases located in the U.S., as well as a "nationwide" award to provide services under the U.S. Base Realignment and Closure ("BRAC") program. The Company also provides project management services over site cleanup activities at various government installations, as well as detailed scientific and support services, groundwater restoration management and action plans, and services relating to the decommissioning of nuclear production and armament facilities.

       Many of the projects for the U.S. government span several years. For larger programs, the scope of services are such that the Company sometimes teams with other companies in order to execute the project.

       Within the private sector, the Company provides consulting, design, engineering, procurement, construction and project management services to clients on projects involving waste minimization programs, waste treatment and other facilities.

       The Company believes the acquisition of Humphreys & Glasgow greatly enhanced its capabilities in the area of environmental engineering and waste management. Its experience includes both government and private-sector projects in the areas of facility decommissioning, waste packaging, robotics, solidification and encapsulation. Recent awards to Humphreys & Glasgow require developing the process design of plants to vitrify certain types of contaminated wastes. Such applications of vitrification technology is currently planned for use by certain of the Company's clients in the United States.

       Refining
       --------
       The Company provides its full line of services to its clients in the refining industry. Typical projects in the refining area include retrofits, revamps or expansion of existing plants, upgrading individual process units within refineries, new construction and maintenance services. The Company also provides a broad range of consulting services to its clients, including feasibility and multi-client studies.

       Over the past several years, the Company has experienced a significant increase in contract awards for plants producing oxygenates and other high-octane fuel blending components for gasoline (such components are required by the Clean Air Act of 1990 in reformulated gasolines in order to reduce the emissions of unburned hydrocarbons and carbon monoxide from automobiles), as well as plants that hydrotreat various fuel fractions to reduce the sulfur content of blended products. The Company has completed several major projects to design, engineer, procure and construct methyl tertiary butyl ether ("MTBE") units and tertiary amyl butyl ether ("TAME") units for a number of major refiners at facilities located throughout the United States. The Company has also utilized its modular construction capabilities in the construction and installation of these units. The use of modular construction can help decongest the construction site and allow for parallel construction to proceed simultaneously with the modular activity.

       A significant aspect of the Company's service to this industry is in the area of contract maintenance. The Company has contracts with several major oil refiners for on-site maintenance and turnaround activities. Many of these contracts are evergreen in nature and tend to be extended over many years.

       The Company believes its capabilities in the refining area in the West Coast market were greatly enhanced during 1993 when it completed the acquisition of the Wolder Group. As a result of the acquisition, the Company has broadened its geographic presence with access to both new and existing clients.

       Chemical and pharmaceutical
       ---------------------------
       The Company furnishes its full line of services to its clients operating in the chemical, pharmaceutical and biotechnology industries. Typical projects in the chemical area include bulk chemical production facilities involving various petrochemicals, aromatics and derivatives, monomers and polymers. In the pharmaceutical and biotechnology area, typical projects include sterile fill, pharmaceutical manufacturing facilities and biotechnology laboratories and pilot plants. Also included in this category of business are process projects for clients in the food industry and, beginning August 1, 1994, the pulp and paper industry. The Company's capabilities in the pulp and paper industry result from the acquisition of Sirrine. The Company believes Sirrine to be one of the leading providers of engineering and design services to U.S. customers in the pulp and paper industry.

       The Company also enhanced its capabilities in the pharmaceutical and biotechnology area as a result of the acquisition of the Sigel Group in June 1993. When combined with the Company's traditional process engineering and project management skills and the technical and other capabilities acquired as a result of the acquisition of Triad Technologies, Inc. in 1991, the Company believes it is now capable of executing multi-million dollar, single-responsibility projects in the areas of pharmaceuticals and biotechnology. Accordingly, the Company believes it is a national leader in providing not only engineering, design and construction services, but also conceptual design services with emphasis on production strategy, current good manufacturing practices ("cGMP") compliance, regulatory compliance and qualification/validation services for pharmaceutical and biotechnology research, development and production facilities.

       Facilities
       ----------
       "Facilities" refers to those contracts requiring the Company to provide comprehensive architectural, engineering, design, construction and/or construction management services for projects such as high technology manufacturing operations in the electronics, micro-electronics and aerospace industries, specialized plants for clients in the food industry, research and development facilities that require technically complex structures such as "clean rooms", correctional facilities, health care facilities and transportation systems, as well as multi-purpose buildings for industrial, commercial and government clients.

       The Company believes its capabilities in the facilities area were greatly enhanced during 1994 when it completed the acquisition of Sirrine and CRSS Constructors. Sirrine's experience in the domestic, U.S. micro-electronics industry complemented the Company's experience in foreign markets. CRSS Constructors greatly expanded the Company's capabilities to provide construction management services for customers in the health care, transportation, correctional and civic industries/markets.

       Minerals and fertilizers
       ------------------------
       For over 25 years, the Company has been a leading provider of engineering, design and construction services on projects for phosphatic and potassium fertilizer plants, coal handling facilities, and facilities for the mining and processing of a wide range of minerals. Additionally, the Company provides a broad range of consulting services to the fertilizers industry world wide and believes it possesses the world's leading process technology in the area of phosphatic fertilizers. The Company believes that demand for services by companies in this industry will grow in the future.


BACKLOG
- -------
       For information regarding the Company's backlog, reference should be made to Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in this report.

CUSTOMERS
- ---------
       For the years ended September 30, 1990, 1991, 1992, 1993 and 1994, revenues from federal government agencies accounted for 4.9%, 6.3%, 9.4%, 14.1% and 15.4%, respectively, of total revenues. Due to the amount of pass-through costs (see "Contracts" below) that may be incurred on construction projects, it is not unusual for a customer in the private sector to account for more than ten percent of revenues in any given year. For the years ended September 30, 1990, 1991 and 1992, one customer in the private sector accounted for 14.7%, 11.4% and 12.5%, respectively, of total revenues (a second customer accounted for 10.8% of total revenues in 1992). No single customer in the private sector accounted for ten percent or more of total revenues in 1993, and a different customer accounted for 11.6% of total revenues in 1994.

       The Company's success in obtaining more than one contract from its clients significantly minimizes its selling and related management expenses. Over the past five years, a significant portion of the Company's revenues has represented work for clients for which the Company has performed at least one prior contract. The Company believes that the amount of repeat business demonstrates that a majority of the Company's clients have a high level of satisfaction with the Company's services.


FOREIGN OPERATIONS
- ------------------
       For the years ended September 30, 1990, 1991, 1992, 1993 and 1994, revenues from projects outside of North America were approximately 7.1%, 8.4%, 16.3%, 10.8% and 5.6%, respectively, of total revenues. For the years ended September 30, 1992 and prior, substantially all such revenues related to the Company's offices in Ireland. For the year ended September 30, 1993, such revenues related primarily to the Company's offices in the UK and Ireland.

       The increase in revenues from projects outside North America from 1991 to 1992 was due primarily to a large construction project executed out of the Company's Dublin office and included a substantial portion of "pass-through" costs (see "Contracts" below). That project was completed early in fiscal 1993.


CONTRACTS
- ---------
       While there is considerable variation in the pricing provisions of the contracts undertaken by the Company, they can generally be grouped into three broad categories: Cost-plus; guaranteed maximum price and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts during the five years ended September 30, 1994:


                                       1990   1991   1992   1993   1994
                                       ----   ----   ----   ----   ----
         Cost-plus                       69%    79%    87%    90%    83%
         Guaranteed maximum price        11      2      4      3      8
         Fixed-price                     20     19      9      7      9

       In accordance with industry practice, most of the Company's contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

       When the Company is directly responsible for engineering, design, procurement and construction of a project or the maintenance of a process plant, the Company reflects the cost of materials and equipment, craft labor and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, these amounts are not reflected in either revenues or costs. The approximate amounts of such pass-through costs included in revenues for the years ended September 30, 1990, 1991, 1992, 1993 and 1994 were $560.3 million, $641.9 million, $659.2 million, $610.7 million and $629.0 million, respectively.

       Cost-plus contracts
       -------------------
       Cost-plus contracts provide for reimbursement of costs incurred by the Company plus a predetermined fee, or a fee based on a percentage of the costs incurred. The Company prefers this type of contract since it believes that the primary basis for its selection should be its technical expertise and professional qualifications rather than price considerations.

       Guaranteed maximum price contracts
       ----------------------------------
       Guaranteed maximum price contracts are performed in the same manner as cost-plus contracts; however, the total actual cost plus the fee cannot exceed the guaranteed price negotiated with the customer. If the total actual cost of the contract exceeds the guaranteed maximum price, then the Company will bear all or a portion of the excess. In those cases where the total actual cost and fee are less than the guaranteed price, the Company will share the savings on a predetermined basis with the client.

       Fixed-price contracts
       ---------------------
       Fixed-price contracts include both "negotiated fixed-price" contracts and "lump sum bid" contracts. Under a negotiated fixed-price contract, the Company is first selected as the contractor, and then the contract price is negotiated. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where the Company has the opportunity to perform engineering and design work before negotiating the price. Under lump sum bid contracts, the Company must bid against other contractors based upon specifications furnished by the customer. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications, problems with new technologies and economic and other changes that may occur over the contract period, that are reduced by the negotiation process. Thus, although both types of contracts involve a firm price for the customer, the lump sum bid contract provides the greater degree of risk to the Company. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than the other types of contracts.


COMPETITION
- -----------
       The Company is engaged in a highly competitive business. Some of its competitors are larger than the Company, or are subsidiaries of larger companies, and possess greater resources than the Company. Furthermore, because the engineering aspect of the business does not usually require large amounts of capital, there is relative ease of market entry for a new potential entrant possessing acceptable professional qualifications. Accordingly, the Company competes with both national and international firms in sizes ranging from very large to a wide variety of small, regional and specialty firms.

       The extent of the Company's competition varies according to the industries and markets it serves, as well as the regions in which the Company is located. The Company's largest competitors for engineering, construction and maintenance services for process plants include such well-known companies as Bechtel Group, Inc., Fluor Corp., Foster-Wheeler Corp., M.W. Kellogg, Parsons Co., Brown & Root, Inc. and Morrison Knudsen Corp. The Company's principal competitors for facilities work include Turner Construction Co., The Austin Co., ADP/Marshall and IDC.

       In the area of environmental engineering and hazardous waste cleanup, the Company's competitors include a number of the companies listed above and other specialized companies such as IT Corporation, ICF Kaiser, Metcalf & Eddy, CDM, OHM, Rust Engineering, Montgomery Engineers, Ogden Environmental and Roy F. Weston, Inc.

EMPLOYEES
- ---------
       At September 30, 1994, the Company had approximately 6,940 full-time employees. Additionally, as of September 30, 1994, there were also approximately 6,200 persons employed in the field on a short-term or project basis by the Company. The number of such field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

EXECUTIVE OFFICERS OF THE COMPANY

       Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the Company's executive officers:

                                                                                        Year Joined
                                                                                      the Registrant
                                                                                       or a Company
                                                                                       Acquired by
          Name                   Age         Position with the Company                the Registrant
- ------------------------         ---    -----------------------------------         ------------------
Joseph J. Jacobs                  78    Director and Chairman of the Board                 1947
Noel G. Watson                    58    President, Chief Executive Officer
                                          and Director                                     1965
Robert M. Barton                  72    Secretary and Director                             1957
William R. Kerler                 65    Executive Vice President, Operations               1980
James E. Berkley                  61    Executive Vice President, Operations               1962
Donald J. Boutwell                57    Group Vice President, Field Services               1984
Andrew E. Carlson                 61    Group Vice President, Field Services               1990
Socrates S. Christopher           59    President, Jacobs - Sirrine Engineers
                                          (a Division of Jacobs Engineering
                                          Group Inc.)                                      1994
Arlan C. Emmert                   49    Group Vice President, Western Region               1985
Thomas R. Hammond                 43    Group Vice President, Central Region               1975
John McLachlan                    48    Group Vice President, Northern Region              1974
Richard J. Slater                 48    Group Vice President, European Region              1980
Roger L. Williams                 56    Group Vice President, Southern Region              1983
Gregory J. Landry                 46    Senior Vice President, Quality and Safety          1984
Craig L. Martin                   45    Senior Vice President, Operations                  1994
Paul A. Miskimin                  54    Senior Vice President, Federal Programs            1987
John W. Prosser, Jr.              49    Senior Vice President, Finance and                 1974
                                          Administration and Treasurer
Gerald L. Stevenson               57    Senior Vice President, General Sales
                                          and Marketing                                    1984
Nazim G. Thawerbhoy               47    Senior Vice President and Controller               1979
William C. Markley, III           49    Vice President, Law                                1981

       All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. Carlson, Christopher and Martin, have served in executive capacities with the Company or have been part of its senior management for more than five years. Prior to joining the Company, Mr. Carlson served as President of Continental Heller Corporation from November 1986 to May 1990. Prior to joining the Company, Messrs. Christopher and Martin had been part of the senior management of CRSS Inc. or one of its subsidiaries for at least five years.

ITEM 2.     PROPERTIES

       The Company maintains offices for its professional, technical and administrative staff consisting of a total of approximately 1.4 million square feet, in Pasadena, Long Beach and Martinez, California; Cincinnati, Ohio; Lakeland, Florida; Somerset, New Jersey; Houston, Texas; Baton Rouge, Louisiana; Greenville and Orangeburg, South Carolina; Raleigh, North Carolina; Portland, Oregon; Phoenix, Arizona; New Castle, Delaware; Washington, D.C.; Albuquerque, New Mexico; Denver and Golden, Colorado; Philadelphia, Pennsylvania; Dublin and Cork, Ireland; London, Manchester, and Glasgow, United Kingdom; and project offices throughout the United States. The Company maintains sales offices at many of its principal locations. The Company's equipment yards are located in Houston, Texas and Baton Rouge, Louisiana.

       The majority of the Company's offices are leased. The Company also rents its project offices and a portion of its construction equipment on a short-term basis.


ITEM 3.     LEGAL PROCEEDINGS

       The Company is a defendant in numerous workers' compensation, personal injury and other lawsuits arising in the normal course of its business. These matters are covered by either insurance provided by third parties, the Company's self-insurance programs, or a combination thereof. The Company believes that the results of this litigation will not have a material adverse effect on its consolidated financial condition. However, there can be no assurance that this will be the case.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.


                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

       The information required by this Item is hereby incorporated by reference from the Financial Statements section of the Company's 1994 Annual Report to Shareholders, copies of which financial statements section is being delivered to the Commission (but not filed with, except to the extent incorporated herein) as an Exhibit to this report.

ITEM 6.     SELECTED FINANCIAL DATA

       The information required by this Item is hereby incorporated by reference from the Financial Statements section of the Company's 1994 Annual Report to Shareholders, copies of which are being delivered to the Commission (but not filed with, except to the extent incorporated herein) as an Exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required by this Item is hereby incorporated by reference from the Financial Statements section of the Company's 1994 Annual Report to Shareholders, copies of which are being delivered to the Commission (but not filed with, except to the extent incorporated herein) as an Exhibit to this report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this Item is hereby incorporated by reference from the Financial Statements section of the Company's 1994 Annual Report to Shareholders, copies of which are being delivered to the Commission (but not filed with, except to the extent incorporated herein) as an Exhibit to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND DISCLOSURE MATTERS

       Not applicable.


                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by Paragraph (a) and Paragraphs (c) through (g) of Item 401 and by Item 405 of Regulation S-K is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

       See the information under the caption " Executive Officers of the Company " in Part I of this report for information required by Paragraph (b) of
Item 401 of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

       The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) See accompanying Index to Financial Statements and Supporting Schedules.
       (b) Reports on Form 8-K: On August 5, 1994, the Registrant filed a Current Report on Form 8-K reporting the acquisition of the engineering and construction management services businesses of CRSS Inc. On October 6, 1994, the Registrant filed Report 8-K/A to file with the Commission certain audited financial statements and pro forma financial information relating to said acquisition.

       (c)  Exhibits and Index to Exhibits:

             2.1 Purchase Agreement dated July 29, 1994 between Jacobs Engineering Group Inc. and CRSS Inc. including a schedule of annexes and exhibits. Filed as Exhibit 1. to the Registrant's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference.

             3.1 Certificate of Incorporation of the Registrant, as amended. Filed as Exhibit 3.1 to the Registrant's 1993 Annual Report on Form 10-K and incorporated herein by reference.

             3.2 Bylaws of the Registrant, as amended. Filed as Exhibit 3.2 to the Registrant's 1992 Annual Report on Form 10-K and incorporated herein by reference.

             4.1     See Sections 5 through 18 of Exhibit 3.1.

             4.2     See Article II, Section 3.03 of Article III, Article VI and
                     Section 8.04 of Article VIII of Exhibit 3.2.

             4.3 Specimen Certificate for Common Stock. Filed as Exhibit 4.3 to the Registrant's 1991 Annual Report on Form 10-K and incorporated herein by reference.

             4.4 Rights Agreement dated as of December 20, 1990 by and between Registrant and First Interstate Bank, Ltd. as Rights Agent. Filed as Exhibit (1) to Registrant's Report on Form 8-K dated December 20, 1990 and incorporated herein by reference.

            10.1 The Jacobs Engineering Group Inc. 1981 Executive Incentive Plan (As Amended and Restated). Filed as Exhibit 10.1 to the Registrant's 1993 Annual Report on Form 10-K and incorporated herein by reference.

            10.2 The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers. Filed as Exhibit 10.2 to the Registrant's 1993 Annual Report on Form 10-K and incorporated herein by reference.

            10.3 Agreement dated as of November 30, 1993 between the Registrant and Dr. Joseph J. Jacobs. Filed as Exhibit 10.3 to the Registrant's 1993 Annual Report on Form 10-K and incorporated herein by reference.

            10.4 The Executive Security Program of Jacobs Engineering Group Inc. Filed as Exhibit 10.4 to the Registrant's 1993 Annual Report on Form 10-K and incorporated herein by reference.

            10.5 Jacobs Engineering Group Inc. and Subsidiaries 1991 Executive Deferral Plan, effective June 1, 1991. Filed as
                     Exhibit 10.5 to the Registrant's 1993 Annual Report on Form 10-K and incorporated herein by reference.

            10.6 Jacobs Engineering Group Inc. and Subsidiaries 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.6 to the Registrant's 1993 Annual Report on Form 10-K and incorporated herein by reference.

            10.9 The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan. Filed as Exhibit 4.1 to the Registrant's Form S-8 dated February 24, 1992 (File No. 33-45927) and incorporated herein by reference.

            10.10 Form of Indemnification Agreement entered into between the Registrant and its officers and directors. Filed as Exhibit
                     10.10 to the Registrant's 1992 Annual Report on Form 10-K and incorporated herein by reference.

        (S) 11. Statement of computation of net income per outstanding share of common stock is hereby incorporated by reference from the Financial Statements section of the Company's 1994 Annual Report to Shareholders, copies of which are being delivered to (but not filed with, except to the extent incorporated herein) the Commission as an exhibit to this report.

        (S) 13. Financial Statements section of Jacobs Engineering Group Inc. Annual Report to Shareholders for the fiscal year ended September 30, 1994.

        (S) 21.      List of Subsidiaries of Jacobs Engineering Group Inc.

        (S) 23.      Consent of Independent Auditors.

        (S) 27.1     Financial Data Schedules.

__________________________________________

        (S)   Being filed herewith.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
            INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES
                              SEPTEMBER 30, 1994

                                                                                         PAGE
- ---------------------------------------------------------------------------------------------
Financial Statements:

       The Company's consolidated financial statements at September 30, 1994 and 1993 and for each of the three years in the period ended September 30, 1994, together with the report of the independent auditors on those consolidated financial statements are hereby incorporated by reference from the Financial Statements section of the Company's 1994 Annual Report to Shareholders, copies of which are being delivered to (but not filed with, except to the extent incorporated herein) the Commission as an exhibit to this report.


Schedules Supporting the Financial Statements:

       (All schedules except those listed below have been omitted since they are either not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.)


           II  Amounts receivable from related parties and underwriters, promoters, and employees other than related parties for
               the years ended September 30, 1993 and 1994.............................. 15

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                FOR THE YEARS ENDED SEPTEMBER 30, 1993 AND 1994

                                                                                     Balance at end
                            Balance                        Deductions                of period
  Name of              at Beginning                         (amounts      -----------------------------
  Debtor                  of Period         Additions      collected)            Current     Noncurrent
  ----------------     ------------     -------------     -----------     --------------     ----------
September 30, 1993:
  P.A. Miskimin            $115,133         $      --          $3,488           $111,645       $     --
  K.D. Wolder                    --           344,978              --             18,178        326,800
                       ------------     -------------     -----------     --------------     ----------
  Totals                   $115,133          $344,978        $  3,488           $129,823       $326,800
                       ============     =============     ===========     ==============     ==========

September 30, 1994:
  P.A. Miskimin            $111,645         $      --        $111,645           $     --       $     --
  K.D. Wolder               344,978                --          18,178             19,633        307,166
  S.S. Christopher               --           150,000              --                 --        150,000
                       ------------     -------------     -----------     --------------     ----------
  Totals                   $456,623          $150,000        $129,823           $129,823       $457,166
                       ============     =============     ===========     ==============     ==========

Note - The loans to K.D. Wolder and S.S. Christopher were acquired by the Registrant as part of the assets of businesses it acquired in 1993 and 1994.

                                 UNDERTAKINGS

       For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 33-45914 (filed February 21, 1992) and 33-45927 (filed February 24,
1992):

       Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by final adjudication of such issue.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 JACOBS ENGINEERING GROUP INC.

Dated:   December 28, 1994             By:                NOEL G. WATSON
                                            ------------------------------------
                                                          Noel G. Watson
                                                  President, Chief Executive
                                                  Officer and Director
                                                  (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


               SIGNATURE                            TITLE                        DATE

             NOEL G. WATSON                      Director and              December 28, 1994
    --------------------------------     Principal Executive Officer
             Noel G. Watson

            JOSEPH J. JACOBS                       Director                December 28, 1994
    --------------------------------
            Joseph J. Jacobs

          JOSEPH F. ALIBRANDI                      Director                December 28, 1994
    --------------------------------
          Joseph F. Alibrandi

            ROBERT M. BARTON                       Director                December 28, 1994
    --------------------------------
            Robert M. Barton

            PETER H. DAILEY                        Director                December 28, 1994
    --------------------------------
            Peter H. Dailey

            LINDA K. JACOBS                        Director                December 28, 1994
    --------------------------------
            Linda K. Jacobs

          J. CLAYBURN LAFORCE                      Director                December 28, 1994
    --------------------------------
          J. Clayburn LaForce

            DALE R. LAURANCE                       Director                December 28, 1994
    --------------------------------
            Dale R. Laurance

                                                   Director                December 28, 1994
    --------------------------------
            David M. Petrone

          JAMES L. RAINEY, JR.                     Director                December 28, 1994
    --------------------------------
          James L. Rainey, Jr.

              J.W. SIMMONS                         Director                December 28, 1994
    --------------------------------
              J.W. Simmons

          JOHN W. PROSSER, JR.              Senior Vice President          December 28, 1994
    --------------------------------    Finance and Administration and
          John W. Prosser, Jr.               Treasurer (Principal
                                              Financial Officer)

          NAZIM G. THAWERBHOY             Senior Vice President and        December 28, 1994
    --------------------------------   Controller (Principal Accounting
          Nazim G. Thawerbhoy                      Officer)