Form 10-Q
period 1994-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 1995-02-07
CIK 52988

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q


(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended December 31, 1994
                                      -----------------

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



                               (818) 449 - 2171
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             (X) YES - ( ) NO

Number of shares of common stock outstanding at February 7, 1995: 25,080,547

                         JACOBS ENGINEERING GROUP INC.

                              INDEX TO FORM 10-Q




                                                                        Page No.
- - --------------------------------------------------------------------------------
     Part I - Financial Information
          Item 1.     Financial Statements:
                         Consolidated Condensed Balance
                            Sheets as of December 31, 1994
                            and September 30, 1994                           3

                         Consolidated Condensed Statements
                            of Income for the Three Months
                            Ended December 31, 1994
                            and 1993                                         4

                         Consolidated Condensed Statements of
                            Cash Flows for the Three Months
                            Ended December 31, 1994
                            and 1993                                         5

                         Notes to Consolidated Condensed
                            Financial Statements                         6 - 7

          Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                      8 - 9


     Part II - Other Information                                            10

     Signatures                                                             10

PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                            December 31,       September 30,
                                                    1994                1994
- - --------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash and cash equivalents               $ 22,126,000       $ 45,611,600
    Marketable securities                      2,915,700          2,896,900
    Receivables                              275,167,300        288,095,200
    Deferred income taxes                     27,224,100         27,546,100
    Prepaid expenses and other                 2,878,100          3,334,800
    ----------------------------------------------------------------------------
      Total current assets                   330,311,200        367,484,600
  ------------------------------------------------------------------------------
  Property, Equipment and
    Improvements, Net                         58,793,800         60,002,700
  ------------------------------------------------------------------------------
  Other Noncurrent Assets:
    Goodwill, net                             38,303,500         38,641,200
    Other                                     41,351,500         38,235,700
  ------------------------------------------------------------------------------
      Total other noncurrent assets           79,655,000         76,876,900
- - --------------------------------------------------------------------------------
                                            $468,760,000       $504,364,200
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                           $ 10,415,400       $  9,238,100
    Accounts payable                          65,297,800         93,117,100
    Accrued liabilities                       96,237,300        102,205,600
    Customers' advances in excess
      of related revenues                     44,387,800         47,369,300
    Income taxes payable                      12,719,700          8,469,600
    Deferred income taxes                      1,027,700          1,027,700
    ----------------------------------------------------------------------------
      Total current liabilities              230,085,700        261,427,400
  ------------------------------------------------------------------------------
  Long-term Debt                              15,000,000         25,000,000
  ------------------------------------------------------------------------------
  Deferred Gains on Real Estate
    Transactions                               2,460,000          2,665,000
  ------------------------------------------------------------------------------
  Other Deferred Liabilities                  14,542,400         14,838,500
  ------------------------------------------------------------------------------
  Commitments and Contingencies
  ------------------------------------------------------------------------------
  Stockholders' Equity:
    Capital stock:
      Preferred stock, $1 par value,
        authorized - 1,000,000 shares,
        issued and outstanding - none                  -                  -
      Common stock, $1 par value,
        authorized - 60,000,000 shares,
        issued and outstanding -
        25,080,547 and 25,094,874 shares,
        respectively                          25,080,500         25,094,900
    Additional paid-in capital                36,547,800         37,251,400
    Retained earnings                        143,492,400        136,205,600
    Other                                      1,551,200          1,881,400
    ----------------------------------------------------------------------------
         Total stockholders' equity          206,671,900        200,433,300
- - --------------------------------------------------------------------------------
                                            $468,760,000       $504,364,200
================================================================================

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                  (UNAUDITED)

                                                 1994                   1993
- - --------------------------------------------------------------------------------
Revenues                                 $412,355,700           $260,609,900
- - --------------------------------------------------------------------------------

Costs and Expenses:
      Direct costs of contracts           368,587,600            226,424,800
      Selling, general and
        administrative expenses            31,740,400             22,507,700
      Interest expense (income), net           45,200               (190,700)
      Other income, net                      (103,400)              (470,900)
      --------------------------------------------------------------------------
                                          400,269,800            248,270,900
- - --------------------------------------------------------------------------------

        Income before taxes                12,085,900             12,339,000
- - --------------------------------------------------------------------------------

Provision for Income Taxes                  4,785,900              5,059,000
- - --------------------------------------------------------------------------------

Net Income                               $  7,300,000           $  7,280,000
================================================================================

Net Income Per Share                            $ .29                  $ .29
================================================================================

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                  (UNAUDITED)


                                                   1994             1993
- - -----------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                               $  7,300,000     $  7,280,000
  Adjustments to reconcile net income
   to net cash flows from operations:
     Depreciation and amortization            3,816,000        2,096,700
     Amortization of deferred gains            (205,000)        (241,600)
     Gains on sales of investments                    -         (682,200)
     Changes in assets and liabilities:
      Receivables                            11,995,800      (10,899,000)
      Prepaid expenses and other                454,900         (402,700)
      Accounts payable                      (27,810,600)     (16,633,400)
      Accrued liabilities                    (5,941,500)      (7,208,800)
      Customers' advances                    (2,959,400)       3,225,300
      Income taxes payable                    4,255,500        2,679,800
     Deferred income taxes                      322,000         (771,600)
- - -------------------------------------------------------------------------------
  Net cash used                              (8,772,300)     (21,557,500)
- - -------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Additions to property and
   equipment, net of disposals               (2,255,000)     (12,379,600)
  Net increase in other assets               (3,069,200)      (2,559,700)
  Net increase in investments                  (634,000)         (67,800)
  Proceeds from sales of marketable
   securities                                         -       17,598,100
- - -------------------------------------------------------------------------------
  Net cash provided (used)                   (5,958,200)       2,591,000
- - -------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Exercise of stock options                     162,000          460,200
  Bank borrowings (repayments), net          (8,735,100)      10,805,300
  Other, net                                   (160,100)               -
- - ------------------------------------------------------------------------------
  Net cash provided (used)                   (8,733,200)      11,265,500
- - ------------------------------------------------------------------------------

Effect of Exchange Rate Changes                 (21,900)         (94,700)
- - ------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents       (23,485,600)      (7,795,700)
Cash and Cash Equivalents at
  Beginning of Period                        45,611,600       20,515,000
- - ------------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Period                            $ 22,126,000     $ 12,719,300
- - ------------------------------------------------------------------------------

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994


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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements present fairly its consolidated financial position at December 31, 1994 and September 30, 1994, its consolidated results of operations for the three months ended December 31, 1994 and 1993, and its consolidated cash flows for the three months ended December 31, 1994 and 1993.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at December 31, 1994 and September 30, 1994 were unbilled amounts totalling $60,950,000 and $70,252,200, respectively.

3. Property, equipment and improvements are stated at cost and consisted of the following at December 31, 1994 and September 30, 1994:


                                           December 31,  September 30,
                                                   1994             1994
- - --------------------------------------------------------------------------------
      Land                                 $  6,963,600     $  6,963,600
      Buildings                              24,576,600       24,549,500
      Equipment                              76,027,300       74,687,100
      Leasehold improvements                 12,357,900       11,948,800
- - --------------------------------------------------------------------------------
                                            119,925,400      118,149,000
        Less - accumulated depreciation
           and amortization                  61,131,600       58,146,300
- - --------------------------------------------------------------------------------
                                           $ 58,793,800     $ 60,002,700
- - --------------------------------------------------------------------------------

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994


4. Other noncurrent assets consisted of the following at December 31, 1994 and September 30, 1994:


                                        December 31,    September 30,
                                               1994             1994
     --------------------------------------------------------------------

        Prepaid pension costs            $11,295,800      $11,378,800
        Cash surrender value of life
          insurance policies              14,409,700       11,676,700
        Investments                        8,470,800        8,202,100
        Miscellaneous                      7,175,200        6,978,100
        -----------------------------------------------------------------
                                         $41,351,500      $38,235,700
     --------------------------------------------------------------------

6. During the three months ended December 31, 1994 and 1993, the Company made cash payments of approximately $300,000 and $2,704,800, respectively, for income taxes, and approximately $544,000 and $152,000, respectively, for interest.

7. Net income per share for the three months ended December 31, 1994 and 1993 has been computed based upon the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding as follows:


                                               1994          1993
            -------------------------------------------------------------
            Average number of
              shares of common
              stock outstanding          25,078,600    24,773,900

            Average number of
              shares of common
              stock equivalents
              outstanding                   145,000       325,800
            -------------------------------------------------------------
                                         25,223,600    25,099,700
            -------------------------------------------------------------

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               DECEMBER 31, 1994


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.


Results of Operations
- - ---------------------

Revenues for the three months ended December 31, 1994 (the "first quarter of fiscal 1995") were $412.4 million; this was $151.7 million more than revenues for the three months ended December 31, 1993 (the "first quarter of fiscal 1994"). Of the total increase, approximately $137.6 million was attributable to the operations of Jacobs - Sirrine Engineers (the operating division formerly known as CRS Sirrine Engineers) and CRSS Constructors (two businesses the Company acquired during the fourth fiscal quarter last year). Including the acquisitions, revenues in the first quarter of fiscal 1995 from engineering services increased 44.1% as compared to the first quarter of fiscal 1994. The Company billed 2.8 million professional services hours to projects during the first quarter of fiscal 1995; this was 0.7 million more hours than the number billed during the corresponding period last year. Revenues from construction and maintenance services in the first quarter of fiscal 1995 were 66.0% higher as compared to the first quarter of fiscal 1994.

As a percent of revenues, direct costs of contracts were 89.4% for the first quarter of 1995, as compared to 86.9% for the first quarter of 1994. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided in the various industry groups and markets serviced by the Company. Historically, engineering services provide for higher margins than either construction or maintenance services. In general, the increase in this percentage relationship in the first quarter of fiscal 1995 as compared to the corresponding period last year was due to the higher portion of construction and maintenance revenues in the current quarter as compared to last year.

Selling, general and administrative ("S,G & A") expenses were $31.7 million for the first quarter of fiscal 1995; this was $9.2 million more than the amount for the corresponding period last year. Most of the increase is attributable to S,G & A expenses of Jacobs - Sirrine Engineers and CRSS Constructors. Also contributing to the increase was higher levels of S,G & A spending in support of an overall higher level of business volume in the current fiscal period as compared to the corresponding period last year.

The Company's operating profit (defined as income before taxes, other income or expense, net and interest income or expense, net) for the first quarter of 1995 was $12.0 million; this was $0.4 million more than the operating profit for the first quarter of 1994. The increase in operating profit was due to the higher level of business activity in the current fiscal period as compared to the corresponding period last year.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               DECEMBER 31, 1994


Other income, net was $0.1 million for the first quarter of fiscal 1995; this was $0.4 million less than the amount for the corresponding period last year. Last year's amount included gains from sales of marketable securities.


Backlog Information
- - -------------------

The following table summarizes the Company's backlog information at the dates indicated (in millions):


                                     December 31,         December 31,
                                            1994                 1993
                                     -----------          -----------
        Engineering services            $  813.3             $  736.0
        Total                            2,525.0              1,893.0


Liquidity and Capital Resources
- - -------------------------------

The Company's cash and cash equivalents decreased $23.5 million during the three months ended December 31, 1994. This compares to a net decrease of $7.8 million during the corresponding period last year. The current year decrease in cash and cash equivalents was due to cash used in operations ($8.8 million), investing activities ($6.0 million) and financing activities ($8.7 million).

Operations used $8.8 million of cash and cash equivalents during the three months ended December 31, 1994. This compares to a net use of cash of $21.6 million for the three months ended December 31, 1993. Most of the variance was due to the timing of cash receipts and payments on receivables and liabilities, respectively, in the current fiscal period as compared to the corresponding period last year. Also contributing to the variance was higher depreciation and amortization expense in the current fiscal period (which is a non-cash charge against income), as well as to reduced gains from sales of marketable securities.

The Company's investing activities used $6.0 million of cash and cash equivalents during the three months ended December 31, 1994. This compares to a net contribution of $2.6 million for the three months ended December 31, 1993. Cash generated from sales of marketable securities was $17.6 million higher last year than this year, but additions to property and equipment were $10.1 million higher last year than this year.

Cash flows from financing activities used $8.7 million in cash and cash equivalents during the three months ended December 31, 1994. This compares to net contributions of $11.3 million for the three months ended December 31, 1993. The variance was due primarily to higher net bank borrowings last year as compared to the current fiscal period, combined with slightly higher stock option activity last year versus this year.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1995 and beyond. At December 31, 1994, the Company's short- and long-term committed credit facilities totaled $88.8 million through banks in the U.S. and the U.K., against which $25.3 million was outstanding at that date.

PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.
       (a)     Exhibits:
               27.  Financial Data Schedule - being filed herewith.

       (b)     Reports on Form 8-K:
               On October 6, 1994, the Company filed Form 8-K/A with the Securities and Exchange Commission. The purpose of the Form 8-K/A was to file the audited financial statements of the engineering and construction management services businesses acquired from CRSS Inc. on July 31, 1994, as well as certain pro forma financial information.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JACOBS ENGINEERING GROUP INC.





s/n  John W. Prosser, Jr.
- - ---------------------------
John W. Prosser, Jr.
Senior Vice President, Finance
and Administration and Treasurer


Date:  February 7, 1995