Form 10-Q
period 1995-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 1995-05-11
CIK 52988

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1995
                                    --------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from_______ to _______

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

                             [X] YES  -  [_] NO

Number of shares of common stock outstanding at May 11, 1995:  25,253,088

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q

                                                                        Page No.
- --------------------------------------------------------------------------------
   Part I - Financial Information
       Item 1.  Financial Statements:
                   Consolidated Condensed Balance
                     Sheets as of March 31, 1995
                     and September 30, 1994                                3

                   Consolidated Condensed Statements
                     of Income for the Three Months
                     and Six Months Ended March 31,
                     1995 and 1994                                         4

                   Consolidated Condensed Statements of
                     Cash Flows for the Six Months
                     Ended March 31, 1995 and 1994                         5

                   Notes to Consolidated Condensed
                     Financial Statements                              6 - 7

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                          8 - 10

   Part II - Other Information
       Item 4.  Submission of Matters to a Vote
                  of Security Holders                                     11

       Item 6.  Exhibits and Reports on Form 8-K                          12

   Signatures                                                             12


PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    AT MARCH 31, 1995 AND SEPTEMBER 30, 1994
                                  (UNAUDITED)

                                                      1995           1994
                                                  ------------   ------------
ASSETS
  Current Assets:
   Cash and cash equivalents                      $ 21,741,600   $ 45,611,600
   Marketable securities                             2,708,700      2,896,900
   Receivables                                     291,938,600    288,095,200
   Deferred income taxes                            28,126,000     27,546,100
   Prepaid expenses and other                        2,670,700      3,334,800
                                                  ------------   ------------
     Total current assets                          347,185,600    367,484,600
                                                  ------------   ------------
  Property, Equipment and
   Improvements, Net                                58,766,000     60,002,700
                                                  ------------   ------------
  Other Noncurrent Assets:
   Goodwill, net                                    38,241,800     38,641,200
   Other                                            44,141,700     38,235,700
                                                  ------------   ------------
     Total other noncurrent assets                  82,383,500     76,876,900
                                                  ------------   ------------
                                                  $488,335,100   $504,364,200
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
   Notes payable                                  $ 14,350,700   $  9,238,100
   Accounts payable                                 58,903,200     93,117,100
   Accrued liabilities                             106,239,700    102,205,600
   Customers' advances in excess
     of related revenues                            53,709,100     47,369,300
   Income taxes payable                              8,837,000      8,469,600
   Deferred income taxes                             1,027,700      1,027,700
                                                  ------------   ------------
     Total current liabilities                     243,067,400    261,427,400
                                                  ------------   ------------
  Long-term Debt                                    10,000,000     25,000,000
                                                  ------------   ------------
  Deferred Gains on Real Estate Transactions         2,255,000      2,665,000
                                                  ------------   ------------
  Other Deferred Liabilities                        14,660,100     14,838,500
                                                  ------------   ------------
  Commitments and Contingencies
  Stockholders' Equity:
   Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                         -              -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued and outstanding -
       25,246,488 and 25,094,874 shares,
       respectively                                 25,246,500     25,094,900
   Additional paid-in capital                       39,514,800     37,251,400
   Retained earnings                               150,874,700    136,205,600
   Other                                             2,716,600      1,881,400
                                                  ------------   ------------
       Total stockholders' equity                  218,352,600    200,433,300
                                                  ------------   ------------
                                                  $488,335,100   $504,364,200
                                                  ============   ============

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                   For the Three Months             For the Six Months
                                      Ended March 31,                 Ended March 31,
                                ----------------------------    ----------------------------
                                    1995           1994             1995           1994
                                -------------  -------------    -------------  -------------
Revenues                        $396,746,400    $272,646,100    $809,102,100    $533,256,000
                                ------------    ------------    ------------    ------------

Costs and Expenses:
 Direct costs of contracts       350,935,700     238,162,700     719,523,300     464,587,500
 Selling, general and
   administrative expenses        33,780,100      22,534,800      65,520,500      45,042,500
 Interest (income)
   expense, net                      (13,300)        (25,200)         31,900        (215,900)
 Other income, net                  (461,600)       (197,600)       (565,000)       (668,500)
                                ------------    ------------    ------------    ------------
                                 384,240,900     260,474,700     784,510,700     508,745,600
                                ------------    ------------    ------------    ------------

   Income before taxes            12,505,500      12,171,400      24,591,400      24,510,400
                                ------------    ------------    ------------    ------------
Provision for Income Taxes         4,953,500       4,871,400       9,739,400       9,930,400
                                ------------    ------------    ------------    ------------
Net Income                      $  7,552,000    $  7,300,000    $ 14,852,000    $ 14,580,000
                                ============    ============    ============    ============

Net Income Per Share                    $.30            $.29            $.59            $.58
                                ============    ============    ============    ============

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                    1995            1994
                                                -------------   -------------
Cash Flows from Operating Activities:
 Net income                                     $ 14,852,000    $ 14,580,000
 Adjustments to reconcile net income
  to net cash flows from operations:
   Depreciation and amortization                   7,505,600       4,907,100
   Amortization of deferred gains                   (410,000)       (483,000)
   Gains on disposals of property,
     equipment and other assets                     (228,200)     (1,057,900)
   Changes in assets and liabilities, net:
     Receivables                                  (4,324,200)       (460,200)
     Prepaid expenses and other                      678,000         (54,400)
     Accounts payable                            (34,288,000)    (17,434,700)
     Accrued liabilities                           3,691,700       1,696,200
     Customers' advances                           6,256,500        (229,600)
     Income taxes payable                            357,900      (1,071,100)
   Deferred income taxes                            (579,900)     (1,541,000)
                                                ------------    ------------
 Net cash used                                    (6,488,600)     (1,148,600)
                                                ------------    ------------

Cash Flows from Investing Activities:
 Additions to property and equipment, net
  of disposals                                    (5,240,300)    (15,572,800)
 Net increase in other noncurrent assets          (2,312,200)     (3,027,200)
 Proceeds from sales of marketable
  securities                                         188,200      17,559,800
 Net increase in investments                      (2,727,400)     (4,692,800)
                                                ------------    ------------
 Net cash used                                   (10,091,700)     (5,733,000)
                                                ------------    ------------

Cash Flows from Financing Activities:
 Exercise of stock options                         3,183,400       4,094,900
 Bank borrowings (repayments), net               (10,233,400)      3,437,100
 Other, net                                         (320,800)              -
                                                ------------    ------------
 Net cash provided (used)                         (7,370,800)      7,532,000
                                                ------------    ------------

Effect of Exchange Rate Changes                       81,100         (38,200)
                                                ------------    ------------
Increase (decrease) in Cash and Cash
 Equivalents                                     (23,870,000)        612,200
Cash and Cash Equivalents at the Beginning
 of the Period                                    45,611,600      20,515,000
                                                ------------    ------------
Cash and Cash Equivalents at the End
 of the Period                                  $ 21,741,600    $ 21,127,200
                                                ============    ============

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at March 31, 1995 and September 30, 1994, its consolidated results of operations for the three months and six months ended March 31, 1995 and 1994, and its consolidated cash flows for the six months ended March 31, 1995 and 1994.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at March 31, 1995 and September 30, 1994 were unbilled amounts totalling $71,774,000 and $70,252,200, respectively.

3. Property, equipment and improvements are stated at cost and consisted of the following at March 31, 1995 and September 30, 1994:

                                              March 31,     September 30,
                                                 1995           1994
                                             ------------   -------------
      Land                                   $  6,963,600    $  6,963,600
      Buildings                                24,922,800      24,549,500
      Equipment                                78,416,600      74,687,100
      Leasehold improvements                   12,808,300      11,948,800
                                             ------------    ------------
                                              123,111,300     118,149,000
        Less - accumulated depreciation
           and amortization                    64,345,300      58,146,300
                                             ------------    ------------
                                             $ 58,766,000    $ 60,002,700
                                             ============    ============

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

4. Other assets consisted of the following at March 31, 1995 and September 30, 1994:

                                         March 31,     September 30,
                                            1995           1994
                                        ------------   -------------

      Prepaid pension costs              $11,707,800     $11,378,800
      Cash surrender value of life
        insurance policies                14,409,700      11,676,700
      Investments                         11,542,800       8,202,100
      Miscellaneous                        6,481,400       6,978,100
                                         -----------     -----------
                                         $44,141,700     $38,235,700
                                         ===========     ===========

5. During the six months ended March 31, 1995 and 1994, the Company made cash payments of approximately $947,500 and $519,000, respectively, for interest and approximately $9,493,000 and $11,521,000, respectively, for income taxes.

6. Net income per share for the three and six months ended March 31, 1995 and 1994 has been computed based upon the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding as follows:

                            Three Months Ended         Six Months Ended
                                 March 31,                 March 31,
                          -----------------------   -----------------------
                             1995         1994         1995         1994
                          ----------   ----------   ----------   ----------
  Average number of
   shares of common
   stock outstanding      25,122,000   24,881,500   25,103,100   24,832,900
  Average number of
   shares of common
   stock equivalents
   outstanding                47,400      300,200      110,200      315,200
                          ----------   ----------   ----------   ----------
                          25,169,400   25,181,700   25,213,300   25,148,100
                          ==========   ==========   ==========   ==========

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 MARCH 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.

Results of Operations
- ---------------------

Revenues for the three months ended March 31, 1995 (the "second quarter of fiscal 1995") were $396.7 million; this was $124.1 million more than the amount for the three months ended March 31, 1994 (the "second quarter of fiscal 1994"). Most of the increase was attributable to the operations of Jacobs - Sirrine Engineers (the operating division formerly known as CRS Sirrine Engineers) and CRSS Constructors, two businesses the Company acquired during the fourth quarter of fiscal 1994 (together, the "CRSS acquisition"). Revenues from engineering services for the second quarter of fiscal 1995 increased 29.0% as compared to the second quarter of fiscal 1994. The Company billed approximately 3.0 million professional services hours to projects during the second quarter of fiscal 1995; this was 0.7 million more hours than were billed during the corresponding period last year. Revenues from construction and maintenance services for the second quarter of fiscal 1995 were 55.5% higher as compared to the second quarter of fiscal 1994.

For the six months ended March 31, 1995, revenues totaled $809.1 million; this was $275.8 million more than the amount for the six months ended March 31, 1994. Most of the increase was attributable to the CRSS acquisition. Revenues from engineering services for the six months ended March 31, 1995 were 36.2% higher than the amount for the corresponding period last year. The Company billed approximately 5.8 million professional services hours to projects during the six months ended March 31, 1995; this was 1.3 million more hours than were billed during the corresponding period last year. Revenues from construction and maintenance services for the six months ended March 31, 1995 were 60.7% higher as compared to the corresponding period last year.

As a percent of revenues, direct costs of contracts were 88.5% for the second quarter of fiscal 1995, as compared to 87.4% for the second quarter of fiscal 1994. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. In general, the increase in this percentage relationship during the current quarter as compared to the corresponding period last year was due to a higher level of construction and maintenance services relative to engineering services.

For the six months ended March 31, 1995, direct costs of contracts were 88.9% of revenues, as compared to 87.1% for the six months ended March 31, 1994. The increase in this percentage relationship during the current six-month period as compared to the corresponding period last year was also due primarily to the effects of an increasing portion of the Company's total business volume coming from construction and maintenance services relative to engineering services.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 MARCH 31, 1995

Selling, general and administrative ("SG & A") expenses for the second quarter of fiscal 1995 totalled $33.8 million; this was $11.2 million more than the amount for the second quarter of fiscal 1994. For the six months ended March 31, 1995, SG & A expenses were $65.5 million; this was $20.5 million more than the amount for the six months ended March 31, 1994. Most of the increase is attributable to the CRSS acquisition. Also contributing to the increase was slightly higher levels of S,G & A spending by the other operations of the Company in support of an increased level of business activity in the current fiscal year as compared to the corresponding periods last year.

The Company's operating profit (defined as income before taxes, other income, net and interest income, net) was $24.1 for the six months ended March 31, 1995; this was $0.4 million more than the amount of operating profit for the corresponding period last year. Operating profits have not increased in line with revenues because the increase in revenues was due primarily to the CRSS acquisition, without a corresponding increase in operating profits at rates comparable to the rates currently being experienced by the balance of the Company. In addition, engineering services revenues continue to include the workoff of contracts awarded last year that include very competitively-bid fee arrangements.

Interest expense, net was $31,900 for the six months ended March 31, 1995, as compared to net interest income of $215,900 for the corresponding period last year. The shift from having net interest income last year to net interest expense this year was due primarily to the long-term debt incurred last year in connection with the CRSS acquisition. Also contributing to the change was increased bank borrowings by the Company's foreign subsidiaries to fund increased working capital requirements.

Other income, net totalled $0.5 million for the second quarter of fiscal 1995, as compared to other income, net of $0.2 million for the second quarter of fiscal 1994. This increase was due primarily to higher gains from sales of investments during the second quarter of fiscal 1995 as compared to the corresponding period last year.


Backlog Information
- -------------------

The following table summarizes the Company's backlog at the dates indicated (in millions):

                                    March 31, 1995   March 31, 1994
                                    --------------   --------------
  Engineering services backlog            $  824.8         $  702.7
  Total backlog                            2,561.0          1,961.0

Liquidity and Capital Resources
- -------------------------------

The Company's cash and cash equivalents decreased $23.9 million during the six months ended March 31, 1995. This compares to a net increase of $0.6 million during the corresponding period last year. The current year decrease in cash and cash equivalents was comprised of cash used in operations ($6.5 million), investing activities ($10.1 million) and financing activities ($7.4 million), offset in part by the effects of exchange rate changes ($0.1 million).

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 MARCH 31, 1995

Operations used $6.5 million of cash and cash equivalents during the six months ended March 31, 1995. This compares to a net use of cash of $1.1 million during the six months ended March 31, 1994. The $5.3 million increase in cash used by operations was due primarily to the timing of cash receipts and payments on receivables and accrued liabilities and payables, respectively.

The Company's investing activities used $10.1 million of cash and cash equivalents during the six months ended March 31, 1995. This compares to a net use of cash of $5.7 million for the six months ended March 31, 1994. Although net additions to property and equipment were $10.3 million lower in the current six-month period as compared to last year, sales and purchases of marketable securities and investments generated a net of $15.4 million more cash last year than in the current six-month period.

Cash flows from financing activities used $7.4 million in cash and cash equivalents during the six months ended March 31, 1995. This compares to net contributions of $7.5 million during the six months ended March 31, 1994. The variance was due primarily to the Company's bank borrowings. During the six months ended March 31, 1995, the Company was paying-down on its bank borrowings. During the corresponding period last year, the Company was increasing its borrowings from banks.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1995 and beyond. At March 31, 1995, the Company's short- and long-term committed credit facilities totaled $88.8 million through banks in the U.S. and the U.K., against which $24.3 million was outstanding at that date.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 MARCH 31, 1995

PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on February 14, 1995 at 3:30 p.m. as announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated January 5, 1995, copies of which have been filed with the Commission pursuant to Regulation 14A.

There were two matters voted upon by the stockholders at the annual meeting. Those matters were:

     1. To elect a slate of directors nominated in the proxy statement (Mr. Joseph F. Alibrandi, Hon. Peter H. Dailey, Mr. Robert B. Gwyn and Dr. Linda K. Jacobs); and

     2. To approve the appointment of Ernst & Young LLP as independent auditors for the year ending September 30, 1995.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

With respect to the first matter, the following table presents the results of the shareholder voting for each of the individual nominees:

                                               Nominee
                          -------------------------------------------------
                          Joseph F.     Peter H.    Robert B.     Linda K.
                          Alibrandi      Dailey        Gwyn        Jacobs
                          ----------   ----------   ----------   ----------
  Shares voting for
   the nominee            21,127,760   21,128,507   21,126,343   21,114,310
  Shares instructing
   the proxy not to
   vote for the
   nominee                   103,636      102,889      105,053      117,086
  Shares not voted         3,884,511    3,884,511    3,884,511    3,884,511
                          ----------   ----------   ----------   ----------
  Total                   25,115,907   25,115,907   25,115,907   25,115,907
                          ==========   ==========   ==========   ==========

With respect to the second matter, there were 21,140,647 shares which voted in favor of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending September 30, 1995. There were 57,043 shares which voted against the appointment, 33,706 shares instructed the proxy not to vote, and there were 3,884,511 shares which were not present and for which no proxies were received.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 MARCH 31, 1995

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Exhibits:

         10.5 Jacobs Engineering Group Inc. and Subsidiaries 1991 Executive Deferral Plan, effective June 1, 1991.

         10.6 Jacobs Engineering Group Inc. and Subsidiaries 1993 Executive Deferral Plan, effective December 1, 1993.

         10.11 Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust Agreement - Second Complete Amendment and Restatement - Generally Effective January 1, 1990.

         27.    Financial Data Schedule.

     (b)  Reports on Form 8-K:
          Not applicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JACOBS ENGINEERING GROUP INC.



/s/  John W. Prosser, Jr.
- --------------------------------
John W. Prosser, Jr.
Senior Vice President, Finance
and Administration and Treasurer


Date:  May 11, 1995