Form 10-Q
period 1995-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 1995-08-09
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1995
                                     -------------

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______ to _______

Commission File Number 1-7463



                         JACOBS ENGINEERING GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Delaware                                 95-4081636
--------------------------------------------------------------------------------
    (State of incorporation)            (I.R.S. employer identification number)



251 South Lake Avenue, Pasadena, California             91101
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)



                                (818) 449 - 2171
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             (X) YES  -  (_) NO

Number of shares of common stock outstanding at August 9, 1995:  25,324,465

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q

                                                                 Page No.
--------------------------------------------------------------------------
Part I - Financial Information
   Item 1.  Financial Statements:
             Consolidated Condensed Balance
              Sheets as of June 30, 1995
              and September 30, 1994                                3

             Consolidated Condensed Statements
              of Income for the Three Months
              and Nine Months Ended June 30,
              1995 and 1994                                         4

             Consolidated Condensed Statements of
              Cash Flows for the Nine Months
              Ended June 30, 1995 and 1994                          5

             Notes to Consolidated Condensed
              Financial Statements                                6-7

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                         8-10

Part II - Other Information
   Item 6.  Exhibits and Reports on Form 8-K                       11

   Signatures                                                      12


PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    AT JUNE 30, 1995 AND SEPTEMBER 30, 1994
                                  (UNAUDITED)

                                                      1995           1994
                                                  ------------   ------------
ASSETS
 Current Assets:
   Cash and cash equivalents                      $ 30,125,200   $ 45,611,600
   Marketable securities                             2,768,200      2,896,900
   Receivables                                     294,977,100    288,095,200
   Deferred income taxes                            28,517,100     27,546,100
   Prepaid expenses and other                        3,022,500      3,334,800
-----------------------------------------------   ------------   ------------
     Total current assets                          359,410,100    367,484,600
-----------------------------------------------   ------------   ------------
 Property, Equipment and
   Improvements, Net                                78,708,800     60,002,700
-----------------------------------------------   ------------   ------------
  Other Noncurrent Assets:
   Goodwill, net                                    37,836,600     38,641,200
   Other                                            45,224,500     38,235,700
-----------------------------------------------   ------------   ------------
     Total other noncurrent assets                  83,061,100     76,876,900
-----------------------------------------------   ------------   ------------
                                                  $521,180,000   $504,364,200
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Notes payable                                  $ 15,813,400   $  9,238,100
   Accounts payable                                 69,924,200     93,117,100
   Accrued liabilities                              99,339,700    102,205,600
   Customers' advances in excess
     of related revenues                            60,126,000     47,369,300
   Income taxes payable                              7,826,300      8,469,600
   Deferred income taxes                             1,027,700      1,027,700
-----------------------------------------------   ------------   ------------
   Total current liabilities                       254,057,300    261,427,400
-----------------------------------------------   ------------   ------------
  Long-term Debt                                    18,067,500     25,000,000
-----------------------------------------------   ------------   ------------
  Deferred Gains on Real Estate Transactions         2,050,000      2,665,000
-----------------------------------------------   ------------   ------------
  Other Deferred Liabilities                        20,075,800     14,838,500
-----------------------------------------------   ------------   ------------
  Commitments and Contingencies
-----------------------------------------------
  Stockholders' Equity:
   Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                         -              -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued and outstanding -
       25,320,647 and 25,094,874 shares,
       respectively                                 25,320,700     25,094,900
   Additional paid-in capital                       41,018,300     37,251,400
   Retained earnings                               159,240,700    136,205,600
   Other                                             1,349,700      1,881,400
-----------------------------------------------   ------------   ------------
       Total stockholders' equity                  226,929,400    200,433,300
-----------------------------------------------   ------------   ------------
                                                  $521,180,000   $504,364,200
                                                  ============   ============

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                         For the Three Months                 For the Nine Months
                                            Ended June 30,                      Ended June 30,
                                --------------------------------       ---------------------------------
                                    1995              1994                 1995                 1994
                                ------------    ----------------       ---------------   ---------------
Revenues                        $444,625,800       $263,768,300        $1,253,727,900       $797,024,300
-----------------------------   ------------       ------------        --------------       ------------

Costs and Expenses:
 Direct costs of contracts       395,005,000        227,162,500         1,114,528,300        691,750,000
 Selling, general and
  administrative expenses         35,543,400         24,606,800           101,063,900         69,649,300
 Interest (income)
  expense, net                       168,200           (194,000)              200,100           (409,900)
 Other (income)
  expense, net                             -            147,700              (565,000)          (520,800)
-----------------------------   ------------       ------------        --------------       ------------
                                 430,716,600        251,723,000         1,215,227,300        760,468,600
                                ------------       ------------        --------------       ------------

  Income before taxes             13,909,200         12,045,300            38,500,600         36,555,700
-----------------------------   ------------       ------------        --------------       ------------
Provision for Income Taxes         5,507,200          4,770,300            15,246,600         14,700,700
-----------------------------   ------------       ------------        --------------       ------------
Net Income                      $  8,402,000       $  7,275,000        $   23,254,000       $ 21,855,000
=============================   ============       ============        ==============       ============

Net Income Per Share                    $.33               $.29                  $.92               $.87
=============================   ============       ============        ==============       ============

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                         1995            1994
                                                     -------------   -------------
Cash Flows from Operating Activities:
   Net income                                        $ 23,254,000    $ 21,855,000
   Adjustments to reconcile net income
     to net cash flows from operations:
        Depreciation and amortization                  11,172,900       8,775,100
        Amortization of deferred gains                   (615,000)       (724,700)
        Gains on disposals of property,
          equipment and other assets                       22,400      (1,057,800)
        Changes in assets and liabilities, net:
          Receivables                                  (7,288,200)    (19,470,600)
          Prepaid expenses and other                      325,300        (123,800)
          Accounts payable                            (23,254,100)     (6,716,500)
          Accrued liabilities                           2,321,200      (5,775,300)
          Customers' advances                          12,681,100       3,487,500
          Income taxes payable                           (666,300)     (3,184,800)
        Deferred income taxes                            (971,000)       (958,000)
--------------------------------------------------   ------------    ------------
  Net cash provided (used)                             16,982,300      (3,893,900)
--------------------------------------------------   ------------    ------------
Cash Flows from Investing Activities:
  Additions to property and equipment, net
     of disposals                                     (28,075,400)    (19,246,100)
  Net increase in other noncurrent assets              (3,997,000)     (3,606,000)
  Proceeds from sales of marketable
     securities, net of purchases                         128,700      17,521,400
  Net increase in investments                          (2,570,800)     (5,000,200)
  Other, net                                                    -         255,200
--------------------------------------------------   ------------    ------------
  Net cash used                                       (34,514,500)    (10,075,700)
--------------------------------------------------   ------------    ------------
Cash Flows from Financing Activities:
  Exercise of stock options                             3,386,400       4,246,700
  Bank borrowings (repayments), net                      (935,200)      2,863,400
  Other, net                                             (505,100)              -
--------------------------------------------------   ------------    ------------
  Net cash provided                                     1,946,100       7,110,100
--------------------------------------------------   ------------    ------------
Effect of Exchange Rate Changes                            99,700         248,800
--------------------------------------------------   ------------    ------------
Decrease in Cash and Cash Equivalents                 (15,486,400)     (6,610,700)
Cash and Cash Equivalents at the Beginning
   of the Period                                       45,611,600      20,515,000
--------------------------------------------------   ------------    ------------
Cash and Cash Equivalents at the End
  of the Period                                      $ 30,125,200    $ 13,904,300
==================================================   ============    ============

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at June 30, 1995 and September 30, 1994, its consolidated results of operations for the three months and nine months ended June 30, 1995 and 1994, and its consolidated cash flows for the nine months ended June 30, 1995 and 1994.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at June 30, 1995 and September 30, 1994 were unbilled amounts totalling $69,169,700 and $70,252,200, respectively.

3. Property, equipment and improvements are stated at cost and consisted of the following at June 30, 1995 and September 30, 1994:

                                               June 30,     September 30,
                                                 1995           1994
                                             ------------   -------------
      Land                                   $ 10,666,000    $  6,963,600
      Buildings                                38,909,100      24,549,500
      Equipment                                82,583,500      74,687,100
      Leasehold improvements                   13,026,500      11,948,800
------------------------------------------   ------------    ------------
                                              145,185,100     118,149,000
        Less - accumulated depreciation
           and amortization                    66,476,300      58,146,300
------------------------------------------   ------------    ------------
                                             $ 78,708,800    $ 60,002,700
                                             ============    ============

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

4. Other assets consisted of the following at June 30, 1995 and September 30, 1994:

                                          June 30,     September 30,
                                            1995           1994
                                        ------------   -------------

      Prepaid pension costs              $11,596,600     $11,378,800
      Cash surrender value of life
        insurance policies                16,311,200      11,676,700
      Investments                         11,095,700       8,202,100
      Miscellaneous                        6,221,000       6,978,100
                                         -----------     -----------
                                         $45,224,500     $38,235,700
                                         ===========     ===========

5. During the nine months ended June 30, 1995 and 1994, the Company made cash payments of approximately $1,468,100 and $435,600, respectively, for interest and approximately $16,284,300 and $17,600,900, respectively, for income taxes.

6. Net income per share for the three and nine months ended June 30, 1995 and 1994 has been computed based upon the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding as follows:

                            Three Months Ended         Nine Months Ended
                                June 30,                   June 30,
                          -----------------------   -----------------------
                             1995         1994         1995         1994
                          ----------   ----------   ----------   ----------
  Average number of
   shares of common
   stock outstanding      25,268,900   24,971,300   25,155,100   24,874,900
  Average number of
   shares of common
   stock equivalents
   outstanding               143,700      151,300      126,800      260,600
                          ----------   ----------   ----------   ----------
                          25,412,600   25,122,600   25,281,900   25,135,500
                          ==========   ==========   ==========   ==========

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.

Results of Operations
---------------------

Revenues for the three months ended June 30, 1995 (the "third quarter of fiscal 1995") were $444.6 million; this was $180.9 million more than the amount for the three months ended June 30, 1994 (the "third quarter of fiscal 1994"). Most of the increase was attributable to the operations of Jacobs - Sirrine Engineers (the operating division formerly known as CRS Sirrine Engineers) and CRSS Constructors, two businesses the Company acquired during the fourth quarter of fiscal 1994 (together, the "CRSS acquisition"). Revenues from engineering services for the third quarter of fiscal 1995 increased 26.4% as compared to the third quarter of fiscal 1994. The Company billed approximately 3.0 million professional services hours to projects during the third quarter of fiscal 1995; this was 0.8 million more hours than were billed during the corresponding period last year. Revenues from construction and maintenance services for the third quarter of fiscal 1995 were 95.3% higher as compared to the third quarter of fiscal 1994.

For the nine months ended June 30, 1995, revenues totaled $1,253.7 million; this was $456.7 million more than the amount for the nine months ended June 30, 1994. Most of the increase was attributable to the CRSS acquisition. Revenues from engineering services for the nine months ended June 30, 1995 were 32.8% higher than the amount for the corresponding period last year. The Company billed approximately 8.8 million professional services hours to projects during the nine months ended June 30, 1995; this was 2.1 million more hours than were billed during the corresponding period last year. Revenues from construction and maintenance services for the nine months ended June 30, 1995 were 71.9% higher as compared to the corresponding period last year.

As a percent of revenues, direct costs of contracts were 88.8% for the third quarter of fiscal 1995, as compared to 86.1% for the third quarter of fiscal 1994. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. In general, the increase in this percentage relationship during the current quarter as compared to the corresponding period last year was due to a higher level of construction and maintenance services relative to engineering services.

For the nine months ended June 30, 1995, direct costs of contracts were 88.9% of revenues, as compared to 86.8% for the nine months ended June 30, 1994. The increase in this percentage relationship during the current nine-month period as compared to the corresponding period last year was also due primarily to the effects of an increasing portion of the Company's total business volume coming from construction and maintenance services relative to engineering services.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1995

Selling, general and administrative ("SG & A") expenses for the third quarter of fiscal 1995 totalled $35.5 million; this was $10.9 million more than the amount for the third quarter of fiscal 1994. Most of the increase was attributable to the SG & A expenses of the operations associated with the CRSS acquisition. For the nine months ended June 30, 1995, SG & A expenses were $101.1 million; this was $31.4 million more than the amount for the nine months ended June 30, 1994. Most of the increase was attributable to the CRSS acquisition. Also contributing to the increase was slightly higher levels of S,G & A spending by the other operations of the Company in support of an increased level of business activity in the current fiscal year as compared to last year.

The Company's operating profit (defined as income before taxes, other income, net and interest income, net) was $14.1 million for the third quarter of fiscal 1995; this was $2.1 million more than the amount for the third quarter of fiscal 1994. For the nine months ended June 30, 1995, the Company's operating profit totalled $38.1 million; this was $2.5 million more than the amount for the corresponding period last year. Generally, operating profits have not increased in line with revenues because the increase in revenues was due primarily to higher construction and maintenance activities, which have a higher portion of pass-through costs. Although the Company continues to workoff contracts awarded to it over the past year which have very competitively-bid fee arrangements, engineering services activities during the third quarter of fiscal 1995 generated higher profit margins as compared to the third quarter of fiscal 1994.

Interest expense, net was $0.2 million for both the third quarter of fiscal 1995 as well as the nine months ended June 30, 1995. This compares to net interest income of $0.2 million and $0.4 million for the third quarter of fiscal 1994 and the nine months ended June 30, 1994, respectively. The shift from having net interest income last year to net interest expense this year was due primarily to the long-term debt incurred last year in connection with the CRSS acquisition. Also contributing to the change was increased bank borrowings by the Company's foreign subsidiaries to fund increased working capital requirements.


Backlog Information
-------------------

The following table summarizes the Company's backlog at the dates indicated (in millions):

                                    June 30, 1995   June 30, 1994
                                    -------------   -------------
  Engineering services backlog           $  862.8        $  714.6
  Total backlog                           2,563.0         1,970.0


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1995

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents decreased $15.5 million during the nine months ended June 30, 1995. This compares to a net decrease of $6.6 million during the corresponding period last year. The current year decrease in cash and cash equivalents was comprised of cash used in investing activities ($34.5 million), offset in part by cash provided by operations ($17.0 million), financing activities ($1.9 million) and the effects of exchange rate changes ($0.1 million).

Operations contributed $17.0 million of cash and cash equivalents during the nine months ended June 30, 1995. This compares to a net use of cash of $3.9 million during the nine months ended June 30, 1994. The $20.9 million increase in cash provided by operations, as compared to last year, was due primarily to a $1.4 million increase in net income, a $2.4 million increase in depreciation and amortization expense, and the timing of cash receipts and payments on receivables, and accrued liabilities and payables, respectively.

The Company's investing activities used $34.5 million of cash and cash equivalents during the nine months ended June 30, 1995. This compares to a net use of cash of $10.1 million for the nine months ended June 30, 1994. The Company's sales (net of purchases) of marketable securities and investments generated $15.0 million less cash in the current year as compared to last year. Also contributing to the variance was an increase of $8.8 million in additions to property and equipment (net of disposals). Most of the increase in property and equipment was attributable to the purchase of the Company's offices in Dublin, Ireland. The purchase price for the property (known locally as "Merrion House") totalled (Irish) (Pounds)11.3 million (including costs of the transaction). The Company was previously a tenant in Merrion House.

Cash flows from financing activities contributed $1.9 million in cash and cash equivalents during the nine months ended June 30, 1995. This compares to net contributions of $7.1 million during the nine months ended June 30, 1994. Most of the variance was due to reduced bank borrowings during the current fiscal year as compared to last year. During the nine months ended June 30, 1995, the Company paid-off in full all amounts outstanding under its $45.0 million revolving credit agreement, which was negotiated primarily to finance the CRSS acquisition. This long-term debt was replaced in part, however, by a five-year mortgage loan taken in connection with the purchase of Merrion House. Also contributing to the reduction in cash provided by financing activities during the current fiscal period as compared to last year was a reduction in cash provided by the exercise of stock options.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1995 and beyond. At June 30, 1995, the Company's short-term committed credit facilities totaled $44.0 million through banks in the U.S. and the U.K., against which $15.8 million was outstanding at that date.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 June 30, 1995

PART II - OTHER INFORMATION
Item 6.      Exhibits and Reports on Form 8-K.
      (a)    Exhibits (all are being filed herewith):
            3.1 Certificate of Incorporation of Jacobs Engineering Group Inc., as amended.

            3.2    Bylaws of Jacobs Engineering Group Inc., as amended.

            4.4 Rights Agreement dated as of December 20, 1990 by and between Jacobs Engineering Group Inc. and First Interstate Bank, Ltd. as Rights Agent.

           10.1 The Jacobs Engineering Group Inc. 1981 Executive Incentive Plan (As Amended and Restated).

           10.2 The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers.

           10.3 Agreement dated as of November 30, 1993, and Agreement dated as of November 30, 1994, between Jacobs Engineering Group Inc. and Joseph J. Jacobs.

           10.4    The Executive Security Program of Jacobs Engineering Group
                   Inc.

           10.9 The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan.

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


Date:  August 9, 1995