Form 10-K405
period 1995-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 1995-12-27
CIK 52988

                                                                            1995
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended September 30, 1995


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


    For the transition period from ______________________ to ___________________
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

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  (X) YES     ( ) NO

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. (X)

                              ___________________

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $498,658,700 as of December 26, 1995, based upon the last reported sales price on the New York Stock Exchange. For this purpose, the Registrant considers Dr. Joseph J. Jacobs to be its only affiliate.

As of December 26, 1995, the Registrant had outstanding 25,507,521 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part II: Annual Report for the fiscal year ended September 30, 1995, only portions of which are incorporated by reference.

Part III: Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, only portions of which are incorporated by reference.
--------------------------------------------------------------------------------

                                     PART I

Item 1.  BUSINESS

General
-------
    Jacobs Engineering Group Inc. (the "Company") is one of the largest professional service firms in the United States providing engineering, design and consulting services; construction and construction management services; and process plant maintenance services to a broad range of industrial, commercial and governmental clients throughout the United States, the United Kingdom and Ireland. Additionally, the Company owns a 40% interest in an engineering and design firm headquartered in Bombay, India.

    The Company focuses its services on selected industry groups and markets including chemical, pharmaceutical and biotechnology; petroleum refining; semiconductor; federal programs; pulp and paper; and buildings and infrastructure (this includes transportation and health care projects, commercial and governmental buildings, and other industrial projects).

    The Company is a Delaware corporation and was originally incorporated in 1957 as a successor to a business organized by Dr. Joseph J. Jacobs in 1947. The Company's common stock has been publicly held since 1970 and currently is listed on the New York Stock Exchange.

Recent acquisitions
-------------------
    In July 1994, the Company acquired the engineering and construction management services businesses from CRSS Inc. (the engineering business is referred to as "Sirrine" and the construction management business is referred to as "CRSS Constructors"). These businesses provide comprehensive design, engineering and construction management services to government and commercial customers in the pulp and paper, semiconductor, and buildings and infrastructure markets, among others, primarily within the continental United States.

Services provided
-----------------
    The Company offers three broad categories of professional services: engineering (which includes design, consulting and other related services); construction and construction management; and plant maintenance. The Company will often establish a relationship with a client where it is awarded a contract for the initial phases of an engineering and/or construction project. These services may include feasibility studies, consulting or design work. Because of the range of technical expertise the Company possesses, it is often retained for additional work as the project develops. The scope of services provided by the Company, therefore, ranges from consulting to complete single-responsibility contracts.

    The following table sets forth the total revenues of the Company from each of its three basic service categories for the five years ended September 30, 1995 (in thousands of dollars):

                                           1991        1992        1993        1994        1995
                                     ----------  ----------  ----------  ----------  ----------
 Engineering Services                $  313,849  $  355,483  $  453,247  $  476,491  $  588,399
 Field Services:
   Construction                         499,081     503,406     424,259     456,750     881,574
   Maintenance                          223,359     247,538     265,420     232,513     253,084
                                     ----------  ----------  ----------  ----------  ----------
                                     $1,036,289  $1,106,427  $1,142,926  $1,165,754  $1,723,057
                                     ==========  ==========  ==========  ==========  ==========

    Engineering
    -----------
    The Company employs all of the engineering and related disciplines to engineer and design modern process plants (including projects for clients in the chemicals, pharmaceutical and biotechnology, refining, food, and minerals and fertilizers industries), semiconductor facilities, pulp and paper plants, and other facilities (such as high technology manufacturing operations and other specialized plants).

    In the environmental area, the Company employs all of the requisite engineering, scientific, public health and related skills to consult, investigate, study, manage and provide remedial engineering for major environmental programs. The Company's capabilities in process engineering and construction combined with its environmental expertise allow it to offer its clients a wide range of services as a single-source provider. Accordingly, the Company has been awarded contracts requiring a combination of traditional process engineering and environmental services.

    The Company also employs all of the professional and technical expertise necessary to provide a broad range of consulting services including: performing pricing studies, market analyses and financial projections necessary in determining the feasibility of a project; performing gasoline reformulation modeling; analyzing and evaluating layout and mechanical designs for complex processing plants; analyzing automation and control systems; analyzing, designing and executing biocontainment strategies; developing and performing process protocols in respect of Federal Drug Administration mandated qualification/validation requirements; and performing geological and metallurgical studies.

    Also included in the category of "Engineering" are all of the related support services necessary for the proper and effective delivery of the Company's engineering and related services. Among these are cost engineering, planning, scheduling, procurement, estimating, project accounting, quality and safety.

    Construction
    ------------
    The Company provides traditional field construction as well as construction management services to private and public sector clients in virtually all of the industries to which it provides engineering services. The Company can also provide its clients with Advanced Construction Technology ("ACT")(R). ACT is an advanced form of off-site engineering, design, fabrication and assembly, and field erection. ACT provides clients with an alternative approach to traditional methods of engineering and construction which can significantly reduce new plant costs. In the environmental area, recent contract awards from clients in the public sector require the Company to provide environmental remedial construction services.

    The Company's field construction activities are focused primarily on those construction projects for which the Company has performed the engineering and design work. By focusing its construction efforts on such projects, the Company avoids the risk of constructing complex plants based on designs prepared by others. The financial risk to the Company of constructing complex plants based on designs prepared by third parties may be particularly significant on fixed-price contracts.

    The Company actively markets all of its services to clients on projects where the scope of services required is within the Company's fields of expertise. The Company believes that by integrating and bundling its services (i.e., providing design, engineering and construction services on the same project) it can price its services more competitively and can enhance the overall contract profitability. The Company also believes that clients benefit from such an approach because they can look to the Company as a single-source provider of design/build services. However, the Company will continue to pursue construction-only projects where it can negotiate pricing and other contract terms acceptable to the Company.

    In the area of construction management, the Company can provide a wide range of services to its customers. The Company may act as the program director, whereby it oversees, on behalf of the owner of the project, the complete planning, design and construction phases of the project. Or, its services may be limited to providing construction consulting, estimating, scheduling or value engineering services. The Company's capabilities in the area of construction management were greatly enhanced during 1994 when it completed the acquisition of CRSS Constructors. As a result of that acquisition, the Company broadened its geographic presence and expanded both its client base and the industry groups to which it can provide and market its construction management services.

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

    Although the profit margins that can be realized from maintenance services are generally lower than those associated with the other services the Company provides, the costs to support maintenance activities are also generally lower than those associated with the Company's other services. Furthermore, since maintenance contracts are normally cost-reimbursable in nature, they present less risk to the Company. Additionally, although engineering and construction projects may be of a short-term nature, maintenance services often result in long-term relationships with clients. For example, the Company has been providing maintenance services at several major process plants for over 30 years. This aspect of maintenance services greatly reduces the selling costs in respect of such services.

Industry groups and markets
---------------------------
    The Company has chosen to focus its efforts on the following industry groups and markets: chemical and pharmaceutical (which includes biotechnology); refining; semiconductor; environmental; facilities; and pulp and paper. The Company believes these industry groups and markets have sufficient common needs to permit cross-utilization of the Company's resources which help to mitigate the negative effects of a downturn in a single industry.

    The following table sets forth the total revenues of the Company from each of these industry groups and markets for the five years ended September 30, 1995 (in thousands of dollars):

                                         1991        1992        1993        1994        1995
                                     --------  ----------  ----------  ----------  ----------
Chemical and
 pharmaceutical                    $  419,311  $  351,336  $  386,522  $  407,806  $  500,792
Refining                              216,865     362,005     404,462     372,769     480,472
Semiconductor                          56,634     120,022      70,249      83,477     264,492
Federal programs                       67,940     105,608     161,964     175,846     175,200
Buildings and infrastructure          252,171     104,800      87,968      93,716     174,805
Pulp and paper                              -           -           -       7,256      85,476
Other                                  23,368      62,656      31,761      24,884      41,820
                                   ----------  ----------  ----------  ----------  ----------
                                   $1,036,289  $1,106,427  $1,142,926  $1,165,754  $1,723,057
                                   ==========  ==========  ==========  ==========  ==========

    In the area of federal programs, the Company historically has provided primarily engineering services. However, certain of the more recent contracts awarded to the Company also include construction and project management services for the remediation of hazardous wastes. Maintenance services are provided primarily to the chemical and refining industries.

    Chemical and pharmaceutical
    ---------------------------
    The Company furnishes its full line of services to its clients operating in the chemical, pharmaceutical and biotechnology industries. Typical projects in the chemical area include bulk chemical production facilities involving various petrochemicals, aromatics and derivatives, monomers and polymers. In the pharmaceutical and biotechnology area, typical projects include sterile fill, pharmaceutical manufacturing facilities and biotechnology laboratories and pilot plants. Also included in this category of business are process projects for clients in the food industry. Over the past several years, the Company has expanded this area of its business through acquisitions and internal growth.

    The scope of services the Company can provide its clients in these markets include feasibility studies, preliminary and detailed design and engineering services, construction, and construction management services. The Company can also provide conceptual design services with emphasis on production strategy, current good manufacturing practices ("cGMP") compliance, regulatory compliance and qualification/validation services for pharmaceutical and biotechnology research, development and production facilities. Accordingly, the Company is fully capable of executing multi-million dollar, single-responsibility projects in the areas of pharmaceuticals and biotechnology.

    Refining
    --------
    The Company provides its full line of services to its clients in the petroleum refining industry. Typical projects in the refining area include retrofits, revamps or expansion of existing plants, upgrading individual process units within refineries, new construction and maintenance services. The Company also provides a broad range of consulting services to its clients, including feasibility and multi-client studies.

    Over the past several years, many of the Company's contract awards in the refining area have been for plants producing oxygenates and other high-octane fuel blending components for gasoline (such components are required by the Clean Air Act of 1990 in reformulated gasolines in order to reduce the emissions of unburned hydrocarbons and carbon monoxide from automobiles), as well as plants that hydrotreat various fuel fractions to reduce the sulfur content of blended products. The Company has completed several major projects to design, engineer, procure and construct methyl tertiary butyl ether ("MTBE") units and tertiary amyl butyl ether ("TAME") units for a number of major refiners at facilities located throughout the United States. The Company has also utilized its off-site construction capabilities in the construction and installation of these units. The use of off-site construction can help decongest the construction site and allow for parallel construction to proceed simultaneously with the modular activity.

    A significant aspect of the Company's service to this industry is in the area of contract maintenance. The Company has contracts with several major oil refiners for on-site maintenance and turnaround activities. Many of these contracts are evergreen in nature and tend to be extended over many years.

    Over the past several years, the Company has broadened this area of its business through internal growth and acquisitions. One acquisition completed in 1993 expanded the Company's geographic presence to include the West Coast refining market; the acquisition also added to its client base.

    Semiconductor
    -------------
    The Company provides engineering, procurement, construction, and construction management services to its clients in the semiconductor industry. Typical projects in this industry include multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce microprocessors for computers and other consumer electronic devices. Generally, projects in the semiconductor industry are more complex than other facilities projects and have greater emphasis on cleanroom, and similar high-end technology.

    The Company's capabilities in the semiconductor business were significantly enhanced in 1994 when it completed the acquisition of Sirrine. As a result of that acquisition, the Company added to its U.S. domestic engineering and design capabilities, as well as broadened its client base. Furthermore, the Company's traditional skills in the areas of construction and construction management augmented Sirrine's traditional engineering and design capabilities in this market.

    Federal programs
    ----------------
    The Company believes it is one of the leading providers in the United States of environmental engineering and consulting services, including hazardous waste management and cleanup. The environmental business currently represents an important part of the Company's operations and, as a result of growing public concern over the nation's environment, combined with increased legislative pressure to move more rapidly towards actual site cleanup, the Company believes demand for environmental services will continue to grow, particularly in the areas of compliance and site remediation.

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

    Typical projects for the U.S. government include the preparation of feasibility studies and performing remedial investigation, engineering, design and remediation services on several national programs. Many of the Company's contracts relate to the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and the related Superfund Amendments and Reauthorization Act of 1986 ("SARA"), as reauthorized in 1990. More recently, the Company has been awarded multi-year contracts from the U.S. Air Force to provide full-service remedial action services for the U.S. Air Force Center for Environmental Excellence ("AFCEE") at several bases located in the U.S., as well as a "nationwide" award to provide services under the U.S. Base Realignment and Closure ("BRAC") program. And in 1995, the Company was awarded the Alaska TERC (Total Environmental Restoration Contract). The Alaska TERC is a multi-year program to provide engineering and site cleanup services throughout that state. The Company also provides project management services over site cleanup activities at various government installations, as well as detailed scientific and support services, groundwater restoration management and action plans, and services relating to the decommissioning of nuclear production and armament facilities.

    Many of the projects for the U.S. government span several years. For larger programs, the scope of services are such that the Company sometimes teams with other companies in order to execute the project.

    Buildings and infrastructure
    ----------------------------
    Buildings and infrastructure refers to those contracts requiring the Company to provide comprehensive architectural, engineering, design, construction and/or construction management services for projects such as high technology manufacturing operations, specialized plants for clients in the food industry, research and development facilities that require technically complex structures, civic centers, correctional facilities, health care facilities and transportation systems, as well as multi-purpose buildings for industrial, commercial and government clients.

    The Company's capabilities in the facilities area were greatly enhanced in 1994 when it completed the acquisition of CRSS Constructors. As a result of that acquisition, the Company broadened its geographic presence and expanded both its client base and the industry groups to which it can provide and market its construction management services.

    Pulp and Paper
    --------------
    The Company's capabilities in the area of pulp and paper result from its acquisition of Sirrine in July 1994.

    The Company provides a broad range of engineering and construction services to its clients in the pulp and paper industry. Additionally, the Company provides strategic planning and conceptual studies for many of its clients, as well as environmental services relating to compliance with EPA emission standards. Typical projects in the pulp and paper area range from small mill projects to complex, multi-million dollar paper machine rebuilds, mill expansions and construction of new facilities. Such projects encompass all areas of a mill, including woodyards, pulping and bleaching, papermaking, chemical recovery, material handling and power and steam generation. In the area of papermaking, the Company's expertise includes tissue and towel, coated and uncoated fine papers, newsprint and linerboard. The Company's expertise also includes the converting and packaging of paper products for consumer use. The Company has been instrumental in the design and installation of state-of-the-art facilities for recycle fiber, deinking and pulp bleaching. Chemical recovery and power generation are an integral part of the papermaking process. The Company has broad experience in these areas and has applied its expertise in the engineering and construction of such facilities for the pulp and paper industry.

    Although a substantial portion of the Company's pulp and paper revenues in 1995 were derived from engineering, procurement and construction management services, the Company is actively pursuing the expansion of its services to include construction services.

Backlog
-------
    For information regarding the Company's backlog, reference should be made to
Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in this report.

Customers
---------
    For the years ended September 30, 1991, 1992, 1993, 1994 and 1995, revenues from federal government agencies accounted for 6.3%, 9.4%, 14.1%, 15.4% and 11.4%, respectively, of total revenues. Due to the amount of pass-through costs (see "Contracts" below) that may be incurred on construction projects, it is not unusual for a customer in the private sector to account for more than ten percent of revenues in any given year. For the years ended September 30, 1991 and 1992, one customer in the private sector accounted for 11.4% and 12.5%, respectively, of total revenues (a second customer accounted for 10.8% of total revenues in 1992), and a different customer accounted for 11.6% and 13.1% of total revenues in 1994 and 1995, respectively. No single customer in the private sector accounted for ten percent or more of total revenues in 1993.

Foreign operations
------------------
    For the years ended September 30, 1991, 1992, 1993, 1994 and 1995, revenues from projects outside of North America were approximately 8.4%, 16.3%, 10.8%, 5.6% and 5.4%, respectively, of total revenues. For the years ended September 30, 1992 and prior, substantially all such revenues related to the Company's offices in Ireland. Beginning with the year ended September 30, 1993, such revenues related primarily to the Company's offices in the UK and Ireland.

    The increase in revenues from projects outside North America from 1991 to 1992 was due primarily to a large construction project executed out of the Company's Dublin office and included a substantial portion of pass-through costs. That project was completed early in fiscal 1993.

    The Company also has operations in India through its 40% interest in an engineering and design firm specializing in projects for clients in the chemical, pharmaceuticals and petroleum refining markets. The Company has executed contracts jointly with the Indian company, and expects to expand this activity in the future. The Company accounts for the Indian company using the equity method.

Contracts
---------
    While there is considerable variation in the pricing provisions of the contracts undertaken by the Company, they can generally be grouped into three broad categories: Cost-plus; guaranteed maximum price and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts during the five years ended September 30, 1994:

                                 1991   1992   1993   1994   1995
                                -----  -----  -----  -----  -----
    Cost-plus                     79%    87%    90%    83%    88%
    Guaranteed maximum price       2      4      3      8      1
    Fixed-price                   19      9      7      9     11

    In accordance with industry practice, most of the Company's contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

    When the Company is directly responsible for engineering, design, procurement and construction of a project or the maintenance of a process plant, the Company reflects the cost of materials, equipment and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, these amounts are not reflected in either revenues or costs.
The approximate amounts of such costs included in revenues for the years ended September 30, 1991, 1992, 1993, 1994 and 1995 were $641.9 million, $659.2 million, $610.7 million, $629.0 million and $1,001.3 million, respectively.

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

    Guaranteed maximum price contracts
    ----------------------------------
    Guaranteed maximum price contracts are performed in the same manner as cost-plus contracts; however, the total actual cost plus the fee cannot exceed the guaranteed price negotiated with the customer. If the total actual cost of the contract exceeds the guaranteed maximum price, then the Company will bear all or a portion of the excess. In those cases where the total actual cost and fee are less than the guaranteed price, the Company will often share the savings on a predetermined basis with the client.

    Fixed-price contracts
    ---------------------
    Fixed-price contracts include both "negotiated fixed-price" contracts and "lump sum bid" contracts. Under a negotiated fixed-price contract, the Company is first selected as the contractor, and then the contract price is negotiated. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where the Company has the opportunity to perform engineering and design work before negotiating the total price of the project. Under lump sum bid contracts, the Company must bid against other contractors based upon specifications furnished by the customer. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications, problems with new technologies and economic and other changes that may occur over the contract period, that are reduced by the negotiation process. Thus, although both types of contracts involve a firm price for the customer, the lump sum bid contract provides the greater degree of risk to the Company. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than the other types of contracts.

Competition
-----------
    The Company is engaged in a highly competitive business. Some of its competitors are larger than the Company, or are subsidiaries of larger companies, and may possess greater resources than the Company. Furthermore, because the engineering aspect of the business does not usually require large amounts of capital, there is relative ease of market entry for a new potential entrant possessing acceptable professional qualifications. Accordingly, the Company competes with both national and international firms in sizes ranging from very large to a wide variety of small, regional and specialty firms.

    The extent of the Company's competition varies according to the industries and markets it serves, as well as the regions in which the Company is located. The Company's largest competitors for engineering, construction and maintenance services for process plants include such well-known companies as Bechtel Group, Inc., Fluor Corporation, Foster-Wheeler Corp., Raytheon Engineers, M.W. Kellogg, Parsons Co., Brown & Root, Inc., and John Brown. In the semiconductor industry, the Company's principal competitor is Industrial Design Corporation. In the area of pulp and paper, the Company's principal competitors include Fluor, BE&K, Brown & Root, and Rust International. In the area of environmental engineering and hazardous waste cleanup, the Company's principal competitors include many of the companies listed above, as well as Morrison Knudsen Corp., and other specialized companies such as IT Corporation, ICF Kaiser and Roy F. Weston, Inc. The Company's principal competitors for buildings and infrastructure work also include many of the companies listed above, as well as Turner Construction Co. and The Austin Co.

Employees
---------
    At September 30, 1995, the Company had approximately 7,600 full-time employees. Additionally, as of September 30, 1995, there were also approximately 6,900 persons employed by the Company in the field on a project basis. The number of such field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

EXECUTIVE OFFICERS OF THE COMPANY

    Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the Company's executive officers:

                                                                                          Year Joined
                 Name                   Age         Position with the Company            the Registrant
--------------------------------------  ---  -----------------------------------------   --------------

Joseph J. Jacobs                         79  Director and Chairman of the Board                    1947
Noel G. Watson                           59  President, Chief Executive Officer
                                              and Director                                         1965
Robert M. Barton                         73  Secretary and Director                                1957
William R. Kerler                        66  Executive Vice President, Operations                  1980
Donald J. Boutwell                       58  Group Vice President, Field Services                  1984
Andrew E. Carlson                        62  Group Vice President, Field Services                  1990
Socrates S. Christopher                  60  President, Jacobs - Sirrine Engineers
                                              (a Division of Jacobs Engineering
                                              Group Inc.)                                          1994
Arlan C. Emmert                          50  Group Vice President, Western Region                  1985
Thomas R. Hammond                        44  Group Vice President, Central Region                  1975
John McLachlan                           49  Group Vice President, Northern Region                 1974
Richard J. Slater                        49  Group Vice President, European Region                 1980
Roger L. Williams                        57  Group Vice President, Southern Region                 1983
Gregory J. Landry                        47  Senior Vice President, Quality and Safety             1984
Craig L. Martin                          46  Senior Vice President, General Sales
                                              and Marketing                                        1994
Paul A. Miskimin                         55  Senior Vice President, Federal Programs               1987
John W. Prosser, Jr.                     50  Senior Vice President, Finance and                    1974
                                              Administration and Treasurer
Nazim G. Thawerbhoy                      48  Senior Vice President and Controller                  1979
William C. Markley, III                  50  Vice President, Law                                   1981

    All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. Christopher and Martin, have served in executive capacities with the Company or have been part of its management for more than five years. Prior to joining the Company in 1994, Messrs. Christopher and Martin were part of the management of CRSS Inc. or one of its subsidiaries for at least five years.

Item 2.  PROPERTIES

    The Company owns and leases offices for its professional, technical and administrative staff totalling approximately 1.7 million square feet. The following is a list of the Company's principal locations:

         Country              State             City
     ---------------       ------------     ------------
     U.S.A.                California       Pasadena,
                                            Long Beach,
                                            Martinez, and
                                            Sacramento
                           Arizona          Phoenix
                           Colorado         Denver
                           Florida          Lakeland
                           Louisiana        Baton Rouge
                           New Mexico       Albuquerque
                           North Carolina   Raleigh
                           Ohio             Cincinnati
                           Oregon           Portland
                           Pennsylvania     Philadelphia
                           South Carolina   Greenville, and
                                            Orangeburg
                           Texas            Houston
                           Tennessee        Oak Ridge
                           Virginia         Arlington
     United Kingdom        -                London,
                           -                Glasgow, and
                           -                Manchester
     Republic of Ireland   -                Cork, and
                           -                Dublin

    In addition to these properties, the Company leases smaller, project offices located throughout the United States. The Company maintains sales offices at many of its principal locations. The Company has equipment yards located in Houston, Texas and Baton Rouge, Louisiana. The majority of the Company's offices are leased. The Company also rents a portion of its construction equipment on a short-term basis.

Item 3.  LEGAL PROCEEDINGS

    In the normal course of business, the Company is subject to certain contractual guarantees and litigation. Generally, such guarantees relate to construction schedules and plant performance. Most of the litigation involves the Company as a defendant in workers' compensation, personal injury and other similar lawsuits. Management believes, after consultation with counsel, that these guarantees and litigation should not have any material adverse effect on the Company's consolidated financial statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is hereby incorporated by reference from the Financial Statements section of the Company's 1995 Annual Report to Shareholders, copies of which financial statements section is being delivered to the Commission (but not filed with, except to the extent incorporated herein) as an Exhibit to this report.

Item 6.  SELECTED FINANCIAL DATA

    The information required by this Item is hereby incorporated by reference from the Financial Statements section of the Company's 1995 Annual Report to Shareholders, copies of which are being delivered to the Commission (but not filed with, except to the extent incorporated herein) as an Exhibit to this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is hereby incorporated by reference from the Financial Statements section of the Company's 1995 Annual Report to Shareholders, copies of which are being delivered to the Commission (but not filed with, except to the extent incorporated herein) as an Exhibit to this report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is hereby incorporated by reference from the Financial Statements section of the Company's 1995 Annual Report to Shareholders, copies of which are being delivered to the Commission (but not filed with, except to the extent incorporated herein) as an Exhibit to this report.

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

    See the information under the caption "Executive Officers of the Company" in
Part I of this report for information required by Paragraph (b) of Item 401 of Regulation S-K.

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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The Company's consolidated financial statements at September 30, 1995 and 1994 and for each of the three years in the period ended September 30, 1995, together with the report of the independent auditors on those consolidated financial statements are hereby incorporated by reference from the Financial Statements section of the Company's 1995 Annual Report to Shareholders, copies of which are being delivered to (but not filed with, except to the extent incorporated herein) the Commission as an exhibit to this report. See accompanying Index to Financial Statements and Supporting Schedules.

     (b)  Not applicable.

     (c)  Exhibits and Index to Exhibits:

          2.1 Purchase Agreement dated July 29, 1994 between Jacobs Engineering Group Inc. and CRSS Inc. including a schedule of annexes and exhibits. Filed as Exhibit 1. to the Registrant's Current Report on Form 8-K dated August 5, 1994 and incorporated herein by reference.

          3.1  Certificate of Incorporation of the Registrant, as amended.
               Filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

          3.2 Bylaws of the Registrant, as amended. Filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

          4.1  See Sections 5 through 18 of Exhibit 3.1.

          4.2  See Article II, Section 3.03 of Article III, Article VI and
               Section 8.04 of Article VIII of Exhibit 3.2.

          4.3 Rights Agreement dated as of December 20, 1990 by and between Registrant and First Interstate Bank, Ltd. as Rights Agent.
               Filed as Exhibit 4.4 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

         10.1 The Jacobs Engineering Group Inc. 1981 Executive Incentive Plan (As Amended and Restated). Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

         10.2 The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers. Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

         10.3 Agreement dated as of November 30, 1993 between the Registrant and Dr. Joseph J. Jacobs, and the Agreement dated as of November 30, 1994 between the Registrant and Dr. Joseph J. Jacobs. Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

     (S) 10.4 Agreement dated as of November 30, 1995 between the Registrant and Dr. Joseph J. Jacobs.

         10.5 The Executive Security Program of Jacobs Engineering Group Inc. Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

         10.6 Jacobs Engineering Group Inc. and Subsidiaries 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

         10.7 Jacobs Engineering Group Inc. and Subsidiaries 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

         10.8 The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan. Filed as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

         10.9 Form of Indemnification Agreement entered into between the Registrant and its officers and directors. Filed as Exhibit
               10.10 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

         10.10 Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust. Filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

     (S) 11. Statement of computation of net income per outstanding share of common stock is hereby incorporated by reference from the Financial Statements section of the Company's 1995 Annual Report to Shareholders, copies of which are being delivered to (but not filed with, except to the extent incorporated herein) the Commission as an exhibit to this report.

     (S) 13. Financial Statements section of Jacobs Engineering Group Inc. Annual Report to Shareholders for the fiscal year ended September 30, 1995.

     (S) 21.   List of Subsidiaries of Jacobs Engineering Group Inc.

     (S) 23.   Consent of Independent Auditors.

     (S) 27.1  Financial Data Schedules.

___________________________________________

     (S)   Being filed herewith.

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

                                                   JACOBS ENGINEERING GROUP INC.

Dated:   December 27, 1995             By:            NOEL G. WATSON
                                          --------------------------------------
                                                      Noel G. Watson
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


            Signature                            Title                       Date
            NOEL G. WATSON                                             December 27, 1995
----------------------------------            Director and
            Noel G. Watson            Principal Executive Officer

          JOSEPH J. JACOBS                       Director              December 27, 1995
----------------------------------
          Joseph J. Jacobs

        JOSEPH F. ALIBRANDI                     Director               December 27, 1995
----------------------------------
        Joseph F. Alibrandi

         ROBERT M. BARTON                       Director               December 27, 1995
----------------------------------
         Robert M. Barton

          PETER H. DAILEY                       Director               December 27, 1995
----------------------------------
          Peter H. Dailey

          ROBERT B. GWYN                        Director               December 27, 1995
----------------------------------
          Robert B. Gwyn

          LINDA K. JACOBS                       Director               December 27, 1995
----------------------------------
          Linda K. Jacobs

         J. CLAYBURN LaFORCE                    Director               December 27, 1995
----------------------------------
         J. Clayburn LaForce

         DALE R. LAURANCE                       Director               December 27, 1995
----------------------------------
         Dale R. Laurance

         DAVID M. PETRONE                       Director               December 27, 1995
----------------------------------
         David M. Petrone

        JAMES L. RAINEY, JR.                    Director               December 27, 1995
----------------------------------
        James L. Rainey, Jr.

                                         Senior Vice President
                                     Finance and Administration and
                                          Treasurer (Principal
        JOHN W. PROSSER, JR.               Financial Officer)          December 27, 1995
----------------------------------
        John W. Prosser, Jr.
                                       Senior Vice President and
                                    Controller (Principal Accounting
        NAZIM G. THAWERBHOY                     Officer)               December 27, 1995
----------------------------------
        Nazim G. Thawerbhoy