Form 10-Q
period 1995-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 1996-02-12
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended December 31, 1995
                                      -----------------

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

                             ( X ) YES  -  (   ) NO

Number of shares of common stock outstanding at February 12, 1996: 25,537,555

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q



                                                                     Page No.
-------------------------------------------------------------------------------
   Part I - Financial Information
        Item 1.      Financial Statements:
                     Consolidated Condensed Balance
                        Sheets as of December 31, 1995
                        and September 30, 1995                            3

                     Consolidated Condensed Statements
                        of Income for the Three Months
                        Ended December 31, 1995 and 1994                  4

                     Consolidated Condensed Statements of
                        Cash Flows for the Three Months
                        Ended December 31, 1995 and 1994                  5

                     Notes to Consolidated Condensed
                        Financial Statements                          6 - 7

        Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                    8 - 9

   Part II - Other Information                                           10

   Signatures                                                            10

PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  AT DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                   (In thousands, except share information)
                                  (Unaudited)

                                                  December 31,   September 30,
                                                      1995           1995
--------------------------------------------------------------------------------
ASSETS
  Current Assets:
   Cash and cash equivalents                          $ 59,485        $ 39,118
   Marketable securities                                 2,806           2,806
   Receivables                                         282,372         292,108
   Deferred income taxes                                32,767          31,980
   Prepaid expenses and other                            3,704           2,602
   -----------------------------------------------------------------------------
     Total current assets                              381,134         368,614
  ------------------------------------------------------------------------------
  Property, Equipment and
   Improvements, Net                                    81,026          80,115
  ------------------------------------------------------------------------------
  Other Noncurrent Assets:
   Goodwill, net                                        41,339          41,882
   Other                                                45,435          43,336
   -----------------------------------------------------------------------------
     Total other noncurrent assets                      86,774          85,218
--------------------------------------------------------------------------------
                                                      $548,934        $533,947
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
   Notes payable                                      $ 15,414        $ 16,632
   Accounts payable                                     66,478          63,767
   Accrued liabilities                                 109,191         109,168
   Customers' advances in excess
     of related revenues                                54,315          54,496
   Income taxes payable                                 15,627          11,212
   -----------------------------------------------------------------------------
     Total current liabilities                         261,025         255,275
  ------------------------------------------------------------------------------
  Long-term Debt                                        17,545          17,799
  ------------------------------------------------------------------------------
  Deferred Gains on Real Estate Transactions             1,640           1,845
  ------------------------------------------------------------------------------
  Other Deferred Liabilities                            20,458          20,267
  ------------------------------------------------------------------------------
  Commitments and Contingencies
  ------------------------------------------------------------------------------
  Stockholders' Equity:
   Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                         -               -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued and outstanding -
       25,510,721 and 25,495,711 shares,
       respectively                                     25,511          25,496
   Additional paid-in capital                           44,187          43,957
   Retained earnings                                   177,698         168,203
   Other                                                   870           1,105
   -----------------------------------------------------------------------------
       Total stockholders' equity                      248,266         238,761
--------------------------------------------------------------------------------
                                                      $548,934        $533,947
================================================================================

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                 (In thousands, except per-share information)
                                  (Unaudited)

                                                      1995        1994
-------------------------------------------------------------------------
Revenues                                            $471,122    $412,356
-------------------------------------------------------------------------
Costs and Expenses:
  Direct costs of contracts                          421,823     368,588
  Selling, general and administrative expenses        33,974      31,740
  Interest expense (income), net                        (290)         45
  Other income, net                                     (197)       (103)
  -----------------------------------------------------------------------
                                                     455,310     400,270
-------------------------------------------------------------------------
   Income before taxes                                15,812      12,086
-------------------------------------------------------------------------
Provision for Income Taxes                             6,262       4,786
-------------------------------------------------------------------------
Net Income                                          $  9,550    $  7,300
=========================================================================
Net Income Per Share                                    $.37        $.29
=========================================================================

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                (In thousands)
                                  (Unaudited)

                                                  1995       1994
--------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                     $ 9,550    $  7,300
 Adjustments to reconcile net income
  to net cash flows from operations:
   Depreciation and amortization                  4,086       3,816
   Amortization of deferred gains                  (205)       (205)
   Changes in assets and liabilities, net:
     Receivables                                  9,372      11,996
     Prepaid expenses and other                  (1,115)        455
     Accounts payable                             2,820     (27,811)
     Accrued liabilities                            229      (5,942)
     Customers' advances                           (111)     (2,959)
     Income taxes payable                         4,437       4,255
   Deferred income taxes                           (787)        322
--------------------------------------------------------------------
 Net cash provided (used)                        28,276      (8,773)
--------------------------------------------------------------------

Cash Flows from Investing Activities:
 Additions to property and equipment, net
  of disposals                                   (5,054)     (2,255)
 Net increase in other noncurrent assets         (2,431)     (3,069)
 Net increase in investments                          -        (634)
 -------------------------------------------------------------------
  Net cash used                                  (7,485)     (5,958)
 -------------------------------------------------------------------

Cash Flows from Financing Activities:
 Exercise of stock options                          265         162
 Bank borrowings (repayments), net                 (829)     (8,735)
 Other, net                                         192        (160)
--------------------------------------------------------------------
 Net cash used                                     (372)     (8,733)
--------------------------------------------------------------------

Effect of Exchange Rate Changes                     (52)        (22)
--------------------------------------------------------------------
Increase (Decrease) in Cash and Cash
 Equivalents                                     20,367     (23,486)
Cash and Cash Equivalents at the Beginning
 of the Period                                   39,118      45,612
--------------------------------------------------------------------
Cash and Cash Equivalents at the End
 of the Period                                  $59,485    $ 22,126
====================================================================

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at December 31, 1995 and September 30, 1995, and its consolidated results of operations and cash flows for the three months ended December 31, 1995 and 1994.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at December 31, 1995 and September 30, 1995 were unbilled amounts totaling $55,763,500 and $52,790,600, respectively.

3. Property, equipment and improvements are stated at cost and consisted of the following at December 31, 1995 and September 30, 1995 (in thousands):

                                             December 31,   September 30,
                                                    1995            1995
--------------------------------------------------------------------------
      Land                                       $ 10,475        $ 10,529
      Buildings                                    38,781          38,976
      Equipment                                    91,883          87,186
      Leasehold improvements                       12,592          12,319
      --------------------------------------------------------------------
                                                  153,731         149,010
        Less - accumulated depreciation
           and amortization                        72,705          68,895
      --------------------------------------------------------------------
                                                 $ 81,026        $ 80,115
==========================================================================

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

4. Other assets consisted of the following at December 31, 1995 and September 30, 1995 (in thousands):

                                        December 31,   September 30,
                                               1995            1995
---------------------------------------------------------------------
      Prepaid pension costs                  $11,111         $11,503
      Cash surrender value of life
        insurance policies                    19,304          16,498
      Investments                             11,463          11,517
      Miscellaneous                            3,557           3,818
      ---------------------------------------------------------------
                                             $45,435         $43,336
=====================================================================

5. During the three months ended December 31, 1995 and 1994, the Company made cash payments of approximately $584,000 and $544,000, respectively, for interest and approximately $2,456,000 and $300,000, respectively, for income taxes.

6. For the three months ended December 31, 1995 and 1994, net income per share has been computed based upon the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding as follows:

                                      Three Months Ended
                                         December 31,
                                    -----------------------
                                          1995         1994
                                    ----------   ----------
      Average number of shares
       of common stock
       outstanding                  25,501,800   25,078,600
      Average number of shares
       of common stock
       equivalents outstanding         300,000      145,000
                                    ----------   ----------
                                    25,801,800   25,223,600
                                    ==========   ==========


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               DECEMBER 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.

Results of Operations
---------------------

Revenues for the three months ended December 31, 1995 (the "first quarter of fiscal 1996") were $471.1 million; this was $58.8 million more than the amount for the three months ended December 31, 1994 (the "first quarter of fiscal 1995"). Revenues from engineering services for the first quarter of fiscal 1996 increased 8.1% as compared to the first quarter of fiscal 1995. The Company billed approximately 3.2 million professional services hours to projects during the first quarter of fiscal 1996; this was 0.4 million more hours than were billed during the corresponding period last year. Revenues from construction and maintenance services for the first quarter of fiscal 1996 were 17.2% higher as compared to the first quarter of fiscal 1995. Much of this increase was due to higher subcontract and procurement activity.

As a percent of revenues, direct costs of contracts were 89.5% for the first quarter of fiscal 1996, as compared to 89.4% for the first quarter of fiscal 1995. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The small increase in this percentage relationship during the current quarter as compared to the corresponding period last year was due to a higher level of construction and maintenance services relative to engineering services.

Selling, general and administrative ("SG & A") expenses for the first quarter of fiscal 1996 totaled $34.0 million; this was $2.2 million more than the amount for the first quarter of fiscal 1995. The increase was due primarily to higher levels of S, G & A spending in support of the increased level of business activity discussed above.

The Company's operating profit (defined as revenues, less costs of contracts and SG & A expenses) was $15.3 million for the first quarter of fiscal 1996; this was $3.3 million more than the amount for the first quarter of fiscal 1995. The increase in operating profit was due to the higher level of business volume discussed above.

Interest income, net totaled $0.3 million for the first quarter of fiscal 1996; this was $0.3 million more than the amount for the first quarter of fiscal 1995. The increase was due to higher average cash balances kept on deposit during the first quarter of fiscal 1996 as compared to the corresponding period last year.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               DECEMBER 31, 1995

Backlog Information
-------------------

The following table summarizes the Company's backlog at December 31, 1995 and 1994 (in millions):

                                        1995       1994
                                    --------   --------
  Engineering services backlog      $  841.0   $  813.3
  Total backlog                      2,663.0    2,525.0

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased $20.4 million during the three months ended December 31, 1995. This compares to a net decrease of $23.5 million of cash and cash equivalents during the corresponding period last year. The current year increase in cash and cash equivalents was due to cash provided by operations ($28.3 million), offset in part by cash used in investing activities ($7.5 million), financing activities and the effects of exchange rate changes ($0.4 million total).

Operations contributed $28.3 million of cash and cash equivalents during the three months ended December 31, 1995. This compares to a net use of cash of $8.8 million during the three months ended December 31, 1994. The $37.1 million increase in cash provided by operations in the current period as compared to the corresponding period last year was due primarily to a $30.6 million decrease in the amount of cash used to pay-down accounts payable. Also contributing to the increase in cash provided by operations was a $2.2 million increase in net income. The balance of the increase was due primarily to the timing of cash receipts and payments on receivables, and accrued liabilities, respectively.

The Company's investing activities used $7.5 million of cash and cash equivalents during the three months ended December 31, 1995. This compares to a net use of cash of $6.0 during the three months ended December 31, 1994. Most of the variance was attributable to a $2.8 million increase in purchases of property and equipment, net of disposals.

Cash flows from financing activities used $0.4 million in cash and cash equivalents during the three months ended December 31, 1995. This compares to a net use of $8.7 million during the three months ended December 31, 1994. The variance was due primarily to larger payments made last year to reduce bank debt as compared to the current fiscal period.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1996 and beyond. At December 31, 1995, the Company's short-term committed credit facilities totaled $51.4 million through banks in the U.S. and the U.K., against which $15.4 million was outstanding at that date.

On January 31, 1996, the Company purchased a 49% interest in the engineering and construction operations of the Serete Group of France. The investment totaled $18.9 million. In order to finance the investment, the Company amended and increased an existing short-term credit facility under which the Company borrowed FRF 96.0 million.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               DECEMBER 31, 1995

PART II - OTHER INFORMATION
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.
       (a)   Exhibits:
             Not applicable.

       (b)   Reports on Form 8-K:
             Not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JACOBS ENGINEERING GROUP INC.



s/n  John W. Prosser, Jr.
_________________________
John W. Prosser, Jr.
Senior Vice President, Finance
and Administration and Treasurer


Date:  February 12, 1996