Form 10-Q
period 1996-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 1996-05-10
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended March 31, 1996
                                      --------------

(   )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from_______ to _______

Commission File Number 1-7463


                         JACOBS ENGINEERING GROUP INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                               95-4081636
- -------------------------------------------------------------------------------
     (State of incorporation)     (I.R.S. employer identification number)



251 South Lake Avenue, Pasadena, California                   91101
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip code)



                                (818) 449 - 2171
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             ( X ) YES  -  (   ) NO

Number of shares of common stock outstanding at May 10, 1996:  25,714,755

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q




                                                                      Page No.
- -------------------------------------------------------------------------------
Part I - Financial Information
      Item 1.   Financial Statements:
                    Consolidated Condensed Balance
                       Sheets as of March 31, 1996
                       and September 30, 1995                             3

                    Consolidated Condensed Statements
                       of Income for the Three Months
                       and Six Months Ended March 31,
                       1996 and 1995                                      4

                    Consolidated Condensed Statements of
                       Cash Flows for the Six Months
                       Ended March 31, 1996 and 1995                      5

                    Notes to Consolidated Condensed
                      Financial Statements                                6 - 7

      Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                            8 - 10

Part II - Other Information
      Item 4.   Submission of Matters to a Vote
                    of Security Holders                                   11

      Item 6.   Exhibits and Reports on Form 8-K                          12

Signatures                                                                12


PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   AT MARCH 31, 1996 AND SEPTEMBER 30, 1995
                   (In thousands, except share information)
                                  (Unaudited)

                                                  March 31,   September 30,
                                                    1996          1995
- ----------------------------------------------------------------------------
ASSETS
  Current Assets:
   Cash and cash equivalents                       $ 69,304        $ 39,118
   Marketable securities                              2,764           2,806
   Receivables                                      280,710         292,108
   Deferred income taxes                             33,516          31,980
   Prepaid expenses and other                         3,833           2,602
- ----------------------------------------------------------------------------
     Total current assets                           390,127         368,614
- ----------------------------------------------------------------------------
  Property, Equipment and
   Improvements, Net                                 81,768          80,115
- ----------------------------------------------------------------------------
  Other Noncurrent Assets:
   Goodwill, net                                     40,957          41,882
   Other                                             65,809          43,336
- ----------------------------------------------------------------------------
     Total other noncurrent assets                  106,766          85,218
- ----------------------------------------------------------------------------
                                                   $578,661        $533,947
============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
   Notes payable                                   $ 15,885        $ 16,632
   Accounts payable                                  73,874          63,767
   Accrued liabilities                              109,622         109,168
   Customers' advances in excess
     of related revenues                             51,254          54,496
   Income taxes payable                               8,203          11,212
- ----------------------------------------------------------------------------
     Total current liabilities                      258,838         255,275
- ----------------------------------------------------------------------------
  Long-term Debt                                     36,305          17,799
- ----------------------------------------------------------------------------
  Deferred Gain on Real Estate Transaction            1,435           1,845
- ----------------------------------------------------------------------------
  Other Deferred Liabilities                         20,223          20,267
- ----------------------------------------------------------------------------
  Commitments and Contingencies
- ----------------------------------------------------------------------------
  Stockholders' Equity:
   Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                      -               -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued and outstanding -
       25,709,884 and 25,495,711
       shares, respectively                          25,710          25,496
   Additional paid-in capital                        48,358          43,957
   Retained earnings                                187,061         168,203
   Other                                                731           1,105
- ----------------------------------------------------------------------------
       Total stockholders' equity                   261,860         238,761
- ----------------------------------------------------------------------------
                                                  $ 578,661       $ 533,947
============================================================================

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                 (In thousands, except per-share information)
                                  (Unaudited)


                                For the Three Months               For the Six Months
                                 Ended March 31,                    Ended March 31,
                               ----------------------              -------------------
                               1996              1995             1996             1995
- ----------------------------------------------------------------------------------------
Revenues                       $487,021         $396,746           $958,142     $809,102
- ----------------------------------------------------------------------------------------

Costs and Expenses:
  Direct costs of contracts     434,303          350,936            856,126      719,523
  Selling, general and
   administrative expenses       36,542           33,780             70,516       65,521
  Interest (income)
   expense, net                     (44)             (13)              (334)          32
  Other income, net                (138)            (462)              (335)        (565)
- -----------------------------------------------------------------------------------------------------
                                470,663          384,241            925,973      784,511
- -----------------------------------------------------------------------------------------------------
   Income before taxes           16,358           12,505             32,169       24,591
- -----------------------------------------------------------------------------------------------------
Provision for Income Taxes        6,478            4,953             12,739        9,739
- -----------------------------------------------------------------------------------------------------
Net Income                     $  9,880         $  7,552           $ 19,430     $ 14,852
====================================================================================================
Net Income Per Share           $    .38         $    .30           $    .75     $    .59
====================================================================================================

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                (In thousands)
                                  (Unaudited)

                                                  1996        1995
- ----------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                     $ 19,430    $ 14,852
 Adjustments to reconcile net income
  to net cash flows from operations:
   Depreciation and amortization                   8,269       7,506
   Amortization of deferred gains                   (410)       (410)
   Gains (losses) on disposals of
     assets                                           54        (228)
   Changes in assets and liabilities, net:
     Receivables                                  10,752      (4,324)
     Prepaid expenses and other                   (1,246)        678
     Accounts payable                             10,279     (34,288)
     Accrued liabilities                             312       3,692
     Customers' advances                          (3,127)      6,256
     Income taxes payable                         (2,976)        358
   Deferred income taxes                          (1,535)       (580)
- ----------------------------------------------------------------------
 Net cash provided (used)                         39,802      (6,488)
- ----------------------------------------------------------------------

Cash Flows from Investing Activities:
 Additions to property and equipment, net
  of disposals                                   (10,017)     (5,240)
 Net increase in investments                     (21,717)     (2,728)
 Net increase in other noncurrent assets          (1,270)     (2,312)
 Proceeds from sales of marketable
  securities                                           -         188
- ----------------------------------------------------------------------
  Net cash used                                  (33,004)    (10,092)
- ----------------------------------------------------------------------

Cash Flows from Financing Activities:
 Exercise of stock options                         4,687       3,183
 Bank borrowings (repayments), net                18,820     (10,233)
 Other, net                                          (44)       (321)
- ----------------------------------------------------------------------
 Net cash provided (used)                         23,463      (7,371)
- ----------------------------------------------------------------------

Effect of Exchange Rate Changes                      (75)         81
- ----------------------------------------------------------------------
Increase (Decrease) in Cash and Cash
 Equivalents                                      30,186     (23,870)
Cash and Cash Equivalents at the Beginning
 of the Period                                    39,118      45,612
- ----------------------------------------------------------------------
Cash and Cash Equivalents at the End
 of the Period                                  $ 69,304    $ 21,742
======================================================================

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1996

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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at March 31, 1996 and September 30, 1995, its consolidated results of operations for the three months and six months ended March 31, 1996 and 1995, and its consolidated cash flows for the six months ended March 31, 1996 and 1995.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at March 31, 1996 and September 30, 1995 were unbilled amounts totaling $66,282,400 and $52,790,600, respectively.

3. Property, equipment and improvements are stated at cost and consisted of the following at March 31, 1996 and September 30, 1995 (in thousands):

                                             March 31,   September 30,
                                               1996          1995
- ----------------------------------------------------------------------
      Land                                    $  9,961        $ 10,529
      Buildings                                 38,367          38,976
      Equipment                                 95,952          87,186
      Leasehold improvements                    12,626          12,319
- ----------------------------------------------------------------------
                                               156,906         149,010

        Less - accumulated depreciation
           and amortization                     75,138          68,895
- ----------------------------------------------------------------------
                                              $ 81,768        $ 80,115
======================================================================

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1996

4. Other assets consisted of the following at March 31, 1996 and September 30, 1995 (in thousands):

                                        March 31,   September 30,
                                          1996          1995
- -----------------------------------------------------------------
      Prepaid pension costs               $10,981         $11,503
      Cash surrender value of life
        insurance policies                 19,388          16,498
      Investments                          33,150          11,517
      Miscellaneous                         2,290           3,818
- -----------------------------------------------------------------
                                          $65,809         $43,336
=================================================================

     Included in investments at March 31, 1996 was the Company's purchase of a 49% interest in the engineering and construction operations of the Serete Group of France. The investment totaled $19.0 million, exclusive of the related costs of the investment.

5. During the six months ended March 31, 1996 and 1995, the Company made cash payments of approximately $1,355,200 and $947,500, respectively, for interest and approximately $16,457,200 and $9,493,000, respectively, for income taxes.

6. Net income per share for the three and six months ended March 31, 1996 and 1995 has been computed based upon the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding as follows:

                                 Three Months Ended         Six months Ended
                                      March 31,                 March 31,
                               -----------------------   -----------------------
                                  1996         1995         1996         1995
                               ----------   ----------   ----------   ----------
 Average number of shares
  of common stock
  outstanding                  25,580,700   25,122,000   25,545,700   25,103,100
 Average number of shares
  of common stock
  equivalents outstanding         400,500       47,400      355,600      110,200
                               ----------   ----------   ----------   ----------
                               25,981,200   25,169,400   25,901,300   25,213,300
                               ==========   ==========   ==========   ==========


                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                MARCH 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.

Results of Operations
- ---------------------

Revenues for the three months ended March 31, 1996 (the "second quarter of fiscal 1996") totaled $487.0 million; this was $90.3 million, or 22.8%, more than the amount for the three months ended March 31, 1995 (the "second quarter of fiscal 1995"). For the second quarter of fiscal 1996, revenues from engineering services were 15.5% higher than the amount for the second quarter of fiscal 1995. The Company billed approximately 3.3 million professional services hours to projects during the second quarter of fiscal 1996; this was 0.3 million more hours than were billed during the corresponding period last year. Revenues from construction and maintenance services for the second quarter of fiscal 1996 were 26.4% higher as compared to the second quarter of fiscal 1995. Much of this increase was due to higher subcontract and procurement activity.

For the six months ended March 31, 1996, revenues totaled $958.1 million; this was $149.0 million, or 18.4%, more than the amount for the corresponding period last year. Revenues from engineering services for the six months ended March 31, 1996 were 11.8% higher than the amount for the corresponding period last year. The Company billed 6.5 million professional services hours to projects during the six months ended March 31, 1996; this was 0.8 million more hours than were billed during the corresponding period last year. Revenues from construction and maintenance services for the six months ended March 31, 1996 were 21.7% higher as compared to the corresponding period last year. Much of this increase was due to higher subcontract and procurement activity.

As a percent of revenues, direct costs of contracts were 89.2% for the second quarter of fiscal 1996, as compared to 88.5% for the second quarter of fiscal 1995. For the six months ended March 31, 1996, direct costs of contracts were 89.4% of revenues, as compared to 88.9% for the six months ended March 31, 1995. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The increases in this percentage relationship during the current year as compared to the corresponding periods last year were due to a higher level of construction and maintenance services relative to engineering services.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                MARCH 31, 1996

Selling, general and administrative ("SG & A") expenses for the second quarter of fiscal 1996 totaled $36.5 million; this was $2.8 million, or 8.2%, more than the amount for the second quarter of fiscal 1995. For the six months ended March 31, 1996, SG & A expenses totaled $70.5 million; this was $5.0 million, or 7.6%, more than the amount for the six months ended March 31, 1995. In general, these increases were due primarily to higher levels of SG & A spending in support of the increased level of business activity discussed above.

The Company's operating profit (defined as revenues, less costs of contracts and SG & A expenses) was $16.2 million for the second quarter of fiscal 1996; this was $4.1 million more than the amount for the second quarter of fiscal 1995.
For the six months ended March 31, 1996, the Company's operating profit totaled $31.5 million; this was $7.4 million more than the amount for the six months ended March 31, 1995. These increases in operating profit were due to improved margin rates on the Company's engineering services, the higher level of business volume discussed above, and a lower level of overall SG & A spending relative to the business volume.

Interest income, net totaled $0.3 million for the six months ended March 31, 1996; this was $0.4 million more than the amount for the six months ended March 31, 1995. In general, the increase in net interest income was due primarily to higher average cash balances on deposit during the current fiscal year as compared to the corresponding period last year.

Other income, net totaled $0.1 million for the second quarter of fiscal 1996; this was $0.3 million less than the amount for the second quarter of fiscal 1995. The amount for the second quarter of fiscal 1995 included higher gains from sales of investments as compared to the second quarter of fiscal 1996.


Backlog Information
- -------------------

The following table summarizes the Company's backlog at the dates indicated (in millions):

                                         At March 31,
                                    -----------------------
                                      1996          1995
                                    --------      ---------
  Engineering services backlog      $  825.0       $  824.8
  Total backlog                      2,695.0        2,561.0

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                MARCH 31, 1996

Liquidity and Capital Resources
- -------------------------------

The Company's cash and cash equivalents increased $30.2 million during the six months ended March 31, 1996. This compares to a net decrease of $23.9 million of cash and cash equivalents during the corresponding period last year. The current year increase in cash and cash equivalents was due to cash provided by operations ($39.8 million) and financing activities ($23.5 million), offset in part by cash used in investing activities ($33.0 million) and the effects of exchange rate changes on cash ($0.1 million).

Operations contributed $39.8 million of cash and cash equivalents during the six months ended March 31, 1996. This compares to a net use of cash of $6.5 million during the six months ended March 31, 1995. The $46.3 million increase from 1995 to 1996 in cash provided by operations was due primarily to a $4.6 million increase in net income, a $15.1 million increase in collections of customer receivables, and a $31.8 million reduction in cash used to pay-down trade payables and accrued liabilities. Off-setting these items in part was a net reduction in customer advances and other items totaling $5.2 million.

The Company's investing activities used $33.0 million of cash and cash equivalents during the six months ended March 31, 1996. This compares to a net use of cash of $10.1 million during the six months ended March 31, 1995. Most of the variance was attributable to the Company's purchase of a 49% interest in the engineering and construction operations of the Serete Group of France. The investment was completed effective January 31, 1996 and totaled $19.0 million, exclusive of the related costs of the investment. Also contributing to the variance was a $4.8 million increase in additions, net of disposals, to property and equipment. Most of this variance was attributable to an increase in purchases of computers and CAD stations and the related software for use in those offices experiencing the increase in engineering services activity discussed above.

Cash flows from financing activities generated $23.5 million in cash and cash equivalents during the six months ended March 31, 1996. This compares to a net use of cash of $7.4 million during the six months ended March 31, 1995. Most of the variance was attributable to additional bank borrowings incurred in connection with the Company's investment in the Serete Group discussed above. Effective April 5, 1996, the Company amended its $45.0 million, long-term, revolving credit agreement to allow multi-currency borrowings, as well as extending the termination date of the agreement to August 31, 1997. In connection with this amendment, the Company also reduced the borrowing limit under one of its short-term credit facilities.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1996 and beyond. At March 31, 1996, the Company's short-term committed credit facilities totaled $51.0 million, which includes the effects of the reduction in borrowing limits to one of the credit facilities discussed above. These short-term facilities have been made available through banks in the U.S. and the U.K., against which $17.4 million was utilized at March 31, 1996, either through direct borrowings, or in the form of committed letters of credit.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                MARCH 31, 1996

PART II - OTHER INFORMATION
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on February 13, 1996 at 3:30 p.m. as announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated January 5, 1996, copies of which have been filed with the Commission pursuant to Regulation 14A.

There were three matters voted upon by the stockholders at the annual meeting. Those matters were:

     1. To elect a slate of directors nominated in the proxy statement (Drs. Joseph J. Jacobs and Dale R. Laurance, and Ms. Linda Fayne Levinson);
     2. To approve an increase of 1.5 million shares of common stock reserved for issuance under the Company's 1989 Employee Stock Purchase Plan; and,
     3. To approve the appointment of Ernst & Young LLP as independent auditors for the year ending September 30, 1996.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

With respect to the first matter, the following table presents the results of the shareholder voting for each of the individual nominees:

                                        Nominee
                          -------------------------------------
                           Joseph J.     Dale R.    Linda Fayne
                              Jacobs    Laurance       Levinson
                          ----------   ----------   -----------
  Shares voting for
   the nominee            19,935,181   19,946,288    19,935,261
  Shares instructing
   the proxy not to
   vote for the
   nominee                 1,847,578    1,836,471     1,847,498
  Shares not voted         3,727,962    3,727,962     3,727,962
                          ----------   ----------    ----------
  Total                   25,510,721   25,510,721    25,510,721
                          ==========   ==========    ==========

With respect to the second matter, there were 16,753,129 shares which voted in favor of increasing the number of shares authorized for issuance under the 1989 Employee Stock Purchase Plan. There were 2,391,718 shares which voted against the proposition; there were 110,280 shares instructing the proxy not to vote; there were 2,527,632 broker non-votes; and there were 3,727,962 shares which were not present and for which no proxies were received.

With respect to the third matter, there were 19,903,726 shares which voted in favor of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending September 30, 1996. There were 1,838,168 shares which voted against the appointment; there were 40,865 shares instructing the proxy not to vote; and there were 3,727,962 shares which were not present and for which no proxies were received.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                MARCH 31, 1996

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


Date:  May 10, 1996