Form 10-Q
period 1996-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 1996-08-12
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended June 30, 1996
                                      -------------

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

Number of shares of common stock outstanding at August 9, 1996: 25,618,522

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q





                                                                       Page No.
- -------------------------------------------------------------------------------
   Part I - Financial Information
          Item 1.    Financial Statements:
                        Consolidated Condensed Balance
                           Sheets as of June 30, 1996
                           and September 30, 1995                           3

                        Consolidated Condensed Statements
                            of Income for the Three Months
                            and Nine Months Ended June 30,
                            1996 and 1995                                   4

                        Consolidated Condensed Statements of
                             Cash Flows for the Nine Months
                             Ended June 30, 1996 and 1995                   5

                        Notes to Consolidated Condensed
                             Financial Statements                       6 - 7

          Item 2.    Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                8 - 10

   Part II - Other Information
          Item 6.    Exhibits and Reports on Form 8-K                      11

   Signatures                                                              11

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    AT JUNE 30, 1996 AND SEPTEMBER 30, 1995
                (Dollars in thousands, except share information)
                                  (Unaudited)

                                                June 30,   September 30,
                                                  1996         1995
                                                --------   -------------
ASSETS
  Current Assets:
   Cash and cash equivalents                    $ 79,905        $ 39,118
   Marketable securities                           2,764           2,806
   Receivables                                   272,929         292,108
   Deferred income taxes                          35,600          31,980
   Prepaid expenses and other                      3,625           2,602
                                                --------        --------
     Total current assets                        394,823         368,614
                                                --------        --------
  Property, Equipment and
   Improvements, Net                              80,993          80,115
                                                --------        --------
  Other Noncurrent Assets:
   Goodwill, net                                  40,756          41,882
   Other                                          66,838          43,336
                                                --------        --------
     Total other noncurrent assets               107,594          85,218
                                                --------        --------
                                                $583,410        $533,947
                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
   Notes payable                                $  8,455        $ 16,632
   Accounts payable                               60,728          63,767
   Accrued liabilities                           118,203         109,168
   Customers' advances in excess
     of related revenues                          53,859          54,496
   Income taxes payable                           10,084          11,212
                                                --------        --------
     Total current liabilities                   251,329         255,275
                                                --------        --------
  Long-term Debt                                  35,949          17,799
                                                --------        --------
  Deferred Gain on Real Estate Transaction         1,230           1,845
                                                --------        --------
  Other Deferred Liabilities                      21,874          20,267
                                                --------        --------
  Commitments and Contingencies
  Stockholders' Equity:
   Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                   -               -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued and outstanding -
       25,740,266 and 25,495,711
       shares, respectively                       25,740          25,496
   Additional paid-in capital                     49,102          43,957
   Retained earnings                             197,302         168,203
   Other                                             884           1,105
                                                --------        --------
       Total stockholders' equity                273,028         238,761
                                                --------        --------
                                                $583,410        $533,947
                                                ========        ========

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                  (In thousands, except per-share information)
                                  (Unaudited)


                                             For the Three Months                For the Nine Months
                                               Ended June 30,                      Ended June 30,
                                             --------------------             ------------------------
                                               1996        1995                   1996         1995
                                             --------    --------             ----------    ----------
Revenues                                     $436,820    $444,626             $1,394,962    $1,253,728
                                             --------    --------             ----------    ----------

Costs and Expenses:
  Direct costs of contracts                   383,458     395,005              1,239,584     1,114,528
  Selling, general and
   administrative expenses                     36,710      35,543                107,225       101,064
  Interest (income)
   expense, net                                  (339)        (44)                  (673)          (12)
  Other (income)
   expense, net                                  (194)        213                   (529)         (353)
                                             --------    --------             ----------    ----------
                                              419,635     430,717              1,345,607     1,215,227
                                             --------    --------             ----------    ----------

   Income before taxes                         17,185      13,909                 49,355        38,501
                                             --------    --------             ----------    ----------
Provision for Income Taxes                      6,805       5,507                 19,545        15,247
                                             --------    --------             ----------    ----------
Net Income                                   $ 10,380    $  8,402             $   29,810    $   23,254
                                             ========    ========             ==========    ==========

Net Income Per Share                             $.40        $.33                  $1.15          $.92
                                             ========    ========             ==========    ==========

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (In thousands)
                                  (Unaudited)

                                                  1996        1995
                                                ---------   ---------
Cash Flows from Operating Activities:
 Net income                                     $ 29,810    $ 23,254
 Adjustments to reconcile net income
  to net cash flows from operations:
   Depreciation and amortization                  13,002      11,173
   Amortization of deferred gains                   (615)       (615)
   Gains (losses) on disposals of
     assets                                         (103)         22
   Changes in assets and liabilities, net:
     Receivables                                  18,794      (7,288)
     Prepaid expenses and other                   (1,029)        325
     Accounts payable                             (2,960)    (23,254)
     Accrued liabilities                           8,604       2,321
     Customers' advances                            (580)     12,681
     Income taxes payable                         (1,123)       (666)
   Deferred income taxes                          (3,620)       (971)
                                                --------    --------
 Net cash provided                                60,180      16,982
                                                --------    --------

Cash Flows from Investing Activities:
 Additions to property and equipment, net
  of disposals                                   (13,237)    (28,076)
 Net increase in investments                     (21,456)     (2,571)
 Net increase in other noncurrent assets          (2,355)     (3,997)
 Proceeds from sales of marketable
  securities                                         145         129
                                                --------    --------
  Net cash used                                  (36,903)    (34,515)
                                                --------    --------

Cash Flows from Financing Activities:
 Exercise of stock options                         5,220       3,386
 Bank borrowings (repayments), net                10,579        (935)
 Other, net                                        1,631        (505)
                                                --------    --------
 Net cash provided                                17,430       1,946
                                                --------    --------

Effect of Exchange Rate Changes                       80         100
                                                --------    --------
Increase (Decrease) in Cash and Cash
 Equivalents                                      40,787     (15,487)
Cash and Cash Equivalents at the Beginning
 of the Period                                    39,118      45,612
                                                --------    --------
Cash and Cash Equivalents at the End
 of the Period                                  $ 79,905    $ 30,125
                                                ========    ========

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at June 30, 1996 and September 30, 1995, its consolidated results of operations for the three months and nine months ended June 30, 1996 and 1995, and its consolidated cash flows for the nine months ended June 30, 1996 and 1995.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

     The Company's consolidated condensed statements of income for both the three months and nine months ended June 30, 1995 reflect a reclassification between other income and interest income so as to conform to the fiscal 1995 year-end presentation.

2. Included in receivables at June 30, 1996 and September 30, 1995 were unbilled amounts totaling $52,532,600 and $52,790,600, respectively.

3. Property, equipment and improvements are stated at cost and consisted of the following at June 30, 1996 and September 30, 1995 (in thousands):

                                             June 30,   September 30,
                                               1996         1995
                                             --------   -------------
      Land                                   $ 10,016        $ 10,529
      Buildings                                38,622          38,976
      Equipment                                98,961          87,186
      Leasehold improvements                   12,688          12,319
                                             --------        --------
                                              160,287         149,010
        Less - accumulated depreciation
           and amortization                    79,294          68,895
                                             --------        --------
                                             $ 80,993        $ 80,115
                                             ========        ========

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

4. Other assets consisted of the following at June 30, 1996 and September 30, 1995 (in thousands):

                                        June 30,   September 30,
                                          1996         1995
                                        --------   -------------
      Prepaid pension costs              $11,187         $11,503
      Cash surrender value of life
        insurance policies                19,707          16,498
      Investments                         32,883          11,517
      Miscellaneous                        3,061           3,818
                                         -------         -------
                                         $66,838         $43,336
                                         =======         =======

     Included in investments at June 30, 1996 was the Company's purchase of a 49% interest in the engineering and construction operations of the Serete Group of France. The investment totaled $19.0 million (exclusive of the related costs of the investment).

5. During the nine months ended June 30, 1996 and 1995, the Company made cash payments of $2,012,600 and $1,468,100, respectively, for interest and $23,302,400 and $16,284,300, respectively, for income taxes.

6. Net income per share for the three and nine months ended June 30, 1996 and 1995 has been computed based upon the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding as follows:

                                 Three Months Ended         Nine months Ended
                                      June 30,                  June 30,
                               -----------------------   -----------------------
                                  1996         1995         1996         1995
                               ----------   ----------   ----------   ----------
 Average number of shares
  of common stock
  outstanding                  25,720,600   25,268,900   25,599,200   25,155,100
 Average number of shares
  of common stock
  equivalents outstanding         378,100      143,700      358,100      126,800
                               ----------   ----------   ----------   ----------
                               26,098,700   25,412,600   25,957,300   25,281,900
                               ==========   ==========   ==========   ==========


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.

Results of Operations
- ---------------------

Revenues for the three months ended June 30, 1996 (the "third quarter of fiscal 1996") totaled $436.8 million; this was $7.8 million, or 1.8%, less than the amount for the three months ended June 30, 1995 (the "third quarter of fiscal 1995"). This decline in revenues was due to lower construction and maintenance activities, and reflects the completion or winding-down of construction activities on a few large projects. With respect to the Company's engineering services, revenues for the third quarter of fiscal 1996 were 15.0% higher than the amount for the third quarter of fiscal 1995. The Company billed approximately 3.3 million professional services hours to projects during the third quarter of fiscal 1996; this was 0.2 million more hours than were billed during the comparable period last year.

For the nine months ended June 30, 1996, revenues totaled $1,395.0 million; this was $141.2 million, or 11.3%, more than the amount for the nine months ended June 30, 1995. Revenues from engineering services were 12.8% higher as compared to last year. The Company billed 9.8 million professional services hours to projects during the nine months ended June 30, 1996; this was 1.0 million more hours than were billed during the first nine months of fiscal 1995. Revenues from construction and maintenance services for the nine months ended June 30, 1996 were 10.5% higher as compared to the corresponding period last year. Most of this increase was due to higher subcontract and procurement activity on a few large projects during the first six months of fiscal 1996.

As a percent of revenues, direct costs of contracts were 87.8% for the third quarter of fiscal 1996, as compared to 88.8% for the third quarter of fiscal 1995. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The improvement in this percentage relationship during the current year as compared to fiscal 1995 was due to a higher level of engineering services activity relative to construction and maintenance. Direct costs of contracts totaled 88.9% of revenues for both the nine months ended June 30, 1996 and June 30, 1995.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1996

Selling, general and administrative ("SG & A") expenses for the third quarter of fiscal 1996 totaled $36.7 million; this was $1.2 million, or 3.3%, more than the amount for the third quarter of fiscal 1995. For the nine months ended June 30, 1996, SG & A expenses totaled $107.2 million; this was $6.2 million, or 6.1%, more than the amount for the nine months ended June 30, 1995. In general, these increases were due to higher levels of SG & A spending in support of the increased level of the engineering services activity discussed above.

The Company's operating profit (defined as revenues, less costs of contracts and SG & A expenses) was $16.7 million for the third quarter of fiscal 1996; this was $2.6 million more than the amount for the third quarter of fiscal 1995.
This increase in operating profit was due primarily to the increased level of engineering services revenues relative to construction and maintenance in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. For the nine months ended June 30, 1996, the Company's operating profit totaled $48.2 million; this was $10.0 million more than the amount for the nine months ended June 30, 1995. This increase was also due to an increase in the relative proportion of engineering services business in fiscal 1996 versus fiscal 1995, as well as to a slight improvement in margin rates on those services during the current fiscal year as compared to last year. Also contributing to the increase in operating profit was a lower level of overall SG & A spending relative to the business volume.

Interest income, net totaled $0.3 million for the third quarter of fiscal 1996; this was $0.3 million more than the amount for the third quarter of fiscal 1995. For the nine months ended June 30, 1996, interest income, net totaled $0.7 million; this was $0.7 million more than the amount for the nine months ended June 30, 1995. In general, these increases in net interest income was due to higher average cash balances on deposit during the current fiscal year as compared to the corresponding periods last year.

Other income, net totaled $0.2 million for the third quarter of fiscal 1996; this was $0.4 million more than the amount for the third quarter of fiscal 1995. The amount for the third quarter of fiscal 1996 included higher gains from sales of investments as compared to the third quarter of fiscal 1995.

Backlog Information
- -------------------

The following table summarizes the Company's backlog at the dates indicated (in millions):

                                           At June 30,
                                           -----------
                                         1996       1995
                                       --------   --------
  Engineering services backlog         $  830.0   $  862.8
  Total backlog                         2,680.4    2,563.0

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1996

Liquidity and Capital Resources
- -------------------------------

The Company's cash and cash equivalents increased $40.8 million during the nine months ended June 30, 1996. This compares to a net decrease of $15.5 million of cash and cash equivalents during the corresponding period last year. The current year increase in cash and cash equivalents was due primarily to cash provided by operations ($60.2 million) and financing activities ($17.4 million), offset in part by cash used in investing activities ($36.9 million).

Operations contributed $60.2 million of cash and cash equivalents during the nine months ended June 30, 1996. This compares to a net contribution of $17.0 million of cash and cash equivalents during the nine months ended June 30, 1995. The $43.2 million increase from 1995 to 1996 in cash provided by operations was due primarily to a $6.6 million increase in net income, a $26.1 million increase in collections of customer receivables, and a $26.6 million reduction in cash used to pay-down trade payables and accrued liabilities. Off-setting these items in part was a $13.3 million net reduction in customer advances and other items totaling $2.8 million.

The Company's investing activities used $36.9 million of cash and cash equivalents during the nine months ended June 30, 1996. This compares to a net use of cash of $34.5 million during the nine months ended June 30, 1995. For the nine months ended June 30, 1996, additions to property and equipment, net of disposals, totaled $14.8 million less than the comparable amount for last year. Included in the fiscal 1995 figure is the Company's purchase of its offices in Dublin, Ireland, for approximately $18.4 million. For the nine months ended June 30, 1996, additions to investments totaled $18.9 million more than the comparable amount for last year. Included in the fiscal 1996 figure is the Company's purchase of a 49% interest in the engineering and construction operations of the Serete Group of France. The investment was completed effective January 31, 1996 and totaled $19.0 million.

Cash flows from financing activities generated $17.4 million in cash and cash equivalents during the nine months ended June 30, 1996. This compares to a net contribution of cash of $1.9 million during the nine months ended June 30, 1995. Most of the variance was attributable to additional bank borrowings incurred in connection with the Company's investment in the Serete Group discussed above. Shortly before the end of the third quarter of fiscal 1996, however, the Company paid-off $8.5 million of the outstanding short-term bank debt of its U.K. subsidiary, and it paid-off the remaining balance of such loans, $7.8 million, in July 1996. Effective April 5, 1996, the Company amended its $45.0 million, long-term, revolving credit agreement to allow multi-currency borrowings, as well as extending the termination date of the agreement to August 31, 1997. In connection with this amendment, the Company also reduced the borrowing limit under one of its short-term credit facilities.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1996 and beyond. At June 30, 1996, the Company's short-term committed credit facilities totaled $51.6 million, and are available through banks in the U.S. and the U.K. At June 30, 1996, $9.9 million of the Company's short-term credit facilities were utilized, either through direct borrowings or in the form of committed letters of credit.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1996

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


Date:  August 12, 1996