Form 10-K
period 1996-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 1996-12-27
CIK 52988

                                                                            1996
================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _________________ to ___________________
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

                                              NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS            ON WHICH REGISTERED
               --------------------------     -----------------------
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

                              ___________________

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $502,823,700 as of December 26, 1996, based upon the last reported sales price on the New York Stock Exchange. For this purpose, the Registrant considers Dr. Joseph J. Jacobs to be its only affiliate.

As of December 26, 1996, the Registrant had outstanding 25,679,827 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II: Annual Report for the fiscal year ended September 30, 1996, only portions of which are incorporated by reference.

Part III: Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, only portions of which are incorporated by reference.

================================================================================

                                     PART I

ITEM 1.   BUSINESS

GENERAL
-------
       Jacobs Engineering Group Inc. (the "Company") is one of the largest professional service firms in the United States providing engineering, design and consulting services; construction and construction management services; and process plant maintenance services to a broad range of industrial, commercial and governmental clients. The Company provides its services through offices and subsidiaries located throughout the United States, the United Kingdom and Ireland, as well as through affiliated entities located throughout Europe and India.

     The Company focuses its services on selected industry groups and markets including chemicals; petroleum refining; semiconductor; pulp and paper; pharmaceuticals and biotechnology; federal programs; and buildings and infrastructure (this last group includes transportation and health care projects, commercial and governmental buildings, and other industrial projects).

     In July 1994, the Company acquired all of the engineering and construction management services businesses of CRSS Inc. The Company acquired substantially all of the assets, subject to certain assumed liabilities, of CRS Sirrine Engineers, Inc., and all of the issued and outstanding equity securities of CRSS Constructors, Inc. and CRSS International, Inc. Together, these businesses provide comprehensive design, engineering and construction management services to government and commercial clients in the pulp and paper, semiconductor, and buildings and infrastructure markets, among others, primarily within the continental United States.

     In January 1996, the Company completed the purchase of a 49% equity interest in the Serete Group. Headquartered in France, the Serete Group provides engineering, design, construction and construction management services to commercial and governmental clients located throughout Europe. The purchase price totaled $19.0 million, and the purchase agreement provides for the Company to increase its ownership interest if the Serete Group achieves certain operating goals over the two years immediately following the initial investment. The Company accounts for its investment in the Serete Group using the equity method.

     The Company is a Delaware corporation and was originally incorporated in 1957 as a successor to a business organized by Dr. Joseph J. Jacobs in 1947. The Company's common stock has been publicly held since 1970 and is currently listed on the New York Stock Exchange.

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

     The following table sets forth the total revenues of the Company from each of its three basic service categories for each of the five years ended September 30, 1996 (in thousands of dollars):

                              1992         1993         1994         1995         1996
                           ----------   ----------   ----------   ----------   ----------
 Engineering Services      $  355,483   $  453,247   $  476,491   $  588,399   $  627,622
 Field Services:
  Construction                503,406      424,259      456,750      881,574      925,681
  Maintenance                 247,538      265,420      232,513      253,084      245,667
                           ----------   ----------   ----------   ----------   ----------
                           $1,106,427   $1,142,926   $1,165,754   $1,723,057   $1,798,970
                           ==========   ==========   ==========   ==========   ==========

     Engineering
     -----------

       The Company employs all of the engineering and related disciplines to engineer and design modern process plants (including projects for clients in the chemicals, pharmaceuticals and biotechnology, refining, food, and minerals and fertilizers industries), semiconductor facilities, pulp and paper plants, and other facilities (such as high technology manufacturing operations and other specialized plants).

     With respect to the environmental area of the Company's business (see "Industry Groups and Markets - Federal Programs", below), the Company employs all of the requisite engineering, scientific, public health and related skills to consult, investigate, study, manage and provide remedial engineering for major environmental programs. The Company's capabilities in process engineering and construction combined with its environmental expertise allow it to offer its clients a wide range of services as a single-source provider. Accordingly, the Company has been awarded contracts requiring a combination of traditional process engineering and environmental services.

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

     In the area of construction management, the Company can provide a wide range of services to its clients. The Company may act as the program director, whereby it oversees, on behalf of the owner of the project, the complete planning, design and construction phases of the project. Or, its services may be limited to providing construction consulting, estimating, scheduling or value engineering services.

     Maintenance
     -----------

       Maintenance generally refers to all of the tasks required to keep a plant in day-to-day operations, including the repair and replacement of pumps, piping, heat exchangers and other equipment. It also includes "turnaround" work which involves major refurbishment which can only be performed when the plant is shut down. Since shutdowns are expensive to the owners of the plant, turnaround work will often require maximizing the number of skilled craft personnel that can work efficiently on a project on a 24 hours per day, seven days per week basis. The Company employs sophisticated computer scheduling and programming to complete turnaround projects quickly and it maintains contact with a large pool of skilled craftsmen it can hire as needed on maintenance and turnaround projects.

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

INDUSTRY GROUPS AND MARKETS
---------------------------

       The Company has chosen to focus its efforts on the following industry groups and markets: chemicals; petroleum refining; semiconductor; buildings and infrastructure; pulp and paper; pharmaceuticals and biotechnology; and U.S. federal programs. The Company believes these industry groups and markets have sufficient common needs to permit cross-utilization of the Company's resources which help to mitigate the negative effects of a downturn in a single industry.

     The following table sets forth the total revenues of the Company from each of these industry groups and markets for each of the five years ended September 30, 1996 (in thousands of dollars):

                           1992         1993         1994         1995         1996
                        ----------   ----------   ----------   ----------   ----------
Chemicals               $  321,991   $  306,296   $  315,991   $  377,731   $  452,448
Refining                   362,005      404,462      372,769      480,472      417,739
Semiconductor              120,022       70,249       83,477      264,492      268,520
Buildings and
 Infrastructure            104,799       87,946       88,228      174,183      189,834
Pulp and Paper                   -            -        7,258       85,476      170,553
Pharmaceuticals
 and Biotechnology          29,346       80,248       97,301      123,683      147,840
Federal Programs           105,608      161,964      175,846      175,200      145,275
Other                       62,656       31,761       24,884       41,820        6,761
                        ----------   ----------   ----------   ----------   ----------
                        $1,106,427   $1,142,926   $1,165,754   $1,723,057   $1,798,970
                        ==========   ==========   ==========   ==========   ==========

     In the area of federal programs, the Company historically has provided primarily environmental restoration, engineering and consulting services. However, several of the more recent contracts awarded to the Company are for engineering, construction and project management services for the remediation of sites contaminated with hazardous wastes. Maintenance services are provided primarily to the chemicals and refining industries.

     Chemicals
     ---------

       The Company has always considered the chemicals industry a cornerstone of its business. Revenues from this industry group have consistently accounted for a significant share of each year's total revenues. Historically, whenever the Company has sought to expand its business, the impact of such expansion on the Company's chemicals business has always been an important consideration. The Company's first office outside the United States was opened in support of a bulk-chemical project for a large, U.S. company seeking to expand its operations internationally. In 1993, when the Company sought to expand its international operations, it acquired H&G Process Contracting Limited ("Humphreys & Glasgow"), based in England. Humphreys & Glasgow is an engineering and construction business with broad-based process engineering and design skills, and a large client base in the chemicals, pharmaceuticals and refining industries. And as discussed above, in January 1996, the Company completed its purchase of a 49% equity interest in the Serete Group (headquartered in France). The Serete Group possesses strong engineering skills, and services a large number of clients in the chemicals industries, among others.

     Currently, the Company furnishes its full line of services to its clients operating in the chemicals industries. The Company has provided technical, financial, marketing and management consulting services to many of the largest chemical manufacturers in the world. The Company can perform feasibility studies, as well as preliminary and detailed design and engineering services, construction, and construction management services to its clients in this industry. Typical projects range from high-pressure polymer processes for the production of bulk chemicals, to low-pressure, multi-product processes for the production of fine and specialty chemicals. The Company has also completed projects dealing with the modernization and upgrading of polyethelene and liquid polymer production facilities. The Company has extensive knowledge of, and experience with, advance polymer technologies, as well as many specialty chemicals.

     Over the years, the Company has continued to grow the chemicals business through acquisitions and internal initiatives. As discussed above, the Company acquired Humphreys & Glasgow in 1993. Since then, the Company has expanded its involvement with U.S.-based companies doing business in the U.K., as well as expanding its European client base.

     Refining
     --------

       The Company provides its full line of services to its clients in the petroleum refining industry. Typical projects in the refining area include retrofits, revamps or expansions of existing plants, upgrading individual process units within refineries, new construction and maintenance services. The Company also provides a broad range of consulting services to its clients, including feasibility and multi-client studies.

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

     Another important aspect of this industry group has been the development of performance-based partnering relationships with clients. Over the past several years, the Company has entered into evergreen engineering services contracts with several clients. Such agreements have been both site-specific and national in scope. Often, these alliances provide the Company with opportunities to expand its services to include fully-integrated engineering, procurement, construction and construction management services. The Company has broadened this area of its business through internal growth and acquisitions. One acquisition completed in 1993 expanded the Company's geographic presence to include the West Coast refining market; the acquisition also added to its client base.

     Semiconductor
     -------------

     The Company provides engineering, procurement, construction, and construction management services to its clients in the semiconductor industry. Typical projects in this industry include multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce microprocessors for computers and other consumer electronic devices. Generally, projects in the semiconductor industry are more complex than other facilities projects and have greater emphasis on cleanroom, and similar high-end technologies.

     Buildings and Infrastructure
     ----------------------------

       Buildings and infrastructure refers to those contracts requiring the Company to provide comprehensive architectural, engineering, design, construction and/or construction management services for projects such as high technology manufacturing operations, specialized plants for clients in the food industry, and research and development facilities that require technically complex structures. It also includes programming, design, program management and construction management services for public, institutional and corporate clients. Typical projects include civic centers, correctional facilities, health care facilities and transportation systems, as well as multi-purpose buildings for industrial, commercial and government clients.

     Pulp and Paper
     --------------

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

     As with clients in the petroleum refining industry, the Company has established formal partnering arrangements with certain clients in the pulp and paper industry. Such arrangements provide for the delivery of on-site engineering services, and often expand to include procurement, construction and construction management services.

     Pharmaceuticals and Biotechnology
     ---------------------------------

       The Company furnishes its full line of services to its clients operating in the pharmaceuticals and biotechnology industries. The scope of services the Company can provide its clients in these markets include feasibility studies, preliminary and detailed design and engineering services, construction, and construction management services. The Company can also provide conceptual design services with emphasis on production strategy, current good manufacturing practices ("cGMP") compliance, regulatory compliance and qualification/validation services for pharmaceutical and biotechnology research, development and production facilities. Accordingly, the Company is fully capable of executing multi-million dollar, single-responsibility projects in the areas of pharmaceuticals and biotechnology.

     Typical projects for clients in this industry include sterile fill, pharmaceutical manufacturing facilities, state-of-the-art biotechnology laboratories and pilot plants, and design services for technologically-advanced barrier micro-environment systems. Many projects in this industry group require facilities with highly complex environmental controls and advanced automation systems for manufacturing and distribution management. Over the past several years, the Company has expanded this area of its business through acquisitions and internal growth.

     Federal Programs
     ----------------

       Most of the Company's Federal Programs revenues are derived from environmental projects. The Company believes it is one of the leading providers in the United States of environmental restoration, engineering and consulting services, including hazardous waste management and site cleanup and closure. Although this business continues to represent an important area of the Company's overall operations, revenues have declined over the past two years. The decline in revenues occurred in large part due to reduced funding levels for government projects, combined with an overall decline in governmental regulatory and enforcement actions. Currently, there are numerous proposals being offered for consideration to overhaul the U.S. federal regulatory process, the ultimate outcome of which cannot yet be determined. Nevertheless, the Company believes that the U.S. Department of Energy ("DOE") and Department of Defense ("DOD") will continue to devote increasingly more of their resources to site remediation and cleanup. The Company experienced an increase in activity in this area of its business during the latter part of fiscal 1996, and believes that demand for environmental services will continue to grow in the future.

     Many of the projects for the U.S. government span several years. For larger programs, the scope of services is such that the Company sometimes teams with other companies in order to execute the project. The Company is currently providing environmental restoration, engineering, construction and site operations and maintenance services for a number of U.S. federal government agencies including the DOE, DOD, and the U.S. Environmental Protection Agency.

     Typical projects for U.S. government agencies include the preparation of feasibility studies and performance of remedial investigations, engineering, design and remediation services on several national programs. Many of the Company's contracts relate to the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and the related Superfund Amendments and Reauthorization Act of 1986 ("SARA"), as reauthorized in 1990. More recently, the Company has been awarded multi-year contracts from the U.S. Air Force to provide full-service remedial action services for the U.S. Air Force Center for Environmental Excellence ("AFCEE") at several bases located in the U.S., as well as a "nationwide" award to provide services under the U.S. Base Realignment and Closure ("BRAC") program. And in 1995, the Company was awarded the Alaska TERC (Total Environmental Restoration Contract). The Alaska TERC is a multi-year program to provide engineering and site cleanup services throughout that state. The Company also provides project management services over site cleanup activities at various government installations, as well as detailed scientific and support services, groundwater restoration management and action plans, and services relating to the decommissioning of nuclear weapons production and other defense facilities.

BACKLOG
-------

       For information regarding the Company's backlog, reference should be made to Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in this report.

CUSTOMERS
---------

       For the years ended September 30, 1992, 1993, 1994, 1995 and 1996, revenues from agencies of the U.S. federal government accounted for 9.4%, 14.1%, 15.4%, 11.4% and 8.7%, respectively, of total revenues. Due to the amount of pass-through costs (see "Contracts" below) that may be incurred on construction and maintenance projects, it is not unusual for a client in the private sector to account for more than 10% of revenues in any given year. For the year ended September 30, 1992, two clients in the private sector accounted for 12.5% and 10.8%, respectively, of total revenues. A different client accounted for 11.6% and 13.1% of total revenues in 1994 and 1995, respectively. No single client in the private sector accounted for 10% or more of total revenues in 1993 or 1996.

FOREIGN OPERATIONS
------------------

       For the years ended September 30, 1992, 1993, 1994, 1995 and 1996, revenues from projects outside of North America were approximately 16.3%, 10.8%, 5.6%, 5.4% and 10.3%, respectively, of total revenues. For the year ended September 30, 1992, substantially all such revenues related to the Company's offices in Ireland. Beginning with the year ended September 30, 1993, such revenues relate primarily to the Company's offices in the U.K. and Ireland.

     As discussed above, during fiscal 1996, the Company acquired a 49% equity interest in the Serete Group (headquartered in France). The Serete Group has operations throughout Europe, and executes projects for commercial clients in the chemicals, pharmaceuticals and semiconductor industries, as well as buildings and infrastructure projects for both commercial and governmental clients. The Company also has operations in India through its 40% interest in an engineering and design firm specializing in projects for clients in the chemical, pharmaceuticals and petroleum refining markets. The Company has executed contracts jointly with the Indian company, and expects to expand this activity in the future. The Company accounts for the Indian company using the equity method.

CONTRACTS
---------

       While there is considerable variation in the pricing provisions of the contracts undertaken by the Company, they can generally be grouped into three broad categories: Cost-reimbursable; guaranteed maximum price and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts during each of the five years ended September 30, 1996:


                                 1992    1993    1994    1995    1996
                                 -----   -----   -----   -----   -----
   Cost-reimbursable               87%     90%     83%     88%     82%
   Guaranteed maximum price         4       3       8       1       2
   Fixed-price                      9       7       9      11      16

     In accordance with industry practice, most of the Company's contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

     When the Company is directly responsible for engineering, design, procurement and construction of a project or the maintenance of a process plant, the Company reflects the cost of materials, equipment and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, these amounts are not reflected in either revenues or costs.
The approximate amounts of such costs included in revenues for the years ended September 30, 1992, 1993, 1994, 1995 and 1996 totaled $659.2 million, $610.7 million, $629.0 million, $1,001.3 million and $1,019.5 million, respectively.

     Cost-reimbursable contracts
     ---------------------------

       Cost-reimbursable contracts provide for reimbursement of costs incurred by the Company plus a predetermined fee, or a fee based on a percentage of the costs incurred. The Company prefers this type of contract since it believes that the primary basis for its selection should be its technical expertise and professional qualifications rather than price considerations.

     Guaranteed maximum price contracts
     ----------------------------------

       Guaranteed maximum price contracts are performed in the same manner as cost-reimbursable contracts; however, the total actual cost plus the fee cannot exceed the guaranteed price negotiated with the client. If the total actual cost of the contract exceeds the guaranteed maximum price, then the Company will bear all or a portion of the excess. In those cases where the total actual cost and fee are less than the guaranteed price, the Company will often share the savings on a predetermined basis with the client.

     Fixed-price contracts
     ---------------------

       Fixed-price contracts include both "negotiated fixed-price" contracts and "lump sum bid" contracts. Under a negotiated fixed-price contract, the Company is first selected as the contractor, and then the contract price is negotiated. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where the Company has the opportunity to perform engineering and design work before negotiating the total price of the project. Under lump sum bid contracts, the Company must bid against other contractors based upon specifications furnished by the client. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications, problems with new technologies and economic and other changes that may occur over the contract period, that are reduced by the negotiation process. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to the Company. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than the other types of contracts.

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

     The extent of the Company's competition varies according to the industries and markets it serves, as well as the regions in which the Company is located. The Company's largest competitors for engineering, construction and maintenance services for process plants include such well-known companies as Bechtel Group, Inc., Fluor Corporation, Foster-Wheeler Corp., Raytheon Engineers, M.W. Kellogg, Parsons Co., Brown & Root, Inc., and John Brown. In the semiconductor industry, the Company's principal competitor is Industrial Design Corporation. In the area of pulp and paper, the Company's principal competitors include BE&K, Brown & Root, and Rust International. In the area of environmental engineering and hazardous waste cleanup, the Company's principal competitors include many of the companies listed above, as well as other specialized companies such as IT Corporation, ICF Kaiser and Roy F. Weston, Inc.

EMPLOYEES
---------

       At September 30, 1996, the Company had approximately 7,350 full-time employees. Additionally, as of September 30, 1996, there were approximately 6,800 persons employed by the Company in the field on a project basis. The number of such field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the Company's executive officers:

                                                                                             Year Joined
                 Name                    Age           Position with the Company            the Registrant
--------------------------------------   ---   -----------------------------------------    --------------

Joseph J. Jacobs                          80   Director and Chairman of the Board                     1947
Noel G. Watson                            60   President, Chief Executive Officer
                                               and Director                                           1965
Robert M. Barton                          74   Secretary                                              1957
William R. Kerler                         67   Executive Vice President, Operations                   1980
Donald J. Boutwell                        59   Group Vice President, Field Services                   1984
Andrew E. Carlson                         63   Group Vice President, Field Services                   1990
Socrates S. Christopher                   61   President, Jacobs - Sirrine Engineers
                                               (a Division of Jacobs Engineering
                                               Group Inc.)                                            1994
Arlan C. Emmert                           51   Group Vice President, Western Region                   1985
Thomas R. Hammond                         45   Group Vice President, Central Region                   1975
John McLachlan                            50   Group Vice President, Northern Region                  1974
Richard J. Slater                         50   Group Vice President, European Region                  1980
Roger L. Williams                         58   Group Vice President, Southern Region                  1983
Gregory J. Landry                         48   Senior Vice President, Quality and Safety              1984
Craig L. Martin                           47   Senior Vice President, General Sales
                                               and Marketing                                          1994
Paul A. Miskimin                          56   Senior Vice President, Federal Programs                1987
John W. Prosser, Jr.                      51   Senior Vice President, Finance and                     1974
                                               Administration and Treasurer
Nazim G. Thawerbhoy                       49   Senior Vice President and Controller                   1979
William C. Markley, III                   51   Vice President, Law                                    1981

     All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. Christopher and Martin, have served in executive capacities with the Company or have been part of its management for more than five years. Prior to joining the Company in 1994, Messrs. Christopher and Martin were part of the management of CRSS Inc. or one of its subsidiaries for at least five years. Mr. Christopher retired from full-time employment with the Company effective December 1, 1996, but will continue to make his services available as a Senior Consultant focusing on strategic acquisitions, marketing studies and other initiatives, particularly for the Pulp and Paper industry.

ITEM 2.   PROPERTIES

     The Company owns and leases offices for its professional, technical and administrative staff totaling approximately 1.8 million square feet. The following is a list of the Company's principal locations:

             Country            State            City
             -------            -----            ----
 U.S.A.                 California       Pasadena
                                         Long Beach
                                         Martinez
                                         Sacramento
                        Arizona          Phoenix
                        Colorado         Denver
                        Florida          Lakeland
                        Louisiana        Baton Rouge
                        New Mexico       Albuquerque
                        North Carolina   Raleigh
                        Ohio             Cincinnati
                        Oregon           Portland
                        Pennsylvania     Philadelphia
                        South Carolina   Greenville
                                         Orangeburg
                        Texas            Houston
                        Tennessee        Oak Ridge
                        Virginia         Arlington
 United Kingdom         -                London
                        -                Glasgow
                        -                Manchester
 Republic of Ireland    -                Cork
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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The information required by this Item is hereby incorporated by reference from the Financial Statements section of the Company's 1996 Annual Report to Shareholders, copies of which financial statements section is being delivered to the Commission (but not filed with, except to the extent incorporated herein) as an Exhibit to this report.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is hereby incorporated by reference from the Financial Statements section of the Company's 1996 Annual Report to Shareholders, copies of which are being delivered to the Commission (but not filed with, except to the extent incorporated herein) as an Exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this Item is hereby incorporated by reference from the Financial Statements section of the Company's 1996 Annual Report to Shareholders, copies of which are being delivered to the Commission (but not filed with, except to the extent incorporated herein) as an Exhibit to this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is hereby incorporated by reference from the Financial Statements section of the Company's 1996 Annual Report to Shareholders, copies of which are being delivered to the Commission (but not filed with, except to the extent incorporated herein) as an Exhibit to this report.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The Company's consolidated financial statements at September 30, 1996 and 1995 and for each of the three years in the period ended September 30, 1996, together with the report of the independent auditors on those consolidated financial statements are hereby incorporated by reference from the Financial Statements section of the Company's 1996 Annual Report to Shareholders, copies of which are being delivered to (but not filed with, except to the extent incorporated herein) the Commission as an exhibit to this report.

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

         10.4 Agreement dated as of November 30, 1995 between the Registrant and Dr. Joseph J. Jacobs. Filed as Exhibit 10.4 to the Registrant's 1995 Annual Report on Form 10-K and incorporated herein by reference.

     (S) 10.5  Agreement dated as of December 5, 1996 between the
               Registrant and Dr. Joseph J. Jacobs.

         10.6 The Executive Security Program of Jacobs Engineering Group Inc. Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

         10.7 Jacobs Engineering Group Inc. and Subsidiaries 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

         10.8 Jacobs Engineering Group Inc. and Subsidiaries 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

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

        10.11 Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust. Filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

    (S) 11. Statement of computation of net income per outstanding share of common stock is hereby incorporated by reference from the Financial Statements section of the Company's 1996 Annual Report to Shareholders, copies of which are being delivered to (but not filed with, except to the extent incorporated herein) the Commission as an exhibit to this report.

    (S) 13. Financial Statements section of Jacobs Engineering Group Inc. Annual Report to Shareholders for the fiscal year ended September 30, 1996.

    (S) 21.    List of Subsidiaries of Jacobs Engineering Group Inc.

    (S) 23.    Consent of Independent Auditors.

    (S) 27.1   Financial Data Schedules.

______________

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

                                    JACOBS ENGINEERING GROUP INC.

Dated:   December 27, 1996          By:  NOEL G. WATSON
                                         ----------------------------
                                         Noel G. Watson
                                         President, Chief Executive
                                         Officer and Director
                                         (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

             SIGNATURE                             TITLE                        DATE

            NOEL G. WATSON                      Director and              December 27, 1996
-----------------------------------     Principal Executive Officer
            Noel G. Watson

            JOSEPH J. JACOBS                      Director                December 27, 1996
-----------------------------------
            Joseph J. Jacobs

            JOSEPH F. ALIBRANDI                   Director                December 27, 1996
-----------------------------------
            Joseph F. Alibrandi

            PETER H. DAILEY                       Director                December 27, 1996
-----------------------------------
            Peter H. Dailey

            ROBERT B. GWYN                        Director                December 27, 1996
-----------------------------------
            Robert B. Gwyn

            LINDA K. JACOBS                       Director                December 27, 1996
-----------------------------------
            Linda K. Jacobs

            J. CLAYBURN LaFORCE                   Director                December 27, 1996
-----------------------------------
            J. Clayburn LaForce

            DALE R. LAURANCE                      Director                December 27, 1996
-----------------------------------
            Dale R. Laurance

            LINDA FAYNE LEVINSON                  Director                December 27, 1996
-----------------------------------
            Linda Fayne Levinson

                                                  Director                December 27, 1996
-----------------------------------
             David M. Petrone

            JAMES L. RAINEY, JR.                  Director                December 27, 1996
-----------------------------------
            James L. Rainey, Jr.

            JOHN W. PROSSER, JR.           Senior Vice President         December 27, 1996
-----------------------------------     Finance and Administration,
            John W. Prosser, Jr.          and Treasurer (Principal
                                             Financial Officer)

            NAZIM G. THAWERBHOY            Senior Vice President and     December 27, 1996
-----------------------------------    Controller (Principal Accounting
            Nazim G. Thawerbhoy                    Officer)