Form 10-Q
period 1996-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 1997-02-12
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended December 31, 1996
                                      -----------------

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

                             ( X ) YES  -  (   ) NO

Number of shares of common stock outstanding at February 12, 1997:  25,701,662

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q

                                                      Page No.
                                                      --------
Part I - Financial Information
  Item 1.  Financial Statements:
             Consolidated Condensed Balance
               Sheets as of December 31, 1996
               and September 30, 1996                      3

             Consolidated Condensed Statements
               of Income for the Three Months
               Ended December 31, 1996 and 1995            4

             Consolidated Condensed Statements of
               Cash Flows for the Three Months
               Ended December 31, 1996 and 1995            5

             Notes to Consolidated Condensed
               Financial Statements                    6 - 7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                8 - 9

Part II - Other Information
  Item 6.  Exhibits and Reports on Form 8-K               10

Signatures                                                10

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  AT DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                    (In thousands, except share information)
                                  (Unaudited)

                                                  December 31,   September 30,
                                                      1996           1996
------------------------------------------------------------------------------
ASSETS
  Current Assets:
   Cash and cash equivalents                          $ 79,798        $ 62,865
   Marketable securities                                     -           2,764
   Receivables                                         259,201         276,668
   Deferred income taxes                                37,322          37,564
   Prepaid expenses and other                            3,769           3,783
   ---------------------------------------------------------------------------
     Total current assets                              380,090         383,644
  ----------------------------------------------------------------------------
  Property, Equipment and
   Improvements, Net                                    79,030          79,009
  ----------------------------------------------------------------------------
  Other Noncurrent Assets:
   Goodwill, net                                        40,596          40,481
   Other                                                74,270          69,371
  ----------------------------------------------------------------------------
     Total other noncurrent assets                     114,866         109,852
------------------------------------------------------------------------------
                                                      $573,986        $572,505
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
   Notes payable to bank                              $  1,464        $    694
   Accounts payable                                     48,739          60,799
   Accrued liabilities                                 109,829         110,061
   Customers' advances in excess
     of related revenues                                42,529          47,052
   Income taxes payable                                 15,805           9,469
   ---------------------------------------------------------------------------
     Total current liabilities                         218,366         228,075
  ----------------------------------------------------------------------------
  Long-term Debt                                        36,798          36,300
  ----------------------------------------------------------------------------
  Deferred Gains on Real Estate Transactions               820           1,025
  ----------------------------------------------------------------------------
  Other Deferred Liabilities                            23,256          23,718
  ----------------------------------------------------------------------------
  Commitments and Contingencies
  ----------------------------------------------------------------------------
  Stockholders' Equity:
   Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                         -               -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued and outstanding -
       25,727,127 and 25,745,329
       shares, respectively                             25,727          25,745
   Additional paid-in capital                           49,047          49,191
   Retained earnings                                   217,554         207,639
   Other                                                 3,150           1,039
   ---------------------------------------------------------------------------
                                                       295,478         283,614
   Less, cost of common stock held
     in treasury (10,000 and 31,500
     shares, respectively)                                 732             227
   ---------------------------------------------------------------------------
     Total stockholders' equity                        294,746         283,387
------------------------------------------------------------------------------
                                                      $573,986        $572,505
==============================================================================

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  (In thousands, except per-share information)
                                  (Unaudited)

                                                      1996        1995
------------------------------------------------------------------------
Revenues                                            $433,649    $471,122
------------------------------------------------------------------------

Costs and Expenses:
  Direct costs of contracts                          380,207     421,823
  Selling, general and administrative expenses        36,452      33,974
  Interest income, net                                  (665)       (290)
  Other income, net                                     (342)       (197)
  ----------------------------------------------------------------------
                                                     415,652     455,310
------------------------------------------------------------------------

   Income before taxes                                17,997      15,812
------------------------------------------------------------------------

Provision for Income Taxes                             7,127       6,262
------------------------------------------------------------------------

Net Income                                          $ 10,870    $  9,550
========================================================================

Net Income Per Share                                    $.42        $.37
========================================================================

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                 (In thousands)
                                  (Unaudited)

                                                        1996        1995
-------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                           $ 10,870    $ 9,550
 Adjustments to reconcile net income
  to net cash flows from operations:
   Depreciation and amortization                         4,795      4,086
   Amortization of deferred gains                         (205)      (205)
   Gains on disposals of assets                           (203)         -
   Changes in assets and liabilities, net:
     Receivables                                        18,252      9,372
     Prepaid expenses and other
      current assets                                        72     (1,115)
     Accounts payable                                  (12,337)     2,820
     Accrued liabilities                                (1,015)       229
     Customers' advances                                (4,772)      (111)
     Income taxes payable                                6,260      4,437
   Deferred income taxes                                   242       (787)
   Other, net                                               79          -
 ------------------------------------------------------------------------
 Net cash provided                                      22,038     28,276
 ------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Additions to property and equipment, net
  of disposals                                          (3,445)    (5,054)
 Net increase in other noncurrent assets                (2,214)    (2,431)
 Proceeds from the sale of marketable securities         2,963          -
 Net increase in investments                            (1,677)         -
 ------------------------------------------------------------------------
  Net cash used                                         (4,373)    (7,485)
 ------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Exercises of stock options                                349        265
 Purchases of treasury stock                            (1,540)         -
 Increase (decrease) in short-term
  borrowings                                               618       (829)
 Other, net                                               (462)       192
 ------------------------------------------------------------------------
 Net cash used                                          (1,035)      (372)
 ------------------------------------------------------------------------

Effect of Exchange Rate Changes                            303        (52)
-------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                   16,933     20,367
Cash and Cash Equivalents at the Beginning
 of the Period                                          62,865     39,118
-------------------------------------------------------------------------
Cash and Cash Equivalents at the End
 of the Period                                        $ 79,798    $59,485
=========================================================================

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at December 31, 1996 and September 30, 1996, and its consolidated results of operations and cash flows for the three months ended December 31, 1996 and 1995.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at December 31, 1996 and September 30, 1996 were unbilled amounts totaling $51,007,300 and $50,770,100, respectively.

3. Property, equipment and improvements are stated at cost and consisted of the following at December 31, 1996 and September 30, 1996 (in thousands):

                                             December 31,   September 30,
                                                 1996           1996
-------------------------------------------------------------------------
      Land                                       $ 10,215        $ 10,028
      Buildings                                    39,604          38,762
      Equipment                                   103,991         100,874
      Leasehold improvements                       13,291          12,812
-------------------------------------------------------------------------
                                                  167,101         162,476
        Less - accumulated depreciation
           and amortization                        88,071          83,467
-------------------------------------------------------------------------
                                                 $ 79,030        $ 79,009
=========================================================================


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

4. Other assets consisted of the following at December 31, 1996 and September 30, 1996 (in thousands):

                                        December 31,   September 30,
                                                1996            1996
     ---------------------------------------------------------------
      Prepaid pension costs                  $12,000         $11,201
      Cash surrender value of life
        insurance policies                    22,285          20,758
      Investments                             36,838          35,000
      Miscellaneous                            3,147           2,412
      --------------------------------------------------------------
                                             $74,270         $69,371
     ===============================================================

5. During the three months ended December 31, 1996 and 1995, the Company made cash payments of $605,000 and $584,200, respectively, for interest and $332,500 and $2,455,500, respectively, for income taxes.

6. Net income per share for the three months ended December 31, 1996 and 1995 has been computed based upon the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding as follows (in thousands):

                                     1996     1995
                                    ------   ------
      Average number of shares
       of common stock
       outstanding                  25,717   25,502
      Average number of shares
       of common stock
       equivalents outstanding         166      300
                                    ------   ------
                                    25,883   25,802
                                    ======   ======


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               DECEMBER 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.

Results of Operations
---------------------

Revenues for the three months ended December 31, 1996 (the "first quarter of 1997") were $433.6 million; this was $37.5 million less than the amount for the three months ended December 31, 1995 (the "first quarter of 1996"). This decline in revenues was due to lower construction activity, and reflects the completion and/or winding-down of several large projects during fiscal 1996. Revenues from engineering services for the first quarter of 1997 were up slightly as compared to last year.

As a percent of revenues, direct costs of contracts were 87.7% for the first quarter of 1997, as compared to 89.5% for the first quarter of 1996. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The improvement in this percentage relationship during the current quarter as compared to the corresponding period last year was due to a proportionately higher level of the Company's overall business volume coming from engineering services relative to construction and maintenance services.

Selling, general and administrative ("SG & A") expenses for the first quarter of 1997 totaled $36.5 million; this was $2.5 million more than the amount for the first quarter of 1996. The increase in S,G & A expenses was due primarily to an increase in sales and marketing expenses.

The Company's operating profit (defined as revenues, less costs of contracts and SG & A expenses) was $17.0 million for the first quarter of 1997; this was $1.7 million more than the amount for the first quarter of 1996. The increase in operating profit was due primarily to the higher level of engineering services activity discussed above, combined with improved margin rates for all of the Company's services.

Interest income, net totaled $0.7 million for the first quarter of 1997; this was $0.4 million more than the amount for the first quarter of 1996. The increase was due to higher average cash balances kept on deposit during the first quarter of 1997 as compared to the corresponding period last year.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               DECEMBER 31, 1996

Backlog Information
-------------------

The following table summarizes the Company's backlog at December 31, 1996 and 1995 (in millions):

                                      1996       1995
                                    --------   --------
  Engineering services backlog      $  852.0   $  841.0
  Total backlog                      2,847.0    2,663.0

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased $16.9 million during the three months ended December 31, 1996. This compares to a net increase of $20.4 million of cash and cash equivalents during the corresponding period last year. The current year increase in cash and cash equivalents was due to cash provided by operations and the effect of exchange rate changes on cash ($22.3 million in total), offset in part by cash used in investing activities ($4.4 million) and financing activities ($1.0 million).

Operations contributed $22.0 million of cash and cash equivalents during the three months ended December 31, 1996. This compares to net contributions of cash of $28.3 million during the three months ended December 31, 1995. The $6.2 million decrease in cash provided by operations in the first quarter of 1997 as compared to the corresponding period last year occurred in spite of a $1.3 million increase in net income, and was due primarily to the timing of cash receipts and payments relating to the Company's trade receivables, payables and accrued liabilities.

The Company's investing activities used $4.4 million of cash and cash equivalents during the three months ended December 31, 1996. This compares to a net use of cash of $7.5 million during the three months ended December 31, 1995. Most of the variance was due to a $3.0 million increase in 1997 in cash provided from sales of marketable securities.

Cash flows from financing activities used $1.0 million in cash and cash equivalents during the three months ended December 31, 1996. This compares to a net use of cash of $0.4 million during the three months ended December 31, 1995. The variance was due primarily to an increase in treasury stock purchases, offset in part by higher short-term bank borrowings, net of repayments.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1997 and beyond. At December 31, 1996, the Company's short-term committed credit facilities totaled $51.7 million through banks in the U.S. and the U.K., against which $1.5 million was outstanding in the form of direct borrowings (relating entirely to the Company's U.K. subsidiary), and another $1.5 million was utilized in support of outstanding letters of credit.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               DECEMBER 31, 1996

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


Date:  February 12, 1997