Form 10-Q
period 1997-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 1997-05-12
CIK 52988

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended March 31, 1997
                                      --------------

(   )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from        to
                                     -------   -------
Commission File Number 1-7463



                         JACOBS ENGINEERING GROUP INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                               95-4081636
-------------------------------------------------------------------------------
     (State of incorporation)     (I.R.S. employer identification number)



251 South Lake Avenue, Pasadena, California                   91101
-------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip code)



                                (818) 449 - 2171
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             ( X ) YES  -  (   ) NO

Number of shares of common stock outstanding at May 12, 1997:  25,743,567

                         JACOBS ENGINEERING GROUP INC.

                              INDEX TO FORM 10-Q





                                                                                 Page No.
--------------------------------------------------------------------------------------------------------------
   Part I - Financial Information
         Item 1.   Financial Statements:
                      Consolidated Condensed Balance
                         Sheets as of March 31, 1997
                         and September 30, 1996                                     3

                      Consolidated Condensed Statements
                         of Income for the Three Months
                         and Six Months Ended March 31,
                         1997 and 1996                                              4

                      Consolidated Condensed Statements of
                         Cash Flows for the Six Months
                         Ended March 31, 1997 and 1996                              5

                      Notes to Consolidated Condensed
                         Financial Statements                                       6 - 7

         Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                                    8 - 10

   Part II - Other Information
         Item 4.   Submission of Matters to a Vote
                      of Security Holders                                           11

         Item 6.   Exhibits and Reports on Form 8-K                                 12

   Signatures                                                                       12

PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   AT MARCH 31, 1997 AND SEPTEMBER 30, 1996
                   (In thousands, except share information)
                                  (Unaudited)

                                                  March 31,   September 30,
                                                    1997          1996
-----------------------------------------------   ---------   -------------
ASSETS
  Current Assets:
   Cash and cash equivalents                       $100,324        $ 62,865
   Marketable securities                                  -           2,764
   Receivables                                      276,824         276,668
   Deferred income taxes                             39,204          37,564
   Prepaid expenses and other                         4,214           3,783
-----------------------------------------------    --------        --------
     Total current assets                           420,566         383,644
-----------------------------------------------    --------        --------
  Property, Equipment and
   Improvements, Net                                 83,115          79,009
-----------------------------------------------    --------        --------
  Other Noncurrent Assets:
   Goodwill, net                                     41,960          40,481
   Other                                             72,134          69,371
-----------------------------------------------    --------        --------
     Total other noncurrent assets                  114,094         109,852
-----------------------------------------------    --------        --------
                                                   $617,775        $572,505
===============================================    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
   Notes payable to bank                           $  2,458        $    694
   Accounts payable                                  48,759          60,799
   Accrued liabilities                              124,883         110,061
   Customers' advances in excess
     of related revenues                             64,782          47,052
   Income taxes payable                              10,562           9,469
-----------------------------------------------    --------        --------
     Total current liabilities                      251,444         228,075
-----------------------------------------------    --------        --------
  Long-term Debt                                     35,068          36,300
-----------------------------------------------    --------        --------
  Deferred Gains on Real Estate Transactions            615           1,025
-----------------------------------------------    --------        --------
  Other Deferred Liabilities                         27,151          23,718
-----------------------------------------------    --------        --------
  Commitments and Contingencies
-----------------------------------------------
  Stockholders' Equity:
   Capital stock:
     Preferred stock, $1 par value,
         authorized - 1,000,000 shares,
         issued and outstanding - none                    -               -
     Common stock, $1 par value,
         authorized - 60,000,000 shares,
         issued - 25,755,841 and
         25,745,329 shares, respectively             25,756          25,745
   Additional paid-in capital                        50,439          49,191
   Retained earnings                                226,860         207,639
   Other                                                808           1,039
-----------------------------------------------    --------        --------
                                                    303,863         283,614
   Less, cost of common stock held
     in treasury (15,000 and 10,000
     shares, respectively)                              366             227
-----------------------------------------------    --------        --------
     Total stockholders' equity                     303,497         283,387
-----------------------------------------------    --------        --------
                                                   $617,775        $572,505
===============================================    ========        ========

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       For the Three Months and Six Months Ended March 31, 1997 and 1996
                 (In thousands, except per-share information)
                                  (Unaudited)


                                  For the Three Months                For the Six Months
                                    Ended March 31,                     Ended March 31,
                                 ----------------------               -------------------
                                      1997        1996                  1997        1996
-----------------------------------------------------------------------------------------
Revenues                          $437,735    $487,021              $871,384    $958,142
-----------------------------------------------------------------------------------------

Costs and Expenses:
  Direct costs of contracts        382,705     434,303               762,913     856,126
  Selling, general and
   administrative expenses          37,269      36,542                73,721      70,516
  Interest income, net                (709)        (44)               (1,374)       (334)
  Other income, net                   (437)       (138)                 (780)       (335)
-----------------------------------------------------------------------------------------
                                   418,828     470,663               834,480     925,973
-----------------------------------------------------------------------------------------

   Income before taxes              18,907      16,358                36,904      32,169
-----------------------------------------------------------------------------------------
Provision for Income Taxes           7,487       6,478                14,614      12,739
-----------------------------------------------------------------------------------------
Net Income                        $ 11,420    $  9,880              $ 22,290    $ 19,430
=========================================================================================

Net Income Per Share                  $.44        $.38                  $.86        $.75
=========================================================================================

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (In thousands)
                                  (Unaudited)

                                                     1997        1996
------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                        $ 22,290    $ 19,430
 Adjustments to reconcile net income
  to net cash flows from operations:
    Depreciation and amortization                     9,375       8,269
    Amortization of deferred gains                     (410)       (410)
    (Gains) losses on disposals of assets              (697)         54
    Changes in assets and liabilities, net:
      Receivables                                    18,940      10,752
      Prepaid expenses and other
        current assets                                 (399)     (1,246)
      Accounts payable                              (12,176)     10,279
      Accrued liabilities                            12,819         312
      Customers' advances                               599      (3,127)
      Income taxes payable                            1,126      (2,976)
    Deferred income taxes                            (1,640)     (1,535)
    Other, net                                          161           -
------------------------------------------------------------------------
 Net cash provided                                   49,988      39,802
------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Additions to property and equipment, net
  of disposals                                       (9,697)    (10,017)
 Net increase in other noncurrent assets             (1,441)     (1,270)
 Proceeds from sales of marketable securities         3,551           -
 Acquisitions of businesses                          (2,673)          -
 Increase in investments                               (507)    (21,717)
------------------------------------------------------------------------
  Net cash used                                     (10,767)    (33,004)
------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Exercises of stock options                           4,955       4,687
 Purchases of treasury stock                         (5,961)          -
 Net increase in short-term borrowings                  198           -
 Net increase in long-term borrowings                     -      18,820
 Other, net                                            (323)        (44)
------------------------------------------------------------------------
 Net cash provided (used)                            (1,131)     23,463
------------------------------------------------------------------------

Effect of Exchange Rate Changes                        (631)        (75)
------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                37,459      30,186
Cash and Cash Equivalents at the Beginning
 of the Period                                       62,865      39,118
------------------------------------------------------------------------
Cash and Cash Equivalents at the End
 of the Period                                     $100,324    $ 69,304
========================================================================

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1997

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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at March 31, 1997 and September 30, 1996, and its consolidated results of operations for the three months and six months ended March 31, 1997 and March 31, 1996, and its consolidated cash flows for the six months ended March 31, 1997 and March 31, 1996.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. During February 1997, the Company acquired certain physical assets and contracts of an engineering business with operations in Denver, Colorado and Santiago, Chile. In addition, the Company acquired a controlling interest in an affiliated entity located in India. Both of these acquisitions are accounted for as purchases. The results of operations of these businesses since their respective dates of acquisition were not material.

3. Included in receivables at March 31, 1997 and September 30, 1996 were unbilled amounts totaling $66,930,200 and $50,770,100, respectively.

4. Property, equipment and improvements are stated at cost and consisted of the following at March 31, 1997 and September 30, 1996 (in thousands):

                                             March 31,   September 30,
                                               1997          1996
------------------------------------------------------------------------

      Land                                    $ 10,024        $ 10,028
      Buildings                                 38,772          38,762
      Equipment                                107,814         100,874
      Leasehold improvements                    15,403          12,812
      ------------------------------------------------------------------
                                               172,013         162,476
        Less - accumulated depreciation
           and amortization                     88,898          83,467
      ------------------------------------------------------------------
                                              $ 83,115        $ 79,009
========================================================================


                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1997

5. Other assets consisted of the following at March 31, 1997 and September 30, 1996 (in thousands):

                                        March 31,   September 30,
                                          1997          1996
------------------------------------------------------------------------
      Prepaid pension costs               $11,736         $11,201
      Cash surrender value of life
        insurance policies                 22,286          20,758
      Investments                          34,635          35,000
      Miscellaneous                         3,477           2,412
      ------------------------------------------------------------------
                                          $72,134         $69,371
========================================================================

6. During the six months ended March 31, 1997 and 1996, the Company made cash payments of $1,053,700 and $1,355,200, respectively, for interest and $14,278,100 and $16,457,200, respectively, for income taxes.

7. Net income per share for the three months and six months ended March 31, 1997 and 1996 has been computed based upon the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding as follows (in thousands):

                                 Three Months Ended         Six months Ended
                                      March 31,                 March 31,
                               --------------------      --------------------
                                  1997         1996         1997         1996
                               ----------   ----------   ----------   ----------
 Average number of shares
  of common stock
  outstanding                      25,684       25,581       25,703       25,546
 Average number of shares
  of common stock
  equivalents outstanding             251          400          215          355
                                   ------       ------       ------       ------
                                   25,935       25,981       25,918       25,901
                                   ======       ======       ======       ======


                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                MARCH 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.

Results of Operations
---------------------

Revenues for the three months ended March 31, 1997 (the "second quarter of 1997") were $437.7 million; this was $49.3 million less than the amount for the three months ended March 31, 1996 (the "second quarter of 1996"). For the six months ended March 31, 1997, revenues totaled $871.4 million; this was $86.8 million less than the amount for the corresponding period last year. These differences were due to lower construction activity, and reflect the completion and/or winding-down of several large projects during fiscal 1996. However, revenues from engineering services for both the second quarter of 1997 and the six months ended March 31, 1997 were higher as compared to the corresponding periods last year.

As a percent of revenues, direct costs of contracts were 87.4% for the second quarter of 1997, as compared to 89.2% for the second quarter of 1996. For the six months ended March 31, 1997, direct costs of contracts were 87.6% of revenues, as compared to 89.4% for the six months ended March 31, 1996. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The improvements in this percentage relationship during both the current quarter and the current year-to-date period as compared to the corresponding periods last year were due to a proportionately higher level of the Company's overall business volume coming from engineering services relative to construction and maintenance services.

Selling, general and administrative ("SG & A") expenses for the second quarter of 1997 totaled $37.3 million; this was $0.7 million more than the amount for the second quarter of 1996. For the six months ended March 31, 1997, SG & A expenses totaled $73.7 million; this was $3.2 million more than the amount for the six months ended March 31, 1996. In general, these variances were due to higher spending in support of the increased engineering services discussed above, combined with an increase in sales and marketing activity.

The Company's operating profit (defined as revenues, less costs of contracts and SG & A expenses) was $17.8 million for the second quarter of 1997; this was $1.6 million more than the amount for the first quarter of 1996. For the six months ended March 31, 1997, the Company's operating profit was $34.8 million; this was $3.3 million more than the amount for the six months ended March 31, 1996.
These increases in operating profit were due primarily to the higher level of engineering services activity discussed above, combined with improved margin rates for all of the Company's services.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                MARCH 31, 1997

Interest income, net totaled $0.7 million for the second quarter of 1997; this was $0.7 million more than the amount for the second quarter of 1996. For the six months ended March 31, 1997, net interest income totaled $1.4 million; this was $1.0 million more than the amount for the comparable period last year. In general, the increases in net interest income were due to higher average cash balances kept on deposit during 1997 as compared to 1996. In addition, the amount of short-term bank debt outstanding during the first half of 1997 was substantially less than the average amount outstanding during the corresponding period last year, which caused an overall reduction in the amount of interest expense.


Backlog Information
-------------------

The following table summarizes the Company's backlog at March 31, 1997 and 1996 (in millions):

                                      1997            1996
                                    --------        --------
  Engineering services backlog      $  878.0        $  825.0
  Total backlog                      2,910.9         2,695.0

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased $37.5 million during the six months ended March 31, 1997. This compares to a net increase of $30.2 million of cash and cash equivalents during the corresponding period last year. The current year increase in cash and cash equivalents was due to cash provided by operations ($50.0 million), offset in part by cash used in investing activities ($10.8 million), financing activities ($1.1 million), and the effect of exchange rate changes ($0.6 million).

Operations contributed $50.0 million of cash and cash equivalents during the six months ended March 31, 1997. This compares to net contributions of cash of $39.8 million during the six months ended March 31, 1996. The $10.2 million increase in cash provided by operations during 1997 as compared to 1996 was due to a $2.9 million increase in net income, combined with the effects from the timing of cash receipts and payments relating to the Company's trade receivables, payables and accrued liabilities.

The Company's investing activities used $10.8 million of cash and cash equivalents during the six months ended March 31, 1997. This compares to a net use of cash of $33.0 million during the six months ended March 31, 1996. Included in the 1996 figure was the Company's purchase of a 49% interest in the engineering and construction operations of the Serete Group of France; no similar transaction was made in 1997. During 1997, the Company sold certain marketable securities which generated approximately $3.6 million of cash, and it spent approximately $2.7 million, net, towards the acquisition of two engineering and construction companies.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                MARCH 31, 1997

Cash flows from financing activities used $1.1 million in cash and cash equivalents during the six months ended March 31, 1997. This compares to a net source of cash of $23.5 million during the six months ended March 31, 1996. Included in the 1996 figure were bank borrowings made under the Company's long-term revolving credit agreement used to finance the purchase of its 49% interest in the Serete Group. During 1997, the Company repurchased 237,600 shares of its common stock under a buy-back program it initiated during the second half of 1996. Total cost of the shares repurchased during 1997 was $6.0 million. Since initiating this repurchase program last year, the Company has bought-back a total of 397,600 shares of its common stock at a total cost of $9.6 million.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1997 and beyond. At March 31, 1997, the Company's short-term committed credit facilities totaled $40.9 million through banks in the U.S. and the U.K., against which $0.9 million was outstanding in the form of direct borrowings (relating entirely to the Company's U.K. subsidiary), and another $1.5 million was utilized in support of outstanding letters of credit.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                MARCH 31, 1997

PART II - OTHER INFORMATION
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on February 11, 1997 at 3:30 p.m. as announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated January 3, 1997, copies of which have been filed with the Commission pursuant to Regulation 14A.

There were three matters voted upon by the stockholders at the annual meeting. Those matters were:

     1. To elect a slate of directors as nominated in the proxy statement (Messrs. James Clayburn LaForce, David M. Petrone, James L. Rainey, Jr. and Noel G. Watson);
     2. To approve amendments to the 1981 Executive Incentive Plan, and to reserve an additional 1,200,000 shares for that plan, and to extend the expiration date of the plan to March 1, 2001; and,
     3. To approve the appointment of Ernst & Young LLP as independent auditors for the year ending September 30, 1997.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

With respect to the first matter, the following table presents the results of the shareholder voting for each of the individual nominees:

                                        Nominee
                          -----------------------------------------------------
                           James C.     David M.     James L.      Noel G.
                           LaForce      Petrone     Rainey, Jr.     Watson
                          ----------   ----------   -----------   ----------
  Shares voting for
   the nominee            20,747,083   20,748,726    20,703,588   20,745,008
  Shares instructing
   the proxy not to
   vote for the
   nominee                   881,627      879,984       925,122      883,702
  Shares not voted         4,057,617    4,057,617     4,057,617    4,057,617
                          ----------   ----------    ----------   ----------
  Total                   25,686,327   25,686,327    25,686,327   25,686,327
                          ==========   ==========    ==========   ==========

With respect to the second matter, there were 15,485,702 shares which voted in favor of the amendments (and other changes) to the 1981 Executive Incentive Plan. There were 3,606,051 shares which voted against the proposition; there were 127,546 shares instructing the proxy not to vote; there were 2,409,411 broker non-votes; and there were 4,057,617 shares which were not present and for which no proxies were received.

With respect to the third matter, there were 20,715,908 shares which voted in favor of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending September 30, 1997. There were 811,968 shares which voted against the appointment; there were 100,834 shares instructing the proxy not to vote; and there were 4,057,617 shares which were not present and for which no proxies were received.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                MARCH 31, 1997

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


Date:  May 12, 1997