Form 10-Q
period 1997-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 1997-08-12
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended June 30, 1997
                                      -------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from_______ to _______

Commission File Number 1-7463



                         JACOBS ENGINEERING GROUP INC.
------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)



          Delaware                               95-4081636
------------------------------------------------------------------------------
     (State of incorporation)     (I.R.S. employer identification number)



251 South Lake Avenue, Pasadena, California                      91101
------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip code)



                                (626) 449 - 2171
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             ( X ) YES  -  (   ) NO

Number of shares of common stock outstanding at August 11, 1997: 25,753,654

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q



                                                                       Page No.
_______________________________________________________________________________
   Part I - Financial Information

          Item 1.   Financial Statements:
                       Consolidated Condensed Balance
                         Sheets as of June 30, 1997
                         and September 30, 1996                             3

                       Consolidated Condensed Statements
                         of Income for the Three Months
                         and Nine Months Ended June 30,
                         1997 and 1996                                      4

                       Consolidated Condensed Statements of
                         Cash Flows for the Nine Months
                         Ended June 30, 1997 and 1996                       5

                       Notes to Consolidated Condensed
                         Financial Statements                           6 - 7

          Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                      8 - 10

   Part II - Other Information
          Item 6.   Exhibits and Reports on Form 8-K                       11

   Signatures                                                              11


PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    AT JUNE 30, 1997 AND SEPTEMBER 30, 1996
                    (In thousands, except share information)
                                  (Unaudited)

                                                  June 30,   September 30,
                                                    1997         1996
                                                  --------   -------------
ASSETS
  Current Assets:
   Cash and cash equivalents                      $ 80,321        $ 62,865
   Marketable securities                            20,005           2,764
   Receivables                                     296,508         276,668
   Deferred income taxes                            39,208          37,564
   Prepaid expenses and other                        4,128           3,783
-----------------------------------------------   --------        --------
     Total current assets                          440,170         383,644
-----------------------------------------------   --------        --------
  Property, Equipment and
   Improvements, Net                                89,332          79,009
-----------------------------------------------   --------        --------
  Other Noncurrent Assets:
   Goodwill, net                                    47,951          40,481
   Other                                            73,308          69,371
-----------------------------------------------   --------        --------
     Total other noncurrent assets                 121,259         109,852
-----------------------------------------------   --------        --------
                                                  $650,761        $572,505
                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
   Notes payable to bank                          $  2,947        $    694
   Accounts payable                                 44,425          60,799
   Accrued liabilities                             152,648         110,061
   Customers' advances in excess
     of related revenues                            64,079          47,052
   Income taxes payable                              9,044           9,469
-----------------------------------------------   --------        --------
     Total current liabilities                     273,143         228,075
-----------------------------------------------   --------        --------
  Long-term Debt                                    33,892          36,300
-----------------------------------------------   --------        --------
  Deferred Gains on Real Estate Transactions           410           1,025
-----------------------------------------------   --------        --------
  Other Deferred Liabilities                        28,034          23,718
-----------------------------------------------   --------        --------
  Commitments and Contingencies
-----------------------------------------------   --------        --------
  Stockholders' Equity:
   Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                     -               -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued - 25,795,499 and
       25,745,329 shares, respectively              25,795          25,745
   Additional paid-in capital                       51,264          49,191
   Retained earnings                               238,786         207,639
   Other                                             1,128           1,039
-----------------------------------------------   --------        --------
                                                   316,973         283,614
   Less, cost of common stock held
     in treasury (63,300 and 10,000
     shares, respectively)                           1,691             227
-----------------------------------------------   --------        --------
     Total stockholders' equity                    315,282         283,387
-----------------------------------------------   --------        --------
                                                  $650,761        $572,505
                                                  ========        ========

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                 (In thousands, except per-share information)
                                  (Unaudited)



                                          For the Three Months                For the Nine Months
                                              Ended June 30,                      Ended June 30,
                                          ---------------------               --------------------
                                              1997        1996                   1997          1996
                                             -----        ----                   ----          ----
Revenues                                   $430,177    $436,820             $1,301,561    $1,394,962
--------------------------------           --------    --------             ----------    ----------

Costs and Expenses:
  Direct costs of contracts                 373,230     383,458              1,136,143     1,239,584
  Selling, general and
   administrative expenses                   38,351      36,710                112,073       107,225
  Interest income, net                       (1,253)       (339)                (2,628)         (673)
  Other (income) expense, net                    31        (194)                  (749)         (529)
--------------------------------           --------    --------             ----------    ----------
                                            410,359     419,635              1,244,839     1,345,607
                                           --------    --------             ----------    ----------

   Income before taxes                       19,818      17,185                 56,722        49,355
--------------------------------           --------    --------             ----------    ----------
Income Tax Expense                            7,848       6,805                 22,462        19,545
--------------------------------           --------    --------             ----------    ----------
Net Income                                 $ 11,970    $ 10,380             $   34,260    $   29,810
================================           ========    ========             ==========    ==========

Net Income Per Share                       $    .46    $    .40             $     1.32    $     1.15
================================           ========    ========             ==========    ==========

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (In thousands)
                                  (Unaudited)

                                                     1997        1996
                                                   ---------   ---------
Cash Flows from Operating Activities:
 Net income                                        $ 34,260    $ 29,810
 Adjustments to reconcile net income
  to net cash flows from operations:
   Depreciation and amortization                     14,398      13,002
   Amortization of deferred gains                      (615)       (615)
   Gains on disposals of assets                        (742)       (103)
   Changes in assets and liabilities, net of
     businesses acquired:
     Receivables                                      1,490      18,794
     Prepaid expenses and other
      current assets                                   (322)     (1,029)
     Accounts payable                               (16,795)     (2,960)
     Accrued liabilities                             39,445       8,604
     Customers' advances                                (45)       (580)
     Income taxes payable                              (288)     (1,123)
   Deferred income taxes                             (1,641)     (3,620)
   Other, net                                           244           -
------------------------------------------------   --------    --------
 Net cash provided                                   69,389      60,180
------------------------------------------------   --------    --------

Cash Flows from Investing Activities:
 Additions to property and equipment, net
  of disposals                                      (20,187)    (13,237)
 Purchases of marketable securities                 (20,000)          -
 Proceeds from sales of marketable securities         2,963         145
 Increase in investments                             (1,705)    (21,456)
 Proceeds from sales of investments                     634           -
 Net increase in other, noncurrent assets            (2,820)     (2,355)
 Acquisitions of businesses                          (7,562)          -
------------------------------------------------   --------    --------
  Net cash used                                     (48,677)    (36,903)
------------------------------------------------   --------    --------

Cash Flows from Financing Activities:
 Exercises of stock options                           5,878       5,220
 Purchases of treasury stock                         (7,286)          -
 Net decrease in short-term borrowings                 (824)     (7,792)
 Net increase in long-term borrowings                     -      18,371
 Other, net                                            (298)      1,631
------------------------------------------------   --------    --------
 Net cash provided (used)                            (2,530)     17,430
------------------------------------------------   --------    --------

Effect of Exchange Rate Changes                        (726)         80
------------------------------------------------   --------    --------
Increase in Cash and Cash Equivalents                17,456      40,787
Cash and Cash Equivalents at the Beginning
 of the Period                                       62,865      39,118
------------------------------------------------   --------    --------
Cash and Cash Equivalents at the End
 of the Period                                     $ 80,321    $ 79,905
================================================   ========    ========

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at June 30, 1997 and September 30, 1996, and its consolidated results of operations for the three months and nine months ended June 30, 1997 and June 30, 1996, and its consolidated cash flows for the nine months ended June 30, 1997 and June 30, 1996.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. During February 1997, the Company acquired certain physical assets and contracts of an engineering business with operations in Denver, Colorado and Santiago, Chile. Also in February 1997, the Company acquired a controlling interest in an affiliated entity headquartered in Mumbai, India. Then in April 1997, the Company acquired certain assets and liabilities of an engineering business headquartered in Green Bay, Wisconsin.

     Each of these acquisitions have been accounted for as purchases.
     The initial purchase price allocation, which may be adjusted further, resulted in goodwill of approximately $7,963,300. The results of operations of these businesses since their respective dates of acquisition were not material.

3. Included in receivables at June 30, 1997 and September 30, 1996 were unbilled amounts totaling $79,847,100 and $50,770,100, respectively.

4. Property, equipment and improvements are stated at cost and consisted of the following at June 30, 1997 and September 30, 1996 (in thousands):

                                             June 30,   September 30,
                                               1997         1996
                                             --------   -------------
      Land                                   $  9,886        $ 10,028
      Buildings                                37,862          38,762
      Equipment                               113,828         100,874
      Leasehold improvements                   14,586          12,812
------------------------------------------   --------        --------
                                              176,162         162,476
        Less - accumulated depreciation
           and amortization                    86,830          83,467
------------------------------------------   --------        --------
                                             $ 89,332        $ 79,009
                                             ========        ========

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

5. Other assets consisted of the following at June 30, 1997 and September 30, 1996 (in thousands):

                                                 June 30,   September 30,
                                                   1997         1996
                                                 --------   -------------
      Prepaid pension costs                       $11,993         $11,201
      Cash surrender value of life
        insurance policies                         22,445          20,758
      Investments (primarily in affiliates)        34,656          35,000
      Miscellaneous                                 4,214           2,412
----------------------------------------------    -------         -------
                                                  $73,308         $69,371
                                                  =======         =======

6. During the nine months ended June 30, 1997 and 1996, the Company made cash payments of $1,700,900 and $2,012,600, respectively, for interest and $22,918,900 and $23,302,400, respectively, for income taxes.

7. Net income per share for the three months and nine months ended June 30, 1997 and 1996 has been computed based upon the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding as follows (in thousands):

                               Three Months Ended            Nine Months Ended
                                     June 30,                     June 30,
                               -------------------          --------------------
                                   1997       1996           1997          1996
                                  -----       ----          -----          -----
 Average number of shares
  of common stock
  outstanding                    25,741     25,721          25,714        25,599
 Average number of shares
  of common stock
  equivalents outstanding           272        378             241           358
                                 ------     ------          ------        ------
                                 26,013     26,099          25,955        25,957
                                 ======     ======          ======        ======


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 June 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.

Results of Operations
---------------------

Revenues for the three months ended June 30, 1997 (the "third quarter of 1997") were $430.2 million; this was $6.6 million less than the amount for the three months ended June 30, 1996 (the "third quarter of 1996"). For the nine months ended June 30, 1997, revenues totaled $1,301.6 million; this was $93.4 million less than the amount for the corresponding period last year. These differences were due to lower construction activity, and reflect the completion and/or winding-down of several large projects during fiscal 1996. However, revenues from engineering services for the third quarter of 1997 were approximately 7.1% higher than the amount for the third quarter of 1996. For the nine months ended June 30, 1997, revenues from engineering services were approximately 2.8% higher than the comparable 1996 amount.

As a percent of revenues, direct costs of contracts were 86.8% for the third quarter of 1997, as compared to 87.8% for the third quarter of 1996. For the nine months ended June 30, 1997, direct costs of contracts comprised 87.3% of revenues, as compared to 88.9% for the nine months ended June 30, 1996. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The improvements in this percentage relationship during both the current quarter and the current year-to-date period as compared to the corresponding periods last year were due to a proportionately higher level of the Company's overall business volume coming from engineering services relative to construction and maintenance services.

Selling, general and administrative ("SG & A") expenses for the third quarter of 1997 totaled $38.4 million; this was $1.6 million more than the amount for the third quarter of 1996. For the nine months ended June 30, 1997, SG & A expenses totaled $112.1 million; this was $4.8 million more than the amount for the nine months ended June 30, 1996. Included in the 1997 amounts is $2.1 million of SG & A expenses associated with businesses acquired during the year. Also contributing to the increase in SG & A expenses for the current year-to-date period as compared to the corresponding period last year was higher sales and marketing activity.

The Company's operating profit (defined as revenues, less direct costs of contracts and SG & A expenses) was $18.6 million for the third quarter of 1997; this was $1.9 million more than the amount for the third quarter of 1996. For the nine months ended June 30, 1997, the Company's operating profit was $53.3 million; this was $5.2 million more than the amount for the nine months ended June 30, 1996. These increases in operating profit were due primarily to the higher level of engineering services activity discussed above, combined with improved margin rates for all of the Company's services.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 June 30, 1997

Interest income, net totaled $1.3 million for the third quarter of 1997; this was $0.9 million more than the amount for the third quarter of 1996. For the nine months ended June 30, 1997, net interest income totaled $2.6 million; this was $2.0 million more than the amount for the comparable period last year. In general, the increases in net interest income were due to higher average cash balances kept on deposit during 1997 as compared to 1996, combined with a slight increase in the average yield earned on the deposits. In addition, the amount of short-term bank debt outstanding during 1997 was substantially less than the average amount outstanding during the corresponding period last year, which contributed to an overall reduction in the amount of interest expense.


Backlog Information
-------------------

The following table summarizes the Company's backlog at June 30, 1997 and 1996 (in millions):

                                      1997       1996
                                    --------   --------
  Engineering services backlog      $  885.0   $  830.0
  Total backlog                      2,940.0    2,680.4

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased $17.5 million during the nine months ended June 30, 1997. This compares to a net increase of $40.8 million of cash and cash equivalents during the corresponding period last year. The current year increase in cash and cash equivalents was due to cash provided by operations ($69.4 million), offset in part by cash used in investing activities ($48.7 million), financing activities ($2.5 million), and the effect of exchange rate changes ($0.7 million).

Operations contributed $69.4 million of cash and cash equivalents during the nine months ended June 30, 1997. This compares to net contributions of cash of $60.2 million during the nine months ended June 30, 1996. The $9.2 million increase in cash provided by operations during 1997 as compared to 1996 was due to a $4.5 million increase in net income, and a $1.4 million increase in depreciation and amortization expense. Also contributing to the increase in cash provided by operations during 1997 as compared to 1996 were the effects resulting from the timing of cash receipts and payments relating to the Company's trade receivables, payables and accrued liabilities.

The Company's investing activities used $48.7 million of cash and cash equivalents during the nine months ended June 30, 1997. This compares to a net use of cash of $36.9 million during the nine months ended June 30, 1996. Net of disposals, the Company spent $20.2 million in additions to property and equipment during the nine months ended June 30, 1997. This is $6.9 million more than the amount spent during the comparable period last year. However, included in the 1997 figure is approximately $3.8 million of additions originating from the Company's newly-acquired Indian subsidiary.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 June 30, 1997

The Company's 1996 investing activities included the purchase of a 49% interest in the engineering and construction operations of the Serete Group of France for approximately $19.0 million. No similar transaction of that magnitude occurred during the first nine months of 1997; however, the Company spent $7.6 million in cash acquiring several businesses. Subsequent to June 30, 1997, the Company completed the acquisition of the remaining interest in the Serete Group. Total cash paid for the balance of the business was approximately $9.5 million. In addition, at the time of closing, the Company loaned to the former majority owner of the Serete Group approximately $12.5 million.

The Company's 1997 investing activities included the deposit of $20.0 million with a U.S. bank under a managed investment program. The investment manager has full investment and dispositive powers over the securities included in the program. The program emphasizes the preservation of capital through investment-grade, marketable debt instruments which have maximum maturities of ten years.

Cash flows from financing activities used $2.5 million in cash and cash equivalents during the nine months ended June 30, 1997. This compares to a net source of cash of $17.4 million during the nine months ended June 30, 1996. Included in the 1996 figure were bank borrowings made under the Company's long-term revolving credit agreement used to finance the purchase of its 49% interest in the Serete Group. During 1997, the Company repurchased 292,900 shares of its common stock under a buy-back program it initiated during the second half of 1996. Total cost of the shares repurchased during 1997 was $7.3 million. Since initiating this repurchase program last year, the Company has bought-back a total of 445,900 shares of its common stock at a total cost of $10.9 million.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1997 and beyond. At June 30, 1997, the Company's short-term committed credit facilities totaled $40.9 million through banks located primarily in the U.S. and the U.K., against which $0.5 million was outstanding in the form of direct borrowings (relating entirely to the Company's U.K. subsidiary), and another $4.9 million was utilized in support of outstanding letters of credit.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 June 30, 1997

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


Date:  August 12, 1997