Form 10-K405
period 1997-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 1997-12-23
CIK 52988

                                                                            1997
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended September 30, 1997
                                       OR
(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       Commission File Number 1-7463

                         JACOBS ENGINEERING GROUP INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                             95-4081636
       (State of incorporation)       (I.R.S. employer identification number)

1111 SOUTH ARROYO PARKWAY, PASADENA, CALIFORNIA      91105
    (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code (626) 578-3500
Securities registered pursuant to Section 12(b) of the Act:

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

INDICATE BY CHECK-MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( x )

                              ___________________

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $547,214,000 as of December 19, 1997, based upon the last reported sales price on the New York Stock Exchange. For this purpose, the Registrant considers Dr. Joseph J. Jacobs to be its only affiliate.

As of December 19, 1997, the Registrant had outstanding 25,664,660 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with its 1998 Annual Meeting of Shareholders (Part II and Part III).

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

GENERAL
-------
     Jacobs Engineering Group Inc. (the "Company") is one of the largest professional service firms in the United States providing engineering, design and consulting services; construction and construction management services; and process plant maintenance services to a broad range of industrial, commercial and governmental clients. The Company provides its services through offices and subsidiaries located throughout the United States, Europe and India.

     The Company focuses its services on selected industry groups and markets including chemicals; petroleum; semiconductor; pulp and paper; pharmaceuticals and biotechnology; federal programs; and buildings and infrastructure (this last group includes transportation and health care projects, commercial and governmental buildings, and other industrial projects).

     Over the past several years, the Company has grown its business through both internal initiatives and strategic acquisitions. Such acquisitions have allowed the Company to (i) expand or enhance the range of services it provides its clients; (ii) expand its client base; and (iii) provide access to new geographical areas. The following is a description of some of the more significant acquisitions made by the Company over the past five years. It is not intended to list in detail all acquisitions made, but rather it is meant to assist in the understanding of the general development of the Company's business over the past five years (the year of acquisition is shown parenthetically):

     Humphreys & Glasgow ("H&G")      This was one of the Company's earlier
                                      acquisitions outside the United States.
                                      H&G provides broad-based process
                                      engineering and design skills, and a large client base in the chemicals, pharmaceuticals and petroleum industries, among others. (Fiscal 1993)

     The Wolder Group                 This acquisition broadened the Company's
                                      geographic presence for its clients in the petroleum industry. It also helped to diversify the Company's west coast operations. (Fiscal 1993)

     The Sigel Group                  This acquisition expanded the Company's
                                      technical and project management
                                      capabilities in the biotechnology /
                                      pharmaceuticals industries. (Fiscal 1993)

     CRS Sirrine & CRSS Constructors  These acquisitions greatly expanded the
                                      Company's professional staff. They
                                      provided broad-based skills in the pulp
                                      and paper market (which was a new market for the Company), and enhanced the Company's capabilities for its clients in both the semiconductor and buildings & infrastructure markets. These acquisitions also strengthened the Company's capabilities in the area of construction management services, expanded the Company's client base, and provided increased resources in the southeast region of the United States. (Fiscal 1994)

      HGC India                       From 1993, when the Company acquired H&G,
                                      to 1997 HGC India was an unconsolidated
                                      affiliate of the Company. This acquisition gave the Company access to the Southern
                                      Asia market, expanded the Company's client base, added professional staff, and enhanced its existing engineering capabilities.
                                      (Fiscal 1997)

     The Serete Group                 This acquisition provided the Company with
                                      an established presence on continental
                                      Europe. It added professional staff, and enhanced the Company's existing engineering capabilities. It also expanded the Company's client base in several key market groups.
                                      (Fiscal 1997)

     In addition to the particular advantages described above, these acquisitions, along with all other acquisitions made by the Company over the past five years, allowed the Company to grow its relationships with its major clients. By expanding into new geographical areas, and by adding to its existing technical and project management capabilities, the Company strives to position itself as a preferred, single-source provider of professional engineering and construction services to its major clients.

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

     The following table sets forth the total revenues of the Company from each of its three basic service categories for each of the five years ended September 30, 1997 (in thousands of dollars):


                                          1993         1994         1995         1996        1997
                                       ----------   ----------   ----------   ----------   --------
     Engineering Services              $  453,247   $  476,491   $  588,399   $  627,622 $  702,068
     Field Services:
      Construction                        424,259      456,750      881,574      925,681    813,926
      Maintenance                         265,420      232,513      253,084      245,667    264,622
                                       ----------   ----------   ----------   ---------- ----------
                                       $1,142,926   $1,165,754   $1,723,057   $1,798,970 $1,780,616
                                       ==========   ==========   ==========   ========== ==========

Engineering
-----------

       The Company employs all of the engineering and related disciplines needed to engineer and design modern process plants (including projects for clients in the chemicals, pharmaceuticals and biotechnology, petroleum, food, and minerals and fertilizers industries), semiconductor facilities, pulp and paper plants, and other facilities (such as high technology manufacturing operations and other specialized plants).

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

     Maintenance
     -----------

       Maintenance generally refers to all of the tasks required to keep a plant in day-to-day operation, including the repair and replacement of pumps, piping, heat exchangers and other equipment. It also includes "turnaround" work which involves major refurbishment which can only be performed when the plant is shut down. Since shutdowns are expensive to the owners of the plant, turnaround work will often require maximizing the number of skilled craft personnel that can work efficiently on a project on a 24 hours per day, seven days per week basis. The Company employs sophisticated computer scheduling and programming to complete turnaround projects quickly and it maintains contact with a large pool of skilled craftsmen it can hire as needed on maintenance and turnaround projects.

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

INDUSTRY GROUPS AND MARKETS
---------------------------
     The Company has chosen to focus its efforts on the following industry groups and markets: chemicals; petroleum; semiconductor; buildings and infrastructure; pulp and paper; pharmaceuticals and biotechnology; and U.S. federal programs. The Company believes these industry groups and markets have sufficient common needs to permit cross-utilization of the Company's resources which help to mitigate the negative effects of a downturn in a single industry.

     The following table sets forth the total revenues of the Company from each of these industry groups and markets for each of the five years ended September 30, 1997 (in thousands of dollars):


                                          1993         1994         1995         1996        1997
                                       ----------   ----------   ----------   ----------   --------
Chemicals                              $  306,296   $  315,991   $  377,731   $  452,448 $  500,446
Semiconductor                              70,249       83,477      264,492      268,520    335,595
Petroleum                                 404,462      372,769      480,472      417,739    248,799
Federal Programs                          161,964      175,846      175,200      145,275    201,644
Buildings and
 Infrastructure                            87,946       88,228      174,183      189,834    183,004
Pulp and Paper                                  -        7,258       85,476      170,553    154,135
Pharmaceuticals
 and Biotechnology                         80,248       97,301      123,683      147,840    140,545
Other                                      31,761       24,884       41,820        6,761     16,448
                                       ----------   ----------   ----------   ---------- ----------
                                       $1,142,926   $1,165,754   $1,723,057   $1,798,970 $1,780,616
                                       ==========   ==========   ==========   ========== ==========

     In the area of federal programs, the Company historically has provided primarily environmental restoration, engineering and consulting services. However, several of the more recent contracts awarded to the Company are for engineering, construction and project management services for the remediation of sites contaminated with hazardous wastes. Maintenance services are provided primarily to the chemicals and petroleum industries.

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

     Petroleum
     ---------
       The Company provides its full line of services to its clients in the petroleum industry. Typical projects in the petroleum area include retrofits, revamps or expansions of existing plants, upgrading individual process units within refineries, new construction and maintenance services. The Company also provides a broad range of consulting services to its clients, including feasibility and multi-client studies. Although the Company's revenues historically have related primarily to projects associated with petroleum refining, more recent contract awards are for services to pipeline companies and companies in businesses upstream of refiners.

     Since 1993, many of the Company's contract awards in the petroleum area have been for plants producing oxygenates and other high-octane fuel blending components for gasoline (such components are required by the Clean Air Act of 1990 in reformulated gasolines in order to reduce the emissions of unburned hydrocarbons and carbon monoxide from automobiles), as well as plants that hydrotreat various fuel fractions to reduce the sulfur content of blended products. The Company has completed several major projects to design, engineer, procure and construct methyl tertiary butyl ether ("MTBE") units and tertiary amyl butyl ether ("TAME") units for a number of major refiners at facilities located throughout the United States. The Company has also utilized its off-site construction capabilities in the construction and installation of these units. The use of off-site construction can help decongest the construction site and allow for parallel construction to proceed simultaneously with the modular activity.

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

     Federal Programs
     ----------------
       A significant portion of the Company's Federal Programs revenues are derived from environmental projects. The Company believes it is one of the leading providers in the United States of environmental restoration, engineering and consulting services, including hazardous waste management and site cleanup and closure. Many of the projects for the U.S. government span several years. For larger programs, the scope of services is such that the Company sometimes teams with other companies in order to execute the project. The Company is currently providing environmental restoration, engineering, construction and site operations and maintenance services for a number of U.S. federal government agencies including the U.S. Department of Energy ("DOE"), the Department of Defense ("DOD") and the U.S. Environmental Protection Agency ("USEPA").

     Demand for the Company's services in this area is strongly affected by the level of enforcement of environmental laws and regulations, and the spending patterns of public and private clients. Currently, there are numerous proposals being offered for consideration to overhaul the U.S. federal regulatory process, the ultimate outcome of which cannot yet be determined. Nevertheless, the Company believes that the DOE and DOD will continue to devote increasingly more of their resources to site remediation and cleanup.

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

     Pulp and Paper
     --------------
       The Company provides a broad range of engineering and construction services to its clients in the pulp and paper industry. Additionally, the Company provides strategic planning and conceptual studies for many of its clients, as well as environmental services relating to compliance with USEPA emission standards. Typical projects in the pulp and paper area range from small mill projects to complex, multi-million dollar paper machine rebuilds, mill expansions and construction of new facilities. Such projects encompass all areas of a mill, including woodyards, pulping and bleaching, papermaking, chemical recovery, material handling and power and steam generation. In the area of papermaking, the Company's expertise includes tissue and towel, coated and uncoated fine papers, newsprint and linerboard. The Company's expertise also includes the converting and packaging of paper products for consumer use. The Company has been instrumental in the design and installation of state-of-the-art facilities for recycle fiber, deinking and pulp bleaching. Chemical recovery and power generation are an integral part of the papermaking process. The Company has broad experience in these areas and has applied its expertise in the engineering and construction of such facilities for the pulp and paper industry.

     As with clients in the petroleum industry, the Company has established formal partnering arrangements with certain clients in the pulp and paper industry. Such arrangements provide for the delivery of on-site engineering services, and often expand to include procurement, construction and construction management services.

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

     Typical projects for clients in this industry include laboratories and research and development facilities, vivariums, pilot plants, chemical production facilities, full-scale biotechnology production facilities, and fill-and-finish facilities. These projects will often employ state-of-the-art know-how in regulatory, barrier technology, and micro-environmental systems, as well as automation, manufacturing and distribution management.

BACKLOG
-------
     For information regarding the Company's backlog, reference should be made to Item 7. -Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in this report.

CUSTOMERS
---------
     For the years ended September 30, 1993, 1994, 1995, 1996 and 1997, revenues from agencies of the U.S. federal government accounted for 14.1%, 15.4%, 11.4%, 8.7% and 12.0%, respectively, of total revenues. Due to the amount of pass-through costs (see "Contracts" below) that may be incurred on construction and maintenance projects, it is not unusual for a client in the private sector to account for more than 10% of revenues in any given year. One client in the private sector accounted for 11.6% and 13.1% of total revenues in 1994 and 1995, respectively. A separate client accounted for 15.3% of total revenues in 1997. No single client in the private sector accounted for 10% or more of total revenues in 1993 or 1996.

FOREIGN OPERATIONS
------------------
     For the years ended September 30, 1993, 1994, 1995, 1996 and 1997, revenues from the Company's international operations were approximately 10.8%, 5.6%, 5.4%, 10.3% and 23.5%, respectively, of total revenues. For fiscal years 1993 through 1996, substantially all such revenues related to the Company's offices in the U.K. and Ireland. In 1997, as discussed above, the Company completed the acquisitions of the Serete Group and HGC India. The Serete Group has operations throughout Europe, and executes projects for commercial clients in the chemicals, pharmaceuticals and semiconductor industries, as well as buildings and infrastructure projects for both commercial and governmental clients. HGC India has operations in India and executes projects for commercial clients in the chemical, pharmaceuticals and petroleum markets.

CONTRACTS
---------
     While there is considerable variation in the pricing provisions of the contracts undertaken by the Company, they can generally be grouped into three broad categories: Cost-reimbursable; guaranteed maximum price and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts during each of the five years ended September 30, 1997:


                                 1993    1994    1995    1996    1997
                                 -----   -----   -----   -----   -----
   Cost-reimbursable               90%     83%     88%     82%     82%
   Guaranteed maximum price         3       8       1       2       2
   Fixed-price                      7       9      11      16      16

     In accordance with industry practice, most of the Company's contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

     When the Company is directly responsible for engineering, design, procurement and construction of a project or the maintenance of a process plant, the Company reflects the cost of materials, equipment and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, these amounts are not reflected in either revenues or costs.
The following table presents the approximate amount of such pass-through costs included in revenues for the years ended September 30, 1993, 1994, 1995, 1996 and 1997 (in millions):

                     1993         1994        1995        1996       1997
                  ----------   ----------  ----------  ---------- ----------
                    $610.7       $629.0     $1,001.3    $1,019.5    $919.6

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

Employees
---------
     At September 30, 1997, the Company had approximately 9,570 full-time employees. Additionally, as of September 30, 1997, there were approximately 6,300 persons employed by the Company in the field on a project basis. The number of such field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the Company's executive officers:


                                                                                             Year Joined
              Name                 Age              Position with the Company               the Registrant
--------------------------------   ---   ------------------------------------------------   --------------

Joseph J. Jacobs                    81   Director and Chairman of the Board                       1947
Noel G. Watson                      61   President, Chief Executive Officer
                                         and Director                                             1965
Robert M. Barton                    75   Secretary                                                1957
William R. Kerler                   68   Executive Vice President, Operations                     1980
Donald J. Boutwell                  60   Group Vice President, Field Services                     1984
Warren M. Dean                      53   Group Vice President, Buildings & Infrastructure         1994
Arlan C. Emmert                     52   Group Vice President, Western Region                     1985
Thomas R. Hammond                   46   Group Vice President, Central Region                     1975
John McLachlan                      51   Group Vice President, Northern Region                    1974
Richard J. Slater                   51   Group Vice President, European Region                    1980
Roger L. Williams                   59   Group Vice President, Southern Region                    1983
Andrew E. Carlson                   64   Senior Vice President, Quality and Safety                1990
Gregory J. Landry                   49   Senior Vice President, Operations                        1984
Craig L. Martin                     48   Senior Vice President, General Sales
                                         and Marketing                                            1994
Michael J. Higgins                  53   Senior Vice President, Federal Programs                  1994
John W. Prosser, Jr.                52   Senior Vice President, Finance and                       1974
                                         Administration and Treasurer
Nazim G. Thawerbhoy                 50   Senior Vice President and Controller                     1979
William C. Markley, III             52   Vice President, Law                                      1981

     All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. Dean, Martin and Higgins, have served in executive capacities with the Company or have been part of its management for more than five years. Prior to joining the Company in 1994, Messrs. Dean and Martin were part of the management of CRSS Inc., or one of its subsidiaries for at least five years. Before he joined the Company in 1994, Mr. Higgins was President and Chief Executive Officer of HazWaste Industries Inc. from 1989 to 1994.

ITEM 2.   PROPERTIES

     The Company owns and leases offices for its professional, technical and administrative staff totaling approximately 2.0 million square feet. The following is a list of the Company's principal locations:

    Country                  State             City
    -------                  -----             ----
     U.S.A.                  California        Pasadena
                                               Long Beach
                                               Sacramento
                             Arizona           Phoenix
                             Colorado          Denver
                             Florida           Lakeland
                             Louisiana         Baton Rouge
                             New Mexico        Albuquerque
                             North Carolina    Raleigh
                             Ohio              Cincinnati
                             Oregon            Portland
                             Pennsylvania      Philadelphia
                             South Carolina    Greenville
                                               Orangeburg
                             Texas             Houston
                             Tennessee         Oak Ridge
                             Virginia          Arlington
                             Wisconsin         Green Bay
     United Kingdom          -                 London
                             -                 Glasgow
                             -                 Manchester
     Republic of Ireland     -                 Cork
                             -                 Dublin
     France                  -                 Paris
                             -                 Lyon
     Italy                   -                 Milan
     Spain                   -                 Madrid
     India                   -                 Mumbai
                             -                 New Delhi
                             -                 Calcutta
     Chile                   -                 Santiago

     In addition to these properties, the Company leases smaller, project offices located throughout the United States and, to a certain extent, France. The Company maintains sales offices at many of its principal locations. The Company has equipment yards located in Houston, Texas and Baton Rouge, Louisiana. The majority of the Company's offices are leased. The Company also rents a portion of its construction equipment on a short-term basis.

ITEM 3.   LEGAL PROCEEDINGS

     In the normal course of business, the Company is subject to certain contractual guarantees and litigation. Generally, such guarantees relate to construction schedules and plant performance. Most of the litigation involves the Company as a defendant in workers' compensation, personal injury and other similar lawsuits. In addition, as a contractor for many agencies of the United States Government, the Company is subject to many levels of audits, investigations and claims by, or on behalf of, the government with respect to its contract performance, pricing, costs, cost allocations and procurement practices. Management believes, after consultation with counsel, that such guarantees, litigation, and United States Government contract-related audits, investigations and claims should not have any material adverse effect on the Company's consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


     The information required by this Item is hereby incorporated by reference from page A-26 of Exhibit 13 to this report.


ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is hereby incorporated by reference from page A-2 of Exhibit 13 to this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is hereby incorporated by reference from pages A-3 through A-7 of Exhibit 13 to this report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is hereby incorporated by reference from pages A-8 through A-27 of Exhibit 13 to this report.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The Company's consolidated financial statements at September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997, together with the report of the independent auditors on those consolidated financial statements are hereby incorporated by reference from Exhibit 13 to this report.

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

 (S) 10.4 Agreement dated as of December 4, 1997 between the Registrant and Dr. Joseph J. Jacobs.

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

 (S) 11. Statement of computation of net income per outstanding share of common stock is hereby incorporated by reference from Appendix A to the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, copies of which are being delivered to (but not filed with, except to the extent incorporated herein) the Commission as an exhibit to this report.

 (S) 13. Appendix A to the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement (which contains the annual financial statements and financial information of Jacobs Engineering Group Inc. for the fiscal year ended September 30, 1997).

 (S) 21.   List of Subsidiaries of Jacobs Engineering Group Inc.

 (S) 23.   Consent of Independent Auditors.

 (S) 27.1  Financial Data Schedules.

___________________________________________

(S)   Being filed herewith.

                                  UNDERTAKINGS

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 33-45914 (filed February 21, 1992) and 333-01317 (filed February 29,
1996):

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

                                      JACOBS ENGINEERING GROUP INC.

Dated:   December 22, 1997            By: NOEL G. WATSON
                                          --------------------------
                                          Noel G. Watson
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


       Signature                               Title                                          DATE

 NOEL G. WATSON                              Director and                                 December 22, 1997
------------------------                     Principal Executive Officer
 Noel G. Watson

 JOSEPH J. JACOBS                            Director                                     December 22, 1997
------------------------
 Joseph J. Jacobs

                                             Director                                     December 22, 1997
 -----------------
 Joseph F. Alibrandi

 PETER H. DAILEY                             Director                                     December 22, 1997
------------------------
 Peter H. Dailey

 ROBERT B. GWYN                              Director                                     December 22, 1997
------------------------
 Robert B. Gwyn

 LINDA K. JACOBS                             Director                                     December 22, 1997
------------------------
 Linda K. Jacobs

 J. CLAYBURN LaFORCE                         Director                                     December 22, 1997
------------------------
 J. Clayburn LaForce

 DALE R. LAURANCE                            Director                                     December 22, 1997
------------------------
 Dale R. Laurance

 LINDA FAYNE LEVINSON                        Director                                     December 22, 1997
------------------------
 Linda Fayne Levinson

 DAVID M. PETRONE                            Director                                     December 22, 1997
------------------------
 David M. Petrone

 JAMES L. RAINEY, JR.                        Director                                     December 22, 1997
------------------------
 James L. Rainey, Jr.
                                             Senior Vice President
                                             Finance and Administration,
                                             and Treasurer (Principal
 JOHN W. PROSSER, JR.                        Financial Officer)                           December 22, 1997
------------------------
 John W. Prosser, Jr.
                                             Senior Vice President and
                                             Controller (Principal Accounting
 NAZIM G. THAWERBHOY                                      Officer)                        December 22, 1997
------------------------
 Nazim G. Thawerbhoy