Form 10-Q
period 1997-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 1998-02-12
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 1997
                                    -----------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from_______ to _______

Commission File Number 1-7463



                         JACOBS ENGINEERING GROUP INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                               95-4081636
-------------------------------------------------------------------------------
   (State of incorporation)     (I.R.S. employer identification number)



1111 South Arroyo Parkway, Pasadena, California                  91105
-------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip code)



                                (626) 578 - 3500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              (X) YES  -  ( ) NO

Number of shares of common stock outstanding at February 11, 1998:  25,643,301

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q


                                                                                          Page No.
-----------------------------------------------------------------------------------------------------
    Part I - Financial Information
           Item 1.   Financial Statements:
                        Consolidated Condensed Balance
                           Sheets as of December 31, 1997
                           and September 30, 1997                                             3

                        Consolidated Condensed Statements
                                    of Income for the Three Months
                                    Ended December 31, 1997 and 1996                          4

                        Consolidated Condensed Statements of
                                    Cash Flows for the Three Months
                                    Ended December 31, 1997 and 1996                          5

                        Notes to Consolidated Condensed
                                    Financial Statements                                      6 - 7

           Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                            8 - 10

   Part II - Other Information

           Item 4.   Submission of Matters to a Vote of
                        Security Holders                                                      11

           Item 5.   Other Information                                                        11 - 12

           Item 6.   Exhibits and Reports on Form 8-K                                         12

   Signatures                                                                                 12


PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except share information)
                                  (Unaudited)

                                                 December 31,    September 30,
                                                         1997             1997
                                                 -------------   --------------
ASSETS
  Current Assets:
    Cash and cash equivalents                        $ 56,131         $ 55,992
    Marketable securities                              21,802           21,130
    Receivables                                       390,430          382,051
    Deferred income taxes                              40,337           40,352
    Prepaid expenses and other                          4,609            4,396
----------------------------------------------       --------         --------
     Total current assets                             513,309          503,921
----------------------------------------------       --------         --------
  Property, Equipment and Improvements, Net            95,354           93,401
----------------------------------------------       --------         --------
  Other Noncurrent Assets:
    Goodwill, net                                      74,950           75,445
    Other                                              75,177           71,436
----------------------------------------------       --------         --------
     Total other noncurrent assets                    150,127          146,881
----------------------------------------------       --------         --------
                                                     $758,790         $744,203
                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                    $    499         $  1,443
    Accounts payable                                  116,549          109,098
    Accrued liabilities                               110,257          129,767
    Customers' advances in excess of
     related revenues                                  88,614           77,149
    Income taxes payable                               15,300            8,261
----------------------------------------------       --------         --------
     Total current liabilities                        331,219          325,718
----------------------------------------------       --------         --------
  Long-term Debt                                       53,395           54,095
----------------------------------------------       --------         --------
  Other Deferred Liabilities                           35,875           34,620
----------------------------------------------       --------         --------
  Minority Interests                                    5,379            5,462
----------------------------------------------       --------         --------
  Commitments and Contingencies
----------------------------------------------
  Stockholders' Equity:
    Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                        -                -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued - 25,816,360 and
       25,810,860 shares, respectively                 25,816           25,811
    Additional paid-in capital                         52,306           52,186
    Retained earnings                                 262,601          249,791
    Other                                              (2,765)          (2,744)
----------------------------------------------       --------         --------
                                                      337,958          325,044
    Less, cost of common stock held
     in treasury (192,600 shares and
     25,000 shares, respectively)                       5,036              736
----------------------------------------------       --------         --------
       Total stockholders' equity                     332,922          324,308
----------------------------------------------       --------         --------
                                                     $758,790         $744,203
                                                     ========         ========

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                  (In thousands, except per-share information)
                                  (Unaudited)


                                                      1997        1996
                                                    ---------   ---------
Revenues                                            $506,359    $433,649
-------------------------------------------------   --------    --------

Costs and Expenses:
  Direct costs of contracts                          440,787     380,207
  Selling, general and administrative expenses        45,322      36,452
  Interest income, net                                  (686)       (665)
  Other income, net                                      (65)       (342)
-------------------------------------------------   --------    --------
                                                     485,358     415,652
                                                    --------    --------

   Income before taxes                                21,001      17,997
-------------------------------------------------   --------    --------

Income Tax Expense                                     8,191       7,127
-------------------------------------------------   --------    --------

Net Income                                          $ 12,810    $ 10,870
=================================================   ========    ========

Net Income Per Share:
   Basic                                            $    .50    $    .42
   Diluted                                          $    .49    $    .42
=================================================   ========    ========

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                 (In thousands)
                                  (Unaudited)

                                                     1997        1996
                                                   ---------   ---------
Cash Flows from Operating Activities:
 Net income                                        $ 12,810    $ 10,870
 Adjustments to reconcile net income
  to net cash flows from operations:
   Depreciation and amortization                      5,269       4,795
   Amortization of deferred gains                      (205)       (205)
   Gains on disposals of assets                           -        (203)
   Changes in assets and liabilities, net:
     Receivables                                    (10,873)     18,252
     Prepaid expenses and other
      current assets                                   (221)         72
     Accounts payable                                 8,020     (12,337)
     Accrued liabilities                            (19,055)     (1,015)
     Customers' advances                             12,907      (4,772)
     Income taxes payable                             7,156       6,260
   Deferred income taxes                                 15         242
   Other, net                                             5          79
------------------------------------------------   --------    --------
 Net cash provided                                   15,828      22,038
------------------------------------------------   --------    --------

Cash Flows from Investing Activities:
 Additions to property and equipment, net
  of disposals                                       (7,665)     (3,445)
 Purchases of investments and marketable
  securities                                         (4,211)     (1,677)
 Net increase in other noncurrent assets               (572)     (2,214)
 Proceeds from sales of marketable securities             -       2,963
------------------------------------------------   --------    --------
  Net cash used                                     (12,448)     (4,373)
------------------------------------------------   --------    --------

Cash Flows from Financing Activities:
 Exercises of stock options, including the
  related income tax benefits                           125         349
 Purchases of treasury stock                         (4,300)     (1,540)
 Increase (decrease) in bank borrowings, net           (933)        618
 Change in other deferred liabilities, net            1,460        (462)
------------------------------------------------   --------    --------
 Net cash used                                       (3,648)     (1,035)
------------------------------------------------   --------    --------

Effect of Exchange Rate Changes                         407         303
------------------------------------------------   --------    --------
Increase in Cash and Cash Equivalents                   139      16,933
Cash and Cash Equivalents at the Beginning
 of the Period                                       55,992      62,865
------------------------------------------------   --------    --------
Cash and Cash Equivalents at the End
 of the Period                                     $ 56,131    $ 79,798
================================================   ========    ========

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at December 31, 1997 and September 30, 1997, and its consolidated results of operations and cash flows for the three months ended December 31, 1997 and 1996.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at December 31, 1997 and September 30, 1997 were unbilled amounts totaling $83,791,900 and $82,972,400, respectively.

3. Property, equipment and improvements are stated at cost and consisted of the following at December 31, 1997 and September 30, 1997 (in thousands):

                                             December 31,   September 30,
                                                     1997            1997
                                             ------------   -------------
      Land                                       $ 12,734        $ 12,983
      Buildings                                    38,413          38,876
      Equipment                                   117,552         114,127
      Leasehold improvements                       22,051          18,411
------------------------------------------       --------        --------
                                                  190,750         184,397
        Less - accumulated depreciation
           and amortization                        95,396          90,996
------------------------------------------       --------        --------
                                                 $ 95,354        $ 93,401
                                                 ========        ========

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

4. Other assets consisted of the following at December 31, 1997 and September 30, 1997 (in thousands):

                                        December 31,   September 30,
                                                1997            1997
                                        ------------   -------------
      Prepaid pension costs                  $11,712         $11,509
      Cash surrender value of life
        insurance policies                    23,980          23,775
      Investments                             20,427          17,014
      Notes receivable                        14,565          14,602
      Miscellaneous                            4,493           4,536
-------------------------------------        -------         -------
                                             $75,177         $71,436
                                             =======         =======

5. During the three months ended December 31, 1997 and 1996, the Company made cash payments of $563,800 and $605,000, respectively, for interest and $1,048,900 and $332,500, respectively, for income taxes.

6. Effective with the first quarter of fiscal 1998, the Company adopted, and retroactively applied, Statement of Financial Accounting Standards No. 128
     - Earnings per Share. Accordingly, basic earnings per share was computed by dividing net income for each of the periods shown by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist solely of stock options.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               December 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation (incorporated by reference from pages A-3 through A-7 of Exhibit 13 of the Company's 1997 Annual Report on Form 10-K).


Results of Operations
---------------------

Revenues for the three months ended December 31, 1997 (the "first quarter of fiscal 1998") were $506.4 million. This was $72.7 million more than the amount for the three months ended December 31, 1996 (the "first quarter of fiscal 1997"). Approximately 63% of the increase in revenues is attributable to the Company's continuing U.S. and European operations (that is, those offices operating during both the first quarter of fiscal 1998 and the first quarter of fiscal 1997). The balance of the increase was due principally to the operations of the Serete Group and HGC-India (two entities acquired by the Company after the first quarter of fiscal 1997). With respect to revenues from the types of services the Company provides, most of the increase in revenues in fiscal 1998 as compared to last year is attributable to higher engineering services activity, as opposed to field services.

As a percent of revenues, direct costs of contracts were 87.1% for the first quarter of fiscal 1998, as compared to 87.7% for the first quarter of 1997. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The improvement in this percentage relationship during the current quarter as compared to the corresponding period last year was due to a proportionately higher level of the Company's overall business volume coming from engineering services relative to construction and maintenance services.

Selling, general and administrative ("SG & A") expenses for the first quarter of 1998 totaled $45.3 million. This was $8.9 million more than the amount of SG & A expenses for the comparable period in fiscal 1997. Of the $8.9 million increase in SG&A expenses, approximately 13% related to the Company's continuing U.S. and European operations, with the balance of the increase being attributed to the Serete Group and HGC-India.

The Company's operating profit (defined as revenues, less direct costs of contracts and SG & A expenses) was $20.2 million for the first quarter of fiscal 1998. This was $3.3 million more than the amount for the first quarter of fiscal 1997. The increase in operating profit was due primarily to the higher level of engineering services activity discussed above, combined with improved margin rates for those services.

The Company's overall effective tax rate was 39.0% for the first quarter of fiscal 1998, as compared to 39.6% for the first quarter of fiscal 1997. The reduction in the Company's effective tax rate is attributable primarily to a lower tax rate on the Company's non-U.S. operations.


Backlog Information
-------------------

The following table summarizes the Company's backlog at December 31, 1997 and 1996 (in millions):

                                        1997       1996
                                    --------   --------
  Engineering services backlog      $  934.2   $  852.0
  Total backlog                      3,045.2    2,847.0


Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased $0.1 million during the three months ended December 31, 1997. This compares to a net increase of $16.9 million during the three months ended December 31, 1996. The Company's operating activities provided a total of $15.8 million of cash and cash equivalents during the first quarter of fiscal 1998. However, these funds were almost entirely employed through the Company's investing activities (which used $12.4 million of cash and cash equivalents during the first quarter of fiscal
1998) and financing activities (which used $3.6 million).

As disclosed above, operating activities contributed $15.8 million of cash and cash equivalents during the first quarter of fiscal 1998. This compares to net contributions of cash of $22.0 million during the first quarter of fiscal 1997. The $6.2 million decrease in cash provided by operations in the first quarter of 1998 as compared to the corresponding period last year occurred in spite of a $1.9 million increase in net income, and was due primarily to the timing of cash receipts and payments relating to receivables and prepaid expenses, and trade payables, accrued liabilities and customer advances, respectively.

The Company's investing activities used $12.4 million of cash and cash equivalents during the three months ended December 31, 1997. This compares to a net use of cash of $4.4 million during the three months ended December 31, 1996. The increase in the amount of cash used in investing activities in the first quarter of fiscal 1998 as compared to last year was due primarily to a $4.2 million increase in purchases of property and equipment (net of disposals), and a $2.5 million increase in purchases of investments and marketable securities.

Cash flows from financing activities used $3.6 million in cash and cash equivalents during the three months ended December 31, 1997. This compares to a net use of cash of $1.0 million during the three months ended December 31, 1996. The increase in the amount of cash used in financing activities in the first quarter of fiscal 1998 as compared to last year was due primarily to an increase in treasury stock purchases. The Company began it's stock buy-back program during the third quarter of fiscal 1996. Through December 31, 1997, the Company has purchased a total of 773,400 shares in the open market at a total cost of $19,965,300.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1998 and beyond. At December 31, 1997, the Company's short-term committed credit facilities totaled $48.3 million through banks in the U.S., the U.K., France, India and Chile, against which $0.5 million was outstanding in the form of direct borrowings.

Forward-Looking Statements
--------------------------

Statements included in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements", as that term is discussed in the Private Securities Litigation Reform Act of 1995. These statements are based on management's current estimates, expectations and projections about the industries in which the Company operates and the services it provides. By their nature, such forward-looking statements involve risks and uncertainties. The Company cautions the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in its forward-looking statements. These factors include the following: increase in competition by foreign and domestic competitors; availability of qualified engineers and other professional staff needed to execute contracts; the timing of new awards and of funding for such awards; the ability of the Company to meet performance or schedule guarantees; cost overruns on fixed, maximum or unit priced contracts; the outcome of pending and future litigation and governmental proceedings; and the cyclical nature of the individual markets in which the Company's customers operate. The preceding list is not all-inclusive, and the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Readers of this Form 10-Q should also read the Company's most recent Annual Report on Form 10-K for a further description of the Company's business, legal proceedings and other information that describes factors that could cause actual results to differ from such forward-looking statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               December 31, 1997



PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 Annual Meeting of Shareholders was held at the Company's headquarters on February 10, 1998, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated January 2, 1998, copies of which have been filed with the Commission pursuant to Regulation 14A.

There were two matters voted upon by the stockholders at the Annual Meeting. Those matters were:

           1. To elect a slate of directors as nominated in the proxy statement (Mr. Joseph F Alibrandi, the Honorable Peter H. Dailey, Mr. Robert B. Gwyn, and Dr. Linda K. Jacobs); and,
           2. To approve the appointment of Ernst & Young LLP as independent auditors for the year ending September 30, 1998.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):


                                                Votes Against                        Broker
                                 Votes For        or Withheld       Abstentions    Non-votes
                                 ---------        ------------      -----------    ---------
1. Election of Directors:
      Joseph F. Alibrandi       21,738,021             229,082             -0-         -0-
      Peter H. Dailey           21,740,961             226,142             -0-         -0-
      Robert B. Gwyn            21,741,659             225,444             -0-         -0-
      Linda K. Jacobs           21,739,459             227,644             -0-         -0-

2. Ratification of the
   Appointment of
   Ernst & Young LLP            21,908,882              30,988         27,233          -0-

The Directors who did not stand for election at the Annual Meeting and whose terms of office continued after the Annual Meeting were: Joseph J. Jacobs, James Clayburn LaForce, Dale R. Laurance, Linda Fayne Levinson, David M. Petrone, James L. Rainey, Jr., and Noel G. Watson.

ITEM 5.  OTHER INFORMATION
Stock Repurchase Program:
------------------------

At its 1998 Annual Meeting of Shareholders, the Company announced that the Board of Directors had approved an additional 2,000,000 shares of the Company's common stock to be added to the Company's stock repurchase program. The repurchase plan was originally approved by the Board of Directors in June 1996 with the authorization of 1,000,000 shares. Against the original authorization, the Company has purchased a total of 773,400 shares in the open market at a total cost of $19,965,300. Taking into consideration the recent action by the Board of Directors, the Company may purchase in the future up to 2,226,600 shares of its common stock. Shares repurchased may be used by the Company to meet the common stock requirements of certain of its benefit plans, as well as for other corporate purposes.

Government Investigation:
------------------------

As a contractor providing services to various agencies of the U.S. government, the Company undergoes regular audits of its books and records by the Defense Contract Audit Agency (the "DCAA"). During a recent audit, the DCAA questioned the Company's method of accounting for rent associated with a building which the Company sold in 1982 then leased from 1983 through 1997. On this issue, the Company has since received a subpoena for information in a civil investigation underway by an Assistant U.S. Attorney for the Central District of California. The Company is cooperating fully with the government and expects to continue to provide documents and make personnel available to the government. Civil subpoenas of this nature usually pertain either to a Department of Justice investigation of a referral from a government agency or as a result of a civil "qui tam" lawsuit which may be under Court seal. In qui tam lawsuits, a private plaintiff alleges violation of the False Claims Act and receives a portion of the government's recovery, if any. During the time a private action is sealed, the government investigates the issues raised by the lawsuit. Additional remedies available to the government include administrative, civil or criminal liabilities, imposition of reimbursements, fines or penalties, and under the False Claims Act, assessment of civil penalties per violation, plus treble the amount of any damages sustained by the government. Whether it is an agency referral, private action, or other procedure and what the result of the government's review of the accounting issues will be or what actions the government may take, if it takes any at all, is unknown at this time. The Company has not been given notice nor served with any claim or lawsuit.

Since no actual claim or lawsuit has been served on the Company, the Company does not possess sufficient information to determine the amount of loss, if any, the Company may sustain, or to reasonably estimate the amount of loss, if any, as a consequence of these accounting issues.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
      (a) Exhibits:
          27.  Financial Data Schedule.

      (b) Reports on Form 8-K:
          Not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

/s/ John W. Prosser, Jr.
------------------------------
John W. Prosser, Jr.
Senior Vice President, Finance
and Administration and Treasurer

Date: February 11, 1998