Form 10-Q
period 1998-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 1998-05-12
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1998
                                    --------------

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from_______ to _______

Commission File Number 1-7463



                         JACOBS ENGINEERING GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                               95-4081636
--------------------------------------------------------------------------------
     (State of incorporation)       (I.R.S. employer identification number)



1111 South Arroyo Parkway, Pasadena, California                  91105
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip code)



                                (626) 578 - 3500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              (X) YES  -  (_) NO

Number of shares of common stock outstanding at May 11, 1998:  25,838,429

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q

                                                                                    Page No.
-------------------------------------------------------------------------------------------------
   Part I - Financial Information
       Item 1.   Financial Statements:
                      Consolidated Condensed Balance
                         Sheets as of March 31, 1998
                         and September 30, 1997                                        3

                      Consolidated Condensed Statements
                         of Income for the Three Months
                         and Six Months Ended
                         March 31, 1998 and 1997                                       4

                      Consolidated Condensed Statements of
                         Cash Flows for the Six Months
                         Ended March 31, 1998 and 1997                                 5

                      Notes to Consolidated Condensed
                         Financial Statements                                      6 - 7

       Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                                  8 - 11

   Part II - Other Information
       Item 4.     Submission of Matters to a Vote of
                      Security Holders                                                11

       Item 5.     Other Information                                                  11

       Item 6.     Exhibits and Reports on Form 8-K                                   12

   Signatures                                                                         12


PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    AT MARCH 31, 1998 AND SEPTEMBER 30, 1997
                    (In thousands, except share information)
                                  (Unaudited)

                                                  March 31,      September 30,
                                                    1998             1997
                                                  --------         --------
ASSETS
  Current Assets:
    Cash and cash equivalents                     $ 67,907         $ 55,992
    Marketable securities                           20,788           21,130
    Receivables                                    383,425          382,051
    Deferred income taxes                           41,334           40,352
    Prepaid expenses and other                      12,775            4,396
                                                  --------         --------
     Total current assets                          526,229          503,921
                                                  --------         --------
  Property, Equipment and Improvements, Net         97,284           93,401
                                                  --------         --------
  Other Noncurrent Assets:
    Goodwill, net                                   73,796           75,445
    Other                                           76,916           71,436
                                                  --------         --------
     Total other noncurrent assets                 150,712          146,881
                                                  --------         --------
                                                  $774,225         $744,203
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                 $      -         $  1,443
    Accounts payable                                93,392          109,098
    Accrued liabilities                            147,416          129,767
    Customers' advances in excess of
     related revenues                               74,618           77,149
    Income taxes payable                            20,124            8,261
                                                  --------         --------
     Total current liabilities                     335,550          325,718
                                                  --------         --------
  Long-term Debt                                    51,773           54,095
                                                  --------         --------
  Other Deferred Liabilities                        32,681           34,620
                                                  --------         --------
  Minority Interests                                 5,472            5,462
                                                  --------         --------
  Commitments and Contingencies
                                                  --------         --------
  Stockholders' Equity:
    Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                     -                -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued - 25,807,668 and
       25,810,860 shares, respectively              25,808           25,811
    Additional paid-in capital                      53,680           52,186
    Retained earnings                              273,585          249,791
    Other                                           (4,324)          (2,744)
                                                  --------         --------
                                                   348,749          325,044
    Less, cost of common stock held
     in treasury (25,000 shares at
     September 30, 1997)                                 -              736
                                                  --------         --------
       Total stockholders' equity                  348,749          324,308
                                                  --------         --------
                                                  $774,225         $744,203
                                                  ========         ========

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                  (In thousands, except per-share information)
                                  (Unaudited)


                                          For the Three Months              For the Six Months
                                             Ended March 31,                  Ended March 31,
                                        ------------------------         -------------------------
                                             1998        1997                 1998         1997
                                           --------    --------            ----------    --------
Revenues                                   $524,776    $437,735            $1,031,135    $871,384
                                           --------    --------            ----------    --------
Costs and Expenses:
  Direct costs of contracts                 455,774     382,705               896,561     762,913
  Selling, general and
   administrative expenses                   47,285      37,269                92,607      73,721
  Interest income, net                         (489)       (709)               (1,175)     (1,374)
  Other (income) expense, net                   368        (437)                  303        (780)
                                           --------    --------            ----------    --------
                                            502,938     418,828               988,296     834,480
                                           --------    --------            ----------    --------

   Income before taxes                       21,838      18,907                42,839      36,904
                                           --------    --------            ----------    --------

Income Tax Expense                            8,518       7,487                16,709      14,614
                                           --------    --------            ----------    --------

Net Income                                 $ 13,320    $ 11,420            $   26,130    $ 22,290
                                           ========    ========            ==========    ========

Net Income Per Share:
  Basic                                    $    .52    $    .44            $     1.02    $    .87
  Diluted                                  $    .51    $    .44            $     1.00    $    .86
                                           ========    ========            ==========    ========

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (In thousands)
                                  (Unaudited)

                                                    March 31,    March 31,
                                                      1998         1997
                                                   ----------   ----------
Cash Flows from Operating Activities:
 Net income                                         $ 26,130     $ 22,290
 Adjustments to reconcile net income
  to net cash flows from operations:
   Depreciation and amortization                      11,396        9,375
   Amortization of deferred gains                       (205)        (410)
   Gains on disposals of assets                            -         (697)
   Changes in assets and liabilities, net:
     Receivables                                     (12,227)      18,940
     Prepaid expenses and other
      current assets                                  (1,360)        (399)
     Accounts payable                                  5,049      (12,176)
     Accrued liabilities                                (391)      12,819
     Customers' advances                              (1,726)         599
     Income taxes payable                             12,079        1,126
   Deferred income taxes                                (982)      (1,640)
   Other, net                                            175          161
                                                    --------     --------
 Net cash provided                                    37,938       49,988
                                                    --------     --------

Cash Flows from Investing Activities:
 Additions to property and equipment, net
  of disposals                                       (15,605)      (9,697)
 Purchases of investments and marketable
  securities                                          (4,374)        (507)
 Proceeds from sales of marketable securities            343        3,551
 Net increase in other noncurrent assets              (2,493)      (1,441)
 Acquisitions of businesses                                -       (2,673)
 Other, net                                               10            -
                                                    --------     --------
 Net cash used                                       (22,119)     (10,767)
                                                    --------     --------

Cash Flows from Financing Activities:
 Exercises of stock options, including the
  related income tax benefits                          5,581        4,955
 Purchases of treasury stock                          (5,127)      (5,961)
 Net increase (decrease) in short-term
  borrowings                                          (1,443)         198
 Net reduction in other deferred liabilities          (1,733)           -
 Other, net                                                -         (323)
                                                    --------     --------
 Net cash used                                        (2,722)      (1,131)
                                                    --------     --------

Effect of Exchange Rate Changes                       (1,182)        (631)
                                                    --------     --------
Increase in Cash and Cash Equivalents                 11,915       37,459
Cash and Cash Equivalents at the Beginning
 of the Period                                        55,992       62,865
                                                    --------     --------
Cash and Cash Equivalents at the End
 of the Period                                      $ 67,907     $100,324
                                                    ========     ========

See the accompanying notes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at March 31, 1998 and September 30, 1997, and its consolidated results of operations for the three months and six months ended March 31, 1998 and March 31, 1997, and its consolidated cash flows for the six months ended March 31, 1998 and March 31, 1997.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at March 31, 1998 and September 30, 1997 were unbilled amounts totaling $82,085,300 and $82,972,400, respectively.

3. Property, equipment and improvements are stated at cost and consisted of the following at March 31, 1998 and September 30, 1997 (in thousands):

                                             March 31,   September 30,
                                               1998          1997
                                             ---------   -------------
      Land                                    $ 12,608        $ 12,983
      Buildings                                 37,816          38,876
      Equipment                                123,002         114,127
      Leasehold improvements                    17,810          18,411
                                              --------        --------
                                               191,236         184,397
        Less - accumulated depreciation
           and amortization                     93,952          90,996
                                              --------        --------
                                              $ 97,284        $ 93,401
                                              ========        ========


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

4. Other assets consisted of the following at March 31, 1998 and September 30, 1997 (in thousands):

                                        March 31,   September 30,
                                          1998          1997
                                        ---------   -------------
      Prepaid pension costs               $11,891         $11,509
      Cash surrender value of life
        insurance policies                 26,761          23,775
      Investments                          17,297          17,014
      Notes receivable                     14,397          14,602
      Miscellaneous                         6,570           4,536
                                          -------         -------
                                          $76,916         $71,436
                                          =======         =======

5. During the six month periods ended March 31, 1998 and 1997, the Company made cash payments of $957,900 and $1,053,700, respectively, for interest and $15,530,500 and $14,278,100, respectively, for income taxes.

6. Effective with the first quarter of fiscal 1998, the Company adopted, and retroactively applied, Statement of Financial Accounting Standards No. 128
     - Earnings per Share ("SFAS No. 128"). Accordingly, basic earnings per share ("EPS") was computed by dividing net income for each of the periods shown by the weighted average number of shares of common stock outstanding during each such period. Diluted EPS was computed by dividing net income by the weighted average number of shares of common stock and dilutive securities outstanding (consisting solely of nonqualified stock options). The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS (in thousands):

                                     Three Months Ended     Six Months Ended
                                           March 31,           March 31,
                                     ------------------     ----------------
                                         1998     1997        1998     1997
                                        ------   ------      ------   ------
 Weighted average shares
  outstanding (denominator
  used to compute Basic EPS)            25,678   25,684      25,718   25,703
 Effect of employee and outside
  director stock options                   369      251         332      215
                                        ------   ------      ------   ------
 Denominator used to compute
  Diluted EPS                           26,047   25,935      26,050   25,918
                                        ======   ======      ======   ======


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

The following discussion should be read in conjunction with Management's Discussion and Analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.

Results of Operations
---------------------

Revenues for the three months ended March 31, 1998 (the "second quarter of 1998") were $524.8 million; this was $87.0 million more than the amount for the three months ended March 31, 1997 (the "second quarter of 1997"). This increase in revenues was attributable to an increase in the overall business volume relating to the Company's continuing U.S. and European operations (that is, those offices operating during both the first half of fiscal 1998 and the first half of fiscal 1997), combined with the additive effect of companies acquired in fiscal 1997, and in particular to the Serete Group (because the Serete Group was acquired in the fourth quarter of 1997, there were no revenues included for it in the consolidated condensed statements of income for the second quarter of
1997).

For the six months ended March 31, 1998, revenues totaled $1,031.1 million; this was $159.8 million more than the amount for the corresponding period last year. Approximately one-half of this increase was attributable to the Company's continuing U.S. and European operations with the balance attributed to companies acquired last year.

Including acquisitions, revenues from engineering services for the second quarter of 1998 were approximately 42.2% higher than the amount for the second quarter of 1997. For the six months ended March 31, 1998, revenues from engineering services were approximately 35.4% higher than the comparable 1997 amount. Although revenues from field services activities for both the current quarter and current year-to-date periods were also higher as compared to their corresponding periods last year, the percentage increase was not as high as that of engineering services.

As a percent of revenues, direct costs of contracts were 86.8% for the second quarter of 1998, as compared to 87.4% for the second quarter of 1997. For the six months ended March 31, 1998, direct costs of contracts comprised 86.9% of revenues, as compared to 87.6% for the six months ended March 31, 1997. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The improvements in this percentage relationship during both the current quarter and the current year-to-date period as compared to the corresponding periods last year were due to a proportionately higher level of the Company's overall business volume coming from engineering services relative to construction and maintenance services.

Selling, general and administrative ("SG & A") expenses for the second quarter of 1998 totaled $47.3 million; this was $10.0 million more than the amount for the second quarter of 1997. For the six months ended March 31, 1998, SG & A expenses totaled $92.6 million; this was $18.9 million more than the amount for the six months ended March 31, 1997. These increases were due entirely to the results of operations of the Serete Group and HGC-India (majority ownership in HGC-India was also acquired in 1997). With respect to the Company's continuing U.S. and European operations, SG & A expenses for both the second quarter of 1998 and the six months ended March 31, 1998 were lower as compared to the corresponding periods last year.

The Company's operating profit (defined as revenues, less direct costs of contracts and SG & A expenses) was $21.7 million for the second quarter of 1998; this was $4.0 million more than the amount for the second quarter of 1997. For the six months ended March 31, 1998, the Company's operating profit was $42.0 million; this was $7.2 million more than the amount for the six months ended March 31, 1997. These increases in operating profit were due to the business growth of the Company's continuing U.S. and European operations discussed above, the improvement in SG & A expense control among those continuing operations and the operating profit contributed by the businesses acquired in 1997.

The Company's overall effective tax rate was 39.0% for both the second quarter of 1998 and the six months ended March 31, 1998. This compares to an effective tax rate of 39.6% for both the second quarter of 1997 and the six months ended March 31, 1997. The reduction in the Company's effective tax rate is attributable primarily to a lower tax rate on the Company's non-U.S. operations.


Backlog Information
-------------------

The following table summarizes the Company's backlog at March 31, 1998 and 1997 (in millions):

                                      1998       1997
                                    --------   --------
  Engineering services backlog      $  985.3   $  878.0
  Total backlog                      3,006.6    2,910.9


Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased $11.9 million during the six months ended March 31, 1998. This compares to a net increase of $37.5 million of cash and cash equivalents during the corresponding period last year. The current year increase in cash and cash equivalents was due to cash provided by operations ($37.9 million), offset in part by cash used in investing activities ($22.1 million), financing activities ($2.7 million), and the effect of exchange rate changes ($1.2 million).

Operations contributed $37.9 million of cash and cash equivalents during the six months ended March 31, 1998. This compares to net contributions of cash of $50.0 million during the six months ended March 31, 1997. The $12.1 million decrease in cash provided by operations in 1998 as compared to 1997 occurred in spite of a $3.8 million increase in net income, and was due primarily to the timing of cash receipts and payments relating primarily to receivables, and trade payables, accrued liabilities, customer advances and income taxes payable, respectively.

The Company's investing activities used $22.1 million of cash and cash equivalents during the six months ended March 31, 1998. This compares to a net use of cash of $10.8 million during the six months ended March 31, 1997. The increase in the amount of cash used in investing activities in the six months ended March 31, 1998 as compared to last year was due primarily to a $5.9 million increase in purchases of property and equipment (net of disposals), and a $3.9 million increase in purchases of investments and marketable securities. Also contributing to the increase in cash used for investing activities in 1998 as compared to 1997 was a reduction in cash generated from the sales of marketable securities, combined with a slight increase in 1998 in other noncurrent assets.

Included in the Company's 1997 investing activities was $2.7 million, net, towards the acquisition of two engineering and construction companies. No similar transaction occurred during the first six months of 1998.

Included in the 1998 figure for additions to property and equipment were costs incurred and capitalized relating to the Company's new, leased headquarters facility in Pasadena, California.

Subsequent to March 31, 1998, the Company completed the purchase of certain real property located in Charleston, South Carolina. The property will be developed into a new, modular design and manufacturing facility, which will enhance and expand the Company's existing modular construction capabilities. Because of the deep-water port access of the new facility, the Company will be able to design and construct modules of almost any size. The total estimated cost of the project is approximately $19.0 million. In order to finance the purchase and development of the Charleston facility, the Company liquidated approximately $10.0 million of marketable securities, and will sell its existing modular design and manufacturing facilities located in Orangeburg, South Carolina.

The Company's financing activities used $2.7 million in cash and cash equivalents during the six months ended March 31, 1998. This compares to a net use of cash of $1.1 million during the six months ended March 31, 1997. The increase in the amount of cash used in financing activities during the six months ended March 31, 1998 as compared to last year was due primarily to a $1.7 million increase in cash used to pay-down other deferred liabilities.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1998 and beyond. At March 31, 1998, the Company's short-term committed credit facilities totaled $48.1 million through banks located primarily in the U.S., the U.K., France, India and Chile, against which only very minor amounts were outstanding in the form of direct borrowings.

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


PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this Item is hereby incorporated by reference from
Item 4 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1997 filed with the Commission on February 12, 1998.

ITEM 5.    OTHER INFORMATION

In Item 5 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1997, the Company disclosed that it was responding to a subpoena for information from the U.S. Attorney's office regarding the Company's method of accounting for rent for a building that the Company sold in 1982, and then leased from 1983 through 1997. On March 9, 1998, the U.S. Attorney for the Central District of California announced that it was intervening in a Whistleblower Federal False Claims Act suit filed by a former employee of the Company. The Whistleblower lawsuit, which has been unsealed but not served on the Company, alleges that the Company overbilled the government for lease charges arising out of the 1982 sale and lease of its former headquarters building. It is the Company's position that the real estate transaction that is the subject of the suit occurred over 15 years ago and has been consistently disclosed to the government every year since that time, that the Company did not bill for any charges that it did not in fact incur and believes its accounting treatment of the question lease charges complied with the applicable regulations, and that the Company intends to vigorously defend the action.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                March 31, 1998


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
      (a)  Exhibits:
           27.1  Financial Data Schedule.
           27.2 Financial Data Schedule - Restated (March 31, 1997; restated to show earnings per share calculated in accordance with SFAS No. 128).
           27.3 Financial Data Schedule - Restated (June 30, 1997; restated to show earnings per share calculated in accordance with SFAS No. 128).
           27.4 Financial Data Schedule - Restated (September 30, 1997; restated to show earnings per share calculated in accordance with SFAS No. 128).
           27.5 Financial Data Schedule - Restated (September 30, 1996; restated to show earnings per share calculated in accordance with SFAS No. 128).

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


Date:  May 12, 1998