Form 10-Q
period 1998-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 1998-08-12
CIK 52988

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended June 30, 1998

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

                            ( X ) YES  -  (   ) NO

Number of shares of common stock outstanding at August 11, 1998:  25,562,818

                         JACOBS ENGINEERING GROUP INC.

                              INDEX TO FORM 10-Q



                                                                Page No.
-------------------------------------------------------------------------------
   Part I - Financial Information
       Item 1. Financial Statements:
                 Consolidated Condensed Balance
                    Sheets at June 30, 1998
                    and September 30, 1997                         3

                 Consolidated Condensed Statements
                    of Income for the Three Months
                    and Nine Months Ended
                    June 30, 1998 and 1997                         4

                 Consolidated Condensed Statements of
                    Cash Flows for the Nine Months
                    Ended June 30, 1998 and 1997                   5

                 Notes to Consolidated Condensed
                    Financial Statements                       6 - 7

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                   8 - 11

   Part II - Other Information
       Item 5. Other Information                                  12

       Item 6. Exhibits and Reports on Form 8-K                   13

   Signatures                                                     13

PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    AT JUNE 30, 1998 AND SEPTEMBER 30, 1997
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (Unaudited)

                                                         June 30,     September 30,
                                                           1998           1997
-----------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash and cash equivalents                           $  67,236      $  55,992
    Marketable securities                                  16,251         21,130
    Receivables                                           381,384        382,051
    Deferred income taxes                                  39,846         40,352
    Prepaid expenses and other                             14,272          4,396
-----------------------------------------------------------------------------------
      Total current assets                                518,989        503,921
-----------------------------------------------------------------------------------
 Property, Equipment and Improvements, Net                108,938         93,401
-----------------------------------------------------------------------------------
 Other Noncurrent Assets:
   Goodwill, net                                           73,543         75,445
   Other                                                   80,069         71,436
     Total other noncurrent assets                        153,612        146,881
-----------------------------------------------------------------------------------
                                                       $  781,539     $  744,203
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                          $  892       $  1,443
    Accounts payable                                       80,850        109,098
    Accrued liabilities                                   135,723        129,767
  Customers' advances in excess of
   related revenues                                        90,940         77,149
  Income taxes payable                                     25,239          8,261
-----------------------------------------------------------------------------------
    Total current liabilities                             333,644        325,718
-----------------------------------------------------------------------------------
 Long-term Debt                                            52,479         54,095
-----------------------------------------------------------------------------------
 Other Deferred Liabilities                                32,457         34,620
-----------------------------------------------------------------------------------
 Minority Interests                                         5,809          5,462
-----------------------------------------------------------------------------------
 Commitments and Contingencies
-----------------------------------------------------------------------------------
 Stockholders' Equity:
   Capital stock:
     Preferred stock, $1 par value,
      authorized - 1,000,000 shares,
      issued and outstanding - none                               -              -
   Common stock, $1 par value,
    authorized - 60,000,000 shares,
    issued - 25,858,200 and
    25,810,860 shares, respectively                        25,858         25,811
  Additional paid-in capital                               55,173         52,186
  Retained earnings                                       287,352        249,791
  Other                                                    (4,286)        (2,744)
-----------------------------------------------------------------------------------
                                                          364,097        325,044
  Cost of common stock held in treasury
   (221,100 and 25,000 shares, respectively)               (6,947)          (736)
-----------------------------------------------------------------------------------
    Total stockholders' equity                            357,150        324,308
-----------------------------------------------------------------------------------
                                                       $  781,539     $  744,203
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

SEE THE ACCOMPANYING NOTES.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                 (IN THOUSANDS, EXCEPT PER-SHARE INFORMATION)
                                  (Unaudited)

                                                          For the Three Months           For the Nine Months
                                                               Ended June 30,                Ended June 30,
                                                          --------------------           -------------------
                                                           1998           1997           1998           1997
----------------------------------------------------------------------------------------------------------------
Revenues                                               $  525,034     $  430,177   $  1,556,169   $  1,301,561

Costs and Expenses:
  Direct costs of contracts                               457,679        373,230      1,354,240      1,136,143
  Selling, general and
   administrative expenses                                 44,881         38,351        137,488        112,073
  Interest income, net                                       (580)        (1,253)        (1,755)        (2,628)
  Other (income) expense, net                                 301             31            604           (749)
----------------------------------------------------------------------------------------------------------------
                                                          502,281        410,359      1,490,577      1,244,839
----------------------------------------------------------------------------------------------------------------

  Income before taxes                                      22,753         19,818         65,592         56,722
----------------------------------------------------------------------------------------------------------------
Income Tax Expense                                          8,873          7,848         25,582         22,462
----------------------------------------------------------------------------------------------------------------
Net Income                                              $  13,880      $  11,970      $  40,010      $  34,260
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Net Income Per Share:
  Basic                                                    $  .54         $  .47        $  1.55        $  1.33
  Diluted                                                  $  .53         $  .46        $  1.53        $  1.32
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


SEE THE ACCOMPANYING NOTES.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                         June 30,       June 30,
                                                           1998           1997
---------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                            $  40,010      $  34,260
  Adjustments to reconcile net income
   to net cash flows from operations:
    Depreciation and amortization                          18,128         14,398
    Amortization of deferred gains                           (205)          (615)
    Gains on disposals of assets                                -           (742)
    Changes in assets and liabilities, net:
      Receivables                                          (8,923)         1,490
      Prepaid expenses and other
       current assets                                      (2,706)          (322)
    Accounts payable                                       (7,834)       (16,795)
    Accrued liabilities                                   (13,397)        39,445
    Customers' advances                                    14,341            (45)
    Income taxes payable                                   17,128           (288)
  Deferred income taxes                                       506         (1,641)
  Other, net                                                  269            244
---------------------------------------------------------------------------------
Net cash provided                                          57,317         69,389
---------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Additions to property and equipment, net
   of disposals                                           (33,380)       (20,187)
  Purchases of marketable securities
   and investments                                         (6,120)       (21,705)
  Proceeds from sales of marketable securities
   and investments                                          4,195          3,597
  Net increase in other noncurrent assets                  (2,616)        (2,820)
  Acquisitions of businesses                                    -         (7,562)
  Other, net                                                  347              -
---------------------------------------------------------------------------------
  Net cash used                                           (37,574)       (48,677)
---------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Exercises of stock options, including the
   related income tax benefits                              7,290          5,878
  Purchases of treasury stock                             (12,074)        (7,286)
  Net decrease in short-term borrowings                      (583)          (824)
  Net reduction in other deferred liabilities              (1,958)             -
  Other, net                                                    -           (298)
---------------------------------------------------------------------------------
  Net cash used                                            (7,325)        (2,530)
---------------------------------------------------------------------------------

Effect of Exchange Rate Changes                            (1,174)          (726)
---------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                      11,244         17,456
Cash and Cash Equivalents at the Beginning
 of the Period                                             55,992         62,865
---------------------------------------------------------------------------------
Cash and Cash Equivalents at the End
 of the Period                                          $  67,236      $  80,321
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

SEE THE ACCOMPANYING NOTES.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

1. The accompanying consolidated condensed financial statements and financial information included herein have been prepared by the Company, without audit, pursuant to the interim period reporting requirements of Form 10-Q. Therefore, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto incorporated into the Company's latest Annual Report on Form 10-K.

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at June 30, 1998 and September 30, 1997, and its consolidated results of operations for the three months and nine months ended June 30, 1998 and June 30, 1997, and its consolidated cash flows for the nine months ended June 30, 1998 and June 30, 1997.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at June 30, 1998 and September 30, 1997 were unbilled amounts totaling $109,865,600 and $82,972,400, respectively.

3. Property, equipment and improvements are stated at cost and consisted of the following at June 30, 1998 and September 30, 1997 (in thousands):

                                                         June 30,  September 30,
                                                            1998           1997
-----------------------------------------------------------------------------------
  Land                                                  $  13,097      $  12,983
  Buildings                                                46,618         38,876
  Equipment                                               126,427        114,127
  Leasehold improvements                                   20,450         18,411
---------------------------------------------------------------------------------
                                                          206,592        184,397
    Less - accumulated depreciation
        and amortization                                   97,654         90,996
---------------------------------------------------------------------------------
                                                       $  108,938      $  93,401
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

4. Other assets consisted of the following at June 30, 1998 and September 30, 1997 (in thousands):

                                                         June 30,  September 30,
                                                            1998           1997
---------------------------------------------------------------------------------
  Prepaid pension costs                                 $  11,838      $  11,509
  Cash surrender value of life
   insurance policies                                      26,922         23,775
  Investments                                              23,622         17,014
  Notes receivable                                         14,397         14,602
  Miscellaneous                                             3,290          4,536
---------------------------------------------------------------------------------
                                                        $  80,069      $  71,436
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

5. During the nine month periods ended June 30, 1998 and 1997, the Company made cash payments of $1,806,600 and $1,700,900, respectively, for interest and $19,202,800 and $22,818,900, respectively, for income taxes.

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

                                               Three Months Ended            Nine Months Ended
                                                     June 30,                     June 30,
                                               ------------------           -------------------
                                                1998        1997             1998         1997
                                               ------      ------           -----        ------
Weighted average shares
  outstanding (denominator
  used to compute Basic EPS)                   25,773      25,741           25,731       25,714
Effect of employee and outside
  director stock options                          511         272              364          241
                                               ------      ------           ------       ------
Denominator used to compute
  Diluted EPS                                  26,284      26,013           26,095       25,955
                                               ------      ------           ------       ------
                                               ------      ------           ------       ------

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with Management's Discussion and Analysis of financial condition and results of operations incorporated by reference into the Company's latest Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1998 (the "third quarter of 1998") were $525.0 million; this was $94.9 million more than the amount for the three months ended June 30, 1997 (the "third quarter of 1997"). This increase in revenues was attributable to an increase in the overall business volume relating to the Company's continuing U.S. and European operations (that is, those offices operating during the comparable periods of both fiscal 1998 and fiscal 1997), combined with the additive effect of companies acquired in fiscal 1997.

For the nine months ended June 30, 1998, revenues totaled $1,556.2 million; this was $254.6 million more than the amount for the corresponding period last year. Approximately one-half of this increase was attributable to the Company's continuing U.S. and European operations with the balance attributable to companies acquired last year.

Including acquisitions, revenues for the third quarter of 1998 from engineering services were approximately 22.2% higher than the amount for the third quarter of 1997, and revenues from field services were approximately 21.9% higher than the comparable 1997 amount. For the nine months ended June 30, 1998, revenues from engineering services were approximately 30.8% higher than the 1997 amount, and field services revenues showed an approximate 13.5% increase as compared to last year.

As a percent of revenues, direct costs of contracts were 87.2% for the third quarter of 1998, as compared to 86.8% for the third quarter of 1997. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. In general, the increase in this percentage relationship during the current quarter as compared to last year was due to an increase in field services activity. For the nine months ended June 30, 1998, direct costs of contracts were 87.0% of revenues, as compared to 87.3% for the nine months ended June 30, 1997. In general, the improvement in this percentage relationship during the current nine-month period as compared to last year was due to a proportionately higher amount of the Company's total business volume coming from engineering services relative to construction and maintenance services.

Selling, general and administrative ("SG & A") expenses for the third quarter of 1998 totaled $44.9 million; this was $6.5 million more than the amount for the third quarter of 1997. For the nine months ended June 30, 1998, SG & A expenses totaled $137.5 million; this was $25.4 million more than the amount for the nine months ended June 30, 1997. These increases were due almost entirely to the results of operations of the Serete Group and HGC-India (the Serete Group was acquired during the fourth quarter of 1997; majority ownership in HGC-India was acquired during the second quarter of 1997). With respect to the Company's continuing U.S. and European operations, SG & A expenses for the nine months ended June 30, 1998 were lower as compared to the corresponding period last year.

The Company's operating profit (defined as revenues, less direct costs of contracts and SG & A expenses) was $22.5 million for the third quarter of 1998; this was $3.9 million more than the amount for the third quarter of 1997. For the nine months ended June 30, 1998, the Company's operating profit was $64.4 million; this was $11.1 million more than the amount for the nine months ended June 30, 1997. These increases in operating profit were due to the business growth of the Company's continuing U.S. and European operations discussed above, the improvement in SG & A expense control among those continuing operations and the operating profit contributed by the businesses acquired in 1997.

The Company's overall effective tax rate was 39.0% for both the third quarter of 1998 and the nine months ended June 30, 1998. This compares to an effective tax rate of 39.6% for both the third quarter of 1997 and the nine months ended June 30, 1997. The reduction in the Company's effective tax rate is attributable primarily to a lower tax rate on the Company's non-U.S. operations.


BACKLOG INFORMATION

The following table summarizes the Company's backlog at June 30, 1998 and 1997 (in millions):

                                         1998           1997
                                     --------        -------
  Engineering services backlog       $1,000.5        $ 885.0
  Total backlog                       3,210.5        2,940.0


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $11.2 million during the nine months ended June 30, 1998. This compares to a net increase of $17.5 million of cash and cash equivalents during the corresponding period last year. The current year increase in cash and cash equivalents was due to cash provided by operations ($57.3 million), offset in part by cash used in investing activities ($37.6 million), financing activities ($7.3 million), and the effect of exchange rate changes ($1.2 million).

Operations contributed $57.3 million of cash and cash equivalents during the nine months ended June 30, 1998. This compares to net contributions of cash of $69.4 million during the nine months ended June 30, 1997. The $12.1 million decrease in cash provided by operations in 1998 as compared to 1997 occurred in spite of a $5.8 million increase in net income and a $4.1 million increase in non-cash charges (net of noncash sources of income), and was due primarily to the timing of cash receipts and payments relating primarily to receivables, and trade payables, accrued liabilities, customer advances and income taxes payable, respectively.

The Company's investing activities used $37.6 million of cash and cash equivalents during the nine months ended June 30, 1998. This compares to a net use of cash of $48.7 million during the nine months ended June 30, 1997. The decrease in the amount of cash used in investing activities during the nine months ended June 30, 1998 as compared to last year was due primarily to a $16.2 million decline in purchases of marketable securities and investments (net of sales), and a $7.6 million reduction in cash used for the acquisition of businesses. These decreases were offset in part by a $13.2 million increase in cash used for additions to property and equipment (net of disposals).

Included in the 1998 figure for additions to property and equipment were costs incurred and capitalized relating to the Company's new, leased headquarters facility in Pasadena, California. Also included were costs incurred in connection with the purchase of certain real property located in Charleston, South Carolina. This property is being developed into a new, modular design and manufacturing facility, which will enhance and expand the Company's existing modular construction capabilities. The total estimated cost of the project is approximately $19.0 million, and will be financed through working capital and the sale of the Company's existing modular construction facilities located in Orangeburg, South Carolina.

The Company's financing activities used $7.3 million in cash and cash equivalents during the nine months ended June 30, 1998. This compares to a net use of cash of $2.5 million during the nine months ended June 30, 1997. The increase in the amount of cash used in financing activities during the nine months ended June 30, 1998 as compared to last year was due primarily to a $4.8 million increase in cash used to purchase treasury stock, and $2.0 million used to pay-down other deferred liabilities. These uses of cash and cash equivalents were offset in part by a $1.4 million increase in cash received in connection with the exercise of stock options (including shares sold through the employee stock purchase plan).

The Company believes it has adequate capital resources to fund its operations for the remainder of 1998 and beyond. At June 30, 1998, the Company's short-term committed credit facilities totaled $48.4 million through banks located primarily in the U.S., the U.K., France, India and Chile, against which only $0.9 million was outstanding in the form of direct borrowings.

FORWARD-LOOKING STATEMENTS

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

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1998


PART II - OTHER INFORMATION

ITEM 5.        OTHER INFORMATION
SHAREHOLDERS' PROPOSALS:
By reason of a recent amendment to the Proxy Rules of the Securities and Exchange Commission, the statement under the caption "Shareholders' Proposals" on page 13 of the Company's Proxy Statement dated January 2, 1998 is hereby amended to add the following language:

               "A shareholder who desires to present a proposal or to nominate a person for election to the Board of Directors at the annual meeting of shareholders of the Company to be held on February 9, 1999 must notify the Company of the business to be presented at that meeting. Such notice must be received by the Company at its principal office at 1111 South Arroyo Parkway, Pasadena, California 91105 prior to November 25, 1998.

               "If timely notice of the business to be presented is not given, then persons named on the proxy cards to be distributed by the Company with its Proxy Statement for that annual meeting may use the discretionary voting authority granted to them by those proxy cards when the proposal is raised at the annual meeting whether or not there is any discussion of the matter in the Proxy Statement."


GOVERNMENT INVESTIGATION:
In Item 5 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, the Company disclosed that on March 9, 1998, the U.S. Attorney for the Central District of California announced that it was intervening in a Whistleblower Federal False Claims Act suit filed by a former employee of the Company. The Whistleblower lawsuit, which has been now served on the Company, alleges that the Company overbilled the government for lease charges arising out of the 1982 sale and lease of its former headquarters building. It is the Company's position that the real estate transaction that is the subject of the suit occurred over 15 years ago and has been consistently disclosed to the government every year since that time, and that the Company did not bill for any charges that it did not in fact incur and believes its accounting treatment of the questioned lease charges complied with the applicable regulations. The Company is vigorously defending the action.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 JUNE 30, 1998

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Exhibits:
          27   Financial Data Schedule.

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


Date:     August 12, 1998