Form 10-K
period 1998-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 1998-12-28
CIK 52988

                                                                            1998
================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998

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

                              ___________________

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $857,055,000 as of December 24, 1998, based upon the last reported sales price on the New York Stock Exchange. For this purpose, the Registrant considers Dr. Joseph J. Jacobs to be its only affiliate.

As of December 24, 1998, the Registrant had outstanding 25,641,040 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement issued in connection with its 1999 Annual Meeting of Shareholders (Part II and Part III).

================================================================================

                                    PART I

Item 1.   BUSINESS

General
-------
     Jacobs Engineering Group Inc. (the "Company") is one of the largest professional service firms in the United States providing engineering, design and consulting services; construction and construction management services; and process plant maintenance services to a broad range of industrial, commercial and governmental clients. The Company provides its services through offices and subsidiaries located in the United States, Europe, India, Mexico and Chile.

     The Company focuses its services on selected industry groups and markets including chemicals; petroleum; semiconductor; pulp and paper; pharmaceuticals and biotechnology; federal programs; and buildings and infrastructure (this last group includes transportation and health care projects, commercial and governmental buildings, and other industrial projects).

     Over the past several years, the Company has grown its business through both internal initiatives and strategic acquisitions. The acquisitions have allowed the Company to (i) expand or enhance the range of services it provides its clients; (ii) expand its client base; and (iii) provide access to new geographical areas.

     In Fiscal 1994, the Company acquired CRS Sirrine and CRSS Constructors (whose principal offices are located primarily within the United States). These acquisitions greatly expanded the Company's professional staff. They provided broad-based skills in the pulp and paper market (which was a new market for the Company at that time), and enhanced the Company's capabilities for its clients in both the semiconductor and buildings and infrastructure markets. These acquisitions also strengthened the Company's capabilities in the area of construction management services, expanded the Company's client base, and provided increased resources in the southeast region of the United States.

     In Fiscal 1997, the Company acquired The Serete Group (headquartered in Paris, France). This acquisition provided the Company with an established presence in France, Spain and Italy. It added professional staff, and enhanced the Company's existing engineering capabilities. It also expanded the Company's client base in several key market groups. Also in Fiscal 1997, the Company increased its ownership interest (such that the Company became the majority owner) in Humphreys & Glasgow Consultants Limited (headquartered in Mumbai, India). This acquisition gave the Company access to the Southern Asia market, expanded the Company's client base and added professional staff. Also in Fiscal 1997, the Company acquired certain assets and contracts of an engineering business specializing in the mining and minerals markets with offices in Denver, Colorado and Santiago, Chile.

     In addition to the particular advantages described above, these acquisitions have allowed the Company to grow its relationships with its major clients. By expanding into new geographical areas, and by adding to its existing technical and project management capabilities, the Company strives to position itself as a preferred, single-source provider of professional engineering and construction services to its major clients.

     In December 1998, the Company signed an agreement and plan of merger with the Sverdrup Corporation ("Sverdrup"). If and when the transaction is completed, Sverdrup Corporation will become a wholly-owned subsidiary of the Company. Sverdrup is one of the largest professional service firms in the United States engaged in engineering, architecture, construction and construction management, and scientific services. Sverdrup employs more than 5,500 people located in more than 30 offices primarily within the United States. Sverdrup provides its services to clients in three broad business areas: civil engineering and construction (e.g., providing design and construction services for wastewater treatment plants, and roads, bridges, railroads and other transportation facilities); the facilities market (e.g., providing design, construction management and program management services on projects for educational facilities, correctional facilities, and other government and commercial buildings and programs); and advanced technology (e.g., providing a wide-range of services, including operations and maintenance services, to government and private clients for testing facilities, research centers, and other high-technology facilities). The merger is expected to be completed early in the second quarter of fiscal 1999.

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

     The following table sets forth the total revenues of the Company from each of its three basic service categories for each of the five years ended September 30, 1998 (in thousands of dollars):

                              1994         1995         1996         1997         1998
                           ----------   ----------   ----------   ----------   ----------
 Engineering Services      $  476,491   $  588,399   $  627,622   $  702,068   $  822,515
 Field Services:
  Construction                456,750      881,574      925,681      813,926    1,011,832
  Maintenance                 232,513      253,084      245,667      264,622      266,798
                           ----------   ----------   ----------   ----------   ----------
                           $1,165,754   $1,723,057   $1,798,970   $1,780,616   $2,101,145
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

     With respect to the Federal Programs area of the Company's business (a substantial portion of which involve environmental projects), the Company employs all of the requisite engineering, scientific, public health and related skills to consult, investigate, study, manage and provide remedial engineering for major environmental programs. The Company's capabilities in process engineering and construction combined with its environmental expertise allow it to offer its clients a wide range of services as a single-source provider. Accordingly, the Company has been awarded contracts requiring a combination of traditional process engineering and environmental services.

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

     Construction
     ------------
     The Company provides traditional field construction as well as construction management services to private and public sector clients in virtually all of the industries to which it provides engineering services. The Company can also provide its clients with Advanced Construction Technology ("ACT")(R). ACT is an advanced form of off-site engineering, design, fabrication and assembly, and field erection. ACT provides clients with an alternative approach to traditional methods of engineering and construction which can compress and shorten the construction schedule, as well as help to reduce costs. In the environmental area, recent contract awards from clients in the public sector require the Company to provide environmental remedial construction services.

     Historically, the Company's field construction activities have been focused primarily on those construction projects for which the Company performed the related engineering and design work. By focusing its construction efforts on such projects, the Company seeks to avoid the risk of constructing complex plants based on designs prepared by others. The financial risk to the Company of constructing complex plants based on designs prepared by third parties may be particularly significant on fixed-price contracts.

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

Industry Groups and Markets
---------------------------
     The Company focuses its efforts on the following industry groups and markets: chemicals; buildings and infrastructure; petroleum; pharmaceuticals and biotechnology; pulp and paper; U.S. federal programs; and semiconductor. The Company believes these industry groups and markets have sufficient common needs to permit cross-utilization of the Company's resources which help to mitigate the negative effects of a downturn in a single industry.

     The following table sets forth the total revenues of the Company from each of these industry groups and markets for each of the five years ended September 30, 1998 (in thousands of dollars):

                           1994         1995         1996         1997         1998
                        ----------   ----------   ----------   ----------   ----------
Chemicals               $  315,991   $  377,731   $  452,448   $  500,446   $  797,035
Buildings and
 Infrastructure             88,228      174,183      189,834      183,004      335,542
Petroleum                  372,769      480,472      417,739      248,799      255,578
Pharmaceuticals
 and Biotechnology          97,301      123,683      147,840      140,545      211,650
Pulp and Paper               7,258       85,476      170,553      154,135      191,594
Federal Programs           175,846      175,200      145,275      201,644      169,472
Semiconductor               83,477      264,492      268,520      335,595      119,368
Other                       24,884       41,820        6,761       16,448       20,906
                        ----------   ----------   ----------   ----------   ----------
                        $1,165,754   $1,723,057   $1,798,970   $1,780,616   $2,101,145
                        ==========   ==========   ==========   ==========   ==========

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

     Currently, the Company furnishes its full line of services to its clients operating in the chemicals industries. The Company has provided technical, financial, marketing and management consulting services to many of the largest chemical manufacturers in the world. The Company can perform feasibility studies, as well as preliminary and detailed design and engineering services, construction, and construction management services to its clients in this industry. Typical projects range from various basic and intermediate chemical reactions/separations and high-pressure polymer processes for the production of bulk chemicals, to low-pressure, multi-product processes for the production of fine and specialty chemicals. The Company has also completed projects dealing with the modernization and upgrading of polyethelene and liquid polymer production facilities. The Company has extensive knowledge of, and experience with, advanced polymerization reactions and state-of-the-art, post-reactor processing techniques, as well as many other specialty chemicals.

     A significant aspect of the Company's service to this industry is in the area of contract maintenance. The Company has contracts with several major chemical producers to provide on-site maintenance and turnaround activities. Many of these contracts are evergreen in nature and tend to be extended over many years.

     Another important aspect of this industry group has been the development of performance-based partnering relationships (alliances) with clients. Through an alliance, a client will award a contract to the Company which can require the Company to provide a broad scope of services. These services can range from the Company providing on-site engineering services for projects or tasks as they arise or are defined by the client, to situations where the Company is assigned to manage and complete an entire program of capital improvements for the client. Although alliances typically begin with the Company providing engineering services for small capital projects, alliances can sometimes provide the Company with opportunities to expand its services to include fully-integrated engineering, procurement, construction and construction management services.

     Buildings and Infrastructure
     ----------------------------
     Buildings and infrastructure refers to those contracts requiring the Company to provide and/or manage comprehensive architectural, engineering, design, construction and/or construction management services for projects such as high technology manufacturing operations, specialized plants for clients in the food industry, and research and development facilities that require technically complex structures. It also includes programming, design, program management and construction management services for public, institutional and corporate clients.

     The Company provides its services on projects that emphasize both new construction as well as those involving renovation and refurbishment of existing facilities. The Company has also been successful in applying its skill base to clients requiring complete program management (referred to as "resourcing").
For such contracts, the Company, often through joint ventures with third parties, assume full responsibility for the ongoing operations and maintenance of entire commercial or industrial complexes on behalf of the client.

     Typical projects in this area include educational facilities, civic centers, health care facilities, correctional centers and transportation systems, as well as multi-purpose buildings for industrial, commercial and government clients.

     Petroleum
     ---------
     The Company provides its full line of services to its clients in the petroleum industry. Typical projects in the petroleum area include retrofits, revamps or expansions of existing plants, upgrading individual process units within refineries, new construction and maintenance services. The Company also provides a broad range of consulting services to its clients, including process assessments, feasibility studies, technology evaluations and multi-client studies. Although the Company's revenues historically have related primarily to projects associated with petroleum refining and the processes and technologies required for the conversion of crude oil and gas into petroleum fuels, chemical feedstocks and lubricants, more recent contract awards have also included services to pipeline companies and companies in businesses upstream of refiners.

     The volume of business activity in this industry group is sometimes influenced by government regulations. For example, as the government issues regulations requiring the reduction of the sulfur content of motor fuels, capital spending by clients for desulfurization projects have increased. There are also significant levels of economically-driven work associated with reconfiguring refineries to handle increasing levels of imported, heavy sour crude feedstocks. The Company is actively involved in both such government and economically-driven projects.

     The Company has also utilized its off-site construction capabilities on a number of projects in the petroleum industry. Due to the age of many U.S. refineries, and the close proximity within these refineries of their various production and distillation processing units, the Company believes the use of off-site construction can help decongest the construction site and allow for parallel construction to proceed simultaneously with the modular activity.

     Like the chemicals industry, the Company provides a significant amount of maintenance services to its clients in the petroleum industry. Also like the chemicals industry, the Company has established a number of formal alliances with various clients in the petroleum industry. Some of these alliances have been national in scope.

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

     The Company has also established formal alliances with various clients in the pharmaceuticals industry.

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

     The Company has also established formal alliances with various clients in the pulp and paper industry.

     Federal Programs
     ----------------
     A significant portion of the Company's Federal Programs revenues are derived from environmental projects. The Company believes it is one of the leading providers of environmental restoration, engineering and consulting services, including hazardous waste management and site cleanup and closure in the United States. Many of the projects for the U.S. government span several years. For larger programs, the scope of services is such that the Company sometimes teams with other companies in order to execute the project. The Company is currently providing environmental restoration, engineering, construction and site operations and maintenance services for a number of U.S. federal government agencies including the U.S. Department of Energy ("DOE"), the Department of Defense ("DOD") and the U.S. Environmental Protection Agency ("USEPA").

     Historically, typical projects for U.S. government agencies included the preparation of feasibility studies and performance of remedial investigations, engineering, design and remediation services on several national programs. Many of the Company's contracts related to the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and the related Superfund Amendments and Reauthorization Act of 1986 ("SARA"), as reauthorized in 1990.

     More recently, as government spending has shifted from studying environmental problems to cleaning-up contaminated sites, the Company has been awarded multi-year contracts to provide such services. For example, the Company was awarded a contract from the U.S. Air Force to provide full-service remedial action services for the U.S. Air Force Center for Environmental Excellence ("AFCEE") at several bases located in the U.S., as well as a "nationwide" award to provide services under the U.S. Base Realignment and Closure ("BRAC") program. And in 1995, the Company was awarded the Alaska TERC (Total Environmental Restoration Contract) to provide engineering and site cleanup services throughout that state.

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

     In addition to contracts involving the remediation of contaminated sites, the government has let contracts to private contractors to provide full operations and maintenance ("O&M") services to entire government facilities.
The Company has been awarded several such O&M contracts, which require the Company to provide facilities management and maintenance services, utilities operations and maintenance services, property management and disposition and construction support services. The Company believes it is uniquely qualified to execute O&M contracts given its financial strength, and the history the Company has of managing large, long-term projects in both the private and government sectors of the economy.

     Semiconductor
     -------------
     The Company provides engineering, procurement, construction, and construction management services to its clients in the semiconductor industry. Typical projects in this industry range from on-site plant engineering and tool hook-ups, to multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce microprocessors for computers and other consumer electronic devices. Generally, projects in the semiconductor industry are more complex than other facilities projects and have greater emphasis on cleanroom, and similar high-end technologies.


Backlog
-------
     For information regarding the Company's backlog, reference should be made to Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in this report.


Customers
---------
     For the years ended September 30, 1994, 1995, 1996, 1997 and 1998, revenues directly or indirectly from agencies of the U.S. federal government accounted for 15.4%, 11.4%, 8.7%, 12.0% and 12.1%, respectively, of total revenues. Due to the amount of pass-through costs (see "Contracts" below) that may be incurred on construction and maintenance projects, it is not unusual for a client in the private sector to account for more than 10% of revenues in any given year. One client in the private sector accounted for 11.6% and 13.1% of total revenues in 1994 and 1995, respectively. A different client accounted for 15.3% of total revenues in 1997. No single client in the private sector accounted for 10% or more of total revenues in 1996 or 1998.

Foreign Operations
------------------
     For the years ended September 30, 1994, 1995, 1996, 1997 and 1998, revenues from the Company's international operations were approximately 5.6%, 5.4%, 10.3%, 23.5% and 20.2%, respectively, of total revenues. For fiscal years 1994 through 1996, substantially all such revenues related to the Company's offices in the U.K. and Ireland. In 1997, as discussed above, the Company completed the acquisitions of the Serete Group and HGC India. The Serete Group has operations throughout Europe, and executes projects for commercial clients in the chemicals, pharmaceuticals and semiconductor industries, as well as buildings and infrastructure projects for both commercial and governmental clients. HGC India has operations in India and executes projects for commercial clients in the chemical, pharmaceuticals and petroleum markets. Revenues earned in fiscal 1997 and 1998 from the Company's offices in Mexico and Chile were not material.

Contracts
---------
     While there is considerable variation in the pricing provisions of the contracts undertaken by the Company, they can generally be grouped into three broad categories: Cost-reimbursable; fixed-price and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts during each of the five years ended September 30, 1998:

                                   1994    1995    1996    1997    1998
                                   -----   -----   -----   -----   -----
     Cost-reimbursable               83%     88%     82%     82%     81%
     Fixed-price                      9      11      16      16      18
     Guaranteed maximum price         8       1       2       2       1

     In accordance with industry practice, most of the Company's contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

     When the Company is directly responsible for engineering, design, procurement and construction of a project or the maintenance of a process plant, the Company reflects the cost of materials, equipment and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, these amounts are not reflected in either revenues or costs.
The following table presents the approximate amount of such pass-through costs included in revenues for the years ended September 30, 1994, 1995, 1996, 1997 and 1998 (in millions):

              1994          1995           1996          1997         1998
              ----          ----           ----          ----         ----
            $ 629.0      $ 1,001.3      $ 1,019.5      $ 919.6      $ 1,066.4


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

     The extent of the Company's competition varies according to the industries and markets it serves, as well as the geographical areas in which the Company operates. The Company's largest competitors for engineering, construction and maintenance services for process plants include such well-known companies as Bechtel Group, Inc., Fluor Corporation, Foster-Wheeler Corp., Raytheon Engineers, M.W. Kellogg, Parsons Co., Kellogg Brown & Root, and Kvaerner. In the semiconductor industry, the Company's principal competitors include Industrial Design Corporation. In the area of pulp and paper, the Company's principal competitors include BE&K, Kellogg Brown & Root, and Raytheon Engineers. And in the area of environmental engineering and hazardous waste cleanup, the Company's principal competitors include many of the companies listed above, as well as Morrison Knudsen Corporation, and other specialized companies such as IT Group, Inc., ICF Kaiser and Roy F. Weston.

Employees
---------
     At September 30, 1998, the Company had approximately 10,080 full-time employees. Additionally, as of September 30, 1998, there were approximately 7,160 persons employed by the Company in the field on a project basis. The number of such field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the Company's executive officers:

                                                                                        Year Joined
           Name               Age              Position with the Company               the Registrant
---------------------------   ---   ------------------------------------------------   --------------
 Joseph J. Jacobs              82   Director and Chairman of the Board                      1947
 Noel G. Watson                62   President, Chief Executive Officer
                                    and Director                                            1965
 Robert M. Barton              76   Secretary                                               1957
 William R. Kerler             69   Executive Vice President, Operations
                                    and Director                                            1980
 Thomas R. Hammond             47   Executive Vice President, Operations                    1975
 Richard J. Slater             52   Executive Vice President, Operations                    1980
 Donald J. Boutwell            61   Group Vice President, Field Services                    1984
 Robert M. Clement             50   Group Vice President, Central Region                    1990
 Warren M. Dean                54   Group Vice President, Buildings & Infrastructure        1994
 Stephen K. Fritschle          55   Group Vice President, Southern Region                   1989
 George A. Kunberger, Jr.      46   Group Vice President, Northern Region                   1975
 Gregory J. Landry             50   Group Vice President, International Operations          1984
 John McLachlan                52   Group Vice President, International Operations          1974
 Roger L. Williams             60   Group Vice President, Federal Operations                1983
 Andrew E. Carlson             65   Senior Vice President, Quality and Safety               1990
 Michael J. Higgins            54   Senior Vice President, Federal Programs                 1994
 Craig L. Martin               49   Senior Vice President, General Sales
                                    and Marketing                                           1994
 John W. Prosser, Jr.          53   Senior Vice President, Finance and
                                    Administration and Treasurer                            1974
 Nazim G. Thawerbhoy           51   Senior Vice President and Controller                    1979
 William C. Markley, III       53   Vice President, Law                                     1981

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

Item 2.   PROPERTIES

     The Company owns and leases offices for its professional, technical and administrative staff. It also owns property (located in Charleston, South Carolina) which is the principal manufacturing facility for the Company's modular construction activities. The total amount of space used by the Company for all its operations is approximately 2.0 million square feet. The following is a list of the Company's principal locations:

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
                                 Colorado         Denver
                                 Florida          Lakeland
                                 Louisiana        Baton Rouge
                                 New Mexico       Albuquerque
                                 North Carolina   Raleigh
                                 Ohio             Cincinnati
                                 Oregon           Portland
                                 Pennsylvania     Philadelphia
                                 South Carolina   Greenville
                                                  Charleston
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

Item 3.   LEGAL PROCEEDINGS

     In the normal course of business, the Company is subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and plant performance. Most of the litigation involves the Company as a defendant in workers' compensation, personal injury and other similar lawsuits. In addition, as a contractor for many agencies of the United States Government, the Company is subject to many levels of audits, investigations and claims by, or on behalf of, the government with respect to its contract performance, pricing, costs, cost allocations and procurement practices.

     Management believes, after consultation with counsel, that such guarantees, litigation, and United States Government contract-related audits, investigations and claims should not have any material adverse effect on the Company's consolidated financial statements.

     In March 1998, the U.S. Attorney for the Central District of California announced that it was intervening in a lawsuit filed against the Company by a former employee under the False Claims Act. The lawsuit alleges that the Company overbilled the U.S. government for lease costs paid by the Company and relating to its former headquarters building located in Pasadena, California. The building had once been owned by the Company, but was sold by it in calendar 1982, at which time the Company entered into a 15-year lease of the property. The lawsuit seeks unspecified damages against the Company, which may be trebled under certain provisions of the Act. Additional remedies available to the government include possible administrative or civil liabilities, and the imposition of civil penalties for each violation.

     The Company has denied any wrongdoing in the method it accounted for the lease costs in question. The Company contends it has billed the government for only those costs it actually incurred, and believes its accounting treatment of the lease costs complied with all applicable regulations. Furthermore, the sale and lease-back transaction that is the subject of the lawsuit occurred nearly 15 years prior to the initiation by the Department of Justice of its investigation. The transaction had been fully disclosed in numerous public filings made by the Company since the date of the transaction, and the Company's Final Indirect Cost Rate Proposals, which the Company had filed regularly and routinely with the Defense Contract Audit Agency ("DCAA") and which included the lease costs, had been audited by the DCAA for many years without the DCAA taking exception to the Company's accounting treatment of the lease costs.

     Although the final outcome of this matter cannot be determined at the present time, the Company intends to vigorously defend itself against the lawsuit.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is hereby incorporated by reference from page A-30 of Exhibit 13 to this report.


Item 6.   SELECTED FINANCIAL DATA

     The information required by this Item is hereby incorporated by reference from page A-2 of Exhibit 13 to this report.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is hereby incorporated by reference from pages A-3 through A-11 of Exhibit 13 to this report.


Item 7A.  QUALITATIVE and QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is hereby incorporated by reference from pages A-12 through A-31 of Exhibit 13 to this report.


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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The Company's consolidated financial statements at September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998, together with the report of the independent auditors on those consolidated financial statements are hereby incorporated by reference from Exhibit 13 to this report.

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

      (S) 3.2    Bylaws of the Registrant, as amended.

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

     (S) 10.4 Agreement dated as of December 3, 1998 between the Registrant and Dr. Joseph J. Jacobs.

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

         11. Statement of computation of net income per outstanding share of common stock is hereby incorporated by reference from Appendix
                 A to the Registrant's Notice of 1999 Annual Meeting of
                 Shareholders and Proxy Statement, copies of which are being delivered to (but not filed with, except to the extent incorporated herein) the Commission as an exhibit to this report.

     (S) 13.     Appendix A to the Registrant's Notice of 1999 Annual Meeting of
                 Shareholders and Proxy Statement (which contains the annual financial statements and financial information of Jacobs
                 Engineering Group Inc. for the fiscal year ended September 30,
                 1998).

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

                                                   JACOBS ENGINEERING GROUP INC.

Dated: December 28, 1998                        By:    /s/ NOEL G. WATSON
                                                   -----------------------------
                                                         Noel G. Watson
                                                   President, Chief Executive
                                                   Officer and Director
                                                   (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:



            SIGNATURE                                TITLE                        DATE
        /s/  NOEL G. WATSON                       Director and                December 28, 1998
----------------------------------------    Principal Executive Officer
             Noel G. Watson

       /s/  JOSEPH J. JACOBS                      Director                  December 28, 1998
----------------------------------------
            Joseph J. Jacobs


----------------------------------------          Director                  December 28, 1998
            Joseph F. Alibrandi

       /s/  PETER H. DAILEY                       Director                  December 28, 1998
----------------------------------------
            Peter H. Dailey
                                                   Director                   December 28, 1998
----------------------------------------
            Robert B. Gwyn

       /s/  LINDA K. JACOBS                       Director                   December 28, 1998
----------------------------------------
            Linda K. Jacobs

        /s/  WILLIAM R. KERLER                    Director                   December 28, 1998
----------------------------------------
            William R. Kerler

       /s/  J. CLAYBURN LaFORCE                   Director                   December 28, 1998
----------------------------------------
            J. Clayburn LaForce

       /s/  DALE R. LAURANCE                      Director                    December 28, 1998
----------------------------------------
            Dale R. Laurance

       /s/  LINDA FAYNE LEVINSON                  Director                    December 28, 1998
----------------------------------------
            Linda Fayne Levinson

       /s/  DAVID M. PETRONE                      Director                    December 28, 1998
----------------------------------------
            David M. Petrone

       /s/  JAMES L. RAINEY, JR.                  Director                    December 28, 1998
----------------------------------------
            James L. Rainey, Jr.

  /s/  JOHN W. PROSSER, JR.               Senior Vice President
-------------------------------           Finance and Administration,         December 28, 1998
       John W. Prosser, Jr.               and Treasurer (Principal
                                          Financial Officer)

  /s/  NAZIM G. THAWERBHOY                Senior Vice President and
-------------------------------           Controller (Principal Accounting    December 28, 1998
       Nazim G. Thawerbhoy                Officer)