Form 10-Q
period 1998-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 1999-02-10
CIK 52988

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended December 31, 1998
                                      -----------------

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

                              (X) YES  -  ( ) NO

Number of shares of common stock outstanding at February 10, 1999:  25,674,728

                         JACOBS ENGINEERING GROUP INC.

                              INDEX TO FORM 10-Q




                                                                        Page No.
                                                                        --------
--------------------------------------------------------------------------------
   Part I - Financial Information
        Item 1.   Financial Statements:
                     Consolidated Condensed Balance
                       Sheets as of December 31, 1998
                       and September 30, 1998                                3

                     Consolidated Condensed Statements
                       of Income for the Three Months
                       Ended December 31, 1998 and 1997                      4

                     Consolidated Condensed Statements of
                       Cash Flows for the Three Months
                       Ended December 31, 1998 and 1997                      5

                     Notes to Consolidated Condensed
                       Financial Statements                              6 - 8

        Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                         9 - 12

   Part II - Other Information
        Item 4.   Submission of Matters to a Vote of
                     Security Holders                                  12 - 13

        Item 6.   Exhibits and Reports on Form 8-K                          13

   Signatures                                                               13

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In thousands, except share information)
                                  (Unaudited)

                                                 December 31,    September 30,
                                                     1998             1998
                                                 -------------   --------------
ASSETS
  Current Assets:
    Cash and cash equivalents                        $114,155         $101,328
    Marketable securities                                  37           16,482
    Receivables                                       399,698          394,841
    Deferred income taxes                              45,416           45,419
    Prepaid expenses and other                          9,221            7,937
----------------------------------------------       --------         --------
     Total current assets                             568,527          566,007
----------------------------------------------       --------         --------
  Property, Equipment and Improvements, Net           106,273          100,565
----------------------------------------------       --------         --------
  Other Noncurrent Assets:
    Goodwill, net                                      74,923           77,246
    Other                                              65,067           63,671
----------------------------------------------       --------         --------
     Total other noncurrent assets                    139,990          140,917
----------------------------------------------       --------         --------
                                                     $814,790         $807,489
                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                    $    280         $    217
    Accounts payable                                  111,143          101,846
    Accrued liabilities                               153,240          161,552
    Customers' advances in excess of
     related revenues                                  77,491           85,049
    Income taxes payable                               23,362           19,684
----------------------------------------------       --------         --------
     Total current liabilities                        365,516          368,348
----------------------------------------------       --------         --------
  Long-term Debt                                       23,640           26,221
----------------------------------------------       --------         --------
  Other Deferred Liabilities                           33,902           35,170
----------------------------------------------       --------         --------
  Minority Interests                                    6,523            6,345
----------------------------------------------       --------         --------
  Commitments and Contingencies
----------------------------------------------
  Stockholders' Equity:
    Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                        -                -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued - 25,864,832 shares and
       25,866,795 shares, respectively                 25,865           25,867
    Additional paid-in capital                         56,080           55,698
    Retained earnings                                 314,899          300,296
    Other                                              (4,939)          (2,856)
----------------------------------------------       --------         --------
                                                      391,905          379,005
    Less, cost of common stock held
     in treasury (223,792 shares and
     254,028 shares, respectively)                      6,696            7,600
----------------------------------------------       --------         --------
       Total stockholders' equity                     385,209          371,405
----------------------------------------------       --------         --------
                                                     $814,790         $807,489
================================================================================

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             For the Three Months Ended December 31, 1998 and 1997
                 (In thousands, except per-share information)
                                  (Unaudited)


                                                      1998        1997
--------------------------------------------------------------------------------
Revenues                                            $555,172    $506,359
--------------------------------------------------------------------------------

Costs and Expenses:
  Direct costs of contracts                          486,852     440,787
  Selling, general and administrative expenses        45,155      45,322
  Interest income, net                                  (982)       (686)
  Other (income) expense, net                             93         (65)
--------------------------------------------------------------------------------
                                                     531,118     485,358
 -------------------------------------------------------------------------------

   Income before taxes                                24,054      21,001
--------------------------------------------------------------------------------

Income Tax Expense                                     8,899       8,191
--------------------------------------------------------------------------------

Net Income                                          $ 15,155    $ 12,810
================================================================================

Net Income Per Share:
   Basic                                            $    .59    $    .50
   Diluted                                          $    .58    $    .49
================================================================================

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             For the Three Months Ended December 31, 1998 and 1997
                                (In thousands)
                                  (Unaudited)

                                                     1998        1997
--------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                        $ 15,155    $ 12,810
 Adjustments to reconcile net income
  to net cash flows from operations:
   Depreciation and amortization                      6,029       5,269
   Amortization of deferred gains                         -        (205)
   Changes in assets and liabilities, net:
     Receivables                                     (2,616)    (10,873)
     Prepaid expenses and other
      current assets                                 (1,364)       (221)
     Accounts payable                                 9,580       8,020
     Accrued liabilities                             (8,250)    (19,055)
     Customers' advances                             (7,238)     12,907
     Income taxes payable                             3,687       7,156
   Deferred income taxes                                  3          15
   Other, net                                           100           5
-------------------------------------------------------------------------
 Net cash provided                                   15,086      15,828
-------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Additions to property and equipment, net
  of disposals                                      (11,348)     (7,665)
 Proceeds from sales of marketable securities        16,445           -
 Purchases of investments and marketable
  securities                                            (72)     (4,211)
 Net increase in other noncurrent assets             (4,310)       (572)
-------------------------------------------------------------------------
  Net cash provided (used)                              715     (12,448)
-------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Exercises of stock options, including the
  related income tax benefits                           527         125
 Decrease in bank borrowings, net                    (2,339)       (933)
 Change in other deferred liabilities, net              (57)      1,460
 Purchases of treasury stock                              -      (4,300)
-------------------------------------------------------------------------
 Net cash used                                       (1,869)     (3,648)
-------------------------------------------------------------------------

Effect of Exchange Rate Changes                      (1,105)        407
-------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                12,827         139
Cash and Cash Equivalents at the Beginning
 of the Period                                      101,328      55,992
-------------------------------------------------------------------------
Cash and Cash Equivalents at the End
 of the Period                                     $114,155    $ 56,131
=========================================================================

See the accompanying notes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               December 31, 1998

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

               In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of its consolidated financial position at December 31, 1998 and September 30, 1998, and its consolidated results of operations and cash flows for the three months ended December 31, 1998 and 1997.

               The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at December 31, 1998 and September 30, 1998 were unbilled amounts totaling $98,419,800 and $106,072,200, respectively.

3. Property, equipment and improvements are stated at cost and consisted of the following at December 31, 1998 and September 30, 1998 (in thousands):

                                      December 31,    September 30,
                                              1998             1998
----------------------------------------------------------------------
      Land                               $  11,560        $  11,416
      Buildings                             33,694           33,440
      Equipment                            139,511          133,379
      Leasehold improvements                10,651           10,642
      Construction in progress              15,912           12,595
----------------------------------------------------------------------
                                           211,328          201,472
        Accumulated depreciation
          and amortization                (105,055)        (100,907)
----------------------------------------------------------------------
                                         $ 106,273        $ 100,565
======================================================================

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               December 31, 1998

4. Other assets consisted of the following at December 31, 1998 and September 30, 1998 (in thousands):

                                        December 31,   September 30,
                                            1998           1998
-----------------------------------------------------------------------
      Prepaid pension costs                  $11,553         $11,929
      Cash surrender value of life
        insurance policies                    27,131          26,920
      Investments                             17,209          20,277
      Notes receivable                         5,443           1,785
      Miscellaneous                            3,731           2,760
-----------------------------------------------------------------------
                                             $65,067         $63,671
=======================================================================

5. Basic earnings per share ("EPS") shown in the accompanying consolidated condensed statements of income was computed by dividing net income for each of the periods presented by the weighted average number of shares of common stock outstanding during each such period. Diluted EPS was computed by dividing net income by the weighted average number of shares of common stock and dilutive securities outstanding (consisting solely of nonqualified stock options). The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS (in thousands):

                                           For the Three Months Ended
                                                  December 31
                                           ----------------------------
                                               1998          1997
-----------------------------------------------------------------------
      Weighted average shares
        outstanding (denominator used
        to compute basic EPS)                    25,624        25,717
      Effect of employee and outside
        director stock options                      615           326
-----------------------------------------------------------------------
      Denominator used to compute
        diluted EPS                              26,239        26,043
=======================================================================

6. Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards Board ("SFAS") No. 130 - Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 does not have any effect, however, on the Company's net income or stockholders' equity, or how these items are computed. SFAS No. 130 requires that the unrealized gains and losses from the Company's available-for-sale securities and foreign currency translation adjustments (which, prior to the adoption of SFAS No. 130, were reported separately in stockholders' equity) be included in other comprehensive income.

     For the three months ended December 31, 1998 and 1997, total comprehensive income (net of taxes) was $13,928,500 and $12,744,200, respectively.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               December 31, 1998

7. During the three months ended December 31, 1998 and 1997, the Company made cash payments of approximately $240,000 and $564,000, respectively, for interest and $5,058,000 and $1,049,000, respectively, for income taxes.


8. On January 14, 1999, the Company completed its Agreement and Plan of Merger with the Sverdrup Corporation ("Sverdrup"). Sverdrup provides engineering, architecture, construction and scientific services for the development, design, construction and operation of capital facilities, infrastructure projects and advanced technical systems for public and private sector clients in the United States and internationally. Sverdrup employs more than 5,600 people in 35 offices.

     Under the terms of the merger agreement, at closing, a wholly-owned subsidiary of the Company ("Merger Subsidiary") was merged with and into Sverdrup. Thereupon, each outstanding share of common stock of Sverdrup was converted into the right to receive a proportional share of the total amount of initial merger consideration paid at closing ($198.0 million), plus a proportional amount of any additional merger consideration that may be paid in the future ("Deferred Merger Consideration"). Amounts payable as Deferred Merger Consideration, if any, will be payable shortly after each of the first three anniversaries of the date of the merger agreement, and is contingent upon the Company's stock price reaching certain price thresholds as defined in the merger agreement. The total amount payable as Deferred Merger Consideration is limited to a maximum of $31.0 million. After the merger and conversion, the Merger Subsidiary ceased to exist, and Sverdrup survives as a new, wholly-owned subsidiary of the Company. The terms of the merger were arrived at by arms-length negotiations between the parties.

     Of the total initial merger consideration paid at closing, $10.0 million was paid into an escrow account, the purpose of which will be to settle certain claims or disputes relating to certain contracts and litigation matters identified in the merger agreement.

     The initial merger consideration was financed in part by a new, $230.0 million revolving credit facility obtained by the Company from a group of banks led by Bank of America NT&SA. Amounts borrowed under this facility initially were used to fund that portion of the initial merger consideration not financed using existing internal funds, and the repayment of certain Sverdrup indebtedness existing at closing.

     The merger will be accounted for as a purchase.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               December 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation (incorporated by reference from pages A-3 through A-11 of Exhibit 13 of the Company's 1998 Annual Report on Form 10-K).


Results of Operations
---------------------

Revenues for the three months ended December 31, 1998 (the "first quarter of fiscal 1999") were $555.2 million. This was $48.8 million, or 9.6%, more than the amount for the three months ended December 31, 1997 (the "first quarter of fiscal 1998"). Revenues from both engineering services and field services were higher during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998.

As a percent of revenues, direct costs of contracts were 87.7% for the first quarter of fiscal 1999, as compared to 87.1% for the first quarter of fiscal 1998. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The movement in this percentage relationship during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 was due to a proportionately higher level of the Company's overall business volume coming from construction and maintenance services relative to engineering services.

Selling, general and administrative ("SG & A") expenses for the first quarter of fiscal 1999 totaled $45.2 million. This was $0.2 million less than the amount of SG & A expenses for the first quarter of fiscal 1998. The decrease in SG & A expenses occurred in spite of the increase in the overall business activity discussed above. The decrease in SG & A expenses reflects the Company's continued emphasis to maintain its low-cost method of operations throughout the organization, and in particular to the results of its cost reduction efforts relating to the Serete Group and HGC-India (two businesses the Company acquired in fiscal 1997).

The Company's operating profit (defined as revenues, less direct costs of contracts and SG & A expenses) was $23.2 million for the first quarter of fiscal 1999. This was $2.9 million more than the amount for the first quarter of fiscal 1998. The increase in operating profit was due primarily to the higher level of overall business activity, combined with the SG & A expense control discussed above.

The Company's effective tax rate was 37.0% for the first quarter of fiscal 1999, as compared to 39.0% for the first quarter of fiscal 1998. The reduction in the Company's effective tax rate is attributable primarily to a lower tax rate on the Company's non-U.S. operations.

Backlog Information
-------------------

The following table summarizes the Company's backlog at December 31, 1998 and 1997 (in millions):

                                      1998       1997
                                    --------   --------
  Engineering services backlog      $1,022.0   $  934.2
  Total backlog                      3,335.0    3,045.2


Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased $12.8 million during the three months ended December 31, 1998. This compares to a net increase of $0.1 million during the three months ended December 31, 1997. The Company's operating activities provided a total of $15.1 million of cash and cash equivalents during the first quarter of fiscal 1999. The current year increase in cash and cash equivalents was due to cash provided by operations ($15.1 million) and investing activities ($0.7 million), offset in part by cash used in financing activities ($1.9 million) and the effect of exchange rate changes ($1.1 million).

The Company's operating activities contributed $15.1 million of cash and cash equivalents during the first quarter of fiscal 1999. This compares to net contributions of cash of $15.8 million during the first quarter of fiscal 1998. The $0.7 million decrease in cash provided by operations in 1999 as compared to 1998 occurred in spite of a $2.3 million increase in net income, and was due primarily to the timing of cash receipts and payments relating primarily to receivables, and trade payables, accrued liabilities, customer advances and income taxes payable, respectively.

The Company's investing activities contributed $0.7 million of cash and cash equivalents during the three months ended December 31, 1998. This compares to a net use of cash of $12.4 million during the comparable period last year. This turnaround in cash flows from investing activities was due to transactions involving the Company's marketable securities and investments. During the three months ended December 31, 1997, the Company was a net purchaser of marketable securities and investments spending a total of $4.2 million of cash. In contrast, during the three months ended December 31, 1998, the Company liquidated its domestic portfolio of marketable securities generating approximately $16.4 million of cash. The Company sold these securities in anticipation of the Company's closing of the acquisition of the Sverdrup Corporation ("Sverdrup" - see Note 8 to the Consolidated Condensed Financial Statements above), and the net proceeds from the sales were used towards the acquisition of Sverdrup. Offsetting in part the increase in cash from the sales of marketable securities was a $3.7 million increase in additions to property and equipment (net of disposals), and a $3.7 million increase in other, noncurrent assets.

The Company's financing activities used $1.9 million in cash and cash equivalents during the three months ended December 31, 1998. This compares to a net use of cash of $3.6 million during the comparable period last year. The decrease in the amount of cash used in financing activities during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 was due primarily to a reduction in treasury stock activity. The Company spent $4.3 million last year in treasury stock purchases; no treasury stock was purchased during the first quarter of fiscal 1999. Offsetting this variance in part was a $1.4 million increase in cash used to pay down the Company's long-term debt in 1999 as compared to last year.

The Company believes it has adequate capital resources to fund its operations for the remainder of 1999 and beyond. At December 31, 1998, the Company's short-term committed credit facilities totaled $42.0 million through banks in the U.S., the U.K., France, India and Chile, against which $0.3 million was outstanding in the form of direct borrowings.

In January 1999, in connection with the purchase of Sverdrup, the Company terminated its existing long-term $45.0 million revolving credit agreement and entered into a new, $230.0 million revolving credit agreement. At closing, the Company borrowed approximately $165.0 million under the new facility which it used, along with approximately $56.1 million of internal funds, to pay (i) the initial purchase price of $198.0 million, (ii) certain fees incurred in connection with the transaction ($2.1 million), and (iii) certain existing indebtedness of Sverdrup ($21.0 million). At that time, the Company also modified one of its existing short-term credit facilities under which it refinanced amounts outstanding under the old $45.0 million revolving credit agreement.


Year 2000 Readiness - Update
----------------------------

As of December 31, 1998, the Company was continuing its Year 2000 compliance program (readers should refer to pages A-7 through A-10 of Exhibit 13 to the Company's 1998 Annual Report on Form 10-K for a more complete discussion of the Company's Year 2000 Readiness program). As of December 31, 1998, the Company was actively engaged in one or more compliance phases with respect to each of the critical business areas previously identified. In addition, the Company had completed its communications effort with substantially all its vendors and suppliers in the U.S., U.K., Ireland and India, and was in the process of communicating its Year 2000 requirements to its suppliers in France, Spain and Italy. Additionally, the Company, through its network of local offices located throughout the world, was continuing its communications program with its clients regarding the Company's Year 2000 readiness.


Forward-Looking Statements
--------------------------

Statements included in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements", as that term is discussed in the Private Securities Litigation Reform Act of 1995. These statements are based on management's current estimates, expectations and projections about the industries in which the Company operates and the services it provides. By their nature, such forward-looking statements involve risks and uncertainties. The Company cautions the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in its forward-looking statements. These factors include the following: increase in competition by foreign and domestic competitors; availability of qualified engineers and other professional staff needed to execute contracts; the timing of new awards and of funding for such awards; the ability of the Company to meet performance or schedule guarantees; cost overruns on fixed, maximum or unit priced contracts; the outcome of pending and future litigation and governmental proceedings; the cyclical nature of the individual markets in which the Company's customers operate; and the ability to integrate successfully the operations of Sverdrup Corporation. The preceding list is not all-inclusive, and the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Readers of this Form 10-Q should also read the Company's most recent Annual Report on Form 10-K for a further description of the Company's business, legal proceedings and other information that describes factors that could cause actual results to differ from such forward-looking statements.


PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's 1999 Annual Meeting of Shareholders was held at the Company's headquarters on February 9, 1999, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated January 4, 1999, copies of which have been filed with the Commission pursuant to Regulation 14A.

There were three matters voted upon by the stockholders at the Annual Meeting. Those matters were:

     1. To elect a slate of directors as nominated in the proxy statement (Drs. Joseph J. Jacobs and Dale R. Laurance, and Ms. Linda Fayne Levinson);
     2. To approve certain amendments to the Company's 1989 Employee Stock Purchase Plan, including a 500,000 share increase and an extension of the plan to March 31, 2009; and
     3. To approve the appointment of Ernst & Young LLP as independent auditors for the year ending September 30, 1999.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):


                                                                Votes Against                       Broker
                                       Votes For                or Withheld       Abstentions   Non-votes
                             --------------------------   ----------------------  -----------   ---------
1. Election of Directors:
    Joseph J. Jacobs           22,351,890                    45,855                    -0-         -0-
    Dale R. Laurance           22,356,877                    40,868                    -0-         -0-
    Linda Fayne Levinson       22,338,155                    59,590                    -0-         -0-

2. Approval of amendments
   to the 1989 Employee
   Stock Purchase Plan         22,201,563                   121,960                  74,222

3. Ratification of the
   Appointment of
   Ernst & Young LLP
   as independent
   auditors                    22,356,463                    18,748                  22,534        -0-

The Directors who did not stand for election at the Annual Meeting and whose terms of office continued after the Annual Meeting were: Joseph F. Alibrandi, Peter H. Dailey, Robert B. Gwyn, Linda K. Jacobs, William R. Kerler, James Clayburn LaForce, David M. Petrone, James L. Rainey, Jr. and Noel G. Watson.


Item 6.    Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K:
          On December 14, 1998, the Company filed a Current Report on Form 8-K reporting that on December 9, 1998 the Company had signed an "agreement in principle" regarding a possible merger with Sverdrup Corporation.

          A press release (dated December 9, 1998) providing more of the details to the agreement in principle was filed as Exhibit 99.1 to the Form 8-K.


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

Date:  February 10, 1999