Form 10-Q
period 1999-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 1999-05-13
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended March 31, 1999
                                      --------------

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



                                (626) 578-3500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             ( X ) YES  -  (   ) NO

Number of shares of common stock outstanding at May 12, 1999:  25,903,003

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q




                                                                                        Page
--------------------------------------------------------------------------------------------
  Part I - Financial Information

     Item 1.  Financial Statements (unaudited)


                   Consolidated Condensed Balance Sheets -
                   March 31, 1999 and September 30, 1998                                 3

                   Consolidated Condensed Statements of Income -
                   Three and six months ended March 31, 1999 and 1998                    4

                   Consolidated Condensed Statements of Cash Flows -
                   Six months ended March 31, 1999 and 1998                              5

                   Notes to Consolidated Condensed Financial Statements                  6

     Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                               10

Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders                       14

     Item 6.  Exhibits and Reports on Form 8-K                                          14

     Signatures                                                                         15

                         Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except share information)
                                  (Unaudited)

                                                  March 31,    September 30,
                                                    1999            1998
                                                 -----------   --------------
----------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash and cash equivalents                    $   73,523         $101,328
    Marketable securities                                 -           16,482
    Receivables                                     627,655          394,841
    Deferred income taxes                            60,253           45,419
    Prepaid expenses and other                       19,767            7,937
----------------------------------------------   ----------         --------
     Total current assets                           781,198          566,007
----------------------------------------------   ----------         --------
  Property, Equipment and Improvements, Net         141,074          100,565
----------------------------------------------   ----------         --------
  Other Noncurrent Assets:
    Goodwill, net                                   231,673           77,246
    Other                                            98,117           63,671
----------------------------------------------   ----------         --------
     Total other noncurrent assets                  329,790          140,917
----------------------------------------------   ----------         --------
                                                 $1,252,062         $807,489
                                                 ==========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                $    4,604         $    217
    Accounts payable                                159,878          101,846
    Accrued liabilities                             259,370          161,552
    Customers' advances in excess of
     related revenues                               143,056           85,049
    Income taxes payable                             15,778           19,684
----------------------------------------------   ----------         --------
     Total current liabilities                      582,686          368,348
----------------------------------------------   ----------         --------
  Long-term Debt                                    209,229           26,221
----------------------------------------------   ----------         --------
  Other Deferred Liabilities                         49,093           35,170
----------------------------------------------   ----------         --------
  Minority Interests                                  6,843            6,345
----------------------------------------------   ----------         --------
  Commitments and Contingencies
----------------------------------------------
  Stockholders' Equity:
    Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                      -                -
     Common stock, $1 par value,
       authorized - 60,000,000 shares;
       25,881,919 shares issued and
       outstanding at March 31, 1999;
       25,866,795 shares issued in 1998              25,882           25,867
    Additional paid-in capital                       59,220           55,698
    Retained earnings                               326,729          300,296
    Other                                            (7,620)          (2,856)
----------------------------------------------   ----------         --------
                                                    404,211          379,005
    Less, cost of common stock held
     in treasury (254,028 shares at
     September 30, 1998)                                  -            7,600
----------------------------------------------   ----------         --------
       Total stockholders' equity                   404,211          371,405
----------------------------------------------   ----------         --------
                                                 $1,252,062         $807,489
                                                 ==========         ========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (In thousands, except per-share information)
                                  (Unaudited)

                                               For the Three Months                 For the Six Months
                                                  Ended March 31,                     Ended March 31,
                                           ---------------------------            ------------------------
                                             1999              1998                 1999          1998
                                           ---------         ---------            ---------     ----------
Revenues                                    $779,874          $524,776            $1,335,046    $1,031,135
-----------------------------------         --------          --------            ----------    ----------

Costs and Expenses:
  Direct costs of contracts                  667,582           455,774             1,154,434       896,561
  Selling, general and
   administrative expenses                    84,150            47,285               129,305        92,607
  Interest (income) expense, net               2,238              (489)                1,256        (1,175)
  Other expense, net                              32               368                   125           303
-----------------------------------         --------          --------            ----------    ----------
                                             754,002           502,938             1,285,120       988,296
                                            --------          --------            ----------    ----------

   Income before taxes                        25,872            21,838                49,926        42,839
-----------------------------------         --------          --------            ----------    ----------

Income Tax Expense                             9,702             8,518                18,601        16,709
-----------------------------------         --------          --------            ----------    ----------

Net Income                                  $ 16,170          $ 13,320            $   31,325    $   26,130
===================================         ========          ========            ==========    ==========

Net Income Per Share:
  Basic                                     $   0.63          $   0.52            $     1.22    $     1.02
  Diluted                                   $   0.61          $   0.51            $     1.19    $     1.00
===================================         ========          ========            ==========    ==========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                             For the Six Months Ended March 31
                                             ---------------------------------
                                                            1999        1998
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $  31,325    $ 26,130
 Adjustments to reconcile net income to net
  cash flows provided by operating activities:
   Depreciation and amortization                            14,315      11,396
   Amortization of deferred gains                                -        (205)
   Changes in assets and liabilities, excluding the
     effects of business acquired:
      Receivables                                          (51,861)    (12,227)
      Prepaid expenses and other
       current assets                                       (3,913)     (1,360)
      Accounts payable                                     (10,043)      5,049
      Accrued liabilities                                   36,177        (391)
      Customers' advances                                   19,565      (1,726)
      Income taxes payable                                  (3,581)     12,079
   Deferred income taxes                                    (1,093)       (982)
   Other, net                                                  301         175
------------------------------------------------------   ---------    --------
 Net cash provided by operating activities                  31,192      37,938
------------------------------------------------------   ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of business, net of cash acquired            (199,092)          -
 Additions to property and equipment, net
  of disposals                                             (21,602)    (15,605)
 Proceeds from sales of marketable securities               16,482         343
 Purchases of investments and marketable
  securities                                                (1,493)     (4,374)
 Net increase in other noncurrent assets                    (6,390)     (2,493)
 Other, net                                                      -          10
------------------------------------------------------   ---------    --------
 Net cash used by investing activities                    (212,095)    (22,119)
------------------------------------------------------   ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings                        170,000           -
 Repayments of long-term borrowings                        (23,867)          -
 Exercises of stock options, including the
  related income tax benefits                                6,831       5,581
 Increase (decrease) in short-term borrowings, net           3,706      (1,443)
 Change in other deferred liabilities, net                  (1,008)     (1,733)
 Purchase of common stock for treasury                           -      (5,127)
------------------------------------------------------   ---------    --------
 Net cash provided (used) by financing activities          155,662      (2,722)
------------------------------------------------------   ---------    --------

Effect of Exchange Rate Changes                             (2,564)     (1,182)
------------------------------------------------------   ---------    --------
Increase (decrease) in cash and cash equivalents           (27,805)     11,915
Cash and cash equivalents at the beginning
 of period                                                 101,328      55,992
------------------------------------------------------   ---------    --------
Cash and cash equivalents at the end
 of period                                               $  73,523    $ 67,907
======================================================   =========    ========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999

1. The accompanying consolidated condensed financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto incorporated into the latest Annual Report on Form 10-K of Jacobs Engineering Group Inc. (the "Company").

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position at March 31, 1999 and September 30, 1998, its consolidated results of operations for the three and six months ended March 31, 1999 and 1998, and its consolidated cash flows for the six months ended March 31, 1999 and 1998.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.


2. Included in receivables at March 31, 1999 and September 30, 1998 were unbilled amounts totaling $242,906,300 and $106,072,200, respectively.


3. Property, equipment and improvements are stated at cost and consisted of the following at March 31, 1999 and September 30, 1998 (in thousands):

                                      March 31,    September 30,
                                         1999           1998
                                      ----------   --------------
      Land                            $  15,230        $  11,416
      Buildings                          49,535           33,440
      Equipment                         154,452          133,379
      Leasehold improvements             12,613           10,642
      Construction in progress           19,564           12,595
-----------------------------------   ---------        ---------
                                        251,394          201,472
        Accumulated depreciation
          and amortization             (110,320)        (100,907)
-----------------------------------   ---------        ---------
                                      $ 141,074        $ 100,565
                                      =========        =========


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999

4. Other noncurrent assets consisted of the following at March 31, 1999 and September 30, 1998 (in thousands):

                                        March 31,   September 30,
                                          1999          1998
-----------------------------------------------------------------
      Prepaid pension costs               $23,058         $11,929
      Cash surrender value of life
        insurance policies                 29,993          26,920
      Investments                          29,156          20,277
      Notes receivable                      6,653           1,785
      Miscellaneous                         9,257           2,760
-----------------------------------------------------------------
                                          $98,117         $63,671
=================================================================

5. Basic earnings per share ("EPS") shown in the accompanying consolidated condensed statements of income was computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted EPS was computed by dividing net income by the weighted average number of shares of common stock and dilutive securities outstanding (consisting solely of nonqualified stock options). The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS (in thousands):

                                     Three Months Ended    Six Months Ended
                                           March 31,            March 31,
                                     ------------------   ------------------
                                       1999       1998      1999       1998
                                     ---------   ------   ---------   ------
 Weighted average shares
  outstanding (denominator
  used to compute Basic EPS)            25,721   25,678      25,677   25,718
 Effect of employee and outside
  director stock options                   780      369         695      332
                                        ------   ------      ------   ------
 Denominator used to compute
  Diluted EPS                           26,501   26,047      26,372   26,050
                                        ======   ======      ======   ======


6. Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the disclosure of comprehensive income, either in a separate statement of comprehensive income, or as part of a combined statement of income and comprehensive income in a full-set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 requires that the unrealized gains and losses from the Company's available-for-sale securities, and foreign currency translation adjustments be included in comprehensive income. However, SFAS 130 does not have any effect on the Company's net income or stockholders' equity, or how these items are computed.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999


     For the three months and six months ended March 31, 1999, total comprehensive income (net of taxes) was $14,421,500 and $28,350,000, respectively. For the three months and six months ended March 31, 1998, total comprehensive income (net of taxes) was $12,316,100 and $25,060,300, respectively.


7. During the six months ended March 31, 1999 and 1998, the Company made cash payments of approximately $2,733,500 and $957,900, respectively, for interest and $23,601,200 and $15,530,500, respectively, for income taxes.


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

     Under the terms of the merger agreement, at closing, a wholly-owned subsidiary of the Company ("Merger Subsidiary") was merged with and into Sverdrup. Thereupon, each outstanding share of common stock of Sverdrup was converted into the right to receive a proportional share of the total amount of initial merger consideration of $198.0 million paid at closing. Each outstanding share of common stock of Sverdrup will also receive a proportional amount of any additional merger consideration that may be paid in the future ("Deferred Merger Consideration"). Amounts payable as Deferred Merger Consideration, if any, will be payable shortly after each of the first three anniversaries of the date of the merger agreement, and is contingent upon the Company's stock price exceeding certain price thresholds as defined in the merger agreement. The total amount payable as Deferred Merger Consideration is limited to a maximum of $31.0 million. After the merger and conversion, the Merger Subsidiary ceased to exist, and Sverdrup survives as a new, wholly-owned subsidiary of the Company. The terms of the merger were arrived at by arms-length negotiations between the parties.

     Of the total initial merger consideration of $198.0 million paid at closing, $10.0 million was paid into an escrow account, the purpose of which will be to settle certain claims or disputes relating to certain contracts and litigation matters identified in the merger agreement.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999

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

     The acquisition has been accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values. The purchase price allocation, which may be adjusted further, resulted in goodwill of approximately $159.5 million, which is being amortized over 40 years on a straight-line basis.

     The following unaudited pro forma financial information presents the combined results of operations of Jacobs and Sverdrup, after giving effect to certain adjustments, including amortization of goodwill, additional interest expense, and related income tax effects, and assuming the acquisition occurred at the beginning of the periods presented. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Jacobs and Sverdrup constituted a single entity during such periods (in thousands, except per-share data):

                                           Six Months Ended
                                                 March 31,
                                         -----------------------
                                               1999         1998
                                         ----------   ----------
Pro forma revenues                       $1,594,618   $1,519,941
Pro forma net income                         31,785       26,830
Pro forma earnings per share:
 Basic                                         1.24         1.04
 Diluted                                       1.21         1.03
--------------------------------         ----------   ----------


                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 March 31, 1999

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


Results of Operations
---------------------

On January 14, 1999, the Company completed its merger with the Sverdrup Corporation ("Sverdrup"). Sverdrup provides engineering, architecture, construction and scientific services for public and private sector clients in the United States and internationally.

The Sverdrup transaction has been accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values. The purchase price allocation, which may be adjusted further, resulted in goodwill of approximately $159.5 million, which is being amortized over 40 years on a straight-line basis. The Company's consolidated results of operations include the results of Sverdrup's operations since the completion date of the merger. See Note 8 to Consolidated Condensed Financial Statements for additional discussion of the Sverdrup transaction.

The Company recorded net income of $16.2 million, or $0.61 per diluted share, for the three months ended March 31, 1999, compared to net income of $13.3 million, or $0.51 per diluted share, for the same period last year. For the six months ended March 31, 1999, the Company recorded net income of $31.3 million, or $1.19 per diluted share, compared to net income of $26.1 million, or $1.00 per diluted share, for the same period last year.

During the three months ended March 31, 1999, total revenues increased by $255.1 million, or 48.6 %, to $779.9 million, compared to $524.8 million for the same quarter in fiscal 1998. This increase was attributable mainly to the business volume generated by Sverdrup's operations, which contributed $224.5 million to the Company's revenues during the current quarter.

Total revenues for the six months ended March 31, 1999 increased by $303.9 million, or 29.5%, to $1,335.0 million, compared to $1,031.1 million for the same period in fiscal 1998. Approximately 74% of this increase was generated by Sverdrup's operations, with the balance attributable to the Company's continuing U.S. and European operations (that is, those offices operating during the comparable periods of both fiscal 1999 and fiscal 1998).

Revenues from field (construction and maintenance) service activities increased by $188.8 million, or 61.7%, to $494.7 million during the second quarter of fiscal 1999, compared to $305.9 million for the second quarter of fiscal 1998. For the six months ended March 31, 1999, revenues from field services increased by $223.5 million, or 35.6%, to $850.5 million, compared to $627.0 million for the same period in fiscal 1998. Approximately 69% of the increase in field service revenues during the first half of fiscal 1999 was generated by Sverdrup's operations, with the balance attributable to the Company's continuing U.S. and European operations.

Revenues from engineering service activities increased by $66.3 million, or 30.3%, to $285.2 million during the second quarter of fiscal 1999, compared to $218.9 million for the second quarter of fiscal 1998. For the six months ended March 31, 1999, revenues from engineering services increased by $80.4 million, or 19.9%, to $484.6 million, compared to $404.1 million for the same period in fiscal 1998. Approximately 87% of the increase in engineering service revenues during the first half of fiscal 1999 was generated by Sverdrup's operations, with the balance attributable to the Company's continuing U.S. and European operations.

As a percentage of revenues, direct costs of contracts decreased to 85.6% and 86.5%, respectively, for the three and six months ended March 31, 1999, respectively, compared to 86.9% for both the second quarter and the first half of fiscal 1998. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company.

The improvement in this percentage relationship during the current periods, compared to the same periods last year, was due to increases in the margin rates on the Company's engineering and field services activities. Also contributing to the improvement was the favorable effect of the proportionately higher margins earned on the new volume of engineering services activities generated during the current fiscal year periods.

Selling, general and administrative ("SG & A") expenses for the second quarter of fiscal 1999 increased by $36.9 million, or 78.0%, to $84.2 million, compared to $47.3 million for the second quarter of fiscal 1998. For the six months ended March 31, 1999, SG & A expenses increased by $36.7 million, or 39.6%, to $129.3 million, compared to $92.6 million for the same period in fiscal 1998. The increases in SG & A expenses during the three and six months ended March 31, 1999 were due almost entirely to the results of operations of Sverdrup.

During the second quarter of fiscal 1999, the Company's operating profit (defined as revenues, less direct costs of contracts and SG & A expenses) increased by $6.4 million, or 29.6%, to $28.1 million, compared to $21.7 million for the second quarter of fiscal 1998. Approximately 78% of the Company's operating profit during the second quarter of fiscal 1999 was generated by its continuing U.S. and European operations, with the balance attributable to Sverdrup's operations.

For the six months ended March 31, 1999, the Company's operating profit increased by $9.3 million, or 22.3%, to $51.3 million, compared to $42.0 million for the same period in fiscal 1998. Approximately 88% of the Company's operating profit during the first half of fiscal 1999 was generated by its continuing U.S. and European operations, with the balance attributable to Sverdrup's operations.

The Company recorded $2.2 million and $1.3 million, respectively, of net interest expense during the three and six months ended March 31, 1999, compared to $0.5 million and $1.2 million, respectively, of net interest income for the comparable periods in fiscal 1998. The increases in interest expense of $2.7 million and $2.4 million, respectively, during the second quarter and first half of fiscal 1999 were due primarily to approximately $2.3 million of interest expense incurred on the $165.0 million of merger indebtedness, and the loss of interest income that would have been earned on the internal funds committed to finance the merger with Sverdrup.

The Company's overall effective tax rates were 37.5% and 37.3%, for the second quarter of fiscal 1999 and the six months ended March 31, 1999, respectively. This compares to an effective tax rate of 39.0% for both the three and six months ended March 31, 1998. The reduction in the Company's effective tax rate is attributable primarily to a lower tax rate on the Company's non-U.S. operations.

Backlog Information
-------------------

The following table summarizes the Company's backlog at March 31, 1999 and 1998 (in millions):

                                      1999       1998
                                    --------   --------
  Engineering services backlog      $1,650.0   $  985.3
  Total backlog                     $4,300.0   $3,006.6

Liquidity and Capital Resources
-------------------------------

During the six months ended March 31, 1999, the Company's cash and cash equivalents decreased by $27.8 million, to $73.5 million. This compares to a net increase of $11.9 million, to $67.9 million, during the same period in fiscal 1998. During the six months ending March 31, 1999, the Company experienced net cash outflows from investing activities and the effect of exchange rate changes, of $212.1 million and $2.6 million, respectively, offset in part by net cash inflows from financing and operating activities of $155.7 million and $31.2 million, respectively.

The Company's operating activities contributed $31.2 million of cash and cash equivalents during the first half of fiscal 1999. This compares to a net contribution of $37.9 million during the first half of fiscal 1998. The net decrease of $6.7 million in cash provided by operating activities during the first half of fiscal 1999 as compared to the same period in fiscal 1998 occurred in spite of a $5.2 million increase in net income, and was due primarily to net cash outflows of $15.1 million resulting from the timing of cash receipts and payments within the Company's working capital accounts.

The Company's investing activities resulted in a net cash outflow of $212.1 million during the six months ended March 31, 1999, compared to a net cash outflow of $22.1 million during the comparable period last year. The $190.0 million net increase in cash used by investing activities during the first half of fiscal 1999 as compared to fiscal 1998 was due primarily to the merger with Sverdrup, requiring $199.1 million in cash (which included the associated costs of the merger), combined with a $6.0 million increase in additions to property and equipment, net of disposals. Offsetting these cash outflows in part was a $16.1 million increase from fiscal 1998 to fiscal 1999 in cash flows from sales of marketable securities. The proceeds from the sales in fiscal 1999 were used to partially fund the merger with Sverdrup.

The Company's financing activities generated $155.7 million in cash and cash equivalents during the first half of fiscal 1999 compared to a net cash outflow of $2.7 million during the same period last year. In January 1999, in connection with the merger with Sverdrup, the Company terminated its existing long-term $45.0 million revolving credit agreement and entered into a new, $230.0 million revolving credit agreement. The Company borrowed $165.0 million under the new facility to pay the initial merger consideration and the costs of the merger of $199.1 million, and $21.0 million of indebtedness of Sverdrup existing at closing. At that time, the Company also modified one of its existing short-term credit facilities under which it refinanced amounts outstanding under the old $45.0 million revolving credit agreement. See Note 8 to Consolidated Condensed Financial Statements for additional discussion of the Sverdrup transaction.

The Company believes it has adequate capital resources to fund its operations for the remainder of fiscal 1999 and beyond. As discussed above, the Company entered into a new, long-term, $230.0 million revolving credit facility during the current fiscal quarter against which $192.2 million was outstanding at March 31, 1999 in the form of direct borrowings. The Company's committed short-term credit facilities totaled $32.5 million at March 31, 1999, against which $10.5 million was outstanding in the form of direct borrowings and letters of credit.

Year 2000 Readiness-Update
----------------------------

The Company has had an ongoing Year 2000 ("Y2K") program that was begun in fiscal 1997 to ensure that its operational and financial systems would not be adversely affected by Y2K data processing hardware and software failures arising from processing errors involving calculations using the Year 2000 date. (Readers should refer to pages A-7 through A-10 of Exhibit 13 to the Company's 1998 Annual Report on Form 10-K for a more complete discussion of the Company's Y2K compliance program). As of March 31, 1999, the Company continues to be actively engaged in one or more compliance phases with respect to each of the business areas it has identified as critical to normal and routine operations. Additionally, the Company has integrated the Y2K compliance program of Sverdrup into the Company's overall Y2K compliance program. Sverdrup's separate Y2K compliance program was begun prior to the completion of the merger. The Company is also continuing its communications program with third parties (clients, vendors and suppliers) regarding the Company's Y2K readiness.

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


                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The information required by this Item is hereby incorporated by reference from
Item 4 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998 filed with the Commission on February 10, 1999.


Item 6.    Exhibits and Reports on Form 8-K.

       (a)  Exhibits:

           27.  Financial Data Schedule

        (b)  Reports on Form 8-K:

           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JACOBS ENGINEERING GROUP INC.
-----------------------------
         (Registrant)



By:  /s/  John W. Prosser, Jr.
     ___________________________
     John W. Prosser, Jr.
     Senior Vice President, Finance
     and Administration and Treasurer

Date:  May 13, 1999