Form 10-Q
period 1999-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 1999-08-12
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended June 30, 1999
                                    -------------

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

                             ( X ) YES  -  (   ) NO

Number of shares of common stock outstanding at August 11, 1999: $25,923,979

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q

                                                                             Page
---------------------------------------------------------------------------------
 Part I - Financial Information

   Item 1.    Financial Statements (unaudited):

                   Consolidated Condensed Balance Sheets -
                   June 30, 1999 and September 30, 1998                         3

                   Consolidated Condensed Statements of Income -
                   Three and nine months ended June 30, 1999 and 1998           4

                   Consolidated Condensed Statements of Cash Flows -
                   Nine months ended June 30, 1999 and 1998                     5

                   Notes to Consolidated Condensed Financial Statements         6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              10

 Part II - Other Information:

   Item 6.    Exhibits and Reports on Form 8-K                                 15

   Signatures                                                                  16


                         Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except share information)
                                  (Unaudited)

                                                  June 30,     September 30,
                                                    1999            1998
                                                 -----------   --------------
ASSETS
  Current Assets:
    Cash and cash equivalents                    $   52,019         $101,328
    Marketable securities                             1,837           16,482
    Receivables                                     673,638          394,841
    Deferred income taxes                            62,874           45,419
    Prepaid expenses and other                       20,627            7,937
----------------------------------------------   ----------         --------
     Total current assets                           810,995          566,007
----------------------------------------------   ----------         --------
  Property, Equipment and Improvements, Net         142,980          100,565
----------------------------------------------   ----------         --------
  Other Noncurrent Assets:
    Goodwill, net                                   229,991           77,246
    Other                                            99,642           63,671
----------------------------------------------   ----------         --------
     Total other noncurrent assets                  329,633          140,917
----------------------------------------------   ----------         --------
                                                 $1,283,608         $807,489
==============================================   ==========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                $    5,957         $    217
    Accounts payable                                161,831          101,846
    Accrued liabilities                             257,201          161,552
    Customers' advances in excess of
     related revenues                               196,269           85,049
    Income taxes payable                             16,132           19,684
----------------------------------------------   ----------         --------
     Total current liabilities                      637,390          368,348
----------------------------------------------   ----------         --------
  Long-term Debt                                    168,387           26,221
----------------------------------------------   ----------         --------
  Other Deferred Liabilities                         49,600           35,170
----------------------------------------------   ----------         --------
  Minority Interests                                  5,545            6,345
----------------------------------------------   ----------         --------
  Commitments and Contingencies
----------------------------------------------   ----------         --------
  Stockholders' Equity:
    Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                      -                -
     Common stock, $1 par value,
       authorized - 60,000,000 shares;
       25,913,500 shares issued and
       outstanding at June 30, 1999;
       25,866,795 shares issued in 1998              25,913           25,867
    Additional paid-in capital                       60,808           55,698
    Retained earnings                               342,323          300,296
    Other                                            (6,358)          (2,856)
----------------------------------------------   ----------         --------
                                                    422,686          379,005
    Less, cost of common stock held
     in treasury (254,028 shares at
     September 30, 1998)                                  -            7,600
----------------------------------------------   ----------         --------
       Total stockholders' equity                   422,686          371,405
----------------------------------------------   ----------         --------
                                                 $1,283,608         $807,489
==============================================   ==========         ========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (In thousands, except per-share information)
                                  (Unaudited)

                                            For the Three Months              For the Nine Months
                                                Ended June 30,                   Ended June 30,
                                            --------------------             -----------------------
                                              1999         1998                1999            1998
                                            --------    --------             ----------    ----------
Revenues                                    $771,905    $525,034             $2,106,951    $1,556,169
-----------------------------------         --------    --------             ----------    ----------

Costs and Expenses:
  Direct costs of contracts                  663,442     457,679              1,817,876     1,354,240
  Selling, general and
   administrative expenses                    79,948      44,881                209,253       137,488
  Interest (income) expense, net               2,683        (580)                 3,939        (1,755)
  Other (income) expense, net                   (986)        301                   (861)          604
-----------------------------------         --------    --------             ----------    ----------
                                             745,087     502,281              2,030,207     1,490,577
-----------------------------------         --------    --------             ----------    ----------

   Income before taxes                        26,818      22,753                 76,744        65,592
-----------------------------------         --------    --------             ----------    ----------

Income Tax Expense                            10,058       8,873                 28,659        25,582
-----------------------------------         --------    --------             ----------    ----------

Net Income                                  $ 16,760    $ 13,880             $   48,085    $   40,010
===================================         ========    ========             ==========    ==========

Net Income Per Share:
  Basic                                     $   0.65    $   0.54             $     1.87    $     1.55
  Diluted                                   $   0.63    $   0.53             $     1.82    $     1.53
===================================         ========    ========             ==========    ==========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                For the Nine Months Ended June 30
                                                                ---------------------------------
                                                                      1999              1998
                                                                   ---------          --------
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        $  48,085          $ 40,010
 Adjustments to reconcile net income to net
  cash flows provided by operating activities:
   Depreciation and amortization                                      23,429            18,128
   Gain on sale of assets                                             (2,042)                -
   Amortization of deferred gains                                          -              (205)
   Changes in assets and liabilities, excluding the
     effects of business acquired:
      Receivables                                                   (102,373)           (8,923)
      Prepaid expenses and other
       current assets                                                 (5,399)           (2,706)
      Accounts payable                                                (5,337)           (7,834)
      Accrued liabilities                                             34,603           (13,397)
      Customers' advances                                             73,455            14,341
      Income taxes payable                                            (3,084)           17,128
   Deferred income taxes                                              (3,713)              506
   Other, net                                                            352               269
------------------------------------------------------             ---------          --------
 Net cash provided by operating activities                            57,976            57,317
------------------------------------------------------             ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of business, net of cash acquired                      (199,840)                -
 Additions to property and equipment, net
  of disposals                                                       (31,642)          (33,380)
 Proceeds from sales of marketable securities
  and investments                                                     18,626             4,195
 Purchases of marketable securities and
  investments                                                         (1,470)           (6,120)
 Net increase in other noncurrent assets                              (6,037)           (2,616)
 Other, net                                                                -               347
------------------------------------------------------             ---------          --------
 Net cash used by investing activities                              (220,363)          (37,574)
------------------------------------------------------             ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings                                  170,000                 -
 Repayments of long-term borrowings                                  (63,935)                -
 Exercises of stock options, including the
  related income tax benefits                                          7,728             7,290
 Increase (decrease) in short-term borrowings, net                     3,496              (583)
 Change in other deferred liabilities, net                              (701)           (1,958)
 Purchase of common stock for treasury                                     -           (12,074)
------------------------------------------------------             ---------          --------
 Net cash provided (used) by financing activities                    116,588            (7,325)
------------------------------------------------------             ---------          --------

Effect of Exchange Rate Changes                                       (3,510)           (1,174)
------------------------------------------------------             ---------          --------
(Decrease) increase in cash and cash equivalents                     (49,309)           11,244
Cash and cash equivalents at the beginning
 of period                                                           101,328            55,992
------------------------------------------------------             ---------          --------
Cash and cash equivalents at the end
 of period                                                         $  52,019          $ 67,236
======================================================             =========          ========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999

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

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position at June 30, 1999 and September 30, 1998, its consolidated results of operations for the three and nine months ended June 30, 1999 and 1998, and its consolidated cash flows for the nine months ended June, 30 1999 and 1998.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.


2. Included in receivables at June 30, 1999 and September 30, 1998 were recoverable amounts under contracts in progress totaling $311,776,800 and $106,072,200, respectively. These represent amounts earned under contracts in progress but not billable at the balance sheet date. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.


3. Property, equipment and improvements are stated at cost and consisted of the following at June 30, 1999 and September 30, 1998 (in thousands):

                                       June 30,    September 30,
                                         1999           1998
-----------------------------------   ----------   --------------
      Land                            $  14,999        $  11,416
      Buildings                          56,497           33,440
      Equipment                         167,983          133,379
      Leasehold improvements             13,015           10,642
      Construction in progress            6,730           12,595
-----------------------------------   ---------        ---------
                                        259,224          201,472
        Accumulated depreciation
          and amortization             (116,244)        (100,907)
-----------------------------------   ---------        ---------
                                      $ 142,980        $ 100,565
===================================   =========        =========
===================================

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999

4. Other noncurrent assets consisted of the following at June 30, 1999 and September 30, 1998 (in thousands):

                                        June 30,   September 30,
-------------------------------------   --------   -------------

      Prepaid pension costs              $22,918         $11,929
      Cash surrender value of life
        insurance policies                29,996          26,920
      Investments                         31,486          20,277
      Notes receivable                     6,035           1,785
      Miscellaneous                        9,207           2,760
-------------------------------------    -------         -------
                                         $99,642         $63,671
                                         =======         =======


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

                                     Three Months Ended    Nine Months Ended
                                           June 30,            June 30,
                                          --------             --------
                                       1999       1998      1999      1998
                                     --------   --------   -------   -------
 Weighted average shares
  outstanding (denominator
  used to compute Basic EPS)           25,899     25,773    25,745    25,731
 Effect of employee and outside
  director stock options                  772        511       742       364
                                       ------     ------    ------    ------
 Denominator used to compute
  Diluted EPS                          26,671     26,284    26,487    26,095
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

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999


     For the three months and nine months ended June 30, 1999, total comprehensive income (net of taxes) was $18,486,700 and $46,836,700, respectively. For the three months and nine months ended June 30, 1998, total comprehensive income (net of taxes) was $13,923,200 and $38,983,500, respectively.


7. During the nine months ended June 30, 1999 and 1998, the Company made cash payments of approximately $5,341,000 and $1,806,600, respectively, for interest and $35,329,800 and $19,202,800, respectively, for income taxes.


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

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999

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

     The acquisition has been accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values. The purchase price allocation, which may be adjusted further, resulted in goodwill of approximately $160.3 million, which is being amortized over 40 years on a straight-line basis.

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


                                               Nine Months Ended
                                                   June 30,
                                          -----------------------
                                                1999         1998
--------------------------------          ----------   ----------
Pro forma revenues                        $2,366,523   $2,289,266
Pro forma net income                          48,545       39,617
Pro forma earnings per share:
 Basic                                          1.89         1.54
 Diluted                                        1.83         1.52
--------------------------------          ----------   ----------

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 June 30, 1999

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

The Sverdrup transaction has been accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values. The purchase price allocation, which may be adjusted further, resulted in goodwill of approximately $160.3 million, which is being amortized over 40 years on a straight-line basis. The Company's consolidated results of operations include the results of Sverdrup's operations since January 1, 1999. See Note 8 to Consolidated Condensed Financial Statements for additional discussion of the Sverdrup transaction.

The Company recorded net income of $16.8 million, or $0.63 per diluted share, for the three months ended June 30, 1999, compared to net income of $13.9 million, or $0.53 per diluted share, for the same period last year. For the nine months ended June 30, 1999, the Company recorded net income of $48.1 million, or $1.82 per diluted share, compared to net income of $40.0 million, or $1.53 per diluted share, for the same period last year.

During the three months ended June 30, 1999, total revenues increased by $246.9 million, or 47.0 %, to $771.9 million, compared to $525.0 million for the same quarter in fiscal 1998. This increase was attributable primarily to the business volume generated by Sverdrup's operations, which contributed 28% to the Company's revenues during the current quarter.

Total revenues for the nine months ended June 30, 1999 increased by $550.8 million, or 35.4%, to $2,107.0 million, compared to $1,556.2 million for the same period in fiscal 1998. Approximately 81% of this increase was generated by Sverdrup's operations, with the balance attributable to the Company's continuing U.S. and European operations (that is, those offices operating during the comparable periods of both fiscal 1999 and fiscal 1998).

Revenues from field (construction and maintenance) service activities increased by $163.3 million, or 49.4%, to $493.8 million during the third quarter of fiscal 1999, compared to $330.4 million for the third quarter of fiscal 1998. For the nine months ended June 30, 1999, revenues from field services increased by $386.8 million, or 40.4%, to $1,344.3 million, compared to $957.4 million for the same period in fiscal 1998. Approximately 77% of the increase in field service revenues during the first nine months of fiscal 1999 was generated by Sverdrup's operations, with the balance attributable to the Company's continuing U.S. and European operations.

Revenues from engineering service activities increased by $83.5 million, or 42.9%, to $278.1 million during the third quarter of fiscal 1999, compared to $194.6 million for the third quarter of fiscal 1998. For the nine months ended June 30, 1999, revenues from engineering services increased by $163.9 million, or 27.4%, to $762.7 million, compared to $598.7 million for the same period in fiscal 1998. Approximately 88% of the increase in engineering service revenues during the first nine months of fiscal 1999 was generated by Sverdrup's operations, with the balance attributable to the Company's continuing U.S. and European operations.

As a percentage of revenues, direct costs of contracts decreased to 86.0% and 86.3%, respectively, for the three and nine months ended June 30, 1999, respectively, compared to 87.2% and 87.0% for the third quarter and the first nine months of fiscal 1998, respectively. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The improvements in this percentage relationship during the current periods, compared to the same periods last year, were due primarily to the relatively higher margins on Sverdrup's engineering and field services operations. Also contributing to the improvement was the favorable effect of the proportionately higher margins earned on the new volume of engineering services activities generated, relative to field services activities.

Selling, general and administrative ("SG & A") expenses for the third quarter of fiscal 1999 increased by $35.1 million, or 78.1%, to $79.9 million, compared to $44.9 million for the third quarter of fiscal 1998. For the nine months ended June 30, 1999, SG & A expenses increased by $71.8 million, or 52.2%, to $209.3 million, compared to $137.5 million for the same period in fiscal 1998. The increases in SG & A expenses during the three and nine months ended June 30, 1999 were due almost entirely to the results of operations of Sverdrup.

During the third quarter of fiscal 1999, the Company's operating profit (defined as revenues, less direct costs of contracts and SG & A expenses) increased by $6.0 million, or 26.9%, to $28.5 million, compared to $22.5 million for the third quarter of fiscal 1998. For the nine months ended June 30, 1999, the Company's operating profit increased by $15.4 million, or 23.9%, to $79.8 million, compared to $64.4 million for the same period in fiscal 1998.

The Company recorded $2.7 million and $3.9 million, respectively, of net interest expense during the three and nine months ended June 30, 1999, compared to net interest income of $0.6 million and $1.8 million, respectively, for the comparable periods in fiscal 1998. During the prior fiscal period ended June 30, 1998, the Company was a net investor of excess cash. During the current fiscal period ended June 30, 1999, as a result of the merger with Sverdrup Corporation, the Company became a net borrower of cash. As discussed above, the Company financed the merger price with a new, $230.0 million revolving credit facility, under which the Company initially borrowed $165.0 million. At June 30, 1999, outstanding borrowings relating to the Sverdrup merger under this facility were $130.0 million.

The Company recorded $1.0 million and $0.9 million, respectively, of net other income during the three and nine months ended June 30, 1999, compared to net other expense of $0.3 million and $0.6 million, respectively, for the comparable periods in fiscal 1998. The increases in net other income during the current quarter and year to date periods were due primarily to higher gains realized on the sales of securities, partially offset by an increase in other miscellaneous expenses.

The Company's overall effective tax rates were 37.5% and 37.3%, for the third quarter of fiscal 1999 and the nine months ended June 30, 1999, respectively. This compares to an effective tax rate of 39.0% for both the three and nine months ended June 30, 1998. The reduction in the Company's effective tax rate is attributable primarily to a lower tax rate on the Company's non-U.S. operations.

Backlog Information
-------------------

The following table summarizes the Company's backlog at June 30, 1999 and 1998 (in millions):

                                      1999       1998
                                    --------   --------
  Engineering services backlog      $1,614.2   $1,000.5
  Total backlog                     $4,340.0   $3,210.5

Liquidity and Capital Resources
-------------------------------

During the nine months ended June 30, 1999, the Company's cash and cash equivalents decreased by $49.3 million, to $52.0 million. This compares to a net increase of $11.2 million, to $67.2 million, during the same period in fiscal 1998. During the nine months ended June 30, 1999, the Company experienced net cash outflows from investing activities and the effect of exchange rate changes, of $220.4 million and $3.5 million, respectively, offset in part by net cash inflows from financing and operating activities of $116.6 million and $58.0 million, respectively.

The Company's operating activities contributed $58.0 million of cash and cash equivalents during the first nine months of fiscal 1999. This compares to a net contribution of $57.3 million during the same period in fiscal 1998. Cash flows from operating activities were benefited by an $8.1 million increase in net income during the first nine months of fiscal 1999 as compared to fiscal 1998, and a $5.3 million increase in depreciation and amortization expense (which are non-cash charges), offset in part by a $6.7 million increase in net cash outflows relating to the timing of cash receipts and payments within the Company's working capital accounts. Net cash outflows from deferred income tax benefits and gains on sales of assets account for the remainder of the change in cash flows from operating activities in fiscal 1999 as compared to last year.

The Company's investing activities resulted in a net cash outflow of $220.4 million during the nine months ended June 30, 1999, compared to a net cash outflow of $37.6 million during the comparable period last year. The $182.8 million net increase in cash used by investing activities during the first nine months of fiscal 1999 as compared to fiscal 1998 was due primarily to the merger with Sverdrup, requiring $199.8 million in cash (which included the associated costs of the merger), combined with a $3.4 million net increase in other noncurrent assets. Offsetting these cash outflows in part was a $14.4 million increase from fiscal 1998 to fiscal 1999 in proceeds from sales of marketable securities and investments. The proceeds from the sales of marketable securities and investments in fiscal 1999 were used to partially fund the merger with Sverdrup and pay down indebtedness relating to the merger.

The Company's financing activities generated $116.6 million in cash and cash equivalents during the first nine months of fiscal 1999 compared to a net cash outflow of $7.3 million during the same period last year. In January 1999, in connection with the merger with Sverdrup, the Company terminated its existing long-term $45.0 million revolving credit agreement and entered into a new, $230.0 million revolving credit agreement. The Company borrowed $165.0 million under the new facility to pay the initial merger consideration and related costs of $199.8 million, and $21.0 million of Sverdrup indebtedness existing at closing. During the June 30, 1999 quarter, the Company paid down $40.0 million of its long-term, $230.0 million revolving credit facility relating primarily to the Sverdrup transaction. See Note 8 to Consolidated Condensed Financial Statements for additional discussion of the Sverdrup transaction.

The Company has adequate capital resources to fund its operations for the remainder of fiscal 1999 and beyond. As discussed above, the Company entered into a new, long-term, $230.0 million revolving credit facility during the second quarter of the current fiscal year, against which $151.0 million was outstanding at June 30, 1999 in the form of direct borrowings. These borrowings relate to the merger indebtedness, and other refinanced amounts that were outstanding under the old $45.0 million revolving credit agreement. The Company's committed short-term credit facilities totaled $30.8 million at June 30, 1999, against which $11.4 million was outstanding in the form of direct borrowings and letters of credit.

Year 2000 Readiness-Update
----------------------------

The Company has had an ongoing Year 2000 ("Y2K") program that began in fiscal 1997 to ensure that its operational and financial systems would not be adversely affected by Y2K data processing hardware and software failures arising from processing errors involving calculations using the Year 2000 date. (Readers should refer to pages A-7 through A-10 of Exhibit 13 to the Company's 1998 Annual Report on Form 10-K for a more complete discussion of the Company's Y2K compliance program). As of June 30, 1999, the Company continues to be actively engaged in one or more compliance phases with respect to each of the business areas it has identified as critical to normal and routine operations. Additionally, the Company has integrated the Y2K compliance program of Sverdrup into the Company's overall Y2K compliance program. Sverdrup's separate Y2K compliance program was begun prior to the completion of the merger. The Company is also continuing its communications program with third parties (clients, vendors and suppliers) regarding the Company's Y2K readiness.

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

     (b)  Reports on Form 8-K

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

Date:  August 12, 1999