Form 10-K405
period 1999-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 1999-12-17
CIK 52988

                                                                            1999
================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1999

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

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $686,965,700 as of December 16, 1999, based upon the last reported sales price on the New York Stock Exchange. For this purpose, the Registrant considers Dr. Joseph J. Jacobs to be its only affiliate.

As of December 16, 1999, the Registrant had outstanding 26,146,156 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement issued in connection with its 2000 Annual Meeting of Shareholders (Part II and Part III).

================================================================================

                                    PART I

Item 1.   BUSINESS

General
-------
     Jacobs Engineering Group Inc. (the "Company") is one of the largest professional services firms in the United States providing a broad range of project services; process, scientific and systems consulting services; operations and maintenance services; and construction services to a broad range of industrial, commercial and governmental clients. The Company provides its services through offices and subsidiaries located in the United States, Europe, India, Mexico, Chile and Australia.

     The Company focuses its services on selected industry groups and markets including chemicals and polymers; buildings (which includes projects in the fields of health care and education, as well as commercial, civic and governmental buildings); federal programs; pharmaceuticals and biotechnology; petroleum; infrastructure; technology and manufacturing; and pulp and paper, among others.

     Over the past several years, the Company has grown its business through both internal initiatives and strategic mergers and acquisitions. These merger and acquisition transactions have allowed the Company to (i) expand or enhance the range of services it provides its clients; (ii) expand its client base; and
(iii) provide access to new geographical areas. Some of the more significant transactions that have occurred over the past five years include: the Sverdrup merger; the acquisition of the Serete Group; and the acquisition of CRS Sirrine and CRSS Constructors.

     In January 1999, the Company completed its merger with the Sverdrup Corporation ("Sverdrup"). As a result of this transaction, Sverdrup became a wholly-owned subsidiary of the Company. Sverdrup provides engineering, architecture, construction and scientific services for the development, design, construction and operation of buildings, infrastructure projects and advanced technical systems for public and private sector clients in the United States and internationally. Sverdrup employs more than 5,600 people in offices located throughout the United States, and in selected countries abroad. The Sverdrup transaction expanded the Company's business opportunities in several key markets, added professional staff, as well as presence in new geographies. It also added civil and defense capabilities to the Company's range of professional services. The merger has been accounted for as a purchase, and the results of operations of Sverdrup have been included in the Company's consolidated results of operations since January 1999.

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

     In Fiscal 1994, the Company acquired CRS Sirrine and CRSS Constructors (whose principal offices are located primarily within the United States). These acquisitions greatly expanded the Company's professional staff. They provided broad-based skills in the pulp and paper market (which was a new market for the Company at that time), and enhanced the Company's capabilities for its clients in both the buildings and high technology manufacturing markets. These acquisitions also strengthened the Company's capabilities in the area of construction management services, expanded the Company's client base, and provided increased resources in the southeast region of the United States.

     In addition to the particular advantages described above, these acquisitions have allowed the Company to grow its relationships with its major clients. By expanding into new geographical areas, and by adding to its existing technical and project management capabilities, the Company strives to position itself as a preferred, single-source provider of professional services to its major clients.

     The Company is a Delaware corporation and was originally incorporated in 1957 as a successor to a business organized by Dr. Joseph J. Jacobs in 1947. The Company's common stock has been publicly held since 1970 and is currently listed on the New York Stock Exchange.


Services Provided
-----------------

     The Company offers four broad categories of professional services: project services (which includes engineering, design, architectural and other related services); process, scientific and systems consulting services; operations and maintenance ("O&M") services; and construction services. The Company will often establish a relationship with a client when it is awarded a contract for the initial phases of an engineering and/or construction project. These services may include feasibility studies, consulting or design work. Because of the range of technical expertise the Company possesses, it is often retained for additional work as the project develops. The scope of services provided by the Company, therefore, ranges from consulting to complete single-responsibility contracts.

     The following table sets forth the total revenues of the Company from each of its four basic service categories for each of the five years ended September 30, 1999 (in thousands of dollars):

                                 1995         1996         1997         1998         1999
                              ----------   ----------   ----------   ----------   ----------
 Project Services             $  592,846   $  655,248   $  734,619   $  861,608   $1,318,027
 Process, Scientific and
  Systems Consulting              11,566       12,950       11,587       11,163       87,990
 Operations and
  Maintenance                    253,084      245,667      264,622      266,798      474,511
 Construction                    865,561      885,105      769,788      961,576      994,479
                              ----------   ----------   ----------   ----------   ----------
                              $1,723,057   $1,798,970   $1,780,616   $2,101,145   $2,875,007
                              ==========   ==========   ==========   ==========   ==========

     Project Services
     ----------------
     The Company employs all of the engineering and related disciplines needed to engineer and design modern process plants (including projects for clients in the chemicals and polymers, pharmaceuticals and biotechnology, petroleum, food and consumer products, and the basic resources industries); industrial and commercial buildings (including facilities in the health care, education and criminal justice markets, as well as commercial buildings for clients in the private sector); infrastructure projects (including highways, roads, bridges and other transportation facilities); technology and manufacturing facilities (for clients in the semiconductor, electronics, automotive, aerospace and defense industries); pulp and paper plants; and other facilities. The Company also employs many of the requisite scientific, technical and program management capabilities necessary to provide program integration, testing and evaluation services for clients in the defense and aerospace industries and in support of environmental programs primarily for agencies of the U.S. federal government.

     Also included in the category of "Project Services" are construction management services, as well as all of the related support services necessary for the proper and effective delivery of the Company's engineering and other home-office services (among these are cost engineering, planning, scheduling, procurement, estimating, project accounting, and quality and safety). In the area of construction management, the Company can provide a wide range of services as an agent for its clients. The Company may act as the program director, whereby it oversees, on behalf of the owner of the project, the complete planning, design and construction phases of the project, or, its services may be limited to providing construction consulting.

     Process, Scientific and Systems Consulting
     ------------------------------------------
     The Company employs all of the professional and technical expertise necessary to provide a broad range of consulting services including: performing pricing studies, market analyses and financial projections necessary in determining the feasibility of a project; performing gasoline reformulation modeling; analyzing and evaluating layout and mechanical designs for complex processing plants; analyzing automation and control systems; analyzing, designing and executing biocontainment strategies; developing and performing process protocols in respect of Federal Drug Administration mandated qualification/validation requirements; and performing geological and metallurgical studies.

     Also included in "Process, Scientific and Systems Consulting" are the professional and program management services required to assist clients (typically, the U.S. federal government and its agencies) in a wide range of defense and aerospace related programs. Such services typically are more technical and scientific in nature than are other project services provided by the Company, and may involve such tasks as supporting the development and testing of conventional weapons systems; weapons modeling and simulations; computer systems maintenance and support; evaluations and testing of mission-critical control systems; and other, highly technical programs and tasks.

     Operations & Maintenance ("O&M")
     --------------------------------
     O&M activities generally refer to all of the tasks required to operate and maintain large, complex facilities on behalf of clients. In such situations, the Company provides key management and support services over all of the facility's operations, including subcontractors and other on-site personnel. Within the environmental area, O&M activities often include engineering and technical support services, as well as program management services necessary to remediate contaminated sites. Within the aerospace and defense areas, O&M activities often include providing all of the management and technical support services to operate and maintain engine test facilities, weapons integration and high-tech simulation and verification centers. Such O&M contracts frequently require the Company to provide facilities management and maintenance services, utilities operations and maintenance services, property management and disposition and construction support services.

     Also included in this category are plant maintenance services. Plant maintenance services generally include all of the tasks required to keep a plant (typically a refinery or chemical plant) in day-to-day operation, including the repair and replacement of pumps, piping, heat exchangers and other equipment.
It also includes "turnaround" work, which involves major refurbishment which can only be performed when the plant is shut down. Since shutdowns are expensive to the owners of the plant, turnaround work will often require maximizing the number of skilled craft personnel that can work efficiently on a project on a 24 hours per day, seven days per week basis. The Company employs sophisticated computer scheduling and programming to complete turnaround projects quickly and it maintains contact with a large pool of skilled craftsmen it can hire as needed on maintenance and turnaround projects.

     Although the profit margins that can be realized from O&M services are generally lower than those associated with the other services the Company provides, the costs to support maintenance activities are also generally lower than those associated with the Company's other services. Furthermore, since O&M contracts are normally cost-reimbursable in nature, they present less financial risk to the Company. Additionally, although engineering and construction projects may be of a short-term nature, O&M services often result in long-term relationships with clients. For example, the Company has been providing maintenance services at several major process plants for over 30 years. This aspect of maintenance services greatly reduces the selling costs in respect of such services.

     Construction
     ------------
     The Company provides traditional field construction services to private and public sector clients in virtually all of the industries to which it provides project services. The Company can also provide its clients with Advanced Construction Technology ("ACT")/(R)/. ACT is an advanced form of off-site engineering and design (the revenues for which are included in project services), fabrication, assembly and field erection. ACT provides clients with an alternative approach to traditional methods of engineering and construction, which can compress and shorten the construction schedule, as well as help to reduce costs. In the environmental area, recent contract awards from clients in the public sector require the Company to provide environmental remedial construction services.

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

Industry Groups and Markets
---------------------------
     The Company focuses its efforts on the following industry groups and markets: chemicals and polymers; buildings; U.S. federal programs; pharmaceuticals and biotechnology; petroleum; infrastructure; technology and manufacturing; and pulp and paper. The Company believes these industry groups and markets have sufficient common needs to permit cross-utilization of the Company's resources which help to mitigate the negative effects of a downturn in a single industry.

     The following table sets forth the total revenues of the Company from each of these industry groups and markets for each of the five years ended September 30, 1999 (in thousands of dollars):

                            1995         1996         1997         1998         1999
                         ----------   ----------   ----------   ----------   ----------
Chemicals and
 Polymers                $  374,554   $  396,515   $  490,347   $  785,727   $  796,501
Buildings                   161,836      175,645      169,286      314,293      454,589
Federal Programs            175,200      145,275      201,643      169,474      481,302
Pharmaceuticals and
 Biotechnology              102,561      147,840      140,545      211,501      373,520
Petroleum                   480,472      417,739      248,799      255,579      243,311
Infrastructure               11,099       11,135       11,748       11,278      218,828
Technology and
 Manufacturing              264,493      268,520      335,627      128,501      173,023
Pulp and Paper               85,652      170,552      154,135      191,595       99,189
Other                        67,190       65,749       28,486       33,197       34,744
                         ----------   ----------   ----------   ----------   ----------
                         $1,723,057   $1,798,970   $1,780,616   $2,101,145   $2,875,007
                         ==========   ==========   ==========   ==========   ==========

     Chemicals and Polymers
     ----------------------
     The Company has always considered the chemicals industry a cornerstone of its business. Revenues from this industry group have consistently accounted for a significant share of each year's total revenues. Historically, whenever the Company has sought to expand its business, the impact of such expansion on the Company's chemicals business has always been an important consideration. The Company's first office outside the United States was opened in support of a bulk-chemical project for a large, U.S. company seeking to expand its operations internationally.

     Currently, the Company furnishes its full line of services to its clients operating in the chemicals industries. The Company has provided technical, financial, marketing and business consulting services for many of the largest chemical manufacturers in the world. The Company has performed feasibility studies, as well as preliminary and detailed design and engineering services, construction, and construction management services for its chemicals industry clients. Typical projects range from various basic, intermediate and polymer chemicals, to low-pressure, multi-product processes for the production of fine and specialty chemicals. The Company has also completed projects dealing with the modernization and upgrading of polyethylene and liquid polymer production facilities. The Company has extensive knowledge of, and experience with, advanced polymerization reactions and state-of-the-art, post-reactor processing techniques, as well as many other specialty chemicals.

     A significant aspect of the Company's service to this industry is in the area of contract maintenance. The Company has contracts with several major chemical producers to provide on-site maintenance and turnaround activities. Many of these contracts are evergreen in nature and tend to be extended over many years.

     Another important aspect of our chemicals business has been the development of performance-based partnering relationships (alliances) with clients. In an alliance, the Company contracts with the client to perform a broad range of services, as the client requires. Projects can range from providing on-site engineering services, to completion of an entire capital improvement program. Occasionally, a small initial evaluation performed for a client expands to include fully-integrated engineering, procurement, construction and construction management services.

     Buildings
     ---------
     Buildings generally refers to the Company's engineering and construction activities relating to commercial buildings and other specialized structures.

     The Company provides and/or manages comprehensive architectural, engineering, design, construction, construction management and/or total program management services for a variety of unique and technically complex buildings and complexes. Typical projects include major federal building programs, both K-12 (kindergarten through high school) and higher education facilities, justice, and health and research facilities, as well as corporate buildings, and other municipal, civic and institutional facilities. The Company provides its services on projects that emphasize both new construction as well as those involving renovation and refurbishment of existing facilities. The Company has also been successful in applying its skill base to clients requiring complete program management (referred to as "resourcing"). For such contracts, the Company, often through joint ventures with third parties, assume full responsibility for the ongoing operations and maintenance of entire commercial or industrial complexes on behalf of the client.

     Federal Programs
     ----------------
     The Company's Federal Programs can generally be categorized as relating to either environmental programs, or defense and aerospace programs.

          Environmental
          -------------
     The Company believes it is one of the leading providers of environmental restoration, engineering and consulting services, including hazardous waste management and site cleanup and closure in the United States. Many of the projects for the U.S. government span several years. For larger programs, the scope of services is such that the Company sometimes teams with other companies in order to execute the project. The Company's projects within this market generally relate to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund"), the National Environmental Policy Act ("NEPA") and the Resource Conservation and Recovery Act ("RCRA"). The Company is currently providing environmental restoration, engineering, construction and site operations and maintenance services for a number of U.S. federal government agencies including the U.S. Department of Energy ("DOE"), the Department of Defense ("DOD") and the U.S. Environmental Protection Agency ("USEPA").

     The Company provides environmental support such as underground storage tank
(UST) removal, contaminated soil and water remediation, building demolition and decommissioning, and design, build, installation, operation and maintenance of various types of soil and groundwater cleanup systems at multiple project locations across the United States for the U.S. Army Corps of Engineers and the U.S. Air Force Center for Environmental Excellence. Typical projects also include the preparation of feasibility studies and performance of remedial investigations, engineering, design and remediation services on several national programs. In addition to contracts involving the remediation of contaminated sites, the government has let contracts to private contractors to provide full operations and maintenance services to entire government facilities.

     Demand for the Company's services in this area is strongly affected by the level of enforcement of environmental laws and regulations, and the spending patterns of public and private clients.

          Defense and Aerospace
          ---------------------
     The Company provides a wide range of professional services for a variety of aerospace facilities and systems, including wind tunnels, turbine and rocket engine test facilities, and launch facilities, as well as computer-based simulation and other systems. The Company also operates and maintains aerodynamic, propulsion, and space facilities and systems for government clients at more than a dozen test centers.

     The Company, through its merger with Sverdrup Corporation, has been a provider of technical services to the DOD for many years, and currently supports defense programs in more than a dozen locations, both in the U.S. and internationally. In addition to operating and maintaining several DOD test centers, the Company's support includes services such as aerodynamic testing of next-generation fighter aircraft; propulsion testing for space programs; launch of Titan, Atlas, and Delta rockets and payloads; and support to weapons systems such as air-to-air missile systems and precision guided, smart weapons used for various high-value targets. The Company also supports DOD in a number of information technology programs, including networks, command and control technology, intelligence, and information warfare.

     The Company also provides technical assistance and program management support at several NASA facilities. The Company provides O&M services for these facilities, including support of tests of spacecraft and aeronautical systems; aerodynamic test facilities and systems; biological and life sciences experiments; and aircraft for research and development missions. The Company currently supports several NASA programs ranging from Space Shuttle experiments to the International Space Station, and from advanced propulsion/transportation systems to protein crystal growth research needed to develop new drugs and vaccines.

     Pharmaceuticals and Biotechnology
     ---------------------------------
     The Company furnishes a full line of services to its clients in the pharmaceutical and biotechnology industry. The scope of services the Company provides its clients in these markets includes master planning, programming, feasibility studies, engineering, preliminary and detailed design, procurement, construction, construction management, validation, and maintenance. Accordingly, the Company is fully capable of executing some of the industry's largest capital programs on a single-responsibility basis.

     Typical projects for clients in this industry include laboratories, research and development facilities, vivariums, pilot plants, bulk active pharmaceutical ingredient production facilities, full-scale biotechnology production facilities, and secondary manufacturing facilities. Regulatory considerations on these projects include current Good Laboratory Practices ("cGLP") and current Good Manufacturing Practices ("cGMP"). In addition, state-of-the-art technology and know-how are critical to the Company's clients. These include containment, barrier technology, locally controlled environments, process and building systems automation and off-the-site design and fabrication of process and building modules.

     As the worldwide market demand for ethical and over-the-counter products continues to escalate, the pressure increases on the pharmaceutical industry to decrease product time to market, decrease costs and increase return on investment. The Company's role is expanded to deliver capital projects sooner and more efficiently. The Company provides local, economical resources in major pharmaceutical and biotechnology areas, and provides single-point EPCMV (engineering, procurement, construction, maintenance and validation) project delivery. The Company continues to enhance its 3-D CADD design capabilities, as well as other technological aspects of its engineering and design services, in order to better serve its clients, and to ensure that projects transition from their conceptual design phase through and including the construction and validation phases as economically and efficiently as possible.

     The Company also has established formal alliances with numerous clients in the pharmaceutical and biotechnology industry.

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

     The volume of business activity in this industry group is sometimes influenced by government regulations. For example, as the government issues regulations requiring the reduction of the sulfur content of motor fuels, capital spending by clients for desulfurization projects have increased. There are also significant levels of economically-driven work associated with reconfiguring refineries to handle increasing levels of imported, heavy sour crude feedstocks. The Company is actively involved in both such regualtions- and economically-driven projects.

     The Company has also utilized its Advanced Construction Technology capabilities (i.e., modular construction) on a number of projects in the petroleum industry. In the U.S. and European refining industries, many projects involve the revamp of an existing processing unit, or the addition of a new process to an existing refinery. As a result of the close proximity of processing units in these refineries, the Company believes the use of off-site construction can decrease congestion at the construction site. The Company also believes that modular construction can offer cost and project execution benefits in remote locations.

     Like the chemicals industry, the Company provides a significant amount of maintenance services to its clients in the petroleum industry. Also like the chemicals industry, the Company has established a number of formal alliances with various clients in the petroleum industry. Some of these alliances have been national in scope.

     Infrastructure
     --------------
     The Company provides a broad range of planning, design, consulting, engineering, construction and construction management services to its clients engaged in civil construction projects throughout the United States, as well as in selected countries overseas. Typical projects in this area include transportation and water resources type projects. The Company's expertise and skills-base in civil and infrastructure projects was greatly enhanced in 1999 as a result of the Sverdrup merger.

     Transportation infrastructure development and rehabilitation have been a mainstay of Sverdrup's infrastructure business for many years. By integrating a broad range of professional disciplines, the Company provides comprehensive planning, engineering, construction and program management services for transportation facilities and systems. Interdisciplinary teams work independently or as an extension of agency staff on highway, bridge, transit, tunnel, airport, railroad, intermodal facility, and lock and dam projects. Representative clients include state departments of transportation and district agencies, the U.S. Army Corps of Engineers, branches of the U.S. military and private industry freight transport firms.

     Fueling the growth in this market is the Transportation Equity Act for the 21st Century (TEA-21). Providing $218 billion over five years - with considerable state and local flexibility in project selection - TEA-21 is a large U.S. federal commitment to improving transportation infrastructure. The Company's concept through completion approach provides complete location selection, condition assessment, environmental analyses, preliminary design, documentation, final design, detailed construction planning, management, public involvement, resident engineering and maintenance engineering management services to agencies seeking to qualify for TEA-21 funding.

     As public sector acceptance of design-build delivery grows, the Company has won and successfully completed large-scale projects such as Utah's I-15 corridor reconstruction and CSX Transportation Inc's Midwestern corridor capacity upgrade.

     The Company's services in the area of water resources have helped public and private sector clients develop and rehabilitate critical water resource systems. Integrating water, wastewater, air quality, and hazardous waste remediation experience provides these clients with the comprehensive expertise needed to deliver complex projects. The Company provides planning, design, design-build and program and construction management services to a diverse market, including: regional wastewater treatment agencies, manufacturers and power generators, local water suppliers, and military facilities.

     Typical public sector projects include managing multi-project water and wastewater capital improvement programs, delivering design-build water/wastewater projects, conducting technology and planning studies, and managing construction of major water/wastewater infrastructure projects. Industrial services include planning, design and construction of air quality, high purity water and industrial wastewater treatment systems.

     State and federal government regulations are important influences in the environmental market. New regulations and funding authorizations under the Safe Drinking Water Act are increasing water suppliers' capital spending levels. The Company is developing water/wastewater conveyance systems and water resources management projects as two promising specialty markets.

     Private sector projects may be driven by regulatory or economic factors. For example, new air and wastewater treatment regulations are increasing capital project spending in the pharmaceutical and petroleum industries. The Company may provide planning, design or construction services as part of a larger industrial expansion program, or as a stand-alone project.

     The Company believes that opportunities for design-build and construction management projects are expanding as these project delivery methods gain acceptance in the public sector. Recent projects include design-build of three major water treatment plants for the Orlando Utilities Commission and construction management of a large water/wastewater treatment complex for the city of Scottsdale, Arizona.

     Technology and Manufacturing
     ----------------------------
     The Company provides a broad range of project services for a variety of technology, manufacturing and test facilities.

     Included in this category are projects involving highly complex test facilities for clients in the aerospace and automotive industries. Typical projects range from conceptual design and feasibility studies to complete design/build programs of wind tunnels and engine test facilities; propulsion and certification test facilities; powertrain and other automotive component parts test facilities; environmental and emissions test facilities; climatic test facilities; and computer-based measurement and control systems.

     Also included in this category are projects for clients operating in the semiconductor industry. The Company provides engineering, procurement, construction, and construction management services to its clients in this industry. Typical projects in this industry range from on-site plant engineering and tool hook-ups, to multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce microprocessors for computers and other consumer electronic devices. Generally, projects in the semiconductor industry are very complex; requiring a greater emphasis on cleanroom, and similar high-end technologies.

     Pulp and Paper
     --------------
     The Company provides a broad range of engineering and construction services to its clients in the pulp and paper industry. Typical projects in the pulp and paper area range from small mill projects to complex, multi-million dollar paper machine rebuilds, mill expansions and construction of new facilities. Currently, the Company is performing the single largest engineering, procurement and construction paper machine installation project in the United States for a national newsprint producer.

     Pulp and paper projects can and frequently encompass all areas of a mill, including woodyards, pulping and bleaching, papermaking, chemical recovery, material handling and power and steam generation. In the area of papermaking, the Company's expertise includes tissue and towel, coated and uncoated fine papers, newsprint and linerboard. The Company's expertise also includes the converting and packaging of paper products for consumer use. The Company has been instrumental in the design and installation of state-of-the-art facilities for recycle fiber, deinking and pulp bleaching. Chemical recovery and power generation are an integral part of the papermaking process. The Company has broad experience in these areas and has applied its expertise in the engineering and construction of such facilities for the pulp and paper industry.

     Additionally, the Company provides strategic planning and conceptual studies for many of its clients, as well as environmental services relating to compliance with USEPA emission standards. As an example, the Company is currently providing detail design and consulting services to International Paper for its environmentally-driven Cluster Rule related work at three of their mills.

     Like certain other markets, the Company has established formal alliances with various clients in the pulp and paper industry. Such alliances have allowed the Company to expand the services it provides its clients, while improving the overall quality and consistency of the engineering and construction services such clients receive.

     Other
     -----
     Included in "Other" are projects that cannot be classified into any of the other industry and market categories. This would include projects for clients in the food and consumer products industries, as well as basic resources (mining, minerals and fertilizers).

Backlog
-------
     For information regarding the Company's backlog, reference should be made to Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in this report.

Customers
---------
     For the years ended September 30, 1995, 1996, 1997, 1998 and 1999, revenues directly or indirectly from agencies of the U.S. federal government accounted for 11.4%, 8.7%, 12.0%, 12.1% and 17.4%, respectively, of total revenues. Due to the amount of pass-through costs (see "Contracts" below) that may be incurred on construction and maintenance projects, it is not unusual for a client in the private sector to account for more than 10% of revenues in any given year. One client in the private sector accounted for 13.1% of total revenues in 1995. A different client accounted for 15.3% of total revenues in 1997. No single client in the private sector accounted for 10% or more of total revenues in 1996, 1998 or 1999.

Foreign Operations
------------------
     For the years ended September 30, 1995, 1996, 1997, 1998 and 1999, revenues from the Company's international operations were approximately 5.4%, 10.3%, 23.5%, 20.2% and 15.8%, respectively, of total revenues. For fiscal years 1995 and 1996, substantially all such revenues related to the Company's offices in the U.K. and Ireland. In 1997, as discussed above, the Company completed the acquisitions of the Serete Group and HGC India. The Serete Group has operations throughout Europe, and executes projects for commercial clients in the chemicals, pharmaceuticals and semiconductor industries, as well as buildings and infrastructure projects for both commercial and governmental clients. HGC India has operations in India and executes projects for commercial clients in the chemical, pharmaceuticals and petroleum markets. Revenues earned in fiscal 1997, 1998 and 1999 from the Company's offices in Mexico and Chile were not material.

Contracts
---------
     While there is considerable variation in the pricing provisions of the contracts undertaken by the Company, they can generally be grouped into three broad categories: Cost-reimbursable; fixed-price and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts during each of the five fiscal years ended September 30, 1999:

                                 1995    1996    1997    1998    1999
                                 -----   -----   -----   -----   -----
     Cost-reimbursable             88%     82%     82%     81%     73%
     Fixed-price                   11      16      16      18      22
     Guaranteed maximum price       1       2       2       1       5

     In accordance with industry practice, most of the Company's contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

      When the Company is directly responsible for engineering, design, procurement and construction of a project or the maintenance of a process plant, the Company reflects the cost of materials, equipment and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, these amounts are not reflected in either revenues or costs. The following table presents the approximate amount of such pass-through costs included in revenues for each of the five fiscal years ended September 30, 1999 (in millions):

            1995         1996         1997         1998         1999
         ----------   ----------   ----------   ----------   ----------
         $ 1,001.3    $ 1,019.5     $ 919.6     $ 1,066.4    $ 1,167.0

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

     Fixed-price contracts
     ---------------------
     Fixed-price contracts include both "negotiated fixed-price" contracts and "lump sum bid" contracts. Under a negotiated fixed-price contract, the Company is first selected as the contractor, and then the contract price is negotiated. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where the Company has the opportunity to perform engineering and design work before negotiating the total price of the project. Under lump sum bid contracts, the Company must bid against other contractors based upon specifications furnished by the client. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications, problems with new technologies and economic and other changes that may occur over the contract period, that are reduced by the negotiation process. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to the Company. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than the other types of contracts. Over the past five years, most of the Company's fixed price work have been either negotiated fixed-price contracts, or lump-sum bid contracts for services (rather than turn-key construction).

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

Competition
-----------
     The Company is engaged in a highly competitive business. Some of its competitors are larger than the Company, or are subsidiaries of larger companies, and may possess greater resources than the Company. Furthermore, because the engineering and technical support aspects of the business does not usually require large amounts of capital, there is relative ease of market entry for a new potential entrant possessing acceptable professional qualifications. Accordingly, the Company competes with both national and international firms in sizes ranging from very large to a wide variety of small, regional and specialty firms.

    The extent of the Company's competition varies according to the industries and markets it serves, as well as the geographical areas in which the Company operates. The Company's largest competitors for engineering, construction and maintenance services for process plants include such well-known companies as Bechtel Group, Inc., Fluor Corporation, Foster-Wheeler Corp., Raytheon Engineers, M.W. Kellogg, Parsons Co., Kellogg Brown & Root, and Kvaerner. In the area of buildings, the Company's competitors include several of the competitors previously mentioned, as well as HDR, Inc., Hellmuth,

Obata & Kassabaum, AeCOM Technology and Day & Zimmermann. In the area of civil engineering and construction, the Company's competitors include several of the competitors previously mentioned, as well as Parsons Brinckerhoof and HNTB. In the area of pulp and paper, the Company's principal competitors include BE&K, Kellogg Brown & Root, and Raytheon Engineers. And in the area of U.S. federal programs, the Company's principal competitors include several of the companies listed above, as well as AlliedSignal, BDM, Morrison Knudsen Corporation, and other specialized companies such as IT Group, Inc., ICF Kaiser and Roy F. Weston.

Employees
---------
     At September 30, 1999, the Company had approximately 15,900 full-time employees. Additionally, as of September 30, 1999, there were approximately 7,300 persons employed by the Company in the field on a project basis. The number of such field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the Company's executive officers:

                                                                                       Year Joined
            Name               Age             Position with the Company              the Registrant
----------------------------   ---   ----------------------------------------------   --------------

 Joseph J. Jacobs               83   Director and Chairman of the Board                    1947
 Noel G. Watson                 63   President, Chief Executive Officer
                                     and Director                                          1965
 Richard E. Beumer              61   Vice Chairman of the Board                            1999
 William R. Kerler              70   Executive Vice President, Operations
                                     and Director                                          1980
 Thomas R. Hammond              48   Executive Vice President, Operations                  1975
 Richard J. Slater              53   Executive Vice President, Operations                  1980
 James C. Uselton               60   Executive Vice President., Operations                 1999
 Donald J. Boutwell             62   Group Vice President, Field Services                  1984
 Andrew E. Carlson              66   President, Jacobs Sverdrup Constructors, Inc.         1990
 Robert M. Clement              51   Group Vice President, Central Region                  1990
 Warren M. Dean                 55   Group Vice President, Facilities                      1994
 Stephen K. Fritschle           56   Group Vice President, Southern Region                 1989
 George A. Kunberger, Jr.       47   Group Vice President, Northern Region                 1975
 Gregory J. Landry              51   Group Vice President, International Operations        1984
 John McLachlan                 53   Group Vice President, International Operations        1974
 H. Gerard Schwartz, Jr.        61   Group Vice President, Civil                           1999
 Roger L. Williams              61   Group Vice President, Federal Operations              1983
 Michael J. Higgins             55   Senior Vice President, Federal Programs               1994
 Craig L. Martin                50   Senior Vice President, General Sales
                                     and Marketing                                         1994
 John W. Prosser, Jr.           54   Senior Vice President, Finance and
                                     Administration and Treasurer                          1974
 Laurence R. Sadoff             52   Senior Vice President, Quality and Safety             1993
 Nazim G. Thawerbhoy            52   Senior Vice President and Controller                  1979
 William C. Markley, III        53   Vice President, General Counsel
                                     and Secretary                                         1981

     All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. Beumer, Uselton and Schwartz, have served in executive capacities with the Company or have been part of its management for more than five years. Prior to joining the Company in 1999, Messrs. Beumer, Uselton and Schwartz were part of the senior management group of Sverdrup Corporation, or one of its subsidiaries, for at least five years.

Item 2.   PROPERTIES

     The Company owns and leases offices for its professional, technical and administrative staff. It also owns property (located in Charleston, South Carolina) which is the principal manufacturing facility for the Company's modular construction activities. The total amount of space used by the Company for all its operations is approximately 2.8 million square feet. The following is a representative list of the Company's principal locations:

                Country             State                City
              -----------         ---------           ----------
                 U.S.A.           California          Pasadena
                                                      Costa Mesa
                                                      Long Beach
                                                      Ridgecrest
                                                      Sacramento
                                                      Walnut Creek
                                  Arizona             Phoenix
                                  Colorado            Denver
                                  Florida             Lakeland
                                                      Jacksonville
                                                      Niceville
                                                      Tampa
                                  Louisiana           Baton Rouge
                                  Massachusetts       Boston
                                  Michigan            Auburn Hills
                                                      Novi
                                  Missouri            Maryland Heights
                                                      St. Louis
                                  New Mexico          Albuquerque
                                  New York            New York
                                  North Carolina      Raleigh
                                  Ohio                Cincinnati
                                                      Beavercreek
                                  Oregon              Lake Oswego (Portland)
                                  Pennsylvania        Conshohocken (Philadelphia)
                                  South Carolina      Greenville
                                                      Charleston
                                  Texas               Houston
                                  Tennessee           Nashville
                                                      Oak Ridge
                                                      Tullahoma
                                  Virginia            Arlington
                                                      Falls Church
                                  Washington          Seattle
                                  Wisconsin           De Pere

                                  [continued]

     Country                 State                City
-----------------            -----          ----------------
Australia                      -             Canberra
United Kingdom                 -             Croydon (London)
                               -             Glasgow
                               -             Manchester
Republic of Ireland            -             Cork
                               -             Dublin
France                         -             Paris
                               -             Lyon
Italy                          -             Milan
Spain                          -             Madrid
India                          -             Mumbai
                               -             New Delhi
                               -             Calcutta
Chile                          -             Santiago


     In addition to these properties, the Company leases smaller, project offices located throughout the United States and in certain other countries around the world. The Company maintains sales offices at many of its principal locations. The Company has equipment yards located in Houston, Texas and Baton Rouge, Louisiana. The majority of the Company's offices are leased. The Company also rents a portion of its construction equipment on a short-term basis.

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

     In March 1998, the U.S. Attorney for the Central District of California announced that it was intervening in a lawsuit filed against the Company by a former employee under the False Claims Act (the "Act"). The lawsuit alleges that the Company overbilled the U.S. government for lease costs paid by the Company and relating to its former headquarters building located in Pasadena, California. The building had once been owned by the Company, but was sold by it in calendar 1982, at which time the Company entered into a 15-year lease of the property. The lawsuit seeks damages of approximately $17.0 million against the Company, which, if a violation of the Act is found, would be trebled. Additional remedies available to the government include possible administrative or civil liabilities, and, if a violation of the Act is found, the imposition of civil penalties for each billing. Although the number of billings is contested, civil penalties, if imposed, would be at least $10.0 million.

     The Company has denied any wrongdoing in the method it used to account for the lease costs in question and has denied that it acted with the intent required for liability under the Act. The Company contends that all of the facts regarding its 1982 sale and leaseback were disclosed to the government, which repeatedly approved the Company's lease charges after conducting annual audits.

     In November 1999, the court made rulings, which the Company is challenging, that limit the Company's defenses in this matter. The rulings also included dismissal of the whistleblower from the case, and the government is proceeding on its own. The final outcome of this matter cannot be determined at the present time. Trial is set for late January 2000. The Company intends to continue to vigorously defend itself against the lawsuit.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is hereby incorporated by reference from Appendix A to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

Item 6.   SELECTED FINANCIAL DATA

     The information required by this Item is hereby incorporated by reference from Appendix A to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is hereby incorporated by reference from Appendix A to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

Item 7A.  QUALITATIVE and QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is hereby incorporated by reference from Appendix A to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.


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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The Company's consolidated financial statements at September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999, together with the report of the independent auditors on those consolidated financial statements are hereby incorporated by reference from Exhibit 13 to this report.

     (b)  Not applicable.

     (c)  Exhibits and Index to Exhibits:

          2.1 Agreement and Plan of Merger Among Sverdrup Corporation, Jacobs Engineering Group Inc., and Jacobs Acquisition Corp, dated as of December 21, 1998. Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 14, 1999 and incorporated herein by reference.

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

     (S) 10.2 The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers.

         10.3 Agreement dated as of November 30, 1993 between the Registrant and Dr. Joseph J. Jacobs. Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

     (S) 10.4  Agreement dated as of December 2, 1999 between the
               Registrant and Dr. Joseph J. Jacobs.

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

         10.8 The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan. Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-72977) filed with the Commission on February 26, 1999 and incorporated herein by reference.

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

         11. Statement of computation of net income per outstanding share of common stock is hereby incorporated by reference from Appendix A to the Registrant's Notice of 2000 Annual Meeting of Shareholders and Proxy Statement, copies of which are being delivered to (but not filed with, except to the extent incorporated herein) the Commission as an exhibit to this report.

     (S) 13. Appendix A to the Registrant's Notice of 2000 Annual Meeting of Shareholders and Proxy Statement (which contains the annual financial statements and financial information of Jacobs Engineering Group Inc. for the fiscal year ended September 30,
               1999).

     (S) 21.   List of Subsidiaries of Jacobs Engineering Group Inc.

     (S) 23.   Consent of Independent Auditors.

     (S) 27.1  Financial Data Schedule.

___________________________________________

     (S)  Being filed herewith.

                                 UNDERTAKINGS

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 333-45475 (filed with the Commission on February 3, 1998) and 333-72977 (filed with the Commission on February 26, 1999):

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

                                            JACOBS ENGINEERING GROUP INC.

Dated:   December 2, 1999              By:  /s/  NOEL G. WATSON
                                            ------------------------------------
                                                 Noel G. Watson
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

            Signature                                Title                     Date
          /s/  NOEL G. WATSON                     Director and            December 2, 1999
----------------------------------------    Principal Executive Officer
             Noel G. Watson


            /s/  JOSEPH J. JACOBS                   Director              December 2, 1999
----------------------------------------
            Joseph J. Jacobs

            /s/  JOSEPH F. ALIBRANDI                Director              December 2, 1999
----------------------------------------
            Joseph F. Alibrandi

            /s/  RICHARD E. BEUMER                  Director              December 2, 1999
----------------------------------------
            Richard E. Beumer

            /s/  PETER H. DAILEY                    Director              December 2, 1999
----------------------------------------
            Peter H. Dailey

            /s/  ROBERT B. GWYN                     Director              December 2, 1999
----------------------------------------
            Robert B. Gwyn

            /s/  LINDA K. JACOBS                    Director              December 2, 1999
----------------------------------------
            Linda K. Jacobs

            /s/  WILLIAM R. KERLER                  Director              December 2, 1999
----------------------------------------
            William R. Kerler

            /s/  J.  CLAYBURN LaForce               Director              December 2, 1999
----------------------------------------
            J. Clayburn LaForce

            /s/  DALE R. LAURANCE                   Director              December 2, 1999
----------------------------------------
            Dale R. Laurance

                                                    Director              December __, 1999
            Linda Fayne Levinson

            /s/  DAVID M. PETRONE                   Director              December 2, 1999
----------------------------------------
            David M. Petrone

            /s/  JAMES L. RAINEY, JR.               Director              December 2, 1999
----------------------------------------
            James L. Rainey, Jr.

                                    Senior Vice President
                                  Finance and Administration,
                                    and Treasurer (Principal
/s/  JOHN W. PROSSER, JR.               Financial Officer)      December 2, 1999
-----------------------------
     John W. Prosser, Jr.

                                    Senior Vice President and
                                      Controller (Principal
/s/  NAZIM G. THAWERBHOY               Accounting Officer)      December 2, 1999
-----------------------------
     Nazim G. Thawerbhoy