Form 10-Q
period 1999-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2000-02-11
CIK 52988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Quarterly Report on

                                    FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 1999
                                    -----------------

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

                             (X) YES  -  ( ) NO

Number of shares of common stock outstanding at February 10, 2000:  25,980,752

                          JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q


                                                                      Page No.
------------------------------------------------------------------------------
   Part I - Financial Information
     Item 1.   Financial Statements:
                  Condensed Consolidated Balance
                    Sheets as of December 31, 1999
                    and September 30, 1999                                  3

                  Condensed Consolidated Statements
                    of Operations for the Three Months
                    Ended December 31, 1999 and 1998                        4



                  Condensed Consolidated Statements of
                    Comprehensive (Loss) Income
                    for the Three Months Ended
                    December 31, 1999 and 1998                              5

                  Condensed Consolidated Statements of
                    Cash Flows for the Three Months
                    Ended December 31, 1999 and 1998                        6

                  Notes to Condensed Consolidated
                    Financial Statements                                7 - 9

     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                          10 - 14

   Part II - Other Information
     Item 4.   Submission of Matters to a Vote of
                  Security Holders                                         15

     Item 6.   Exhibits and Reports on Form 8-K                            16

Signatures                                                                 17

Part I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)
                                   (Unaudited)

                                                           December 31,    September 30,
                                                               1999             1999
-----------------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash and cash equivalents                                $   55,215       $   53,482
    Receivables                                                 589,639          586,005
    Deferred income taxes                                        76,470           76,405
    Prepaid expenses and other                                   13,487           13,728
----------------------------------------------------------------------------------------
     Total current assets                                       734,811          729,620
----------------------------------------------------------------------------------------
  Property, Equipment and Improvements, Net                     140,216          139,653
----------------------------------------------------------------------------------------
  Other Noncurrent Assets:
    Goodwill, net                                               243,459          245,451
    Other                                                       103,602          105,462
----------------------------------------------------------------------------------------
     Total other noncurrent assets                              347,061          350,913
----------------------------------------------------------------------------------------
                                                             $1,222,088       $1,220,186
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                            $    7,873       $    9,465
    Accounts payable                                            202,861          186,287
    Accrued liabilities                                         308,461          281,967
    Customers' advances in excess of related revenues            76,257           93,303
    Income taxes payable                                          7,081           13,960
----------------------------------------------------------------------------------------
     Total current liabilities                                  602,533          584,982
----------------------------------------------------------------------------------------
  Long-term Debt                                                127,712          135,371
----------------------------------------------------------------------------------------
  Other Deferred Liabilities                                     44,811           44,988
----------------------------------------------------------------------------------------
  Minority Interests                                              6,284            6,128
----------------------------------------------------------------------------------------
  Commitments and Contingencies
----------------------------------------------------------------------------------------
  Stockholders' Equity:
    Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                                  -                -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued and outstanding - 26,149,203 shares
       and 26,142,992 shares, respectively                       26,149           26,143
    Additional paid-in capital                                   68,275           68,049
    Retained earnings                                           353,092          358,958
    Accumulated other comprehensive loss                         (6,048)          (3,595)
----------------------------------------------------------------------------------------
                                                                441,468          449,555
    Unearned compensation                                        (720)              (838)
----------------------------------------------------------------------------------------
       Total stockholders' equity                               440,748          448,717
----------------------------------------------------------------------------------------
                                                             $1,222,088       $1,220,186
 =======================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended December 31, 1999 and 1998
                  (In thousands, except per-share information)
                                   (Unaudited)

                                                       1999         1998
---------------------------------------------------------------------------
Revenues                                            $ 809,088    $ 555,172

Costs and Expenses:
  Direct costs of contracts                          (705,358)    (486,852)
  Selling, general and administrative expenses        (73,702)     (45,155)
--------------------------------------------------------------------------

Operating Profit                                       30,028       23,165
--------------------------------------------------------------------------

Other (Expense) Income:
  Interest income                                         350        1,261
  Interest expense                                     (2,103)        (279)
  Miscellaneous income (expense), net                     493          (93)
  Provision for litigation settlement                 (38,000)           -
--------------------------------------------------------------------------
   Total other (expense) income                       (39,260)         889
--------------------------------------------------------------------------

(Loss) Earnings Before Taxes                           (9,232)      24,054

Income Tax Benefit (Expense)                            3,463       (8,899)
--------------------------------------------------------------------------

Net (Loss) Earnings                                 $  (5,769)   $  15,155
==========================================================================

Net (Loss) Earnings Per Share:
  Basic                                             $   (0.22)   $    0.59
  Diluted                                           $   (0.22)   $    0.58
==========================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
             For the Three Months Ended December 31, 1999 and 1998
                                 (In thousands)
                                  (Unaudited)

                                                               1999       1998
-------------------------------------------------------------------------------

Net (Loss) Earnings                                          $(5,769)   $15,155
-------------------------------------------------------------------------------

Other Comprehensive Income (Loss):
  Unrealized holding gains on securities                         675          -
  Less:  reclassification adjustment for gains realized
   in net (loss) earnings                                       (900)         -
-------------------------------------------------------------------------------
  Unrealized losses on securities, net of
   reclassification adjustment                                  (225)         -
  Foreign currency translation adjustments                    (2,315)    (1,947)
-------------------------------------------------------------------------------

Other Comprehensive Loss Before Income Taxes                  (2,540)    (1,947)

Income Tax Benefit Relating to Other Comprehensive Loss           87          -
-------------------------------------------------------------------------------

Other Comprehensive Loss                                      (2,453)    (1,947)
-------------------------------------------------------------------------------

Total Comprehensive (Loss) Income                            $(8,222)   $13,208
===============================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended December 31, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)

                                                               1999          1998
----------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net (loss) earnings                                        $  (5,769)   $  15,155
 Adjustments to reconcile net (loss) earnings
   to net cash flows from operations:
   Depreciation and amortization                                9,372        6,029
   Gains on sales of assets                                      (996)           -
   Changes in assets and liabilities, net:
     Receivables                                               (7,084)      (2,616)
     Prepaid expenses and other
      current assets                                             (701)      (1,364)
     Accounts payable                                          21,216        9,580
     Accrual of litigation settlement                          38,000            -
     Accrued liabilities                                       (9,209)      (8,250)
     Customers' advances                                      (16,032)      (7,238)
     Income taxes payable                                      (6,700)       3,687
   Deferred income taxes                                          (65)           3
   Other, net                                                     118          100
----------------------------------------------------------------------------------
 Net cash provided by operating activities                     22,150       15,086
----------------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Additions to property and equipment, net
  of disposals                                                 (8,319)     (11,348)
 Proceeds from sales of marketable securities
  and investments                                               1,344       16,445
 Purchases of marketable securities and
  investments                                                  (1,214)         (72)
 Net increase in other noncurrent assets                       (1,875)      (4,310)
----------------------------------------------------------------------------------
  Net cash (used for) provided by investing activities        (10,064)         715
----------------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Proceeds from long-term borrowings                             7,907         --
 Repayments of long-term borrowings                           (15,000)        --
 Exercises of stock options, including the
  related income tax benefits                                     154          527
 Net change in short-term borrowings                           (1,504)      (2,339)
 Change in other deferred liabilities                              66          (57)
----------------------------------------------------------------------------------
  Net cash used for financing activities                       (8,377)      (1,869)
----------------------------------------------------------------------------------

Effect of Exchange Rate Changes                                (1,976)      (1,105)
----------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                           1,733       12,827
Cash and Cash Equivalents at Beginning of Period               53,482      101,328
----------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                  $  55,215   $  114,155
==================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


1. The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto incorporated into the latest Annual Report on Form 10-K of Jacobs Engineering Group Inc. ("Jacobs", or the "Company").

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position at December 31, 1999 and September 30, 1999, its consolidated results of operations for the three months ended December 31, 1999 and 1998, its consolidated comprehensive (loss) income for the three months ended December 31, 1999 and 1998, and its consolidated cash flows for the three months ended December 31, 1999 and 1998.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.


2. Included in receivables at December 31, 1999 and September 30, 1999 were amounts due under contracts in progress of $253,162,800 and $240,964,600, respectively, but which were not billed at the respective balance sheet dates. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.


3. Property, equipment and improvements are stated at cost and consisted of the following at December 31, 1999 and September 30, 1999 (in thousands):

                                                       December 31,    September 30,
                                                          1999             1999
------------------------------------------------------------------------------------
      Land                                               $  14,579        $  14,407
      Buildings                                             47,157           47,313
      Equipment                                            170,543          164,538
      Leasehold improvements                                19,012           18,913
      Construction in progress                              10,818           10,419
-----------------------------------------------------------------------------------
                                                           262,109          255,590
       Accumulated depreciation and amortization          (121,893)        (115,937)
-----------------------------------------------------------------------------------
                                                         $ 140,216        $ 139,653
===================================================================================

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


4. Other noncurrent assets consisted of the following at December 31, 1999 and September 30, 1999 (in thousands):

                                         December 31,   September 30,
                                            1999           1999
--------------------------------------------------------------------
      Prepaid pension costs                 $ 18,595        $ 18,704
      Reimbursable pension costs              11,690          11,059
      Cash surrender value of life
        insurance policies                    29,791          30,228
      Investments                             29,476          32,024
      Notes receivable                         6,310           6,597
      Miscellaneous                            7,740           6,850
--------------------------------------------------------------------
                                            $103,602        $105,462
====================================================================

5. The following table reconciles the denominator used to compute basic (loss) earnings per share to the denominator used to compute diluted (loss) earnings per share (in thousands):

                                            For the Three Months Ended
                                                  December 31
                                            ---------------------------
                                               1999          1998
-----------------------------------------------------------------------
      Weighted average shares
        outstanding (denominator used
        to compute basic EPS)                    26,146        25,624
      Effect of employee and outside
        director stock options                        -           615
---------------------------------------------------------------------
      Denominator used to compute
        diluted EPS                              26,146        26,239
=====================================================================

6. During the three months ended December 31, 1999 and 1998, the Company made cash payments of approximately $1,673,200 and $240,000, respectively, for interest and $2,182,000 and $5,058,000, respectively, for income taxes.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


7. On January 14, 1999, the Company completed its Agreement and Plan of Merger with Sverdrup Corporation ("Sverdrup"). This transaction was accounted for as a purchase. Accordingly, the Company's consolidated results of operations include those of Sverdrup beginning January 1999 (that is, since the beginning of the Company's second quarter of last fiscal year). For more information about Sverdrup and the merger transaction, readers of this Form 10-Q should refer to Note 3 to the Company's 1999 Consolidated Financial Statements included as Exhibit 13 to its 1999 Annual Report on Form 10-K.

     The following unaudited pro forma financial information presents the combined results of operations of Jacobs and Sverdrup, after giving effect to certain adjustments, including amortization of goodwill, additional interest expense, and related income tax effects, and assuming the acquisition occurred at the beginning of fiscal year 1999. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Jacobs and Sverdrup constituted a single entity during fiscal 1999 (in thousands, except per-share data):

                                     Three Months Ended
                                     December 31, 1998
                               ----------------------------
                                 Actual         Pro Forma
-----------------------------------------------------------
      Revenues                   $555,172        $814,744
      Net earnings                 15,155          15,615
      Earnings per share:
        Basic                        0.59            0.61
        Diluted                      0.58            0.62
---------------------------------------------------------

     Pro forma financial information for the first quarter of fiscal 2000 ended December 31, 1999 is not presented as the results of operations for this period include Sverdrup's operations.


8. Effective September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 - Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 supercedes Statement of Financial Accounting Standards No. 14 - Financial Reporting for Segments of a Business Enterprise ("SFAS 14"). SFAS 131 replaces the "industry approach" definition of "segment" that was promulgated by SFAS 14 with the "management approach" to identify an entity's reportable segments. Under the management approach, an entity's reportable segments are determined by the internal organization used by the entity's management for making operating decisions and assessing performance. The Company's business is to provide professional and technical services. The Company provides its services from offices located primarily throughout the United States, Europe, India and Australia. In accordance with the provisions of SFAS 131, the Company has concluded that its operations may be aggreated into one reportable segment for purposes of this disclosure.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                December 31, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation (incorporated by reference from pages A-4 through A-12 of Exhibit 13 of the Company's 1999 Annual Report on Form 10-K).

Results of Operations
---------------------

The Company's results of operations include the results of Sverdrup's operations since January 1, 1999. See Note 7 to the accompanying Condensed Consolidated Financial Statements for additional discussion of the Sverdrup transaction.

The Company recorded a net loss of $5.8 million, or $0.22 per diluted share, for the three months ended December 31, 1999, compared to net earnings of $15.2 million, or $0.58 per diluted share, for the same period last year.

The net loss during the first quarter of fiscal 2000 included a pre-tax provision for litigation settlement of $38.0 million. The special, one-time pre-tax charge of $38.0 million resulted from an agreement in principle with the United States Department of Justice to settle a previously disclosed whistleblower suit alleging that the Company improperly charged the U.S. government for lease costs associated with its former headquarters building, which the Company sold and leased back in 1982. The pre-tax charge consisted of the settlement amount of $35.0 million, and related litigation costs of $3.0 million. The settlement is subject to the approval of the office of the U.S. Attorney General. The Company has denied the government's allegations in the suit but has agreed to the settlement to avoid the costs and risks of further litigation. Since the Company vacated this building in late 1997, the settlement has no continuing impact on its operating results.

Excluding the after-tax impact of this special litigation charge, the Company's operations during the first quarter of fiscal 2000 resulted in net earnings of $18.0 million, or $0.68 per diluted share (based on 26,420,000 diluted shares outstanding).

During the three months ended December 31, 1999, total revenues increased by $253.9 million, or 45.7%, to $809.1 million, compared to $555.2 million for the same quarter in fiscal 1999. Approximately 87% of the increase in total revenues was generated by Sverdrup's operations, with the balance attributable to the Company's continuing U.S. and European operations (that is, those offices operating during the comparable periods of both fiscal 2000 and 1999).

Revenues from project services activities, which includes design, engineering and agency construction management services, increased by $186.7 million, or 81%, to $417.3 million during the first quarter of fiscal 2000, compared to $230.6 million during the same period last year. Approximately 78% of the increase in project service revenues during the current period was generated by Sverdrup's operations, with the balance attributable to the Company's continuing U.S. and European operations.

Revenues from construction services were relatively flat at $236.7 million compared to $241.5 million for the same period in fiscal 1999.

Revenues from O&M activities increased by $47.6 million, or 59%, to $128.2 million during the first quarter of fiscal 2000, compared to $80.6 million for the same period in fiscal 1999. Substantially all of the increase in O&M revenues during the current fiscal quarter as compared to last year was generated by Sverdrup's operations. During the first quarter of fiscal 2000, the Company realized revenues of $26.8 million from process, scientific and systems consulting services. Prior to the merger with Sverdrup in the second quarter of fiscal 1999, the Company's revenues from process, scientific and systems consulting service activities were minimal.

As a percentage of revenues, direct costs of contracts decreased to 87.2% for the three months ended December 31, 1999, compared to 87.7% for the same period last year. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The improvement in this percentage relationship during the current period, compared to the same period last year, was due primarily to the relatively higher margins on Sverdrup's project services. Also contributing to the improvement was the favorable effect of the proportionately higher margins earned on the new volume of project service activities generated, relative to construction service activities.

Selling, general and administrative ("SG & A") expenses for the first quarter of fiscal 2000 increased by $28.5 million, or 63.2%, to $73.7 million, compared to $45.2 million for the first quarter of fiscal 1999. The increase in SG & A expenses during the three months ended December 31, 1999 was due almost entirely to the results of operations of Sverdrup. Although as a percentage of revenues SG & A expenses for the current quarter increased to 9.1% from 8.1% for the same period last year, this percentage is lower on a sequential basis (that is, compared to 10.4% for the quarter ended September 30, 1999) and reflects the Company's continuing efforts to control costs.

During the first quarter of fiscal 2000, the Company's operating profit (defined as revenues, less direct costs of contracts and SG & A expenses) increased by $6.9 million, or 29.6%, to $30.0 million, compared to $23.2 million for the first quarter of fiscal 1999. The increase in the Company's operating profit for the first quarter of fiscal 2000 compared to the same period last year was due primarily to the increase in business volume, combined with an increase in margin rates, as discussed above.

The Company recorded $1.8 million of net interest expense during the three months ended December 31, 1999, compared to net interest income of $1.0 million during the same period last year. During the prior fiscal period ended December 31, 1998, the Company was a net investor of excess cash. During the current fiscal period ended December 31, 1999, the Company was a net borrower of cash as a result of the merger with Sverdrup Corporation. The Company financed a portion of the merger consideration by borrowing $165.0 million under a new $230.0 million revolving credit facility. Outstanding borrowings under this facility was reduced to $110.5 million at December 31, 1999. Also contributing to the increase in interest expense during the current period as compared to the same period last year was $19.9 million of Sverdrup pre-merger indebtedness that was assumed by the Company at closing of the merger transaction.

The Company recorded $0.5 million of net miscellaneous income during the three months ended December 31, 1999, compared to net miscellaneous expense of $0.1 million during the same period in fiscal 1999. The increase in net miscellaneous income during the current quarter compared to the same quarter in fiscal 1999 was due primarily to gains realized on the sales of marketable equity securities.

During the first quarter of fiscal 2000, the Company recorded a net income tax benefit of $3.5 million, compared to a net income tax expense of $8.9 million for the first quarter of fiscal 1999. The Company recorded a tax benefit of $14.3 million in connection with the $38.0 million special litigation charge discussed above. The Company's overall effective tax rate was 37.5% for the first quarter of fiscal 2000. This compares to an effective tax rate of 37.0% for the first quarter of fiscal 1999.


Backlog Information
-------------------

The following table summarizes the Company's backlog at December 31, 1999 and 1998 (in millions):

                               1999       1998
                             --------   --------
  Professional services      $1,959.0   $1,022.0
  Total backlog               4,339.0    3,335.0

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased by $1.7 million to $55.2 million during the three months ended December 31, 1999. This compares to a net increase of $12.8 million during the three months ended December 31, 1998. During the first quarter of fiscal 2000, the Company experienced net cash outflows from investing activities, financing activities and the effect on cash of exchange rate changes, of $10.1 million, $8.4 million and $2.0 million, respectively, offset in part by net cash inflows from operations of $22.2 million.

Operations contributed $22.2 million of cash and cash equivalents during the first quarter of fiscal 2000. This compares to a net contribution of $15.1 million during the same period last year. The $7.1 million increase in cash provided by operations in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 was due primarily to an increase of $25.7 million relating to the timing of cash receipts and payments within the Company's working capital accounts, and an increase of $3.3 million in depreciation and amortization expense.

As discussed above, included in the Company's consolidated results of operations for the three months ended December 31, 1999 is a non-cash charge of $38.0 million relating to the settlement of certain litigation. The Company expects that it will fund this settlement during the second quarter of fiscal 2000.

The Company's investing activities resulted in net cash outflows of $10.1 million during the three months ended December 31, 1999. This compares to net cash inflows of $0.7 million during the same period last year. The $10.8 million net increase in cash used for investing activities in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, was due primarily to a $15.1 million decrease in proceeds from sales of marketable securities and investments. The proceeds of $16.4 million from sales of marketable securities and investments in the prior year period were used to partially fund the merger with Sverdrup and pay down indebtedness relating to the merger. Partially offsetting these cash outflows were a decrease of $3.0 million in net addition to property and equipment and a $2.4 million net decrease in other noncurrent assets.

The Company's financing activities resulted in net cash outflows of $8.4 million during the first quarter of fiscal 2000. This compares to net cash outflows of
$1.9 million during the first quarter of fiscal 1999.   The $6.5 million net
increase in cash used for financing activities in the current period as compared to the same period last year was due primarily to the repayments of long-term borrowings of $15.0 million, partially offset by proceeds from long-term borrowings of $7.9 million.

The Company believes it has adequate capital resources to fund its operations for the remainder of fiscal 2000 and beyond. The Company's consolidated working capital position was $132.3 million at December 31, 1999. As discussed above, the Company obtained a long-term $230.0 million revolving credit facility during the second quarter of fiscal 1999, against which $110.5 million was outstanding at December 31, 1999 in the form of direct borrowings. These borrowings related to the Sverdrup merger indebtedness, and other refinanced amounts that were outstanding under an old $45.0 million revolving credit agreement. At December 31, 1999, the Company had $43.3 million available through committed short-term credit facilities, of which $17.1 million was outstanding at that date in the form of direct borrowings and letters of credit.

In December 1999, the Company announced that it had reactivated its stock repurchase program. The program, which was suspended in September 1998 because of the then pending merger transaction with Sverdrup, authorizes the Company to buy-back up to 3,000,000 shares of its common stock in the open market. As of December 31, 1999, 1,233,200 shares had been repurchased under the program. The Company will finance the repurchases from existing credit facilities and available cash balances.

Year 2000 Readiness - Update
----------------------------

The Company substantially completed its Year 2000 compliance program prior to December 31, 1999. (Readers should refer to pages A-9 through A-11 of Exhibit 13 to the Company's 1999 Annual Report on Form 10-K for a more complete discussion of the Company's Year 2000 Readiness program). The Company made the transition to the year 2000 without any significant disruptions to its systems or operations. The Company continues to monitor the impact of Year 2000 on its operations, and a contingency plan for critical business applications and continuing project operations is in place in the event unidentified issues cause business disruptions. The Company also continues to monitor the Year 2000 readiness of its clients, suppliers, subcontractors and vendors.

The failure to identify and correct a Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. However, the Company does not expect such failures to have a materially adverse effect on its results of operations or financial condition.

Forward-Looking Statements
--------------------------

Statements included in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements", as that term is discussed in the Private Securities Litigation Reform Act of 1995. These statements are based on management's current estimates, expectations and projections about the issues discussed, the industries in which the Company operates and the services it provides. By their nature, such forward-looking statements involve risks and uncertainties. The Company cautions the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in its forward-looking statements. These factors include, but are not necessarily limited to, the following: increase in competition by foreign and domestic competitors; availability of qualified engineers and other professional staff needed to execute contracts; the timing of new awards and the funding for such awards; the ability of the Company to meet performance or schedule guarantees; cost overruns on fixed, maximum or unit priced contracts; the outcome of pending and future litigation and governmental proceedings; the cyclical nature of the individual markets in which the Company's customers operate; the successful closing and/or subsequent integration of any merger or acquisition transaction; the amount of any contingent consideration the Company may be required to pay in the future in connection with the Sverdrup merger (including the availability of financing that may be required); and the Company's success in dealing with any Year 2000 issues. The preceding list is not all-inclusive, and the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Readers of this Form 10-Q should also read the Company's most recent Annual Report on Form 10-K for a further description of the Company's business, legal proceedings and other information that describes factors that could cause actual results to differ from such forward-looking statements.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's 2000 Annual Meeting of Shareholders was held at the Company's headquarters on February 8, 2000, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated January 3, 2000, copies of which have been filed with the Commission pursuant to Regulation 14A.

There were four matters voted upon by the stockholders at the Annual Meeting. Those matters were:

     1. To elect a slate of directors as nominated in the proxy statement (Noel G. Watson, Dr. James Clayburn LaForce, David M. Petrone and James L. Rainey, Jr.);
     2.   To approve the Company's 1999 Stock Incentive Plan;
     3.   To approve the Company's 1999 Outside Director Stock Plan; and,
     4. To approve the appointment of Ernst & Young LLP as independent auditors for the year ending September 30, 2000.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):


                                                      Votes Against                       Broker
                                          Votes For    or Withheld        Abstentions    Non-votes
                                       ------------   -------------       -----------    ---------
1.   Election of Directors:
     Noel G. Watson                     22,855,780       445,105              -0-               -0-
     Dr. James Clayburn LaForce         22,869,638       431,247              -0-               -0-
     David M. Petrone                   22,870,718       430,167              -0-               -0-
     James L. Rainey, Jr.               22,870,239       430,646              -0-               -0-

2.   Approval of the Company's
     1999 Stock Incentive Plan          12,278,853     8,237,662           72,954         2,711,416

3.   Approval of the Company's
     1999 Outside Director
     Stock Plan                         15,226,782     5,286,902           81,885         2,705,316

4.   Ratification of the
     Appointment of
     Ernst & Young LLP
     as independent
     auditors                           22,892,090       383,711           25,084               -0-

The Directors who did not stand for election at the Annual Meeting and whose terms of office continued after the Annual Meeting were: Drs. Joseph J. Jacobs, Linda K. Jacobs and Dale R. Laurance; Messrs. Richard E. Beumer, Joseph F. Alibrandi, Peter H. Dailey, Robert B. Gwyn and William R. Kerler; and Ms. Linda Fayne Levinson.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JACOBS ENGINEERING GROUP INC.



/s/  John W. Prosser, Jr.
__________________________________
John W. Prosser, Jr.
Senior Vice President, Finance
and Administration and Treasurer

Date:  February 11, 2000