Form 10-Q
period 2000-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2000-05-12
CIK 52988

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended March 31, 2000
                                      --------------

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

                             ( X ) YES  -  (   ) NO

Number of shares of common stock outstanding at May 11, 2000: 26,224,522

                         JACOBS ENGINEERING GROUP INC.

                              INDEX TO FORM 10-Q

                                                                     Page No.
--------------------------------------------------------------------------------
Part I - Financial Information

  Item 1. Financial Statements:
            Condensed Consolidated Balance Sheets -
              March 31, 2000 and September 30, 1999                         3

            Condensed Consolidated Statements of Operations -
              Three and Six Months Ended March 31, 2000 and 1999            4

            Condensed Consolidated Statements of
              Comprehensive Income -
              Three and Six Months Ended March 31, 2000 and 1999            5

            Condensed Consolidated Statements of Cash Flows
              Six Months Ended March 31, 2000 and 1999                      6

            Notes to Condensed Consolidated Financial Statements       7 - 10

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations             11 - 17

Part II - Other Information

  Item 4. Submission of Matters to a Vote of Security Holders              17

  Item 6. Exhibits and Reports on Form 8-K                                 17

  Signatures                                                               18

Part I - FINANCIAL INFORMATION
Item 1.        Financial Statements

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)
                                  (Unaudited)

                                                          March 31,     September 30,
                                                               2000            1999
-------------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash and cash equivalents                            $   47,849      $   53,482
    Receivables                                             643,827         586,005
    Deferred income taxes                                    78,229          76,405
    Prepaid expenses and other                               16,673          13,728
    ---------------------------------------------------------------------------------
     Total current assets                                   786,578         729,620
  -----------------------------------------------------------------------------------
  Property, Equipment and Improvements, Net                 149,273         139,653
  -----------------------------------------------------------------------------------
  Other Noncurrent Assets:
    Goodwill, net                                           251,054         245,451
    Other                                                   111,913         105,462
    ---------------------------------------------------------------------------------
     Total other noncurrent assets                          362,967         350,913
  -----------------------------------------------------------------------------------
                                                         $1,298,818      $1,220,186
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                        $    8,021      $    9,465
    Accounts payable                                        197,834         186,287
    Accrued liabilities                                     287,841         281,967
    Customers' advances in excess of related revenues        91,572          93,303
    Income taxes payable                                      7,741          13,960
  -----------------------------------------------------------------------------------
     Total current liabilities                              593,009         584,982
  -----------------------------------------------------------------------------------
  Long-term Debt                                            195,393         135,371
  -----------------------------------------------------------------------------------
  Other Deferred Liabilities                                 45,161          44,988
  -----------------------------------------------------------------------------------
  Minority Interests                                          6,197           6,128
  -----------------------------------------------------------------------------------
  Commitments and Contingencies
  -----------------------------------------------------------------------------------
  Stockholders' Equity:
    Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                              -               -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued and outstanding - 26,182,903 shares
       and 26,142,992 shares, respectively                   26,183          26,143
    Additional paid-in capital                               71,032          68,049
    Retained earnings                                       368,217         358,958
    Accumulated other comprehensive loss                     (5,772)         (3,595)
    ---------------------------------------------------------------------------------
                                                            459,660         449,555
    Unearned compensation                                      (602)           (838)
    ---------------------------------------------------------------------------------
       Total stockholders' equity                           459,058         448,717
-------------------------------------------------------------------------------------
                                                         $1,298,818      $1,220,186
=====================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended March 31, 2000 and 1999
                 (In thousands, except per-share information)
                                  (Unaudited)

                                             For the Three Months             For the Six Months
                                                 Ended March 31,                Ended March 31,
                                             ---------------------          ------------------------
                                                   2000       1999                 2000         1999
------------------------------------------------------------------------------------------------------
Revenues                                       $881,799   $779,874           $1,690,887   $1,335,046

Costs and Expenses:
 Direct costs of contracts                      772,310    667,582            1,477,668    1,154,434
 Selling, general and
  administrative expenses                        79,281     84,150              152,983      129,305
------------------------------------------------------------------------------------------------------

Operating Profit                                 30,208     28,142               60,236       51,307
------------------------------------------------------------------------------------------------------

Other (Expense) Income:
 Interest income                                    663        841                1,013        2,102
 Interest expense                                (2,586)    (3,079)              (4,689)      (3,358)
 Miscellaneous income
  (expense), net                                    677        (32)               1,170         (125)
 Provision for litigation settlement                  -          -              (38,000)           -
------------------------------------------------------------------------------------------------------
  Total other expense, net                       (1,246)    (2,270)             (40,506)      (1,381)

Earnings Before Taxes                            28,962     25,872               19,730       49,926

Income Tax Expense                               10,862      9,702                7,399       18,601
------------------------------------------------------------------------------------------------------

Net Earnings                                   $ 18,100   $ 16,170           $   12,331   $   31,325
======================================================================================================

Net Earnings Per Share:
 Basic                                         $   0.69   $   0.63           $     0.47   $     1.22
 Diluted                                       $   0.69   $   0.61           $     0.47   $     1.19
======================================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the Three and Six Months Ended March 31, 2000 and 1999
                                (In thousands)
                                  (Unaudited)

                                              For the Three Months                 For the Six Months
                                                Ended March 31,                      Ended March 31,
                                        ------------------------------      ------------------------------
                                             2000             1999               2000             1999
----------------------------------------------------------------------------------------------------------
Net Earnings                            $  18,100        $  16,170          $  12,331        $  31,325
----------------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss):
 Unrealized holding gains
  on securities                             4,230                -              4,905                -
 Less: reclassification adjustment
  for gains realized in net earnings            -                -               (900)               -
----------------------------------------------------------------------------------------------------------

 Unrealized gains on securities, net
  of reclassification adjustment            4,230                -              4,005                -
 Foreign currency translation
  adjustments                              (2,368)          (2,799)            (4,683)          (4,746)
----------------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss)
 Before Income Taxes                        1,862           (2,799)              (678)          (4,746)

Income Tax Expense Relating to Other
 Comprehensive Income (Loss)               (1,586)               -             (1,499)               -
----------------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss)             276           (2,799)            (2,177)          (4,746)
----------------------------------------------------------------------------------------------------------

Total Comprehensive Income              $  18,376        $  13,371          $  10,154        $  26,579
==========================================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended March 31, 2000 and 1999
                                (In thousands)
                                  (Unaudited)

                                                                                       2000        1999
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net earnings                                                                      $ 12,331   $  31,325
 Adjustments to reconcile net earnings
  to net cash flows from operations:
   Depreciation and amortization                                                     19,246      14,315
   Gains on sales of assets                                                          (2,313)          -
   Changes in assets and liabilities, excluding
     the effects of businesses acquired:
      Receivables                                                                   (27,004)    (51,861)
      Prepaid expenses and other
       current assets                                                                (3,562)     (3,913)
      Accounts payable                                                                3,641     (10,043)
      Accrued liabilities                                                            (4,890)     36,177
      Customers' advances                                                            (6,714)     19,565
      Income taxes payable                                                           (6,069)     (3,581)
   Deferred income taxes                                                             (1,824)     (1,093)
   Other, net                                                                           236         301
 ------------------------------------------------------------------------------------------------------
 Net cash (used for) provided by operating activities                               (16,922)     31,192
 ------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Acquisitions of businesses, net of cash acquired                                   (26,084)   (199,092)
 Additions to property and equipment, net
  of disposals                                                                      (21,174)    (21,602)
 Proceeds from sales of marketable securities
  and investments                                                                     2,878      16,482
 Purchases of marketable securities and
  investments                                                                        (1,655)     (1,493)
 Net decrease (increase) in other noncurrent assets                                     905      (6,390)
 ------------------------------------------------------------------------------------------------------
  Net cash used for investing activities                                            (45,130)   (212,095)
 ------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Proceeds from long-term borrowings                                                  77,481     170,000
 Repayments of long-term borrowings                                                 (15,603)    (21,615)
 Exercises of stock options, including the
  related income tax benefits                                                         8,236       6,831
 Purchases of common stock for treasury                                              (8,152)          -
 Net change in short-term borrowings                                                 (1,213)      3,706
 Change in other deferred liabilities                                                (2,229)     (3,260)
 ------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                          58,520     155,662
 ------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes                                                      (2,101)     (2,564)
-------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                (5,633)    (27,805)
Cash and Cash Equivalents at Beginning of Period                                     53,482     101,328
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                         $ 47,849   $  73,523
=======================================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000

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

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position at March 31, 2000 and September 30, 1999, its consolidated results of operations for the three and six months ended March 31, 2000 and 1999, its consolidated comprehensive income for the three and six months ended March 31, 2000 and 1999, and its consolidated cash flows for the six months ended March 31, 2000 and 1999.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at March 31, 2000 and September 30, 1999 were amounts due under contracts in progress of $329,956,100 and $240,964,600, respectively, but which were not billed at the respective balance sheet dates. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

3. Property, equipment and improvements are stated at cost and consisted of the following at March 31, 2000 and September 30, 1999 (in thousands):

                                                    March 31,   September 30,
                                                         2000            1999
    -------------------------------------------------------------------------
      Land                                          $  14,525       $  14,407
      Buildings                                        55,646          47,313
      Equipment                                       184,102         164,538
      Leasehold improvements                           20,538          18,913
      Construction in progress                         13,278          10,419
      -----------------------------------------------------------------------
                                                      288,089         255,590
       Accumulated depreciation and amortization     (138,816)       (115,937)
      -----------------------------------------------------------------------
                                                    $ 149,273       $ 139,653
    =========================================================================

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000

4. Other noncurrent assets consisted of the following at March 31, 2000 and September 30, 1999 (in thousands):

                                      March 31,  September 30,
                                        2000          1999
     ---------------------------------------------------------
      Prepaid pension costs            $ 18,785       $ 18,704
      Reimbursable pension costs         11,184         11,059
      Cash surrender value of life
        insurance policies               34,409         30,228
      Investments                        33,044         32,024
      Notes receivable                    6,023          6,597
      Miscellaneous                       8,468          6,850
      --------------------------------------------------------
                                       $111,913       $105,462
     =========================================================

5. The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):

                                                Three Months Ended             Six Months Ended
                                                     March 31,                     March 31,
                                             ------------------------      ------------------------
                                                 2000            1999          2000            1999
                                             --------        --------      --------        --------
 Weighted average shares
  outstanding (denominator
  used to compute basic EPS)                   26,073          25,721        26,104          25,677
 Effect of employee and outside
  director stock options                          196             780           234             695
                                             --------        --------      --------        --------
 Denominator used to compute
  diluted EPS                                  26,269          26,501        26,338          26,372
                                             ========        ========      ========        ========

6. During the six months ended March 31, 2000 and 1999, the Company made cash payments of approximately $4,947,500 and $2,733,500, respectively, for interest and $15,241,400 and $23,601,200, respectively, for income taxes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000

7. On February 16, 2000, the Company completed the first phase of an anticipated two-part transaction to acquire the engineering and contracting business of Stork N.V., the Netherlands ("Stork") for a total purchase price of EUR 25.0 million (approximately $24.2 million). The purchase price was financed in part by long-term borrowings of EUR 15.0 million (approximately $14.8 million) under an existing $230.0 million revolving credit facility. The transaction was accounted for as a purchase. Accordingly, the Company's consolidated results of operations include those of Stork since the date of acquisition. The first phase includes Stork's operations in Belgium, Germany, Southeast Asia and certain offices in the Netherlands. These offices employ over 1,500 professional technical staff. The second phase, involving the balance of Stork's engineering and construction operations in the Netherlands and the Middle East, is expected to close at a later date.

     In January 1999, the Company completed its Agreement and Plan of Merger with Sverdrup Corporation ("Sverdrup"). This transaction was accounted for as a purchase. Accordingly, the Company's consolidated results of operations include those of Sverdrup beginning January 1999 (that is, since the beginning of the Company's second quarter of last fiscal year). For more information about Sverdrup and the merger transaction, readers of this Form 10-Q should refer to Note 3 to the Company's 1999 Consolidated Financial Statements included as Exhibit 13 to its 1999 Annual Report on Form 10-K.

8. Effective September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 - Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 supercedes Statement of Financial Accounting Standards No. 14 - Financial Reporting for Segments of a Business Enterprise ("SFAS 14"). SFAS 131 replaces the "industry approach" definition of "segment" that was promulgated by SFAS 14 with the "management approach" to identify an entity's reportable segments. Under the management approach, an entity's reportable segments are determined by the internal organization used by the entity's management for making operating decisions and assessing performance. The Company's business is to provide professional and technical services. The Company provides its services from offices located primarily throughout the United States, Europe, India and Australia. In accordance with the provisions of SFAS 131, the Company has concluded that its operations may be aggregated into one reportable segment for purposes of this disclosure.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000

9. On May 8, 2000, the Company signed a letter of intent with Stone & Webster, Incorporated ("Stone & Webster") to acquire substantially all of its assets and contracts. Under the terms of the letter of intent, the Company will pay $150 million in cash and stock and assume specified liabilities related to the ongoing business of Stone & Webster. In connection with the proposed transaction, the Company has agreed to advance up to $50 million in working capital funds to Stone & Webster under a secured, revolving credit agreement. The proposed transaction is subject to the satisfactory completion of due diligence by the Company, the negotiation of a definitive purchase agreement, approval under the Hart-Scott-Rodino Act and other customary conditions. With annual revenues exceeding $1 billion and 5,000 professional staff, Stone & Webster provides engineering, construction and consulting services for the power, process/industrial, environmental, and infrastructure markets in North America and Europe.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                March 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference from pages A-4 through A-12 of Exhibit 13 of the Company's 1999 Annual Report on Form 10-K).

Results of Operations
---------------------

On February 16, 2000, the Company completed the first phase of an anticipated two-part transaction to acquire the engineering and contracting business of Stork N.V., the Netherlands ("Stork") for a total purchase price of EUR 25.0 million (approximately $24.2 million). The first phase of the Stork transaction was accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values. The purchase price allocation, which may be adjusted further, resulted in goodwill of approximately $11.0 million, which is being amortized over 40 years on a straight-line basis. The Company's consolidated results of operations include the results of Stork's operations since the acquisition date. The effect of Stork on the Company's consolidated results of operations for the current fiscal periods was not material. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional discussion of the Stork transaction.

In January 1999, the Company completed its merger with Sverdrup Corporation. Accordingly, Sverdrup's results of operations are included in the Company's consolidated results of operations for the current fiscal periods (that is, the second quarter and first half of fiscal 2000), compared to only the second quarter of fiscal 1999. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional discussion of the Sverdrup transaction.

The Company recorded net earnings of $18.1 million, or $0.69 per diluted share, for the three months ended March 31, 2000, compared to net earnings of $16.2 million, or $0.61 per diluted share for the same period last year. For the six months ended March 31, 2000, the Company recorded net earnings of $12.3 million, or $0.47 per diluted share, compared to net earnings of $31.3 million, or $1.19 per diluted share, for the same period last year.

The net earnings during the first half of fiscal 2000 included a first quarter pre-tax provision for litigation settlement of $38.0 million ($23.7 million after-tax). This special, one-time pre-tax charge, consisting of the settlement amount of $35.0 million and related litigation costs of $3.0 million, resulted from an agreement with the United States Department of Justice to settle a previously disclosed whistleblower suit. The suit alleged that the Company improperly charged the U.S. government for lease costs associated with its former headquarters building, which the Company sold and leased back in 1982, and vacated in 1997. The Company denied the government's allegations in the suit but agreed to the settlement to avoid the costs and risks of further litigation. The settlement was paid in March 2000 and has no continuing impact on the Company's operating results.

Excluding the after-tax impact of this special litigation charge, the Company's operations during the first six months of fiscal 2000 resulted in net earnings of $36.1 million, or $1.37 per diluted share.

During the three months ended March 31, 2000, total revenues increased by $101.9 million, or 13.1%, to $881.8 million, compared to $779.9 million for the same quarter in fiscal 1999. Approximately 81% of the increase in total revenues was generated by the Company's continuing U.S. and international operations, with the balance attributable to Sverdrup's operations.

Total revenues for the six months ended March 31, 2000 increased by $355.8 million, or 26.7%, to $1,690.9 million, compared to $1,335.0 million for the same period in fiscal 1999. This increase reflects the inclusion of Sverdrup's operations for the entire first half of fiscal 2000 as compared to only the second quarter of fiscal 1999. Excluding the impact of Sverdrup's operations on the Company's revenues during the first quarter of fiscal 2000, total revenues increased by $132.3 million, or 9.9% on a year-to-date basis, with approximately 86% of this increase generated by the Company's continuing U.S. and international operations.

Revenues from project services activities, which includes design, engineering and agency construction management services, increased by $100.7 million, or 27.3%, to $469.0 million during the second quarter of fiscal 2000, compared to $368.3 million during the same period in fiscal 1999. For the first half of fiscal 2000, revenues from project services activities increased by $287.4 million, or 48.0%, to $886.3 million, compared to $599.0 million for the same period in fiscal 1999. Approximately 57% of the increase in project service revenues during the first half of fiscal 2000 was generated by Sverdrup's operations, with the balance attributable to the Company's continuing U.S. and international operations.

Revenues from construction services were relatively flat at $242.4 million and $479.2 million, respectively, during the three and six months ended March 31, 2000, compared to $243.6 million and $485.0 million, respectively, during the comparable periods in fiscal 1999.

Revenues from operations and maintenance ("O&M") activities were relatively flat at $141.8 million during the second quarter of fiscal 2000, compared to $141.7 million during the second quarter of fiscal 1999. For the first half of fiscal 2000, revenues from O&M activities increased by $47.7 million, or 21.5%, to $270.0 million, compared to $222.3 million for the same period in fiscal 1999. Substantially all of the increase in O&M revenues during the first half of fiscal 2000 was generated by Sverdrup's operations.

Revenues from process, scientific and systems consulting services were relatively flat at $28.6 million for the second quarter of fiscal 2000, compared to $26.3 million for the second quarter of fiscal 1999. Prior to the merger with Sverdrup in the second quarter of fiscal 1999, the Company's revenues from process, scientific and systems consulting service activities were minimal. During the six months ended March 31, 2000, revenues from process, scientific and systems consulting services increased by $26.7 million, or 92.9%, to $55.4 million, compared to $28.7 million during the same period in fiscal 1999.

As a percentage of revenues, direct costs of contracts were 87.6% and 87.4%, respectively, for the three and six months ended March 31, 2000, compared to 85.6% and 86.5% for the second quarter and the first half of fiscal 1999, respectively. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The movement in this percentage relationship was due primarily to proportionately lower margins earned on the Company's new volume of business generated by Sverdrup's operations during the current fiscal periods as compared to the same periods last year.

Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal 2000 decreased by $4.9 million, or 5.8%, to $79.3 million, compared to $84.2 million for the second quarter of fiscal 1999. For the six months ended March 31, 2000, SG&A expenses increased by $23.7 million, or 18.3%, to $153.0 million, compared to $129.3 million for the same period last year.
Approximately 48% of the increase in SG&A expenses during the first half of fiscal 2000 was generated by Sverdrup's operations, with the balance attributable to the Company's continuing U.S. and international operations. As a percentage of revenues, however, SG&A expenses for the three and six months ended March 31, 2000 decreased to 9.0% and 9.1%, respectively, compared to 10.8% and 9.7%, respectively, for the same periods last year, reflecting the Company's continuing efforts to control costs.

During the second quarter of fiscal 2000, the Company's operating profit (defined as revenues, less direct costs of contracts and SG&A expenses) increased by $2.1 million, or 7.3%, to $30.2 million, compared to $28.1 million for the second quarter of fiscal 1999. For the first half of fiscal 2000, the Company's operating profit increased by $8.9 million, or 17.4%, to $60.2 million, compared to $51.3 million for the same period last year. The increases in the Company's operating profit for the second quarter and first six months of fiscal 2000 compared to the same periods last year were due primarily to significant increases in business volume and reduced SG&A expenses as a percentage of revenues.

The Company recorded $1.9 million of net interest expense during the three months ended March 31, 2000, compared to net interest expense of $2.2 million during the same period last year. For the six months ended March 31, 2000, the Company recorded $3.7 million of net interest expense, compared to net interest expense of $1.3 million during the same period last year. The Company became a net borrower of cash since its merger with Sverdrup Corporation last year. During the second quarter of fiscal 1999, the Company initially borrowed $165.0 million under a new $230.0 million revolving credit facility to finance a portion of the Sverdrup merger consideration. The Company also assumed $21.0 million of Sverdrup pre-merger indebtedness at closing of the merger transaction. During the current quarter ended March 31, 2000, the Company borrowed EUR 15.0 million (approximately $14.8 million) from the $230.0 million revolving credit facility to partially fund the first phase of the acquisition of Stork. The Company also borrowed an additional $55.0 million from the same facility to fund the $35.0 million litigation settlement discussed earlier, to finance its reactivated stock repurchase program as discussed below, and to cover working capital needs. Outstanding borrowings under this facility were $178.7 million at March 31, 2000.

The Company recorded net miscellaneous income of $1.2 million for the first half of fiscal 2000, compared to net miscellaneous expense of $0.1 million during the same period in fiscal 1999. The increase in net miscellaneous income during the current period compared to the same period last year was due primarily to gains realized on the sales of marketable equity securities.


Backlog Information
-------------------

The following table summarizes the Company's backlog at March 31, 2000 and 1999 (in millions):

                                         2000      1999
                                     --------  --------
  Professional technical services    $1,997.7  $1,650.0
  Total backlog                       4,426.6   4,300.0


Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents decreased by $5.6 million to $47.8 million during the six months ended March 31, 2000. This compares to a net decrease of $27.8 million to $73.5 million during the six months ended March 31, 1999. During the first six months of fiscal 2000, the Company experienced net cash outflows from investing activities, operations and the effect on cash of exchange rate changes, of $45.1 million, $16.9 million and $2.1 million, respectively, offset in part by net cash inflows from financing activities of $58.5 million.

Operations resulted in net cash outflows of $16.9 million during the first half of fiscal 2000. This compares to a net contribution of $31.2 million during the same period last year. The $48.1 million decrease in cash provided by operations in the current fiscal period as compared to the same period last year was due primarily to a decrease of $30.9 million relating to the timing of cash receipts and payments within the Company's working capital accounts, and a decrease of $19.0 million in net earnings, due primarily to the after-tax provision for litigation settlement of $23.7 million as discussed earlier.

The Company's investing activities resulted in net cash outflows of $45.1 million during the six months ended March 31, 2000. This compares to net cash outflows of $212.1 million during the same period last year. The $167.0 million net decrease in cash used for investing activities in the first half of fiscal 2000 as compared to the same period last year was due primarily to a $173.0 million decrease in cash used for acquisitions of businesses, partially offset by a $13.6 million decrease in proceeds from sales of marketable securities and investments. During the first half of fiscal 2000, the Company completed the first phase of an anticipated two-part transaction to acquire Stork for $26.1 million, which includes incidental costs of acquisition. During the same period last year, the Company merged with Sverdrup, requiring $199.1 million in cash. The proceeds of $16.4 million from sales of marketable securities and investments in the prior year period were used to partially fund the merger with Sverdrup and pay down indebtedness relating to the merger.

The Company's financing activities resulted in net cash inflows of $58.5 million during the first six months of fiscal 2000. This compares to net cash inflows of $155.7 million during the same period in fiscal 1999. The $97.1 million net decrease in cash provided by financing activities in the current period as compared to the same period last year was due primarily to a decrease of $92.5 million in proceeds from long-term borrowings, and to the purchases of common stock for treasury which required $8.2 million, partially offset by a decrease of $6.0 million in the repayments of long-term borrowings. During the first half of fiscal 1999, the Company obtained a long-term $230.0 million revolving credit facility and borrowed $165.0 million to pay the initial merger consideration and the costs of the Sverdrup merger of $199.1 million, certain indebtedness of Sverdrup existing at closing, and other refinanced amounts that were outstanding under an old $45.0 million revolving credit agreement. During the first half of fiscal 2000, the Company borrowed $77.5 million from the same facility, primarily to pay the $35.0 million litigation settlement, to partially finance the first phase of the Stork acquisition for approximately $14.8 million, to fund its reactivated stock repurchase program as discussed below, and to cover working capital requirements.

The Company believes it has adequate capital resources to fund its operations for the remainder of fiscal 2000 and beyond. The Company's consolidated working capital position was $193.6 million at March 31, 2000. As discussed above, the Company has a long-term $230.0 million revolving credit facility against which $178.7 million was outstanding at March 31, 2000 in the form of direct borrowings. At March 31, 2000, the Company had $43.2 million available through committed short-term credit facilities, of which $17.8 million was outstanding at that date in the form of direct borrowings and letters of credit. On May 8, 2000, the Company obtained a $20 million increase to one of its short-term credit facilities.

In December 1999, the Company reactivated its stock repurchase program that was suspended in September 1998 due to the then pending merger with Sverdrup in January 1999. The program authorizes the Company to buy-back up to 3.0 million shares of its common stock in the open market. Repurchases of common stock will be financed from existing credit facilities and available cash balances. During the first half of fiscal 2000, the Company repurchased 278,300 shares of its common stock in the open market at a cost of $8.2 million, all of which were subsequently reissued for its employee stock purchase and stock option plans. The Company has repurchased 1,511,500 shares of its common stock, since the inception of the program in 1996.

As discussed in Note 9 to the Notes to Condensed Consolidated Financial Statements, on May 8, 2000, the Company signed a letter of intent with Stone & Webster, Incorporated ("Stone & Webster") to acquire substantially all of its assets and contracts. Under the terms of the letter of intent, the Company will pay $150 million in cash and stock and assume specified liabilities related to the ongoing business of Stone & Webster. In connection with the proposed transaction, the Company has agreed to advance up to $50 million in working capital funds to Stone & Webster under a secured, revolving credit agreement.

Year 2000 Readiness - Update
----------------------------

The Company substantially completed its Year 2000 compliance program prior to December 31, 1999. (Readers should refer to pages A-9 through A-11 of Exhibit 13 to the Company's 1999 Annual Report on Form 10-K for a more complete discussion of the Company's Year 2000 Readiness program). The Company made the transition into the Year 2000 without any significant disruptions to its systems or operations. The Company continues to monitor the impact of Year 2000 on its operations, and a contingency plan for critical business applications and continuing project operations is in place in the event unidentified issues cause business disruptions. The Company also continues to monitor the Year 2000 readiness of its clients, suppliers, subcontractors and vendors.

The failure to identify and correct a Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. However, the Company does not expect such failures, if they occur, to have a materially adverse effect on its results of operations or financial condition.

Forward-Looking Statements
--------------------------

Statements included in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements", as that term is discussed in the Private Securities Litigation Reform Act of 1995. These statements are based on management's current estimates, expectations and projections about the issues discussed, the industries in which the Company operates and the services it provides. By their nature, such forward-looking statements involve risks and uncertainties. The Company cautions the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in its forward-looking statements. These factors include, but are not necessarily limited to, the following: increase in competition by foreign and domestic competitors; availability of qualified engineers and other professional staff needed to execute contracts; the timing of new awards and the funding for such awards; the ability of the Company to meet performance or schedule guarantees; cost overruns on fixed, maximum or unit priced contracts; the outcome of any pending and future litigation and governmental proceedings; the cyclical nature of the individual markets in which the Company's customers operate; the successful closing and/or subsequent integration of any merger or acquisition transaction; the amount of any contingent consideration the Company may be required to pay in the future in connection with the Sverdrup merger (including the availability of financing that may be required); and the Company's success in dealing with any Year 2000 issues. The preceding list is not all-inclusive, and the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Readers of this Form 10-Q should also read the Company's most recent Annual Report on Form 10-K for a further description of the Company's business, legal proceedings and other information that describes factors that could cause actual results to differ from such forward-looking statements.


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The information required by this Item is hereby incorporated by reference from
Item 4 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1999 filed with the with the Securities and Exchange Commission on February 11, 2000.


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

Date: May 12, 2000