Form 10-Q
period 2000-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2000-08-11
CIK 52988

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2000
                                      -------------

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

                             ( X ) YES  -  (   ) NO

Number of shares of common stock outstanding at August 11, 2000:  26,251,509

                         JACOBS ENGINEERING GROUP INC.

                               INDEX TO FORM 10-Q


                                                                        Page No.
--------------------------------------------------------------------------------
Part I - Financial Information

  Item 1.  Financial Statements:
            Condensed Consolidated Balance Sheets -
              June 30, 2000 and September 30, 1999                            3

            Condensed Consolidated Statements of Earnings -
              Three and Nine Months Ended June 30, 2000 and 1999              4

            Condensed Consolidated Statements of
              Comprehensive Income -
              Three and Nine Months Ended June 30, 2000 and 1999              5

            Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended June 30, 2000 and 1999                        6

            Notes to Condensed Consolidated Financial Statements         7 - 10

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               11 - 17

Part II - Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                  18

  Signatures                                                                 19

Part I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)
                                  (Unaudited)

                                                           June 30,    September 30,
                                                               2000            1999
-----------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash and cash equivalents                            $   61,920      $   53,482
    Receivables                                             684,565         586,005
    Deferred income taxes                                    75,734          76,405
    Prepaid expenses and other                               19,075          13,728
    -------------------------------------------------------------------------------
     Total current assets                                   841,294         729,620
     ------------------------------------------------------------------------------
  Property, Equipment and Improvements, Net                 151,763         139,653
  ---------------------------------------------------------------------------------
  Other Noncurrent Assets:
    Goodwill, net                                           250,109         245,451
    Other                                                   118,832         105,462
    -------------------------------------------------------------------------------
     Total other noncurrent assets                          368,941         350,913
  ---------------------------------------------------------------------------------
                                                         $1,361,998      $1,220,186
===================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                        $    7,742      $    9,465
    Accounts payable                                        212,857         186,287
    Accrued liabilities                                     290,916         281,967
    Customers' advances in excess of related revenues        91,613          93,303
    Income taxes payable                                     19,097          13,960
  ---------------------------------------------------------------------------------
     Total current liabilities                              622,225         584,982
  ---------------------------------------------------------------------------------
  Long-term Debt                                            210,250         135,371
  ---------------------------------------------------------------------------------
  Other Deferred Liabilities                                 46,007          44,988
  ---------------------------------------------------------------------------------
  Minority Interests                                          5,866           6,128
  ---------------------------------------------------------------------------------
  Commitments and Contingencies
  ---------------------------------------------------------------------------------
  Stockholders' Equity:
    Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                              -               -
     Common stock, $1 par value,
       authorized - 60,000,000 shares,
       issued and outstanding - 26,248,950 shares
       and 26,142,992 shares, respectively                   26,249          26,143
    Additional paid-in capital                               73,041          68,049
    Retained earnings                                       386,497         358,958
    Accumulated other comprehensive loss                     (7,508)         (3,595)
    -------------------------------------------------------------------------------
                                                            478,279         449,555
    Unearned compensation                                      (629)           (838)
    -------------------------------------------------------------------------------
       Total stockholders' equity                           477,650         448,717
-----------------------------------------------------------------------------------
                                                         $1,361,998      $1,220,186
===================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           For the Three and Nine Months Ended June 30, 2000 and 1999
                  (In thousands, except per-share information)
                                  (Unaudited)


                                             For the Three Months         For the Nine Months
                                                Ended June 30,              Ended June 30,
                                                ---------------            ---------------
                                                2000       1999            2000         1999
                                              --------   --------       ----------   ----------
Revenues                                      $857,828   $771,905       $2,548,715   $2,106,951

Costs and Expenses:
 Direct costs of contracts                     745,931    663,442        2,223,599    1,817,876
 Selling, general and
  administrative expenses                       80,188     79,948          233,171      209,253
                                              --------   --------       ----------   ----------
Operating Profit                                31,709     28,515           91,945       79,822
                                              --------   --------       ----------   ----------

Other (Expense) Income:
 Interest income                                 1,900        442            2,913        2,544
 Interest expense                               (3,522)    (3,125)          (8,211)      (6,483)
 Miscellaneous income, net                         473        986            1,643          861
 Provision for litigation settlement                 -          -          (38,000)           -
                                              --------   --------       ----------   ----------
  Total other expense, net                      (1,149)    (1,697)         (41,655)      (3,078)

Earnings Before Taxes                           30,560     26,818           50,290       76,744

Income Tax Expense                              11,460     10,058           18,859       28,659
                                              --------   --------       ----------   ----------

Net Earnings                                  $ 19,100   $ 16,760       $   31,431   $   48,085
                                              ========   ========       ==========   ==========

Net Earnings Per Share:
 Basic                                        $   0.73   $   0.65       $     1.20   $     1.87
 Diluted                                      $   0.72   $   0.63       $     1.19   $     1.82
                                              ========   ========       ==========   ==========

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           For the Three and Nine Months Ended June 30, 2000 and 1999
                                 (In thousands)
                                  (Unaudited)

                                               For the Three Months           For the Nine Months
                                                  Ended June 30,                Ended June 30,
                                             -------------------------     -------------------------
                                               2000             1999         2000             1999
                                             -------          --------     -------         ---------
Net Earnings                                 $19,100          $16,760      $31,431           $48,085
                                             -------          -------      -------         ---------

Other Comprehensive Income (Loss):
 Unrealized holding gains
  on securities                                  920                -        5,825                 -
 Less:  reclassification adjustment
  for gains realized in net earnings            (555)               -       (1,455)                -
                                             -------          -------      -------         ---------

 Unrealized gains on securities, net
  of reclassification adjustment                 365                -        4,370                 -
 Foreign currency translation
  adjustments                                 (1,964)          (1,563)      (6,647)           (6,309)
                                             -------          -------      -------         ---------

Other Comprehensive Loss
 Before Income Taxes                          (1,599)          (1,563)      (2,277)           (6,309)

Income Tax Expense Relating to Other
 Comprehensive Loss                             (137)               -       (1,636)                -
                                             -------          -------      -------         ---------

Other Comprehensive Loss                      (1,736)          (1,563)      (3,913)           (6,309)
                                             -------          -------      -------         ---------

Total Comprehensive Income                   $17,364          $15,197      $27,518           $41,776
                                             =======          =======      =======         =========

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended June 30, 2000 and 1999
                                 (In thousands)
                                  (Unaudited)

                                                                                 2000        1999
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net earnings                                                                  $ 31,431   $  48,085
 Adjustments to reconcile net earnings to net cash flows from operations:
   Depreciation and amortization                                                 28,822      23,429
   Gains on sales of assets                                                      (3,142)     (2,042)
   Changes in assets and liabilities, excluding
     the effects of businesses acquired:
      Receivables                                                               (34,096)   (102,373)
      Prepaid expenses and other
       current assets                                                            (5,758)     (5,399)
      Accounts payable                                                           19,108      (5,337)
      Accrued liabilities                                                        (4,075)     34,603
      Customers' advances                                                        (6,523)     73,455
      Income taxes payable                                                        5,319      (3,084)
   Deferred income taxes                                                            671      (3,713)
   Other, net                                                                       361         352
                                                                               --------   ---------
 Net cash provided by operating activities                                       32,118      57,976
                                                                               --------   ---------

Cash Flows from Investing Activities:
 Acquisitions of businesses, net of cash acquired                               (26,924)   (199,840)
 Loans to acquisition target                                                    (39,000)          -
 Additions to property and equipment, net
  of disposals                                                                  (31,934)    (31,642)
 Proceeds from sales of marketable securities
  and investments                                                                 5,253      18,626
 Purchases of marketable securities and
  investments                                                                    (2,368)     (1,470)
 Net decrease in other noncurrent assets                                           (701)     (6,037)
                                                                               --------   ---------
  Net cash used for investing activities                                        (95,674)   (220,363)
                                                                               --------   ---------

Cash Flows from Financing Activities:
 Proceeds from long-term borrowings                                             102,481     170,000
 Repayments of long-term borrowings                                             (25,700)    (63,935)
 Exercises of stock options, including the
  related income tax benefits                                                     9,518       7,728
 Purchases of common stock for treasury                                          (8,152)          -
 Net change in short-term borrowings                                             (1,284)      3,496
 Change in other deferred liabilities                                            (1,851)       (701)
                                                                               --------   ---------
  Net cash provided by financing activities                                      75,012     116,588
                                                                               --------   ---------

Effect of Exchange Rate Changes                                                  (3,018)     (3,510)
                                                                               --------   ---------
Increase (decrease) in Cash and Cash Equivalents                                  8,438     (49,309)
Cash and Cash Equivalents at Beginning of Period                                 53,482     101,328
                                                                               --------   ---------
Cash and Cash Equivalents at End of Period                                     $ 61,920   $  52,019
                                                                               ========   =========

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000


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

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position at June 30, 2000 and September 30, 1999, its consolidated results of operations for the three and nine months ended June 30, 2000 and 1999, its consolidated comprehensive income for the three and nine months ended June 30, 2000 and 1999, and its consolidated cash flows for the nine months ended June 30, 2000 and 1999.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.


2. Included in receivables at June 30, 2000 and September 30, 1999 were amounts due under contracts in progress of $320,289,200 and $240,964,600, respectively, but which were not billed at the respective balance sheet dates. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.


3. Property, equipment and improvements are stated at cost and consisted of the following at June 30, 2000 and September 30, 1999 (in thousands):

                                                     June 30,   September 30,
                                                         2000            1999
------------------------------------------------------------------------------
      Land                                          $  14,441       $  14,407
      Buildings                                        60,042          47,313
      Equipment                                       189,770         164,538
      Leasehold improvements                           19,674          18,913
      Construction in progress                         16,176          10,419
                                                    ---------       ---------
                                                      300,103         255,590
       Accumulated depreciation and amortization     (148,340)       (115,937)
                                                    ---------       ---------
                                                    $ 151,763       $ 139,653
                                                    =========       =========

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000


4. Other noncurrent assets consisted of the following at June 30, 2000 and September 30, 1999 (in thousands):


                                      June 30,  September 30,
                                          2000           1999
-------------------------------------------------------------
      Prepaid pension costs           $ 18,637       $ 18,704
      Reimbursable pension costs        10,639         11,059
      Cash surrender value of life
        insurance policies              34,401         30,228
      Investments                       36,422         32,024
      Notes receivable                   6,853          6,597
      Miscellaneous                     11,880          6,850
                                      --------       --------
                                      $118,832       $105,462
                                      ========       ========

5. The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):


                                   Three Months Ended   Nine Months Ended
                                        June 30,             June 30,
                                   ------------------   -----------------
                                       2000     1999      2000     1999
                                      ------   ------    ------   ------
 Weighted average shares
  outstanding (denominator
  used to compute basic EPS)          26,219   25,899    26,142   25,745
 Effect of employee and outside
  director stock options                 256      772       241      742
                                      ------   ------    ------   ------
 Denominator used to compute
  diluted EPS                         26,475   26,671    26,383   26,487
                                      ======   ======    ======   ======


6. During the nine months ended June 30, 2000 and 1999, the Company made cash payments of approximately $8,844,700 and $5,341,000, respectively, for interest and $17,715,100 and $35,329,800, respectively, for income taxes. During the quarter ended June 30, 2000, the Company received an income tax refund of $4,110,600.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000


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

     In January 1999, the Company completed its Agreement and Plan of Merger with Sverdrup Corporation ("Sverdrup"). This transaction was also accounted for as a purchase. Accordingly, the Company's consolidated results of operations include those of Sverdrup beginning January 1999 (that is, since the beginning of the Company's second quarter of last fiscal year). For more information about Sverdrup and the merger transaction, readers of this Form 10-Q should refer to Note 3 to the Company's 1999 Consolidated Financial Statements included as Exhibit 13 to its 1999 Annual Report on Form 10-K.


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

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000


9. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). As amended by Statement of Financial Accounting Standards No. 137 - Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"), SFAS 133 is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 and SFAS 137 provide guidance for the way enterprises account for certain derivatives and hedging activities in annual financial statements and interim financial reports. Although management of the Company is completing an analysis of the Company's outstanding contracts and agreements, because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

10. On June 2, 2000, the Company signed a definitive asset purchase agreement with Stone & Webster, Incorporated ("Stone & Webster") to acquire substantially all of Stone & Webster's assets for $150 million in cash and stock, and to assume specified liabilities related to the ongoing business of Stone & Webster. In anticipation of this transaction, the Company had earlier agreed to advance up to $50 million in working capital funds to Stone & Webster under a secured, revolving credit agreement entered into on May 9, 2000.

     On July 7, 2000, the Company terminated its definitive asset purchase agreement with Stone & Webster. The termination resulted from the Company not being the successful bidder in the auction of the business of Stone & Webster in a proceeding under Chapter 11 of the U.S. Bankruptcy Code. On July 18, 2000, pursuant to the provisions of the asset purchase agreement, Stone & Webster paid the Company $10.0 million consisting of a breakup fee of $9.0 million and expense reimbursement of $1.0 million. The Company was also repaid all of the $39.0 million that it had advanced to Stone & Webster for working capital, together with the related interest of approximately $607,000. The Company anticipates that the actual expenses incurred relating to due diligence will exceed the expense reimbursement amount of $1.0 million, and will be offset against the breakup fee of $9.0 million.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 June 30, 2000



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

In January 1999, the Company completed its merger with Sverdrup Corporation. Accordingly, Sverdrup's results of operations are included in the Company's consolidated results of operations for the current fiscal periods (that is, the third quarter and first nine months of fiscal 2000), compared to only the second and third quarters of fiscal 1999. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional discussion of the Sverdrup transaction.

The Company recorded net earnings of $19.1 million, or $0.72 per diluted share, for the three months ended June 30, 2000, compared to net earnings of $16.8 million, or $0.63 per diluted share for the same period last year. For the nine months ended June 30, 2000, the Company recorded net earnings of $31.4 million, or $1.19 per diluted share, compared to net earnings of $48.1 million, or $1.82 per diluted share, for the same period last year.

Net earnings during the nine months ended June 30, 2000 included a first quarter pre-tax provision for litigation settlement of $38.0 million ($23.7 million after-tax). This special, one-time pre-tax charge, consisting of the settlement amount of $35.0 million and related litigation costs of $3.0 million, resulted from an agreement with the United States Department of Justice to settle a previously disclosed whistleblower suit. The suit alleged that the Company improperly charged the U.S. government for lease costs associated with its former headquarters building, which the Company sold and leased back in 1982, and vacated in 1997. The Company denied the government's allegations in the suit but agreed to the settlement to avoid the costs and risks of further litigation. The settlement was paid in March 2000 and has no continuing impact on the Company's operating results.

Excluding the after-tax impact of this special litigation charge, the Company's operations during the nine months ended June 30, 2000 resulted in net earnings of $55.2 million, or $2.09 per diluted share.

During the three months ended June 30, 2000, total revenues increased by $85.9 million, or 11.1%, to $857.8 million, compared to $771.9 million for the same quarter in fiscal 1999. Approximately 88% of the increase in total revenues was generated by the Company's continuing U.S. and international operations, with the balance attributable to Sverdrup's operations.

Total revenues for the nine months ended June 30, 2000 increased by $441.8 million, or 21.0%, to $2,548.7 million, compared to $2,107.0 million for the same period in fiscal 1999. This increase reflects the inclusion of Sverdrup's operations for the entire first nine months of fiscal 2000 as compared to only the second and third quarters of fiscal 1999. Excluding the impact of Sverdrup's operations on the Company's revenues during the first quarter of fiscal 2000, total revenues increased by $218.5 million, or 10.4% on a year-to-date basis, with approximately 87% of this increase generated by the Company's continuing U.S. and international operations.

Revenues from project services activities, which includes design, engineering and agency construction management services, increased by $107.9 million, or 29.1%, to $478.8 million during the third quarter of fiscal 2000, compared to $370.9 million during the same period in fiscal 1999. For the nine months ended June 30, 2000, revenues from project services activities increased by $395.2 million, or 40.8%, to $1,365.1 million, compared to $969.9 million for the same period in fiscal 1999.

Revenues from construction services decreased by $25.6 million, or 10.6%, to $215.1 million during the third quarter of fiscal 2000, compared to $240.6 million during the third quarter of fiscal 1999. Revenues from construction services during the nine months ended June 30, 2000 decreased by $31.4 million, or 4.3%, to $694.2 million, compared to $725.6 million during the same period last year. These decreases related primarily to reductions in the level of flow-through activity such as subcontract costs, equipment and materials.

Revenues from operations and maintenance ("O&M") activities were relatively flat at $133.3 million during the third quarter of fiscal 2000, compared to $132.6 million during the third quarter of fiscal 1999. For the nine months ended June 30, 2000, revenues from O&M activities increased by $48.4 million, or 13.6%, to $403.3 million, compared to $355.0 million for the same period in fiscal 1999. The increase of $48.4 million reflects the inclusion of Sverdrup's operations for the entire first nine months of fiscal 2000 as compared to only the second and third quarters of fiscal 1999.

Revenues from process, scientific and systems consulting services increased by $2.9 million, or 10.6%, to $30.7 million during the third quarter of fiscal 2000, compared to $27.8 million for the third quarter of fiscal 1999. Prior to the merger with Sverdrup in the second quarter of fiscal 1999, the Company's revenues from process, scientific and systems consulting service activities were minimal. During the nine months ended June 30, 2000, revenues from process, scientific and systems consulting services increased by $29.6 million, or 52.4%, to $86.1 million, compared to $56.5 million during the same period in fiscal 1999. The increase of $29.6 million reflects the inclusion of Sverdrup's operations for the entire first nine months of fiscal 2000 as compared to only the second and third quarters of fiscal 1999.

As a percentage of revenues, direct costs of contracts were 87.0% and 87.2%, respectively, for the three and nine months ended June 30, 2000, compared to 86.0% and 86.3% for the third quarter and the first nine months of fiscal 1999, respectively. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various services provided by the Company. The movement in this percentage relationship was due primarily to proportionately lower margins earned on the Company's new volume of business generated by Sverdrup's operations during the current fiscal periods as compared to the same periods last year.

Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 2000 were relatively flat at $80.2 million, compared to $79.9 million for the third quarter of fiscal 1999. For the nine months ended June 30, 2000, SG&A expenses increased by $23.9 million, or 11.4%, to $233.2 million, compared to $209.3 million for the same period last year. Approximately 72% of the increase in SG&A expenses during the nine months ended June 30, 2000 was generated by the Company's continuing U.S. and international operations, with the balance attributable to Sverdrup's operations. As a percentage of revenues, however, SG&A expenses for the three and nine months ended June 30, 2000 decreased to 9.4% and 9.2%, respectively, compared to 10.4% and 9.9%, respectively, for the same periods last year, reflecting the Company's continuing efforts to control costs.

During the third quarter of fiscal 2000, the Company's operating profit (defined as revenues, less direct costs of contracts and SG&A expenses) increased by $3.2 million, or 11.2%, to $31.7 million, compared to $28.5 million for the third quarter of fiscal 1999. For the nine months ended June 30, 2000, the Company's operating profit increased by $12.1 million, or 15.2%, to $91.9 million, compared to $79.8 million for the same period last year. The increases in the Company's operating profit for the third quarter and first nine months of fiscal 2000 compared to the same periods last year were due primarily to significant increases in business volume and reduced SG&A expenses as a percentage of revenues.

During the three months ended June 30, 2000, the Company recorded $3.5 million of interest expense, compared to interest expense of $3.1 million for the same period last year. For the nine months ended June 30, 2000, the Company recorded $8.2 million of interest expense, compared to interest expense of $6.5 million during the same period last year. The Company became a net borrower of cash since its merger with Sverdrup Corporation last year. During the second quarter of fiscal 1999, the Company initially borrowed $165.0 million under a new $230.0 million revolving credit facility to finance a portion of the Sverdrup merger consideration. As discussed below, the Company borrowed $102.5 million from the same facility during the current fiscal period. At June 30, 2000, outstanding borrowings (net of repayments) under this facility were $203.6 million.

The Company recorded net miscellaneous income of $1.6 million for the nine months ended June 30, 2000, compared to net miscellaneous income of $0.9 million during the same period in fiscal 1999. The increase of $0.8 million in net miscellaneous income during the current period compared to the same period last year was due primarily to a $1.0 million increase in gains realized on the sales of equity securities.


Backlog Information
-------------------

The following table summarizes the Company's backlog at June 30, 2000 and 1999 (in millions):


                                         2000      1999
                                     --------  --------
  Professional technical services    $2,191.6  $1,614.2
  Total backlog                       4,768.4   4,340.0


Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased by $8.4 million to $61.9 million during the nine months ended June 30, 2000. This compares to a net decrease of $49.3 million to $52.0 million during the nine months ended June 30, 1999. During the current fiscal period, the Company experienced net cash outflows from investing activities and the effect on cash of exchange rate changes, of $95.7 million and $3.0 million, respectively, offset in part by net cash inflows from financing and operating activities of $75.0 million and $32.1 million, respectively.

Operations resulted in net cash inflows of $32.1 million during the first nine months of fiscal 2000. This compares to a net contribution of $58.0 million during the same period last year. The $25.9 million decrease in cash provided by operations in the current fiscal period as compared to the same period last year was due primarily to a decrease in inflows of $17.9 million relating to the timing of cash receipts and payments within the Company's working capital accounts, and a decrease of $16.7 million in net earnings, due primarily to the after-tax provision for litigation settlement of $23.7 million as discussed earlier. These outflows were partially offset by increases in inflows from depreciation and amortization, and deferred income taxes of $5.4 million and $4.4 million, respectively.

The Company's investing activities resulted in net cash outflows of $95.7 million during the nine months ended June 30, 2000. This compares to net cash outflows of $220.4 million during the same period last year. The net decrease of $124.7 million in cash used for investing activities in the current fiscal period as compared to last year was due primarily to a $172.9 million decrease in cash used for acquisitions of businesses, partially offset by the $39.0 million advanced to Stone & Webster for working capital and a $13.4 million decrease in proceeds from sales of marketable securities and investments. See
Note 10 of the Notes to Condensed Consolidated Financial Statements for additional discussion of the Stone & Webster transaction. During the first nine months of fiscal 2000, the Company completed the first phase of an anticipated two-part transaction to acquire Stork for $26.9 million, which includes incidental costs of acquisition. During the same period last year, the Company merged with Sverdrup, requiring $199.8 million in cash, which included the associated costs of the merger. The proceeds from sales of equity securities and investments in the prior year period were used to partially fund the merger with Sverdrup and pay down indebtedness relating to the merger.

The Company's financing activities resulted in net cash inflows of $75.0 million during the first nine months of fiscal 2000. This compares to net cash inflows of $116.6 million during the same period in fiscal 1999. The $41.6 million net decrease in cash provided by financing activities in the current period as compared to the same period last year was due primarily to a decrease of $67.5 million in proceeds from long-term borrowings, and to $8.2 million used for the purchases of common stock for treasury, partially offset by a decrease of $38.2 million in the repayments of long-term borrowings. During the nine months ended June 30, 1999, the Company borrowed $165.0 million under a new long-term $230.0 million revolving credit facility to pay the initial merger consideration and the costs of the Sverdrup merger of $199.8 million, and $21.0 million of Sverdrup indebtedness existing at closing. During the nine months ended June 30, 2000, the Company borrowed $102.5 million from the same facility, primarily to pay the $35.0 million litigation settlement and second quarter tax payments of $8.9 million, to partially finance the first phase of the Stork acquisition for approximately $14.8 million, to fund $22.0 million of advances to Stone & Webster and $8.2 million of stock repurchases as discussed below, and to cover working capital requirements of $13.0 million. See Notes 7 and 10 to the Notes to Condensed Consolidated Financial Statements for additional discussion of the Stork and Stone & Webster transactions.

The Company believes it has adequate capital resources to fund its operations for the remainder of fiscal 2000 and beyond. The Company's consolidated working capital position was $219.1 million at June 30, 2000. As discussed earlier, the Company has a long-term $230.0 million revolving credit facility against which $203.6 million was outstanding at June 30, 2000 in the form of direct borrowings. At June 30, 2000, the Company had $55.5 million available through committed short-term credit facilities, of which $20.9 million was outstanding at that date in the form of direct borrowings and letters of credit.

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

As discussed in Note 10 to the Notes to Condensed Consolidated Financial Statements, in connection with the asset purchase agreement with Stone & Webster that was subsequently terminated, during the current quarter, the Company advanced $39.0 million in working capital funds to Stone & Webster under a separate secured revolving credit agreement. On July 18, 2000, pursuant to the terms of the secured revolving credit agreement and as result of the termination of the asset purchase agreement, the Company was repaid all of the $39.0 million that it had advanced to Stone & Webster, together with the related interest of approximately $607,000. The proceeds were used to pay down amounts outstanding under the Company's $230.0 million revolving credit facility.

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

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           27.  Financial Data Schedule.

     (b)   Reports on Form 8-K

           On June 9, 2000, the Company filed with the Securities and Exchange Commission (the "SEC"), a Form 8-K dated June 2, 2000, announcing that it had signed a definitive asset purchase agreement with Stone & Webster, Incorporated to acquire substantially all of Stone & Webster's assets for $150.0 million in cash and stock, and to assume substantially all of Stone & Webster's liabilities.

           On July 12, 2000, the Company filed with the SEC, a Form 8-K dated July 7, 2000, announcing that it had terminated the definitive asset purchase agreement with Stone & Webster. The termination resulted from the Company not being the successful bidder in the auction for the business of Stone & Webster in a proceeding under Chapter 11 of the United States Bankruptcy Code.

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

Date:  August 11, 2000