Form 10-K
period 2000-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2000-12-27
CIK 52988

                                                                            2000
================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2000

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

                              ___________________

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $1,035,040,000 as of December 26, 2000, based upon the last reported sales price on the New York Stock Exchange. For this purpose, the Registrant considers Dr. Joseph J. Jacobs to be its only affiliate.

As of December 26, 2000, the Registrant had outstanding 26,460,082 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement issued in connection with its 2001 Annual Meeting of Shareholders (Part II and Part III).

================================================================================

                                     PART I

Item 1.  BUSINESS

General
-------

          Jacobs Engineering Group Inc. (the "Company") is one of the largest professional services firms in the United States providing a broad range of project services; process, scientific and systems consulting services; operations and maintenance services; and construction services to a broad range of industrial, commercial and governmental clients. The Company provides its services through offices and subsidiaries located in the United States, Europe, Asia, Mexico, Chile and Australia.

          The Company focuses its services on selected industry groups and markets including chemicals and polymers; buildings (which includes projects in the fields of health care and education, as well as commercial, civic and governmental buildings); federal programs; pharmaceuticals and biotechnology; exploration, production and refining; infrastructure; technology and manufacturing; and pulp and paper, among others.

          Over the past several years, the Company has grown its business through both internal initiatives and strategic mergers and acquisitions. These merger and acquisition transactions have allowed the Company to (i) expand or enhance the range of services it provides its clients; (ii) expand its client base; and (iii) provide access to new geographical areas.

          In February 2000, the Company completed the first phase of an anticipated two-part transaction to acquire all of the engineering and contracting business of Stork N.V., the Netherlands. The Stork Phase I entities employ approximately 1,500 professional technical staff in offices located principally in Belgium, Germany, Southeast Asia and certain locations in the Netherlands. These entities provide a broad range of engineering and construction management services to clients in the refining, chemicals, basic resources and facilities industries, among others.

          In January 1999, the Company completed its merger with the Sverdrup Corporation ("Sverdrup"). As a result of this transaction, Sverdrup became a wholly-owned subsidiary of the Company. Sverdrup provides engineering, architecture, construction and scientific services for the development, design, construction and operation of buildings, infrastructure projects and advanced technical systems for public and private sector clients in the United States and internationally. At the time of the merger, Sverdrup employed more than 5,600 people in offices located throughout the United States, and in selected countries abroad. The Sverdrup transaction expanded the Company's business opportunities in several key markets, added professional staff, as well as presence in new geographies. It also added civil and defense capabilities to the Company's range of professional services. The merger was accounted for as a purchase, and the results of operations of Sverdrup have been included in the Company's consolidated results of operations since January 1999.

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

          The following table sets forth the total revenues of the Company from each of its four basic service categories for each of the five years ended September 30, 2000 (in thousands of dollars):

                                  1996        1997        1998        1999        2000
                            ----------  ----------  ----------  ----------  ----------
 Project Services           $  655,248  $  734,619  $  861,608  $1,318,027  $1,809,309
 Process, Scientific and
  Systems Consulting            12,950      11,587      11,163      87,990     118,232
 Operations and
  Maintenance                  245,667     264,622     266,798     474,511     521,609
 Construction                  885,105     769,788     961,576     994,479     969,792
                            ----------  ----------  ----------  ----------  ----------
                            $1,798,970  $1,780,616  $2,101,145  $2,875,007  $3,418,942
                            ==========  ==========  ==========  ==========  ==========

          Project Services
          ----------------

          The Company employs all of the engineering and related disciplines needed to design and engineer modern process plants (including projects for clients in the chemicals and polymers, pharmaceuticals and biotechnology, oil & gas, refining, food and consumer products, and the basic resources industries); industrial and commercial buildings (including facilities in the health care, education and criminal justice markets, as well as commercial buildings for clients in the private sector); infrastructure projects (including highways, roads, bridges and other transportation facilities); technology and manufacturing facilities (for clients in the semiconductor, electronics, automotive, aerospace and defense industries); pulp and paper plants; and other facilities. The Company also employs many of the requisite scientific, technical and program management capabilities necessary to provide program integration, testing and evaluation services for clients in the defense and aerospace industries and in support of environmental programs primarily for agencies of the U.S. federal government.

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

          Construction
          ------------

          The Company provides traditional field construction services to private and public sector clients in virtually all of the industries to which it provides project services. The Company can also provide its clients with Advanced Construction Technology ("ACT")(R). ACT is an advanced form of off-site engineering and design, fabrication, assembly and field erection. ACT provides clients with an alternative approach to traditional methods of engineering and construction, which can compress and shorten the construction schedule, as well as help to reduce costs. In the environmental area, recent contract awards from clients in the public sector require the Company to provide environmental remedial construction services.

          Historically, the Company's field construction activities have been focused primarily on those construction projects for which the Company performed the related engineering and design work. By focusing its construction efforts on such projects, the Company seeks to avoid the risk of constructing complex plants and facilities based on designs prepared by others. The financial risk to the Company of constructing complex plants and facilities based on designs prepared by third parties may be particularly significant on fixed-price contracts.

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


Industry Groups and Markets
---------------------------

          The Company focuses its efforts on the following industry groups and markets: chemicals and polymers; buildings; U.S. federal programs; pharmaceuticals and biotechnology; exploration, production and refining; infrastructure; technology and manufacturing; and pulp and paper. The Company believes these industry groups and markets have sufficient common needs to permit cross-utilization of the Company's resources which help to mitigate the negative effects of a downturn in a single industry.

          The following table sets forth the total revenues of the Company from each of these industry groups and markets for each of the five years ended September 30, 2000 (in thousands of dollars):

                                 1996        1997        1998        1999        2000
                           ----------  ----------  ----------  ----------  ----------
Chemicals and
 Polymers                  $  396,515  $  490,347  $  785,727  $  796,501  $  693,034
Federal Programs              145,275     201,643     169,474     481,302     614,048
Buildings                     175,645     169,286     314,293     454,589     539,691
Pharmaceuticals and
 Biotechnology                147,840     140,545     211,501     373,520     481,947
Exploration, Production
 and Refining                 417,739     248,799     255,579     243,311     280,942
Infrastructure                 11,135      11,748      11,278     218,828     238,278
Technology and
 Manufacturing                268,520     335,627     128,501     173,023     213,557
Pulp and Paper                170,552     154,135     191,595      99,189     254,861
Other                          65,749      28,486      33,197      34,744     102,584
                           ----------  ----------  ----------  ----------  ----------
                           $1,798,970  $1,780,616  $2,101,145  $2,875,007  $3,418,942
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

          Currently, the Company furnishes its full line of services to its clients operating in the chemicals industries. The Company has provided technical, financial, marketing and business consulting services for many of the largest chemical manufacturers in the world. The Company has performed merger and acquisition due diligence, feasibility studies, as well as preliminary and detailed design and engineering services, construction, and construction management services for its chemicals industry clients. Typical projects range from various basic, intermediate and polymer chemicals, to low-pressure, multi-product processes for the production of fine and specialty chemicals. The Company has also completed projects dealing with the modernization and upgrading of polyethylene and liquid polymer production facilities. The Company has extensive knowledge of, and experience with, advanced polymerization reactions and state-of-the-art, post-reactor processing techniques, as well as many other specialty chemicals.

          A significant aspect of the Company's service to this industry is in the area of contract maintenance. The Company has contracts with several major chemical producers to provide on-site maintenance and turnaround activities. Many of these contracts are evergreen in nature and tend to be extended over many years.

          Another important aspect of our chemicals business has been the development of performance-based partnering relationships (alliances) with clients. In an alliance, the Company contracts with the client to perform a broad range of services, as the client requires. Projects can range from providing on-site engineering services, to completion of an entire capital improvement program. Occasionally, a small initial evaluation of a chemical market or facility analysis performed for a client expands to include fully-integrated engineering, procurement, construction and construction management services.

          Federal Programs
          ----------------

          The Company's Federal Programs can generally be categorized as relating to either environmental programs, or defense and aerospace programs.

          Environmental
          -------------

          The Company believes it is one of the leading providers of environmental engineering and consulting services, including hazardous waste management and site cleanup and closure in the United States and abroad. Many of the projects for the U.S. government span several years. The Company's projects within this market generally relate to all major federal and state environmental statutes with particular emphasis on the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund") and the Resource Conservation and Recovery Act ("RCRA"). The Company is currently providing environmental investigation, restoration, engineering, construction and site operations and maintenance services for a number of U.S. federal government agencies including the U.S. Department of Energy ("DOE"), the Department of Defense ("DOD") and the U.S. Environmental Protection Agency ("USEPA").

          As a part of its environmental restoration work, the Company provides support in such things as underground storage tank (UST) removal, contaminated soil and water remediation, building demolition and decommissioning, long-term monitoring, and design, build, installation, operation and maintenance of various types of soil and groundwater cleanup systems at multiple project locations across the United States for the U.S. Army Corps of Engineers and the U.S. Air Force Center for Environmental Excellence. Typical projects also include the preparation of feasibility studies and performance of remedial investigations, engineering, design and remediation services on several national programs. In addition to contracts involving the remediation of contaminated sites, the government has let contracts to private contractors to provide full operations and maintenance services to entire government facilities.

          The Company provides a full range of environmental consulting services including air quality planning and permitting, water quality compliance, environmental conservation studies, pollution prevention assessments, and compliance with the National Environmental Policy Act (NEPA). This work is being performed at many locations worldwide.

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

          The Company has been a provider of technical services to the DOD for more than 50 years, and currently supports defense programs in more than a dozen locations, both in the U.S. and internationally. In addition to operating and maintaining several DOD test centers, the Company's support includes services such as aerodynamic testing of next-generation fighter aircraft; propulsion testing for space programs; launch of Titan, Atlas, and Delta rockets and payloads; and support to weapons systems such as air-to-air missile systems and precision guided, smart weapons used for various high-value targets. The Company also supports DOD in a number of information technology programs, including networks, command and control technology, intelligence, and information warfare.

          The Company also provides technical assistance and program management support at several NASA facilities. The Company provides O&M services for these facilities, including support of tests of spacecraft and aeronautical systems; aerodynamic test facilities and systems; biological and life sciences experiments; and aircraft for research and development missions. The company provides a broad range of engineering, science, and technical support services to four NASA centers, representing support to virtually every major space program - including the International Space Station and preparation for inter-planetary missions, as well as protein crystal growth research needed to develop new drugs and vaccines.

          Buildings
          ---------

          Buildings generally refers to the Company's full range of design and construction activities relating to institutional, government, corporate and commercial buildings and other specialized structures. The company believes it is one of the leading providers of architectural, engineering and construction management services for buildings projects throughout the United States and in many parts of Europe.

          The Company is focused in major growth markets driven by strong demographic trends and capital spending initiatives. Typical projects include: large, multi-year federal building programs; major K-12 (kindergarten through high school) capital improvement programs; federal, state and local justice and correctional facilities; health and research facilities, including projects at many of the country's leading medical research centers; and aviation facilities at many of the nation's largest airports. The Company also provides design and construction-related services for higher education facilities, office complexes, corporate buildings, municipal and civic facilities, shopping and commercial centers, leisure parks and multiplex cinemas. The Company serves a diversified client base encompassing both public and private sector clients.

          The Company provides and/or manages a full range of planning, architectural, engineering, design, construction, construction management and/or total program management services for a variety of unique and technically complex buildings and complexes. The Company provides its services on projects that emphasize both new construction as well as those involving expansion, renovation and refurbishment of existing facilities.

          Of significance is the Company's growing success in applying its diversified, in-house technical skill base to clients requiring complete program management in both the private and public sectors. These contracts typically involve multi-year services to many clients with whom the company has a long tenure of successful service. For larger programs, the company sometimes teams with other companies in the execution of the program. The company also provides "resourcing" services for which the Company (often through joint ventures with third parties) assumes full responsibility for the ongoing operations and maintenance of entire commercial or industrial complexes on behalf of the client.

          Pharmaceuticals and Biotechnology
          ---------------------------------

          The Company furnishes its full line of services to its clients in the pharmaceutical and biotechnology industry. The scope of services the Company provides its clients in these markets includes master planning, programming, feasibility studies, engineering, preliminary and detailed design, procurement, construction, construction management, commissioning and start-up, validation, and maintenance. Accordingly, the Company is fully capable of executing the industry's largest capital programs on a single-responsibility basis.

          Typical projects for clients in this industry include laboratories, research and development facilities, vivariums, pilot plants, bulk active pharmaceutical ingredient production facilities, full-scale biotechnology production facilities, and secondary manufacturing facilities. Regulatory considerations on these projects include current Good Laboratory Practices ("cGLP") and current Good Manufacturing Practices ("cGMP"). In addition, state-of-the-art technology and know-how are critical to the Company's clients. These include containment, barrier technology, locally controlled environments, process and building systems automation, and off-the-site design and fabrication of process and building modules.

          As the worldwide market demand for ethical and over-the-counter products continues to grow, pressure increases on companies within the pharmaceutical industry to decrease product time to market, reduce costs and increase return on investment. Accordingly, the Company's role to its clients in this industry has expanded to deliver capital projects sooner and more efficiently. The Company has local, cost effective professional technical resources in areas of major pharmaceutical and biotechnology concentration, and provides single-point EPCMV (engineering, procurement, construction, maintenance and validation) project delivery. The Company continues to enhance its 3-D design capabilities, as well as other technological aspects of its EPCMV services, in order to better serve its clients, and to ensure that projects transition from their conceptual design phase through engineering, construction, start-up and commissioning, and validation phases as economically and efficiently as possible.

          The Company also has established formal alliances with numerous clients in the pharmaceutical and biotechnology industry.

          Exploration, Production and Refining
          ------------------------------------

          The Company provides its full line of services to its clients in the exploration, production and refining industries. Typical projects in the this area include retrofits, revamps or expansions of existing plants, upgrading individual process units within refineries, new construction and maintenance services. The Company also provides a broad range of consulting services to its clients, including process assessments, feasibility studies, technology evaluations and multi-client studies. Although the Company's revenues historically have related primarily to projects associated with petroleum refining and the processes and technologies required for the conversion of crude oil and gas into petroleum fuels, chemical feedstocks and lubricants, more recent contract awards have also included services to pipeline companies and companies in businesses upstream of refiners.

          The volume of business activity in this market group is often influenced by government regulations. Several specific regulations are providing a driving force for project work by the Company to the refining industry. Tier II fuel regulations will require desulfurization projects to remove sulfur in gasoline and diesel fuels. The recent call for removal of MTBE from gasoline may also require capital investment to replace the volume and octane lost by its removal. Increases in crude oil prices and prices for refined products has helped to create an economic environment where capital projects deemed unlikely several years ago are now being considered. The Company is actively involved in both such regulations- and economically- driven projects.

          The Company has also utilized its Advanced Construction Technology capabilities (i.e., modular construction) on a number of projects in the refining and petroleum industry. In the U.S. and European refining industries, many projects involve the revamp of an existing processing unit, or the addition of a new process to an existing refinery. As a result of the close proximity of processing units in these refineries, the Company believes the use of off-site construction can decrease congestion at the construction site. The Company also believes that modular construction can offer cost and project execution benefits in remote locations.

          Like the chemicals industry, the Company provides a significant amount of maintenance services to its clients in the refining industry. Also like the chemicals industry, the Company has established a number of formal alliances with various clients in the refining industry. Some of these alliances have been national in scope.

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

          Transportation infrastructure development and rehabilitation have been a mainstay of Sverdrup's infrastructure business for many years. By integrating a broad range of professional disciplines, the Company provides comprehensive planning, engineering, construction and program management services for transportation facilities and systems. Interdisciplinary teams work independently, or as an extension of agency staff, on highway, bridge, transit, tunnel, airport, railroad, intermodal facility, and lock and dam projects. Representative clients include state departments of transportation and district agencies, the U.S. Army Corps of Engineers, branches of the U.S. military and private industry freight transport firms.

          Contributing to the growth in this market is the Transportation Equity Act for the 21st Century (TEA-21). Providing $218 billion over five years - with considerable state and local flexibility in project selection - TEA-21 is a large, U.S. federal commitment to improving transportation infrastructure. The Company's "concept through completion" approach to infrastructure projects provides complete location selection, condition assessment, environmental analyses, preliminary design, documentation, final design, detailed construction planning, management, public involvement, resident engineering and maintenance engineering management services to agencies utilizing TEA-21 funding.

          As public sector acceptance of design-build delivery grows, the Company has won and/or successfully completed large-scale projects such as the St. George Island Bridge Replacement Project in Florida, expansion of the Hartsfield International Airport in Atlanta, and an 11-mile extension of the Tren Urbano Subway System in Puerto Rico.

          The Company's services in the area of water resources have helped public and private sector clients develop and rehabilitate critical water resource systems. Integrating water, wastewater, air quality, and hazardous waste remediation experience provides these clients with the comprehensive expertise needed to deliver complex projects. The Company provides planning, design, design-build and program and construction management services to a diverse market, including regional wastewater treatment agencies, manufacturers and power generators, local water suppliers, and military facilities. New State and federal government regulations and funding authorizations under the Safe Drinking Water Act continue to influence the environmental market. The Company is developing water/wastewater conveyance systems and water resources management projects as two new specialty markets.

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

          The Company believes that opportunities for construction-management and design-build projects will continue to grow as these project delivery methods gain acceptance in the public sector. Recent projects include program management/construction management for rehabilitation and upgrade of the Detroit Wastewater Treatment plant, construction management/project management for replacement of the Cooper River Bridge in Charleston, South Carolina, and construction management services for the San Diego, California Metropolitan Wastewater Department Capital Improvement Program.

          Technology and Manufacturing
          ----------------------------

          The Company provides a broad range of project services for a variety of technology, manufacturing and test facilities.

          Included in this category are projects involving highly complex test facilities for clients in the aerospace and automotive industries. Typical projects range from conceptual design and feasibility studies to complete design/build programs of wind tunnels and engine test facilities; propulsion and certification test facilities; powertrain and other automotive component parts test facilities; environmental and emissions test facilities; climatic test facilities; and computer-based measurement and control systems. The Company believes it is a leader in providing support to automotive manufacturers and suppliers for the supply of testing services and the management of test assets, with test facility operations and maintenance contracts in place with both Ford Motor Company and Delphi Automotive Systems.

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

          Pulp and Paper
          --------------

          The Company provides a broad range of engineering and construction services to its clients in the pulp and paper industry. Typical projects in the pulp and paper area range from small mill projects to complex, multi-million dollar paper machine rebuilds, mill expansions and construction of new facilities. Currently, the Company is performing the single largest engineering, procurement and construction paper machine installation project in the United States for an international newsprint producer.

          Pulp and paper projects can and frequently do encompass many areas of a mill, including pulping and bleaching, papermaking, chemical recovery, material handling and power and steam generation. In the area of papermaking, the Company's expertise includes tissue and towel, coated and uncoated fine papers, newsprint and linerboard. The Company's expertise also includes the converting and packaging of paper products for distribution and consumer use. The Company has been instrumental in the design and installation of state-of-the-art facilities for recycle fiber, deinking and pulp bleaching. Chemical recovery and power generation are an integral part of the papermaking process. The Company has broad experience in these areas and has applied its expertise in the engineering and construction of such facilities for the pulp and paper industry.

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

          Other
          -----

          Included in "Other" are projects not classified into any of the other industry and market categories. This would include projects for clients in the food and consumer products industries, as well as basic resources (mining, minerals and fertilizers).


Backlog
-------

          For information regarding the Company's backlog, reference should be made to Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in this report.

Customers
---------

          For the years ended September 30, 1996, 1997, 1998, 1999 and 2000, revenues directly or indirectly from agencies of the U.S. federal government accounted for 8.7%, 12.0%, 12.1%, 17.4% and 17.7%, respectively, of total revenues. Due to the amount of pass-through costs (see "Contracts" below) that may be incurred on construction and maintenance projects, it is not unusual for a client in the private sector to account for more than 10% of consolidated revenues in any given year. For the fiscal years 1996 through 2000, inclusive, one client in the private sector accounted for 15.3% of total revenues in 1997.

Foreign Operations
------------------

          For the years ended September 30, 1996, 1997, 1998, 1999 and 2000, revenues from the Company's international operations comprised approximately 10.3%, 23.5%, 20.2%, 15.8% and 16.4%, respectively, of consolidated revenues. Prior to fiscal 1997, substantially all such revenues related to the Company's offices in the U.K. and Ireland. In 1997, as discussed above, the Company completed the acquisitions of the Serete Group (with operations in France, Spain and Italy) and HGC India. And then in February 2000, the Company completed the first phase of an anticipated two-part transaction to acquire all of the engineering and contracting business of Stork N.V., the Netherlands. The Stork Phase I entities operate from offices located principally in Belgium, Germany, Southeast Asia and certain locations in the Netherlands. Revenues earned in fiscal 1997, 1998, 1999 and 2000 from the Company's offices in Mexico, Chile and Australia were not material.


Contracts
---------

          While there is considerable variation in the pricing provisions of the contracts undertaken by the Company, they can generally be grouped into three broad categories: Cost-reimbursable; fixed-price and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts during each of the five fiscal years ended September 30, 2000:

                               1996   1997   1998   1999   2000
                               ----   ----   ----   ----   ----
   Cost-reimbursable             82%    82%    81%    73%    77%
   Fixed-price                   16     16     18     22     18
   Guaranteed maximum price       2      2      1      5      5

          In accordance with industry practice, most of the Company's contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

          When the Company is directly responsible for engineering, design, procurement and construction of a project or the maintenance of a process plant, the Company reflects the cost of materials, equipment and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, these amounts are not reflected in either revenues or costs. The following table presents the approximate amount of such pass-through costs included in revenues for each of the five fiscal years ended September 30, 2000 (in millions):

              1996           1997         1998           1999           2000
              ----           ----         ----           ----           ----
            $ 1,019.5      $ 919.6      $ 1,066.4      $ 1,167.0      $ 1,442.1


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

         Fixed-price contracts
         ---------------------

         Fixed-price contracts include both "negotiated fixed-price" contracts and "lump sum bid" contracts. Under a negotiated fixed-price contract, the Company is first selected as the contractor, and then the contract price is negotiated. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where the Company has the opportunity to perform engineering and design work before negotiating the total price of the project. Under lump sum bid contracts, the Company must bid against other contractors based upon specifications furnished by the client. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications, problems with new technologies and economic and other changes that may occur over the contract period, that are reduced by the negotiation process. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to the Company. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than the other types of contracts. Over the past five years, most of the Company's fixed price work has been either negotiated fixed-price contracts, or lump-sum bid contracts for services (rather than turn-key construction).

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

         The extent of the Company's competition varies according to the industries and markets it serves, as well as the geographical areas in which the Company operates. The Company's largest competitors for engineering, construction and maintenance services for process plants include such well-known companies as Bechtel Group, Inc., Fluor Corporation, Foster Wheeler Corp., Washington Group International, Parsons Corporation, Kellogg Brown & Root, and Kvaerner. In the area of buildings, the Company's competitors include several of the competitors previously mentioned, as well as HDR, Inc., Hellmuth, Obata & Kassabaum, AeCOM Technology and Day & Zimmermann. In the area of civil engineering and construction, the Company's competitors include several of the competitors previously mentioned, as well as Parsons Brinckerhoof and HNTB. In the area of pulp and paper, the Company's principal competitors include BE&K, Kellogg Brown & Root, and Washington Group International. And in the area of U.S. federal programs, the Company's principal competitors include several of the companies listed above, as well as AlliedSignal, BDM, and other specialized companies such as IT Group, Inc. and Roy F. Weston.


Employees
---------

         At September 30, 2000, the Company had approximately 18,800 full-time employees. Additionally, as of September 30, 2000, there were approximately 9,500 persons employed by the Company in the field on a project basis. The number of such field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

EXECUTIVE OFFICERS OF THE COMPANY

         Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the Company's executive officers:

                                                                                   Year Joined
           Name              Age            Position with the Company             the Registrant
---------------------------  ---  ----------------------------------------------  --------------
 Joseph J. Jacobs             84  Director and Chairman of the Board                        1947
 Noel G. Watson               64  President, Chief Executive Officer
                                  and Director                                              1965
 Richard E. Beumer            62  Vice Chairman of the Board                                1999
 Thomas R. Hammond            49  Executive Vice President, Operations                      1975
 Craig L. Martin              51  Executive Vice President, Global Sales                    1994
 Richard J. Slater            54  Executive Vice President, Operations                      1980
 James C. Uselton             61  Executive Vice President, Operations                      1999
 Walter C. Barber             59  Group Vice President, Asia                                1999
 Andrew E. Carlson            67  President, Jacobs Sverdrup Constructors, Inc.             1990
 Robert M. Clement            52  Group Vice President, Central Region                      1990
 Warren M. Dean               56  Group Vice President, Facilities                          1994
 Stephen K. Fritschle         57  Group Vice President, Field Services                      1989
 Michael J. Higgins           56  Group Vice President, Civil                               1994
 George A. Kunberger, Jr.     48  Group Vice President, Northern Region                     1975
 Gregory J. Landry            52  Group Vice President, International Operations            1984
 John McLachlan               54  Group Vice President, International Operations            1974
 H. Gerard Schwartz, Jr.      62  Group Vice President, Civil                               1999
 Rogers F. Starr              57  President, Sverdrup Technology, Inc.                      1999
 Philip J. Stassi             45  Group Vice President, Southern Region                     1977
 Roger L. Williams            62  Group Vice President, Federal Operations                  1983
 John W. Prosser, Jr.         55  Senior Vice President, Finance and
                                  Administration and Treasurer                              1974
 Laurence R. Sadoff           53  Senior Vice President, Quality and Safety                 1993
 Nazim G. Thawerbhoy          53  Senior Vice President and Controller                      1979
 William C. Markley, III      55  Vice President, General Counsel
                                  and Secretary                                             1981

         All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. Beumer, Uselton, Schwartz, Starr and Barber, have served in executive capacities with the Company or have been part of its management for more than five years. Prior to joining the Company in 1999, Messrs. Beumer, Uselton, Schwartz and Starr were part of the senior management group of Sverdrup Corporation, or one of its subsidiaries, for at least five years. Prior to joining the Company in 1999, Mr. Barber was president and CEO of GTI, INC. (an environmental services firm) for more than five years.

Item 2.  PROPERTIES

          The Company owns and leases offices for its professional, technical and administrative staff. It also owns property (located in Charleston, South Carolina) which is the principal manufacturing facility for the Company's modular construction activities. The total amount of space used by the Company for all its operations is approximately 3.4 million square feet. The following is a representative list of the Company's principal locations:

       Country            State            City
     ------------       -----------      ----------
     U.S.A.             California       Pasadena
                                         Costa Mesa
                                         Long Beach
                                         Ridgecrest
                                         Sacramento
                                         Walnut Creek
                        Arizona          Phoenix
                        Colorado         Denver
                        Florida          Lakeland
                                         Jacksonville
                                         Niceville
                                         Tampa
                        Louisiana        Baton Rouge
                        Massachusetts    Boston
                        Michigan         Auburn Hills
                                         Novi
                        Missouri         Maryland Heights
                                         St. Louis
                        New Mexico       Albuquerque
                        New York         New York
                        North Carolina   Raleigh
                        Ohio             Cincinnati
                                         Beavercreek
                        Oregon           Lake Oswego (Portland)
                        Pennsylvania     Conshohocken (Philadelphia)
                        South Carolina   Greenville
                                         Charleston
                        Texas            Houston
                        Tennessee        Nashville
                                         Oak Ridge
                                         Tullahoma
                        Virginia         Arlington
                                         Falls Church
                        Washington       Seattle
                        Wisconsin        De Pere (Green Bay)



                                  [continued]

         Country            State                 City
--------------------------  -----           ----------------
     United Kingdom             -           Croydon (London)
                                -           Glasgow
                                -           Manchester
     Republic of Ireland        -           Cork
                                -           Dublin
     France                     -           Paris
                                -           Lyon
     Italy                      -           Milan
     Spain                      -           Madrid
     The Netherlands            -           Amsterdam
                                -           Rotterdam
                                -           Meerssen
                                -           Beverwijk
     Belgium                    -           Antwerp
     Germany                    -           Magdeburg
     Malaysia                   -           Kuala Lumpur
     Singapore                  -           Singapore
     Thailand                   -           Bangkok
     India                      -           Mumbai
                                -           New Delhi
                                -           Calcutta
     Australia                  -           Canberra
     Chile                      -           Santiago

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

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The information required by this Item is hereby incorporated by reference from Exhibit E to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.


Item 6.  SELECTED FINANCIAL DATA

          The information required by this Item is hereby incorporated by reference from Exhibit E to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this Item is hereby incorporated by reference from Exhibit E to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.


Item 7A. QUALITATEE and QUANTITATEE DISCLOSURES ABOUT MARKET RISK

          Not applicable.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item is hereby incorporated by reference from Exhibit E to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.


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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The Company's consolidated financial statements at September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000, together with the report of the independent auditors on those consolidated financial statements are hereby incorporated by reference from Exhibit 13 to this report.

      (b) On July 12, 2000, the Company filed with the Securities and Exchange Commission a Form 8-K dated July 7, 2000 reporting, in Item 5 thereto, that the Company had terminated its definitive asset purchase agreement with Stone & Webster, Inc.

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

           3.2 Bylaws of the Registrant, as amended. Filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

           4.1  See Sections 5 through 18 of Exhibit 3.1.

           4.2  See Article II, Section 3.03 of Article III, Article VI and
                Section 8.04 of Article VIII of Exhibit 3.2.

           4.3 Amended and Restated Rights Agreement, amended and restated as of December 20, 2000 by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. Filed as Exhibit 1 to Registrant's Form 8-A/A filed on December 22, 2000 and incorporated herein by reference.

           10.1 The Jacobs Engineering Group Inc. 1981 Executive Incentive Plan (as Amended and Restated). Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

           10.2 The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers. Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

           10.3 Agreement dated as of November 30, 1993 between the Registrant and Dr. Joseph J. Jacobs. Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

        (S)10.4 Agreement dated as of December 7, 2000 between the Registrant and Dr. Joseph J. Jacobs.

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

           10.11 Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as amended. Filed as Exhibit I to the Registrant's Annual Notice and Proxy Statement dated January 3, 2000 and incorporated herein by reference

           10.11 Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan. Filed as Exhibit II to the Registrant's Annual Notice and Proxy Statement dated January 3, 2000 and incorporated herein by reference.

           11. Statement of computation of net income per outstanding share of common stock is hereby incorporated by reference from Exhibit E to the Registrant's Notice of 2001 Annual Meeting of Shareholders and Proxy Statement, copies of which are being delivered to (but not filed with, except to the extent incorporated herein) the Commission as an exhibit to this report.

        (S)13. Exhibit E to the Registrant's Notice of 2001 Annual Meeting of Shareholders and Proxy Statement (which contains the annual financial statements and financial information of Jacobs Engineering Group Inc. for the fiscal year ended September 30,
                 2000).

        (S)21.   List of Subsidiaries of Jacobs Engineering Group Inc.

        (S)23.   Consent of Independent Auditors.

        (S)27.1  Financial Data Schedule.

________________________________________

        (S)   Being filed herewith.

                                 UNDERTAKINGS

          For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 333-38984 (relating to the Jacobs Engineering Group Inc. Outside Director Stock Plan, filed with the Commission on June 9, 2000), 333-38974 (relating to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, filed with the Commission on June 9, 2000), 333-72977 (relating to the Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, filed with the Commission on February 26, 1999), and 333-45475 (relating to the Jacobs Engineering Group Inc. 1981 Executive Incentive Plan, filed with the Commission on February 3, 1998):

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

                                    JACOBS ENGINEERING GROUP INC.

Dated:   December 27, 2000          By: /s/ NOEL G. WATSON
                                        ---------------------------------------
                                            Noel G. Watson
                                         President, Chief Executive Officer and
                                         Director (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


            Signature                                          Title                                 Date
          /s/ NOEL G. WATSON                                  Director                          December 27, 2000
--------------------------------------
            Noel G. Watson                           Principal Executive Officer

            /s/ JOSEPH J. JACOBS                              Director                          December 27, 2000
--------------------------------------
            Joseph J. Jacobs

                                                              Director                          December __, 2000
--------------------------------------
            Joseph F. Alibrandi

            /s/ RICHARD E. BEUMER                             Director                          December 27, 2000
--------------------------------------
            Richard E. Beumer

            /s/ PETER H. DAILEY                               Director                          December 27, 2000
--------------------------------------
            Peter H. Dailey

            /s/ ROBERT B. GWYN                                Director                          December 27, 2000
--------------------------------------
            Robert B. Gwyn

            /s/ LINDA K. JACOBS                               Director                          December 27, 2000
--------------------------------------
            Linda K. Jacobs

            /s/ WILLIAM R. KERLER                             Director                          December 27, 2000
--------------------------------------
            William R. Kerler

            /s/ J. CLAYBURN LaFORCE                           Director                          December 27, 2000
--------------------------------------
            J. Clayburn LaForce

            /s/ DALE R. LAURANCE                              Director                          December 27, 2000
--------------------------------------
            Dale R. Laurance

            /s/ LINDA FAYNE LEVINSON                          Director                          December 27, 2000
--------------------------------------
            Linda Fayne Levinson

            /s/ DAVID M. PETRONE                              Director                          December 27, 2000
--------------------------------------
            David M. Petrone

            /s/ JAMES L. RAINEY, JR.                          Director                          December 27, 2000
--------------------------------------
            James L. Rainey, Jr.

                                                       Senior Vice President
                                                     Finance and Administration,
                                                      and Treasurer (Principal
        /s/ JOHN W. PROSSER, JR.                         Financial Officer)                     December 27, 2000
--------------------------------------
            John W. Prosser, Jr.

                                                      Senior Vice President and
                                                  Controller (Principal Accounting
        /s/ NAZIM G. THAWERBHOY                               Officer)                          December 27, 2000
--------------------------------------
         Nazim G. Thawerbhoy