Form 10-Q
period 2000-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2001-02-13
CIK 52988

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended December 31, 2000
                                      -----------------

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

                               (X) YES - ( ) NO

Number of shares of common stock outstanding at February 12, 2001: 26,447,512

                         JACOBS ENGINEERING GROUP INC.

                              INDEX TO FORM 10-Q


                                                                        Page No.
--------------------------------------------------------------------------------
Part I - Financial Information

  Item 1.  Financial Statements:
              Condensed Consolidated Balance Sheets -
                 December 31, 2000 and September 30, 2000                     3

              Condensed Consolidated Statements of Operations -
                 Three Months Ended December 31, 2000 and 1999                4

              Condensed Consolidated Statements of
                 Comprehensive Income (Loss) -
                 Three Months Ended December 31, 2000 and 1999                5

              Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended December 31, 2000 and 1999                6

              Notes to Condensed Consolidated Financial Statements        7 - 9

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             10 - 13

Part II - Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                  14

  Signatures                                                                 15

Part I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)
                                  (Unaudited)

                                                                  December 31,           September 30,
                                                                      2000                   2000
--------------------------------------------------------------------------------------------------------
ASSETS
    Current Assets:
        Cash and cash equivalents                                 $    80,150           $    65,848
        Receivables                                                   721,458               710,979
        Deferred income taxes                                          62,141                61,968
        Prepaid expenses and other                                     14,280                12,228
        ------------------------------------------------------------------------------------------------
          Total current assets                                        878,029               851,023
    ----------------------------------------------------------------------------------------------------
    Property, Equipment and Improvements, Net                         139,768               150,491
    ----------------------------------------------------------------------------------------------------
    Other Noncurrent Assets:
        Goodwill, net                                                 267,074               269,043
        Other                                                         113,757               113,819
        ------------------------------------------------------------------------------------------------
          Total other noncurrent assets                               380,831               382,862
    ----------------------------------------------------------------------------------------------------
                                                                  $ 1,398,628           $ 1,384,376
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
        Notes payable                                             $     2,394           $    18,460
        Accounts payable                                              279,001               224,063
        Accrued liabilities                                           274,706               274,991
        Customers' advances in excess of related revenues             103,173               145,708
        Income taxes payable                                           28,748                20,641
    ---------------------------------------------------------------------------------------------------
          Total current liabilities                                   688,022               683,863
    ----------------------------------------------------------------------------------------------------
    Long-term Debt                                                    135,359               146,820
    ----------------------------------------------------------------------------------------------------
    Other Deferred Liabilities                                         54,844                52,946
    ----------------------------------------------------------------------------------------------------
    Minority Interests                                                  5,304                 5,204
    ----------------------------------------------------------------------------------------------------
    Commitments and Contingencies
    ----------------------------------------------------------------------------------------------------
    Stockholders' Equity:
        Capital stock:
          Preferred stock, $1 par value,
             authorized - 1,000,000 shares,
             issued and outstanding - none                                  -                     -
          Common stock, $1 par value,
             authorized - 60,000,000 shares,
             26,460,769 shares issued at December 31, 2000;
             26,386,238 shares issued and outstanding at
             September 30, 2000                                        26,461                26,386
        Additional paid-in capital                                     82,373                79,352
        Retained earnings                                             419,930               400,791
        Accumulated other comprehensive loss                           (9,742)              (10,515)
        ------------------------------------------------------------------------------------------------
                                                                      519,022               496,014
        Unearned compensation                                          (1,713)                 (471)
        Common stock in treasury, at cost (53,800 shares at
          December 31, 2000)                                           (2,210)                    -
--------------------------------------------------------------------------------------------------------
             Total stockholders' equity                               515,099               495,543
--------------------------------------------------------------------------------------------------------
                                                                  $ 1,398,628           $ 1,384,376
========================================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended December 31, 2000 and 1999
                 (In thousands, except per-share information)
                                  (Unaudited)

                                                            2000                1999
-----------------------------------------------------------------------------------------
Revenues                                                $   929,182          $  809,088

Costs and Expenses:
     Direct costs of contracts                             (816,526)           (705,358)
     Selling, general and administrative expenses           (79,469)            (73,702)
     ------------------------------------------------------------------------------------
Operating Profit                                             33,187              30,028
-----------------------------------------------------------------------------------------

Other Income (Expense):
     Interest income                                            986                 350
     Interest expense                                        (3,045)             (2,103)
     Miscellaneous income, net                                  526                 493
     Provision for litigation settlement                          -             (38,000)
     ------------------------------------------------------------------------------------
       Total other expense                                   (1,533)            (39,260)
-----------------------------------------------------------------------------------------

Earnings (Loss) Before Taxes                                 31,654              (9,232)

Income Tax (Expense) Benefit                                (11,554)              3,463
-----------------------------------------------------------------------------------------

Net Earnings (Loss)                                     $    20,100          $   (5,769)
=========================================================================================

Net Earnings (Loss) Per Share:
     Basic                                              $      0.76          $    (0.22)
     Diluted                                            $      0.75          $    (0.22)
=========================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
             For the Three Months Ended December 31, 2000 and 1999
                                (In thousands)
                                  (Unaudited)

                                                                         2000               1999
---------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                                 $  20,100          $  (5,769)
---------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss):
     Unrealized holding gains on securities                               847                675
     Less: reclassification adjustment for gains realized
       in net earnings (loss)                                            (498)              (900)
---------------------------------------------------------------------------------------------------
     Unrealized gains (losses) on securities, net of
        reclassification adjustment                                       349               (225)
     Foreign currency translation adjustments                             546             (2,315)
---------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss) Before Income Taxes                     895             (2,540)

Income Tax (Expense) Benefit Relating to
     Other Comprehensive Income (Loss)                                   (122)                87
---------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss)                                         773             (2,453)
---------------------------------------------------------------------------------------------------

Total Comprehensive Income (Loss)                                   $  20,873          $  (8,222)
===================================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended December 31, 2000 and 1999
                                (In thousands)
                                  (Unaudited)

                                                                         2000                   1999
--------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net earnings (loss)                                            $    20,100            $    (5,769)
   Adjustments to reconcile net earnings (loss)
       to net cash flows from operations:
       Depreciation and amortization of property,
         equipment and improvements                                     7,219                  7,567
       Amortization of goodwill                                         2,140                  1,822
       Gains on sales of assets                                          (697)                  (996)
       Changes in assets and liabilities, excluding
         the effects of businesses acquired:
           Receivables                                                 (8,987)                (7,084)
           Prepaid expenses and other current assets                   (2,215)                  (701)
           Accounts payable                                            53,541                 21,216
           Accrual of litigation settlement                                 -                 38,000
           Accrued liabilities                                           (156)                (9,209)
           Customers' advances                                        (42,421)               (16,032)
           Income taxes payable                                         8,447                 (6,660)
       Deferred income taxes                                             (172)                   (65)
       Other, net                                                          96                    101
   -----------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                           36,895                 22,190
   -----------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Net (disposals) additions to property and equipment                  3,749                 (8,319)
   Proceeds from sales of marketable securities and investments           741                  1,344
   Purchases of marketable securities and investments                    (871)                (1,214)
   Net decrease (increase) in other noncurrent assets                   1,027                 (1,875)
   -----------------------------------------------------------------------------------------------------
     Net cash provided by (used for) investing activities               4,646                (10,064)
   -----------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Proceeds from long-term borrowings                                  13,581                  7,907
   Repayments of long-term borrowings                                 (26,449)               (15,000)
   Net change in short-term borrowings                                (16,044)                (1,504)
   Exercises of stock options                                             669                    114
   Purchases of common stock for treasury                              (2,210)                     -
   Change in other deferred liabilities                                 1,874                     66
   -----------------------------------------------------------------------------------------------------
     Net cash used for financing activities                           (28,579)                (8,417)
   -----------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes                                         1,340                 (1,976)
--------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                  14,302                  1,733
Cash and Cash Equivalents at Beginning of Period                       65,848                 53,482
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                        $    80,150            $    55,215
========================================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000

1. The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto incorporated into the latest Annual Report on Form 10-K of Jacobs Engineering Group Inc. ("Jacobs", or the "Company").

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position at December 31, 2000 and September 30, 2000, its consolidated results of operations for the three months ended December 31, 2000 and 1999, its consolidated comprehensive income (loss) for the three months ended December 31, 2000 and 1999, and its consolidated cash flows for the three months ended December 31, 2000 and 1999.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at December 31, 2000 and September 30, 2000 were recoverable amounts under contracts in progress of $349,118,800 and $371,997,400, respectively, that represent amounts earned under contracts in progress but not billable at the respective balance sheet dates. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

3. Property, equipment and improvements are stated at cost and consisted of the following at December 31, 2000 and September 30, 2000 (in thousands):

                                                             December 31,           September 30,
                                                                     2000                    2000
     -----------------------------------------------------------------------------------------------
          Land                                                 $    7,961            $     11,579
          Buildings                                                54,166                  59,369
          Equipment                                               208,474                 201,896
          Leasehold improvements                                   16,006                  19,755
          Construction in progress                                 12,776                  11,497
          --------------------------------------------------------------------------------------------
                                                                  299,383                 304,096
          Accumulated depreciation and amortization              (159,615)               (153,605)
          -------------------------------------------------------------------------------------------
                                                               $  139,768            $    150,491
     ===================================================================================================

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000


4. Other noncurrent assets consisted of the following at December 31, 2000 and September 30, 2000 (in thousands):

                                                           December 31,           September 30,
                                                                   2000                    2000
     -----------------------------------------------------------------------------------------------
        Prepaid pension costs                             $      18,366           $      16,795
        Reimbursable pension costs                               10,211                  11,691
        Cash surrender value of life
           insurance policies                                    36,008                  35,762
        Investments                                              28,749                  27,496
        Notes receivable                                         10,739                  11,847
        Miscellaneous                                             9,684                  10,228
        --------------------------------------------------------------------------------------------
                                                          $     113,757           $     113,819
     ===============================================================================================

5. The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):

                                                                     For the Three Months Ended
                                                                             December 31
                                                          ------------------------------------------
                                                                   2000                    1999
     -----------------------------------------------------------------------------------------------
        Weighted average shares
           outstanding (denominator used
           to compute basic EPS)                                 26,432                  26,146
        Effect of employee and outside
           director stock options                                   486                       -
     -----------------------------------------------------------------------------------------------
        Denominator used to compute
           diluted EPS                                           26,918                  26,146
     ===============================================================================================

6. During the three months ended December 31, 2000 and 1999, the Company made cash payments of approximately $3,536,500 and $1,673,200, respectively, for interest and $3,327,200 and $2,182,000, respectively, for income taxes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000


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

     In January 1999, the Company completed its Agreement and Plan of Merger with Sverdrup Corporation ("Sverdrup"). Each outstanding share of common stock of Sverdrup was converted into the right to receive a proportional share of the total amount of initial merger consideration of $198.0 million paid at closing. Each outstanding share of common stock of Sverdrup will also receive a proportional amount of any additional merger consideration that may be payable shortly after each of the first three anniversaries of the date of the merger agreement ("Deferred Merger Consideration"), and is contingent upon the Company's stock price exceeding certain price thresholds as defined in the merger agreement. The total amount payable as Deferred Merger Consideration is limited to a maximum of $31.0 million. The amount payable as Deferred Merger Consideration on January 14, 2001, the second anniversary of the date of the merger agreement was immaterial. No amount was payable as Deferred Merger Consideration on January 14, 2000, the first anniversary of the date of the merger agreement.

     For more information about the Stork and Sverdrup transactions, readers of this Form 10-Q should refer to Note 3 to the Company's 2000 Consolidated Financial Statements included as Exhibit 13 to its 2000 Annual Report on Form 10-K.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               December 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference from pages E-5 through E-12 of Exhibit 13 to the Company's 2000 Annual Report on Form 10-K).

Results of Operations
---------------------

On February 16, 2000, the Company completed the first phase of an anticipated two-part transaction to acquire the engineering and contracting business of Stork N.V., the Netherlands ("Stork") for a total purchase price of EUR 25.0 million (approximately $24.2 million). The Company's consolidated results of operations for fiscal 2000 include the results of Stork's operations since the acquisition date. The Company's consolidated results of operations for the first quarter of fiscal 2001 are not significantly impacted by Stork's operations. See
Note 7 of the Notes to Condensed Consolidated Financial Statements for additional discussion of the Stork transaction.

The Company recorded net earnings of $20.1 million, or $0.75 per diluted share, for the three months ended December 31, 2000, compared to a net loss of $5.8 million, or $0.22 per diluted share for the same period last year.

The net loss during the first quarter of fiscal 2000 included a pre-tax provision for litigation settlement of $38.0 million ($23.7 million after-tax). This special, one-time pre-tax charge, consisting of the settlement amount of $35.0 million and related litigation costs of $3.0 million, resulted from an agreement with the United States Department of Justice to settle a previously disclosed whistleblower suit. The settlement was paid in March 2000 and has no continuing impact on the Company's operating results.

Excluding the after-tax impact of this special litigation charge, the Company's operations during the first quarter of fiscal 2000 resulted in net earnings of $18.0 million, or $0.68 per diluted share.

During the three months ended December 31, 2000, total revenues increased by $120.1 million, or 14.8%, to $929.2 million, compared to $809.1 million for the same period in fiscal 2000.

Revenues from project services activities, which includes design, engineering and agency construction management services, increased by $125.2 million, or 30.0%, to $542.5 million during the first quarter of fiscal 2001, compared to $417.3 million for the same period last year.

Revenues from construction services decreased by $7.7 million, or 3.3%, to $229.0 million during the first quarter of fiscal 2001, compared to $236.7 million for the same period last year.

During the first quarter of fiscal 2001, revenues from operations and maintenance ("O&M") activities were relatively flat at $128.7 million, compared to the first quarter of fiscal 2000.

Revenues from process, scientific and systems consulting services increased by $2.2 million, or 8.1%, to $28.9 million during the three months ended December 31, 2000, compared to $26.8 million for the same period last year.

As a percentage of revenues, direct costs of contracts was 87.9% for the three months ended December 31, 2000, compared to 87.2% for the same period in fiscal 2000. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various types of services provided by the Company.

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2001 increased by $5.8 million, or 7.8%, to $79.5 million, compared to $73.7 million for the first quarter of fiscal 2000. As a percentage of revenues, SG&A expenses for the first quarter of fiscal 2001 decreased to 8.6%, compared to 9.1% for the same period last year, reflecting the Company's continuing efforts to control costs.

During the three months ended December 31, 2000, the Company's operating profit (defined as revenues, less direct costs of contracts and SG&A expenses) increased by $3.2 million, or 10.5%, to $33.2 million, compared to $30.0 million during the three months ended December 31, 1999. The increase in the Company's operating profit for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 year was due primarily to significant increases in business volume and reduced SG&A expenses as a percentage of revenues.

During the first quarter of fiscal 2001, interest expense increased by 44.8%, or $0.9 million, to $3.0 million, compared to interest expense of $2.1 million for the same period last year. The increase in interest expense in the current fiscal period as compared to last year was due to increased borrowings under the Company's $230.0 million revolving credit facility at slightly higher interest rates. At December 31, 2000 and 1999, outstanding borrowings under this facility were $135.3 million and $110.5 million, respectively. The net increase of $24.8 million in borrowings under the $230.0 million revolving credit facility was primarily due to borrowings in the second quarter of fiscal 2000 to pay the $35.0 million litigation settlement, to partially finance the first phase of the Stork acquisition for approximately $14.8 million, and to cover working capital requirements.

Backlog Information
-------------------

The following table summarizes the Company's backlog at December 31, 2000 and 1999 (in millions):

                                                          2000            1999
                                                   -----------    ------------
     Professional technical services               $   2,380.0    $    1,959.0
     Total backlog                                     5,687.0         4,339.0


Liquidity and Capital Resources
-------------------------------

During the three months ended December 31, 2000, the Company's cash and cash equivalents increased by $14.3 million, to $80.2 million. This compares to a net increase of $1.7 million, to $55.2 million, during the same period in fiscal 2000. During the first quarter of fiscal 2001, the Company experienced net cash inflows from operating and investing activities, and the effect on cash of exchange rate changes, of $36.9 million, $4.6 million and $1.3 million, respectively, offset in part by net cash outflows from financing activities of $28.6 million.

Operations resulted in net cash inflows of $36.9 million during the three months ended December 31, 2000. This compares to a net contribution of $22.2 million during the same period in fiscal 2000. The $14.7 million increase in cash provided by operations in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 was due primarily to an increase of $25.9 million in net earnings, partially offset by a decrease in inflows of $11.3 million relating to the timing of cash receipts and payments within the Company's working capital accounts.

The Company's investing activities resulted in net cash inflows of $4.6 million during the three months ended December 31, 2000. This compares to net cash outflows of $10.1 million during the same period last year. The net decrease of $14.7 million in cash used for investing activities in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 was due primarily to a decrease of $12.1 million to net additions to property and equipment relating to the sale of real property, and a decrease of $2.9 million in other noncurrent assets.

The Company's financing activities resulted in net cash outflows of $28.6 million during the three months ended December 31, 2000. This compares to net cash outflows of $8.4 million during the three months ended December 31, 1999. The $20.2 million net increase in cash used for financing activities in the current period as compared to last year was due primarily to a decrease of $14.5 million in short-term borrowings and an increase of $11.4 million in repayments of long-term borrowings. Also contributing to outflows was $2.2 million used for the purchases of common stock for treasury. These outflows were partially offset by an increase of $5.7 million in proceeds from long-term borrowings, which were used to cover working capital requirements.

The Company believes it has adequate capital resources to fund its operations in fiscal 2001 and beyond. The Company's consolidated working capital position was $190.0 million at December 31, 2000. As discussed earlier, the Company has a long-term $230.0 million revolving credit facility against which $135.3 million was outstanding at December 31, 2000 in the form of direct borrowings. At December 31, 2000, the Company had $46.8 million available through committed short-term credit facilities, of which $16.2 million was outstanding at that date in the form of direct borrowings and letters of credit.

In December 1999, the Company reactivated its stock repurchase program. The program had been suspended in September 1998 due to the then pending merger with Sverdrup. The program authorizes the Company to buy-back up to 3.0 million shares of its common stock in the open market. Repurchases of common stock will be financed from existing credit facilities and available cash balances. Through the end of fiscal 2000, the Company had repurchased a total of 1,657,100 shares of its common stock at a total cost of $47.4 million. All of these treasury shares were eventually reissued for the Company's employee stock purchase and incentive stock plans. During the current quarter ended December 31, 2000, the Company repurchased an additional 53,800 shares of its common stock in the open market at a cost of $2.2 million.

Forward-Looking Statements
--------------------------

Statements included in this Quarterly Report on Form 10-Q that are not based on historical facts are "forward-looking statements", as that term is discussed in the Private Securities Litigation Reform Act of 1995. These statements are based on management's current estimates, expectations and projections about the issues discussed, the industries in which the Company's clients operate and the services the Company provides. By their nature, such forward-looking statements involve risks and uncertainties. The Company cautions the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in its forward-looking statements. These factors include, but are not necessarily limited to, the following: increase in competition by foreign and domestic competitors; availability of qualified engineers and other professional staff needed to execute contracts; the timing of new awards and the funding for such awards; the ability of the Company to meet performance or schedule guarantees; cost overruns on fixed, maximum or unit priced contracts; the outcome of pending and future litigation and governmental investigations and proceedings; the cyclical nature of the individual markets in which the Company's customers operate; the successful closing and/or subsequent integration of any merger or acquisition transaction; and, the amount of any contingent consideration the Company may be required to pay in the future in connection with the Sverdrup merger (including the availability of financing that may be required). The preceding list is not all-inclusive, and the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Readers of this Form 10-Q should also read the Company's most recent Annual Report on Form 10-K for a further description of the Company's business, legal proceedings and other information that describes factors that could cause actual results to differ from such forward-looking statements.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          On December 21, 2000, the Company filed with the Securities and Exchange Commission a Form 8-K dated December 20, 2000 announcing that the board of directors of the Company had adopted an amendment and restatement of the Company's existing rights plan ("the Rights Plan"). The amendment extended the expiration date of the Rights Plan to December 20, 2010, eliminated its "dead hand" independent director provisions, increased the exercise price of the Rights Plan to $175 and made certain other non-material revisions.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JACOBS ENGINEERING GROUP INC.
-----------------------------
          (Registrant)


By:

s/n John W. Prosser, Jr.
-------------------------------
John W. Prosser, Jr.
Senior Vice President, Finance
and Administration and Treasurer

Date:  February 12, 2001