Form 10-Q
period 2001-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2001-05-14
CIK 52988

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2001
                                    --------------

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

                               (X) YES - ( ) NO

Number of shares of common stock outstanding at May 11, 2001: 26,765,061

                         JACOBS ENGINEERING GROUP INC.

                              INDEX TO FORM 10-Q



                                                                       Page No.
                                                                       --------
Part I - Financial Information

  Item 1.  Financial Statements:
               Condensed Consolidated Balance Sheets -
                 March 31, 2001 and September 30, 2000                     3

               Condensed Consolidated Statements of Earnings -
                 Three and Six Months Ended March 31, 2001 and 2000        4

               Condensed Consolidated Statements of
                 Comprehensive Income -
                 Three and Six Months Ended March 31, 2001 and 2000        5

               Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended March 31, 2001 and 2000                  6

               Notes to Condensed Consolidated Financial Statements      7 - 9

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations            10 - 13

Part II - Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders            14

  Signatures                                                              15

Part I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)
                                  (Unaudited)

                                                       March 31,    September 30,
                                                         2001           2000
                                                      ----------    -------------
ASSETS
  Current Assets:
    Cash and cash equivalents                         $   97,557       $   65,848
    Receivables                                          754,809          710,979
    Deferred income taxes                                 60,407           61,968
    Prepaid expenses and other                            10,617           12,228
---------------------------------------------------------------------------------
     Total current assets                                923,390          851,023
---------------------------------------------------------------------------------
  Property, Equipment and Improvements, Net              140,319          150,491
---------------------------------------------------------------------------------
  Other Noncurrent Assets:
    Goodwill, net                                        264,471          269,043
    Other                                                121,278          113,819
---------------------------------------------------------------------------------
     Total other noncurrent assets                       385,749          382,862
---------------------------------------------------------------------------------
                                                      $1,449,458       $1,384,376
=================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                     $    4,546       $   18,460
    Accounts payable                                     233,091          224,063
    Accrued liabilities                                  293,499          274,991
    Customers' advances in excess of related
     revenues                                            119,171          145,708
    Income taxes payable                                  28,215           20,641
---------------------------------------------------------------------------------
     Total current liabilities                           678,522          683,863
---------------------------------------------------------------------------------
  Long-term Debt                                         160,559          146,820
---------------------------------------------------------------------------------
  Other Deferred Liabilities                              63,191           52,946
---------------------------------------------------------------------------------
  Minority Interests                                       5,150            5,204
---------------------------------------------------------------------------------
  Commitments and Contingencies
---------------------------------------------------------------------------------
  Stockholders' Equity:
    Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                           -                -
     Common stock, $1 par value,
       authorized - 100,000,000 shares,
       26,687,800 shares issued at March 31, 2001;
       26,386,238 shares issued and outstanding at
       September 30, 2000                                 26,688           26,386
    Additional paid-in capital                            92,755           79,352
    Retained earnings                                    436,661          400,791
    Accumulated other comprehensive loss                 (10,602)         (10,515)
---------------------------------------------------------------------------------
                                                         545,502          496,014
    Unearned compensation                                 (1,784)            (471)
    Common stock in treasury, at cost (32,000
     shares at March 31, 2001)                            (1,682)               -
---------------------------------------------------------------------------------
       Total stockholders' equity                        542,036          495,543
---------------------------------------------------------------------------------
                                                      $1,449,458       $1,384,376
=================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          For the Three and Six Months Ended March 31, 2001 and 2000
                 (In thousands, except per-share information)
                                  (Unaudited)




                                                 For the Three Months        For the Six Months
                                                    Ended March 31,            Ended March 31,
                                                ----------------------    ------------------------
                                                   2001         2000         2001          2000
                                                ----------    --------    ----------    ----------
Revenues                                        $1,009,869    $881,799    $1,939,051    $1,690,887

Costs and Expenses:
  Direct costs of contracts                        888,456     772,310     1,704,982     1,477,668
  Selling, general and
   administrative expenses                          86,286      79,281       165,755       152,983
--------------------------------------------------------------------------------------------------

Operating Profit                                    35,127      30,208        68,314        60,236
--------------------------------------------------------------------------------------------------

Other (Expense) Income:
  Interest income                                    1,025         663         2,011         1,013
  Interest expense                                  (2,863)     (2,586)       (5,908)       (4,689)
  Miscellaneous income, net                            664         677         1,190         1,170
  Provision for litigation settlement                    -           -             -       (38,000)
--------------------------------------------------------------------------------------------------
   Total other expense, net                         (1,174)     (1,246)       (2,707)      (40,506)
--------------------------------------------------------------------------------------------------

Earnings Before Taxes                               33,953      28,962        65,607        19,730

Income Tax Expense                                  12,393      10,862        23,947         7,399
--------------------------------------------------------------------------------------------------

Net Earnings                                    $   21,560    $ 18,100    $   41,660    $   12,331
==================================================================================================

Net Earnings Per Share:
  Basic                                              $0.81       $0.69         $1.57         $0.47
  Diluted                                            $0.79       $0.69         $1.54         $0.47
==================================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the Three and Six Months Ended March 31, 2001 and 2000
                                (In thousands)
                                  (Unaudited)

                                                     For the Three Months           For the Six Months
                                                        Ended March 31,               Ended March 31,
                                                    ----------------------        ----------------------
                                                      2001           2000          2001           2000
--------------------------------------------------------------------------------------------------------
Net Earnings                                        $21,560        $18,100        $41,660        $12,331
--------------------------------------------------------------------------------------------------------

Other Comprehensive (Loss) Income:
 Unrealized holding (losses) gains
  on securities                                        (411)         4,230            436          4,905
 Less:  reclassification adjustment
  for gains realized in net earnings                   (732)             -         (1,230)          (900)
--------------------------------------------------------------------------------------------------------

 Unrealized (losses) gains on securities, net
  of reclassification adjustment                     (1,143)         4,230           (794)         4,005
 Foreign currency translation
  adjustments                                          (141)        (2,368)           405         (4,683)
--------------------------------------------------------------------------------------------------------

Other Comprehensive (Loss) Income
 Before Income Tax Benefit (Expense)                 (1,284)         1,862           (389)          (678)

Income Tax Benefit (Expense) Relating to Other
 Comprehensive (Loss) Income                            424         (1,586)           302         (1,499)
--------------------------------------------------------------------------------------------------------

Other Comprehensive (Loss) Income                      (860)           276            (87)        (2,177)
--------------------------------------------------------------------------------------------------------

Total Comprehensive Income                          $20,700        $18,376        $41,573        $10,154
========================================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended March 31, 2001 and 2000
                                (In thousands)
                                  (Unaudited)

                                                             2001        2000
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net earnings                                              $ 41,660    $ 12,331
 Adjustments to reconcile net earnings
  to net cash flows from operations:
   Depreciation and amortization of property,
     equipment and improvements                              16,479      15,736
   Amortization of goodwill                                   3,635       3,510
   Gains on sales of assets                                  (1,564)     (2,313)
   Changes in assets and liabilities, excluding
     the effects of businesses acquired:
      Receivables                                           (42,984)    (27,004)
      Prepaid expenses and other
       current assets                                         1,666      (3,562)
      Accounts payable                                        9,142       3,641
      Accrued liabilities                                    15,946      (4,890)
      Customers' advances                                   (26,463)     (6,714)
      Income taxes payable                                   10,139      (5,869)
   Deferred income taxes                                      1,562      (1,824)
   Other, net                                                   222         236
--------------------------------------------------------------------------------
 Net cash provided by (used for) operating activities        29,440     (16,722)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Acquisitions of business, net of cash acquired                   -     (26,084)
 Additions to property and equipment, net
  of disposals                                               (6,554)    (21,174)
 Proceeds from sales of marketable securities
  and investments                                             1,666       2,878
 Purchases of marketable securities and
  investments                                                (3,722)     (1,655)
 Net (increase) decrease in other noncurrent assets          (4,052)        905
--------------------------------------------------------------------------------
  Net cash used for investing activities                    (12,662)    (45,130)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Proceeds from long-term borrowings                          42,000      77,481
 Repayments of long-term borrowings                         (26,522)    (15,603)
 Net change in short-term borrowings                        (13,859)     (1,213)
 Exercises of stock options                                   8,436       8,036
 Purchases of common stock for treasury                      (3,892)     (8,152)
 Change in other deferred liabilities                         9,074      (2,229)
--------------------------------------------------------------------------------
  Net cash provided by financing activities                  15,237      58,320
--------------------------------------------------------------------------------

Effect of Exchange Rate Changes                                (306)     (2,101)
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents             31,709      (5,633)
Cash and Cash Equivalents at Beginning of Period             65,848      53,482
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                 $ 97,557    $ 47,849
================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001


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

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position at March 31, 2001 and September 30, 2000, its consolidated results of operations for the three and six months ended March 31, 2001 and 2000, its consolidated comprehensive income for the three and six months ended March 31, 2001 and 2000, and its consolidated cash flows for the six months ended March 31, 2001 and 2000.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.


2. Included in receivables at March 31, 2001 and September 30, 2000 were recoverable amounts under contracts in progress of $394,678,200 and $371,997,400, respectively, that represent amounts earned under contracts in progress but not billable at the respective balance sheet dates. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.


3. Property, equipment and improvements are stated at cost and consisted of the following at March 31, 2001 and September 30, 2000 (in thousands):


                                                      March 31,    September 30,
                                                        2001           2000
      --------------------------------------------------------------------------
      Land                                            $   7,972      $  11,579
      Buildings                                          55,081         59,369
      Equipment                                         216,545        201,896
      Leasehold improvements                             15,072         19,755
      Construction in progress                           13,126         11,497
      --------------------------------------------------------------------------
                                                        307,796        304,096
      Accumulated depreciation and amortization        (167,477)      (153,605)
      --------------------------------------------------------------------------
                                                      $ 140,319      $ 150,491
      ==========================================================================

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001


4. Other noncurrent assets consisted of the following at March 31, 2001 and September 30, 2000 (in thousands):


                                        March 31,      September 30,
                                          2001              2000
      --------------------------------------------------------------
      Prepaid pension costs              $ 18,735        $ 16,795
      Reimbursable pension costs            9,764          11,691
      Cash surrender value of life
        insurance policies                 40,675          35,762
      Investments                          30,196          27,496
      Notes receivable                     10,476          11,847
      Miscellaneous                        11,432          10,228
      --------------------------------------------------------------
                                         $121,278        $113,819
      ==============================================================

5. The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):


                                      Three Months Ended     Six Months Ended
                                          March 31,              March 31,
                                      ------------------    ------------------
                                        2001      2000        2001      2000
                                      --------  --------    --------  --------
 Weighted average shares
  outstanding (denominator
  used to compute basic EPS)            26,506   26,073      26,469   26,104
 Effect of employee and outside
  director stock options                   643      196         575      234
                                        ------   ------      ------   ------
 Denominator used to compute
  diluted EPS                           27,149   26,269      27,044   26,338
                                        ======   ======      ======   ======

6. During the six months ended March 31, 2001 and 2000, the Company made cash payments of approximately $5,732,300 and $4,947,500, respectively, for interest and $12,982,300 and $15,241,400, respectively, for income taxes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001



7. On February 23, 2001, the Company finalized the second phase of the two-part transaction to acquire the engineering and contracting business of Stork N.V., the Netherlands ("Stork"). The first phase was completed on February 16, 2000 and included Stork's operations in Belgium, Germany, Southeast Asia and certain offices in the Netherlands. The second phase involved the balance of Stork's engineering and construction management operations in the Netherlands and the Middle East. The first phase was completed for a total purchase price of EUR 25.0 million (approximately $24.2 million). The purchase price was financed in part by long-term borrowings of EUR 15.0 million (approximately $14.8 million) under an existing $230.0 million revolving credit facility. The purchase price for the second phase of the Stork transaction was not material.

     For more information about the Stork transaction, readers of this Form 10-Q should refer to Note 3 to the Company's 2000 Consolidated Financial Statements included as Exhibit 13 to its 2000 Annual Report on Form 10-K.

8. On May 3, 2001, the Company completed the purchase of substantially all of the international engineering and construction management business of LawGibb Group Inc. (such businesses operating under the name of "Gibb"). The total purchase price was approximately $34.5 million in cash, and was financed with a combination of internal funds and borrowings made under the Company's $230.0 million revolving credit facility. With annual revenues of approximately $100.0 million, Gibb is a leading international engineering consultancy firm, providing professional technical services in the fields of transportation, civil and structural engineering, water and wastewater, environmental and geotechnical services, infrastructure, building and building services, information technology, defense, finance, and commerce. The businesses acquired conduct operations located primarily in the U.K., southern Africa, and certain other countries located primarily in Europe.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                March 31, 2001



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


Results of Operations
---------------------

On February 23, 2001, the Company finalized the second phase of a two-part transaction to acquire the engineering and contracting business of Stork N.V., the Netherlands ("Stork"). The first phase was completed on February 16, 2000. The Company's consolidated results of operations for the first half of fiscal 2001 and 2000 are not significantly impacted by Stork's operations. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional discussion of the Stork transaction.

The Company recorded net earnings of $21.6 million, or $0.79 per diluted share, for the three months ended March 31, 2001, compared to net earnings of $18.1
million, or $0.69 per diluted share for the same period last year.   For the six
months ended March 31, 2001, the Company recorded net earnings of $41.7 million, or $1.54 per diluted share, compared to net earnings of $12.3 million, or $0.47 per diluted share, for the same period last year.

Net earnings during the first half of fiscal 2000 included a pre-tax provision for litigation settlement of $38.0 million ($23.7 million after-tax). This special, one-time pre-tax charge, consisting of the settlement amount of $35.0 million and related litigation costs of $3.0 million, resulted from an agreement with the United States Department of Justice to settle a previously disclosed whistleblower suit. The settlement was paid in March 2000 and has no continuing impact on the Company's operating results.

Excluding the after-tax impact of this special litigation charge, the Company's operations during the first half of fiscal 2000 resulted in pro forma net earnings of $36.1 million, or $1.37 per diluted share.

During the three months ended March 31, 2001, total revenues increased by $128.1 million, or 14.5%, to $1.0 billion, compared to $881.8 million for the same period in fiscal 2000. During the first half of fiscal 2001, total revenues increased by $248.2 million, or 14.7%, to $1.9 billion, compared to $1.7 billion for the first half of fiscal 2000.

Revenues from project services activities, which includes design, engineering and agency construction management services, increased by $86.0 million, or 18.3%, to $555.0 million during the second quarter of fiscal 2001, compared to $469.0 million for the same period last year. For the six months ended March 31, 2001, revenues from project services activities increased by $211.2 million, or 23.8%, to $1.1 billion, compared to $886.3 million for the same period in fiscal 2000.

Revenues from construction services increased by $47.1 million, or 19.4%, to $289.5 million during the second quarter of fiscal 2001, compared to $242.4 million for the same period last year. Revenues from construction services during the first half of fiscal 2001 increased by $39.3 million, or 8.2%, to $518.5 million, compared to $479.2 million during the same period last year.

During the second quarter of fiscal 2001, revenues from operations and maintenance ("O&M") activities decreased by $8.2 million, or 5.8%, to $133.6 million, compared to $141.8 million during the second quarter of fiscal 2000. For the six months ended March 31, 2001, revenues from O&M activities decreased by $7.7 million, or 2.9%, to $262.3 million, compared to $270.0 million for the same period in fiscal 2000.

Revenues from process, scientific and systems consulting services increased by $3.2 million, or 11.0%, to $31.8 million during the three months ended March 31, 2001, compared to $28.6 million for the same period last year. During the first half of fiscal 2001, revenues from process, scientific and systems consulting services increased by $5.3 million, or 9.6%, to $60.7 million, compared to $55.4 million for the same period last year.

As a percentage of revenues, direct costs of contracts was 88.0% and 87.9%, respectively, for the three and six months ended March 31, 2001, compared to 87.6% and 87.4% for the same periods in fiscal 2000. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various types of services provided by the Company.

Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal 2001 increased by $7.0 million, or 8.8%, to $86.3 million, compared to $79.3 million for the second quarter of fiscal 2000. For the first half of fiscal 2001, SG&A expenses increased by $12.8 million, or 8.4%, to $165.8 million, compared to $153.0 million for the same period last year. As a percentage of revenues, SG&A expenses for the three and six months ended March 31, 2001 decreased to 8.54% and 8.55%, respectively, compared to 8.99% and 9.05%, respectively, for the same period last year, reflecting the Company's continuing efforts to control costs.

During the second quarter ended March 31, 2001, the Company's operating profit (defined as revenues, less direct costs of contracts and SG&A expenses) increased by $4.9 million, or 16.3%, to $35.1 million, compared to $30.2 million during the same period last year. For the first half of fiscal 2001, the Company's operating profit increased by $8.1 million, or 13.4%, to $68.3 million, compared to $60.2 million during the same period last year. The increases in the Company's operating profit for the second quarter and first half of fiscal 2001 as compared to the same periods in fiscal 2000 were due primarily to significant increases in business volume and reduced SG&A expenses as a percentage of revenues.

During the second quarter of fiscal 2001, interest expense increased by 10.7%, or $0.3 million, to $2.9 million, compared to $2.6 million for the same period last year. For the six months ended March 31, 2001, interest expense increased by 26.0%, or $1.2 million, to $5.9 million, compared to $4.7 million for the same period last year.

Backlog Information
-------------------

The following table summarizes the Company's backlog at March 31, 2001 and 2000 (in millions):

                                           2001       2000
                                       --------   --------
  Professional technical services      $2,563.2   $1,997.7
  Total backlog                         5,880.0    4,426.6


Liquidity and Capital Resources
-------------------------------

During the six months ended March 31, 2001, the Company's cash and cash equivalents increased by $31.7 million, to $97.6 million. This compares to a net decrease of $5.6 million, to $47.8 million, during the same period in fiscal 2000. During the first half of fiscal 2001, the Company experienced net cash inflows from operating and financing activities of $29.4 million and $15.2 million, respectively, offset in part by net cash outflows from investing activities and the effect on cash of exchange rate changes, of $12.7 million and $0.3 million, respectively.

Operations resulted in net cash inflows of $29.4 million during the six months ended March 31, 2001. This compares to a net cash outflow of $16.7 million during the same period in fiscal 2000. The $46.2 million increase in cash provided by operations in the first half of fiscal 2001 as compared to the first half of fiscal 2000 was due primarily to an increase of $29.3 million in net earnings, and increases in inflows of $11.8 million and $3.4 million, respectively, relating to the timing of cash receipts and payments within the Company's working capital accounts and to deferred income taxes, respectively.

The Company's investing activities resulted in net cash outflows of $12.7 million during the six months ended March 31, 2001. This compares to net cash outflows of $45.1 million during the same period last year. The net decrease of $32.4 million in cash used for investing activities in the first half of fiscal 2001 as compared to the first half of fiscal 2000 was due primarily to decreases in cash outflows of $26.1 million and $14.6 million, respectively, relating to acquisitions of business, net of cash acquired, and to additions to property and equipment, net of disposals, partially offset by an increase of $5.0 million in other noncurrent assets.

The Company's financing activities resulted in net cash inflows of $15.2 million during the six months ended March 31, 2001. This compares to net cash inflows of $58.3 million during the six months ended March 31, 2000. The $43.1 million net decrease in cash provided by financing activities in the current period as compared to last year was due primarily to decreases of $46.4 million in long-term borrowings and $12.6 million in short-term borrowings. These reductions in borrowings were partially offset by an increase of $11.3 million in the change in other deferred liabilities, and a decrease of $4.3 million in the purchases of common stock for treasury.

The Company believes it has adequate capital resources to fund its operations for the remainder of fiscal 2001 and beyond. The Company's consolidated working capital position was $244.9 million at March 31, 2001. As discussed earlier, the Company has a long-term $230.0 million revolving credit facility against which $160.6 million was outstanding at March 31, 2001 in the form of direct borrowings. At March 31, 2001, the Company had $49.5 million available through committed short-term credit facilities, of which $20.5 million was outstanding at that date in the form of direct borrowings and letters of credit.

Under its stock repurchase program, the Company is authorized to buy-back up to
3.0 million shares of its common stock in the open market. Repurchases of common stock will be financed from existing credit facilities and available cash balances. From the program's inception in December 1999 through March 31, 2001, the Company had repurchased a total of 1,742,900 shares of its common stock at a total cost of $51.3 million. During the first half of fiscal 2001, the Company repurchased 85,800 shares of its common stock at a total cost of 3.9 million. Except for 32,000 shares of its common stock repurchased during the current quarter ending March 31, 2001, all of these treasury shares were eventually reissued for the Company's employee stock purchase and incentive stock plans.


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

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The Company's 2001 Annual Meeting of Shareholders was held at the Company's headquarters on February 13, 2001, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated January 8, 2001, copies of which have been filed with the Commission pursuant to Regulation 14A.

There were four matters voted upon by the stockholders at the Annual Meeting. Those matters were:

     1. To elect a slate of directors as nominated in the proxy statement (Peter H. Dailey, Robert C. Davidson, Jr., Robert B. Gwyn, Dr. Linda
          K. Jacobs, and Benjamin F. Montoya);
     2. To approve an amendment to the Company's 1989 Employee Stock Purchase Plan to provide for a 2,000,000 share increase in the number of shares reserved for the Plan;
     3. To approve an amendment of the Certificate of Incorporation to increase the authorized common stock to 100,000,000 shares; and,
     4. To approve the appointment of Ernst & Young LLP as independent auditors for the year ending September 30, 2001.


The results of the shareholder voting were as follows (all shares voted were voted by proxy):

                                                                  Votes Against                        Broker
                                                   Votes For        or Withheld     Abstentions     Non-votes
                                              --------------      -------------     -----------   -----------
1. Election of Directors:
   Peter H. Dailey                                23,671,521             61,720             -0-           -0-
   Robert C. Davidson, Jr.                        23,672,875             60,366             -0-           -0-
   Robert B. Gwyn                                 23,672,888             60,353             -0-           -0-
   Linda K. Jacobs                                23,673,436             59,805             -0-           -0-
   Benjamin F. Montoya, Jr.                       23,671,846             61,395             -0-           -0-

2. Approval of Amendment to the
   Company's 1989 Employee
   Stock Purchase Plan                            19,742,276          1,585,138          39,357     2,366,470

3. Approval of Amendment
   to the Certificate of
   Incorporation                                  22,096,775          1,611,420          25,046           -0-

4. Ratification of the
   Appointment of
   Ernst & Young LLP
   as independent
   auditors                                       23,710,801             13,238           9,202           -0-

The Directors who did not stand for election at the Annual Meeting and whose terms of office continued after the Annual Meeting were: Drs. Joseph J. Jacobs, James Clayburn LaForce and Dale R. Laurance; Messrs. Noel G. Watson, Richard E. Beumer, David M. Petrone and James L. Rainey, Jr.; and Ms. Linda Fayne Levinson.

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

Date:  May 14, 2001