Form 10-Q
period 2001-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2001-08-13
CIK 52988

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001
                                    -------------

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

Number of shares of common stock outstanding at August 10, 2001: 26,756,016

                         JACOBS ENGINEERING GROUP INC.

                              INDEX TO FORM 10-Q

                                                                               Page No.
---------------------------------------------------------------------------------------
Part I - Financial Information

     Item 1.   Financial Statements:
                    Condensed Consolidated Balance Sheets -
                      June 30, 2001 and September 30, 2000                            3

                    Condensed Consolidated Statements of Earnings -
                      Three and Nine Months Ended June 30, 2001 and 2000              4

                    Condensed Consolidated Statements of
                      Comprehensive Income - Three and
                      Nine Months Ended June 30, 2001 and 2000                        5

                    Condensed Consolidated Statements of Cash Flows -
                      Nine Months Ended June 30, 2001 and 2000                        6

                    Notes to Condensed Consolidated Financial Statements          7 - 9

     Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations               10 - 13

     Signatures                                                                      14

Part I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)
                                  (Unaudited)


                                                                 June 30,      September 30,
                                                                   2001            2000
                                                                ----------     -------------
ASSETS
  Current Assets:
    Cash and cash equivalents                                    $   99,931     $   65,848
    Receivables                                                     767,677        710,979
    Deferred income taxes                                            59,734         61,968
    Prepaid expenses and other                                       13,201         12,228
                                                                 ----------     ----------
     Total current assets                                           940,543        851,023
                                                                 ----------     ----------
  Property, Equipment and Improvements, Net                         148,548        150,491
                                                                 ----------     ----------
  Other Noncurrent Assets:
    Goodwill, net                                                   299,602        269,043
    Other                                                           125,106        113,819
                                                                 ----------     ----------
     Total other noncurrent assets                                  424,708        382,862
                                                                 ----------     ----------
                                                                 $1,513,799     $1,384,376
                                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                                $   13,480     $   18,460
    Accounts payable                                                198,854        224,063
    Accrued liabilities                                             349,007        274,991
    Billings in excess of costs                                     137,035        145,708
    Income taxes payable                                             20,827         20,641
                                                                 ----------     ----------
     Total current liabilities                                      719,203        683,863
                                                                 ----------     ----------
  Long-term Debt                                                    177,746        146,820
                                                                 ----------     ----------
  Other Deferred Liabilities                                         53,593         52,946
                                                                 ----------     ----------
  Minority Interests                                                  4,778          5,204
                                                                 ----------     ----------
  Commitments and Contingencies

  Stockholders' Equity:
    Capital stock:
     Preferred stock, $1 par value,
       authorized - 1,000,000 shares,
       issued and outstanding - none                                      -              -
     Common stock, $1 par value,
       authorized - 100,000,000 shares,
       26,845,501 shares issued at June 30, 2001;
       26,386,238 shares issued and outstanding at
       September 30, 2000                                            26,846         26,386
    Additional paid-in capital                                       99,494         79,352
    Retained earnings                                               449,179        400,791
    Accumulated other comprehensive loss                            (10,414)       (10,515)
                                                                 ----------     ----------
                                                                    565,105        496,014
    Unearned compensation                                            (2,218)          (471)
    Common stock in treasury, at cost (73,000 shares at
     June 30, 2001)                                                  (4,408)             -
                                                                 ----------     ----------
       Total stockholders' equity                                   558,479        495,543
                                                                 ----------     ----------
                                                                 $1,513,799     $1,384,376
                                                                 ==========     ==========

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          For the Three and Nine Months Ended June 30, 2001 and 2000
                 (In thousands, except per-share information)
                                  (Unaudited)

                                              For the Three Months           For the Nine Months
                                                 Ended June 30,                 Ended June 30,
                                            -------------------------     -------------------------
                                               2001           2000           2001           2000
                                            ----------     ----------     ----------     ----------
Revenues                                     $1,041,417     $857,828       $2,980,468     $2,548,715

Costs and Expenses:
  Direct costs of contracts                     911,956      745,931        2,616,938      2,223,599
  Selling, general and
   administrative expenses                       92,691       80,188          258,446        233,171
                                             ----------     --------       ----------     ----------

Operating Profit                                 36,770       31,709          105,084         91,945
                                             ----------     --------       ----------     ----------

Other (Expense) Income:
  Interest income                                   890        1,900            2,901          2,913
  Interest expense                               (2,797)      (3,522)          (8,705)        (8,211)
  Miscellaneous income, net                         601          473            1,791          1,643
  Provision for litigation settlement                 -            -                -        (38,000)
                                             ----------     --------       ----------     ----------
   Total other expense, net                      (1,306)      (1,149)          (4,013)       (41,655)
                                             ----------     --------       ----------     ----------

Earnings Before Taxes                            35,464       30,560          101,071         50,290

Income Tax Expense                               12,944       11,460           36,891         18,859
                                             ----------     --------       ----------     ----------

Net Earnings                                 $   22,520     $ 19,100       $   64,180     $   31,431
                                             ==========     ========       ==========     ==========

Net Earnings Per Share:
  Basic                                      $     0.84     $   0.73       $     2.42     $     1.20
  Diluted                                    $     0.82     $   0.72       $     2.36     $     1.19
                                             ==========     ========       ==========     ==========

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the Three and Nine Months Ended June 30, 2001 and 2000
                                (In thousands)
                                  (Unaudited)

                                               For the Three Months               For the Nine Months
                                                  Ended June 30,                     Ended June 30,
                                            ---------------------------        --------------------------
                                                2001           2000                2001          2000
                                            ------------   ------------        ------------   -----------
Net Earnings                                 $22,520        $19,100             $64,180        $31,431
                                             -------        -------             -------        -------

Other Comprehensive Income (Loss):
 Unrealized holding gains
  on securities                                2,275            920               2,711          5,825
 Less:  reclassification adjustment
  for gains realized in net earnings            (355)          (555)             (1,585)        (1,455)
                                             -------        -------             -------        -------

 Unrealized gains on securities, net
  of reclassification adjustment               1,920            365               1,126          4,370
 Foreign currency translation
  adjustments                                 (1,035)        (1,964)               (630)        (6,647)
                                             -------        -------             -------        -------

Other Comprehensive Income (Loss)
 Before Income Tax Expense                       885         (1,599)                496         (2,277)

Income Tax Expense Relating to Other
 Comprehensive Income (Loss)                    (697)          (137)               (395)        (1,636)
                                             -------        -------             -------        -------

Other Comprehensive Income (Loss)                188         (1,736)                101         (3,913)
                                             -------        -------             -------        -------

Total Comprehensive Income                   $22,708        $17,364             $64,281        $27,518
                                             =======        =======             =======        =======

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended June 30, 2001 and 2000
                                (In thousands)
                                  (Unaudited)

                                                          2001           2000
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net earnings                                          $ 64,180       $ 31,431
 Adjustments to reconcile net earnings
  to net cash flows from operations:
   Depreciation and amortization of property,
     equipment and improvements                          24,565         23,672
   Amortization of goodwill                               5,583          5,150
   Gains on sales of assets                              (2,489)        (3,142)
   Changes in assets and liabilities, excluding
     the effects of businesses acquired:
      Receivables                                       (20,833)       (34,096)
      Prepaid expenses and other
       current assets                                       319         (5,758)
      Accounts payable                                  (27,282)        19,108
      Accrued liabilities                                22,758         (4,075)
      Billings in excess of costs                       (10,443)        (6,523)
      Income taxes payable                                2,767          5,519
   Deferred income taxes                                  2,293            671
   Other, net                                               347            361
                                                       --------       --------
 Net cash provided by operating activities               61,765         32,318
                                                       --------       --------

Cash Flows from Investing Activities:
 Acquisitions of business, net of cash acquired         (28,605)       (26,924)
 Loans to acquisition target                                  -        (39,000)
 Additions to property and equipment, net
  of disposals                                          (19,527)       (31,934)
 Proceeds from sales of marketable securities
  and investments                                         2,536          5,253
 Purchases of marketable securities and
  investments                                            (3,588)        (2,368)
 Net (increase) in other noncurrent assets               (5,518)          (701)
                                                       --------       --------
  Net cash used for investing activities                (54,702)       (95,674)
                                                       --------       --------

Cash Flows from Financing Activities:
 Proceeds from long-term borrowings                      77,871        102,481
 Repayments of long-term borrowings                     (45,521)       (25,700)
 Net change in short-term borrowings                     (5,960)        (1,284)
 Exercises of stock options                              10,441          9,318
 Purchases of common stock for treasury                  (6,722)        (8,152)
 Change in other deferred liabilities                      (849)        (1,851)
                                                       --------       --------
  Net cash provided by financing activities              29,260         74,812
                                                       --------       --------

Effect of Exchange Rate Changes                          (2,240)        (3,018)
                                                       --------       --------
Increase in Cash and Cash Equivalents                    34,083          8,438
Cash and Cash Equivalents at Beginning of Period         65,848         53,482
                                                       --------       --------
Cash and Cash Equivalents at End of Period             $ 99,931       $ 61,920
                                                       ========       ========

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001


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

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position at June 30, 2001 and September 30, 2000, its consolidated results of operations for the three and nine months ended June 30, 2001 and 2000, its consolidated comprehensive income for the three and nine months ended June 30, 2001 and 2000, and its consolidated cash flows for the nine months ended June 30, 2001 and 2000.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.


2. Included in receivables at June 30, 2001 and September 30, 2000 were recoverable amounts under contracts in progress of $401,038,500 and $371,997,400, respectively, that represent amounts earned under contracts in progress but not billable at the respective balance sheet dates. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.


3. Property, equipment and improvements are stated at cost and consisted of the following at June 30, 2001 and September 30, 2000 (in thousands):


                                                      June 30,     September 30,
                                                         2001            2000
--------------------------------------------------------------------------------
      Land                                          $   7,948       $  11,579
      Buildings                                        53,864          59,369
      Equipment                                       221,906         201,896
      Leasehold improvements                           16,369          19,755
      Construction in progress                         19,317          11,497
                                                    ---------       ---------
                                                      319,404         304,096
       Accumulated depreciation and amortization     (170,856)       (153,605)
                                                    ---------       ---------
                                                    $ 148,548       $ 150,491
                                                    =========       =========

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001


4. Other noncurrent assets consisted of the following at June 30, 2001 and September 30, 2000 (in thousands):


                                            June 30,       September 30,
                                              2001             2000
------------------------------------------------------------------------
      Prepaid pension costs                 $ 18,298          $ 16,795
      Reimbursable pension costs               9,631            11,691
      Cash surrender value of life
        insurance policies                    40,692            35,762
      Investments                             32,074            27,496
      Notes receivable                         9,994            11,847
      Miscellaneous                           14,417            10,228
                                            --------          --------
                                            $125,106          $113,819
                                            ========          ========

5. The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):



                                       Three Months Ended      Nine Months Ended
                                            June 30,               June 30,
                                       ------------------      -----------------
                                        2001       2000          2001      2000
                                      --------   --------      -------   -------
 Weighted average shares
  outstanding (denominator
  used to compute basic EPS)           26,739     26,219        26,558    26,142
 Effect of employee and outside
  director stock options                  715        256           639       241
                                       ------     ------        ------    ------
 Denominator used to compute
  diluted EPS                          27,454     26,475        27,197    26,383
                                       ======     ======        ======    ======

6. During the nine months ended June 30, 2001 and 2000, the Company made cash payments of approximately $8,645,400 and $8,844,700, respectively, for interest and $31,393,000 and $17,715,100, respectively, for income taxes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

7. On May 3, 2001, the Company completed the purchase of substantially all of the international engineering and construction management business of LawGibb Group Inc. (the "GIBB" businesses). The total purchase price was approximately $34.5 million in cash, and was financed with a combination of internal funds and borrowings made under the Company's $230.0 million revolving credit facility. With annual revenues of approximately $100.0 million, GIBB is a leading international engineering consultancy firm, providing professional technical services in the fields of transportation, civil and structural engineering, water and wastewater, environmental and geotechnical services, infrastructure, building and building services, information technology, defense, finance, and commerce. The businesses acquired conduct operations located primarily in the U.K., southern Africa, and certain other countries located primarily in Europe. The GIBB transaction was also accounted for as a purchase. Accordingly, the Company's consolidated results of operations include the results of GIBB since the date of acquisition. The purchase price allocation, which may be adjusted further, resulted in goodwill of approximately $28.0 million, which is being amortized over 40 years using the straight-line method.

     On February 23, 2001, the Company finalized the second phase of the two-part transaction to acquire the engineering and contracting business of Stork N.V., the Netherlands ("Stork"). The first phase was completed in February 2000 and included Stork's operations in Belgium, Germany, Southeast Asia and certain offices in the Netherlands. The second phase involved the balance of Stork's engineering and construction management operations in the Netherlands and the Middle East. The second phase of the transaction was accounted for as a purchase. Accordingly, the Company's consolidated results of operations include the results of the second phase of Stork since the date of acquisition. The purchase price paid for the second phase of Stork has been allocated to the assets and liabilities acquired based on their fair values. The purchase price allocation, which may be adjusted further, resulted in goodwill of approximately $11.0 million, which is being amortized over 40 years using the straight-line method.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                                 June 30, 2001


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference from pages E-5 through E-12 of Exhibit 13 to the Company's 2000 Annual Report on Form 10-K).


Results of Operations
----------------------

On May 3, 2001, the Company completed the purchase of substantially all of the international engineering and construction management business of LawGibb Group Inc. (the "GIBB" businesses). The total purchase price was $34.5 million in cash, and was financed with a combination of internal funds and borrowings made under the Company's $230.0 million revolving credit facility. The Company's consolidated results of operations for the third quarter of fiscal 2001 are not significantly impacted by GIBB's operations. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional discussion of the GIBB transaction.

On February 23, 2001, the Company finalized the second phase of a two-part transaction to acquire the engineering and contracting business of Stork N.V., the Netherlands ("Stork"). The first phase was completed in February 2000. The Company's consolidated results of operations for the first nine months of fiscal 2001 and 2000 are not significantly impacted by Stork's operations. See
Note 7 of the Notes to Condensed Consolidated Financial Statements for additional discussion of the Stork transaction.

The Company recorded net earnings of $22.5 million, or $0.82 per diluted share, for the three months ended June 30, 2001, compared to net earnings of $19.1
million, or $0.72 per diluted share for the same period last year.   For the
nine months ended June 30, 2001, the Company recorded net earnings of $64.2 million, or $2.36 per diluted share, compared to net earnings of $31.4 million, or $1.19 per diluted share, for the same period last year.

Net earnings during the first nine months of fiscal 2000 included a pre-tax provision for litigation settlement of $38.0 million ($23.7 million after-tax). This special, one-time pre-tax charge, consisting of the settlement amount of $35.0 million and related litigation costs of $3.0 million, resulted from an agreement with the United States Department of Justice to settle a previously disclosed whistleblower suit. The settlement was paid in March 2000 and has no continuing impact on the Company's operating results.

Excluding the after-tax impact of this special litigation charge, the Company's operations during the first nine months of fiscal 2000 resulted in pro forma net earnings of $55.2 million, or $2.09 per diluted share.

During the three months ended June 30, 2001, total revenues increased by $183.6 million, or 21.4%, to $1.0 billion, compared to $857.8 million for the same period in fiscal 2000. During the nine months ended June 30, 2001, total revenues increased by $431.8 million, or 16.9%, to $3.0 billion, compared to $2.5 billion for the same period in fiscal 2000.

Revenues from project services activities, which includes design, engineering and agency construction management services, increased by $162.4 million, or 33.9%, to $641.2 million during the third quarter of fiscal 2001, compared to $478.8 million for the same period last year. For the nine months ended June 30, 2001, revenues from project services activities increased by $373.6 million, or 27.4%, to $1.7 billion, compared to $1.4 billion for the same period in fiscal 2000.

Revenues from construction services increased by $25.7 million, or 12.0%, to $240.8 million during the third quarter of fiscal 2001, compared to $215.1 million for the same period last year. Revenues from construction services during the first nine months of fiscal 2001 increased by $65.1 million, or 9.4%, to $759.3 million, compared to $694.2 million during the same period last year.

During the third quarter of fiscal 2001, revenues from operations and maintenance ("O&M") activities decreased by $8.1 million, or 6.1%, to $125.2 million, compared to $133.3 million during the third quarter of fiscal 2000.
For the nine months ended June 30, 2001, revenues from O&M activities decreased by $15.8 million, or 3.9%, to $387.5 million, compared to $403.3 million for the same period in fiscal 2000.

Revenues from process, scientific and systems consulting services increased by $3.5 million, or 11.4%, to $34.2 million during the three months ended June 30,
2001, compared to $30.7 million for the same period last year.   During the nine
months ended June 30, 2001, revenues from process, scientific and systems consulting services increased by $8.8 million, or 10.2%, to $94.9 million, compared to $86.1 million for the same period last year.

As a percentage of revenues, direct costs of contracts was 87.6% and 87.8%, respectively, for the three and nine months ended June 30, 2001, compared to 87.0% and 87.2% for the same periods in fiscal 2000. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various types of services provided by the Company.

Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 2001 increased by $12.5 million, or 15.6%, to $92.7 million, compared to $80.2 million for the third quarter of fiscal 2000. For the nine months ended June 30, 2001, SG&A expenses increased by $25.2 million, or 10.8%, to $258.4 million, compared to $233.2 million for the same period last year. As a percentage of revenues, SG&A expenses for the three and nine months ended June 30, 2001 decreased to 8.9% and 8.7%, respectively, compared to 9.4% and 9.2%, respectively, for the same periods last year, reflecting the Company's continuing efforts to control costs.

During the third quarter ended June 30, 2001, the Company's operating profit (defined as revenues, less direct costs of contracts and SG&A expenses) increased by $5.1 million, or 16.0%, to $36.8 million, compared to $31.7 million during the same period last year. For the first nine months of fiscal 2001, the Company's operating profit increased by $13.2 million, or 14.3%, to $105.1 million, compared to $91.9 million during the same period last year. The increases in the Company's operating profit for the third quarter and first nine months of fiscal 2001 as compared to the same periods in fiscal 2000 were due primarily to significant increases in business volume and reduced SG&A expenses as a percentage of revenues.

During the third quarter of fiscal 2001, interest expense decreased by 20.6%, or $0.7 million, to $2.8 million, compared to $3.5 million for the same period last year. For the nine months ended June 30, 2001, interest expense increased by 6.0%, or $0.5 million, to $8.7 million, compared to $8.2 million for the same period last year.

Backlog Information
-------------------

The following table summarizes the Company's backlog at June 30, 2001 and 2000 (in millions):


                                              2001           2000
                                            --------       --------
  Professional technical services           $2,612.5       $2,191.6
  Total backlog                              5,909.8        4,768.4


Liquidity and Capital Resources
-------------------------------

During the nine months ended June 30, 2001, the Company's cash and cash equivalents increased by $34.1 million, to $99.9 million. This compares to a net increase of $8.4 million, to $61.9 million, during the same period in fiscal 2000. During the first nine months of fiscal 2001, the Company experienced net cash inflows from operating and financing activities of $61.8 million and $29.3 million, respectively, offset in part by net cash outflows from investing activities and the effect on cash of exchange rate changes, of $54.7 million and $2.2 million, respectively.

Operations resulted in net cash inflows of $61.8 million during the nine months ended June 30, 2001. This compares to a net cash inflow of $32.3 million during the same period in fiscal 2000. The $29.5 million increase in cash provided by operations in the first nine months of fiscal 2001 as compared to the same period in fiscal 2000 was due primarily to an increase of $32.7 million in net earnings.

The Company's investing activities resulted in net cash outflows of $54.7 million during the nine months ended June 30, 2001. This compares to net cash outflows of $95.7 million during the same period last year. The net decrease of $41.0 million in cash used for investing activities in the first nine months of fiscal 2001 as compared to the same period in fiscal 2000 was due primarily to a decrease in cash outflows of $39.0 million relating to loans to acquisition target. During the third quarter of fiscal 2000, the Company had advanced $39.0 million to Stone & Webster Inc. for working capital. In the fourth quarter of fiscal 2000, the Company terminated its definitive asset purchase agreement with Stone & Webster Inc., and was repaid the $39.0 million it had advanced.

The Company's financing activities resulted in net cash inflows of $29.3 million during the nine months ended June 30, 2001. This compares to net cash inflows of $74.8 million during the nine months ended June 30, 2000. The $45.5 million net decrease in cash provided by financing activities in the current period as compared to last year was due primarily to decreases of $44.4 million in long-term borrowings, net of repayments.

The Company believes it has adequate capital resources to fund its operations for the remainder of fiscal 2001 and beyond. The Company's consolidated working capital position was $221.3 million at June 30, 2001. As discussed earlier, the Company has a long-term $230.0 million revolving credit facility against which $177.7 million was outstanding at June 30, 2001 in the form of direct borrowings. At June 30, 2001, the Company had $49.5 million available through committed short-term credit facilities, of which $30.6 million was outstanding at that date in the form of direct borrowings and letters of credit.

Under its stock repurchase program, the Company is authorized to buy-back up to
3.0 million shares of its common stock in the open market. Repurchases of common stock will be financed from existing credit facilities and available cash balances. From the program's inception in July 1996 through June 30, 2001, the Company had repurchased a total of 1,785,900 shares of its common stock at a total cost of $54.1 million. During the nine months ended June 30, 2001, the Company repurchased 128,800 shares of its common stock at a total cost of $6.7 million. Except for 73,000 shares of its common stock repurchased during the second and third quarters of fiscal 2001, all of these treasury shares were eventually reissued for the Company's employee stock purchase and incentive stock plans.


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


JACOBS ENGINEERING GROUP INC.
-----------------------------
   (Registrant)



By:


s/n John W. Prosser, Jr.
----------------------------------
John W. Prosser, Jr.
Senior Vice President, Finance
and Administration and Treasurer

Date:  August 13, 2001