Form 10-K
period 2001-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2001-12-21
CIK 52988

                                                                            2001
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2001

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

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $1,621,922,000 as of December 20, 2001, based upon the last reported sales price on the New York Stock Exchange. For this purpose, the Registrant considers Dr. Joseph J. Jacobs to be its only affiliate.

As of December 20, 2001, the Registrant had outstanding 26,900,429 shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with its 2002 Annual Meeting of Shareholders (Part II and Part III).

================================================================================

                                     PART I

Item 1.         BUSINESS

General
-------
         Jacobs Engineering Group Inc. was incorporated under the laws of the State of Delaware on January 8, 1987. On March 4, 1987, it succeeded by merger to the business and assets of Jacobs Engineering Group Inc., a California corporation that in 1974 had succeeded to a business organized originally by Dr. Joseph J. Jacobs in 1947. Unless the context otherwise requires, all references herein to "Jacobs" or the "Registrant" are to Jacobs Engineering Group Inc. and its predecessors, and references to the "Company", "we", "us" or "our" are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries. The Registrant's common stock has been publicly held since 1970 and is currently listed on the New York Stock Exchange.

         The Company is one of the largest professional services firms in the United States. Our business is focused exclusively on providing a broad range of technical professional services to a large number of industrial, commercial and governmental clients around the world. The types of technical professional services we provide to our clients include project services; process, scientific and systems consulting services; operations and maintenance services; and construction services. We provide these services through offices and subsidiaries located in the United States, Europe, Asia, Mexico, Chile and Australia.

         We concentrate our services on selected industry groups and markets including chemicals and polymers; buildings (which includes projects in the fields of health care and education, as well as commercial, civic and governmental buildings); federal programs; pharmaceuticals and biotechnology; exploration, production and refining; infrastructure; technology and manufacturing; and pulp and paper, among others.

         Over the past several years, we have grown our business through both internal initiatives and strategic mergers and acquisitions. These mergers and acquisitions have allowed us to (i) expand or enhance the range of services we provide our clients; (ii) expand our client base; and (iii) provide access to new geographic areas. A discussion of some of the more recent mergers and acquisitions follows:

         . In May 2001, we completed the purchase of substantially all of the international engineering and construction management business of LawGibb Group Inc. (the "GIBB" businesses). Headquartered in the United Kingdom, GIBB is a leading international engineering consultancy firm, providing technical professional services in the fields of transportation, civil and structural engineering, water and wastewater, environmental and geotechnical services, infrastructure, building and building services, information technology, defense, finance, and commerce. The businesses acquired have approximately 900 employees conducting operations located primarily in the United Kingdom, southern Africa, and certain other countries located primarily in Europe.

         . In February 2001, we finalized the second phase of a two-part transaction to acquire all of the engineering and contracting business of Stork N.V., the Netherlands ("Stork"). The first phase ("Stork Phase I") was completed in February 2000. The Stork Phase I entities employ approximately 1,500 technical professional staff in offices located principally in Belgium, Germany, Southeast Asia and certain locations in the Netherlands. The second phase ("Stork Phase II") involved the balance of Stork's engineering and construction management operations in the Netherlands and the Middle East. The Stork Phase II entities employ approximately 540 technical professional staff. Stork, which is headquartered in Leiden, the Netherlands, provides a broad range of engineering and construction management services to clients in the refining, chemicals, basic resources and facilities industries, among others.

         . In fiscal 1999, we completed our merger with the Sverdrup Corporation ("Sverdrup"). As a result of this transaction, Sverdrup, which is headquartered in St. Louis, Missouri, became a wholly-owned subsidiary of Jacobs. Sverdrup provides engineering, architecture, construction and scientific services for the development, design, construction and operation of buildings, infrastructure projects and advanced technical systems for public and private sector clients in the United States and internationally. At the time of the merger, Sverdrup employed more than 5,600 people in offices located throughout the United States, and in selected countries abroad. The Sverdrup transaction expanded our business opportunities in several key markets, added professional staff, as well as presence in new geographies. It also added civil and defense capabilities to the Company's range of professional services.

         . In fiscal 1997, we acquired the Serete Group of companies. The acquisition of the Serete Group, which is headquartered in Paris, France, provided us with an established business presence in France, Spain and Italy. The acquisition added professional staff, and enhanced our existing engineering capabilities. This transaction also expanded our client base in several key market groups.

          . Also in fiscal 1997, the Company increased its ownership interest and became the majority owner of Humphreys & Glasgow Consultants Limited, which is headquartered in Mumbai, India. Through Humphreys & Glasgow Consultants Limited, we gained access to the Southern Asia market, expanded our client base and added professional staff to the organization.

         In addition to the particular advantages described above, these mergers and acquisitions have allowed us to grow our relationships with our major clients. By expanding into new geographic areas, and by adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical professional services to our major clients.

Services Provided
-----------------
         As discussed above, our business is to provide technical professional services. The services we provide can be generally classified into four broad categories: project services (which includes engineering, design, architectural and other related services); process, scientific and systems consulting services; operations and maintenance ("O&M") services; and construction services. The scope of services we can provide our clients, therefore, range from consulting services, which are often required by clients in the very early stages of a project, to complete, single-responsibility, design-build-operate contracts.

         The following table sets forth the revenues of the Company from each of its four service categories for each of the five fiscal years ended September 30 (in thousands of dollars):


                                    2001             2000               1999            1998               1997
                             ---------------   ---------------   ---------------  ---------------   ---------------
Project Services             $     2,340,304   $     1,809,309   $     1,318,027  $       861,608   $       734,619
Process, Scientific and
    Systems Consulting               133,639           118,232            87,990           11,163            11,587
Operations and
    Maintenance                      505,423           521,609           474,511          266,798           264,622
Construction                         977,627           969,792           994,479          961,576           769,788
                             ---------------   ---------------   ---------------  ---------------   ---------------
                             $     3,956,993   $     3,418,942   $     2,875,007  $     2,101,145   $     1,780,616
                             ===============   ===============   ===============  ===============   ===============

         Project Services
         ----------------
         We employ all of the engineering and related disciplines needed to design and engineer modern process plants (including projects for clients in the chemicals and polymers, pharmaceuticals and biotechnology, oil & gas, refining, food and consumer products, and the basic resources industries); industrial and commercial buildings (including facilities in the health care, education and criminal justice markets, as well as commercial buildings for clients in the private sector); infrastructure projects (including highways, roads, bridges and other transportation facilities); technology and manufacturing facilities (for clients in the semiconductor, electronics, automotive, aerospace and defense industries); pulp and paper plants; and other facilities. We also employ many of the requisite scientific, technical and program management capabilities necessary to provide program integration, testing and evaluation services for clients in the defense and aerospace industries and in support of environmental programs primarily for agencies of the U.S. federal government.

         Also included in the category of "Project Services" are construction management services, as well as all of the related support services necessary for the proper and effective delivery of the Company's engineering and other home-office services (among these are cost engineering, planning, scheduling, procurement, estimating, project accounting, and quality and safety). In the area of construction management, we provide our clients with a wide range of services as an agent for our clients. We may act as the program director, whereby we oversee, on behalf of the owner of the project, the complete planning, design and construction phases of the project, or, our services may be limited to providing construction consulting.

         Process, Scientific and Systems Consulting
         ------------------------------------------
         We employ all of the professional and technical expertise necessary to provide a broad range of consulting services, including: performing pricing studies, market analyses and financial projections necessary in determining the feasibility of a project; performing gasoline reformulation modeling; analyzing and evaluating layout and mechanical designs for complex processing plants; analyzing automation and control systems; analyzing, designing and executing biocontainment strategies; developing and performing process protocols in respect of Federal Drug Administration mandated qualification/validation requirements; and performing geological and metallurgical studies.

         Also included in "Process, Scientific and Systems Consulting" are the professional and program management services required in order to assist clients (for example, the U.S. federal government and its agencies) in a wide range of defense and aerospace related programs. Such services typically are more technical and scientific in nature than are other project services provided by the Company, and may involve such tasks as supporting the development and testing of conventional weapons systems; weapons modeling and simulations; computer systems development, maintenance and support; evaluations and testing of mission-critical control systems; and other, highly technical programs and tasks.

         Operations & Maintenance ("O&M")
         -------------------------------
         O&M activities generally refer to all of the tasks required to operate and maintain large, complex facilities on behalf of clients. In such situations, we typically provide key management and support services over all of the facility's operations, including subcontractors and other on-site personnel. Within the environmental area, O&M activities often include engineering and technical support services, as well as program management services necessary to remediate contaminated sites. Within the aerospace and defense areas, O&M activities often require us to provide all of the management and technical support services necessary to operate and maintain engine test facilities, weapons integration and high-tech simulation and verification centers. Such O&M contracts also frequently require us to provide facilities management and maintenance services, utilities operations and maintenance services, property management and disposition and construction support services.

        Also included in this category are plant maintenance services. Plant maintenance services generally involve all of the tasks required to keep a plant (typically a refinery or chemical plant) in day-to-day operation, including the repair and replacement of pumps, piping, heat exchangers and other equipment. It also includes "turnaround" work, which involves major refurbishment which can only be performed when the plant is shut down. Since shutdowns are expensive to the owners of the plant, turnaround work will often require maximizing the number of skilled craft personnel that can work efficiently on a project on a 24 hours per day, seven days per week basis. We utilize sophisticated computer scheduling and programming to complete turnaround projects quickly, and we maintain contact with a large pool of skilled craft personnel we can hire as needed on maintenance and turnaround projects.

        Although the gross profit margins that can be realized from O&M services are generally lower than those associated with the other services we provide, the costs to support maintenance activities are also generally lower. Furthermore, since O&M contracts are normally cost-reimbursable in nature, they present less financial risk to the Company. Additionally, although engineering and construction projects may be of a short-term nature, O&M services often result in long-term relationships with clients. For example, the Company has been providing maintenance services at several major process plants for over 30 years. This aspect of maintenance services greatly reduces the selling costs in respect of such services.

         Construction
         ------------
         We provide traditional field construction services to private and public sector clients in virtually all of the industries to which we provide project services. We can also provide our clients with Advanced Construction Technology ("ACT(R)"). ACT(R) is an advanced form of off-site engineering and design, fabrication, assembly and field erection. ACT(R) provides clients with an alternative approach to traditional methods of engineering and construction, which can compress and shorten the construction schedule, as well as help to reduce costs. In the environmental area, recent contract awards from clients in the public sector require us to perform environmental remedial construction services.

         Historically, the Company's field construction activities have been focused primarily on those construction projects for which we performed the related engineering and design work. By focusing our construction efforts on such projects, we seek to avoid the risk of constructing complex plants and facilities based on designs prepared by third parties. The financial risk to the Company of constructing complex plants and facilities based on designs prepared by third parties may be particularly significant on fixed-price contracts.

         We actively market all of our services to clients for projects where the scope of services required is within our fields of expertise. We believe that by integrating and bundling our services (i.e., providing design, engineering and construction services on the same project), we can price our services more competitively and can enhance the overall contract profitability. We also believe that clients benefit from such an approach because they can look to the Company as a single-source provider of design/build services. However, we will continue to pursue construction-only projects where we can negotiate pricing and other contract terms we find acceptable.

Industry Groups and Markets
---------------------------
         We focus our services to clients that operate in the following industry groups and markets: chemicals and polymers; buildings; U.S. federal programs; pharmaceuticals and biotechnology; exploration, production and refining; infrastructure; technology and manufacturing; and pulp and paper, among others. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources which help to mitigate the negative effects of a downturn in a single industry.

         The following table sets forth the revenues of the Company from each of these industry groups and markets for each of the five fiscal years ended September 30 (in thousands of dollars):


                                   2001              2000               1999            1998               1997
                           ---------------   ---------------   ---------------  ---------------   ---------------
Chemicals and
    Polymers               $       653,573   $       693,034   $       796,501  $       785,727   $       490,347
Federal Programs                   732,362           614,048           481,302          169,474           201,643
Buildings                          457,488           539,691           454,589          314,293           169,286
Pharmaceuticals and
    Biotechnology                  715,407           481,947           373,520          211,501           140,545
Oil & Gas, and Refining            451,103           280,942           243,311          255,579           248,799
Infrastructure                     246,420           238,278           218,828           11,278            11,748
Technology and
    Manufacturing                  332,995           213,557           173,023          128,501           335,627
Pulp and Paper                     182,456           254,861            99,189          191,595           154,135
Other                              185,189           102,584            34,744           33,197            28,486
                           ---------------   ---------------   ---------------  ---------------   ---------------
                           $     3,956,993   $     3,418,942   $     2,875,007  $     2,101,145   $     1,780,616
                           ===============   ===============   ===============  ===============   ===============

         Chemicals and Polymers
         ----------------------
         The Company has always considered the chemicals and polymers industries an important part of its overall business activities and growth. Revenues from this industry group have consistently accounted for a significant share of each year's total revenues. Historically, whenever we have sought to expand our business, the impact of such expansion on our chemicals business has always been a key consideration. The Company's first office outside the United States was opened in support of a bulk-chemical project for a large, U.S. company seeking to expand its operations internationally.

         Currently, the Company furnishes its full line of services to its clients operating in the chemicals industries. We believe our unique relationship-based approach to project execution and business development has helped us develop long-term alliance agreements with several of the industry's leading manufacturers as their full service provider of technical professional services. In such alliance arrangements, we contract with the client to perform a wide range of services. Projects can range from providing on-site engineering services, to completion of an entire capital improvement program. Occasionally, a small initial evaluation of a potential chemical market, or facility analysis performed for a client, expands to include fully-integrated engineering, procurement, construction and construction management services. We are continually expanding our presence globally to better meet the needs of our clients as they increase their operations internationally.

         We have provided technical, financial, marketing and business consulting services to many of our clients in this industry group. We have assisted our clients with their merger and acquisition due diligence activities. We have also performed feasibility studies, provided preliminary and detailed design and engineering services, as well as construction, and construction management services for our chemicals industry clients. Typical projects range from various basic, intermediate and polymer chemicals, to low-pressure, multi-product processes for the production of fine and specialty chemicals. We have also completed projects dealing with the modernization and upgrading of polyethylene and liquid polymer production facilities. We believe we have extensive knowledge of, and experience with, advanced polymerization reactions and state-of-the-art, post-reactor processing techniques, as well as many other specialty chemicals.

         Another important aspect of the Company's service to its clients in the chemicals and polymers industries is in the area of contract maintenance. We have contracts with major chemical producers worldwide to provide on-site maintenance and turnaround activities. Many of these contracts are evergreen in nature and tend to be extended over many years.

         Federal Programs
         -----------------
         The Company's Federal Programs can generally be categorized as relating to either environmental programs, or defense and aerospace programs.

                 Environmental
                 -------------

         We believe we are one of the leading providers of environmental engineering and consulting services in the United States and abroad, including hazardous waste management and site cleanup and closure. Many of our projects for the U.S. federal government span several years. The Company's projects within this market generally relate to all major federal and state environmental statutes with particular emphasis on the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund") and the Resource Conservation and Recovery Act ("RCRA"). We are currently providing environmental investigation, restoration, engineering, construction and site operations and maintenance services to a number of U.S. federal government agencies, including the U.S. Department of Energy ("DOE") and the U.S. Department of Defense ("DOD").

         As part of our environmental restoration work, we provide support in such areas as underground storage tank (UST) removal, contaminated soil and water remediation, and long-term groundwater monitoring. We also design, build, install, operate and maintain various types of soil and groundwater cleanup systems at multiple project locations across the United States and its territories for the U.S. Army Corps of Engineers and the U.S. Air Force Center for Environmental Excellence. Typical projects also include the preparation of feasibility studies and performance of remedial investigations, engineering, design and remediation services on several national programs.

         We provide a full range of environmental consulting services including air quality planning and permitting, water quality compliance, environmental conservation studies, pollution prevention assessments, and compliance with the National Environmental Policy Act ("NEPA"). This work is being performed at many locations worldwide.

         Demand for the Company's services in this area is strongly affected by the level of enforcement of environmental laws and regulations, and the spending patterns of public and private clients.

         As part of our support to our major clients, we provide asset management services in the form of infrastructure operations and maintenance. This is an integral part of the services to the Department of Energy at the Oak Ridge National Laboratory and at the Rocky Flats Environmental Technology Site. "Asset management" also includes building closures which involve deactivation, decommissioning and demolition of government facilities.

                 Defense and Aerospace
                 ---------------------
         We provide a wide range of professional services to clients for a variety of defense and aerospace facilities and systems, including wind tunnels, turbine and rocket engine test facilities, and launch facilities, as well as computer-based simulation and other systems. We operate and maintain ground mobile weapon system test facilities, multi-media laboratories, and artillery test ranges. We also operate and maintain aerodynamic, propulsion, and space facilities and systems for government clients at more than a dozen test centers across the continental United States.

         We have been a provider of technical services to the DOD for more than 50 years, and currently support defense programs in dozens of locations, both within the United States and internationally. In addition to operating and maintaining several DOD test centers, our support includes services such as aerodynamic testing of next-generation fighter aircraft; propulsion testing for space programs; launch support services for Titan, Atlas, and Delta rockets and payloads; and acquisition support to weapons systems such as air-to-air missile systems and precision guided, smart weapons used for various high-value targets. We also support the acquisition and development of Special Operation Forces ("SOF") systems and equipment, as well as nuclear, biological, chemical ("NBC") detection and protection systems. We also support the DOD in a number of information technology programs, including networks, command and control technology, intelligence, and information warfare.

         In addition to the services described above, we provide technical assistance and program management support at several NASA facilities. We provide O&M services for these facilities, including support of tests of spacecraft and aeronautical systems; aerodynamic test facilities and systems; biological and life sciences experiments; and aircraft for research and development missions. We provide a broad range of engineering, science, and technical support services to four NASA centers, representing support to virtually every major space program - including the International Space Station and preparation for inter-planetary missions, as well as protein crystal growth research needed to develop new drugs and vaccines.

         Buildings
         ---------
         Buildings generally refers to the Company's full range of design and construction activities relating to institutional, government, corporate and commercial buildings and other specialized structures. We believe we are one of the leading providers of architectural, engineering and construction management services for buildings projects throughout the United States and in many parts of Europe.

         We have focused our efforts and resources in major growth markets we believe are being driven by strong demographic trends and capital spending initiatives. Typical projects include: large, multi-year federal building programs; major K-12 (kindergarten through high school) capital improvement programs; federal, state and local courts and correctional facilities; health and research facilities, including projects at many of the country's leading medical research centers; and aviation facilities at many of the nation's largest airports. We also provide design and construction-related services for higher education facilities, office complexes, corporate buildings, municipal and civic facilities, shopping and commercial centers, leisure parks and recreation complexes. We serve a diversified client base encompassing both public and private sector clients.

         We provide and/or manage a full range of planning, architectural, engineering, design, construction, construction management and/or total program management services for a variety of unique and technically complex buildings and complexes. We provide our services on projects that emphasize both new construction as well as those involving expansion, renovation and refurbishment of existing facilities.

         Of significance is the Company's growing success in applying its diversified, in-house technical skill base to clients requiring complete program management in both the private and public sectors. These contracts typically involve providing technical professional services over multiple years to many clients with whom the Company has long-standing relationships and tenure of successful service. For larger programs, we sometimes team with other companies in the execution of the program. We also provide "resourcing" services for which the Company (often through joint ventures with third parties) assumes full responsibility for the ongoing operations and maintenance of entire commercial or industrial complexes on behalf of the client.

         Pharmaceuticals and Biotechnology
         ---------------------------------
         We furnish our full line of services to our clients in the pharmaceutical and biotechnology industries. The scope of services we provide to clients in these markets includes master planning, programming, feasibility studies, engineering, preliminary and detailed design, procurement, construction, construction management, commissioning and start-up, validation, and maintenance. Accordingly, we are fully capable of executing the industry's largest capital programs on a single-responsibility basis.

         Typical projects for clients in these industries include laboratories, research and development facilities, pilot plants, bulk active pharmaceutical ingredient production facilities, full-scale biotechnology production facilities, and secondary manufacturing facilities. Regulatory considerations on these projects include current Good Laboratory Practices ("cGLP") and current Good Manufacturing Practices ("cGMP").

In addition, state-of-the-art technology and know-how are critical to our clients. Such technology and know-how encompasses containment, barrier technology, locally controlled environments, process and building systems automation, and off-the-site design and fabrication of process and building modules.

     As the worldwide market demand for ethical and over-the-counter products continues to grow, pressure increases on companies within the pharmaceutical industry to decrease product time to market, reduce costs and increase return on investment. Accordingly, the scope of services we provide our clients in this industry has expanded over the years to include assisting them in delivering capital projects sooner, and more efficiently. The Company has local, cost effective technical professional resources in areas of major pharmaceutical and biotechnology concentration, and provides single-point EPCMV (engineering, procurement, construction management, and validation) project delivery. We continue to enhance our 3-D design capabilities, as well as other technological aspects of our EPCMV services, in order to better serve our clients, and to ensure that projects transition from their conceptual design phase through engineering, construction, start-up and commissioning, and validation phases as economically and efficiently as possible.

     We have also established formal alliances with numerous clients in the pharmaceutical and biotechnology industry.

     Oil & Gas, and Refining
     -----------------------

     We provide our full line of traditional engineering, design and construction services to our clients in the exploration, production and refining industries. Typical projects in this area include new design and construction, revamps or expansions of existing plants, upgrades of individual process units within refineries, and maintenance services. We also provide a broad range of consulting services to our clients, including process assessments, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services. Although the Company's hydrocarbon-oriented revenues historically have related primarily to projects associated with petroleum refining and the processes and technologies required for the conversion of crude oil and gas into petroleum fuels, chemical feedstocks and lubricants, more recent contract awards have also included services to pipeline companies and companies in businesses upstream of refiners.

     The volume of business activity in this market group is often influenced by government regulations. We believe several specific regulations are providing momentum for project services by the Company to the refining industry. The requirement for lower sulfur fuels has been seen in numerous awards for Tier II gasoline and Ultra Low Sulfur Diesel projects. Additionally, consent decrees between the U.S. Environmental Protection Agency and various refining companies are resulting in additional project services work for us, particularly for nitrous oxide (NOx) emission reductions. We believe the finalized European clean fuels specifications for 2005 will provide additional opportunity for the Company in its European operations. The Company is actively involved in such regulatory based projects.

     We have also utilized our ACT(R) (our modular construction capabilities) on a number of projects in the refining and petroleum industry. In the U.S. and European refining markets, many projects involve the revamp of existing processing units, or the addition of new processes to an existing refinery. As a result of the close proximity of processing units in these refineries, we believe the use of off-site construction can decrease congestion at the construction site. We also believe that modular construction can offer cost and project execution benefits in remote locations.

     Like the chemicals industry, we provide a significant amount of maintenance services to our clients in the refining industry. Also like the chemicals industry, we have established a number of formal alliances with various clients in the refining industry. Some of these alliances have been both national and international in scope.

     Infrastructure
     --------------

     We provide a broad range of planning, design, consulting, engineering, construction and construction management services to our clients engaged in civil construction projects throughout the United States, as well as in selected countries overseas.

     Transportation infrastructure development and rehabilitation have been a mainstay of the Company's infrastructure business for many years. By integrating a broad range of professional disciplines, we now provide comprehensive planning, engineering, construction and program management services for transportation facilities and systems. Interdisciplinary teams work independently, or as an extension of agency staff, on highway, bridge, transit, tunnel, airport, railroad, intermodal facility, and lock and dam projects. Representative clients include state departments of transportation and district agencies, the U.S. Army Corps of Engineers, branches of the U.S. military, and private industry freight transport firms.

     Contributing to the growth in this market is the Transportation Equity Act for the 21st Century ("TEA-21"). Providing $218 billion in funding, TEA-21 is a large, U.S. federal commitment to improving transportation infrastructure, and allows considerable flexibility by state and local governments in selecting projects. The Company's "concept through completion" approach to infrastructure projects provides complete location selection, condition assessment, environmental analyses, preliminary design, documentation, final design, detailed construction planning, management, public involvement, resident engineering and maintenance engineering management services to agencies utilizing TEA-21 funding. Although TEA-21 will expire at the end of fiscal 2002, hearings are currently under way to establish the next reauthorization.

     As public pressure grows to accelerate the rehabilitation or expansion of aging infrastructure, we are providing a wide range of project delivery techniques as an alternate to the traditional design-bid-build process. An increasing number of clients are using design-build as a means to accelerate project completion, and we are involved in a number of large highway, bridge, transit, and water projects throughout the United States. Public clients are also utilizing program management contracts as a means to increase their capacity to deliver major projects, and the Company has won several large projects such as the Detroit Wastewater Treatment Expansion project and the St. Louis MSD project.

     The events of September 11, 2001 have caused our clients to re-focus on security and the protection of public assets. As a result, we are providing security assessment and implementation services to clients, including threat assessments, risk assessments and vulnerability analyses, blast assessment and hardening design, and chemical/biological agent detection, along with physical security.

     Our services in the area of water resources have helped public and private sector clients develop and rehabilitate critical water resource systems. Integrating water, wastewater, air quality, and hazardous waste remediation experience provides these clients with the comprehensive expertise needed to deliver complex projects. We provide planning, design, design-build, and program and construction management services to a diverse market, including regional wastewater treatment agencies, manufacturers and power generators, local water suppliers, and military facilities. New state and federal government regulations and funding authorizations under the Safe Drinking Water Act continue to influence the environmental market. We are developing water/wastewater conveyance systems and water resources management projects as two new specialty markets. We have developed micro-tunneling as a primary service and have successfully applied this specialized process to projects including water distribution systems and pipelines.

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

     We believe that opportunities for construction-management and design-build projects will continue to grow as these project delivery methods gain acceptance in the public sector. Recent projects include program management/construction management for rehabilitation and upgrade of the Hartsfield International Airport in Atlanta, Georgia, program management for the St. Louis Metropolitan Sewer District expansion, and construction management for the Los Angeles International Airport.

     Technology and Manufacturing
     ----------------------------

     We provide a broad range of project services for a variety of technology, manufacturing and test facilities.

     Included in this category are projects involving highly complex test facilities for clients in the aerospace and automotive industries. Typical projects range from conceptual design and feasibility studies to complete design/build programs of wind tunnels and engine test facilities; propulsion and certification test facilities; power-train and other automotive component parts test facilities; environmental and emissions test facilities; climatic test facilities; and computer-based measurement and control systems. We believe we are a leader in providing support to automotive manufacturers and component suppliers for the supply of testing services and the management of test assets, with test facility operations and maintenance contracts in place with both Ford Motor Company and Delphi Automotive Systems.

     Also included in this category are projects for clients operating in the semiconductor industry. We provide design, engineering, procurement, construction, and construction management services for a variety of clients in this industry. Typical projects range from on-site plant engineering and tool hook-ups, to multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce microprocessors for computers and other consumer electronic devices. Generally, projects in the semiconductor industry are very complex, requiring a greater emphasis on cleanroom, and similar high-end technologies.

     Pulp and Paper
     --------------

     We provide a broad range of engineering, construction, and maintenance services to our clients in the pulp and paper industry. Typical projects in the pulp and paper area range from small mill projects to complex, multi-million dollar paper machine rebuilds, mill expansions and construction of new facilities. As an example of the Company's capabilities to clients in this industry, we recently completed the single largest engineering, procurement and construction paper machine installation project in the United States for an international newsprint producer.

     Pulp and paper projects can and frequently do encompass many areas of a mill, including pulping and bleaching, papermaking, chemical recovery, material handling and power and steam generation. In the area of papermaking, our expertise includes tissue and towel, coated and uncoated fine papers, newsprint and linerboard. Our expertise and skills set also includes the converting and packaging of paper products for distribution and consumer use. We have been instrumental in the design and installation of state-of-the-art facilities for recycled fiber, deinking and pulp bleaching. Chemical recovery and power generation are also an integral part of the papermaking process. We have broad experience in these areas and have applied our expertise in the engineering and construction of such facilities for clients in the pulp and paper industry.

     We also provide strategic planning and conceptual studies for many of our clients, as well as environmental services relating to compliance with USEPA emission standards. As an example, we recently provided detail design and consulting services to one of the world's largest producers of pulp and paper products for its environmentally-driven Cluster Rule related work at four separate mills. The Company is now preparing to provide services for the next compliance standards, MACT II. These standards govern NOx and sulphur oxide
(SOx) emissions in the pulp and paper industry.

     Like certain other markets, we have established formal alliances with various clients in the pulp and paper industry. Such alliances have allowed us to expand the types of services we provide our clients, while improving the overall quality and consistency of the engineering, construction, and maintenance services such clients receive.

     Other
     -----

     Included in "Other" are projects not classified into any of the other industry and market categories. This would include projects for clients in the food and consumer products industries, as well as basic resources (such as mining, minerals and fertilizers).

Backlog
-------

     For information regarding the Company's backlog, reference should be made to Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in this report.

Customers
---------

     For the fiscal years ended September 30, 2001, 2000, 1999, 1998 and 1997, revenues earned directly or indirectly from agencies of the U.S. federal government accounted for 17.3%, 17.7%, 17.4%, 12.1% and 12.0%, respectively, of total revenues. Due to the amount of pass-through costs (see "Contracts" below) that may be incurred on construction and maintenance projects, it is not unusual for a client in the private sector to account for more than 10% of consolidated revenues in any given year. Such was the case in fiscal 1997 when one client in the private sector accounted for 15.3% of total revenues.

Foreign Operations
------------------

     For the fiscal years ended September 30, 2001, 2000, 1999, 1998 and 1997, revenues from the Company's operations outside the United States comprised approximately 22.3%, 16.4%, 15.8%, 20.2% and 23.5%, respectively, of total revenues. For fiscal years 1997 through 1999, substantially all such revenues related to the Company's offices in the United Kingdom, Ireland, France, Spain and Italy, with a small portion relating to the Company's operations in India. As a result of the Stork acquisition (parts of which were completed in fiscal 2000 and fiscal 2001), we expanded our European operations into the Netherlands, Belgium and Germany, and we acquired operations in South East Asia. As a result of the GIBB acquisition (which was completed in fiscal 2001), we further expanded our business in the United Kingdom, and acquired operations in the Middle East. Revenues earned over the past five years from the Company's operations in Mexico, South America and Australia were not material.

Contracts
---------

     While there is considerable variation in the pricing provisions of the contracts undertaken by the Company, our contracts can generally be grouped into three broad categories: Cost-reimbursable; fixed-price and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts during each of the five fiscal years ended September 30:

                                             2001           2000           1999          1998           1997
                                             ----           ----           ----          ----           ----
 Cost-reimbursable                            81%             77%            73%           81%             82%
 Fixed-price                                  16              18             22            18              16
 Guaranteed maximum price                      3               5              5             1               2

     In accordance with industry practice, most of the Company's contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

     When we are directly responsible for engineering, design, procurement and construction of a project or the maintenance of a process plant, we reflect the costs of materials, equipment and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, these amounts are not reflected in either revenues or costs. The following table presents the approximate amount of such pass-through costs included in revenues for each of the five fiscal years ended September 30 (in millions):

                       2001              2000            1999             1998            1997
                -----------       -----------     -----------      -----------     -----------
                $   1,272.9       $   1,442.1     $   1,167.0      $   1,066.4     $     919.6

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

Competition
-----------

     The Company is engaged in a highly competitive business. Some of our competitors are larger than us, or are subsidiaries of larger companies, and therefore may possess greater resources than the Company. Furthermore, because the engineering and technical support aspects of the business does not usually require large amounts of capital, there is relative ease of market entry for a new potential entrant possessing acceptable professional qualifications. Accordingly, we compete with both national and international firms in sizes ranging from very large, to a wide variety of small, regional and specialty firms.

     The extent of the Company's competition varies according to the industries and markets it serves, as well as the geographic areas in which the Company operates. The Company's largest competitors for engineering, construction and maintenance services for process plants include Bechtel Group, Inc., Fluor Corporation, Foster Wheeler Corp., Washington Group International, Parsons Corporation, Kellogg Brown & Root, and Kvaerner. In the area of buildings, the Company's competitors include several of the competitors previously mentioned, as well as HDR, Inc., Hellmuth, Obata & Kassabaum, AeCOM Technology and Day & Zimmermann. In the area of civil engineering and construction, the Company's competitors include several of the competitors previously mentioned, as well as Parsons Brinckerhoof, HNTB and W.S. Atkins. In the area of pulp and paper, the Company's principal competitors include BE&K, Kellogg Brown & Root, and Washington Group International. And in the area of U.S. federal programs, the Company's principal competitors include several of the companies listed above, as well as AlliedSignal, BDM, and other specialized companies such as IT Group, Inc. and Roy F. Weston.

Employees
---------

     At September 30, 2001, the Company had approximately 20,600 full-time, staff employees. Additionally, as of September 30, 2001, there were approximately 8,700 persons employed by the Company in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the Company's executive officers:

                                                                                                     Year Joined the
              Name                   Age                  Position with the Company                    Registrant
--------------------------------     ---    ---------------------------------------------------        ----------
Joseph J. Jacobs                     85     Director and Chairman of the Board                            1947
Noel G. Watson                       65     President, Chief Executive Officer and Director               1965
Richard E. Beumer                    63     Director and Vice Chairman of the Board                       1999
Thomas R. Hammond                    50     Executive Vice President, Operations                          1975
Craig L. Martin                      52     Executive Vice President, Global Sales                        1994
Richard J. Slater                    55     Executive Vice President, Operations                          1980
Walter C. Barber                     60     Group Vice President, Asia                                    1999
Andrew E. Carlson                    68     President, Jacobs Construction Services, Inc.                 1990
Robert M. Clement                    53     Group Vice President, International Operations                1990
Warren M. Dean                       57     Group Vice President, Facilities                              1994
Peter M. Evans                       56     Group Vice President, Central Region                          2001
Stephen K. Fritschle                 58     Group Vice President, Field Services                          1989
Michael J. Higgins                   57     Group Vice President, Civil                                   1994
George A. Kunberger, Jr.             49     Group Vice President, Northern Region                         1975
Gregory J. Landry                    53     Group Vice President, Field Services                          1984
John McLachlan                       55     Group Vice President, International Operations                1974
Robert T. McWhinney                  61     Group Vice President, Consulting Operations                   2001
H. Gerard Schwartz, Jr.              63     Group Vice President, Civil                                   1999
Rogers F. Starr                      58     President, Sverdrup Technology, Inc.                          1999
Philip J. Stassi                     46     Group Vice President, Western Region                          1977
Allyn B. Taylor                      53     Group Vice President, Southern Region                         1993
James W. Thiesing                    57     Group Vice President, Federal Operations                      1992
William C. Markley, III              56     Senior Vice President, General Counsel
                                            and Secretary                                                 1981
Michael P. Miller                    41     Senior Vice President, Information Technology                 2001
John W. Prosser, Jr.                 56     Senior Vice President, Finance and
                                            Administration and Treasurer                                  1974
Laurence R. Sadoff                   54     Senior Vice President, Quality and Safety                     1993
Nazim G. Thawerbhoy                  54     Senior Vice President and Controller                          1979

     All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. Beumer, Barber, Evans, Schwartz, Starr, McWhinney and Miller, have served in executive and senior management capacities with the Company for more than five years.

     Prior to joining the Company in 1999, Messrs. Beumer, Schwartz and Starr were part of the senior management of Sverdrup Corporation, or one of its subsidiaries, for more than five years. Prior to joining the Company in 1999, Mr. Barber served as President and Chief Executive Officer ("CEO") of GTI, INC. (an environmental services firm) for more than five years. Prior to joining the Company in 2001, Mr. Evans served as President of Stone & Webster Engineers & Constructors, Inc. from February 1999 to May 2000; as Executive Vice President of Kellogg Brown & Root from October 1998 to February 1999; and as President and Chief Operating Officer of MW Kellogg from October 1996 to October 1998. Prior to joining the Company in 2001, Mr. McWhinney served as President and CEO of Stone & Webster Management Consultants, Inc. from February 1997 to December 2000, and as Senior Vice President of International Resources Group, Ltd. from September 1995 to September 1996. In June 2000, Stone & Webster, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Miller served as Senior Vice President of Technology for Precision Response Corporation, a division of USA Networks, from April 1999 until he joined the Company in 2001. He served as Chief Technology Officer for Aegis Communications Group, Inc. from July 1997 to

March 1999, and as Chief Information Officer for Softbank Exposition and Conference Company from August 1995 to March 1997.

Item 2.   PROPERTIES

     The Company owns and leases offices for its technical professional and administrative staff. It also owns property (located in Charleston, South Carolina) which is the principal manufacturing facility for the Company's modular construction activities. The total amount of space used by the Company for all its operations is approximately 4.1 million square feet. The following is a representative list of the Company's principal locations:

Country                         State                      Cities
--------------------            -------------------        ---------------------------------------------
U.S.A.                          California                 Pasadena, Cypress, Ridgecrest, Sacramento,
                                                           and Walnut Creek.
                                Arizona                    Phoenix.
                                Colorado                   Golden (Denver).
                                Florida                    Lakeland, Jacksonville, Orlando, and Tampa.
                                Indiana                    Indianapolis.
                                Louisiana                  Baton Rouge.
                                Massachusetts              Boston.
                                Michigan                   Auburn Hills, Dearborn, Detroit, and Novi.
                                Missouri                   St. Louis.
                                New Mexico                 Albuquerque.
                                New York                   New York and Purchase.
                                North Carolina             Raleigh.
                                Ohio                       Cincinnati, and Beavercreek.
                                Oregon                     Lake Oswego (Portland).
                                Pennsylvania               Conshohocken, and Philadelphia.
                                South Carolina             Greenville, and Charleston.
                                Texas                      Houston.
                                Tennessee                  Nashville, Oak Ridge, and Tullahoma.
                                Virginia                   Arlington
                                Washington                 Bellevue (Seattle).
                                Wisconsin                  DePere (Green Bay).

United Kingdom                  -                          Birmingham, Croydon, Glasgow, London,
                                                           Manchester, Reading, and York.
Republic of Ireland             -                          Cork, and Dublin.
France                          -                          Paris, and Lyon.
Italy                           -                          Milan.
Spain                           -                          Madrid.
The Netherlands                 -                          Leiden, Rotterdam, and Meerssen.
Belgium                         -                          Antwerp.
Germany                         -                          Magdeburg.

                                   [continued]

Country                         State                      Cities
-----------------------         ------------------         -------------------------------------
Singapore                       -                          Singapore.
India                           -                          Mumbai, New Delhi, and Calcutta.
United Arab Emirates            -                          Abu Dhabi.
Oman                            -                          Muscat.
Poland                          -                          Warsaw.
Portugal                        -                          Lisbon.
Turkey                          -                          Istanbul.
Mexico                          -                          Mexico City.
Australia                       -                          Canberra.
Chile                           -                          Santiago.

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

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is hereby incorporated by reference from Exhibit C to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

Item 6.   SELECTED FINANCIAL DATA

     The information required by this Item is hereby incorporated by reference from Exhibit C to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is hereby incorporated by reference from Exhibit C to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

Item 7A. QUALITATIVE and QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is hereby incorporated by reference from Exhibit C to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The Company's consolidated financial statements at September 30, 2001 and 2000 and for each of the three years in the period ended September 30, 2001, together with the report of the independent auditors on those consolidated financial statements are hereby incorporated by reference from Exhibit 13 to this report.

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

          3.2 Bylaws of the Registrant. Filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

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

         10.2 Agreement dated as of November 30, 1993 between the Registrant and Dr. Joseph J. Jacobs. Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

       + 10.3 Agreement dated as of December 3, 2001 between the Registrant and Dr. Joseph J. Jacobs.

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

        + 10.7 Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan.

          10.8 The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on May 4, 2001, and incorporated herein by reference.

          10.9 The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on August 7, 2001, and incorporated herein by reference.

          10.10 Form of Indemnification Agreement entered into between the Registrant and its officers and directors. Filed as Exhibit
                10.10 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

        + 10.11 Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and
                Trust, as Amended and Restated August 1, 2000.

        + 10.12 Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as
                Amended.

          10.13 Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan. Filed as Exhibit II to the Registrant's Annual Notice and Proxy Statement dated January 3, 2000 and incorporated herein by reference.

          11. Statement of computation of net income per outstanding share of common stock is hereby incorporated by reference from Exhibit C to the Registrant's Notice of 2002 Annual Meeting of Shareholders and Proxy Statement, copies of which are being delivered to (but not filed with, except to the extent incorporated herein) the Commission as an exhibit to this report.

        + 13. Exhibit C to the Registrant's Notice of 2002 Annual Meeting of Shareholders and Proxy Statement (which contains the consolidated financial statements and financial information of Jacobs Engineering Group Inc. and subsidiaries for the fiscal year ended September 30, 2001).

        + 21.   List of Subsidiaries of Jacobs Engineering Group Inc.

        + 23.   Consent of Independent Auditors.

_____________________________________________

        + Being filed herewith.

                                  UNDERTAKINGS

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 333-67048 (relating to the Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan filed with the Commission on August 7, 2001), 333-38974 (relating to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, filed with the Commission on June 9, 2000), 333-38984 (relating to the Jacobs Engineering Group Inc. Outside Director Stock Plan, filed with the Commission on June 9, 2000), 333-60296 (relating to the Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, filed with the Commission on May 4,
2001), and 333-45475 (relating to the Jacobs Engineering Group Inc. 1981 Executive Incentive Plan, filed with the Commission on February 3, 1998):

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

                                      JACOBS ENGINEERING GROUP INC.

Dated:  December 21, 2001             By: /s/ Noel G. Watson
                                         ------------------------------
                                            Noel G. Watson
                                         President, Chief Executive Officer and
                                          Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                  Signature                                Title                               Date
            /s/ Noel G. Watson                             Director                      December 21, 2001
    -----------------------------------
              Noel G. Watson                      Principal Executive Officer

            /s/ Joseph J. Jacobs                           Director                      December 21, 2001
    -----------------------------------
              Joseph J. Jacobs

            /s/ Richard E. Beumer                          Director                      December 21, 2001
    -----------------------------------
              Richard E. Beumer

            /s/ Peter H. Dailey                            Director                      December 21, 2001
    -----------------------------------
              Peter H. Dailey

                                                           Director                      December __, 2001
    ___________________________________
           Robert C. Davidson, Jr.

            /s/ Robert B. Gwyn                             Director                      December 21, 2001
    -----------------------------------
              Robert B. Gwyn

            /s/ Linda K. Jacobs                            Director                      December 21, 2001
    -----------------------------------
              Linda K. Jacobs

            /s/ J. Clayburn LaForce                        Director                      December 21, 2001
    -----------------------------------
              J. Clayburn LaForce

            /s/ Linda Fayne Levinson                       Director                      December 21, 2001
    -----------------------------------
              Linda Fayne Levinson

                                                           Director                      December __, 2001
    ___________________________________
           Benjamin F. Montoya

            /s/ David M. Petrone                           Director                      December 21, 2001
    -----------------------------------
              David M. Petrone

            /s/ James L. Rainey, Jr.                       Director                      December 21, 2001
    -----------------------------------
              James L. Rainey, Jr.

                                                    Senior Vice President
                                                 Finance and Administration,
                                                  and Treasurer (Principal
          /s/ John W. Prosser, Jr.                   Financial Officer)                December 21, 2001
    -----------------------------------
            John W. Prosser, Jr.

                                                  Senior Vice President and
                                              Controller (Principal Accounting
          /s/ Nazim G. Thawerbhoy                        Officer)                      December 21, 2001
    -----------------------------------
            Nazim G. Thawerbhoy