Form 10-K/A
period 2001-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2002-01-10
CIK 52988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [_]

                            ________________________

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with its 2002 Annual Meeting of Shareholders (Part II and Part III).

     The purpose of this Amendment No. 1 is to amend Exhibit 13 to the Registrant's Annual Report on Form 10-K, filed with the Commission on December 21, 2001. The Registrant's consolidated statement of cash flows for the year ended September 30, 2001, which is included in Exhibit 13, has been modified to reflect certain reclassifications between additions and disposals of property and equipment. No other elements of the Registrant's consolidated financial statements are affected, and all other Exhibits to the Form 10-K are unchanged.

                                     PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (c)  Exhibits:

     13. Filed herewith is Exhibit C to the Registrant's Notice of 2002 Annual Meeting of Shareholders and Proxy Statement. This Exhibit C contains the consolidated financial statements and financial information of Jacobs Engineering Group Inc. and subsidiaries for the fiscal year ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   JACOBS ENGINEERING GROUP INC.

Dated:  January 10, 2002                      By:   /s/ John W. Prosser, Jr.
                                                 -------------------------------
                                                      John W. Prosser, Jr.
                                                Senior Vice President, Finance
                                               and Administration and Treasurer