Form 10-Q
period 2001-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2002-02-13
CIK 52988

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Quarterly Report on

                                   FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 2001
                                    -----------------

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

                             [X] YES - [_] NO

Number of shares of common stock outstanding at February 12, 2002: 26,916,595

                         JACOBS ENGINEERING GROUP INC.

                              INDEX TO FORM 10-Q





                                                                                     Page No.
                                                                                     --------
Item 1.   Financial Statements:
             Condensed Consolidated Balance Sheets -
                December 31, 2001 and September 30, 2001                                 3

             Condensed Consolidated Statements of Earnings -
                Three Months Ended December 31, 2001 and 2000                            4

             Condensed Consolidated Statements of
                Comprehensive Income  -
                Three Months Ended December 31, 2001 and 2000                            5

             Condensed Consolidated Statements of Cash Flows -
                Three Months Ended December 31, 2001 and 2000                            6

             Notes to Condensed Consolidated Financial Statements                   7 - 10

 Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                         11 - 14

 Signatures                                                                             15

Item 1.   Financial Statements

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)
                                  (Unaudited)

                                                           December 31,   September 30,
                                                              2001            2001
-------------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash and cash equivalents                              $   45,005      $   49,263
    Receivables                                               811,663         817,160
    Deferred income taxes                                      69,874          64,651
    Prepaid expenses and other                                 13,191          15,085
-------------------------------------------------------------------------------------
     Total current assets                                     939,733         946,159
-------------------------------------------------------------------------------------
  Property, Equipment and Improvements, Net                   152,446         149,979
-------------------------------------------------------------------------------------
  Other Noncurrent Assets:
    Goodwill, net                                             366,531         317,664
    Other                                                     143,309         143,238
-------------------------------------------------------------------------------------
     Total other noncurrent assets                            509,840         460,902
-------------------------------------------------------------------------------------
                                                           $1,602,019      $1,557,040
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                          $   64,687      $   19,688
    Accounts payable                                          191,481         197,712
    Accrued liabilities                                       344,850         295,763
    Billings in excess of costs                               135,280         163,833
    Income taxes payable                                       28,690          23,663
-------------------------------------------------------------------------------------
     Total current liabilities                                764,988         700,659
-------------------------------------------------------------------------------------
  Long-term Debt                                              121,482         164,308
-------------------------------------------------------------------------------------
  Other Deferred Liabilities                                   97,386          95,174
-------------------------------------------------------------------------------------
  Minority Interests                                            5,123           5,098
-------------------------------------------------------------------------------------
  Commitments and Contingencies
-------------------------------------------------------------------------------------
  Stockholders' Equity:
    Capital stock:
      Preferred stock, $1 par value,
        authorized - 1,000,000 shares,
        issued and outstanding - none                               -               -
     Common stock, $1 par value,
        authorized - 100,000,000 shares,
        26,930,929 shares issued at December 31, 2001;
        26,872,358 shares issued and outstanding at
        September 30, 2001                                     26,931          26,872
    Additional paid-in capital                                110,022         105,612
    Retained earnings                                         494,237         472,010
    Accumulated other comprehensive loss                      (13,874)        (10,620)
-------------------------------------------------------------------------------------
                                                              617,316         593,874
    Unearned compensation                                      (2,273)         (2,073)
    Common stock in treasury, at cost (30,500 shares at
     December 31, 2001)                                        (2,003)              -
-------------------------------------------------------------------------------------
       Total stockholders' equity                             613,040         591,801
-------------------------------------------------------------------------------------
                                                           $1,602,019      $1,557,040
=====================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             For the Three Months Ended December 31, 2001 and 2000
                  (In thousands, except per-share information)
                                  (Unaudited)


                                                     2001        2000
------------------------------------------------------------------------
Revenues                                          $1,028,186   $ 929,182

Costs and Expenses:
  Direct costs of contracts                         (890,665)   (816,526)
  Selling, general and administrative expenses       (96,519)    (79,469)
------------------------------------------------------------------------
Operating Profit                                      41,002      33,187
------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                        618         986
  Interest expense                                    (2,263)     (3,045)
  Miscellaneous income                                   444         526
------------------------------------------------------------------------
   Total other expense                                (1,201)     (1,533)
------------------------------------------------------------------------

Earnings Before Taxes                                 39,801      31,654

Income Tax Expense                                   (13,931)    (11,554)
------------------------------------------------------------------------

Net Earnings                                      $   25,870   $  20,100
========================================================================

Net Earnings Per Share:
  Basic                                           $     0.96   $    0.76
  Diluted                                         $     0.94   $    0.75
========================================================================


See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             For the Three Months Ended December 31, 2001 and 2000
                                (In thousands)
                                  (Unaudited)

                                                                                2001        2000
--------------------------------------------------------------------------------------------------
Net Earnings                                                                $ 25,870    $ 20,100
--------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss):
   Unrealized holding gains on securities                                        319         847
   Less: reclassification adjustment for gains realized
     in net earnings                                                            (740)       (498)
--------------------------------------------------------------------------------------------------
   Unrealized (losses) gains on securities, net of
     reclassification adjustment                                                (421)        349
   Foreign currency translation adjustments                                   (2,997)        546
--------------------------------------------------------------------------------------------------

Other Comprehensive (Loss) Income Before Income Taxes                         (3,418)        895

Income Tax Benefit (Expense) Relating to
   Other Comprehensive (Loss) Income                                             164        (122)
--------------------------------------------------------------------------------------------------

Other Comprehensive (Loss) Income                                             (3,254)        773
--------------------------------------------------------------------------------------------------

Total Comprehensive Income                                                  $ 22,616    $ 20,873
==================================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                 JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended December 31, 2001 and 2000
                                (In thousands)
                                  (Unaudited)

                                                                   2001       2000
------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net earnings                                                 $  25,870   $ 20,100
 Adjustments to reconcile net earnings
  to net cash flows from operations:
   Depreciation and amortization of property,
     equipment and improvements                                   8,571      7,219
   Amortization of goodwill                                           -      2,140
   Gains on sales of assets                                        (608)      (697)
   Changes in assets and liabilities, excluding
     the effects of businesses acquired:
      Receivables                                                53,827     (8,987)
      Prepaid expenses and other
       current assets                                             4,403     (2,215)
      Accounts payable                                          (36,092)    53,541
      Accrued liabilities                                        27,528       (156)
      Billings in excess of costs                               (32,287)   (42,421)
      Income taxes payable                                        5,093      8,447
   Deferred income taxes                                           (943)      (172)
   Other, net                                                       145         96
------------------------------------------------------------------------------------
 Net cash provided by operating activities                       55,507     36,895
------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Acquisitions of businesses, net of cash acquired               (43,529)         -
 Additions to property and equipment                            (11,844)    (8,733)
 Disposals of property and equipment                                274     12,482
 Proceeds from sales of marketable securities
  and investments                                                 3,850        741
 Purchases of marketable securities and
  investments                                                    (1,374)      (871)
 Net (increase) decrease in other noncurrent assets              (6,137)     1,027
------------------------------------------------------------------------------------
  Net cash (used for) provided by investing activities          (58,760)     4,646
------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Proceeds from long-term borrowings                              88,309     13,581
 Repayments of long-term borrowings                            (130,422)   (26,449)
 Net change in short-term borrowings                             45,150    (16,044)
 Exercises of stock options                                         725        669
 Purchases of common stock for treasury                          (2,003)    (2,210)
 Change in other deferred liabilities                             2,923      1,874
------------------------------------------------------------------------------------
  Net cash provided by (used) for financing activities            4,682    (28,579)
------------------------------------------------------------------------------------

Effect of Exchange Rate Changes                                  (5,687)     1,340
------------------------------------------------------------------------------------
(Decrease) increase in Cash and Cash Equivalents                 (4,258)    14,302
Cash and Cash Equivalents at Beginning of Period                 49,263     65,848
------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                    $  45,005   $ 80,150
====================================================================================

See the accompanying Notes to Condensed Consolidated Financial Statements.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

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

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position at December 31, 2001 and September 30, 2001, its consolidated results of operations for the three months ended December 31, 2001 and 2000, its consolidated comprehensive income for the three months ended December 31, 2001 and 2000, and its consolidated cash flows for the three months ended December 31, 2001 and 2000.

     The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. Included in receivables at December 31, 2001 and September 30, 2001 were recoverable amounts under contracts in progress of $410.2 million and $420.6 million, respectively, that represent amounts earned under contracts in progress but not billable at the respective balance sheet dates. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

3. Property, equipment and improvements are stated at cost and consisted of the following at December 31, 2001 and September 30, 2001 (in thousands):

                                                   December 31,   September 30,
                                                           2001            2001
     --------------------------------------------------------------------------
      Land                                            $   7,042       $   7,106
      Buildings                                          49,286          51,725
      Equipment                                         240,520         231,322
      Leasehold improvements                             21,850          16,126
      Construction in progress                           15,266          16,290
      -------------------------------------------------------------------------
                                                        333,964         322,569
      Accumulated depreciation and amortization        (181,518)       (172,590)
      -------------------------------------------------------------------------
                                                      $ 152,446       $ 149,979
     ==========================================================================

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

4. Other noncurrent assets consisted of the following at December 31, 2001 and September 30, 2001 (in thousands):

                                          December 31,     September 30,
                                             2001              2001
     ------------------------------------------------------------------
      Cash surrender value of life
        insurance policies                $    43,020       $    42,800
      Investments                              30,106            31,801
      Deferred tax asset                       18,054            18,054
      Prepaid pension costs                    16,240            16,377
      Reimbursable pension costs               10,003            11,388
      Notes receivable                         10,518             9,764
      Miscellaneous                            15,368            13,054
      -----------------------------------------------------------------
                                          $   143,309       $   143,238
     ==================================================================

5. The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):

                                             For the Three Months Ended
                                                     December 31
                                            ----------------------------
                                                2001                2000
     -------------------------------------------------------------------
      Weighted average shares
        outstanding (denominator used
        to compute basic EPS)                 26,890              26,432
      Effect of employee and outside
        director stock options                   686                 486
     -------------------------------------------------------------------
      Denominator used to compute
        diluted EPS                           27,576              26,918
     ===================================================================

6. During the three months ended December 31, 2001 and 2000, the Company made cash payments of approximately $2.1 million and $3.5 million, respectively, for interest and $7.5 million and $3.3 million, respectively, for income taxes.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

7. On October 31, 2001, the Company completed the acquisition of McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering) (collectively, "Delta"). Delta provides engineering, construction, and maintenance services to various industries including upstream oil and gas, petroleum refining, petrochemicals, and chemicals. The total purchase price of $47.5 million in cash was financed with a new, short-term $50.0 million credit facility. The Delta acquisition was accounted for as a purchase. Accordingly, the Company's consolidated results of operations include those of Delta from the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values. The purchase price allocation, which may be adjusted further, resulted in goodwill of approximately $40.1 million.

     In January 1999, the Company completed its Agreement and Plan of Merger with Sverdrup Corporation ("Sverdrup"). In accordance with the merger agreement, each outstanding share of common stock of Sverdrup was converted into the right to receive (i) a proportional share of the total amount of initial merger consideration of $198.0 million paid at closing; and, (ii) a proportional amount of any additional merger consideration payable after each of the first three anniversaries of the date of the merger ("Deferred Merger Consideration"). Amounts payable as Deferred Merger Consideration at December 31, 2001 and 2000 were $11.1 million and $0.9 million, respectively.

8. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Instead, these assets must be tested for impairment using a fair value approach in accordance with SFAS 142.

     At September 30, 2001, the Company's goodwill was $317.7 million. The Company is required to complete the initial step of a transitional impairment test of such existing goodwill. An impairment loss, if any, resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. As of the date hereof, the Company does not expect any impairment loss as a result of such test.

     The Company will also be required to test the value of its goodwill annually. Subsequent impairment losses, if any, will be reflected as a charge to income in the Company's consolidated statement of earnings in the period they become known.

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001


     As required by SFAS 142, the results of the prior year quarter have not been restated. The following table presents the quarterly results of the Company on a comparable basis (in thousands, except per share data):

                                                 For the Three Months Ended
                                                       December 31,
                                                 2001                    2000
                                               -------                 -------
Net Earnings:
  As reported                                  $25,870                 $20,100
  Goodwill amortization, net of tax                  -                   1,697
                                               -------                 -------
  As adjusted                                  $25,870                 $21,797
                                               =======                 =======

Basic Earnings Per Share:
  As reported                                  $  0.96                 $  0.76
  Goodwill amortization, net of tax                  -                    0.06
                                               -------                 -------
  As adjusted                                  $  0.96                 $  0.82
                                               =======                 =======

Diluted Earnings Per Share:
  As reported                                  $  0.94                 $  0.75
  Goodwill amortization, net of tax                  -                    0.06
                                               -------                 -------
  As adjusted                                  $  0.94                 $  0.81
                                               =======                 =======

                JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
                               December 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference from pages C-5 through C-12 of Exhibit 13 to the Company's 2001 Annual Report on Form 10-K).

Results of Operations
---------------------

On October 31, 2001, the Company completed the acquisition of McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering) (collectively, "Delta"). See Note 7 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Delta transaction.

The Company's consolidated results of operations for the first quarter ending December 31, 2001 include those of Delta from the date of its acquisition. Also included in the Company's consolidated results of operations during the current fiscal quarter are the operating results of Stork Phase II and GIBB, from the date of their respective acquisitions. Stork Phase II and GIBB were acquired after the first quarter of fiscal 2001.

The Company recorded net earnings of $25.9 million, or $0.94 per diluted share, for the three months ended December 31, 2001, compared to net earnings of $20.1 million, or $0.75 per diluted share for the same period last year.

Effective October 1, 2001, the Company eliminated the amortization of goodwill in accordance with Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets". The results for the prior year first quarter have not been restated. Had goodwill amortization not been recorded in the quarter ended December 31, 2000, net earnings would have been $21.8 million, or $0.81 per diluted share. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional discussion of SFAS 142.

During the three months ended December 31, 2001, total revenues increased by $99.0 million, or 10.7%, to $1,028.2 million, compared to $929.2 million for the same period in fiscal 2001. Approximately 12%, or $126.1 million of revenues during the first quarter of fiscal 2002 were generated by the Delta and GIBB acquisitions. The Company's consolidated revenues during the first quarter of fiscal 2002 were not significantly impacted by the operations of Stork Phase II.

The following table sets forth the Company's revenues by type of service for the quarter ended December 31 of each fiscal year (in thousands):

                                      2001         2000    % Change
  -----------------------------------------------------------------
  Project Services              $  586,381     $542,502         8.1%
  Construction                     266,545      229,008        16.4%
  Operations and Maintenance       131,558      128,738         2.2%
  Process, Scientific and
    Systems Consulting              43,702       28,934        51.0%
  -----------------------------------------------------------------
                                $1,028,186     $929,182        10.7%
  =================================================================

As a percentage of revenues, direct costs of contracts was 86.6% for the three months ended December 31, 2001, compared to 87.9% for the same period in fiscal 2001. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various types of services provided by the Company.

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2002 increased by $17.0 million, or 21.4%, to $96.5 million, compared to $79.5 million for the first quarter of fiscal 2001. The increase of $17.0 million reflects the inclusion of the operations of Delta, GIBB and Stork Phase II, which contributed a total of $9.9 million to SG&A expenses during the current fiscal quarter. Excluding the impact of the acquisitions that were completed after the first quarter of fiscal 2001, and the impact of eliminating goodwill amortization in fiscal 2002, SG&A expenses increased by $9.3 million, or 12.1% during the first quarter of fiscal 2002 compared to the same period last year. As a percentage of revenues, consolidated SG&A expenses for the first quarter of fiscal 2002 increased to 9.4%, compared to 8.6% for the same period last year.

During the three months ended December 31, 2001, the Company's operating profit (defined as revenues, less direct costs of contracts and SG&A expenses) increased by $7.8 million, or 23.5%, to $41.0 million, compared to $33.2 million during the three months ended December 31, 2000. The increase in the Company's operating profit for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 was due primarily to increases in business volume combined with a lower ratio of direct costs of contracts to revenues and the elimination of goodwill amortization.

During the first quarter of fiscal 2002, interest expense decreased by $0.7 million, or 25.7%, to $2.3 million, compared to interest expense of $3.0 million for the same period last year. The decrease in interest expense in the current fiscal period as compared to last year was due to lower interest rates. At December 31, 2001, the Company had total debt of $186.2 million, compared to $137.8 million at December 31, 2000. During the first quarter ending December 31, 2001, the Company financed the acquisition of Delta by borrowing $47.5 million under a new short-term $50.0 million credit facility. At December 31, 2001 and 2000, outstanding borrowings under the $230.0 million revolving credit facility were $121.5 million at 3.3% and $135.3 million at 7.0%, respectively.

Backlog Information
-------------------

The following table summarizes the Company's backlog at December 31, 2000 and 1999 (in millions):

                                            2001         2000
                                        --------     --------
  Technical professional services       $2,785.1     $2,380.0
  Total backlog                          6,396.5      5,687.0

Liquidity and Capital Resources
--------------------------------

During the three months ended December 31, 2001, the Company's cash and cash equivalents decreased by $4.3 million, to $45.0 million. This compares to a net increase of $14.3 million, to $80.2 million, during the same period in fiscal 2001. During the first quarter of fiscal 2002, the Company experienced net cash inflows from operating and financing activities of $55.5 million and $4.7 million, respectively, offset in part by net cash outflows from investing activities, and the effect on cash of exchange rate changes, of $58.8 million and $5.7 million, respectively.

Operations resulted in net cash inflows of $55.5 million during the three months ended December 31, 2001. This compares to a net contribution of $36.9 million during the same period in fiscal 2001. The $18.6 million increase in cash provided by operations in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 was due primarily to an increase in inflows of $14.3 million relating to the timing of cash receipts and payments within the Company's working capital accounts, and an increase of $5.8 million in net earnings, partially offset by a decrease in inflows of $2.1 million relating to the elimination of the amortization of goodwill beginning in the current fiscal year.

The Company's investing activities resulted in net cash outflows of $58.8 million during the three months ended December 31, 2001. This compares to net cash inflows of $4.6 million during the same period last year. The net increase of $63.5 million in cash used for investing activities in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 was due primarily to $43.5 million of net cash used for the acquisition of Delta, and increases in net additions to property and equipment, and in other noncurrent assets, of $15.3 million and $7.2 million, respectively. These outflows were partially offset by an increase of $3.1 million in proceeds from sales of marketable securities and investments.

The Company's financing activities resulted in net cash inflows of $4.7 million during the three months ended December 31, 2001. This compares to net cash outflows of $28.6 million during the three months ended December 31, 2000. The $33.3 million net increase in cash provided by financing activities in the current period as compared to last year was due primarily to increases in proceeds from long-term and short-term borrowings of $74.7 million and $61.2 million, respectively. These inflows were partially offset by an increase of $104.0 million in the repayments of long-term borrowings.

The Company believes it has adequate capital resources to fund its operations in fiscal 2002 and beyond. The Company's consolidated working capital position was $174.7 million at December 31, 2001. As discussed earlier, the Company has a long-term $230.0 million revolving credit facility against which $121.5 million was outstanding at December 31, 2001 in the form of direct borrowings. At December 31, 2001, the Company had $100.1 million available through committed short-term credit facilities, which included the $50.0 million credit facility established for the Delta acquisition. At December 31, 2001, these short-term credit facilities had $64.7 million outstanding in the form of direct borrowings.

Under its stock repurchase program, the Company is authorized to buy-back up to
3.0 million shares of its common stock in the open market. Repurchases of common stock will be financed from existing credit facilities and available cash balances. Through the end of the first quarter of fiscal 2002, the Company had repurchased a total of 1,866,200 shares of its common stock in the open market at a total cost of $59.0 million. Except for 30,500 shares repurchased during the current quarter at a cost of $2.0 million, all of these treasury shares were eventually reissued for the Company's employee stock purchase and incentive stock plans.

Forward-Looking Statements
--------------------------

Statements included in this Management's Discussion and Analysis that are not based on historical facts are "forward-looking statements", as that term is discussed in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current estimates, expectations and projections about the issues discussed, the industries in which the Company's clients operate and the services the Company provides. By their nature, such forward-looking statements involve risks and uncertainties. The Company has tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and words and terms of similar substance in connection with any discussion of future operating or financial performance. The Company cautions the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in its forward-looking statements including the following:

     .  increase in competition by foreign and domestic competitors;

     . availability of qualified engineers and other professional staff needed to execute contracts;

     .  the timing of new awards and the funding of such awards;

     .  the ability of the Company to meet performance or schedule guarantees:

     .  cost overruns on fixed, maximum or unit priced contracts;

     . the outcome of pending and future litigation and governmental proceedings;

     . the cyclical nature of the individual markets in which the Company's customers operate; and,

     . the successful closing and/or subsequent integration of any merger or acquisition transaction.

The preceding list is not all-inclusive, and the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers of this Management's Discussion and Analysis should also read the Company's most recent Annual Report on Form 10-K for a further description of the Company's business, legal proceedings and other information that describes factors that could cause actual results to differ from such forward-looking statements.

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

Date: February 13, 2002