Form 10-Q
period 2002-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2002-05-14
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-7463

JACOBS ENGINEERING GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4081636
(State of incorporation)	(I.R.S. employer Identification number)

1111 South Arroyo Parkway, Pasadena, California	91105
(Address of principal executive offices)	(Zip code)

(626) 578-3500
(Registrant's telephone number, including area code)

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

Number of shares of common stock outstanding at May 13, 2002:  54,339,313

JACOBS ENGINEERING GROUP INC.

Item 1.    Financial Statements

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 31, 2002	September 30, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$54,131	$49,263
Receivables	764,469	817,160
Deferred income taxes	62,226	64,651
Prepaid expenses and other	15,136	15,085

Total current assets	895,962	946,159

Property, Equipmentand Improvements, Net	152,318	149,979

Other Noncurrent Assets
Goodwill, net	366,442	317,664
Other	143,867	143,238

Total other noncurrent assets	510,309	460,902

	$1,558,589	$1,557,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	$37,502	$19,688
Accounts payable	182,216	197,712
Accrued liabilities	344,921	295,763
Billings in excess of costs	115,960	163,833
Income taxes payable	20,510	23,663

Total current liabilities	701,109	700,659

Long-term Debt	105,612	164,308

Other Deferred Liabilities	99,263	95,174

Minority Interests	5,051	5,098

Commitments and Contingencies
Stockholders' Equity
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares issued and outstanding—none	—	—
Common stock, $1 par value, authorized—100,000,000 shares, 27,137,004 shares issued at March 31, 2002; 26,872,358 shares issued and outstanding at September 30, 2001	27,137	26,872
Additional paid-in capital	123,233	105,612
Retained earnings	514,583	472,010
Accumulated other comprehensive loss	(15,295)	(10,620)

	649,658	593,874
Unearned compensation	(2,104)	(2,073)

Total stockholders' equity	647,554	591,801

	$1,558,589	$1,557,040

See the accompanying Notes to Condensed Consolidated Financial Statements

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Months Ended March 31, 2002 and 2001
(In thousands, except per-share information)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2002	2001	2002	2001
Revenues	$1,146,611	$1,009,869	$2,174,797	$1,939,051
Costs and Expenses:
Direct costs of contracts	(1,000,071)	(888,456)	(1,890,736)	(1,704,982)
Selling, general and administrative expenses	(104,180)	(86,286)	(200,699)	(165,755)

Operating Profit	42,360	35,127	83,362	68,314

Other (Expense) Income:
Interest income	443	1,025	1,061	2,011
Interest expense	(1,825)	(2,863)	(4,088)	(5,908)
Miscellaneous income, net	375	664	819	1,190

Total other expense , net	(1,007)	(1,174)	(2,208)	(2,707)

Earnings Before Taxes	41,353	33,953	81,154	65,607
Income Tax Expense	(14,473)	(12,393)	(28,404)	(23,947)

Net Earnings	$26,880	$21,560	$52,750	$41,660

Net Earnings Per Share:
Basic	$0.50	$0.41	$0.98	$0.79
Diluted	$0.49	$0.40	$0.96	$0.77

See the accompanying Notes to Condensed Consolidated Financial Statements

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended March 31, 2002 and 2001
(In thousands)
(Unaudited)
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2002	2001	2002	2001
Net Earnings	$26,880	$21,560	$52,750	$41,660

Other Comprehensive (Loss) Income:
Unrealized holding gains (losses) on securities	662	(411)	981	436
Less: reclassification adjustment for gains realized in net earnings	(632)	(732)	(1,372)	(1,230)

Unrealized gains (losses) on securities, net of reclassification adjustment	30	(1,143)	(391)	(794)
Foreign currency translation adjustments	(1,455)	(141)	(4,452)	405

Other Comprehensive Loss Before Income Tax Benefit	(1,425)	(1,284)	(4,843)	(389)
Income Tax Benefit Relating to Other Comprehensive Loss	4	424	168	302

Other Comprehensive Loss	(1,421)	(860)	(4,675)	(87)

Total Comprehensive Income	$25,459	$20,700	$48,075	$41,573

See the accompanying Notes to Condensed Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2002 and 2001
(In thousands)
(Unaudited)

	2002	2001
Cash Flows from Operating Activities:
Net earnings	$52,750	$41,660
Adjustments to reconcile net earnings to net cash flows from operations
Depreciation and amortization of property, equipment and improvements	16,787	16,479
Amortization of goodwill	—	3,635
Gains on sales of assets	(1,362)	(1,564)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	95,174	(42,984)
Prepaid expenses and other current assets	2,159	1,666
Accounts payable	(43,642)	9,142
Accrued liabilities	26,885	15,946
Billings in excess of costs	(51,616)	(26,463)
Income taxes payable	(405)	10,139
Deferred income taxes	6,798	1,562
Other, net	314	222

Net cash provided by operating activities	103,842	29,440

Cash Flows from Investing Activities:
Acquisition of business, net of cash acquired	(43,529)	—
Additions to property and equipment	(19,633)	(19,899)
Disposals of property and equipment	731	13,345
Proceeds from sales of marketable securities and investments	5,007	1,666
Purchases of marketable securities and investments	(1,949)	(3,722)
Net increase in other noncurrent assets	(8,484)	(4,052)

Net cash used for investing activities	(67,857)	(12,662)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	200,708	42,000
Repayments of long-term borrowings	(258,111)	(26,522)
Net change in short-term borrowings	18,786	(13,859)
Exercises of stock options	10,154	8,436
Purchases of common stock for treasury	(2,003)	(3,892)
Change in other deferred liabilities	3,385	9,074

Net cash (used for) provided by financing activities	(27,081)	15,237

Effect of Exchange Rate Changes	(4,036)	(306)

Increase in Cash and Cash Equivalents	4,868	31,709
Cash and Cash Equivalents at Beginning of Period	49,263	65,848

Cash and Cash Equivalents at End of Period	$54,131	$97,557

See the accompanying Notes to Condensed Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1.    The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should refer to the consolidated financial statements and the notes thereto incorporated into the latest Annual Report on Form 10-K of Jacobs Engineering Group Inc. (“Jacobs”, or the “Company”).

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2002 and September 30, 2001, its consolidated results of operations for the three and six months ended March 31, 2002 and 2001, its consolidated comprehensive income for the three and six months ended March 31, 2002 and 2001, and its consolidated cash flows for the six months ended March 31, 2002 and 2001.

The Company's interim results of operations are not necessarily indicative of the results to be expected for the full year.

2.    Included in receivables at March 31, 2002 and September 30, 2001 were recoverable amounts under contracts in progress of $397.3 million and $420.6 million, respectively, that represent amounts earned under contracts in progress but not billable at the respective balance sheet dates. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

3.    Property, equipment and improvements are stated at cost and consisted of the following at March 31, 2002 and September 30, 2001 (in thousands):

	March 31, 2002	September 30, 2001
Land	7,840	7,106
Buildings	51,191	51,725
Equipment	239,186	231,322
Leasehold improvements	26,703	16,126
Construction in progress	11,929	16,290

	336,849	322,569
Accumulated depreciation and amortization	(184,531)	(172,590)

	152,318	149,979

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Other noncurrent assets consisted of the following at March 31, 2002 and September 30, 2001 (in thousands):

	March 31, 2002	September 30, 2001
Cash surrender value of life insurance policies	$45,197	$42,800
Investments	26,784	31,801
Deferred tax asset	18,874	18,054
Prepaid pension costs	16,047	16,377
Reimbursable pension costs	9,960	11,388
Notes receivable	10,239	9,764
Miscellaneous	16,766	13,054

	$143,867	$143,238

5.    On February 12, 2002, the Company’s Board of Directors approved a two-for-one stock split. The stock split was distributed on April 1, 2002 in the form of a 100% stock dividend to shareholders of record on March 1, 2002.

The stock split resulted in the issuance of 27.1 million shares of common stock. Par value of the stock is unchanged at $1 per share and accordingly, $27.1 million was transferred from additional paid in capital to common stock on April 1, 2002.

The effect of the stock split has been recognized retroactively in all per share data in the accompanying condensed consolidated financial statements. The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Weighted average shares outstanding (denominator used to compute basic EPS)	53,953	53,012	53,876	52,938
Effect of employee and outside director stock options	1,229	1,285	1,302	1,149

Denominator used to compute diluted EPS	55,182	54,297	55,178	54,087

6.    During the six months ended March 31, 2002 and 2001, the Company made cash payments of approximately $3.6 million and $5.7 million, respectively, for interest and $19.7 million and $13.0 million, respectively, for income taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    On October 31, 2001, the Company completed the acquisition of McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering) (collectively, “Delta”). Delta provides engineering, construction, and maintenance services to various industries including upstream oil and gas, petroleum refining, petrochemicals, and chemicals. The total purchase price of $47.5 million in cash was financed with a new, short-term $50.0 million credit facility. The Delta acquisition was accounted for as a purchase. Accordingly, the Company’s consolidated results of operations include those of Delta from the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values. The purchase price allocation, which may be adjusted further, resulted in goodwill of approximately $40.1 million.

In January 1999, the Company completed its Agreement and Plan of Merger with Sverdrup Corporation (“Sverdrup”). In accordance with the merger agreement, each outstanding share of common stock of Sverdrup was converted into the right to receive (i) a proportional share of the total amount of initial merger consideration of $198.0 million paid at closing; and, (ii) a proportional amount of any additional merger consideration payable after each of the first three anniversaries of the date of the merger (“Deferred Merger Consideration”). The maximum amount payable as Deferred Merger Consideration at March 31, 2002 was $10.0 million.

8.    Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Instead, these assets must be tested for impairment using a fair value approach in accordance with SFAS 142.

At September 30, 2001, the Company’s goodwill was $317.7 million. The Company is required to complete the initial step of a transitional impairment test of such existing goodwill. An impairment loss, if any, resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle.

The Company completed the initial impairment test of its goodwill during the second quarter of fiscal 2002. The test indicated no impairment and accordingly the Company has made no adjustments to its goodwill balances.

The Company will also be required to test the value of its goodwill annually. Subsequent impairment losses, if any, will be reflected as a charge to income in the Company’s consolidated statement of earnings in the period they become known.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by SFAS 142, the Company eliminated the amortization of goodwill effective October 1, 2001. Prior year results have not been restated. Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company’s net earnings and earnings per share data would have been as follows (in thousands, except per share data):

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2002	2001	2002	2001
Net Earnings:
As reported	$26,880	$21,560	$52,750	$41,660
Goodwill amortization, net of tax	—	1,304	—	3,001

As adjusted	$26,880	$22,864	$52,750	$44,661

Basic Earnings Per Share:
As reported	$0.50	$0.41	$0.98	$0.79
Goodwill amortization, net of tax	—	0.02	—	0.05

As adjusted	$0.50	$0.43	$0.98	$0.84

Diluted Earnings Per Share:
As reported	$0.49	$0.40	$0.96	$0.77
Goodwill amortization, net of tax	—	0.02	—	0.05

As adjusted	$0.49	$0.42	$0.96	$0.82

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
March 31, 2002

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference from pages C-5 through C-12 of Exhibit 13 to the Company’s 2001 Annual Report on Form 10-K).

Results of Operations

On April 1, 2002, the Company completed a two-for-one stock split which was distributed in the form of a 100% stock dividend to shareholders of record on March 1, 2002. Accordingly, earnings per share calculations for all periods presented have been restated to give effect to the stock split retroactively. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of the stock split transaction.

On October 31, 2001, the Company completed the acquisition of McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering) (collectively, “Delta”). See Note 7 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Delta transaction.

The Company’s consolidated results of operations for the second quarter and six months ending March 31, 2002 include those of Delta, GIBB and Stork Phase II from the dates of their respective acquisitions. The operations of Stork Phase II and GIBB were consolidated in the second and third quarters, respectively, of fiscal 2001. The Company’s operating results during the current fiscal periods were not significantly impacted by the operations of Stork Phase II.

The Company recorded net earnings of $26.9 million, or $0.49 per diluted share, for the three months ended March 31, 2002, compared to net earnings of $21.6 million, or $0.40 per diluted share for the same period last year. For the six months ended March 31, 2002, the Company recorded net earnings of $52.8 million, or $0.96 per diluted share, compared to net earnings of $41.7 million, or $0.77 per diluted share, for the same period last year.

Effective October 1, 2001, the Company eliminated the amortization of goodwill in accordance with Statement of Financial Accounting Standard No. 142—“Goodwill and Other Intangible Assets”. The results for the prior year periods have not been restated. Had goodwill amortization not been recorded in the quarter and six months ended March 31, 2001, net earnings would have been $22.9 million, or $0.42 per diluted share, and $44.7 million, or $0.82 per diluted share, respectively. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional discussion of SFAS 142.

During the three months ended March 31, 2002, total revenues increased by $136.7 million, or 13.5%, to $1.1 billion, compared to total revenues of $1.0 billion for the same period in fiscal 2001. Approximately 17%, or $198.3 million of revenues during the second quarter of fiscal 2002 were generated by the Delta and GIBB acquisitions combined.

During the six months ended March 31, 2002, total revenues increased by $235.7 million, or 12.2%, to $2.2 billion, compared to $1.9 billion for the same period in fiscal 2001. Approximately 15%, or $324.4 million of revenues during the first half of fiscal 2002 were generated by the Delta and GIBB acquisitions combined.

The following tables set forth the Company’s revenues by type of service for the quarter and six months ended March 31 of each fiscal year (in thousands):

Three months ended March 31:

	2002	2001	% Change
Project Services	$489,910	$422,185	16.0%
Construction	503,125	439,436	14.5%
Operations and Maintenance	106,477	116,472	(8.6)%
Process, Scientific and Systems Consulting	47,099	31,776	48.2%

	$1,146,611	$1,009,869	13.5%

Six months ended March 31:

	2002	2001	% Change
Project Services	$965,868	$842,205	14.7%
Construction	895,757	806,631	11.1%
Operations and Maintenance	222,371	229,505	(3.1)%
Process, Scientific and Systems Consulting	90,801	60,710	49.6%

	$2,174,797	$1,939,051	12.2%

As a percentage of revenues, direct costs of contracts was 87.2% and 86.9%, respectively, for the three and six months ended March 31, 2002, compared to 88.0% and 87.9% for the same periods in fiscal 2001. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various types of services provided by the Company.

Selling, general and administrative (“SG&A”) expenses for the second quarter of fiscal 2002 increased by $17.9 million, or 20.7%, to $104.2 million, compared to $86.3 million for the second quarter of fiscal 2001. For the first half of fiscal 2002, SG&A expenses increased by $34.9 million, or 21.1%, to $200.7 million, compared to $165.8 million for the same period last year. The increases in SG&A expenses during the current fiscal periods reflect the inclusion of the operations of Delta, GIBB and Stork Phase II, which contributed a total of $9.6 million and $19.4 million, respectively, to SG&A expenses during the second quarter and first half of fiscal 2002. Excluding the impact of the acquisitions that were completed after the first half of fiscal 2001, and the impact of eliminating goodwill amortization in fiscal 2002, SG&A expenses increased by $9.8 million, or 11.6%, and by $19.1 million, or 11.8%, respectively, during the second quarter and first half of fiscal 2002 compared to the same periods last year. As a percentage of revenues, consolidated SG&A expenses for the second quarter and first half of fiscal 2002 increased to 9.1% and 9.2%, respectively, compared to 8.5% and 8.6%, respectively, for the same periods last year.

During the second quarter ended March 31, 2002, the Company’s operating profit (defined as revenues, less direct costs of contracts and SG&A expenses) increased by $7.2 million, or 20.6%, to $42.4 million, compared to $35.1 million during the same period last year. For the first half of fiscal 2002, the Company’s operating profit increased by $15.0 million, or 22.0%, to $83.4 million, compared to $68.3 million during the same period last year. The increases in the Company’s operating profit for the second quarter and first half of fiscal 2002 as compared to the same periods in fiscal 2001 were due primarily to significant increases in business volume and the elimination of goodwill amortization. Operating profit was 3.7% and 3.8% of revenues, respectively, in the second quarter and first half of fiscal 2002, compared to 3.5% of revenues in both the second quarter and first half of fiscal 2001. Excluding the impact of goodwill amortization on last year’s results, operating profit would have been 3.6% and 3.7% of revenues, respectively, in the second quarter and first half of fiscal 2001.

During the second quarter of fiscal 2002, interest expense decreased by $1.0 million, or 36.3%, to $1.8 million, compared to interest expense of $2.9 million for the same period last year. During the first half of fiscal 2002, interest expense decreased by $1.8 million, or 30.8%, to $4.1 million, compared to interest expense of $5.9 million for the same period last year. The decreases in interest expense in the current fiscal periods as compared to the same periods last year were due to a combination of lower interest rates and reduced borrowing levels. At March 31, 2002, the Company had total debt of $143.1 million, compared to $165.1 million at March 31, 2001. Total debt at March 31, 2002 included $35.5 million outstanding under a short-term credit facility that was used to finance the acquisition of Delta. At March 31, 2002 and 2001, outstanding borrowings under the $230.0 million revolving credit facility were $105.6 million bearing interest of 3.7% and $160.6 million bearing interest of 6.3%, respectively.

Backlog Information

Beginning with the second quarter of fiscal 2002, the Company reclassified certain engineering and scientific and systems consulting activities related to operations and maintenance contracts from technical professional services backlog to field services backlog. Backlog for the comparable prior period has been revised accordingly.

The following table summarizes the Company’s backlog at March 31, 2002 and 2001 (in millions):

	2002	2001
Technical professional services	$2,769.5	$2,393.0
Field services	3,757.8	3,487.0

Total backlog	$6,527.3	$5,880.0

Liquidity and Capital Resources

During the six months ended March 31, 2002, the Company’s cash and cash equivalents increased by $4.9 million, to $54.1 million. This compares to a net increase of $31.7 million, to $97.6 million, during the same period in fiscal 2002. During the first half of fiscal 2002, the Company experienced net cash inflows from operating activities of $103.8 million, offset in part by net cash outflows from investing and financing activities, and the effect on cash of exchange rate changes, of $67.9 million, $27.1 million, and $4.0 million, respectively.

Operations resulted in net cash inflows of $103.8 million during the six months ended March 31, 2002. This compares to a net contribution of $29.4 million during the same period in fiscal 2001. The $74.4 million increase in cash provided by operations in the first half of fiscal 2002 as compared to the first half of fiscal 2001 was due primarily to an increase in inflows of $61.1 million relating to the timing of cash receipts and payments within the Company’s working capital accounts, increases in net earnings and deferred income taxes of $11.1 million and $5.2 million, respectively, partially offset by a decrease in inflows of $3.6 million relating to the elimination of the amortization of goodwill beginning in the current fiscal year.

The Company’s investing activities resulted in net cash outflows of $67.9 million during the six months ended March 31, 2002. This compares to net cash outflows of $12.7 million during the same period last year. The net increase of $55.2 million in cash used for investing activities in the first half of fiscal 2002 as compared to the first half of fiscal 2001 was due primarily to $43.5 million of net cash used for the acquisition of Delta, a decrease in disposals to property and equipment of $12.6 million, and a net increase in other noncurrent assets of $4.4 million. These outflows were partially offset by an increase of $3.3 million in proceeds from sales of marketable securities and investments, and a decrease of $1.8 million in purchases of marketable securities and investments.

The Company’s financing activities resulted in net cash outflows of $27.1 million during the six months ended March 31, 2002. This compares to net cash inflows of $15.2 million during the same period last year. The $42.3 million net increase in cash used for financing activities in the current period as compared to last year was due primarily to increases in repayments of long-term borrowings of $231.6 million. These outflows were partially offset by increases in proceeds from long-term and short-term borrowings of $158.7 million and $32.6 million, respectively. Total borrowing activity for the first half of fiscal 2002 resulted in net repayments of $38.6 million, compared to net additional borrowings of $1.6 million in the same period last year.

The Company believes it has adequate capital resources to fund its operations during the remainder of fiscal 2002 and beyond. The Company’s consolidated working capital position was $194.9 million at March 31, 2002. As discussed earlier, the Company has a long-term $230.0 million revolving credit facility against which $105.6 million was outstanding at March 31, 2002 in the form of direct borrowings. At March 31, 2002, the Company had $106.4 million available through committed short-term credit facilities, which included the $50.0 million credit facility established for the Delta acquisition. At March 31, 2002, these short-term credit facilities had $35.7 million outstanding in the form of direct borrowings.

Under its stock repurchase program, the Company is authorized to buy-back up to 3.0 million shares of its common stock in the open market. Repurchases of common stock will be financed from existing credit facilities and available cash balances. From inception of the program through December 31, 2001, the Company had repurchased a total of 1,866,200 shares of its common stock in the open market at a total cost of $59.0 million. Substantially all of these treasury shares were eventually reissued for the Company’s employee stock purchase and incentive stock plans. There were no repurchases of common stock for treasury during the second fiscal quarter ending March 31, 2002.

Forward-Looking Statements

Statements included in this Management’s Discussion and Analysis that are not based on historical facts are “forward-looking statements”, as that term is discussed in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current estimates, expectations and projections about the issues discussed, the industries in which the Company’s clients operate and the services the Company provides. By their nature, such forward-looking statements involve risks and uncertainties. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance in connection with any discussion of future operating or financial performance. The Company cautions the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in its forward-looking statements including the following:

•	increase in competition by foreign and domestic competitors;

•	availability of qualified engineers and other professional staff needed to execute contracts;

•	the timing of new awards and the funding of such awards;

•	the ability of the Company to meet performance or schedule guarantees;

•	cost overruns on fixed, maximum or unit priced contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	the cyclical nature of the individual markets in which the Company’s customers operate; and,

•	the successful closing and/or subsequent integration of any merger or acquisition transaction.

The preceding list is not all-inclusive, and the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers of this Management’s Discussion and Analysis should also read the Company’s most recent Annual Report on Form 10-K for a further description of the Company’s business, legal proceedings and other information that describes factors that could cause actual results to differ from such forward-looking statements.

PART II—OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The Company's 2002 Annual Meeting of Shareholders was held at the Company’s headquarters on February 12, 2002, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated January 7, 2002, copies of which have been filed with the Commission pursuant to Regulation 14A.

There were three matters voted upon by the stockholders at the Annual Meeting. Those matters were:

1.    To elect a slate of directors as nominated in the proxy statement (Dr. Joseph J. Jacobs, Dr. Dale R. Laurance, and Linda Fayne Levinson);

2.    To approve the Company’s Global Employee Stock Purchase Plan; and,

3.    To approve the appointment of Ernst & Young LLP as independent auditors for the year ending September 30, 2002.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

	Votes For	Votes Against or Withheld	Abstentions	Broker Non-votes
1. Election of Directors:
Dr. Joseph J. Jacobs	20,185,269	4,519,384	-0-	-0-
Dr. Dale R. Laurance	24,611,945	92,708	-0-	-0-
Linda Fayne Levinson	24,611,386	93,267	-0-	-0-
2. Approval of the Company’s
Global Employee Stock Purchase Plan	24,273,376	395,935	35,342	-0-
3. Ratification of the Appointment of Ernst & Young LLP as independent auditors	24,584,027	98,447	22,179	-0-

The Directors who did not stand for election at the Annual Meeting and whose terms of office continued after the Annual Meeting were: Messrs. Noel G. Watson, David M. Petrone, James L. Rainey, Jr., and Dr. James Clayburn LaForce; and Messrs. Peter H. Dailey, Robert C. Davidson, Jr., Robert B. Gwyn, Benjamin F. Montoya, and Dr. Linda K. Jacobs.

Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibits

None

(b) Reports on Form 8-K

On February 14, 2002, the Company filed with the Securities and Exchange Commission a Form 8-K dated February 12, 2002, announcing that the board of directors of the Company had approved a two-for-one stock split, to be effected in the form of a 100% stock dividend payable on April 1, 2002 to shareholders of record on March 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC. (Registrant)

By:	s/n JOHN W. PROSSER, JR.
John W. Prosser, Jr. Senior Vice President, Finance and Administration and Treasurer
Date: May 13, 2002