Form 10-Q
period 2002-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2002-08-12
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

(626) 578—3500

(Registrant’s telephone number, including area code)

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

☒ YES - ☐ NO

Number of shares of common stock outstanding at August 9, 2002: 54,392,841

JACOBS ENGINEERING GROUP INC.

INDEX TO FORM 10-Q

Page No.
Part I—Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets—June 30, 2002 and September 30, 2001	3

Condensed Consolidated Statements of Earnings—Three and Nine Months Ended June 30, 2002 and 2001	4

Condensed Consolidated Statements of Comprehensive Income—Three and Nine Months Ended June 30, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows—Nine Months Ended June 30, 2002 and 2001	6

Notes to Condensed Consolidated Financial Statements	7–10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11–15

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

Item 1. Financial Statements

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)
	June 30, 2002	September 30, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$50,289	$49,263
Receivables	842,478	817,160
Deferred income taxes	62,697	64,651
Prepaid expenses and other	17,865	15,085

Total current assets	973,329	946,159

Property, Equipment and Improvements, Net	149,600	149,979

Other Noncurrent Assets:
Goodwill, net	380,841	317,664
Other	136,925	143,238

Total other noncurrent assets	517,766	460,902

	$1,640,695	$1,557,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$2,278	$19,688
Accounts payable	231,148	197,712
Accrued liabilities	360,409	295,763
Billings in excess of costs	118,866	163,833
Income taxes payable	27,792	23,663

Total current liabilities	740,493	700,659

Long-term Debt	115,844	164,308

Other Deferred Liabilities	96,232	95,174

Minority Interests	5,689	5,098

Commitments and Contingencies

Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares, issued and outstanding—none	—	—
Common stock, $1 par value, authorized—100,000,000 shares, issued and outstanding— 54,387,641 and 26,872,358, respectively	54,388	26,872
Additional paid-in capital	99,576	105,612
Retained earnings	540,855	472,010
Accumulated other comprehensive loss	(10,360)	(10,620)

	684,459	593,874
Unearned compensation	(2,022)	(2,073)

Total stockholders’ equity	682,437	591,801

	$1,640,695	$1,557,040

See the accompanying Notes to Condensed Consolidated Financial Statements

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Months Ended June 30, 2002 and 2001
(In thousands, except per-share information)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues	$1,169,122	$1,041,417	$3,343,919	$2,980,468
Costs and Expenses:
Direct costs of contracts	(1,021,023)	(911,956)	(2,911,759)	(2,616,938)
Selling, general and administrative expenses	(104,551)	(92,691)	(305,250)	(258,446)

Operating Profit	43,548	36,770	126,910	105,084

Other (Expense) Income:
Interest income	744	890	1,805	2,901
Interest expense	(1,714)	(2,797)	(5,802)	(8,705)
Miscellaneous income, net	377	601	1,196	1,791

Total other expense net	(593)	(1,306)	(2,801)	(4,013)

Earnings Before Taxes	42,955	35,464	124,109	101,071
Income Tax Expense	(15,035)	(12,944)	(43,439)	(36,891)

Net Earnings	$27,920	$22,520	$80,670	$64,180

Net Earnings Per Share:
Basic	$0.51	$0.42	$1.49	$1.21
Diluted	$0.50	$0.41	$1.46	$1.18

See the accompanying Notes to Condensed Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended June 30, 2002 and 2001
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net Earnings	$27,920	$22,520	$80,670	$64,180

Other Comprehensive Income (Loss):
Unrealized holding gains on securities	751	2,275	1,732	2,711
Less: reclassification adjustment for gains realized in net earnings	(971)	(355)	(2,343)	(1,585)

Unrealized (losses) gains on securities, net of reclassification adjustment	(220)	1,920	(611)	1,126
Foreign currency translation adjustments	5,060	(1,035)	608	(630)

Other Comprehensive Income (Loss) Before Income Tax Benefit (Expense)	4,840	885	(3)	496
Income Tax Benefit (Expense) Relating to Other Comprehensive Income (Loss)	95	(697)	263	(395)

Other Comprehensive Income	4,935	188	260	101

Total Comprehensive Income	$32,855	$22,708	$80,930	$64,281

See the accompanying Notes to Condensed Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2002 and 2001
(In thousands)
(Unaudited)

	2002	2001
Cash Flows from Operating Activities:
Net earnings	$80,670	$64,180
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization of property, equipment and improvements	25,952	24,565
Amortization of goodwill	—	5,583
Gains on sales of assets	(2,239)	(2,489)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	42,388	(20,833)
Prepaid expenses and other current assets	616	319
Accounts payable	5,114	(27,282)
Accrued liabilities	31,443	22,758
Billings in excess of costs	(62,105)	(10,443)
Income taxes payable	7,692	2,767
Deferred income taxes	6,176	2,293
Other, net	507	347

Net cash provided by operating activities	136,214	61,765

Cash Flows from Investing Activities:
Acquisition of business, net of cash acquired	(43,529)	(28,605)
Additions to property and equipment	(25,982)	(32,910)
Disposals of property and equipment	2,552	13,383
Proceeds from sales of marketable securities and investments	6,709	2,536
Purchases of marketable securities and investments	(1,705)	(3,588)
Net increase in other noncurrent assets	(9,376)	(5,518)

Net cash used for investing activities	(71,331)	(54,702)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	299,077	77,871
Repayments of long-term borrowings	(388,111)	(45,521)
Net change in short-term borrowings	21,246	(5,960)
Exercises of stock options	11,545	10,441
Purchases of common stock for treasury	(2,003)	(6,722)
Change in other deferred liabilities	(128)	(849)

Net cash (used for) provided by financing activities	(58,374)	29,260

Effect of Exchange Rate Changes	(5,483)	(2,240)

Increase in Cash and Cash Equivalents	1,026	34,083
Cash and Cash Equivalents at Beginning of Period	49,263	65,848

Cash and Cash Equivalents at End of Period	$50,289	$99,931

See the accompanying Notes to Condensed Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2002 and September 30, 2001, its consolidated results of operations for the three and nine months ended June 30, 2002 and 2001, its consolidated comprehensive income for the three and nine months ended June 30, 2002 and 2001, and its consolidated cash flows for the nine months ended June 30, 2002 and 2001.

The Company’s interim results of operations are not necessarily indicative of the results to be expected for the full year.

2.
Included in receivables at June 30, 2002 and September 30, 2001 were recoverable amounts under contracts in progress of $412.4 million and $420.6 million, respectively, that represent amounts earned under contracts in progress but not billable at the respective balance sheet dates. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

3.	Property, equipment and improvements are stated at cost and consisted of the following at June 30, 2002 and September 30, 2001 (in thousands):

	June 30, 2002	September 30, 2001
Land	$7,851	$7,106
Buildings	52,823	51,725
Equipment	249,366	231,322
Leasehold improvements	27,018	16,126
Construction in progress	2,534	16,290

	339,592	322,569
Accumulated depreciation and amortization	(189,992)	(172,590)

	$149,600	$149,979

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

4.	Other noncurrent assets consisted of the following at June 30, 2002 and September 30, 2001 (in thousands):

	June 30, 2002	September 30, 2001
Cash surrender value of life Insurance policies	$46,396	$42,800
Investments	27,960	31,801
Deferred tax asset	18,916	18,054
Prepaid pension costs	16,642	16,377
Reimbursable pension costs	9,917	11,388
Notes receivable	10,106	9,764
Miscellaneous	6,988	13,054

	$136,925	$143,238

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

The effect of the stock split has been recognized retroactively in all per share data in the accompanying condensed consolidated financial statements. The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Weighted average shares outstanding (denominator used to compute basic EPS)	54,334	53,478	54,019	53,117
Effect of employee and outside director stock options	1,347	1,430	1,323	1,278

Denominator used to compute diluted EPS	55,681	54,908	55,342	54,395

6.
During the nine months ended June 30, 2002 and 2001, the Company made cash payments of approximately $5.0 million and $8.6 million, respectively, for interest and $25.0 million and $31.4 million, respectively, for income taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

7.
On October 31, 2001, the Company completed the acquisition of McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering) (collectively, “Delta”). Delta provides engineering, construction, and maintenance services to various industries including upstream oil and gas, petroleum refining, petrochemicals, and chemicals. The total purchase price of $47.5 million in cash was financed with a new, short-term $50.0 million credit facility. The Delta acquisition was accounted for as a purchase. Accordingly, the Company’s consolidated results of operations include those of Delta from the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values. The purchase price allocation, which may be adjusted further, resulted in goodwill of approximately $43.9 million.

In January 1999, the Company completed its Agreement and Plan of Merger with Sverdrup Corporation (“Sverdrup”). In accordance with the merger agreement, each outstanding share of common stock of Sverdrup was converted into the right to receive (i) a proportional share of the total amount of initial merger consideration of $198.0 million paid at closing; and, (ii) a proportional amount of any additional merger consideration payable after each of the first three anniversaries of the date of the merger (“Deferred Merger Consideration”). The final amount payable as Deferred Merger Consideration of $10.0 million was paid on July 16, 2002.

8.
Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 – Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Instead, these assets must be tested for impairment using a fair value approach in accordance with SFAS 142.

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
June 30, 2002

As required by SFAS 142, the Company eliminated the amortization of goodwill effective October 1, 2001. Prior year results have not been restated. Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company’s net earnings and earnings per share data would have been as follows (in thousands, except per share data):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2002	2001	2002	2001
Net Earnings:
As reported	$27,920	$22,520	$80,670	$64,180
Goodwill amortization, net of tax	—	1,611	—	4,612

As adjusted	$27,920	$24,131	$80,670	$68,792

Basic Earnings Per Share:
As reported	$0.51	$0.42	$1.49	$1.21
Goodwill amortization, net of tax	—	0.03	—	0.09

As adjusted	$0.51	$0.45	$1.49	$1.30

Diluted Earnings Per Share:
As reported	$0.50	$0.41	$1.46	$1.18
Goodwill amortization, net of tax	—	0.03	—	0.08

As adjusted	$0.50	$0.44	$1.46	$1.26

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
June 30, 2002

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s consolidated results of operations include those of Delta, GIBB and Stork Phase II from the dates of their respective acquisitions. The operations of Stork Phase II and GIBB were consolidated in the second and third quarters, respectively, of fiscal 2001. The Company’s operating results during the current and prior fiscal periods were not significantly impacted by the operations of Stork Phase II and GIBB.

The Company recorded net earnings of $27.9 million, or $0.50 per diluted share, for the three months ended June 30, 2002, compared to net earnings of $22.5 million, or $0.41 per diluted share for the same period last year. For the nine months ended June 30, 2002, the Company recorded net earnings of $80.7 million, or $1.46 per diluted share, compared to net earnings of $64.2 million, or $1.18 per diluted share, for the same period last year.

Effective October 1, 2001, the Company eliminated the amortization of goodwill in accordance with Statement of Financial Accounting Standard No. 142—“Goodwill and Other Intangible Assets”. The results for the prior year periods have not been restated. Had goodwill amortization not been recorded in the quarter and nine months ended June 30, 2001, net earnings would have been $24.1 million, or $0.44 per diluted share, and $68.8 million, or $1.26 per diluted share, respectively. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional discussion of SFAS 142.

During the three months ended June 30, 2002, total revenues increased by $127.7 million, or 12.3%, to $1.2 billion, compared to total revenues of $1.0 billion for the same period in fiscal 2001. Approximately 12%, or $145.9 million of revenues during the third quarter of fiscal 2002 were generated by Delta’s operations.

During the nine months ended June 30, 2002, total revenues increased by $363.5 million, or 12.2%, to $3.3 billion, compared to $3.0 billion for the same period in fiscal 2001. Approximately 13%, or $425.9 million of revenues during the first nine months of fiscal 2002 were generated by Delta’s operations.

The following tables set forth the Company’s revenues by type of service for the quarter and nine months ended June 30 of each fiscal year (in thousands):

Three months ended June 30:

	2002	2001	% Change
Project Services	$518,298	$463,342	11.9%
Construction	497,013	436,099	14.0%
Operations and Maintenance	115,345	107,789	7.0%
Process, Scientific and
Systems Consulting	38,466	34,187	12.5%

	$1,169,122	$1,041,417	12.3%

Nine months ended June 30:

	2002	2001	% Change
Project Services	$1,484,166	$1,305,547	13.7%
Construction	1,392,770	1,242,730	12.1%
Operations and Maintenance	337,716	337,294	0.1%
Process, Scientific and
Systems Consulting	129,267	94,897	36.2%

	$3,343,919	$2,980,468	12.2%

As a percentage of revenues, direct costs of contracts was 87.3% and 87.1%, respectively, for the three and nine months ended June 30, 2002, compared to 87.6% and 87.8% for the same periods in fiscal 2001. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various types of services provided by the Company.

Selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal 2002 increased by $11.9 million, or 12.8%, to $104.6 million, compared to $92.7 million for the third quarter of fiscal 2001. For the first nine months of fiscal 2002, SG&A expenses increased by $46.8 million, or 18.1%, to $305.2 million, compared to $258.4 million for the same period last year. The increases in SG&A expenses during the current fiscal periods reflect the inclusion of the operations of Delta, GIBB and Stork Phase II, which contributed a total of $10.2 million and $29.7 million, respectively, to SG&A expenses during the third quarter and nine months ended June 30, 2002. Excluding the impact of the Delta and GIBB acquisitions, and the impact of eliminating goodwill amortization in fiscal 2002, SG&A expenses increased by $6.8 million, or 7.8%, and by $25.9 million, or 10.4%, respectively, during the third quarter and first nine months of fiscal 2002 compared to the same periods last year. As a percentage of revenues, consolidated SG&A expenses was 8.9% during the third quarters of both fiscal 2002 and 2001, and 9.1% during the first nine months of fiscal 2002 compared to 8.7% for the same period last year.

During the third quarter ended June 30, 2002, the Company’s operating profit (defined as revenues, less direct costs of contracts and SG&A expenses) increased by $6.8 million, or 18.4%, to $43.5 million, compared to $36.8 million during the same period last year. For the nine months ended June 30, 2002, the Company’s operating profit increased by $21.8 million, or 20.8%, to $126.9 million, compared to $105.1 million during the same period last year. The increases in the Company’s operating profit for the third quarter and first nine months of fiscal 2002 as compared to the same periods in fiscal 2001 were due primarily to increases in business volume and the elimination of goodwill amortization. Operating profit was 3.7% and 3.8% of revenues, respectively, in the third quarter and first nine months of fiscal 2002, compared to 3.5% of revenues in both the third quarter and first nine months of fiscal 2001. Excluding the impact of goodwill amortization on last year’s results, operating profit would have been 3.7% in both the third quarter and first nine months of fiscal 2001.

During the third quarter of fiscal 2002, interest expense decreased by $1.1 million, or 38.7%, to $1.7 million, compared to interest expense of $2.8 million for the same period last year. During the nine months ended June 30, 2002, interest expense decreased by $2.9 million, or 33.4%, to $5.8 million, compared to interest expense of $8.7 million for the same period last year. The decreases in interest expense in the current fiscal periods as compared to the same periods last year were due to a combination of lower interest rates and reduced borrowing levels. At June 30, 2002, the Company had total debt of $118.1 million, compared to $191.2 million at June 30, 2001. During the current quarter, the Company converted its short-term, $50.0 million credit facility that was used to finance the acquisition of Delta in the first quarter of fiscal 2002, to a long-term, $40.0 million facility due in January 2004. At June 30, 2002, this long-term facility had an outstanding balance of $38.4 million bearing interest of 3.3%. At June 30, 2002 and 2001, outstanding borrowings under the $230.0 million revolving credit facility were $77.5 million bearing interest of 3.5% and $177.7 million bearing interest of 4.9%, respectively.

Backlog Information

Beginning with the second quarter of fiscal 2002, the Company reclassified certain engineering and scientific and systems consulting activities related to operations and maintenance contracts from technical professional services backlog to field services backlog. Backlog for the comparable prior period has been revised accordingly.

The following table summarizes the Company’s backlog at June 30, 2002 and 2001 (in millions):

	2002	2001
Technical professional services	$2,989.4	$2,437.5
Field services	3,638.6	3,472.3

Total backlog	$6,628.0	$5,909.8

Liquidity and Capital Resources

During the nine months ended June 30, 2002, the Company’s cash and cash equivalents increased by $1.0 million, to $50.3 million. This compares to a net increase of $34.1 million, to $99.9 million, during the same period in fiscal 2001. During the nine months ended June 30, 2002, the Company experienced net cash inflows from operating activities of $136.2 million, offset in part by net cash outflows from investing and financing activities, and the effect on cash of exchange rate changes, of $71.3 million, $58.4 million, and $5.5 million, respectively.

Operations resulted in net cash inflows of $136.2 million during the nine months ended June 30, 2002. This compares to a net contribution of $61.8 million during the same period in fiscal 2001. The $74.4 million increase in cash provided by operations in the first nine months of fiscal 2002 as compared to the same period in fiscal 2001 was due primarily to an increase in inflows of $57.9 million relating to the timing of cash receipts and payments within the Company’s working capital accounts, increases in net earnings and deferred income taxes of $16.5 million and $3.9 million, respectively, partially offset by a decrease in inflows of $5.6 million relating to the elimination of the amortization of goodwill beginning in the current fiscal year.

The Company’s investing activities resulted in net cash outflows of $71.3 million during the nine months ended June 30, 2002. This compares to net cash outflows of $54.7 million during the same period last year. The net increase of $16.6 million in cash used for investing activities in the first nine months of fiscal 2002 as compared to the same period in fiscal 2001 was due primarily to an increase of $14.9 million of net cash used for acquisitions, a decrease in disposals of property and equipment of $10.8 million, and a net increase in other noncurrent assets of $3.9 million. These outflows were partially offset by a decrease of $6.9 million in additions to property and equipment, an increase of $4.2 million in proceeds from sales of marketable securities and investments, and a decrease of $1.9 million in purchases of marketable securities and investments.

The Company’s financing activities resulted in net cash outflows of $58.4 million during the nine months ended June 30, 2002. This compares to net cash inflows of $29.3 million during the same period last year. The $87.6 million net increase in cash used for financing activities in the current period as compared to last year was due primarily to increases in repayments of long-term borrowings of $342.6 million. These outflows were partially offset by increases in proceeds from long-term and short-term borrowings of $221.2 million and $27.2 million, respectively, and by a decrease of $4.7 million in purchases of common stock for treasury. Total borrowing activity for the first nine months of fiscal 2002 resulted in net repayments of $67.8 million, compared to net additional borrowings of $26.4 million in the same period last year.

The Company believes it has adequate capital resources to fund its operations during the remainder of fiscal 2002 and beyond. The Company’s consolidated working capital position was $232.8 million at June 30, 2002. As discussed earlier, the Company has a long-term $230.0 million revolving credit facility and a long-term $40.0 million facility (originally established as a short-term credit facility in connection with the Delta acquisition), against which $77.5 million and $38.4 million, respectively, were outstanding at June 30, 2002 in the form of direct borrowings. At June 30, 2002, the Company had $48.1 million available through committed short-term credit facilities, against which $2.3 million was outstanding in the form of direct borrowings.

Under its stock repurchase program, the Company is authorized to buy-back up to 3.0 million shares of its common stock in the open market. Repurchases of common stock will be financed from existing credit facilities and available cash balances. From inception of the program through December 31, 2001, the Company had repurchased a total of 1,866,200 shares of its common stock in the open market at a total cost of $59.0 million. Substantially all of these treasury shares were eventually reissued for the Company’s employee stock purchase and incentive stock plans. There were no repurchases of common stock for treasury during the second and third quarters of fiscal 2002.

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

PART II — OTHER INFORMATION

Item	6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

99.1 – Statement by Chief Executive Officer and by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 2, 2002, the Company filed with the Securities and Exchange Commission a Form 8-K dated April 1, 2002, announcing the completion of a previously announced two-for-one stock split, that was paid in the form of a 100% stock dividend to shareholders of record on March 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC. (Registrant)

By:	/s/ JOHN W. PROSSER, JR.
John W. Prosser, Jr.
Senior Vice President, Finance
and Administration and Treasurer

Date:    August 12, 2002