Form 10-K
period 2002-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2002-12-27
CIK 52988

2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7463

Jacobs Engineering Group Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	95-4081636 (I.R.S. employer identification number)

1111 South Arroyo Parkway, Pasadena, California (Address of principal executive offices)	91105 (Zip code)

Registrant’s telephone number, including area code (626) 578-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $1.795 billion as of December 24, 2002, based upon the last reported sales price on the New York Stock Exchange. For this purpose, the Registrant considers Dr. Joseph J. Jacobs to be its only affiliate.

As of December 24, 2002, the Registrant had outstanding 54,802,384 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement issued in connection with its 2003 Annual Meeting of Shareholders (Part II and Part III).

PART I

Item 1.    BUSINESS

General
Jacobs Engineering Group Inc. was incorporated under the laws of the State of Delaware on January 8, 1987. On March 4, 1987, it succeeded by merger to the business and assets of Jacobs Engineering Group Inc., a California corporation that, in 1974, had succeeded to a business organized originally by Dr. Joseph J. Jacobs in 1947. Unless the context otherwise requires, all references herein to “Jacobs” or the “Registrant” are to Jacobs Engineering Group Inc. and its predecessors, and references to the “Company”, “we”, “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries. The Registrant’s common stock has been publicly held since 1970 and is currently listed on the New York Stock Exchange.

The Company is one of the largest professional services firms in the United States. Our business is focused exclusively on providing a broad range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. Specifically, we provide project services (which includes engineering, design, architectural and similar services); process, scientific and systems consulting services; operations and maintenance services; and construction services. We provide these services through offices and subsidiaries located in the United States, Canada, Europe, Asia, Mexico and Australia.

We concentrate our services on selected industry groups and markets including chemicals and polymers; buildings (which includes projects in the fields of health care and education, as well as civic, governmental, and commercial buildings); federal programs; pharmaceuticals and biotechnology; exploration, production and refining; infrastructure; technology and manufacturing; and pulp and paper, among others.

Over the past several years, we have grown our business through both internal initiatives and strategic mergers and acquisitions. These mergers and acquisitions have allowed us to (i) expand or enhance the range of services we provide our clients; (ii) expand our client base; and/or (iii) provide access to new geographic areas. A discussion of some of the more recent mergers and acquisitions follows:

•
In October 2001, we acquired McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering) (collectively, “Delta”). Delta provides engineering, construction, and maintenance services to various industries including upstream oil and gas, petroleum refining, petrochemicals, and chemicals. The businesses acquired have approximately 3,500 employees conducting operations located primarily in Canada and the United Kingdom.

•
In May 2001, we purchased from LawGibb Group Inc. substantially all of its international engineering, and construction management business (the “GIBB businesses”). Headquartered in the United Kingdom, the GIBB businesses are a leading international engineering consultancy firm, providing technical, professional, and construction services in the fields of transportation, civil and structural engineering, water and wastewater, environmental and geotechnical services, infrastructure, building and building services, information technology, defense, finance, and commerce. The businesses acquired have approximately 900 employees conducting operations located primarily in the United Kingdom and certain other European countries.

•
In February 2001, we finalized the second phase of a two-part transaction to acquire from Stork N.V., the Netherlands, all of its engineering and contracting business (the “Stork E&C businesses”). The first phase of the transaction (“Stork Phase I”) was completed in February 2000. The Stork Phase I entities employ approximately 1,500 technical professional staff in offices located principally in Belgium, Germany, Southeast Asia, and certain locations in the Netherlands. The second phase of the transaction (“Stork Phase II”) involved the balance of Stork N.V.’s engineering and construction management operations in the Netherlands and the Middle East. The Stork Phase II entities employ approximately 500 technical professional staff. The Stork businesses, headquartered in Leiden, the Netherlands, provide a broad range of engineering and construction management services to clients in the refining, chemicals, basic resources, and facilities industries, among others.

•
In fiscal 1999, we merged with the Sverdrup Corporation (“Sverdrup”). As a result of this transaction, Sverdrup became a wholly-owned subsidiary of Jacobs. Headquartered in St. Louis, Missouri, Sverdrup provides engineering, architecture, construction, and scientific services for the development, design, construction, and operation of buildings, infrastructure projects and advanced technical systems for public and private sector clients in the United States and internationally. At the time of the merger, Sverdrup employed more than 5,600 people in offices located throughout the United States and in selected countries abroad. The Sverdrup transaction expanded our business opportunities in several key markets (e.g., infrastructure and defense), added professional staff, and provided us with presence in new geographies.

In addition to the particular advantages described above, these mergers and acquisitions have allowed us to grow our relationships with our major clients. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our major clients.

Services Provided
As discussed above, our business is to provide technical, professional, and construction services. The services we provide can be generally classified into four broad categories: project services (which includes engineering, design, architectural, and similar services); process, scientific, and systems consulting services; operations and maintenance services; and construction services. The scope of services we can provide our clients, therefore, range from consulting services, which are often required by clients in the very early stages of a project, to complete, single-responsibility, design-build-operate contracts.

The following table sets forth the revenues of the Company from each of its four service categories for each of the five fiscal years ended September 30 (in thousands of dollars):

	2002	2001	2000	1999	1998
Project Services	$1,977,173	$1,807,831	$1,746,148	$1,137,810	$861,608
Construction	1,932,613	1,569,781	1,091,788	1,232,181	961,575
Operations and Maintenance	469,508	445,742	462,774	417,026	266,799
Process, Scientific and Systems Consulting	176,367	133,639	118,232	87,990	11,163

	$4,555,661	$3,956,993	$3,418,942	$2,875,007	$2,101,145

Project Services
We employ all of the engineering, design, architectural and related disciplines needed to design and engineer modern process plants (including projects for clients in the chemicals and polymers, pharmaceuticals and biotechnology, oil & gas, refining, food and consumer products, and basic resources industries); industrial and commercial buildings (including facilities in the health care, education, and criminal justice markets, as well as commercial buildings for clients in the private sector); infrastructure projects (including highways, roads, bridges, and other transportation systems and facilities); technology and manufacturing facilities (for clients in the semiconductor, electronics, automotive, aerospace, and defense industries); pulp and paper plants; and other facilities. We also employ many of the requisite scientific, technical, and program management capabilities necessary to provide program integration, testing and evaluation services for clients in the defense and aerospace industries and in support of environmental programs, primarily for agencies of the U.S. federal government.

Also included in the category of “Project Services” are construction management services as well as all of the related services (such as cost engineering, planning, scheduling, procurement, estimating, project accounting, and quality and safety) necessary to support our engineering, design, construction, construction and program management, operations and maintenance, and consulting services.

In the area of construction management, we provide our clients with a wide range of services as an agent for our clients. We may act as the program director, whereby we oversee, on the project owner’s behalf, the complete planning, design, and construction phases of the project; alternatively, our services may be limited to providing construction consulting.

Construction
We provide traditional field construction services to private and public sector clients in virtually all of the industries to which we provide project services. We can also provide our clients with modular construction technology. Our modular approach is an advanced form of off-site engineering and design, fabrication, assembly, and field erection. A modular approach provides clients with an alternative approach to traditional methods of engineering and construction, which can compress and shorten the construction schedule. And in the environmental area, recent contract awards from clients in the public sector require us to perform environmental remedial construction services.

Historically, our field construction activities have focused primarily on those construction projects for which we performed the related engineering and design work. By focusing our construction efforts on such projects, we seek to avoid the risk of constructing complex plants and facilities based on designs prepared by third parties. The financial risk to us of constructing complex plants and facilities based on designs prepared by third parties may be particularly significant on fixed-price contracts.

We actively market all of our services to clients for projects where the scope of services required is within our fields of expertise. We believe that by integrating and bundling our services (i.e., providing design, engineering, and construction services on the same project), we can price our services more competitively and can enhance the overall contract profitability. We also believe that clients benefit from such an approach because they can look to us as a single-source provider of design/build services. However, we will continue to pursue construction-only projects where we can negotiate pricing and other contract terms we find acceptable.

Operations & Maintenance (“O&M”)
O&M generally refers to all of the tasks required to operate and maintain large, complex facilities on behalf of clients. In such situations, we can provide key management and support services over all of the facility’s operations, including subcontractors and other on-site personnel. Within the environmental area, O&M often includes engineering and technical support services as well as program management services necessary to remediate contaminated sites. Within the aerospace and defense areas, O&M often requires us to provide all of the management and technical support services necessary to operate and maintain engine test facilities, weapons integration, and high-tech simulation and verification centers. Such O&M contracts also frequently require us to provide facilities management and maintenance services, utilities operations and maintenance services, property management and disposition service, and construction support services.

This category also includes plant maintenance services, which generally involve all of the tasks required to keep a plant (typically a refinery or chemical plant) in day-to-day operation. This includes the repair and replacement of pumps, piping, heat exchangers and other equipment as well as “turnaround” work, which involves major refurbishment that can only be performed when the plant is shut-down. Since shutdowns are expensive to the owners of the plant, turnaround work often requires maximizing the number of skilled craft personnel that can work efficiently on a project on a 24-hours-per-day, seven-days-per-week basis. We utilize sophisticated computer scheduling and programming to complete turnaround projects quickly, and we maintain contact with a large pool of skilled craft personnel we can hire as needed on maintenance and turnaround projects.

Although the gross profit margins that we realize from O&M services are generally lower than those associated with the other services we provide, the costs to support maintenance activities are also generally lower. Furthermore, since O&M contracts are normally cost-reimbursable in nature, they present less financial risk to the Company. Additionally, although engineering and construction projects may be of a short-term nature, O&M services often result in long-term relationships with clients. For example, the Company has been providing maintenance services at several major process plants for over 30 years. This aspect of maintenance services greatly reduces the selling costs in respect of such services.

Process, Scientific, and Systems Consulting
We employ all of the professional and technical expertise necessary to provide a broad range of consulting services, including: performing pricing studies, market analyses, and financial projections necessary in determining the feasibility of a project; performing gasoline reformulation modeling; analyzing and evaluating layout and mechanical designs for complex processing plants; analyzing automation and control systems; analyzing, designing, and executing biocontainment strategies; developing, and performing process protocols in respect of Federal Drug Administration mandated qualification/validation requirements; and performing geological and metallurgical studies.

Also included in “Process, Scientific, and Systems Consulting” are the professional and program management services required to assist clients (such as the U.S. federal government and its agencies) in a wide range of defense and aerospace related programs. Such services typically are more technical and scientific in nature than are other project services we provide, and may involve such tasks as supporting the development and testing of conventional weapons systems; weapons modeling and simulations; computer systems development, maintenance, and support; evaluations and testing of mission-critical control systems; and other highly technical programs and tasks.

Complementary Nature of Resources and Business Systems Utilized
There is a high degree of similarity of the workforces among the Company’s service categories. For example, engineering and design-type services (i.e., services provided by persons who are degreed and in certain circumstances licensed, such as engineers, architects, scientists, and economists) exist in all four service categories. In addition, there is a high degree of similarity of a significant component of the workforces used to perform on O&M and construction projects. In providing O&M and construction services, we employ a large number of skilled craft labor personnel. These include welders, pipe-fitters, electricians, crane operators, and other personnel that work on very large capital projects (in the case of the projects classified within the construction services category) or on smaller capital projects (in the case of maintenance projects classified within the O&M services category).

The Company operates a matrix organization throughout most of its operations. The Company’s results, therefore, are dependent on groups representing technical disciplines (e.g., cost engineering, electrical engineering, mechanical engineering, etc.) supporting project management personnel (who maintain the relationship between the Company and the client, and are ultimately responsible for delivering the project to the client on-time and on-budget). Additionally, all of the Company’s operating regions and divisions utilize common tools, policies, and procedures to manage and run the business. These include uniform practices concerning such things as project review meetings, project performance evaluations, and project execution plans. The use of technology throughout the organization is highly uniform. Whether it is PC-based computer aided design and drafting (“CADD”) applications used by the Company’s engineering and design staff, or PC-based modeling programs used by the scientific and consulting staff, or PC-based scheduling, estimating and cost control applications used by home-office personnel in support of the Company’s construction and maintenance activities, all of the service categories described above are equally vulnerable to changes in technology as they occur in the economy at large.

Industry Groups and Markets
We focus our services to clients that operate in the following industry groups and markets: Oil and gas exploration, production, and refining; U.S. federal programs; pharmaceuticals and biotechnology; chemicals and polymers; buildings (both public and private sector); infrastructure; technology and manufacturing; and pulp and paper, among others. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources and help to mitigate the negative effects of a downturn in a single industry.

The following table sets forth the revenues of the Company from each of these industry groups and markets for each of the five fiscal years ended September 30 (in thousands of dollars):

	2002	2001	2000	1999	1998
Oil & Gas, and Refining	$1,088,758	$451,103	$280,942	$243,311	$255,579
Federal Programs	973,514	732,362	614,048	481,302	169,474
Pharmaceuticals and Biotechnology	879,747	715,407	481,947	373,520	211,501
Chemicals and Polymers	556,011	653,573	693,034	796,501	785,727
Buildings	349,858	457,488	539,691	454,589	314,293
Infrastructure	325,029	246,420	238,278	218,828	11,278
Technology and Manufacturing	187,432	332,995	213,557	173,023	128,501
Pulp and Paper	72,350	182,456	254,861	99,189	191,595
Other	122,962	185,189	102,584	34,744	33,197

	$4,555,661	$3,956,993	$3,418,942	$2,875,007	$2,101,145

Oil & Gas and Refining
We provide our full line of traditional engineering, design and construction services to our clients in the exploration, production, and refining industries. Typical projects in this area include new design and construction, revamps or expansions of existing plants, upgrades of individual process units within refineries, and maintenance services. We also provide a broad range of consulting services to our clients, including process assessments, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services.

The Company’s revenues from its hydrocarbon business have, historically, related primarily to projects associated with petroleum refining and the processes and technologies required for the conversion of crude oil and gas into petroleum fuels, chemical feedstocks and lubricants. More recently, with the acquisitions of Stork and Delta, our services and projects have expanded to the upstream and midstream sectors of the natural gas industry, with projects involving gas gathering, contaminant removal, and extraction of commercially valuable elements of the gas stream. The Delta acquisition also allowed us to expand our services to the oil industry upstream of refiners, with projects relating to the production of heavy oil from the oil sands resources. The Company’s operations in Canada have been designing and building heavy oil facilities in Alberta’s oil sands region for over 25 years. Current projects include contracts requiring the use of both surface mining and in-situ extraction methodologies.

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

We have also utilized our modular construction capabilities on a number of projects in the refining and petroleum industry. In the U.S. and European refining markets, many projects involve the revamp of existing processing units or the addition of new processes to an existing refinery. As a result of the close proximity of processing units in these refineries, we believe the use of modular construction can decrease congestion at the construction site. We also believe that modular construction can offer cost and project execution benefits in remote locations.

Like the chemicals industry, we provide a significant amount of maintenance services to our clients in the refining industry. Also like the chemicals industry, we have established a number of formal alliances with various clients in the refining industry. Some of these alliances have been both national and international in scope.

Also included in this revenue category are power generation and cogeneration power projects. The Company’s capabilities in this area were significantly enhanced as a result of the Delta acquisition. We provide design, engineering, procurement, construction and construction management, and maintenance services to our clients in the power generation and supply industry. Typical projects in this area include simple and combined cycle power projects, cogeneration power plants, aeroderivative and industrial gas turbines and emergency power generation stations.

Federal Programs
The Company’s Federal Programs can generally be categorized as relating to environmental, aerospace and defense, or building programs.

Environmental
We believe we are one of the leading providers of environmental engineering and consulting services in the United States and abroad, including hazardous and nuclear waste management and site cleanup and closure. Many of our projects for the U.S. federal government span several years. The Company’s projects within this market generally relate to all major federal and state environmental statutes with particular emphasis on the Comprehensive Environmental Response Compensation and Liability Act and the Resource Conservation and Recovery Act. We are currently providing environmental investigation, restoration, engineering, construction, and site operations and maintenance services to a number of U.S. federal government agencies, including the U.S. Department of Energy (“DOE”) and the U.S. Department of Defense (“DOD”).

As part of our environmental restoration work, we provide support in such areas as underground storage tank removal, contaminated soil and water remediation, and long-term groundwater monitoring. We also design, build, install, operate and maintain various types of soil and groundwater cleanup systems at multiple project locations across the United States and its territories for the U.S. Army Corps of Engineers and the U.S. Air Force Center for Environmental Excellence. Typical projects also include the preparation of feasibility studies and performance of remedial investigations, engineering, design and remediation services on several national programs.

We provide a full range of environmental consulting services including air quality planning and permitting, water quality compliance, environmental conservation studies, pollution prevention assessments, and compliance with the National Environmental Policy Act.

Demand for the Company’s services in this area is strongly affected by the level of enforcement of environmental laws and regulations as well as the spending patterns of public and private clients.

As part of our support to our major clients, we provide asset management services in the form of infrastructure operations and maintenance. This is an integral part of the services to the DOE at the Oak Ridge National Laboratory and at the Rocky Flats Environmental Technology Site. Asset management also includes building closures, which involve deactivation, decommissioning, and demolition of government facilities.

Aerospace and Defense
We provide a wide range of professional services to clients for a variety of aerospace and defense facilities and systems, including wind tunnels, turbine and rocket engine test facilities, and launch facilities as well as computer-based simulation and other systems. We operate and maintain ground mobile weapon system test facilities, multi-media laboratories, and artillery test ranges. We support and maintain enterprise information systems for various weapons acquisition centers. We also operate and maintain aerodynamic, propulsion, and space facilities and systems for government clients at more than a dozen test centers across the continental United States.

We have been a provider of technical services to the DOD for more than 50 years, and currently support defense programs in dozens of locations, both within the United States and internationally. In addition to operating and maintaining several DOD test centers, our support includes services such as aerodynamic testing of next-generation fighter aircraft; propulsion testing for space programs; launch support services for Titan, Atlas, and Delta rockets and payloads; and acquisition support to weapons systems such as air-to-air missile systems and precision guided, smart weapons used for various high-value targets. We also support the acquisition and development of Special Operation Forces systems and equipment as well as nuclear, biological, and chemical detection and protection systems. We also support the DOD in a number of information technology programs, including networks, command and control technology, intelligence, and information warfare.

In addition to the services described above, we provide technical assistance and program management support at several NASA facilities. We provide O&M services for these facilities, including support of spacecraft and aeronautical systems testing; aerodynamic test facilities and systems; biological and life sciences experiments; and aircraft for research and development missions. We provide a broad range of engineering, science, and technical support services to four NASA centers, representing support to virtually every major space program – including the International Space Station and preparation for inter-planetary missions as well as protein crystal growth research needed to develop new drugs and vaccines.

Building Programs
Also included in Federal Program revenues are building programs performed for certain agencies of the U.S. federal government. We provide a wide range of architectural, engineering, construction, and design-build services to agencies such as the Federal Aviation Administration (“FAA”), the General Services Administration (“GSA”), the U.S. Department of Treasury and the United States Department of Agriculture, among others. Typical projects include contracts requiring the renovation and modernization of terminal radar control centers, air traffic control towers and other facilities for the FAA. We also provide architectural and engineering services for the U.S. Pentagon renovation program, as well as planning design services for Internal Revenue Service offices and customer service centers nationwide. More recent contract awards require us to provide design and program management services in connection with certain homeland security initiatives for the GSA.

Pharmaceuticals and Biotechnology
We furnish our full line of services to our clients in the pharmaceutical and biotechnology industries. The scope of services we provide to clients in these markets includes master planning, programming, feasibility studies, engineering, preliminary and detailed design, procurement, construction, construction management, commissioning and start-up, validation, and maintenance. Accordingly, we are fully capable of executing the industry’s largest capital programs on a single-responsibility basis.

Typical projects for clients in these industries include laboratories, research and development facilities, pilot plants, bulk active pharmaceutical ingredient production facilities, full-scale biotechnology production facilities, and secondary manufacturing facilities. Regulatory considerations on these projects include current Good Laboratory Practices (“cGLP”) and current Good Manufacturing Practices (“cGMP”). In addition, state-of-the-art technology and know-how are critical to our clients in these industries. Such technology and know-how encompasses containment, barrier technology, locally controlled environments, process and building systems automation, and off-the-site design and fabrication of process and building modules.

As the worldwide market demand for ethical and over-the-counter products continues to grow, pressure increases on companies within the pharmaceutical industry to decrease product time to market, reduce costs, and increase return on investment. Accordingly, the scope of services we provide our clients in this industry has expanded over the years to include assisting them in delivering capital projects more quickly and efficiently. The Company has local, cost-effective professional resources in areas of major pharmaceutical and biotechnology concentration, and provides single-point engineering, procurement, construction management, and validation (“EPCMV”) project delivery. We continue to enhance our 3-D design capabilities, project controls, and automation capabilities as well as other technological aspects of our EPCMV services. This allows us to better serve our clients and to ensure that projects transition from their conceptual design phase through engineering, construction, start-up and commissioning, and validation phases as economically and efficiently as possible.

We have also established formal alliances and preferred provider agreements with numerous clients in the pharmaceutical and biotechnology industry.

Chemicals and Polymers
The Company has always considered the chemicals and polymers industries an integral part of its diversified business and growth strategy. Revenues from this industry group and market historically account for a significant share of each year’s total revenues. In addition, the Company’s first office outside the United States was opened in support of a bulk-chemical project for a large U.S. company seeking to expand its operations internationally.

Currently, we furnish our full line of services to our clients operating in the chemicals industries. We believe our unique relationship-based approach to project execution and business development has helped us establish long-term, multi-site enabling and alliance agreements with several of the industry’s leading manufacturers. As their full-service provider of technical professional services, we execute projects ranging from providing on-site engineering services to completion of an entire capital improvement program. We are continually expanding our presence globally to better meet the needs of our clients as they increase their operations internationally.

As the Company continues to develop multi-site alliances with clients, the range of services we provide has expanded. We have provided technical, financial, marketing, and business consulting services to many of our clients in this industry group. We have assisted our clients with their merger and acquisition due diligence activities. We have also performed feasibility studies, provided preliminary and detailed design and engineering services, and provided construction and construction management services for our chemicals industry clients. Typical projects range from various basic, intermediate, and polymer chemicals to low-pressure, multi-product processes for the production of fine and specialty chemicals. We have also completed projects dealing with the modernization and upgrading of polyethylene and liquid polymer production facilities. We believe we have extensive knowledge of, and experience with, advanced polymerization reactions and state-of-the-art, post-reactor processing techniques as well as many other specialty chemicals.

Another important aspect of the services we provide our clients in the chemicals and polymers industries is in the area of contract maintenance. We have contracts with major chemical producers worldwide to provide on-site maintenance and turnaround activities. Many of these contracts are evergreen in nature and tend to be extended over many years.

Although capital spending by clients in this industry group has been negatively affected by issues relating to overcapacity, reduced demand, and rising feedstock prices, the Company has responded by focusing its services to help clients reduce production costs and increase plant efficiencies. In addition, through our alliance-related projects, we have assisted clients in increasing plant reliability and safety by consolidating and managing multi-site programs.

Buildings
Buildings generally refers to the Company’s full range of design and construction activities relating to institutional, government, corporate and commercial buildings and other specialized facilities. We believe we are one of the leading providers of architectural, engineering and construction management services for buildings projects throughout the United States and in many parts of Europe.

We focus our efforts and resources in major growth markets we believe are being driven by strong demographic trends and capital spending initiatives. Typical projects include large, multi-year U.S. federal and European government building programs; major primary and secondary education capital improvement programs; federal, state and local government courts and correctional facilities; hospitals and health and research facilities (including projects at many of the worlds leading medical and research centers); and aviation facilities at many of the United States’ largest airports. We also provide design and construction-related services for office and corporate headquarter buildings, municipal and civic facilities, retail and commercial centers, leisure parks, and recreation complexes. We serve a diversified client base encompassing both public and private sector clients.

We provide and/or manage a full range of planning, architectural, engineering, design, construction, construction management, and/or total program management services for a variety of unique and technically complex buildings and complexes. We provide our services on projects that emphasize new construction as well as those involving expansion, renovation, and refurbishment of existing facilities.

Of significance is the Company’s growing success in applying its diversified, in-house technical skill base to clients requiring complete program management in both the private and public sectors. Such contracts typically involve providing technical, professional, and construction services over multiple years to many clients with whom the Company has long-standing relationships and tenure of successful service. We also provide “resourcing” services for which the Company (often through joint ventures with third parties) assumes full responsibility for the ongoing operations and maintenance of entire commercial or industrial complexes on behalf of the client.

Infrastructure
We provide a broad range of planning, design, consulting, engineering, construction and construction management services to our clients engaged in civil construction projects throughout the United States, and in selected countries overseas.

Transportation infrastructure development and rehabilitation have been a mainstay of the Company’s infrastructure business for many years. By integrating a broad range of professional disciplines, we provide comprehensive planning, engineering, construction, and program management services for transportation facilities and systems. Interdisciplinary teams work independently or as an extension of agency staff on highway, bridge, transit, tunnel, airport, railroad, intermodal facility, and lock and dam projects. Representative clients include state departments of transportation and district agencies, the U.S. Army Corps of Engineers, branches of the U.S. military, and private industry freight transport firms.

The growth in the transportation market over the past several years was due primarily to the Transportation Equity Act for the 21st Century (“TEA-21”). TEA-21 was a large U.S. federal program that provided $218 billion in funding to improve transportation infrastructure and allowed considerable flexibility by state and local governments in selecting projects. TEA-21 expired at the end of fiscal year 2002, but hearings are underway for reauthorization of this act to provide funding for the next five years. Our “concept through completion” approach to infrastructure projects provides complete location selection, condition assessment, environmental analyses, preliminary design, documentation, final design, detailed construction planning, management, public involvement, resident engineering, and maintenance engineering management services to agencies utilizing TEA-21 funding.

As public pressure grows to accelerate the rehabilitation and expansion of aging infrastructure, we are providing a wide range of project delivery techniques as an alternative to the traditional design-bid-build process. An increasing number of clients are using design-build as a means to accelerate project completion, and we are involved in a number of large highway, bridge, transit, and water projects throughout the United States. Public clients are also utilizing program management contracts as a means to increase their capacity to deliver major projects. The Company has won several large contract for such projects including program management and construction management on the Gwinnett County Department of Public Utilities Wastewater program, the South Florida Water Management District Everglades Restoration Program, and Florida’s Turnpike Maintenance and Traffic Operations Management Consultant program. Other recent major projects include development of a major study and report for the Washington State DOT Alaskan Way Viaduct Replacement-Phase 2 and engineering services for the Dallas Area Rapid Transit Southwest and Northwest corridors projects.

Our services in the area of water resources have helped public and private sector clients develop and rehabilitate critical water resource systems. Integrating water, wastewater, air quality, and hazardous waste remediation experience provides these clients with the comprehensive expertise needed to deliver complex projects. We provide planning, design, design-build, and program and construction management services to a diverse market, including regional wastewater treatment agencies, manufacturers and power generators, local water suppliers, and military agencies. New state and federal government regulations and funding authorizations under the Safe Drinking Water Act continue to influence the environmental market. We continue to develop water/wastewater conveyance systems and water resources management projects as specialty markets. We have developed micro-tunneling as a primary service and have successfully applied this specialized process to such projects as water distribution systems and pipelines.

Typical public sector projects in this area include managing multi-project water and wastewater capital improvement programs, delivering design-build water/wastewater projects, conducting technology and planning studies, and managing construction of major water/wastewater infrastructure projects.

Industrial services include planning, design, and construction of air quality, high purity water and industrial wastewater treatment systems.

We believe that opportunities for construction-management and design-build services will continue to grow as these project delivery methods gain acceptance in the public sector. Recent projects include construction management services on the Bay Area Rapid Transit District system and the New York City Department of Environmental Protection Hillview Reservoir project, as well as design-build services on the Washington Metropolitan Area Transit Authority Largo Transit Line Extension.

Technology and Manufacturing
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

Also included in this category are projects for clients operating in the semiconductor industry. We provide design, engineering, procurement, construction, and construction management services for a variety of clients in this industry. Typical projects range from on-site plant engineering and tool hook-ups, to multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce microprocessors for computers and other consumer electronic devices. Generally speaking, projects in the semiconductor industry are more complex than many other commercial facilities, requiring a greater emphasis on cleanroom and similar high-end technologies.

Pulp and Paper
We provide a broad range of engineering, procurement, construction, construction management and maintenance services to our clients in the pulp and paper industry, both domestically and abroad. With a strategy of expanding our geographic presence into areas where our clients intend to build facilities, our pulp and paper capability now extends to our offices in the U.K., France, Spain, Italy, and Mexico. Typical projects for our clients in this industry range from small mill projects to complex, multi-million dollar paper machine rebuilds, mill expansions, and construction of new facilities. As an example of our service capabilities to our clients in this industry, we recently provided preliminary engineering and detail design services on a large paper machine rebuild project for one of the world’s largest paper producers.

Pulp and paper projects can and frequently do encompass many areas of a mill, including pulping and bleaching, papermaking, chemical recovery, material handling and power and steam generation. In the area of papermaking, our expertise includes tissue and towel, coated and uncoated fine papers, newsprint and linerboard. Our expertise and skill set also include the converting and packaging of paper products for distribution and consumer use. We have been instrumental in the design and installation of state-of-the-art facilities for recycled fiber, deinking and pulp bleaching. Chemical recovery and power generation are also integral components of the papermaking process. We have broad experience in these areas and have applied our expertise in the engineering and construction of such facilities for clients in the pulp and paper industry.

A significant portion of our work relates to assisting our clients comply with environmental regulations and standards as they affect the pulp and paper industry. We track all of the key environmental regulations affecting our clients and offer services including compliance studies, permitting support, and design of pollution control systems. One set of standards issued by the U. S. EPA for control of hazardous air pollutants is the Maximum Achievable Control Technology standards. We provide fully integrated services ranging from strategic studies and conceptual designs to total installed cost estimates, and environmental design services in support of our clients’ projects. As an example of this integrated service approach to projects, we were recently awarded a job with an international manufacturer of pulp and paper products. Our charge is to develop a compliance plan for the U.S. EPA Cluster Rule at multiple sites. We are evaluating compliance options and developing a conceptual design and installed cost estimate for each site. We will support our clients’ internal capital appropriation processes and then provide detailed design services. Our management of this program should allow our client to control the emission of methanol and total reduced sulfide gases and comply with the EPA standard for hazardous air pollutants from kraft pulp mills. We are also providing similar services for compliance with nitrogen oxides emissions and hazardous air pollutant emission limits from industrial boilers for many of our clients.

Like certain other markets, we have established formal alliances with various clients in the pulp and paper industry. Such alliances have allowed us to expand the types of services we provide our clients while improving the overall quality and consistency of the engineering, construction, and maintenance services our clients receive.

Other
Included in “Other” are projects not classified into any of the other industry and market categories. This would include projects for clients in the food and consumer products industries, and basic resources (such as mining, minerals and fertilizers), among other industries.

Backlog
For information regarding the Company’s backlog, reference should be made to Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in this report.

Customers
For the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998, revenues earned directly or indirectly from agencies of the U.S. federal government accounted for 21.5%, 19.0%, 20.0%, 19.5% and 12.1%, respectively, of total revenues.

Foreign Operations
For the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998, revenues from the Company’s operations outside the United States comprised approximately 33.3%, 22.3%, 16.4%, 15.8% and 20.2%, respectively, of total revenues. For fiscal years 1998 and 1999, substantially all such foreign revenues related to the Company’s offices in the United Kingdom, Ireland, France, Spain and Italy, with a small portion relating to the Company’s operations in India. As a result of the acquisition of the Stork E&C businesses (parts of which were completed in fiscal 2000 and fiscal 2001), we expanded our European operations into the Netherlands, Belgium and Germany, and we acquired operations in South East Asia. As a result of the acquisition of the GIBB businesses (which was completed in fiscal 2001), we further expanded our operations in the United Kingdom, and acquired businesses in other European countries. And as a result of the acquisition of Delta (completed in October 2001) we further expanded our business in North America to include Canada. Although the Company has foreign operations located elsewhere around the world in addition to those in Europe, Canada and Asia, revenues earned over the past five years from these other operations were not material.

Contracts
While there is considerable variation in the pricing provisions of the contracts undertaken by the Company, our contracts can generally be grouped into three broad categories: Cost-reimbursable; fixed-price and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts during each of the five fiscal years ended September 30:

	2002	2001	2000	1999	1998
Cost-reimbursable	85%	81%	77%	73%	81%
Fixed-price	13	16	18	22	18
Guaranteed maximum price	2	3	5	5	1

In accordance with industry practice, most of our contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

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

2002	2001	2000	1999	1998
$1,541.7	$1,272.9	$1,442.1	$1,167.0	$1,066.4

Cost-reimbursable contracts
Cost-reimbursable contracts provide for reimbursement of costs incurred by the Company, plus an amount of profit. The profit element may be in the form of a simple mark-up applied to the labor costs incurred on a contract, or it may be in the form of a fee, or a combination of a mark-up and a fee. The fee element can also take several forms. The fee may be a fixed amount as specified in the contract, or it may be an amount based on a percentage of the costs incurred, or it may be an incentive fee based on targets, milestones or performance factors defined in the contract. The Company prefers this type of contract since it believes that the primary basis for its selection should be its technical expertise and professional qualifications rather than price considerations.

Fixed-price contracts
Fixed-price contracts include both “negotiated fixed-price” contracts and “lump sum bid” contracts. Under a negotiated fixed-price contract, the Company is first selected as the contractor, and then the contract price is negotiated. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where the Company has the opportunity to perform engineering and design work before negotiating the total price of the project. Under lump sum bid contracts, the Company must bid against other contractors based upon specifications furnished by the client. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications, problems with new technologies and economic and other changes that may occur over the contract period, that are reduced by the negotiation process. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to the Company. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than the other types of contracts. Over the past five years, most of the Company’s fixed price work has been either negotiated fixed-price contracts, or lump-sum bid contracts for services (rather than turn-key construction).

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

The extent of the Company’s competition varies according to the industries and markets it serves, as well as the geographic areas in which the Company operates. The Company’s largest competitors for engineering, construction and maintenance services for process plants include Bechtel Group, Inc., Fluor Corporation, Foster Wheeler Corp., Parsons Corporation, Kellogg Brown & Root, Kvaerner, ABB Lummus, and AMEC plc. In the area of buildings, the Company’s competitors include several of the competitors previously mentioned, as well as HDR, Inc., Hellmuth, Obata & Kassabaum, AeCOM Technology, Turner Construction, and Day & Zimmermann. In the area of civil engineering and construction, the Company’s competitors include several of the competitors previously mentioned, as well as Parsons Brinckerhoof, URS

Corporation, HNTB, and W.S. Atkins. In the area of pulp and paper, the Company’s principal competitors include BE&K, and AMEC plc. And in the area of U.S. federal programs, the Company’s principal competitors include several of the companies listed above, as well as the Shaw Group, Montgomery Watson, SAIC, CH2M Hill, Roy F. Weston, Lockheed Martin Corporation, Computer Sciences Corporation and Dyncorp.

Employees
At September 30, 2002, the Company had approximately 21,900 full-time, staff employees (including contract staff). Additionally, as of September 30, 2002, there were approximately 13,000 persons employed by the Company in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the Company’s executive officers:

Name	Age	Position with the Company	Year Joined the Registrant
Joseph J. Jacobs	86	Director and Chairman of the Board	1947
Noel G. Watson	66	Chief Executive Officer and Director	1965
Craig L. Martin	53	President and Director	1994
Thomas R. Hammond	51	Executive Vice President, Operations	1975
Richard J. Slater	56	Executive Vice President	1980
Walter C. Barber	61	Group Vice President, Asia	1999
Robert M. Clement	54	Group Vice President, International Operations	1990
Warren M. Dean	58	Group Vice President, Facilities	1994
Peter M. Evans	57	Group Vice President, Central Region	2001
Michael J. Higgins	58	Group Vice President, Civil	1994
George A. Kunberger, Jr.	50	Group Vice President, Northern Region	1975
Gregory J. Landry	54	Group Vice President, Field Services	1984
John McLachlan	56	Group Vice President, International Operations	1974
Robert T. McWhinney, Jr.	62	Group Vice President, Consulting Operations	2001
Laurence R. Sadoff	55	Group Vice President, Field Services	1993
H. Gerard Schwartz, Jr.	64	Group Vice President, Civil	1999
Rogers F. Starr	59	President, Sverdrup Technology, Inc.	1999
Philip J. Stassi	47	Group Vice President, Western Region	1977
Allyn B. Taylor	54	Group Vice President, Southern Region	1993
James W. Thiesing	58	Group Vice President, Federal Operations	1992
Andrew F. Kremer	45	Senior Vice President, Quality and Safety	1998
William C. Markley, III	57	Senior Vice President, General Counsel and Secretary	1981
Michael P. Miller	42	Senior Vice President, Information Technology	2001
John W. Prosser, Jr.	57	Senior Vice President, Finance and Administration and Treasurer	1974
Nazim G. Thawerbhoy	55	Senior Vice President and Controller	1979

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. Barber, Evans, Kremer, McWhinney, Miller, Schwartz, and Starr, have served in executive and senior management capacities with the Company for more than five years.

Prior to joining the Company in 1999, Mr. Barber served as President and Chief Executive Officer (“CEO”) of GTI, INC. (an environmental services firm) for more than five years. Prior to joining the Company in 2001, Mr. Evans served as President of Stone & Webster Engineers & Constructors, Inc. from February 1999 to May 2000; as Executive Vice President of Kellogg Brown & Root from October 1998 to February 1999; and as President and Chief Operating Officer of MW Kellogg from October 1996 to October 1998. In June 2000, Stone & Webster, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Prior to joining the Company in 1998, Mr. Kremer served as Vice President – Corporate Development for Diamond Fields International from August 1997 to November 1998, and as Vice President, Global Sales – Mining & Metals for Fluor Daniel from April 1996 to August 1997. Prior to joining the Company in 2001, Mr. McWhinney served as President and CEO of Stone & Webster Management Consultants, Inc. from February 1997 to December 2000, and as Senior Vice President of International Resources Group, Ltd. from September 1995 to September 1996.

Prior to joining the Company in 2001, Mr. Miller served as Senior Vice President of Technology for Precision Response Corporation, a division of USA Networks, from April 1999 until he joined the Company. Mr. Miller served as Chief Technology Officer for Aegis Communications Group, Inc. from July 1997 to March 1999, and as Chief Information Officer for Softbank Exposition and Conference Company from August 1995 to March 1997. Prior to joining the Company in 1999, Messrs. Schwartz and Starr were part of the senior management of Sverdrup Corporation, or one of its subsidiaries, for more than five years.

Item 2.     PROPERTIES

The Company owns and leases offices for its technical professional and administrative staff. It also owns property (located in Charleston, South Carolina) which is the principal manufacturing facility for the Company’s modular construction activities. The total amount of space used by the Company for all its operations is approximately 4.5 million square feet. The following is a representative list of the Company’s principal locations:

Country	State / Province	Cities
U.S.A.	California	Pasadena, Cypress, Ridgecrest, Sacramento, San Francisco and Walnut Creek
	Arizona	Phoenix
	Colorado	Golden (Denver)
	Florida	Ft. Walton Beach, Lakeland, Jacksonville, Orlando and Tampa
	Indiana	Indianapolis
	Louisiana	Baton Rouge
	Massachusetts	Boston
	Michigan	Auburn Hills, Dearborn, Detroit and Novi
	Missouri	St. Louis
	New Mexico	Albuquerque
	New York	New York and Purchase
	North Carolina	Raleigh
	Ohio	Cincinnati and Beavercreek
	Oregon	Lake Oswego (Portland)
	Pennsylvania	Conshohocken and Philadelphia
	South Carolina	Greenville and Charleston
	Texas	Houston and Dallas
	Tennessee	Nashville, Oak Ridge and Tullahoma
	Virginia	Arlington
	Washington	Bellevue (Seattle)
	Wisconsin	DePere (Green Bay)

Canada	Alberta	Calgary and Edmonton
	Ontario	Mississauga and Sarnia

Mexico	—	Mexico City

United Kingdom	—	Birmingham, Croydon, Edinburgh, Glasgow, London, Manchester, Reading and York
Republic of Ireland	—	Cork and Dublin
France	—	Lyon, Paris and Toulouse
Italy	—	Milan
Spain	—	Madrid
The Netherlands	—	Leiden, Meerssen and Rotterdam

[ continued ]

Item 2.    PROPERTIES—Continued

Country	State	Cities
Belgium	—	Antwerp
Germany	—	Colon and Magdeburg
Poland	—	Warsaw
Portugal	—	Lisbon and Oporto

India	—	Mumbai and New Delhi
Singapore	—	Singapore
Australia	—	Canberra
Turkey	—	Istanbul

Udnited Arab Emirates	—	Abu Dhabi
Oman	—	Muscat

In addition to these properties, the Company leases smaller, project offices located throughout the United States and in certain other countries around the world. The Company maintains sales offices at many of its principal locations. The majority of the Company’s offices are leased. The Company also rents a portion of its construction equipment on a short-term basis.

Item 3.    LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and plant performance. Most of the litigation involves the Company as a defendant in workers’ compensation, personal injury and other similar lawsuits. In addition, as a contractor for many agencies of the United States Government, the Company is subject to many levels of audits, investigations and claims by, or on behalf of, the government with respect to its contract performance, pricing, costs, cost allocations and procurement practices.

Management believes, after consultation with counsel, that such guarantees, litigation, and United States Government contract-related audits, investigations and claims should not have any material adverse effect on the Company’s consolidated financial statements.

In addition to the matters described above, the Company is involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by a subsidiary of the Company prior to the acquisition of that subsidiary several years ago. The dispute involves proper waste feed, content of residues, final acceptance of the plant and costs of operation and maintenance of the plant. The Company has initiated litigation against the client and is seeking in excess of $25.0 million in damages. The Company believes that its claims are valid and enforceable and that it will be ultimately successful in obtaining a favorable judgment.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from Exhibit F to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year.

Item 6.    SELECTED FINANCIAL DATA

The information required by this Item is hereby incorporated by reference from Exhibit F to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is hereby incorporated by reference from Exhibit F to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year.

Item 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into derivative financial instruments for trading, speculation or other purposes.

In the normal course of business, the Company’s results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk
Our only source for long-term credit are two revolving credit agreements totaling $275.0 million. The total amounts outstanding under these facilities at September 30, 2002 was $85.7 million. Both agreements expire in January 2004 and provide for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk is to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we maintain fixed rate debt on a majority of our borrowings and minimize our outstanding borrowings by paying down debt from cash provided from operations.

Foreign Currency Risk
In general, the Company’s exposure to fluctuating exchange rates relates to the effects of translating the financial statements of its foreign subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The Company follows the provisions of Statement of Financial Accounting Standards No. 52 – Foreign Currency Translation in preparing its consolidated financial statements.

We believe our exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because, generally speaking, our various operations invoice customers and satisfy their financial obligations in their respective local currencies. In situations where our operations incur contract costs in currencies other than their own functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is hereby incorporated by reference from Exhibit F to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND DISCLOSURE MATTERS

Not applicable.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Paragraph (a) and Paragraphs (c) through (g) of Item 401 and by Item 405 of Regulation S-K is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year.

See the information under the caption “Executive Officers of the Company” in Part I of this report for information required by Paragraph (b) of Item 401 of Regulation S-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year.

PART IV

Item 14.   CONTROLS AND PROCEDURES

The consolidated financial statements incorporated by reference into this Annual Report on Form 10-K were prepared by management, which is responsible for their fairness, integrity, and objectivity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include amounts based on management’s best estimates and judgments. The other financial information contained in this report has been prepared in a manner consistent with the preparation of the consolidated financial statements.

In meeting its responsibility for the fair presentation of the Company’s consolidated financial statements, management has established, maintains and necessarily relies on the Company’s system of internal accounting controls. This system is designed to provide reasonable, but not absolute, assurance that (a) the Company’s transactions are properly authorized, (b) the Company’s assets are safeguarded against unauthorized or improper use, and (c) the Company’s transactions are properly recorded and reported; all to permit the preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States. The concept of reasonable assurance is based on the recognition that in any system of internal controls, there are certain inherent limitations and that the cost of such systems should not exceed the benefits to be derived.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s periodic filings made in accordance with the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “Commission”) is (a) recorded, processed, accumulated and summarized within the time periods specified by the Commission, (b) communicated to the Company’s management, including its chief executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (c) presented in the Company’s periodic filings in a manner that fairly portrays the information being presented (i) in light of all available facts and circumstances relating to the matters disclosed, and (ii) in conformity with the disclosure requirements promulgated by the Commission.

Within 90 days prior to the filing of this Annual Report on Form 10-K, an evaluation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive and financial officers. Based on that evaluation, management, including the Company’s chief executive and financial officers, concluded that, as of September 30, 2002, (a) the Company’s disclosure controls and procedures were effective,, in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings and (b) the Company’s system of internal accounting controls were effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Since September 30, 2002, there have been no significant changes in the Company’s system of internal accounting controls, or in other factors that could significantly affect those controls.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The Company’s consolidated financial statements at September 30, 2002 and 2001 and for each of the three years in the period ended September 30, 2002, together with the report of the independent auditors on those consolidated financial statements are hereby incorporated by reference from Exhibit 13 to this report.

(b)
On July 9, 2002, the Registrant filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting, in Item No. 5 thereto, its public announcement of the promotion of Craig L. Martin to President of the Company; and,

On August 2, 2002, the Registrant filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting, in Item No. 9 thereto, statements made under oath by the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

(c)	Exhibits and Index to Exhibits:

2.1
Agreement and Plan of Merger Among Sverdrup Corporation, Jacobs Engineering Group Inc., and Jacobs Acquisition Corp, dated as of December 21, 1998. Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 14, 1999 and incorporated herein by reference.

3.1
Certificate of Incorporation of the Registrant, as amended. Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

†3.2	Bylaws of the Registrant.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 8.04 of Article VIII of Exhibit 3.2.

4.3
Amended and Restated Rights Agreement, amended and restated as of December 20, 2000 by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. Filed as Exhibit 1 to Registrant’s Form 8-A/A filed on December 22, 2000 and incorporated herein by reference.

10.1
The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers. Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

10.2
The Executive Security Program of Jacobs Engineering Group Inc. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

10.3
Jacobs Engineering Group Inc. and Subsidiaries 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

10.4
Jacobs Engineering Group Inc. and Subsidiaries 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

10.5
Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.7 to the Company’s Annul Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

10.6
The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on May 4, 2001, and incorporated herein by reference.

10.7
The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on August 7, 2001, and incorporated herein by reference.

10.8
Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors. Filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

10.9
Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated August 1, 2000. Filed as Exhibit 10.11 to the Company’s Annul Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

10.10
Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended. Filed as Exhibit 10.12 to the Company’s Annul Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

10.11	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan. Filed as Exhibit II to the Registrant’s Annual Notice and Proxy Statement dated January 3, 2000 and incorporated herein by reference.

11.
Statement of computation of net income per outstanding share of common stock is hereby incorporated by reference from Exhibit F to the Registrant’s Notice of 2003 Annual Meeting of Shareholders and Proxy Statement, copies of which are being delivered to (but not filed with, except to the extent incorporated herein) the Commission as an exhibit to this report.

†13.
Exhibit F to the Registrant’s Notice of 2003 Annual Meeting of Shareholders and Proxy Statement (which contains the consolidated financial statements and financial information of Jacobs Engineering Group Inc. and subsidiaries for the fiscal year ended September 30, 2002).

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Independent Auditors.

†	Being filed herewith.

UNDERTAKINGS

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant’s Registration Statements on Form S-8 Nos. 333-67048 (relating to the Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan filed with the Commission on August 7, 2001), 333-38974 (relating to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, filed with the Commission on June 9, 2000), 333-38984 (relating to the Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, filed with the Commission on June 9, 2000), 333-60296 (relating to the Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, filed with the Commission on May 4, 2001), and 333-45475 (relating to the Jacobs Engineering Group Inc. 1981 Executive Incentive Plan, filed with the Commission on February 3, 1998):

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

JACOBS ENGINEERING GROUP INC.

Dated: December 27, 2002	By:	/s/ NOEL G. WATSON
Noel G. Watson Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NOEL G. WATSON Noel G. Watson	Director and Principal Executive Officer	December 27, 2002

/s/ JOSEPH J. JACOBS Joseph J. Jacobs	Director and Chairman of the Board	December 27, 2002

/s/ CRAIG L. MARTIN Craig L. Martin	Director and President	December 27, 2002

/s/ PETER H. DAILEY Peter H. Dailey	Director	December 27, 2002

/s/ ROBERT C. DAVIDSON, JR. Robert C. Davidson, Jr.	Director	December 27, 2002

/s/ ROBERT B. GWYN Robert B. Gwyn	Director	December 27, 2002

/s/ LINDA K. JACOBS Linda K. Jacobs	Director	December 27, 2002

/s/ J. CLAYBURN LAFORCE J. Clayburn LaForce	Director	December 27, 2002

/s/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director	December 27, 2002

/s/ BENJAMIN F. MONTOYA Benjamin F. Montoya	Director	December 27, 2002

SIGNATURES—Continued

Signature	Title	Date

/s/ DALE R. LAURANCE Dale R. Laurance	Director	December 27, 2002

/s/ DAVID M. PETRONE David M. Petrone	Director	December 27, 2002

James L. Rainey, Jr.	Director	December , 2002

/s/ JOHN W. PROSSER, JR. John W. Prosser, Jr.	Senior Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	December 27, 2002

/s/ NAZIM G. THAWERBHOY Nazim G. Thawerbhoy	Senior Vice President Controller (Principal Accounting Officer)	December 27, 2002

CERTIFICATION

I, Noel G. Watson, Chief Executive Officer of Jacobs Engineering Group Inc., certify that:

1.	I have reviewed this annual report on Form 10-K for the fiscal year ended September 30, 2002 of Jacobs Engineering Group Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002	/s/ Noel G. Watson
Noel G. Watson Chief Executive Officer

CERTIFICATION

I, John W. Prosser, Jr., Senior Vice President, Finance and Administration of Jacobs Engineering Group Inc., certify that:

1.	I have reviewed this annual report on Form 10-K for the fiscal year ended September 30, 2002 of Jacobs Engineering Group Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002	/s/ John W. Prosser, Jr.
John W. Prosser, Jr. Senior Vice President Finance and Administration