Form 10-Q
period 2002-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2003-02-13
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2002

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

(626) 578 - 3500

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

☒	Yes	☐	No

Number of shares of common stock outstanding at February 12, 2003: 54,841,417

JACOBS ENGINEERING GROUP INC.

Part I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,	September 30,

	2002	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57,258	$48,469
Receivables	826,733	845,360
Deferred income taxes	66,652	66,609
Prepaid expenses and other	14,500	14,465

Total current assets	965,143	974,903

Property, Equipment and Improvements, Net	150,286	149,905

Other Noncurrent Assets:
Goodwill, net	393,418	390,953
Other	147,156	158,223

Total other noncurrent assets	540,574	549,176

	$1,656,003	$1,673,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$214	$5,962
Accounts payable	212,836	229,579
Accrued liabilities	311,005	322,618
Billings in excess of costs	131,709	155,114
Income taxes payable	38,534	27,144

Total current liabilities	694,298	740,417

Long-term Debt	73,344	85,732

Other Deferred Liabilities	160,599	152,340

Minority Interests	5,200	5,882

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares, issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 100,000,000 shares,54,803,884 shares issued and outstanding at December 31, 2002; 54,765,374 shares issued and outstanding at September 30, 2002	54,804	54,765
Additional paid-in capital	111,846	110,778
Retained earnings	598,756	568,957
Accumulated other comprehensive loss	(40,374)	(42,582)

	725,032	691,918
Unearned compensation	(2,470)	(2,305)

Total stockholders’ equity	722,562	689,613

	$1,656,003	$1,673,984

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended December 31, 2002 and 2001
(In thousands, except per share information)
(Unaudited)

	2002	2001

Revenues	$1,218,680	$1,028,186
Costs and Expenses:
Direct costs of contracts	(1,067,634)	(890,665)
Selling, general and administrative expenses	(104,203)	(96,519)

Operating Profit	46,843	41,002

Other Income (Expense):
Interest income	251	618
Interest expense	(1,231)	(2,263)
Miscellaneous income	506	444

Total other expense	(474)	(1,201)

Earnings Before Taxes	46,369	39,801
Income Tax Expense	(16,229)	(13,931)

Net Earnings	$30,140	$25,870

Net Earnings Per Share:
Basic	$0.55	$0.48
Diluted	$0.54	$0.47

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended December 31, 2002 and 2001
(In thousands)
(Unaudited)

	2002	2001

Net Earnings	$30,140	$25,870

Other Comprehensive Income (Loss):
Unrealized holding gains on securities	12	319
Less: reclassification adjustment for gains realized in net earnings	(1,312)	(740)

Unrealized losses on securities, net of reclassification adjustment	(1,300)	(421)
Foreign currency translation adjustments	3,026	(2,997)

Other Comprehensive Income (Loss) Before Income Taxes	1,726	(3,418)
Income Tax Benefit Relating to Other Comprehensive Income (Loss)	482	164

Other Comprehensive Income (Loss)	2,208	(3,254)

Total Comprehensive Income	$32,348	$22,616

See the accompanying Notes to Consolidated Financial Statements

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2002 and 2001
(In thousands)
(Unaudited)

	2002	2001

Cash Flows from Operating Activities:
Net earnings	$30,140	$25,870
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization of property, equipment and improvements	8,643	8,571
Gains on sales of assets	(1,355)	(608)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	30,815	53,827
Prepaid expenses and other current assets	436	4,403
Accounts payable	(16,921)	(36,092)
Accrued liabilities	(10,749)	27,528
Billings in excess of costs	(30,890)	(32,287)
Income taxes payable	11,685	5,093
Deferred income taxes	20	(943)
Other, net	193	145

Net cash provided by operating activities	22,017	55,507

Cash Flows from Investing Activities:
Acquisitions of businesses, net of cash acquired	—	(43,529)
Additions to property and equipment	(8,178)	(11,844)
Disposals of property and equipment	383	274
Proceeds from sales of marketable securities and investments	2,272	3,850
Purchases of marketable securities and investments	(3,266)	(1,374)
Net decrease (increase) in other noncurrent assets	5,453	(6,137)

Net cash used for investing activities	(3,336)	(58,760)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	164,354	88,309
Repayments of long-term borrowings	(178,629)	(130,422)
Net change in short-term borrowings	(5,911)	45,150
Proceeds from issuances of common stock	367	725
Purchases of common stock for treasury	—	(2,003)
Change in other deferred liabilities	7,780	2,923

Net cash (used for) provided by financing activities	(12,039)	4,682

Effect of Exchange Rate Changes	2,147	(5,687)

Increase (Decrease) in Cash and Cash Equivalents	8,789	(4,258)
Cash and Cash Equivalents at Beginning of Period	48,469	49,263

Cash and Cash Equivalents at End of Period	$57,258	$45,005

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

1.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Readers of this report should refer to the consolidated financial statements and the notes thereto incorporated into the latest Annual Report on Form 10-K of Jacobs Engineering Group Inc. and subsidiaries (the “Company”).

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position at December 31, 2002 and September 30, 2002, its consolidated results of operations for the three months ended December 31, 2002 and 2001, its consolidated comprehensive income for the three months ended December 31, 2002 and 2001, and its consolidated cash flows for the three months ended December 31, 2002 and 2001.

The Company’s interim results of operations are not necessarily indicative of the results to be expected for the full year.

2.

Included in “Receivables” in the accompanying consolidated balance sheets at December 31, 2002 and September 30, 2002 were $392.0 million and $440.9 million, respectively, representing amounts earned and reimbursable under contracts in progress at the respective balance sheet dates.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.  Included in these unbilled receivables at December 31, 2002 and September 30, 2002 were contract retentions totaling $24.9 million and $24.2 million, respectively.  The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

Amounts due from the U.S. federal government included in “Receivables” in the accompanying consolidated balance sheets totaled $147.8 million and $141.2 million at December 31, 2002 and September 30, 2002, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

3.	Property, equipment and improvements, net, are stated at cost in the accompanying consolidated balance sheets and consisted of the following at December 31, 2002 and September 30, 2002 (in thousands):

	December 31, 2002	September 30, 2002

Land	$7,935	$7,903
Buildings	54,814	54,010
Equipment	236,746	239,159
Leasehold improvements	29,134	27,987
Construction in progress	4,885	2,990

	333,514	332,049
Accumulated depreciation and amortization	(183,228)	(182,144)

	$150,286	$149,905

4.	Other noncurrent assets in the accompanying consolidated balance sheets consisted of the following at December 31, 2002 and September 30, 2002 (in thousands):

	December 31, 2002	September 30, 2002

Deferred tax asset	$43,198	$43,195
Cash surrender value of life insurance policies	39,324	44,083
Investments	23,758	27,691
Prepaid pension costs	15,847	15,993
Notes receivable	9,924	10,483
Reimbursable pension costs	9,500	9,928
Miscellaneous	5,605	6,850

	$147,156	$158,223

5.	Accrued liabilities in the accompanying consolidated balance sheets consisted of the following at December 31, 2002 and September 30, 2002 (in thousands):

	December 31, 2002	September 30, 2002

Accrued payroll and related liabilities	$178,086	$181,016
Insurance liabilities	41,454	42,761
Project related accruals	35,503	40,460
Other	55,962	58,381

	$311,005	$322,618

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

6.	Other deferred liabilities in the accompanying consolidated balance sheets consisted of the following at December 31, 2002 and September 30, 2002 (in thousands):

	December 31, 2002	September 30, 2002

Liabilities relating to defined benefit pension and early retirement plans	$88,612	$88,689
Liabilities relating to nonqualified deferred compensation arrangements	44,397	36,346
Deferred income taxes	15,568	16,058
Other	12,022	11,247

	$160,599	$152,340

7.

When the Company is directly responsible for subcontract labor, or third-party materials and equipment, the Company reflects the costs of such items in both revenues and costs.  On other projects, where the client elects to pay for such items directly and the Company has no associated responsibility for such items, these amounts are not reflected in either revenues or costs.  The amount of such “pass-through” costs included in revenues during the first quarter of fiscal 2003 and 2002 totaled $426.8 million and $314.8 million, respectively.

8.	The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):

	For the Three Months Ended December 31

	2002	2001

Weighted average shares outstanding (denominator used to compute Basic EPS)	54,780	53,780
Effect of employee and outside director stock options	1,024	1,372

Denominator used to compute Diluted EPS	55,804	55,152

The weighted average numbers of shares outstanding for the three months ended December 31, 2001 have been adjusted to reflect the Company’s two-for-one stock split effected in the form of a 100% stock dividend and distributed to stockholders on April 1, 2002.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

9.

During the three months ended December 31, 2002 and 2001, the Company made cash payments of approximately $1.0 million and $2.1 million, respectively, for interest and $6.3 million and $7.5 million, respectively, for income taxes.

10.

The Company adopted Statement of Financial Accounting Standards No. 142 – Goodwill and Other Intangible Assets (“SFAS 142”) in fiscal 2002.  SFAS 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives.  Instead, these assets must be tested for impairment using a fair value approach in accordance with SFAS 142.  There has been no impairment of goodwill since adoption of SFAS 142.

11.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 - Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The recognition and measurement provisions of FIN 45 are not expected to have a material effect on the Company’s financial position, results of operations or cash flows

At December 31, 2002, the Company had guaranteed certain financial liabilities, the majority of which relate to debt obligations of unconsolidated affiliates.  The term of each of the guarantees is equal to the remaining term of the underlying debt, which ranges from three to seven months.  Payment by the Company would be required upon default by the unconsolidated affiliate.  The maximum potential amount of future payments, which the Company could be required to make under these guarantees at December 31, 2002, is $7.7 million.  Additionally, the Company had guaranteed the residual value ($35.3 million) of the synthetic lease agreement associated with its offices in Houston, Texas.  The guarantee extends through the maturity of the lease in 2011.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
December 31, 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference from pages F-5 through F-13 of Exhibit 13 to the Company’s 2002 Annual Report on Form 10-K).

Results of Operations

The Company recorded net earnings of $30.1 million, or $0.54 per diluted share, for the three months ended December 31, 2002, compared to net earnings of $25.9 million, or $0.47 per diluted share for the same period last year.

Total revenues for the first quarter of fiscal 2003 increased by $190.5 million, or 18.5%, to $1.2 billion, compared to total revenues of $1.0 billion in the first quarter of fiscal 2002.

The following table sets forth the Company’s revenues by type of service for the quarter ended December 31 of each fiscal year (in thousands):

	2002	2001	% Change

Project Services	$469,757	$475,958	(1.3)%
Construction	580,160	392,632	47.8%
Operations and Maintenance	114,154	115,894	(1.5% )
Process, Scientific and Systems Consulting	54,609	43,702	25.0%

	$1,218,680	$1,028,186	18.5%

Beginning with fiscal 2002, the Company classified certain elements of revenues as Construction that had been previously classified as Project Services.  Consequently, the Company reclassified approximately $110.4 million of project services revenues in the first quarter of fiscal 2002 to construction revenues.

In general, project services revenues include revenues earned from engineering, design and architectural activities.  Construction revenues include revenues earned from both traditional field construction and modular construction activities.  Operations and maintenance (“O&M”) revenues include revenues from contracts requiring the Company to operate and maintain large, complex facilities on behalf of clients, as well as contracts involving process plan maintenance services and activities.  Process, scientific and systems consulting services revenues include revenues earned from providing a variety of scientific and consulting services to clients.

Selling, general and administrative (“SG&A”) expenses for the first quarter of fiscal 2003 increased by $7.7 million, or 8.0%, to $104.2 million, compared to $96.5 million for the first quarter of fiscal 2002.  This increase, which is primarily attributable to the growth in business volume, also reflects the acquisition of McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering; collectively “Delta”) and the inclusion of Delta’s operations for a full quarter in the current period compared to only two months during the first quarter of fiscal 2002.   The Company completed the acquisition of Delta on October 31, 2001.  Had Delta’s operations been included for a full quarter last year, SG&A expenses during the first quarter of fiscal 2002 would have been higher by an additional $0.9 million.  On a sequential basis, SG&A expenses during the first quarter of fiscal 2003 decreased by $1.9 million or 1.8% from $106.1 million recorded during the fourth quarter of fiscal 2002.   As a percentage of revenues, consolidated SG&A expenses decreased to 8.6% in the first quarter of fiscal 2003, compared to 9.4% and 8.8%, respectively, in the first and fourth quarters of fiscal 2002, reflecting the Company’s continuing efforts to control costs.

During the first quarter of fiscal 2003, the Company’s operating profit (defined as revenues, less direct costs of contracts and SG&A expenses) increased by $5.8 million, or 14.2%, to $46.8 million compared to $41.0 million in the first quarter of fiscal 2002.  The increase in the Company’s operating profit for the first quarter of fiscal 2003 compared to the same period in fiscal 2002 was due primarily to increases in business volume, combined with keeping SG&A expenses as a percentage of revenues below the levels posted during the comparable periods in fiscal 2002.  On a sequential basis, operating profit during the first quarter of fiscal 2003 increased by $1.4 million or 3.0% from $45.5 million during the fourth quarter of fiscal 2002.  Operating profit was 3.8% of revenues in the first quarter of fiscal 2003, compared to 4.0% of revenues in the same period last year.

Interest expense decreased by $1.0 million, or 45.6%, to $1.2 million during the first quarter of fiscal 2003, compared to $2.3 million during the first quarter of fiscal 2002.  On a sequential basis, interest expense during the first quarter of fiscal 2003 decreased by $0.5 million, or 27.3% from $1.7 million during the fourth quarter of fiscal 2002.  The decrease in interest expense was due to significantly reduced borrowing levels.  The Company continues to pay down its debt under its revolving credit facilities, which had an outstanding balance of $73.3 million at December 31, 2002 (bearing interest of 3.9%), compared to $169.1 million at December 31, 2001 (bearing interest of 2.7%), and  $85.7 million at September 30, 2002 (bearing interest of 3.8%).  The Company’s revolving credit facilities will terminate on January 11, 2004.  Accordingly, all outstanding balances under these credit facilities were classified as current liabilities beginning January 2003.

Backlog Information

The following table summarizes the Company’s backlog at December 31, 2002 and 2001 (in millions):

	2002	2001

Technical, professional services	$3,101.6	$2,591.7
Total backlog	6,675.9	6,396.5

Beginning with fiscal 2002, the Company classified as “field services” backlog, certain engineering and scientific and systems consulting activities relating to O&M contracts that had been classified previously as “technical, professional services” backlog.  Consequently, the Company reclassified $193.4 million of its December 31, 2001 backlog relating to O&M contracts to field services backlog.

Liquidity and Capital Resources

During the three months ended December 31, 2002, the Company’s cash and cash equivalents increased by $8.8 million, to $57.3 million.  This compares to a net decrease of $4.3 million, to $45.0 million, during the same period in fiscal 2002.  During the first quarter of fiscal 2003, the Company experienced net cash inflows from operating activities, and the effect on cash of exchange rate changes of $22.0 million and $2.1 million, respectively. These inflows were offset by net cash outflows from investing and financing activities of $3.3 million and $12.0 million, respectively.

Operations resulted in net cash inflows of $22.0 million during the first quarter of fiscal 2003.  This compares to net cash inflows of $55.5 million during the same period last year.  The $33.5 million decrease in cash provided by operations in the current fiscal quarter as compared to last year was due primarily to a decrease in inflows of $38.1 million relating to the timing of cash receipts and payments within the Company’s working capital accounts, partially offset by an increase in net earnings of $4.3 million.

The Company’s investing activities resulted in net cash outflows of $3.3 million during the first quarter of fiscal 2003.  This compares to net cash outflows of $58.8 million during the same period in fiscal 2002.  The net decrease of $55.4 million in cash used for investing activities during the current fiscal quarter as compared to last year was due primarily to a decrease of $43.5 million in net cash used for acquisitions, a net decrease in other noncurrent assets of $11.6 million, and a decrease of $3.7 million in additions to property and equipment.  These reduced outflows were partially offset by an increase of $1.9 million in purchases of marketable securities and a decrease of $1.6 million in proceeds from sales of marketable securities and investments.

The Company’s financing activities resulted in net cash outflows of $12.0 million during the first quarter of fiscal 2003.  This compares to net cash inflows of $4.7 million during the same period in fiscal 2002.  The $16.7 million net increase in cash used for financing activities during the current fiscal quarter as compared to last year was due primarily to increases in repayments of long-term borrowings and net repayments of short-term borrowings of $48.2 million and $51.1 million, respectively.  These outflows were partially offset by increases in proceeds from long-term borrowings of $76.0 million, a net increase of $4.9 million in other deferred liabilities, and by a decrease of $2.0 million in purchases of common stock for treasury.  Total borrowing activity during the first quarter of  fiscal 2003 resulted in net repayments of $20.2 million, compared to net additional borrowings of $3.0 million during the same period last year.

The Company believes it has adequate capital resources to fund its operations in fiscal 2003 and beyond.  The Company’s consolidated working capital position was $270.8 million at December 31, 2002.  The Company has revolving credit facilities totaling $275.0 million at December 31, 2002, against which $73.3 million was outstanding at that date in the form of direct borrowings.  At December 31, 2002, the Company had $45.7 million available through committed short-term credit facilities, against which $0.2 million was outstanding in the form of direct borrowings.

Forward-Looking Statements

Statements included in this Management’s Discussion and Analysis that are not based on historical facts are “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current estimates, expectations and projections about the issues discussed, the industries in which the Company’s clients operate and the services the Company provides. By their nature, such forward-looking statements involve risks and uncertainties. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance in connection with any discussion of future operating or financial performance. The Company cautions the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in its forward-looking statements including the following:

•	increase in competition by foreign and domestic competitors;

•	changes in global business, economic, political and social conditions;

•	availability of qualified engineers, architects, designers and other professional staff needed to execute contracts;

•	the timing of new awards and the funding of such awards;

•	cancellations of, or changes in the scope to, existing contracts;

•	the ability of the Company to meet performance or schedule guarantees:

•	cost overruns on fixed, maximum or unit priced contracts;

•	the outcome of pending and future litigation and any governmental audits, investigations, or proceedings;

•	the cyclical nature of the individual markets in which the Company’s clients operate;

•	delays or defaults by clients in making payments due under contracts; and

•	the successful closing and/or subsequent integration of any merger or acquisition transaction.

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

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

There were no material changes in the information provided under Item 7A. Qualitative and Quantitative Disclosures About Market Risk included in the Company’s 2002 Annual Report on Form 10-K.

Item 4.	Controls and Procedures.

The Corporation evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the date this quarterly report was filed (the “Evaluation Date”) to ensure that information required to be disclosed by the Corporation under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, the Corporation has concluded that its disclosure controls and procedures are effective.

Since the Evaluation Date, there have not been any significant changes in the Corporation’s internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

	99.1 –	Separation Agreement dated December 24, 2002, entered into between the Registrant and Richard J. Slater.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ JOHN W. PROSSER, JR.

John W. Prosser, Jr. Senior Vice President, Finance and Administration and Treasurer

Date: February 13, 2003

CERTIFICATION

I, Noel G. Watson, Chief Executive Officer of Jacobs Engineering Group Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2002 of Jacobs Engineering Group Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003		/s/ NOEL G. WATSON

Noel G. Watson Chief Executive Officer

CERTIFICATION

I, John W. Prosser, Jr., Senior Vice President, Finance and Administration of Jacobs Engineering Group Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2002 of Jacobs Engineering Group Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ JOHN W. PROSSER, JR.

John W. Prosser, Jr. Senior Vice President Finance and Administration