Form 10-Q
period 2003-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2003-05-13
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

☒ Yes	☐ No

Number of shares of common stock outstanding at May 12, 2003: 55,329,669

JACOBS ENGINEERING GROUP INC.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31, 2003	September 30, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$76,884	$48,469
Receivables	822,365	845,360
Deferred income taxes	59,520	66,609
Prepaid expenses and other	15,560	14,465

Total current assets	974,329	974,903

Property, Equipment and Improvements, Net	147,470	149,905

Other Noncurrent Assets:
Goodwill	393,469	390,953
Other	146,267	158,223

Total other noncurrent assets	539,736	549,176

	$1,661,535	$1,673,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$37,685	$5,962
Accounts payable	201,952	229,579
Accrued liabilities	325,689	322,618
Billings in excess of costs	126,015	155,114
Income taxes payable	33,948	27,144

Total current liabilities	725,289	740,417

Long-term Debt	—	85,732

Other Deferred Liabilities	160,580	152,340

Minority Interests	5,204	5,882

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares, issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 100,000,000 shares, 55,287,167 shares issued and outstanding at March 31, 2003; 54,765,374 shares issued and outstanding at September 30, 2002	55,287	54,765
Additional paid-in capital	124,701	110,778
Retained earnings	629,445	568,957
Accumulated other comprehensive loss	(36,663)	(42,582)

	772,770	691,918
Unearned compensation	(2,308)	(2,305)

Total stockholders’ equity	770,462	689,613

	$1,661,535	$1,673,984

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Months Ended March 31, 2003 and 2002
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2003	2002	2003	2002

Revenues	$1,202,606	$1,146,611	$2,421,286	$2,174,797
Costs and Expenses:
Direct costs of contracts	(1,043,745)	(1,000,071)	(2,111,379)	(1,890,736)
Selling, general and administrative expenses	(110,347)	(104,180)	(214,550)	(200,699)

Operating Profit	48,514	42,360	95,357	83,362

Other (Expense) Income:
Interest income	139	443	390	1,061
Interest expense	(777)	(1,825)	(2,008)	(4,088)
Miscellaneous income, net	555	375	1,061	819

Total other expense, net	(83)	(1,007)	(557)	(2,208)

Earnings Before Taxes	48,431	41,353	94,800	81,154
Income Tax Expense	(16,951)	(14,473)	(33,180)	(28,404)

Net Earnings	$31,480	$26,880	$61,620	$52,750

Net Earnings Per Share:
Basic	$0.57	$0.50	$1.12	$0.98
Diluted	$0.56	$0.49	$1.10	$0.96

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended March 31, 2003 and 2002
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2003	2002	2003	2002

Net Earnings	$31,480	$26,880	$61,620	$52,750

Other Comprehensive Income (Loss):
Unrealized holding (losses) gains on securities	(30)	662	(18)	981
Less: reclassification adjustment for gains realized in net earnings	(637)	(632)	(1,949)	(1,372)

Unrealized (losses) gains on securities, net of reclassification adjustment	(667)	30	(1,967)	(391)
Foreign currency translation adjustments	4,132	(1,455)	7,158	(4,452)

Other Comprehensive Income (Loss) Before Income Tax Benefit	3,465	(1,425)	5,191	(4,843)
Income Tax Benefit Relating to Other Comprehensive Income (Loss)	246	4	728	168

Other Comprehensive Income (Loss)	3,711	(1,421)	5,919	(4,675)

Total Comprehensive Income	$35,191	$25,459	$67,539	$48,075

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2003 and 2002
(In thousands)
(Unaudited)

	2003	2002

Cash Flows from Operating Activities:
Net earnings	$61,620	$52,750
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization of property, equipment and improvements	17,688	16,787
Gains on sales of assets	(2,424)	(1,362)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	49,295	95,174
Prepaid expenses and other current assets	(257)	2,159
Accounts payable	(36,626)	(43,642)
Accrued liabilities	9,077	26,885
Billings in excess of costs	(32,987)	(51,616)
Income taxes payable	14,143	(405)
Deferred income taxes	269	6,798
Other, net	462	314

Net cash provided by operating activities	80,260	103,842

Cash Flows from Investing Activities:
Acquisitions of businesses, net of cash acquired	—	(43,529)
Additions to property and equipment	(15,685)	(19,633)
Disposals of property and equipment	2,856	731
Proceeds from sales of marketable securities and investments	3,367	5,007
Purchases of marketable securities and investments	(1,944)	(1,949)
Net decrease (increase) in other noncurrent assets	5,430	(8,484)

Net cash used for investing activities	(5,976)	(67,857)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	164,354	200,708
Repayments of long-term borrowings	(178,629)	(258,111)
Net change in short-term borrowings	(44,346)	18,786
Proceeds from issuances of common stock	13,240	10,154
Purchases of common stock for treasury	—	(2,003)
Change in other deferred liabilities	(694)	3,385

Net cash used for financing activities	(46,075)	(27,081)

Effect of Exchange Rate Changes	206	(4,036)

Increase in Cash and Cash Equivalents	28,415	4,868
Cash and Cash Equivalents at Beginning of Period	48,469	49,263

Cash and Cash Equivalents at End of Period	$76,884	$54,131

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2003

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

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2003 and September 30, 2002, its consolidated results of operations for the three and six months ended March 31, 2003 and 2002, its consolidated comprehensive income for the three and six months ended March 31, 2003 and 2002, and its consolidated cash flows for the six months ended March 31, 2003 and 2002.

The Company’s interim results of operations are not necessarily indicative of the results to be expected for the full year.

2.

As allowed by Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“SFAS 123”) – the Company has elected to continue to account for stock issued to its employees and outside directors in accordance with APB Opinion No. 25 – Accounting for Stock Issued to Employees (“APB 25”).  Accordingly, compensation cost is measured based on the excess, if any, of the market price of the Company’s common stock over the exercise price of a stock option, determined on the date the option is granted.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2003

SFAS 123 prescribes an optional, fair-value based method of accounting for stock-based compensation plans.  The following table illustrates the effect on net earnings and earnings per share if the Company determined compensation cost under SFAS 123 (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net earnings as reported	$31,480	$26,880	$61,620	$52,750
Fair value of stock based compensation cost, net of tax	2,657	2,913	4,281	4,334

Pro forma net earnings	$28,823	$23,967	$57,339	$48,416

Earnings per share:
Basic:
As reported	$0.57	$0.50	$1.12	$0.98
Pro forma	$0.52	$0.44	$1.05	$0.90
Diluted:
As reported	$0.56	$0.49	$1.10	$0.96
Pro forma	$0.51	$0.43	$1.02	$0.88

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Dividend yield	—	—	—	—
Expected volatility	23.85%	35.62%	36.03%	37.36%
Risk-free interest rates	3.74%	4.51%	3.74%	4.51%
Expected life of options (in years)	7.6	7.0	7.6	7.0

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Like all option-pricing models, the Black-Scholes model requires the use of highly subjective assumptions including the expected volatility of the underlying stock price. Since the Company’s stock options possess characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s options. The Company believes that existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The effects of applying SFAS 123 for these pro forma disclosures are not likely to be representative of the effects on reported earnings for future years as options vest over several years and additional awards are generally made each year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2003

3.

Included in “Receivables” in the accompanying consolidated balance sheets at March 31, 2003 and September 30, 2002 were $369.0 million and $440.9 million, respectively, representing amounts earned and reimbursable under contracts in progress at the respective balance sheet dates.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.  Included in these unbilled receivables at March 31, 2003 and September 30, 2002 were contract retentions totaling $24.3 million and $24.2 million, respectively.  The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

Amounts due from the U.S. federal government included in “Receivables” in the accompanying consolidated balance sheets totaled $129.7 million and $141.2 million at March 31, 2003 and September 30, 2002, respectively.

4.	Property, equipment and improvements, net, are stated at cost in the accompanying consolidated balance sheets and consisted of the following at March 31, 2003 and September 30, 2002 (in thousands):

	March 31, 2003	September 30, 2002

Land	$7,855	$7,903
Buildings	56,098	54,010
Equipment	230,966	239,159
Leasehold improvements	29,446	27,987
Construction in progress	5,752	2,990

	330,117	332,049
Accumulated depreciation and amortization	(182,647)	(182,144)

	$147,470	$149,905

5.	Other noncurrent assets in the accompanying consolidated balance sheets consisted of the following at March 31, 2003 and September 30, 2002 (in thousands):

	March 31, 2003	September 30, 2002

Deferred tax asset	$43,221	$43,195
Cash surrender value of life insurance policies	41,889	44,083
Investments	21,920	27,691
Prepaid pension costs	15,297	15,993
Notes receivable	8,860	10,483
Reimbursable pension costs	9,678	9,928
Miscellaneous	5,402	6,850

	$146,267	$158,223

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2003

6.	Accrued liabilities in the accompanying consolidated balance sheets consisted of the following at March 31, 2003 and September 30, 2002 (in thousands):

	March 31, 2003	September 30, 2002

Accrued payroll and related liabilities	$186,975	$181,016
Insurance liabilities	35,966	42,761
Project related accruals	40,577	40,460
Other	62,171	58,381

	$325,689	$322,618

7.	Other deferred liabilities in the accompanying consolidated balance sheets consisted of the following at March 31, 2003 and September 30, 2002 (in thousands):

	March 31, 2003	September 30, 2002

Liabilities relating to defined benefit pension and early retirement plans	$88,535	$88,689
Liabilities relating to nonqualified deferred compensation arrangements	44,364	36,346
Deferred income taxes	15,355	16,058
Other	12,326	11,247

	$160,580	$152,340

8.

When the Company is directly responsible for subcontract labor, or third-party materials and equipment, the Company reflects the costs of such items in both revenues and costs.  On other projects, where the client elects to pay for such items directly and the Company has no associated responsibility for such items, these amounts are not reflected in either revenues or costs.  The amount of such “pass-through” costs included in revenues during the second quarter and first half of fiscal 2003 and 2002 totaled $377.2 million and $804.0 million, and $374.0 million and $688.8 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2003

9.	The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Weighted average shares outstanding (denominator used to compute basic EPS)	54,940	53,953	54,868	53,876
Effect of employee and outside director stock options	1,251	1,229	1,141	1,302

Denominator used to compute diluted EPS	56,191	55,182	56,009	55,178

10.

During the six months ended March 31, 2003 and 2002, the Company made cash payments of approximately $2.1 million and $3.6 million, respectively, for interest and $21.7 million and $19.7 million, respectively, for income taxes.

11.

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

12.

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

At March 31, 2003, the Company had guaranteed certain financial liabilities, the majority of which relate to debt obligations of unconsolidated affiliates.  The term of each of the guarantees is equal to the remaining term of the underlying debt, which ranges from two to twelve months.  Payment by the Company would be required upon default by the unconsolidated affiliate.  The maximum potential amount of future payments, which the Company could be required to make under these guarantees at March 31, 2003, is $7.6 million.  Additionally, the Company had guaranteed the residual value ($35.3 million) of the synthetic lease agreement associated with its offices in Houston, Texas.  The guarantee extends through the maturity of the lease in 2011.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
MARCH 31, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference from pages F-5 through F-13 of Exhibit 13 to the Company’s 2002 Annual Report on Form 10-K).

Results of Operations

The Company recorded net earnings of $31.5 million, or $0.56 per diluted share, for the three months ended March 31, 2003, compared to net earnings of $26.9 million, or $0.49 per diluted share for the same period last year.  For the first half of fiscal 2003, the Company recorded net earnings of $61.6 million, or $1.10 per diluted share, compared to net earnings of $52.8 million, or $0.96 per diluted share, for the first half of fiscal 2002.

Total revenues for the second quarter of fiscal 2003 increased by $56.0 million, or 4.9%, to $1.2 billion, compared to total revenues of $1.1 billion in the second quarter of fiscal 2002.  During the first half of fiscal 2003, total revenues increased by $246.5 million, or 11.3%, to $2.4 billion, compared to total revenues of $2.2 billion for the first half of fiscal 2002.

As more fully discussed in the Company’s 2002 Form 10-K, the Company’s business is focused exclusively on providing technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world.  The Company’s services can be generally classified into four broad categories:  project services (which includes engineering, design, architectural, and similar services); construction services (which includes revenues earned from traditional field construction activities as well as modular construction activities); operations and maintenance services (which includes revenues from contracts requiring the Company to operate and maintain large, complex facilities on behalf of clients, as well as contracts involving process plant maintenance services and activities); and process, scientific, and systems consulting services (which includes revenues earned from providing a wide variety of scientific and consulting services to clients).

The scope of services the Company can provide its clients, therefore, range from consulting and conceptual design-type services (which are often required by clients in the very early stages of a project) to complete, single-responsibility, design-build-operate contracts.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
MARCH 31, 2003

The following tables set forth the Company’s revenues by type of service for the quarter and six months ended March 31 of each fiscal year (in thousands):

     Three months ended March 31:

	2003	2002	% Change

Project Services	$486,741	$489,910	(0.6)%
Construction	538,933	503,125	7.1%
Operations and Maintenance	120,806	106,477	13.5%
Process, Scientific and Systems Consulting	56,126	47,099	19.2%

	$1,202,606	$1,146,611	4.9%

     Six months ended March 31:

	2003	2002	% Change

Project Services	$956,498	$965,868	(1.0)%
Construction	1,119,093	895,757	24.9%
Operations and Maintenance	234,960	222,371	5.7%
Process, Scientific and Systems Consulting	110,735	90,801	21.9%

	$2,421,286	$2,174,797	11.3%

Beginning with the second quarter of fiscal 2002, the Company classified certain elements of revenues as Construction that had been previously classified as Project Services.  Consequently, the Company reclassified approximately $110.4 million of project services revenues in the first quarter of fiscal 2002 to construction revenues.

As a percentage of revenues, direct costs of contracts was 86.8% and 87.2%, respectively, for the three and six months ended March 31, 2003, compared to 87.2% and 86.9% for the same periods in fiscal 2002.  The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various types of services provided by the Company.

The amount of pass-through costs included in revenues during the second quarter and first half of fiscal 2003 and 2002 totaled $377.2 million and $804.0 million, and $374.0 million and $688.8 million, respectively.  See Note 8 of the Notes to Consolidated Financial Statements for a discussion of pass-through costs.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
MARCH 31, 2003

Selling, general and administrative (“SG&A”) expenses for the second quarter of fiscal 2003 increased by $6.2 million, or 5.9%, to $110.3 million, compared to $104.2 million for the second quarter of fiscal 2002.  For the first six months of fiscal 2003, SG&A expenses increased by $13.9 million, or 6.9%, to $214.6 million, compared to $200.7 million for the same period last year.  The increases in SG&A expenses during the current fiscal periods, which are primarily attributable to the growth in business volume, also reflect the acquisition of McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering; collectively “Delta”) and the inclusion of Delta’s operations for a full six months in the current period compared to only five months during the first half of fiscal 2002.   The Company completed the acquisition of Delta on October 31, 2001.  Had Delta’s operations been included for a full six months last year, SG&A expenses during the first quarter of fiscal 2002 would have been higher by an additional $0.9 million.  On a sequential basis, SG&A expenses during the second quarter of fiscal 2003 increased by $6.1 million, or 5.9%, from $104.2 million recorded during the first quarter of fiscal 2003.

As a percentage of revenues, consolidated SG&A expenses remained relatively unchanged at 9.2% during the second quarter of fiscal 2003 compared to 9.1% during the second quarter of fiscal 2002, and decreased to 8.9% during the first half of fiscal 2003 compared to 9.2% for the second half of fiscal 2002, reflecting the Company’s continuing efforts to control costs.

During the second quarter ended March 31, 2003, the Company’s operating profit (defined as revenues, less direct costs of contracts and SG&A expenses) increased by $6.2 million, or 14.5%, to $48.5 million, compared to $42.4 million during the same period last year.  For the six months ended March 31, 2003, the Company’s operating profit increased by $12.0 million, or 14.4%, to $95.4 million, compared to $83.4 million during the same period last year.  The increases in the Company’s operating profit for the second quarter and first six months of fiscal 2003 as compared to the same periods in fiscal 2002 were due primarily to increases in business volume.  On a sequential basis, operating profit during the second quarter of fiscal 2003 increased by $1.7 million, or 3.6%, from $46.8 million during the first quarter of fiscal 2003.  Operating profit was 4.0% and 3.9% of revenues, respectively, in the second quarter and first half of fiscal 2003, compared to 3.7% and 3.8% of revenues, respectively, in the second quarter and first half of fiscal 2002.

Interest expense decreased by $1.0 million, or 57.4%, to $0.8 million during the second quarter of fiscal 2003, compared to $1.8 million during the second quarter of fiscal 2002.  During the first half of fiscal 2003, interest expense decreased by $2.1 million, or 50.9%, to $2.0 million, compared to interest expense of $4.1 million for the same period last year.  On a sequential basis, interest expense during the second quarter of fiscal 2003 decreased by $0.5 million, or 36.9% from $1.2 million during the first quarter of fiscal 2003.  The decreases in interest expense during the current fiscal periods were due to significantly reduced borrowing levels.  The Company continues to pay down its debt under its revolving credit facilities, which had an outstanding balance of $37.1 million at March 31, 2003 (bearing interest of 3.6%), compared to $142.4 million at March 31, 2002 (bearing interest of 3.4%), and  $85.7 million at September 30, 2002 (bearing interest of 3.8%).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
MARCH 31, 2003

The Company’s revolving credit facilities will terminate on January 11, 2004.  Accordingly, all outstanding balances under these credit facilities were classified as current liabilities beginning January 2003.  The Company is currently in negotiations for a new, long-term revolving credit facility and expects this new facility to be in place by the end of fiscal 2003.  Management of the Company believes that the capacity, terms and conditions of the new facility will be sufficient for the Company’s working capital and business growth requirements.

Backlog Information

The following table summarizes the Company’s backlog at March 31, 2003 and 2002 (in millions):

	2003	2002

Technical professional services	$3,239.0	$2,769.5
Total backlog	6,677.2	6,527.3

Liquidity and Capital Resources

During the six months ended March 31, 2003, the Company’s cash and cash equivalents increased by $28.4 million, to $76.9 million.  This compares to a net increase of $4.9 million, to $54.1 million, during the same period in fiscal 2002.  During the six months ended March 31, 2003, the Company experienced net cash inflows from operating activities and the effect on cash of exchange rate changes of $80.3 million and $0.2 million, respectively, offset in part by net cash outflows from investing and financing activities of $6.0 million and $46.1 million, respectively.

Operations resulted in net cash inflows of $80.3 million during the first half of fiscal 2003.  This compares to net cash inflows of $103.8 million during the same period last year.  The $23.6 million decrease in cash provided by operations in the current fiscal period as compared to last year was due primarily to a decrease in inflows relating to the timing of cash receipts and payments within the Company’s working capital accounts and to deferred income taxes of $25.9 million and $6.5 million, respectively, partially offset by an increase in net earnings of $8.9 million.

The Company’s investing activities resulted in net cash outflows of $6.0 million during the first six months of fiscal 2003.  This compares to net cash outflows of $67.9 million during the same period in fiscal 2002.  The net decrease of $61.9 million in cash used for investing activities during the current fiscal period as compared to last year was due primarily to a decrease of $43.5 million in net cash used for acquisitions, a net decrease in other noncurrent assets of $13.9 million, and a decrease of $6.1 million in additions to property and equipment, net of disposals.  These reduced outflows were partially offset by a decrease of $1.6 million in proceeds from sales of marketable securities and investments.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
MARCH 31, 2003

The Company’s financing activities resulted in net cash outflows of $46.1 million during the first half of fiscal 2003.  This compares to net cash outflows of $27.1 million during the same period in fiscal 2002.  The $19.0 million net increase in cash used for financing activities during the current fiscal period as compared to last year was due primarily to decreases in proceeds from long-term borrowings, net reductions in short-term borrowings, and other deferred liabilities, of $36.4 million, $63.1 million and $4.1 million, respectively.  These outflows were partially offset by a decrease of $79.5 million in repayments of long-term borrowings, an increase of $3.1 million in proceeds from issuances of common stock, and by a decrease of $2.0 million in purchases of common stock for treasury.  The outstanding balances under the Company’s long-term credit facilities were classified as current liabilities in the second quarter of fiscal 2003.  Total borrowing activity during the first six months of fiscal 2003 resulted in net repayments of $58.6 million, compared to net repayments of $38.6 million during the same period last year.

The Company believes it has adequate capital resources to fund its operations during the remainder of fiscal 2003 and beyond.  The Company’s consolidated working capital position was $249.0 million at March 31, 2003.  The Company has $45.9 million available through committed short-term credit facilities, and $275.0 million available through its revolving credit facilities.  Borrowings under the $275.0 million credit facilities were previously classified as long-term debt.  Because the $275.0 million credit facilities are scheduled to terminate in January 2004, all outstanding borrowings under these facilities have been classified as current obligations at March 31, 2003.  However, the Company is currently in negotiations for a new, long-term revolving credit facility and expects this new facility to be in place by the end of fiscal 2003.  At March 31, 2003, $0.6 million and $37.1 million were outstanding in the form of direct borrowings under the $45.9 million and $275.0 million credit facilities, respectively.

Forward-Looking Statements

Statements included in this Management’s Discussion and Analysis that are not based on historical facts are “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current estimates, expectations and projections about the issues discussed, the industries in which the Company’s clients operate and the services the Company provides. By their nature, such forward-looking statements involve risks and uncertainties. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance in connection with any discussion of future operating or financial performance. The Company cautions the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in its forward-looking statements including the following:

•	increase in competition by foreign and domestic competitors;

•	changes in global business, economic, political and social conditions;

•	availability of qualified engineers, architects, designers and other professional staff needed to execute contracts;

•	the timing of new awards and the funding of such awards;

•	cancellations of, or changes in the scope to, existing contracts;

•	the ability of the Company to meet performance or schedule guarantees;

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
MARCH 31, 2003

•	cost overruns on fixed, maximum or unit priced contracts;

•	the outcome of pending and future litigation and any governmental audits, investigations, or proceedings;

•	the cyclical nature of the individual markets in which the Company’s clients operate;

•	delays or defaults by clients in making payments due under contracts;

•	the ability of the Company to successfully negotiate and syndicate a new long-term credit facility; and

•	the successful closing and/or subsequent integration of any merger or acquisition transaction.

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

There have been no material changes in the information provided under “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” included in the Company’s 2002 Annual Report on Form 10-K.

Item 4.	Controls and Procedures.

Within the 90 days prior to the date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to ensure that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
MARCH 31, 2003

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2003 Annual Meeting of Shareholders was held at the Company’s headquarters on February 11, 2003, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated January 6, 2003, copies of which have been filed with the Commission pursuant to Regulation 14A.

There were three matters voted upon by the stockholders at the Annual Meeting.  Those matters were:

1.	To elect four directors to hold office until the 2006 annual meeting;
2.	To approve an amendment to the Company’s 1999 Stock Incentive Plan, increasing the number of authorized shares by 1,600,000; and,
3.	To approve the appointment of Ernst & Young LLP as independent auditors for the year ending September 30, 2003.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

		Votes For	Votes Against or Withheld	Abstentions	Broker Non-votes

1.	Election of Directors:
	Noel G. Watson	48,056,863	316,565	-0-	-0-
	Joseph R. Bronson	47,937,794	435,634	-0-	-0-
	Thomas M.T. Niles	47,938,725	434,703	-0-	-0-
	David M. Petrone	47,006,485	1,366,943	-0-	-0-
2.	Approval of an Amendment to the 1999 Stock Incentive Plan, increasing the number of authorized shares by 1,600,000	43,915,551	4,344,939	112,938	-0-
3.	Ratification of the Appointment of Ernst & Young LLP as independent auditors	45,622,918	2,676,278	74,232	-0-

The Directors who did not stand for election at the Annual Meeting and whose terms of office continued after the Annual Meeting were:  Drs. Joseph J. Jacobs, Linda K. Jacobs and Dale R. Laurance; Messrs. Peter H. Dailey, Robert C. Davidson, Jr., Robert B. Gwyn, Craig L. Martin and Benjamin F. Montoya; and, Ms. Linda Fayne Levinson.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
MARCH 31, 2003

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

	99.1 –	Certification Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ JOHN W. PROSSER, JR.

John W. Prosser, Jr. Senior Vice President, Finance and Administration

Date:	May 13, 2003

CERTIFICATION

I, Noel G. Watson, Chief Executive Officer of Jacobs Engineering Group Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2003 of Jacobs Engineering Group Inc.;

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ NOEL G. WATSON

Noel G. Watson Chief Executive Officer

CERTIFICATION

I, John W. Prosser, Jr., Senior Vice President, Finance and Administration of Jacobs Engineering Group Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2003 of Jacobs Engineering Group Inc.;

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ JOHN W. PROSSER, JR.

John W. Prosser, Jr. Senior Vice President Finance and Administration