Form 10-Q
period 2003-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2003-08-14
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

(626) 578 – 3500
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

☒ Yes - ☐ No

Indicate by check-mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934).

☒ Yes - ☐ No

Number of shares of common stock outstanding at August 12, 2003: 55,449,184

JACOBS ENGINEERING GROUP INC.

SIGNATURES	19

Part I - F INANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30, 2003 (Unaudited)	September 30, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$109,979	$48,469
Receivables	789,514	845,360
Deferred income taxes	64,595	66,609
Prepaid expenses and other	10,189	14,465

Total current assets	974,277	974,903

Property, Equipment and Improvements, Net	145,587	149,905

Other Noncurrent Assets:
Goodwill	395,819	390,953
Other	145,894	158,223

Total other noncurrent assets	541,713	549,176

	$1,661,577	$1,673,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$34,543	$5,962
Accounts payable	171,183	229,579
Accrued liabilities	332,078	322,618
Billings in excess of costs	114,508	155,114
Income taxes payable	33,632	27,144

Total current liabilities	685,944	740,417

Long-term Debt	—	85,732

Other Deferred Liabilities	159,147	152,340

Minority Interests	5,337	5,882

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares, issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 100,000,000 shares, 55,395,786 shares issued and outstanding at June 30, 2003; 54,765,374 shares issued and outstanding at September 30, 2002	55,396	54,765
Additional paid-in capital	129,043	110,778
Retained earnings	661,120	568,957
Accumulated other comprehensive loss	(32,290)	(42,582)

	813,269	691,918
Unearned compensation	(2,120)	(2,305)

Total stockholders’ equity	811,149	689,613

	$1,661,577	$1,673,984

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Months Ended June 30, 2003 and 2002
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2003	2002	2003	2002

Revenues	$1,131,105	$1,169,122	$3,552,391	$3,343,919
Costs and Expenses:
Direct costs of contracts	(972,991)	(1,021,023)	(3,084,370)	(2,911,759)
Selling, general and administrative expenses	(107,564)	(104,551)	(322,114)	(305,250)

Operating Profit	50,550	43,548	145,907	126,910

Other Income (Expense):
Interest income	393	744	783	1,805
Interest expense	(557)	(1,714)	(2,565)	(5,802)
Miscellaneous income, net	168	377	1,229	1,196

Total other income (expense), net	4	(593)	(553)	(2,801)

Earnings Before Taxes	50,554	42,955	145,354	124,109
Income Tax Expense	(17,694)	(15,035)	(50,874)	(43,439)

Net Earnings	$32,860	$27,920	$94,480	$80,670

Net Earnings Per Share:
Basic	$0.59	$0.51	$1.72	$1.49
Diluted	$0.58	$0.50	$1.68	$1.46

See the accompanying Notes to Consolidated Financial Statements.

J ACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended June 30, 2003 and 2002
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2003	2002	2003	2002

Net Earnings	$32,860	$27,920	$94,480	$80,670

Other Comprehensive Income:
Unrealized holding gains on securities	109	751	91	1,732
Less: reclassification adjustment for gains realized in net earnings	(472)	(971)	(2,421)	(2,343)

Unrealized losses on securities, net of reclassification adjustment	(363)	(220)	(2,330)	(611)
Foreign currency translation adjustments	4,599	5,060	11,757	608

Other Comprehensive Income (Loss) Before Income Tax Benefit	4,236	4,840	9,427	(3)
Income Tax Benefit Relating to Other Comprehensive Income(Loss)	137	95	865	263

Other Comprehensive Income	4,373	4,935	10,292	260

Total Comprehensive Income	$37,233	$32,855	$104,772	$80,930

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2003 and 2002
(In thousands)
(Unaudited)

	2003	2002

Cash Flows from Operating Activities:
Net earnings	$94,480	$80,670
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization of property, equipment and improvements	26,669	25,952
Gains on sales of assets	(2,945)	(2,239)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	91,652	42,388
Prepaid expenses and other current assets	5,360	616
Accounts payable	(73,288)	5,114
Accrued liabilities	10,419	31,443
Billings in excess of costs	(48,113)	(62,105)
Income taxes payable	11,291	7,692
Deferred income taxes	230	6,176
Other, net	650	507

Net cash provided by operating activities	116,405	136,214

Cash Flows from Investing Activities:
Acquisitions of businesses, net of cash acquired	—	(43,529)
Additions to property and equipment	(20,792)	(25,982)
Disposals of property and equipment	3,227	2,552
Proceeds from sales of marketable securities and investments	11,501	6,709
Purchases of marketable securities and investments	(3,233)	(1,705)
Net decrease (increase) in other noncurrent assets	3,267	(9,376)

Net cash used for investing activities	(6,030)	(71,331)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	164,354	299,077
Repayments of long-term borrowings	(178,629)	(388,111)
Net change in short-term borrowings	(51,627)	21,246
Proceeds from issuances of common stock	15,048	11,545
Purchases of common stock for treasury	—	(2,003)
Change in other deferred liabilities	(2,421)	(128)

Net cash used for financing activities	(53,275)	(58,374)

Effect of Exchange Rate Changes	4,410	(5,483)

Increase in Cash and Cash Equivalents	61,510	1,026
Cash and Cash Equivalents at Beginning of Period	48,469	49,263

Cash and Cash Equivalents at End of Period	$109,979	$50,289

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2003

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

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2003 and September 30, 2002, its consolidated results of operations for the three and nine months ended June 30, 2003 and 2002, its consolidated comprehensive income for the three and nine months ended June 30, 2003 and 2002, and its consolidated cash flows for the nine months ended June 30, 2003 and 2002.

The Company’s interim results of operations are not necessarily indicative of the results to be expected for the full year.

2.	In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 – Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to fair value based accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“SFAS 123”) by requiring disclosures in both interim and annual financial statements.

As allowed by SFAS 123, the Company has elected to continue to account for stock issued to its employees and outside directors in accordance with APB Opinion No. 25 – Accounting for Stock Issued to Employees (“APB 25”). Accordingly, compensation cost is measured based on the excess, if any, of the market price of the Company’s common stock over the exercise price of a stock option, determined on the date the option is granted.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2003

SFAS 123 prescribes an optional, fair-value based method of accounting for stock-based compensation plans. The following table illustrates the effect on net earnings and earnings per share if the Company determined compensation cost under SFAS 123 (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net earnings as reported	$32,860	$27,920	$94,480	$80,670
Fair value of stock based compensation cost, net of tax	3,522	2,799	10,563	8,828

Pro forma net earnings	$29,338	$25,121	$83,917	$71,842

Earnings per share:
Basic:
As reported	$0.59	$0.51	$1.72	$1. 49
Pro forma	$0.53	$0.46	$1.53	$1.33
Diluted:
As reported	$0.58	$0.50	$1.68	$1.46
Pro forma	$0.52	$0.45	$1.49	$1.30

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Dividend yield	—	—	—	—
Expected volatility	28.55%	28.96%	33.68%	34.67%
Risk-free interest rates	3.11%	5.02%	3.11%	5.02%
Expected life of options (in years)	7.9	7.4	7.9	7.4

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2003

3.	Included in “Receivables” in the accompanying consolidated balance sheets at June 30, 2003 and September 30, 2002 were $369.9 million and $440.9 million, respectively, of unbilled receivables, which represent amounts earned and reimbursable under contracts in progress at the respective balance sheet dates. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at June 30, 2003 and September 30, 2002 were contract retentions totaling $27.6 million and $24.2 million, respectively. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

Amounts due from the U.S. federal government included in “Receivables” in the accompanying consolidated balance sheets totaled $132.7 million and $141.2 million at June 30, 2003 and September 30, 2002, respectively.

4.	Property, equipment and improvements, net, are stated at cost in the accompanying consolidated balance sheets and consisted of the following at June 30, 2003 and September 30, 2002 (in thousands):

	June 30, 2003	September 30, 2002

Land	$7,958	$7,903
Buildings	59,318	54,010
Equipment	229,205	239,159
Leasehold improvements	29,285	27,987
Construction in progress	5,798	2,990

	331,564	332,049
Accumulated depreciation and amortization	(185,977)	(182,144)

	$145,587	$149,905

5.	Other noncurrent assets in the accompanying consolidated balance sheets consisted of the following at June 30, 2003 and September 30, 2002 (in thousands):

	June 30, 2003	September 30, 2002

Cash surrender value of life insurance policies	$43,628	$44,083
Deferred tax asset	43,251	43,195
Investments	19,027	27,691
Prepaid pension costs	15,855	15,993
Reimbursable pension costs	9,881	9,928
Notes receivable	8,907	10,483
Miscellaneous	5,345	6,850

	$145,894	$158,223

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2003

6.	The Company has two revolving credit facilities totaling $275.0 million. These facilities expire on January 11, 2004. Accordingly, all outstanding borrowings under these facilities have been classified as current liabilities at June 30, 2003. The Company is currently in negotiations for a new, long-term revolving credit facility and expects this new facility to be in place by the end of fiscal 2003.

7.	Accrued liabilities in the accompanying consolidated balance sheets consisted of the following at June 30, 2003 and September 30, 2002 (in thousands):

	June 30, 2003	September 30, 2002

Accrued payroll and related liabilities	$194,515	$181,016
Insurance liabilities	42,693	42,761
Project related accruals	35,269	40,460
Other	59,601	58,381

	$332,078	$322,618

8.	Other deferred liabilities in the accompanying consolidated balance sheets consisted of the following at June 30, 2003 and September 30, 2002 (in thousands):

	June 30, 2003	September 30, 2002

Liabilities relating to defined benefit pension and early retirement plans	$88,458	$88,689
Liabilities relating to nonqualified deferred compensation arrangements	44,040	36,346
Deferred income taxes	15,144	16,058
Other	11,505	11,247

	$159,147	$152,340

9.	When the Company is directly responsible for subcontract labor, or third-party materials and equipment, the Company reflects the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and the Company has no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during the third quarter and first nine months of fiscal 2003 and 2002 totaled $315.3 million and $1.1 billion, and $452.5 million and $1.1 billion, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2003

10.	The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Weighted average shares outstanding (denominator used to compute basic EPS)	55,334	54,334	55,013	54,019
Effect of employee and outside director stock options	1,309	1,347	1,198	1,323

Denominator used to compute diluted EPS	56,643	55,681	56,211	55,342

11.	During the nine months ended June 30, 2003 and 2002, the Company made cash payments of approximately $2.7 million and $5.0 million, respectively, for interest and $40.1 million and $25.0 million, respectively, for income taxes.

12.	The Company adopted Statement of Financial Accounting Standards No. 142 – Goodwill and Other Intangible Assets (“SFAS 142”) in fiscal 2002. SFAS 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Instead, these assets must be tested for impairment using a fair value approach in accordance with SFAS 142. There has been no impairment of goodwill since adoption of SFAS 142.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2003

13.	In January 2003, the FASB issued FASB Interpretation No. 46 - Consolidation of Variable Interest Entities (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements (“ARB 51”). FIN 46 requires a variable interest entity (“VIE”) to be consolidated by the primary beneficiary of the entity if certain criteria are met. The provisions of FIN 46 become effective for the Company during the fourth quarter of fiscal 2003.

As is common in the industry, the Company executes certain contracts jointly with third parties through partnerships and joint ventures. The Company is currently in the process of assessing whether any of its project-specific joint ventures constitute a VIE under FIN 46.

The Company has a contractual relationship with a VIE acquired prior to February 1, 2003. This VIE owns real property in Houston, Texas which the Company leases for office space (“Houston VIE”). In the event that the Company is required to consolidate the Houston VIE, any difference between the carrying values of the Houston VIE's assets (i.e., the real and personal property it owns and leases to the Company) and liabilities (i.e., the long-term debt the VIE incurred to finance the construction of the facility) would be recognized as a cumulative effect of an accounting change.

The Company is actively pursuing certain restructuring solutions that will enable the Houston VIE to meet the criteria of non-consolidation under FIN 46, and expects to complete a restructuring arrangement during the fourth quarter of fiscal 2003. However, if the Company is required to consolidate the Houston VIE, it anticipates that such consolidation will result in the recognition of additional fixed assets and a comparable amount of long-term debt of approximately $50.0 million.

14.	In November 2002, the FASB issued Interpretation No. 45 - Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

At June 30, 2003, the Company had guaranteed certain financial liabilities, the majority of which relate to debt obligations of unconsolidated affiliates. The term of each of the guarantees is equal to the remaining term of the underlying debt, which ranges from five to thirteen months. Payment by the Company would be required upon default by the unconsolidated affiliate. The maximum potential amount of future payments, which the Company could be required to make under these guarantees at June 30, 2003, is $7.6 million. Additionally, the Company had guaranteed the residual value ($35.3 million) of the synthetic lease agreement associated with its offices in Houston, Texas. The guarantee extends through the maturity of the lease in 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporated by reference from pages F-5 through F-13 of Exhibit 13 to the Company’s 2002 Annual Report on Form 10-K).

Results of Operations

The Company recorded net earnings of $32.9 million, or $0.58 per diluted share, for the three months ended June 30, 2003, compared to net earnings of $27.9 million, or $0.50 per diluted share for the same period last year. For the nine months ended June 30, 2003, the Company recorded net earnings of $94.5 million, or $1.68 per diluted share, compared to net earnings of $80.7 million, or $1.46 per diluted share, for the same period in fiscal 2002.

Total revenues for the third quarter of fiscal 2003 decreased by $38.0 million, or 3.3%, to $1.1 billion, compared to total revenues of $1.2 billion for the third quarter of fiscal 2002. During the first nine months of fiscal 2003, total revenues increased by $208.5 million, or 6.2%, to $3.6 billion, compared to total revenues of $3.3 billion for the first nine months of fiscal 2002.

The decrease in revenues during the current fiscal quarter compared to the same period last year was primarily attributable to a $137.2 million, or 30.3% decline in pass-through costs. The amount of pass-through costs included in revenues during the three months ended June 30, 2003 totaled $315.3 million compared to $452.5 million during the three months ended June 30, 2002. On a year-to-date basis, the amount of pass-through costs included in revenues remained relatively unchanged from the prior fiscal year. The level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using the services of the Company, as well as on the normal winding down of field services activities on construction and operations and maintenance (“O&M”) projects. See Note 8 of the Notes to Consolidated Financial Statements for a discussion of pass-through costs.

As more fully discussed in the Company’s 2002 Form 10-K, the Company’s business is focused exclusively on providing technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. The Company’s services can be generally classified into four broad categories: project services (which includes engineering, design, architectural, and similar services); construction services (which includes revenues earned from traditional field construction activities as well as modular construction activities); O&M services (which includes revenues from contracts requiring the Company to operate and maintain large, complex facilities on behalf of clients, as well as contracts involving process plant maintenance services and activities); and process, scientific, and systems consulting services (which includes revenues earned from providing a wide variety of scientific and consulting services to clients).

The scope of services the Company can provide its clients, therefore, ranges from consulting and conceptual design-type services (which are often required by clients in the very early stages of a project) to complete, single-responsibility, design-build-operate contracts.

The following tables set forth the Company’s revenues by type of service for the quarter and nine months ended June 30 of each fiscal year (in thousands):

Three months ended June 30:

	2003	2002	% Change

Project Services	$482,711	$518,298	(6.9)%
Construction	484,098	497,013	(2.6)%
Operations and Maintenance	107,722	115,345	(6.6)%
Process, Scientific and Systems Consulting	56,574	38,466	47.1%

	$1,131,105	$1,169,122	(3.3)%

Nine months ended June 30:

	2003	2002	% Change

Project Services	$1,439,209	$1,484,166	(3.0)%
Construction	1,603,191	1,392,770	15.1%
Operations and Maintenance	342,682	337,716	1.5%
Process, Scientific and Systems Consulting	167,309	129,267	29.4%

	$3,552,391	$3,343,919	6.2%

Beginning with the second quarter of fiscal 2002, the Company classified certain elements of revenues as Construction that had been previously classified as Project Services. Consequently, the Company reclassified approximately $110.4 million of project services revenues in the first quarter of fiscal 2002 to construction revenues.

As a percentage of revenues, direct costs of contracts was 86.0% and 86.8%, respectively, for the three and nine months ended June 30, 2003, compared to 87.3% and 87.1% for the same periods in fiscal 2002. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared, as well as the level of margins earned from the various types of services provided by the Company.

Selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal 2003 increased by $3.0 million, or 2.9%, to $107.6 million, compared to $104.6 million for the third quarter of fiscal 2002. For the first nine months of fiscal 2003, SG&A expenses increased by $16.9 million, or 5.5%, to $322.1 million, compared to $305.3 million for the same period last year. The increase in SG&A expenses during the nine months ended June 30, 2003 as compared to the same period last year was primarily attributable to growth in business volume. The increase in SG&A expenses also included the impact of the operations of McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering; collectively “Delta”) for a full nine months in the current fiscal year-to-date period compared to only eight months in the same period last year, since the Company completed the acquisition of Delta on October 31, 2001. Had Delta’s operations been included for a full nine months for the year-to-date period ended June 30, 2002, SG&A expenses would have been higher by an additional $0.9 million. On a sequential basis, SG&A expenses during the third quarter of fiscal 2003 decreased by $2.8 million, or 2.5%, from $110.3 million recorded during the second quarter of fiscal 2003.

As a percentage of revenues, consolidated SG&A expenses increased to 9.5% during the third quarter of fiscal 2003 compared to 8.9% during the third quarter of fiscal 2002, but remained unchanged during the first nine months of fiscal 2003 at 9.1% compared to the same period in fiscal 2002, reflecting the Company’s continuing efforts to control costs.

During the third quarter ended June 30, 2003, the Company’s operating profit (defined as revenues, less direct costs of contracts and SG&A expenses) increased by $7.0 million, or 16.1%, to $50.6 million, compared to $43.5 million during the same period last year. For the nine months ended June 30, 2003, the Company’s operating profit increased by $19.0 million, or 15.0%, to $145.9 million, compared to $126.9 million for the same period last year. On a sequential basis, operating profit during the third quarter of fiscal 2003 increased by $2.0 million, or 4.2%, from $48.5 million during the second quarter of fiscal 2003. Operating profit as a percentage of revenues also increased to 4.5% and 4.1%, respectively, in the third quarter and first nine months of fiscal 2003, compared to 3.7% and 3.8%, respectively, in the third quarter and first nine months of fiscal 2002. The increases in the Company’s operating profit were due primarily to an increase in business volume during the first nine months of fiscal 2003 as compared to the same period last year, and to a slight improvement in margins during the third quarter of fiscal 2003.

Interest expense decreased by $1.2 million, or 67.5%, to $0.6 million during the third quarter of fiscal 2003, compared to $1.7 million during the third quarter of fiscal 2002. During the nine months ended June 30, 2003, interest expense decreased by $3.2 million, or 55.8%, to $2.6 million, compared to interest expense of $5.8 million for the same period last year. On a sequential basis, interest expense during the third quarter of fiscal 2003 remained relatively unchanged from the second quarter of fiscal 2003. The decreases in interest expense during the current fiscal periods were due to significantly reduced borrowing levels. The Company continues to pay down its debt under its revolving credit facilities, which had an outstanding balance of $32.5 million at June 30, 2003 (bearing interest of 3.7%), compared to $115.8 million at June 30, 2002 (bearing interest of 3.4%), and $85.7 million at September 30, 2002 (bearing interest of 3.8%).

The Company’s revolving credit facilities will terminate on January 11, 2004. Accordingly, all outstanding balances under these credit facilities were classified as current liabilities beginning January 2003. The Company is currently in negotiations for a new, long-term revolving credit facility and expects this new facility to be in place by the end of fiscal 2003. Management of the Company believes that the capacity, terms and conditions of the new facility will be sufficient for the Company’s working capital and general business requirements.

Backlog Information

The following table summarizes the Company’s backlog at June 30, 2003 and 2002 (in millions):

	2003	2002

Technical professional services	$3,257.4	$2,989.4
Total backlog	6,509.0	6,628.0

Liquidity and Capital Resources

During the nine months ended June 30, 2003, the Company’s cash and cash equivalents increased by $61.5 million, to $110.0 million. This compares to a net increase of $1.0 million, to $50.3 million, during the same period in fiscal 2002. During the nine months ended June 30, 2003, the Company experienced net cash inflows from operating activities and the effect on cash of exchange rate changes of $116.4 million and $4.4 million, respectively, offset in part by net cash outflows from investing and financing activities of $6.0 million and $53.3 million, respectively.

Operations resulted in net cash inflows of $116.4 million during the first nine months of fiscal 2003. This compares to net cash inflows of $136.2 million during the same period last year. The $19.8 million decrease in cash provided by operations in the current fiscal period as compared to last year was due primarily to a decrease in inflows relating to the timing of cash receipts and payments within the Company’s working capital accounts and to deferred income taxes of $27.8 million and $5.9 million, respectively, partially offset by an increase in net earnings of $13.8 million.

The Company’s investing activities resulted in net cash outflows of $6.0 million during the first nine months of fiscal 2003. This compares to net cash outflows of $71.3 million during the same period in fiscal 2002. The net decrease of $65.3 million in cash used for investing activities during the current fiscal period as compared to last year was due primarily to a decrease of $43.5 million in net cash used for acquisitions, a net decrease in other noncurrent assets of $12.6 million, a decrease of $5.9 million in additions to property and equipment, net of disposals, and an increase of $4.8 million in proceeds from sales of marketable securities and investments.

The Company’s financing activities resulted in net cash outflows of $53.3 million during the first nine months of fiscal 2003. This compares to net cash outflows of $58.4 million during the same period in fiscal 2002. The $5.1 million net decrease in cash used for financing activities during the current fiscal period as compared to last year was due primarily to decreases in repayments of long-term borrowings and in purchases of common stock for treasury of $209.5 million and $2.0 million, respectively, and to an increase of $3.5 million in proceeds from issuances of common stock. These inflows were partially offset by decreases in proceeds from long-term borrowings, net reductions in short-term borrowings, and other deferred liabilities of $134.7 million, $72.9 million and $2.3 million, respectively. The outstanding balances under the Company’s long-term credit facilities were classified as current liabilities in the second quarter of fiscal 2003. Total borrowing activity, combining debt that is classified as short-term and long-term, during the first nine months of fiscal 2003 resulted in net repayments of $65.9 million, compared to net repayments of $67.8 million during the same period last year.

The Company believes it has adequate liquidity and capital resources to fund its operations during the next twelve months. The Company’s consolidated working capital position was $288.3 million at June 30, 2003. The Company has $46.0 million available through committed short-term credit facilities, and $275.0 million available through its revolving credit facilities. At June 30, 2003, $2.0 million and $32.5 million were outstanding in the form of direct borrowings under the $46.0 million and $275.0 million credit facilities, respectively.

Borrowings under the $275.0 million credit facilities were previously classified as long-term debt. Because the $275.0 million credit facilities are scheduled to terminate in January 2004, all outstanding borrowings under these facilities have been classified as current obligations at June 30, 2003. However, the Company is currently in negotiations for a new, long-term revolving credit facility and expects this new facility to be in place by the end of fiscal 2003. Management of the Company believes that the capacity, terms and conditions of the new facility will be sufficient for the Company’s working capital and general business requirements.

Forward-Looking Statements

Statements included in this Management’s Discussion and Analysis that are not based on historical facts are “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current estimates, expectations and projections about the issues discussed, the industries in which the Company’s clients operate, the geographic areas in which the Company conducts its operations, and the services the Company provides. By their nature, such forward-looking statements involve risks and uncertainties. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance in connection with any discussion of future operating or financial performance. The Company cautions the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in its forward-looking statements including the following:

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

Item 3.	Q ualitative and Quantitative Disclosures About Market Risk.

There have been no material changes in the information provided under “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” included in the Company’s 2002 Annual Report on Form 10-K.

Item 4.	C ontrols and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-14(e) and 15d-14(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to ensure that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 6.	Exh ibits and Reports on Form 8-K.

(a)        Exhibits

3 -	Certificate of Incorporation, as amended

31.1 -	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -	Certification of Senior Vice President, Finance and Administration Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 -	Certification Pursuant to 18 U.S.C. Section 1350

(b)        Reports on Form 8-K

On April 17, 2003, the Company filed with the Securities and Exchange Commission a Form 8-K dated April 16, 2003, announcing the Company’s earnings results for the second quarter of fiscal 2003.

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.
By:	/s/ JOHN W. PROSSER, JR.

John W. Prosser, Jr. Senior Vice President, Finance and Administration

Date: August 13, 2003