Form 10-K
period 2003-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2003-12-29
CIK 52988

2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7463

Jacobs Engineering Group Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4081636
(State of Incorporation)	(I.R.S. Employer Identification No.)

1111 South Arroyo Parkway, Pasadena, California	91105
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (626) 578-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check-mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)  ☒  Yes  ☐  No

The aggregate market value of the Registrant’s capital stock held by non-affiliates was approximately $2.212 billion as of March 31, 2003, based upon the last reported sales price of such stock on the New York Stock Exchange on that date. For this purpose, the Registrant considers Dr. Joseph J. Jacobs to be its only affiliate.

As of December 22, 2003, the Registrant had outstanding 55,872,395 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement issued in connection with its 2004 Annual Meeting of Shareholders (Part III).

JACOBS ENGINEERING GROUP INC.

Fiscal 2003 Annual Report on Form 10-K

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

We are one of the largest professional services firms in the United States. Our business focuses exclusively on providing a broad range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. We provide project services (which include engineering, design, architectural, and similar services); process, scientific, and systems consulting services; operations and maintenance services; and construction services (which include direct-hire construction and construction management services). We provide our services through offices and subsidiaries located in North America, Europe, Asia, and Australia.

We concentrate our services on selected industry groups and markets including oil and gas exploration, production, and refining; U.S. federal programs; pharmaceuticals and biotechnology; chemicals and polymers; buildings (which includes projects in the fields of health care and education as well as civic, governmental, and other buildings); infrastructure; technology and manufacturing; and pulp and paper, among others.

Business Strategy

General

There are four major components of our business strategy: a relationship-based approach to client interactions, a strong focus on cost control, an organizational structure that facilitates efficient project management and execution, and safety.

Relationship-Based Business Model

Our relationship-based business model is central to our sustained growth and profitability. We aggressively pursue the development of long-term affiliations and alliances with our clients. By working as a partner with our clients on their capital programs, we increase our understanding of their overall business needs as well as the unique technical requirements of their projects. This allows us the opportunity to provide a greater range of services to our clients. We market all of our services to clients for projects where the scope of work required is within our expertise. By integrating and bundling our services (i.e., providing design, engineering, and construction services on the same project), we can price contracts more competitively and enhance overall profitability while delivering superior value to our clients. Our relationship-based business model also helps us more fully understand the risks inherent in the projects, which in turn allows us to manage those risks better. Our approach also provides us with opportunities to market those services our clients need in the post start-up and commissioning phases of a plant, such as operations and maintenance services. This model, however, does not preclude us from undertaking discrete projects that do not significantly conflict with our business strategy. We will accept and perform discrete projects for our clients if we can negotiate acceptable pricing and other contract terms.

Cost Control

Another important component of our business strategy is our continual emphasis on cost control. As the global economy expands and companies providing technical, professional, and construction services are required to compete against each other across geographic boundaries, the company that can provide its clients with cost efficient solutions to their project needs has the advantage. Our attention to cost control throughout every level of our organization allows us to deliver superior technical, professional, and construction services safely, efficiently, and within the cost and time parameters our clients require.

Organizational Structure

Our organizational structure and integrated system for delivering our services is another key component of our business strategy. Our operating units use a matrix organizational structure whereby our project management functions are supported by our various technical engineering, design and construction disciplines that are necessary to effectively execute long-term engineering and construction contracts. Crucial functions, such as project controls and procurement, are local to each of our major offices and serve operations by providing specialized services required by projects. In addition, we actively employ a boundaryless approach to the way we serve our clients. Our operating groups do not compete against each other for contracts. Rather, our organizational structure encourages our operating groups to work cohesively while simultaneously helping to reduce costs and promote an efficient delivery system for all of our services.

Safety

The final key component of our business strategy is our intense and uncompromising focus on safety. Maintaining safe work environments has long been a mutual and unequivocal condition of the relationship we have with our employees. It is also a paramount issue in our dealings with our clients. A safe work environment is critical to our long-term success and growth. We maintain a centralized quality and safety group to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments increase employee turnover, increase the cost of a project to our clients, and raise our operating costs as well. Safe job sites and office environments, on the other hand, benefit our clients, promote employee morale, and enhance the long-term relationships we have with our clients, employees, and business partners.

The Role of Acquisitions in Our Business Strategy

Our relationship-based business model is a significant driver of our acquisition activities. When we review potential acquisition targets, we are conscious of the effect the acquisition will have on our client base. We favor acquisitions that allow us to expand or enhance the range of services we provide our clients, and/or gain access to new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our major clients. The following is a brief description of some of our key mergers and acquisitions over the past few years:

•	In October 2001, we acquired McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering) (collectively, “Delta”). Delta provides engineering, construction, and maintenance services to various industries including upstream oil and gas, petroleum refining, petrochemicals, and chemicals. Delta employed approximately 3,500 employees conducting operations located primarily in Canada.

•

In May 2001, we purchased from LawGibb Group Inc. substantially all of its international engineering and construction management business (the “GIBB businesses”). Headquartered in the United Kingdom, the GIBB businesses are a leading international engineering consultancy firm that provides technical, professional, and construction management services in the fields of transportation, civil and structural engineering, water and wastewater, environmental and geotechnical services, infrastructure, building and building services, information technology, defense, finance, and commerce. The GIBB businesses employed approximately 900 employees conducting operations located primarily in the United Kingdom and certain other European countries.

•	In February 2001, we finalized the second phase of a two-part transaction to acquire from Stork N.V., the Netherlands, all of its engineering and contracting business (the “Stork E&C businesses”). We completed the first phase of the transaction (“Stork Phase I”) in February 2000. The Stork Phase I entities employed approximately 1,500 technical professional staff in offices located principally in Belgium, Germany, Southeast Asia, and certain locations in the Netherlands. The second phase of the transaction (“Stork Phase II”) involved Stork N.V.’s engineering and construction management operations in the Netherlands and the Middle East. The Stork Phase II entities employed approximately 500 technical professional staff. The Stork E&C businesses, headquartered in Leiden, the Netherlands, provide a broad range of engineering and construction management services to clients in the refining, chemicals, basic resources, and facilities industries, among others.

•	In fiscal 1999, we merged with the Sverdrup Corporation (“Sverdrup”). As a result of this transaction, Sverdrup became a wholly-owned subsidiary of Jacobs. Headquartered in St. Louis, Missouri, Sverdrup provides engineering, architecture, construction, and scientific services for the development, design, construction, and operation of buildings, infrastructure projects, and advanced technical systems for public and private sector clients in the United States and internationally. At the time of the merger, Sverdrup employed approximately 5,600 people in offices located throughout the United States and in selected countries abroad. The Sverdrup transaction expanded our business opportunities in several key markets (e.g., infrastructure and defense), added professional staff, and provided us with presence in new geographies.

Services Provided

As we discuss above, our business is to provide technical, professional, and construction services. The services we provide generally fall into four broad categories: project services (which includes engineering, design, architectural, and similar services); construction services; operations and maintenance services; and process, scientific, and systems consulting services. The scope of services we can provide our clients, therefore, ranges from consulting and conceptual design services, which clients often require in the very early stages of a project, to complete, single-responsibility, design-build-operate contracts.

The following table sets forth our revenues from each of our four service categories for each of the five fiscal years ended September 30 (in thousands of dollars):

	2003	2002	2001	2000	1999
Project Services	$1,894,777	$1,977,173	$1,807,831	$1,746,148	$1,137,810
Construction	2,050,144	1,932,613	1,569,781	1,091,788	1,232,181
Operations and Maintenance	444,825	469,508	445,742	462,774	417,026
Process, Scientific and Systems Consulting	225,855	176,367	133,639	118,232	87,990

	$4,615,601	$4,555,661	$3,956,993	$3,418,942	$2,875,007

Project Services

We employ all of the engineering, design, architectural, and related disciplines needed to design and engineer modern process plants (including projects for clients in the chemicals and polymers,

pharmaceuticals and biotechnology, oil & gas, refining, food and consumer products, and basic resources industries); buildings (including facilities in the health care, education, and criminal justice markets, as well as other buildings for clients in the private sector); infrastructure projects (including highways, roads, bridges, and other transportation systems and facilities); technology and manufacturing facilities (for clients in the semiconductor, electronics, automotive, aerospace, and defense industries); pulp and paper plants; and other facilities. We also employ many of the requisite scientific, technical, and program management capabilities necessary to provide program integration, testing, and evaluation services for clients in the defense and aerospace industries; for the United States Department of Defense (“DOD”) in support of information systems for weapons acquisition centers; and for various agencies of the United States federal government in support of environmental programs.

We are capable of providing our clients with a variety of value engineering services including “safety in design”. Through safety in design we integrate best practices, hazard analysis, and risk assessment methods early in the design phase of projects, taking those steps necessary to eliminate or mitigate injury and damage during the construction, start-up, testing and commissioning, and operations phases of a project.

In the area of construction management, we provide our clients with a wide range of services as an agent for our clients. We may act as the program director, whereby we oversee, on the owner’s behalf, the complete planning, design, and construction phases of the project; alternatively, our services may be limited to providing construction consulting.

Also included in the category of “Project Services” are construction related services (such as cost engineering, planning, scheduling, procurement, estimating, project accounting, and quality and safety) necessary to support our engineering, design, construction, construction and program management, operations and maintenance, and consulting services.

Construction

We provide traditional field construction services to private and public sector clients in virtually all of the industries to which we provide project services. We also provide many of our clients with modular construction technology. Our modular approach is an advanced form of off-site engineering and design, fabrication, assembly, and field erection. A modular approach provides clients with an alternative approach to traditional methods of engineering and construction, which can compress and shorten the construction schedule. In the environmental area, we provide environmental remedial construction services for a variety of public and private sector clients.

Historically, our field construction activities have focused primarily on those construction projects for which we perform much of the related engineering and design work. By focusing our construction efforts on such projects, we minimize the risks associated with constructing complex plants and facilities based on designs prepared by third parties. The financial risk to us of constructing complex plants and facilities based on designs prepared by third parties may be particularly significant on fixed-price contracts; therefore, we generally avoid these projects. However, we continue to pursue construction-only projects where we can negotiate pricing and other acceptable contract terms.

Operations and Maintenance (“O&M”)

O&M generally refers to all of the tasks required to operate and maintain large, complex facilities on behalf of clients. In such situations, we can provide key management and support services over all of the facility’s operations, including subcontractors and other on-site personnel. Within the environmental area, O&M often includes engineering and technical support services as well as program management services necessary to remediate contaminated sites. Within the aerospace and defense areas, O&M often requires us to provide the management and technical support services necessary to operate and maintain engine test facilities, weapons integration, and high-tech simulation and verification centers. Such O&M contracts also frequently require us to provide facilities management and maintenance services, utilities operations and maintenance services, property management and disposition service, and construction support services.

This category also includes plant maintenance services, which generally involve the tasks required to keep a plant (typically a refinery or chemical plant) in day-to-day operation. This includes the repair and replacement of pumps, piping, heat exchangers, and other equipment as well as “turnaround” work, which involves major refurbishment that can only be performed when the plant is shut down. Since shutdowns are expensive to the owners of the plant, turnaround work often requires maximizing the number of skilled craft personnel that can work efficiently on a project on a 24-hours-per-day, seven-days-per-week basis. We use sophisticated computer scheduling and programming to complete turnaround projects quickly, and we maintain contact with a large pool of skilled craft personnel we can hire as needed on maintenance and turnaround projects.

Although the gross profit margins that we realize from O&M services are generally lower than those associated with the other services we provide, the costs to support maintenance activities are also generally lower. Furthermore, O&M contracts present less financial risks to us since they are normally cost-reimbursable in nature. Additionally, although engineering and construction projects may be of a short-term nature, O&M services often result in long-term relationships with clients. For example, we have been providing maintenance services at several major process plants for over 30 years. This aspect of maintenance services greatly reduces the selling costs in respect of such services.

Process, Scientific and Systems Consulting

We employ all of the professional and technical expertise necessary to provide a broad range of consulting services, including: performing pricing studies, market analyses, and financial projections necessary in determining the feasibility of a project; performing gasoline reformulation modeling; analyzing and evaluating layout and mechanical designs for complex processing plants; analyzing automation and control systems; analyzing, designing, and executing biocontainment strategies; developing and performing process protocols with respect to Federal Drug Administration-mandated qualification and validation requirements; providing consultation on proposed railway and airport expansion projects; and performing geological and metallurgical studies.

Also included in the category of “Process, Scientific and Systems Consulting” are the professional and program management services required to assist clients (such as the United States federal government and its agencies) in a wide range of defense and aerospace related programs. Such services typically are more technical and scientific in nature than are other project services we provide, and may involve such tasks as supporting the development and testing of conventional weapons systems; weapons modeling and simulations; computer systems development, maintenance, and support; evaluation and testing of mission-critical control systems; and other highly technical programs and tasks.

Complementary Nature of Resources and Business Systems Utilized

There is a high degree of similarity of the workforces among our service categories. For example, engineering and design services (i.e., services provided by persons who are degreed and in certain circumstances licensed, such as engineers, architects, scientists, and economists) exist in all four service categories. In addition, there is a high degree of similarity among a significant component of the workforces we employ to perform on O&M and construction projects. In providing O&M and construction services, we employ a large number of skilled craft labor personnel. These include welders, pipe fitters, electricians, crane operators, and other personnel that work on very large capital projects (in the case of projects classified within the construction services category) or on smaller capital projects (in the case of maintenance projects classified within the O&M services category).

Our operating units use a matrix organizational structure. Our results, therefore, are dependent on groups representing technical disciplines (e.g., cost engineering, electrical engineering, mechanical engineering) supporting project management personnel (who maintain the relationship between us and our clients, and who are ultimately responsible for delivering projects to our clients safely, on time, and on budget). Additionally, all of our operating regions and divisions use common tools, policies, and procedures to manage and run their respective businesses. These include practices concerning such things as project review meetings, project performance evaluations, and project execution plans.

The use of technology throughout our organization is highly uniform. Whether it is PC-based computer aided design and drafting (“CADD”) applications used by our engineering and design staff; or PC-based modeling programs used by the scientific and consulting staff; or PC-based scheduling, estimating, and cost control applications used by home-office personnel in support of our construction and maintenance activities, all of the service categories described above are equally vulnerable to changes in technology as they occur in the economy at large.

Industry Groups and Markets

We focus our services on clients that operate in the following industry groups and markets: oil and gas exploration, production, and refining; United States federal programs; pharmaceuticals and biotechnology; chemicals and polymers; buildings (both public and private sector); infrastructure; technology and manufacturing; and pulp and paper. We also provide services to clients in other industries and markets, such as food and consumer products, and basic resources (e.g., mining, minerals, and fertilizers), among others. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources and help to mitigate the negative effects of a downturn in a single industry.

The following table sets forth our revenues from each of these industry groups and markets for each of the five fiscal years ended September 30 (in thousands of dollars):

	2003	2002	2001	2000	1999
Oil & Gas and Refining	$1,093,047	$1,088,758	$451,103	$280,942	$243,311
Federal Programs	1,070,740	973,514	732,362	614,048	481,302
Pharmaceuticals and Biotechnology	652,036	879,747	715,407	481,947	373,520
Chemicals and Polymers	559,166	556,011	653,573	693,034	796,501
Technology and Manufacturing	464,589	187,432	332,995	213,557	173,023
Buildings	352,998	349,858	457,488	539,691	454,589
Infrastructure	288,193	325,029	246,420	238,278	218,828
Pulp and Paper	58,076	72,350	182,456	254,861	99,189
Other	76,756	122,962	185,189	102,584	34,744

	$4,615,601	$4,555,661	$3,956,993	$3,418,942	$2,875,007

Oil & Gas and Refining

We provide our full line of traditional engineering, design, and construction services to our clients in the exploration, production, and refining industries. Typical projects in this area include new design and construction, revamps or expansions of existing plants, upgrades of individual process units within refineries, and maintenance services. We also provide a broad range of consulting services to our clients including process assessments, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services.

Historically, revenues from our hydrocarbon business related primarily to projects associated with petroleum refining and the processes and technologies required for the conversion of crude oil and gas into petroleum fuels, chemical feedstocks, and lubricants. More recently, and particularly in connection with the acquisitions of Stork and Delta, our services and the types of projects we perform have expanded to include the upstream and downstream sectors of the oil and gas industry. These projects include heavy oil processing projects (e.g., tar sands extraction projects); projects involving oil recovery through steam injection; and gas treating, gas gathering, and gas storage projects including extraction of commercially valuable elements of the gas stream.

Government regulations often influence the volume of business activity in this market group. Certain regulations are stimulating need for project services by companies in the refining industry. The requirement for lower sulfur fuels drives numerous awards for Tier II gasoline and Ultra Low Sulfur Diesel projects. Additionally, consent decrees between the U.S. Environmental Protection Agency (“EPA”) and various refining companies are resulting in additional project services work for us, particularly for nitrous oxide (NOx) emission reductions. We are actively involved in such regulatory-based projects.

We have also used our modular construction capabilities on a number of projects in the refining and petroleum industry. In the U.S. and European refining markets, many projects involve the revamp of existing processing units or the addition of new processes to an existing refinery. As a result of the close proximity of processing units in these refineries, we believe the use of modular construction can decrease congestion at the construction site. Modular construction can also provide cost and project execution benefits in remote locations.

We provide maintenance services to our clients in the refining industry. We have also established a number of formal alliances with various clients in the refining industry. Some of these alliances are both domestic (U.S.) and international in scope.

Also included in this revenue category are power generation and cogeneration power projects. While this is not a major focus for us, we provide design, engineering, procurement, construction and construction management, and maintenance services to our clients in the power generation and supply industry. Typical projects in this area include simple and combined cycle power projects, cogeneration power plants, aeroderivative and industrial gas turbines, and emergency power generation stations.

Federal Programs

We categorize our Federal Programs as generally relating to environmental, aerospace and defense, or building programs.

Environmental

We are one of the leading providers of environmental engineering and consulting services in the United States and abroad, including hazardous and nuclear waste management and site cleanup and closure. Many of our projects for the United States federal government span over ten years. Our projects within this market generally relate to all major federal and state environmental statutes, with particular emphasis on the Comprehensive Environmental Response Compensation and Liability Act and the Resource Conservation and Recovery Act. We currently provide environmental investigation, restoration, engineering, construction, and site operations and maintenance services to a number of United States federal government agencies, including the United States Department of Energy (“DOE”) and the DOD.

As part of our environmental restoration work, we provide support in such areas as underground storage tank removal, contaminated soil and water remediation, and long-term groundwater monitoring. We also design, build, install, operate, and maintain various types of soil and groundwater cleanup systems at multiple project locations across the United States and its territories for the United States Army Corps of Engineers and the United States Air Force Center for Environmental Excellence. Typical projects also include the preparation of feasibility studies and performance of remedial investigations, engineering, design, and remediation services on several national programs.

We provide a full range of environmental consulting services including air quality planning and permitting, water quality compliance, environmental conservation studies, pollution prevention assessments, and compliance with the National Environmental Policy Act.

As part of our support to our clients, we provide asset management services in the form of infrastructure operations and maintenance. This is an integral part of the services to the DOE at the Oak Ridge Environmental Management sites and at the Rocky Flats Environmental Technology Site. Asset management also includes building closures, which involve deactivation, decommissioning, and demolition of government facilities.

Aerospace and Defense

We provide a wide range of technical professional services to clients for a variety of aerospace and defense facilities and systems, including wind tunnels, turbine and rocket engine test facilities, and launch facilities, as well as computer-based simulation and other systems. We operate and maintain ground mobile weapon system test facilities, multi-media laboratories, and artillery test ranges. We support and maintain enterprise information systems for various weapons acquisition centers. We also operate and maintain aerodynamic, propulsion, and space facilities and systems for government clients at more than a dozen test centers across the continental United States.

We have been a provider of systems engineering and technical services to the DOD for more than 50 years and currently support defense programs in dozens of locations, both within the United States and internationally. In addition to operating and maintaining several DOD test centers, our support includes services such as aerodynamic testing of next-generation fighter aircraft; propulsion testing for space programs; launch support services for the space shuttle as well as Titan, Atlas, and Delta rockets and payloads; and acquisition support to weapons systems such as air-to-air missile systems and precision guided smart weapons used for various high-value targets. We also support the acquisition and development of Special Operation Forces systems and equipment as well as nuclear, biological, and chemical detection and protection systems. We also support the DOD in a number of information technology programs including networks, command and control technology, intelligence, and information warfare.

In addition to the services described above, we provide systems engineering, technical assistance, and program management support at several NASA facilities. We provide operations and maintenance services for these facilities including support of spacecraft and aeronautical systems testing, aerodynamic test facilities and systems, biological and life sciences experiments, and aircraft for research and development missions. We provide a broad range of engineering, science, and technical support services to five NASA centers, representing support to virtually every major space program including the International Space Station, the Orbital Space Plane, and preparation for inter-planetary missions, as well as protein crystal growth research needed to develop new drugs and vaccines.

Building Programs

Also included in Federal Programs revenues are building programs we perform for certain agencies of the United States federal government. We provide a wide range of architectural, engineering, construction, and design-build services to agencies such as the Federal Aviation Administration (“FAA”), the General Services Administration (“GSA”), the United States Departments of State, Treasury, and Agriculture, among others. Typical projects include the renovation and modernization of terminal radar control centers, air traffic control towers, and other facilities for the FAA. We also provide architectural and engineering services for the United States Pentagon renovation program as well as planning design services for Internal Revenue Service offices and customer service centers nationwide. More recent contract awards require us to provide design and program management services in connection with certain homeland security initiatives for the GSA.

Pharmaceuticals and Biotechnology

We furnish our full line of services to our clients in the pharmaceuticals and biotechnology industries. The scope of services we provide to clients in these markets includes master planning, programming, feasibility studies, engineering, preliminary and detailed design, procurement, construction, construction management, commissioning and start-up, validation, and maintenance. Accordingly, we are fully capable of executing the industry’s largest capital programs on a single-responsibility basis.

Typical projects for clients in these industries include laboratories, research and development facilities, pilot plants, bulk active pharmaceutical ingredient production facilities, full-scale biotechnology production facilities, and secondary manufacturing facilities. In addition to regulatory compliance issues, state-of-the-art technology and know-how are critical to our clients in these industries. Such technology and know-how encompasses containment, barrier technology, locally controlled environments, process and building systems automation, and off-the-site design and fabrication of process and building modules.

As pressure increases on companies in the pharmaceuticals industry to decrease product time-to-market, reduce costs, and increase return on investment, the types of services we provide have grown over the years to include modular construction, and consulting and strategic planning regarding methods to help our clients complete capital projects more quickly and efficiently. As an example of this process, we increased our efforts to integrate commissioning and validation services, helping reduce the amount of time required to introduce a new drug into the marketplace.

We have cost-effective professional resources located in geographic areas of major pharmaceutical and biotechnology concentration, and we provide single-point engineering, procurement, construction management, and validation (“EPCMV”) project delivery. We continue to enhance our 3-D design capabilities, project controls, and automation capabilities as well as other technological aspects of our EPCMV services. This allows us to better serve our clients and to ensure that projects transition from their conceptual design phase through engineering, construction, start-up and commissioning, and validation phases as economically and efficiently as possible.

We have also established formal alliances and preferred provider agreements with numerous clients in the pharmaceuticals and biotechnology industry.

Chemicals and Polymers

The chemicals and polymers industries remain an important element to our overall growth. Current demand and future opportunities from this market continue to be an essential part of our diversified business. We are ever expanding our presence globally to better meet the needs of our clients as they increase their operations internationally.

The types of projects we execute for our clients in these industries range from chemical synthesis through polymerization. This includes high-pressure processes for the production of industrial chemicals and low-pressure multi-product processes for the production of specialty and fine chemicals. We have extensive knowledge of, and experience with, advanced polymerization reactions and state-of-the-art, post-reactor processing techniques.

Another important aspect of our service to the chemicals and polymers business is in the area of field services. We have contracts with major chemical producers worldwide to provide construction, on-site maintenance, and turnaround activities. Many of these contracts are evergreen in nature, with relationships extending over many years due to our focus on safety, value, and client satisfaction. Like the refining industry, we provide maintenance services to our clients in the chemicals industry. We have also established formal alliances with a number of clients in this industry.

Our clients in this sector are focused on safety, reliability, and maintainability to keep operating costs down. To support this initiative, we apply best practices on capital and maintenance work by leveraging synergy and resources within our alliances and partnerships, which in some cases involve more than 25 chemical facilities for one owner.

As these multi-site relationships increase in magnitude, the range of services we provide broadens. Other services vary from providing on-site engineering services, to completing of an entire capital improvement program. We provide technical, financial, marketing, and business consulting services as well as fully-integrated engineering, procurement, construction and construction management services.

Many of our clients are currently engaged in front-end feasibility planning in anticipation of a general recovery in this industry. Our involvement in these early studies positions us to help owners capitalize on return on investment opportunities by streamlining work processes and optimizing the existing plant layout for future expansions.

Technology and Manufacturing

We provide a broad range of project services for a variety of technology, manufacturing, and test facilities. This category includes projects involving highly complex test facilities for clients in the aerospace and automotive industries. Typical projects range from conceptual design and feasibility studies to complete design-build programs of wind tunnels and engine test facilities, propulsion and certification test facilities, power-train and other automotive component parts test facilities, environmental and emissions test facilities, climatic test facilities, and computer-based measurement and control systems. We are a leader in providing support to automotive manufacturers and component suppliers for the supply of testing services and the management of test assets, with test facility operations and maintenance contracts and usage agreements in place with Ford Motor Company, Visteon, and General Motors.

This category also includes projects for clients operating in the semiconductor industry. We provide design, engineering, procurement, construction, and construction management services for a variety of clients in this industry. Typical projects range from on-site plant engineering and tool hook-ups to multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce microprocessors for computers and other consumer electronic devices. Generally speaking, projects in the semiconductor industry are more complex than many other commercial facilities, requiring a greater emphasis on cleanroom and similar high-end technologies.

Buildings

Buildings generally refers to our full range of design and construction activities relating to institutional, government, and corporate buildings as well as other specialized facilities, including projects at many of the world’s leading medical and research centers and universities. We are one of the leading providers of architectural, engineering, and construction management services for buildings projects throughout the United States and in many parts of Europe.

We focus our efforts and resources in markets where demand is being driven by strong demographic trends and capital spending initiatives. Typical projects include large, multi-year United States federal and European governments building programs; major primary and secondary education capital improvement programs; federal, state, and local government courts and correctional facilities; hospitals and health and research facilities (including projects at many of the world’s leading medical and research centers); and aviation facilities at many of the United States’ largest airports. We also provide design and construction-related services for office and corporate headquarter buildings, municipal and civic facilities, commercial centers, leisure parks, and recreation complexes. We serve a diversified client base encompassing both public and private sector clients.

We provide and/or manage a full range of planning, architectural, engineering, construction, construction management, and/or total program management services for a variety of unique and technically complex buildings and campuses. We provide our services on projects that emphasize new construction as well as those involving expansion, renovation, and refurbishment of existing facilities.

Of particular significance is our growing success in applying our diversified, in-house technical skill base to both public and private sector clients requiring complete program management. Such contracts typically involve providing technical, professional, and construction services over multiple years to clients with whom we have long-standing relationships and a tenure of successful service. We also provide “resourcing” services for which we (often through joint ventures with third parties) assume full responsibility for the ongoing operations and maintenance of entire commercial or industrial complexes on behalf of the client.

Infrastructure

We provide a broad range of planning, design, consulting, engineering, and construction management services to our clients engaged in civil construction projects throughout the United States, the United Kingdom, Ireland, and other selected countries.

Transportation infrastructure development and rehabilitation is a core competency of our infrastructure business. By integrating a broad range of professional disciplines, we provide comprehensive planning, engineering, and construction and program management services for transportation facilities and systems. Interdisciplinary teams work independently or as an extension of agency staff on highway, bridge, transit, tunnel, airport, railroad, intermodal facility, maritime, and lock and dam projects. Representative clients include state departments of transportation and district agencies, the United States Army Corps of Engineers, branches of the United States military, and private industry freight transport firms.

Our services in the area of water resources have helped public and private sector clients develop and rehabilitate critical water resource systems. Integrating water, wastewater, air quality, and hazardous waste remediation experience provides these clients with the comprehensive expertise needed to deliver complex projects. We provide planning, design, design-build, and program and construction management services to a diverse market, including regional wastewater treatment agencies, manufacturers and power generators, local water suppliers, and military agencies. We continue to develop water/wastewater conveyance systems and water resources management projects as specialty markets. We have developed micro-tunneling (“trenchless technology”) as a primary service and have successfully applied this specialized process to such projects as water distribution systems and pipelines.

We believe strong opportunities for planning, design, and construction inspection will remain prominent among the types of services we perform. We also believe that opportunities for construction management and design-build services will continue to grow as these project delivery methods gain acceptance in the public sector.

Current projects and programs we are performing include program management services for the public utilities commissions of several major U.S. cities; construction management and asset management services for water treatment plants located in the United States; design, engineering, and construction management services for various bridge projects in the United States and overseas; and multi-year general design and consulting services for a railway entity in the United Kingdom.

Pulp and Paper

We provide a broad range of engineering, procurement, construction, construction management, and maintenance services to our clients in the pulp and paper industry, both in the United States and internationally. With a strategy of expanding our geographic presence into areas where our clients intend to build facilities, our pulp and paper capability now extends through our offices in the United Kingdom, France, Spain, Italy, and Mexico. Typical projects for our clients in this industry range from small mill projects to complex, multi-million dollar paper machine rebuilds, mill expansions, and construction of new facilities. As an example of our service capabilities to our clients in this industry, we provided preliminary engineering and detail design services on a large paper machine rebuild project for one of the world’s largest paper producers.

Pulp and paper projects encompass many areas of a mill, including pulping and bleaching, papermaking, chemical recovery, material handling, and power and steam generation. In the area of papermaking, our expertise includes tissue and towel, coated and uncoated fine papers, newsprint, and linerboard. Our expertise and skill set also include the converting and packaging of paper products for distribution and consumer use. We have been instrumental in the design and installation of state-of-the-art facilities for recycled fiber, deinking, and pulp bleaching. Chemical recovery and power generation are also integral components of the papermaking process. We have broad experience in these areas and have applied our expertise in the engineering and construction of such facilities for clients in the pulp and paper industry.

A significant portion of our work relates to assisting our clients in their compliance with environmental regulations and standards that affect the pulp and paper industry. We monitor all of the key environmental regulations affecting our clients and offer services including compliance studies, permitting support, and design of pollution control systems. We provide fully integrated services ranging from strategic studies and conceptual designs to total installed cost estimates, and environmental design services in support of our clients’ projects. We also provide complete permitting services in support of all of our projects, including associated air modeling. As an example of this integrated service approach to projects, we were recently awarded a job with an international manufacturer of pulp and paper products. Our charge is to develop a compliance plan for the U.S. EPA Cluster Rule at multiple sites. We will support our clients’ internal capital appropriation processes and then provide detailed design services. Our management of this program should allow our client to control the emission of methanol and total reduced sulfide gases, and comply with the EPA standard for hazardous air pollutants from kraft pulp mills. We are also providing similar services for compliance with criteria air pollutant standards, and hazardous air pollutant emission limits from industrial boilers for many of our clients.

Like certain other markets, we have established formal alliances with various clients in the pulp and paper industry. Such alliances have allowed us to expand the types of services we provide our clients while improving the overall quality and consistency of the engineering, procurement, construction, construction management, and maintenance services that our clients receive.

Other

Included in “Other” are projects not classified into any of the other industry and market categories. This would include projects for clients in food and consumer products as well as basic resources (such as mining, minerals, and fertilizers), among other industries and markets.

Backlog

For information regarding our backlog, refer to Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Significant Customers

For the fiscal years ended September 30, 2003, 2002, 2001, 2000, and 1999, revenues earned directly or indirectly from agencies of the United States federal government accounted for 22.6%, 21.5%, 19.0%, 20.0%, and 19.5%, respectively, of total revenues.

Revenues From Operations Outside the United States

For the fiscal years ended September 30, 2003, 2002, 2001, 2000, and 1999, revenues from operations outside the United States comprised approximately 35.3%, 33.3%, 22.3%, 16.4%, and 15.8%, respectively, of total revenues. For fiscal 1999, substantially all such foreign revenues related to our offices in the United Kingdom, Ireland, France, Spain and Italy, with a small portion relating to our operations in India. As a result of the acquisition of the Stork E&C businesses (parts of which we completed in fiscal 2000 and fiscal 2001), we expanded our European operations into the Netherlands, Belgium, and Germany, and we acquired operations in Southeast Asia. As a result of the acquisition of the GIBB businesses (which we completed in fiscal 2001), we further expanded our operations in the United Kingdom, and acquired businesses in other European countries. Finally, as a result of the acquisition of Delta (completed in October 2001) we further expanded our business in North America to include Canada. Although we have foreign operations located elsewhere around the world in addition to those in Europe, Canada, and Asia, revenues earned over the past five years from these other operations were not material.

Contracts

While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into three broad categories: cost-reimbursable, fixed-price, and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts during each of the five preceding fiscal years ended September 30:

	2003	2002	2001	2000	1999
Cost-reimbursable	82%	85%	81%	77%	73%
Fixed-price	17	13	16	18	22
Guaranteed maximum price	1	2	3	5	5

In accordance with industry practice, most of our contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

When we are directly responsible for engineering, design, procurement, and construction of a project or the maintenance of a client’s plant or facility, we reflect the costs of materials, equipment, and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, these amounts are not reflected in either revenues or costs. The following table presents the approximate amount of such pass-through costs included in revenues for each of the five preceding fiscal years ended September 30 (in millions):

2003	2002	2001	2000	1999
$1,389.3	$1,541.7	$1,272.9	$1,442.1	$1,167.0

Cost-Reimbursable Contracts

Cost-reimbursable contracts generally provide for reimbursement of costs incurred plus an amount of profit. The profit element may be in the form of a simple mark-up applied to the labor costs incurred on a contract or it may be in the form of a fee, or a combination of a mark-up and a fee. The fee element can also take several forms. The fee may be a fixed amount as specified in the contract; it may be an amount based on a percentage of the costs incurred; or it may be an incentive fee based on targets, milestones, or performance factors defined in the contract. In general, we prefer cost-reimbursable contracts because we believe the primary reason for awarding a contract to us should be our technical expertise and professional qualifications rather than price.

Fixed-Price Contracts

Fixed-price contracts include both “negotiated fixed-price” contracts and “lump sum bid” contracts. Under a negotiated fixed-price contract, we are selected as the contractor first and then we negotiate a price with our client. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where we perform some portion of the work before negotiating the total price of the project. Under lump sum bid contracts, we are required to bid against other contractors based on specifications the client furnishes. This type of pricing presents certain inherent risks that are reduced by the negotiation process, including the possibility of ambiguities in the specifications, problems with new technologies, and economic and other changes that may occur over the contract period. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to us. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than the other types of contracts. Over the past five years, most of our fixed-price work has been either negotiated fixed-price contracts or lump sum bid contracts for project services (rather than turn key construction).

Guaranteed Maximum Price Contracts

Guaranteed maximum price (“GMAX”) contracts are performed in the same manner as cost-reimbursable contracts; however, the total actual cost plus the fee cannot exceed the guaranteed price negotiated with the client. If the total actual cost of the contract exceeds the guaranteed maximum price, then we will bear at least some, if not all, of the excess. In those cases where the total actual cost and fee are less than the guaranteed price, we will often share the savings on a predetermined basis with the client. These contracts are not our preferred form of contract because they often contribute to an adversarial relationship with clients, which is contrary to our relationship-based business model.

Competition

We engage in a highly competitive business. Some of our competitors are larger than us or are subsidiaries of larger companies, and therefore may possess greater resources than we do. Furthermore, because the technical professional aspects of our business do not usually require large amounts of capital, there is relative ease of market entry for a new potential entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms. Within any specific geographic area, certain competitors, including regional competitors, may possess greater resources than we do.

The extent of our competition varies according to the industries and markets we serve as well as the geographic areas in which we operate. Our largest competitors for engineering, construction, and maintenance services for process plants include Bechtel Group, Inc., Fluor Corporation, Foster Wheeler Corp., Kellogg Brown & Root, Aker Kvaerner, Technip, and AMEC plc. In the area of buildings, our competitors include several of the competitors previously mentioned as well as HDR, Inc., Hellmuth, Obata & Kassabaum, AeCOM Technology, Turner Construction, and Day & Zimmermann. In the area of infrastructure, our competitors include several of the competitors previously mentioned as well as Parsons Brinckerhoff, URS Corporation, HNTB, and W.S. Atkins. In the area of pulp and paper, our principal competitors include BE&K, and AMEC plc. And in the area of U.S. federal programs, our principal competitors include several of the companies listed above as well as the Shaw Group, Montgomery Watson, SAIC, CH2M Hill, Roy F. Weston, Lockheed Martin Corporation, and Computer Sciences Corporation.

Employees

At September 30, 2003, we had approximately 21,100 full-time, staff employees (including contract staff). Additionally, as of September 30, 2003, there were approximately 12,600 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

Available Information

We maintain an Internet web site at http://www.jacobs.com. From this site, a person may read and download our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K free of charge. These reports, and any amendments to them, are generally available at our web site as soon as reasonably practicable after we’ve filed them electronically with the Securities and Exchange Commission. These reports and any amendments to them are also available at the Internet web site of the Securities and Exchange Commission, http://www.sec.gov.

Item 2.    PROPERTIES

We own and lease offices in the locations set forth below, which are used by our technical professional and administrative staff. Our Charleston, South Carolina facilities are also the principal manufacturing and fabrication site for our modular construction activities. The total amount of space used by us for all of our operations is approximately 4.0 million square feet. The following is a representative list of our principal locations:

Country	State / Province	Cities
U.S.A.	California	Pasadena, Cypress, Ridgecrest, Sacramento, San Francisco, and Walnut Creek
	Arizona	Phoenix and Tempe
	Colorado	Golden (Denver)
	Florida	Ft. Walton Beach, Lakeland, Jacksonville, Orlando, and Tampa
	Illinois	Chicago
	Indiana	Indianapolis
	Louisiana	Baton Rouge
	Massachusetts	Boston
	Michigan	Auburn Hills, Dearborn, Detroit, and Novi
	Missouri	St. Louis
	New York	New York and Purchase
	North Carolina	Cary (Raleigh)
	Ohio	Cincinnati and Beavercreek
	Oregon	Lake Oswego (Portland)
	Pennsylvania	Conshohocken and Philadelphia
	South Carolina	Greenville and Charleston
	Texas	Houston and Dallas
	Tennessee	Oak Ridge and Tullahoma
	Virginia	Arlington
	Washington	Bellevue (Seattle)
	Wisconsin	DePere (Green Bay)

Canada	Alberta	Calgary and Edmonton
	Ontario	Mississauga

Mexico	—	Mexico City
United Kingdom	—	Birmingham, Edinburgh, Glasgow, Leeds, London, Manchester, Reading, and York

[ continued ]

Item 2.    PROPERTIES—Continued

Country	State	Cities
Republic of Ireland	—	Cork and Dublin
France	—	Lyon and Paris
Italy	—	Milan
Spain	—	Madrid
The Netherlands	—	Leiden, Meerssen, and Rotterdam
Belgium	—	Antwerp, Ghent, and Westerlo
Germany	—	Cologne, Merseburg (Schkopau), Stade, and Sulingen

Sweden	—	Stenungsund (Stockholm)
Poland	—	Warsaw
Greece	—	Athens

India	—	Mumbai and New Delhi
Singapore	—	Singapore
Australia	—	Canberra
Turkey	—	Istanbul

Saudi Arabia	—	Al-Khobar
United Arab Emirates	—	Abu Dhabi

In addition to these properties, we lease smaller, project offices located throughout the United States and in certain other countries around the world. We maintain sales offices at many of our principal locations. The majority of our offices and locations are leased. We also rent a portion of our construction equipment on a short-term basis.

Item 3.    LEGAL PROCEEDINGS

In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and plant performance. Most of the litigation involves us as a defendant in workers’ compensation, personal injury, environmental, environmental exposure, professional liability, and other similar lawsuits. In addition, as a contractor for many agencies of the United States government, we are subject to many levels of audits, investigations and claims by, or on behalf of, the government with respect to contract performance, pricing, costs, cost allocations and procurement practices. Our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the United States as well as by various government agencies representing jurisdictions outside the United States within which we operate.

Management believes, after consultation with counsel, that such guarantees, litigation, United States government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years ago, prior to the acquisition of that subsidiary. The dispute involves proper waste feed, content of residues, final acceptance of the plant and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of $40.0 million in damages. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange (“NYSE”), and trades under the symbol “JEC”. According to the records of our transfer agent, there were 989 stockholders of record as of December 19, 2003. The following table sets forth the low and high sales price of our common stock, during each of the fiscal quarters presented, based on the NYSE consolidated transaction report:

	Low Sales Price	High Sales Price
Fiscal 2003:
First quarter	$26.10	$37.90
Second quarter	34.95	42.50
Third quarter	36.90	44.30
Fourth quarter	39.72	48.75

Fiscal 2002:
First quarter	$29.65	$37.85
Second quarter	29.06	36.50
Third quarter	33.40	42.90
Fourth quarter	28.20	36.70

Our policy is to use earnings to fund future growth, pay down debt, and repurchase common stock under a stock buy-back program approved by our Board of Directors. Accordingly, we have not paid any cash dividends since fiscal 1984. Although our Board of Directors periodically reviews the merits of paying cash dividends, we currently have no plans to pay cash dividends in the foreseeable future.

The following table presents certain information about our equity compensation plans as of September 30, 2003:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders (Note 1)	5,073,613	$25.64	4,648,996
Equity compensation plans not approved by shareholders	—	—	—

Total	5,073,613	$25.64	4,648,996

Note 1:	The number in Column A excludes purchase rights accruing under our two, broad-based employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”), and the Global Employee Stock Purchase Plan (the “GESPP”) provide employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occur at semi-annual intervals each year. The 1989 ESPP and the GESPP have an aggregate, shareholder-approved reserve of 11.4 million shares of common stock, which our Board of Directors voluntarily reduced by 0.6 million shares on July 26, 2001. From the inception of the 1989 ESPP and the GESPP through September 30, 2003, a total of 8.2 million shares have been issued, leaving 2.6 million shares of common stock available for future issuance at that date.

Item 6.    SELECTED FINANCIAL DATA

The following table presents selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Form 10-K. Amounts are expressed in thousands, except for per share information:

	2003	2002	2001	2000	1999
Results of Operations:
Revenues	$4,615,601	$4,555,661	$3,956,993	$3,418,942	$2,875,007
Net earnings	128,010	109,690	87,760	50,981	65,445
Financial Position:
Current ratio	1.59 to 1	1.32 to 1	1.35 to 1	1.24 to 1	1.25 to 1
Working capital	$358,683	$234,486	$245,500	$167,160	$144,638
Current assets	970,097	974,903	946,159	851,023	729,620
Total assets	1,670,510	1,673,984	1,557,040	1,384,376	1,220,186
Long-term debt	17,806	85,732	164,308	146,820	135,371
Stockholders’ equity	842,083	689,613	591,801	495,543	448,717
Return on average equity	16.71%	17.12%	16.14%	10.80%	15.96%
Backlog (a):
Technical professional services	$3,383,200	$3,045,600	$2,490,100	$2,217,200	$1,628,100
Field services	3,657,800	3,628,600	3,422,400	3,212,900	2,820,100

Total	$7,041,000	$6,674,200	$5,912,500	$5,430,100	$4,448,200

Per Share Information (b):
Basic earnings per share	$2.32	$2.03	$1.65	$0.97	$1.27
Diluted earnings per share	2.27	1.98	1.61	0.96	1.24
Stockholders’ equity	14.93	12.45	10.86	9.36	8.47
Average Number of Common Stock and Common Stock Equivalents Outstanding (Diluted)	56,392	55,396	54,496	52,947	52,956

Note (a):	In fiscal 2002, we began classifying as “field services” backlog certain engineering and scientific and systems consulting activities relating to operations and maintenance contracts that had been classified previously as “technical professional services” backlog. Backlog for fiscal years 1999, 2000 and 2001 have been reclassified to conform to the fiscal 2002 presentation.

Note (b):	Per share information for all fiscal years prior to fiscal 2002 have been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend that was distributed to stockholders on April 1, 2002.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements, and the financial statements of any business entity performing long-term engineering and construction-type contracts, requires management to make estimates and judgments that affect both the entity’s results of operations as well as the carrying values of its assets and liabilities. Although our significant accounting polices are described in Note 1 of the Notes to Consolidated Financial Statements, the following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements.

Revenue Accounting for Contracts—In accounting for long-term, engineering and construction-type contracts, we follow the provisions of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contracts, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

The nature of our business results in clients, subcontractors or vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. Similarly, and in the normal course of business, we may present claims to our clients for costs we have incurred for which we believe we are not contractually responsible. In those situations where a claim against us may result in additional costs to the contract, we would include in the total estimated costs of the contract (and therefore, the estimated amount of margin to be earned under the contract) an estimate, based on the relevant facts and circumstances available, of the additional costs to be incurred. In those situations where we have incurred additional costs for which we believe the client is contractually responsible, we may present a claim to the client for such costs. We will include in revenues the amount of costs incurred, without profit, to the extent it is probable that the claims will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. Costs associated with unapproved change orders are included in revenues using substantially the same criteria used for claims.

Certain cost-reimbursable contracts with the U.S. federal government as well as certain commercial clients provide that contract costs are subject to audit and adjustment. In this situation, revenues are recorded at the time services are performed based upon the amounts we expect to realize upon completion of the contracts. In those situations where an audit indicates that we may have billed a client for costs not allowable under the terms of the contract, we will estimate the amount of such nonbillable costs and adjust our revenues accordingly.

As is common in the industry, we execute certain contracts jointly with third parties through partnerships and joint ventures. For certain of these contracts (i.e., where we have an undivided interest in the assets and liabilities of the venture), we recognize our proportionate share of joint venture revenues, costs and operating profit in our consolidated statement of earnings. For other investments in engineering and construction joint ventures, we use the equity method of accounting.

Insurance Matters, Litigation, Claims, and Contingencies—In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and plant performance. Most of the litigation involves the Company as a defendant in workers’ compensation, personal injury, environmental, environmental exposure, professional liability, and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured. Additionally, our income, franchise and similar tax returns and filings are subject to audit and investigation by the Internal Revenue Service, most states in the United States, as well as by various government agencies representing jurisdictions outside the United States in which we operate.

In accordance with Statement of Financial Accounting Standards No. 5—Accounting for Contingencies, we record in our consolidated balance sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We rely on qualified actuaries to assist us in determining the level of reserves to establish for both insurance-

related claims that are known and have been asserted against us as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

Testing Goodwill for Impairment—In accordance with Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets (“SFAS 142”), the amount of goodwill carried on our consolidated balance sheet is tested annually for possible impairment. In conducting the impairment test, we may apply, in accordance with the provisions of SFAS 142, various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Since the adoption of SFAS 142 in fiscal 2002, we have not recorded any impairment loss associated with our goodwill.

Operations Outside the United States—In general, our principal exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our foreign subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. We follow the provisions of Statement of Financial Accounting Standards No. 52—Foreign Currency Translation in preparing our consolidated financial statements.

We believe our exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because our various operations invoice clients and satisfy their financial obligations primarily in their respective local currencies. In situations where our operations incur contract costs in currencies other than their functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs.

Accounting for Pensions

As more fully explained in Note 9 of the Notes to Consolidated Financial Statements, we sponsor various defined benefit pension plans. The one remaining U.S. pension plan, which was acquired in connection with our 1999 merger with Sverdrup Corporation, was frozen in 1999, allowing no new participants to enter. Our other pension plans cover employees of certain of our international subsidiaries. We account for these plans in accordance with Statement of Financial Accounting Standards No. 87—Employers’ Accounting for Pensions. SFAS 87 requires the use of assumptions and estimates in order to calculate periodic pension cost, and the value of the plans’ assets and liabilities. These assumptions involve discount rates, investment returns, and projected salary increases, among others. We rely on qualified actuaries to assist us in valuing the financial position of the plans, and to provide advice regarding the actuarial assumptions used. During fiscal 2003, we reduced our expected rate of return on plan assets from a range of 8% to 9.5% in fiscal 2002 to a range of 8% to 9% in fiscal 2003. We believe this reduction better reflects the long-term returns expected on the plans’ assets, considering projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. Changes in the actuarial assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense. Management, together with our actuaries, monitors trends in the marketplace within which our pension plans operate in order to assure the fairness of the actuarial assumptions used.

Also discussed in Note 9 of the Notes to Consolidated Financial Statements is our obligation to form a pension plan and an early-retirement plan (“VUT”) for substantially all of our employees located in the Netherlands. These plans will replace existing programs sponsored by Stork N.V. When the replacement plans are designed and formed, we will negotiate with both Stork N.V. and the trustees of the existing multi-employer plans to set a value of the assets to be transferred into the replacement plans. Although we have not finalized the design of the replacement pension and VUT plans, we expect that the value of the assets that will be transferred will be less than the value of the benefit obligations we will agree to assume. Such “prior service cost” will be amortized against earnings over the future estimated service period of our employees in the Netherlands.

Results of Operations

Our business is focused exclusively on providing technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. The services we provide generally fall into four broad categories: project services (which includes engineering, design, architectural, and similar services); construction services (which includes revenues earned from traditional field construction activities as well as modular construction activities); operations and maintenance (“O&M”) services (which includes revenues from contracts requiring us to operate and maintain large, complex facilities on behalf of clients as well as contracts involving process plant maintenance services and activities); and process, scientific, and systems consulting services (which includes revenues earned from providing a wide variety of scientific and consulting services to clients).

The scope of services we can provide our clients, therefore, ranges from consulting and conceptual design services (which are often required by clients in the very early stages of a project) to complete, single-responsibility, design-build-operate contracts.

The following table sets forth our revenues by type of service for each year ended September 30 (in thousands):

	2003	2002	2001
Project Services	$1,894,777	$1,977,173	$1,807,831
Construction	2,050,144	1,932,613	1,569,781
Operations and Maintenance	444,825	469,508	445,742
Process, Scientific and Systems Consulting	225,855	176,367	133,639

	$4,615,601	$4,555,661	$3,956,993

Beginning with the second quarter of fiscal 2002, we classify certain elements of revenues as Construction that were classified previously as Project Services. Consequently, we reclassified approximately $110.4 million of project services revenues in the first quarter of fiscal 2002 to construction revenues. Revenues for fiscal 2001 have been reclassified to conform to the fiscal 2002 and 2003 presentation.

We focus our services on certain industry groups and markets that we believe have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each year ended September 30 (in thousands):

	2003	2002	2001
Oil & Gas and Refining	$1,093,047	$1,088,758	$451,103
Federal Programs	1,070,740	973,514	732,362
Pharmaceuticals and Biotechnology	652,036	879,747	715,407
Chemicals and Polymers	559,166	556,011	653,573
Technology and Manufacturing	464,589	187,432	332,995
Buildings	352,998	349,858	457,488
Infrastructure	288,193	325,029	246,420
Pulp and Paper	58,076	72,350	182,456
Other	76,756	122,962	185,189

	$4,615,601	$4,555,661	$3,956,993

“Other” includes projects for clients operating in a number of industries including food and consumer products, and basic resources (such as mining, minerals, and fertilizers).

Fiscal 2003 Compared to Fiscal 2002

We recorded net earnings of $128.0 million, or $2.27 per diluted share for fiscal year ended September 30, 2003, compared to net earnings of $109.7 million, or $1.98 per diluted share for fiscal 2002.

Total revenues for fiscal 2003 increased by $59.9 million, or 1.3%, to $4.6 billion compared to fiscal 2002. Our revenues were relatively flat during the current fiscal year primarily attributable to a $152.4 million, or 9.9% decline in pass-through costs. The amount of pass-through costs included in revenues during fiscal 2003 totaled $1.4 billion compared to $1.5 billion during fiscal 2002. The level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services as well as on the normal winding down of field services activities on construction and O&M projects. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of pass-through costs.

As a percentage of revenues, direct costs of contracts were 86.4% for fiscal 2003 compared to 87.2% for fiscal 2002. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided.

Selling, general and administrative (“SG&A”) expenses for fiscal 2003 increased by $17.5 million, or 4.2%, to $428.8 million, compared to $411.3 million for fiscal 2002. The increase in SG&A expenses included the impact of the operations of McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering; collectively “Delta”) for a full twelve months in the current fiscal year compared to only eleven months in fiscal 2002, since we completed the acquisition of Delta on October 31, 2001. Had Delta’s operations been included for a full twelve months for fiscal 2002, SG&A expenses would have been higher by an additional $0.9 million. As a percentage of revenues, consolidated SG&A expenses increased to 9.3% in fiscal 2003 compared to 9.0% in fiscal 2002. Management continues efforts to tighten controls over discretionary spending.

Despite a relatively flat revenue stream during fiscal 2003, our operating profit (defined as revenues, less direct costs of contracts and SG&A expenses) increased by $24.7 million, or 14.4%, to $197.1 million, compared to $172.4 million during fiscal 2002. As a percentage of revenues, operating profit increased to 4.3% in fiscal 2003, compared to 3.8% in fiscal 2002. The increase in our operating profit was due primarily to improved margins.

Interest expense decreased by $4.2 million, or 56.6%, to $3.3 million in fiscal 2003, compared to $7.5 million in fiscal 2002 due to significantly reduced borrowing levels. In August 2003 we entered into a new, five year $290.0 million unsecured revolving bank credit agreement and terminated the existing revolving credit facilities that had an aggregate borrowing capacity of $275.0 million. The previous facilities that were replaced were scheduled to expire in January 2004. Amounts outstanding under our revolving credit facilities totaled $17.8 million bearing interest of 2.9% at September 30, 2003, compared to $85.7 million bearing interest of 3.8% at September 30, 2002. See Note 8 of the Notes to Consolidated Financial Statements for additional information on our borrowings.

We recorded income tax expense of $68.9 million and $59.1 million in fiscal 2003 and 2002, respectively. Our overall effective tax rate was 35.0% for both fiscal 2003 and 2002.

Fiscal 2002 Compared to Fiscal 2001

On April 1, 2002, we completed a two-for-one stock split which was distributed in the form of a 100% stock dividend to stockholders of record on March 1, 2002. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the stock split transaction.

On October 31, 2001, we completed the acquisition of Delta. As more fully explained in Note 5 of the Notes to Consolidated Financial Statements, Delta provides engineering, construction, and maintenance services to clients in a variety of industries, with significant revenues attributable to clients in the upstream oil and gas, petroleum refining, energy and other industries.

During fiscal 2001, we completed the purchase from LawGibb Group Inc. of substantially all of its international engineering and construction management business (the “GIBB” businesses), and finalized the second phase of the two-part transaction to acquire from Stork N.V., the Netherlands certain engineering and contracting businesses (“Stork Phase II”). See Note 5 of the Notes to Consolidated Financial Statements for a discussion of the Stork and GIBB transactions. Our operating results for fiscal 2002 and fiscal 2001 were not significantly impacted by the operations of GIBB and Stock Phase II.

We recorded net earnings of $109.7 million, or $1.98 per diluted share, for the fiscal year ended September 30, 2002, compared to net earnings of $87.8 million, or $1.61 per diluted share for fiscal 2001.

Effective October 1, 2001, we eliminated the amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets. Our results of operations for prior years have not been restated. Goodwill amortization on a pre-tax basis was $7.6 million ($4.9 million after-tax) in fiscal 2001. See Note 1 of the Notes to Consolidated Financial Statements for additional discussion of SFAS 142.

Total revenues for fiscal 2002 increased by $598.7 million, or 15.1%, to $4.6 billion, compared to total revenues of $4.0 billion in fiscal 2001. Approximately 12.4%, or $564.1 million of revenues in fiscal 2002 were generated by Delta’s operations.

SG&A expenses for fiscal 2002 increased by $50.5 million, or 14.0%, to $411.3 million, compared to $360.8 million for fiscal 2001. The increase in SG&A expenses during fiscal 2002 reflects the inclusion of the operations of Delta, GIBB and Stork Phase II, which contributed a combined total of $40.2 million to SG&A expenses. Excluding the impact of the Delta and GIBB acquisitions, and the impact of eliminating goodwill amortization in fiscal 2002, SG&A expenses increased by $31.6 million, or 9.3%, in fiscal 2002. As a percentage of revenues, consolidated SG&A expenses was 9.0% in fiscal 2002, compared to 9.1% in fiscal 2001.

During fiscal 2002, our operating profit increased by $28.5 million, or 19.8%, to $172.4 million, compared to $143.9 million in fiscal 2001. The increase in our operating profit for fiscal 2002 compared to fiscal 2001 was due primarily to increases in business volume, combined with the elimination of goodwill amortization, and with keeping direct costs of contracts and SG&A expenses as percentages of revenues at approximately the same levels as fiscal 2001. Operating profit was 3.8% of revenues in fiscal 2002, compared to 3.6% of revenues in fiscal 2001. Excluding the impact of goodwill amortization, our operating profit would have been 3.8% of revenues in fiscal 2001.

During fiscal 2002, interest expense decreased by $4.2 million, or 36.0%, to $7.5 million, compared to interest expense of $11.7 million during fiscal 2001. The decrease in interest expense was due to significantly reduced borrowing levels. At September 30, 2002, we had total debt of $91.7 million, compared to $184.0 million at September 30, 2001. We financed the Delta acquisition in October 2001 with a new, short-term $50.0 million credit facility. By September 2002, we had converted this credit facility to a long-term, $45.0 million facility due in January 2004. At September 30, 2002, this long-term facility had an outstanding balance of $28.1 million bearing interest of 3.4%. At September 30, 2002 and 2001, outstanding borrowings (and the associated interest rates) under the $230.0 million revolving credit facility were $57.6 million (bearing interest of 4.0%), and $164.3 million (bearing interest of 4.1%), respectively. See Note 8 of the Notes to Consolidated Financial Statements for additional information on our borrowings.

We recorded income tax expense of $59.1 million and $50.4 million in fiscal 2002 and 2001, respectively. Our overall effective tax rate was 35.0% for fiscal 2002, compared to an effective tax rate of 36.5% for fiscal 2001.

Backlog

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. Our policy with respect to O&M contracts, however, is to include in backlog the amount of revenues we expect to receive for one succeeding year, regardless of the remaining life of the contract. For federal programs (other than federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, and exclude option periods.

In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the option of the client. However, we have not experienced cancellations that have had a material effect on the reported backlog amounts. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs. While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein.

The following table summarizes our total backlog at September 30, 2003, 2002 and 2001 (in millions):

	2003	2002	2001
Technical professional services	$3,383.2	$3,045.6	$2,490.1
Total	7,041.0	6,674.2	5,912.5

In fiscal 2002, we began classifying as “field services” backlog, certain engineering and scientific and systems consulting activities relating to operations and maintenance contracts that had been classified previously as “technical professional services” backlog. Backlog for fiscal years 2001 has been reclassified to conform to the fiscal 2002 presentation.

Total backlog at September 30, 2003 included approximately $1.9 billion, or 27.7% of total backlog, relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies. This compares to approximately $1.8 billion (or 27.6%) and $1.9 billion (or 32.4%) of U.S. federal backlog at September 30, 2002 and 2001, respectively. Most of our federal contracts extend beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).

Our backlog for fiscal 2003 increased by $366.8 million, or 5.5%, to $7.0 billion, compared to fiscal 2002, and increased in fiscal 2002 by $761.7 million, or 12.9%, to $6.7 billion, compared to fiscal 2001. The increase in fiscal 2003 as compared to fiscal 2002 was attributable primarily to new awards from clients in the oil & gas, and refining industries, combined with new U.S. federal program awards. The increase in fiscal 2002 as compared to fiscal 2001 was also attributable primarily to oil & gas, and refining backlog added as a result of the Delta acquisition. Also contributing to the increase in backlog from fiscal 2001 to fiscal 2002 were new awards in both the civil and infrastructure, and the U.S. federal programs sectors of our business.

We estimate that approximately $2.9 billion, or 41.5% of total backlog at September 30, 2003 will be realized as revenues within the next fiscal year.

Effects of Inflation

During fiscal 2003, 2002, and 2001, approximately 82%, 85%, and 81%, respectively, of our consolidated revenues were realized from cost-reimbursable type contracts. Because a significant portion of our revenues continues to be earned under cost-reimbursable type contracts, the effects of inflation on our financial condition and results of operations continue to be generally low. However, as we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. To the extent permitted by competition, we intend to continue to emphasize contracts which are either cost-reimbursable or negotiated fixed-price. For contracts with fixed-price and lump-sum terms, we closely monitor the actual costs on the project as compared to the original estimates. On these projects, we also attempt to secure fixed-price commitments from key subcontractors and vendors. However, due to the competitive nature of our business, combined with the fluctuating demands and prices associated with personnel, equipment and materials we traditionally need in order to perform on our contracts, there can be no guarantee that inflation will not affect our results of operations in the future.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. At September 30, 2003, our principal source of liquidity consisted of $126.2 million of cash and cash equivalents, and a new, five-year $290.0 million revolving credit facility discussed below.

During fiscal 2003, our cash and cash equivalents increased by $77.7 million, to $126.2 million. This compares to a net decrease of $0.8 million, to $48.5 million during fiscal 2002, and to a net decrease of $16.6 million, to $49.3 million during fiscal 2001. During fiscal 2003, we experienced net cash inflows from operating activities, and the effect on cash of exchange rate changes of $147.5 million and $2.8 million, respectively. These inflows were offset by net cash outflows from investing and financing activities of $17.7 million and $55.0 million, respectively.

Our operations provided net cash of $147.5 million during fiscal 2003. This compares to net cash inflows of $160.8 million and $15.1 million during fiscal 2002 and 2001, respectively. The $13.2 million decrease in cash provided by operations in fiscal 2003 as compared to fiscal 2002 was due primarily to a decrease in inflows of $39.1 million relating to the timing of cash receipts and payments within our working capital accounts, partially offset by an increase in net earnings of $18.3 million, and an increase in inflows relating to deferred income taxes of $6.7 million. In determining the amount we fund our defined benefit pension plans, we consider various factors including the minimum amounts required under applicable law, the tax deductibility of any contribution we make, and the effect of the funding on the future returns on plan assets. Although management continues to evaluate and monitor our future funding options and requirements, we expect the funding amounts to range from approximately $6.1 million in fiscal 2004 to $13.3 million in fiscal 2006.

The net cash we used for investing activities was $17.7 million during fiscal 2003. This compares to net cash outflows of $92.5 million and $63.6 million during fiscal 2002 and 2001, respectively. The net decrease of $74.9 million in cash used for investing activities during fiscal 2003 as compared to fiscal 2002 was due primarily to a decrease of $43.5 million in net cash used for acquisitions, a net decrease in other noncurrent assets of $21.0 million, a decrease in additions to property and equipment of $11.4 million, and an increase of $3.9 million in proceeds from sales of investments. These inflows were partially offset by an increase of $2.9 million in purchases of investments, and a decrease in disposals of property and equipment of $2.1 million.

Our financing activities resulted in net cash outflows of $55.0 million during fiscal 2003. This compares to net cash outflows of $64.7 million and net cash inflows of $32.2 million during fiscal 2002 and 2001, respectively. The $9.7 million net decrease in cash used for financing activities during fiscal 2003 as compared to fiscal 2002 was due primarily to decreases in repayments of long-term borrowings and purchases of common stock for treasury of $364.2 million and $2.0 million, respectively, and an increase of $6.2 million in proceeds from issuance of common stock. These inflows were partially offset by a decrease in proceeds from long-term borrowings of $242.7 million, and a net reduction in short-term borrowings of $104.8 million. Our total borrowing activity for fiscal 2003 resulted in net repayments of $77.0 million, compared to net repayments of $93.6 million in fiscal 2002, and net additional borrowings of $17.1 million in fiscal 2001.

We believe we have adequate liquidity and capital resources to fund our operations and service our debt for the foreseeable future. At September 30, 2003, we had $126.2 million in cash and cash equivalents, and a consolidated working capital position of $358.7 million. At September 30, 2002, we had $48.5 million in cash and cash equivalents, and a consolidated working capital position of $234.5 million. On August 20, 2003, we signed a new, five-year $290.0 million unsecured revolving bank credit agreement and terminated all existing revolving credit facilities. The previous revolving credit facilities had an aggregate borrowing capacity of $275.0 million and were scheduled to expire in January 2004. Management believes that the capacity, terms and conditions of the new facility will be sufficient for the Company’s working capital and general business requirements. We also have $46.1 million available through committed short-term credit facilities. At September 30, 2003, $0.5 million and $17.8 million were outstanding in the form of direct borrowings under the $46.1 million and $290.0 credit facilities, respectively. See Note 8 of the Notes to Consolidated Financial Statements for additional information on our borrowings.

Under our stock repurchase program, we are authorized by our Board of Directors to buy-back up to 6.0 million shares of the common stock of the Company in the open market. Repurchases of common stock are financed from existing credit facilities and available cash balances. From inception of the program through September 30, 2002, we have repurchased a total of 3,732,400 shares of common stock in the open market at a total cost of $59.0 million. No shares of common stock were repurchased during fiscal 2003. Substantially all shares of common stock held in treasury were eventually reissued for our employee stock purchase and incentive stock plans.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—(“FIN 45”). FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure requirements of FIN 45 in the first quarter of fiscal 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to fair value based accounting for stock-based compensation. SFAS also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123—Accounting for Stock-Based Compensation (“SFAS 123”) by requiring disclosures in both interim and annual financial statements. As allowed by SFAS 123, we have elected to continue to account for stock issued to our employees and outside directors in accordance with APB Opinion No. 25—Accounting for Stock Issued to Employees (“APB 25”). We adopted the disclosure provisions of SFAS 123 as amended by SFAS 148 in the second quarter of fiscal 2003.

In January 2003, the FASB issued Interpretation No. 46—Consolidation of Variable Interest Entities (“FIN46”), which is an interpretation of Accounting Research Bulletin No. 51—Consolidated

Financial Statements (“ARB 51”). FIN 46 requires a variable interest entity (“VIE”) to be consolidated by the primary beneficiary of the entity if certain criteria are met. The provisions of FIN 46 were immediately applicable to VIEs created after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for VIEs created before February 1, 2003 to the first reporting period ending after December 15, 2003. As is common to the industry, we execute certain contracts jointly with third parties through partnerships and joint ventures. In general, we account for these investments in accordance with Emerging Issues Task Force Issue 00-01—Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures (“EITF 00-01”) and AICPA’s Statement of Position 81-1—Accounting for Performance of Construction Type and Certain Production Type Contracts (“SOP 81-1”). We are a partner in two joint ventures which may require consolidation in accordance with FIN 46. The first joint venture provides engineering, design, construction, and construction management services in connection with the upgrade and rehabilitation of a municipal wastewater treatment plant. At September 30, 2003, this joint venture had total assets and total liabilities of $27.0 million and $21.6 million, respectively. The second joint venture performs capital projects and provides operations services, testing, analysis and support services to a U.S. military engineering and design center. The contract between this second joint venture and the U.S. federal government was not executed until October 2003 and, accordingly, the assets and liabilities of this second joint venture were not material at September 30, 2003. Although we continue to evaluate the applicability of FIN 46 to our joint ventures, we believe that most of our joint ventures are either not VIEs or, if the joint ventures are VIEs, we are not the primary beneficiary.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149—Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Accounting Standards No. 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 is effective for contracts entered into or modified, and for hedging relationships designated, after June 30, 2003. We do not believe that the adoption of SFAS 149 will have a material effect on our consolidated financial position, results of operations, or cash flows.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity and that have been presented either entirely as equity or between the liabilities section and the equity section of the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS 150 does not have a material impact on the Company’s financial position or results of operations.

Forward-Looking Statements

Statements included in this Management’s Discussion and Analysis that are not based on historical facts are “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current estimates, expectations and projections about the issues discussed, the industries in which our clients operate and the services we provides. By their nature, such forward-looking statements involve risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance in connection with any discussion of future operating or financial performance. We caution the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements including the following:

•	Increase in competition by U.S. and international competitors;

•	Changes in global business, economic, political and social conditions;

•	Availability of qualified engineers, architects, designers and other home-office staff needed to execute contracts;

•	Availability of qualified craft personnel in the geographic areas where our construction and maintenance sites are located;

•	The timing of new awards and the funding of such awards;

•	Cancellations of, or changes in the scope to, existing contracts;

•	Our ability to meet performance or schedule guarantees;

•	Cost overruns on fixed-price, guaranteed maximum price, or unit priced contracts;

•	The possible effects of inflation on margins available on fixed-price contracts;

•	The effects that fluctuating exchange rates may have on the U.S. dollar results of our international operations;

•	The outcome of pending and future litigation and any government audits, investigations, or proceedings;

•	The cyclical nature of the individual markets in which our clients operate; and

•	Delays or defaults by clients in making payments due under contracts.

The preceding list is not all-inclusive, and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers of this Management’s Discussion and Analysis should also read our most recent Annual Report on Form 10-K for a further description of our business, legal proceedings and other information that describes factors that could cause actual results to differ from such forward-looking statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only source for long-term credit is a revolving credit agreement for $290.0 million. The total amounts outstanding under this facility at September 30, 2003 was $17.9 million. This agreement expires in August of 2008, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we maintain fixed rate debt on a majority of our borrowings and minimize our outstanding borrowings by paying down debt from cash provided from operations.

Foreign Currency Risk

In general, our exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our subsidiaries operating outside the United States, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. We follow the provisions of Statement of Financial Accounting Standards No. 52 – Foreign Currency Translation in preparing our consolidated financial statements.

We believe our exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because, in general, our various operations invoice customers and satisfy their financial obligations in their respective local currencies. In situations where our operations incur contract costs in currencies other than their own functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is submitted as a separate section of this Form 10-K. See Item 15, below.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

There were no significant changes in our internal controls over financial reporting (as required by the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of Item 401 to the extent the required information pertains to our executive officers, which is set forth below) is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Executive Officers of the Registrant

The following table presents the information required by Paragraph (b) Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Joseph J. Jacobs	87	Director and Chairman of the Board	1947
Noel G. Watson	67	Chief Executive Officer and Director	1965
Craig L. Martin	54	President	1994
Thomas R. Hammond	52	Executive Vice President, Operations	1975
Walter C. Barber	62	Group Vice President, Infrastructure	1999
Robert M. Clement	55	Group Vice President, International Operations	1990
Warren M. Dean	59	Group Vice President, Facilities	1994
Arlan C. Emmert	58	Group Vice President, Asia	1985
Peter M. Evans	58	Group Vice President, Central Region	2001
Michael J. Higgins	59	Group Vice President, Civil	1994
George A. Kunberger, Jr.	51	Group Vice President, Northern Region	1975
Gregory J. Landry	55	Group Vice President, Field Services	1984
John McLachlan	57	Group Vice President, International Operations	1974
Laurence R. Sadoff	56	Group Vice President, Field Services	1993
Rogers F. Starr	60	President, Sverdrup Technology, Inc.	1999
Philip J. Stassi	48	Group Vice President, Western Region	1977
Allyn B. Taylor	55	Group Vice President, Southern Region	1993
James W. Thiesing	59	Group Vice President, Federal Operations	1992
Andrew F. Kremer	46	Senior Vice President, Quality and Safety	1998
William C. Markley, III	58	Senior Vice President, General Counsel and Secretary	1981
Michael P. Miller	43	Senior Vice President, Information Technology	2001
John W. Prosser, Jr.	58	Senior Vice President, Finance and Administration and Treasurer	1974
Nazim G. Thawerbhoy	56	Senior Vice President and Controller	1979

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. Barber, Evans, Kremer, Miller, and Starr, have served in executive and senior management capacities with the Company for more than five years.

Prior to joining the Company in 1999, Mr. Barber served as president and chief executive officer of GTI, INC. (an environmental services firm) for more than five years. Prior to joining the Company in 2001, Mr. Evans served as president of Stone & Webster Engineers & Constructors, Inc. from February 1999 to May 2000; as executive vice president of Kellogg Brown & Root from October 1998 to February 1999; and as president and chief operating officer of MW Kellogg from October 1996 to October 1998. In June 2000, Stone & Webster, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Prior to joining the Company in 1998, Mr. Kremer served as vice president of corporate development for Diamond Fields International from August 1997 to November 1998, and as vice president of global sales for mining and metals for Fluor Daniel from April 1996 to August 1997.

Prior to joining the Company in 2001, Mr. Miller served as senior vice president of Technology for Precision Response Corporation, a division of USA Networks, from April 1999 until he joined the Company. Mr. Miller served as chief technology officer for Aegis Communications Group, Inc. from July 1997 to March 1999, and as chief information officer for Softbank Exposition and Conference Company from August 1995 to March 1997. Prior to joining the Company in 1999, Mr. Starr was part of the senior management of Sverdrup Technology, Inc., an operating subsidiary of Sverdrup Corporation, for more than five years.

The information required by Paragraph (h) of Item 401 of Regulation S-K, and by Item 405 of Regulation S-K is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year.

During 2003, the Company adopted a code of ethics for its chief executive, chief financial and principal accounting officers; a code of business conduct and ethics for members of its Board of Directors; and corporate governance guidelines. The full text of the codes of ethics and corporate governance guidelines is available at the Company’s website www.jacobs.com. In the event the Company makes any amendment to, or grants any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefor on its website. The Company undertakes to provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Jacobs Engineering Group Inc., 1111 S. Arroyo Parkway, Pasadena, California, 91105, Attention: Corporate Secretary.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of our fiscal year. Other information required by this Item is submitted in a separate section of this Form 10-K. See Item 5., above.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of our fiscal year.

PART IV

Item	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	The Company’s consolidated financial statements at September 30, 2003 and 2002 and for each of the three years in the period ended September 30, 2003 and the notes thereto, together with the report of the independent auditors on those consolidated financial statements are hereby filed as part of this report, beginning on page F-1.

(2)	Financial statement schedules – no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)	See Exhibits and Index to Exhibits, below.

(b)	On July 17, 2003, the Registrant filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting, in Item No. 7 and Item No. 9 thereto, its public announcement of its earnings results for the third quarter of fiscal 2003, ended June 30, 2003.

(c)	Exhibits and Index to Exhibits:

2.1	Agreement and Plan of Merger Among Sverdrup Corporation, Jacobs Engineering Group Inc., and Jacobs Acquisition Corp, dated as of December 21, 1998. Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 14, 1999 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant, as amended. Filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

3.2	Bylaws of the Registrant. Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated herein by reference.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 8.04 of Article VIII of Exhibit 3.2.

4.3	Amended and Restated Rights Agreement, amended and restated as of December 20, 2000 by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. Filed as Exhibit 1 to Registrant’s Form 8-A/A filed on December 22, 2000 and incorporated herein by reference.

10.1	The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers. Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

10.2	The Executive Security Program of Jacobs Engineering Group Inc. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

10.3	Jacobs Engineering Group Inc. and Subsidiaries 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

10.4	Jacobs Engineering Group Inc. and Subsidiaries 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

10.5	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.7 to the Company’s Annul Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

10.6	The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on May 4, 2001, and incorporated herein by reference.

10.7	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on August 7, 2001, and incorporated herein by reference.

†10.8	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.9	Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated August 1, 2000. Filed as Exhibit 10.11 to the Company’s Annul Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

10.10	Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on July 25, 2003, and incorporated herein by reference.

10.11	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan. Filed as Exhibit II to the Registrant’s Annual Notice and Proxy Statement dated January 3, 2000 and incorporated herein by reference.

†10.12	Credit Agreement dated as of August 22, 2003 among Jacobs Engineering Group Inc. and certain of its subsidiaries (as “Borrowers”), and the Bank of Nova Scotia, Wachovia Bank N.A., ABN AMRO Bank N.V., Bank of America, N.A. (as “Administrative Agent”), and other lender parties, and Banc of America Securities LLC (as “Sole Lead Arranger”)

11.	Statement of computation of net income per outstanding share of common stock is incorporated by reference from the Company’s consolidated financial statements and notes thereto (see Item 15(a)(1), above).

†14.	Jacobs Engineering Group Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers.

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Ernst & Young LLP.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Being filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

Dated: December 26, 2003	By:	/s/ NOEL G. WATSON
Noel G. Watson Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH J. JACOBS Joseph J. Jacobs	Director and Chairman of the Board	December 26, 2003

/s/ NOEL G. WATSON Noel G. Watson	Director and Principal Executive Officer	December 26, 2003

/s/ CRAIG L. MARTIN Craig L. Martin	Director and President	December 26, 2003

/s/ JOSEPH R. BRONSON Joseph R. Bronson	Director	December 26, 2003

/s/ PETER H. DAILEY Peter H. Dailey	Director	December 26, 2003

/s/ ROBERT C. DAVIDSON, JR. Robert C. Davidson, Jr.	Director	December 26, 2003

/s/ ROBERT B. GWYN Robert B. Gwyn	Director	December 26, 2003

/s/ LINDA K. JACOBS Linda K. Jacobs	Director	December 26, 2003

/s/ DALE R. LAURANCE Dale R. Laurance	Director	December 26, 2003

/s/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director	December 26, 2003

/s/ BENJAMIN F. MONTOYA Benjamin F. Montoya	Director	December 26, 2003

SIGNATURES—Continued

Signature	Title	Date

/s/ THOMAS M.T. NILES Thomas M.T. Niles	Director	December 26, 2003

/s/ DAVID M. PETRONE David M. Petrone	Director	December 26, 2003

/s/ JOHN W. PROSSER, JR. John W. Prosser, Jr.	Senior Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	December 26, 2003

/s/ NAZIM G. THAWERBHOY Nazim G. Thawerbhoy	Senior Vice President and Controller (Principal Accounting Officer)	December 26, 2003

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT AUDITORS

September 30, 2003

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and 2002

(In thousands, except share information)

	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$126,155	$48,469
Receivables	778,056	845,360
Deferred income taxes	57,395	66,609
Prepaid expenses and other	8,491	14,465

Total current assets	970,097	974,903

Property, Equipment and Improvements, Net	142,103	149,905

Other Noncurrent Assets:
Goodwill	395,808	390,953
Other	162,502	158,223

Total other noncurrent assets	558,310	549,176

	$1,670,510	$1,673,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$467	$5,962
Accounts payable	196,218	229,579
Accrued liabilities	299,687	322,618
Billings in excess of costs	98,309	155,114
Income taxes payable	16,733	27,144

Total current liabilities	611,414	740,417

Long-term Debt	17,806	85,732

Other Deferred Liabilities	193,910	152,340

Minority Interests	5,297	5,882

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—100,000,000 shares; issued and outstanding—55,836,135 shares and 54,765,374 shares, respectively	55,836	54,765
Additional paid-in capital	143,973	110,778
Retained earnings	692,943	568,957
Accumulated other comprehensive loss	(48,318)	(42,582)

	844,434	691,918
Unearned compensation	(2,351)	(2,305)

Total stockholders’ equity	842,083	689,613

	$1,670,510	$1,673,984

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended September 30, 2003, 2002 and 2001

(In thousands, except per share information)

	2003	2002	2001
Revenues	$4,615,601	$4,555,661	$3,956,993
Costs and Expenses:
Direct costs of contracts	(3,989,714)	(3,971,984)	(3,452,320)
Selling, general and administrative expenses	(428,772)	(411,307)	(360,821)

Operating Profit	197,115	172,370	143,852

Other (Expense) Income:
Interest income	1,356	2,359	3,718
Interest expense	(3,252)	(7,496)	(11,705)
Miscellaneous income, net	1,720	1,521	2,341

Total other expense, net	(176)	(3,616)	(5,646)

Earnings Before Taxes	196,939	168,754	138,206
Income Tax Expense	(68,929)	(59,064)	(50,446)

Net Earnings	$128,010	$109,690	$87,760

Net Earnings Per Share:
Basic	$2.32	$2.03	$1.65
Diluted	$2.27	$1.98	$1.61

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended September 30, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Net Earnings	$128,010	$109,690	$87,760

Other Comprehensive (Loss) Income:
Unrealized holding gains on securities	109	816	2,395
Less—reclassification adjustment for gains realized in net earnings	(2,953)	(3,667)	(2,083)

Unrealized (loss) gains on securities, net of reclassification adjustment	(2,844)	(2,851)	312
Foreign currency translation adjustments	9,133	1,048	(324)
Minimum pension liability adjustment	(21,519)	(47,904)	—

Other Comprehensive Loss Before Income Taxes	(15,230)	(49,707)	(12)
Income Tax Benefit (Expense) Relating to Other Comprehensive Loss	9,494	17,745	(93)

Other Comprehensive Loss	(5,736)	(31,962)	(105)

Total Comprehensive Income	$122,274	$77,728	$87,655

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Common Stock:
Balance at the beginning of the year	$54,765	$26,872	$26,386
Two-for-one stock split, paid in the form of a stock dividend (see Note 3)	—	27,137	—
Issuances under stock purchase and stock option plans, net	1,115	892	625
Repurchases under stock plans	(67)	(158)	(187)
Issuances of restricted stock, net of forfeitures	23	22	48

Balance at the end of the year	55,836	54,765	26,872

Additional Paid-in Capital:
Balance at the beginning of the year	110,778	105,612	79,352
Two-for-one stock split, paid in the form of a stock dividend (see Note 3)	—	(27,137)	—
Issuances of common stock under stock purchase and stock option plans, net	32,507	31,957	24,910
Repurchases of common stock under stock plans	(193)	(543)	(696)
Issuances of restricted stock, net of forfeitures	881	889	2,046

Balance at the end of the year	143,973	110,778	105,612

Retained Earnings:
Balance at the beginning of the year	568,957	472,010	400,791
Net earnings	128,010	109,690	87,760
Issuances of treasury stock for option exercises	—	(380)	(1,381)
Repurchases of common stock under stock plans	(4,024)	(12,363)	(15,160)

Balance at the end of the year	692,943	568,957	472,010

Accumulated Other Comprehensive (Loss) Income:
Balance at the beginning of the year	(42,582)	(10,620)	(10,515)
Foreign currency translation adjustments	9,133	1,048	(324)
Net unrealized (losses) gains on securities	(1,790)	(1,783)	219
Minimum pension liability adjustment	(13,079)	(31,227)	—

Balance at the end of the year	(48,318)	(42,582)	(10,620)

Unearned Compensation:
Balance at the beginning of the year	(2,305)	(2,073)	(471)
Issuances of restricted stock	(903)	(911)	(2,094)
Amortization	857	679	492

Balance at the end of the year	(2,351)	(2,305)	(2,073)

Treasury Stock, at Cost:
Balance at the beginning of the year	—	—	—
Purchases of common stock for treasury	—	(2,003)	(9,523)
Reissuances of treasury stock for stock option exercises	—	2,003	9,523

Balance at the end of the year	—	—	—

Total Stockholders’ Equity	$842,083	$689,613	$591,801

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash Flows from Operating Activities:
Net earnings	$128,010	$109,690	$87,760
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization of property, equipment and improvements	35,350	35,087	31,388
Amortization of goodwill	—	—	7,552
Gains on sales of assets	(3,480)	(3,922)	(3,318)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	117,391	36,935	(68,669)
Prepaid expenses and other current assets	7,177	4,187	(1,482)
Accounts payable	(63,047)	11,458	(27,849)
Accrued liabilities	(25,719)	(12,301)	(17,906)
Billings in excess of costs	(63,320)	(24,850)	(7,313)
Income taxes payable	11,289	7,438	10,356
Deferred income taxes	3,036	(3,639)	4,097
Other, net	857	680	492

Net cash provided by operating activities	147,544	160,763	15,108

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	—	(43,529)	(28,605)
Additions to property and equipment	(25,804)	(37,182)	(44,451)
Disposals of property and equipment	3,307	5,376	17,506
Net increase in other non-current assets	(1,996)	(23,009)	(6,892)
Purchases of investments	(5,606)	(2,686)	(4,209)
Proceeds from sales of investments	12,443	8,499	3,023

Net cash used for investing activities	(17,656)	(92,531)	(63,628)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	182,161	424,892	162,403
Repayments of long-term borrowings	(178,629)	(542,791)	(145,516)
Net change in short-term borrowings	(80,483)	24,288	235
Proceeds from issuances of common stock	27,849	21,672	18,198
Purchases of common stock for treasury	—	(2,003)	(9,523)
Other, net	(5,861)	9,239	6,354

Net cash (used for) provided by financing activities	(54,963)	(64,703)	32,151

Effect of Exchange Rate Changes	2,761	(4,323)	(216)

Increase (Decrease) in Cash and Cash Equivalents	77,686	(794)	(16,585)
Cash and Cash Equivalents at Beginning of Period	48,469	49,263	65,848

Cash and Cash Equivalents at End of Period	$126,155	$48,469	$49,263

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business

Our principal business is to provide a broad range of technical, professional, and construction services. Such services include engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and process, scientific, and systems consulting services. We provide our services primarily through offices and subsidiaries located in North America, Europe, Asia, and Australia. We provide our services under cost-reimbursable, cost-reimbursable with a guaranteed maximum price, and fixed-price contracts. The percentage of revenues realized from each of these types of contracts for each fiscal year ended September 30 was as follows:

	2003	2002	2001
Cost-reimbursable	82%	85%	81%
Fixed-price	17	13	16
Guaranteed maximum price	1	2	3

Revenue Accounting for Contracts

In general, we recognize revenues at the time services are performed. On cost-reimbursable contracts, revenue is recognized as costs are incurred, and includes applicable fees earned through the date services are provided. On fixed-price contracts, revenues are recorded using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. Contract costs may include both direct and indirect costs. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. We recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

Some of our contracts with the U.S. federal government as well as certain contracts with commercial clients provide that contract costs (including indirect costs) are subject to audit and adjustment. For all such contracts, revenues have been recorded at the time services were performed based upon those amounts expected to be realized upon completion of the contracts.

As is common in the industry, we execute certain contracts jointly with third parties through partnerships and joint ventures. For certain of these contracts (i.e., where we have an undivided interest in the assets and liabilities of the venture), we recognize our proportionate share of venture revenues, costs and operating profit in our consolidated statements of earnings. For other investments in engineering and construction joint ventures, we use the equity method of accounting.

When we are directly responsible for subcontractor labor, or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during fiscal 2003, 2002 and 2001 totaled $1.4 billion, $1.5 billion and $1.3 billion, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months as cash equivalents. Cash equivalents at September 30, 2003 and 2002 consisted primarily of time certificates of deposit.

Marketable Securities and Investments

Our investments in equity and debt securities are classified as trading securities, held-to-maturity securities or available-for-sale securities. Management determines the appropriate classification of all our investments at the time of purchase and reviews such designations at each balance sheet date.

Trading securities are recorded at fair value. Changes in the fair value of trading securities are recognized in earnings in the period in which the change occurs and is included in “Miscellaneous income, net “ in the accompanying consolidated statements of earnings.

Held-to-maturity securities and available-for-sale securities are included as long-term investments in “Other Noncurrent Assets” in the accompanying consolidated balance sheets. Held-to-maturity securities are carried at cost, or amortized cost, adjusted for the amortization (accretion) of any related premiums (discounts) over the estimated remaining period until maturity. Marketable equity securities that are not held for trading, and debt securities that are not classified as held-to-maturity, are classified as available-for-sale securities. Securities designated as available-for-sale are recorded at fair value. Changes in the fair value of securities available-for-sale are recorded as unrealized gains or losses, net of the related tax effect in “Accumulated Other Comprehensive (Loss) Income” in the accompanying consolidated statements of comprehensive income and consolidated statements of changes in stockholders’ equity.

Receivables and Billings in Excess of Costs

Included in “Receivables” in the accompanying consolidated balance sheets at September 30, 2003 and 2002 were $398.0 million and $440.9 million, respectively, of unbilled receivables, which represent amounts earned and reimbursable under contracts in progress at the respective balance sheet dates. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at September 30, 2003 and 2002 were contract retentions totaling $26.9 million and $24.2 million, respectively. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

“Billings in excess of costs” represent cash collected from clients on contracts in advance of revenues earned thereon as well as advanced billings to clients in excess of costs and earnings on uncompleted contracts. We anticipate that substantially all such amounts will be earned over the next twelve months.

Amounts due from the U.S. federal government included in “Receivables” in the accompanying consolidated balance sheets totaled $131.8 million and $141.2 million at September 30, 2003 and 2002, respectively.

In accordance with industry practice, we include in “Receivables” claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in “Receivables” in the accompanying consolidated balance sheets totaled $35.4 million and $25.3 million at September 30, 2003 and 2002, respectively, of which $25.2 million and $18.4 million, respectively, relate to one claim on a waste incineration project performed in Europe. The dispute involves proper waste feed, content of residues, final acceptance of, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking damages in excess of $40.0 million.

Property, Equipment and Improvements

Property, equipment and improvements, net, are stated at cost in the accompanying consolidated balance sheets. Depreciation and amortization of property and equipment is computed primarily by using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the estimated useful life of the asset or the remaining term of the related lease. Estimated useful lives range from 20 to 40 years for buildings, from 3 to 10 years for equipment and from 4 to 10 years for leasehold improvements.

Goodwill

In fiscal 2002 we adopted Statement of Financial Accounting Standards Nos. 141—Business Combinations (“SFAS 141”) and 142—Goodwill and Other Intangible Assets (“SFAS 142”).

SFAS 141 eliminates the pooling of interest method of accounting for all business combinations initiated after July 1, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

SFAS 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Instead, these assets must be tested for impairment using a fair value approach in accordance with SFAS 142. During the third quarter of fiscal 2003, we performed our annual impairment review of goodwill. There has been no impairment of goodwill since adoption of SFAS 142. The Company’s investment in other intangible assets is not material.

The Company’s results for prior fiscal years have not been restated for SFAS 142. Goodwill amortization on a pre-tax basis was $7.6 million ($4.9 million after-tax) in fiscal 2001. Had goodwill amortization not been recorded in fiscal 2001, net earnings would have been $94.0 million, or $1.73 per diluted share.

Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards No. 128—Earnings per Share. Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS gives effect to all dilutive securities that were outstanding during the period. Our dilutive securities consisted solely of nonqualified stock options.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to fair value based accounting for stock-based compensation. SFAS also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123—Accounting for Stock-Based Compensation (“SFAS 123”) by requiring disclosures in both interim and annual financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As allowed by SFAS 123, we have elected to continue to account for stock issued to our employees and outside directors in accordance with APB Opinion No. 25—Accounting for Stock Issued to Employees (“APB 25”). Accordingly, compensation cost is measured based on the excess, if any, of the market price of our common stock over the exercise price of a stock option, determined on the date the option is granted. We have adopted the disclosure provisions of SFAS 123 as amended by SFAS 148 in Note 2 of the Notes to Consolidated Financial Statements.

With respect to the issuance of restricted stock, unearned compensation expense equivalent to the market value of the stock issued on the date of award is charged to stockholders’ equity and subsequently amortized against earnings over the periods during which the restrictions lapse. During fiscal years 2003, 2002 and 2001, we recognized compensation expense on restricted stock of $0.9 million, $0.7 million and $0.5 million, respectively.

Concentrations of Credit Risk, Uncertainties and Use of Estimates

Our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the United States, Europe, Canada and Asia. In the normal course of our business and consistent with industry practices, we grant credit to our clients without requiring collateral. Concentrations of credit risk is the risk that, if we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of default, if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government and multi-national corporations operating in a broad range of industries and geographic areas. Additionally, in order to mitigate credit risk, we continually evaluate the credit worthiness of our major commercial clients.

In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods covered. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues and costs under our long-term construction contracts, insurance matters, and the outcome of pending or threatened litigation, claims and possible government assessments. Actual results could differ significantly from those estimates and assumptions.

2.    Stock-Based Compensation Plans

Broad-Based, Employee Stock Purchase Plans

We sponsor two broad-based, employee stock purchase plans: the Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”) and the Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan (the “GESPP”). Both plans provide for employees the right to purchase shares of the Company’s common stock. The purchase price for the stock varies by plan. Under the 1989 ESPP, the purchase price is generally the lower of (i) 90% of the common stock’s closing market price on the first day of the option period, or (ii) 90% of the common stock’s closing market price on the last day of the option period. Under the GESPP, the purchase price varies by sub-plan (there is one sub-plan for each foreign country where a participating subsidiary is domiciled), but may not be less than the lower of (i) 90% of the common stock’s closing market price on the first day of the option period, or (ii) 90% of the common stock’s closing market price on the last day of the option period. Under both the 1989 ESPP and GESPP, option periods are six months in duration, running from September 1 to February 28 or 29, and from March 1 to August 31.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP during each fiscal year ended September 30:

	2003	2002	2001
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$21,128,603	$17,571,800	$13,538,734
Under the GESPP	1,786,296	592,531	—

Total	$22,914,899	$18,164,331	$13,538,734

Aggregate Number of Shares Sold:
Under the 1989 ESPP	656,308	628,669	654,404
Under the GESPP	55,140	20,173	—

Total	711,448	648,842	654,404

At September 30, 2003, there were 2,078,309 shares reserved for issuance under the 1989 ESPP, and there were 524,687 shares reserved for issuance under the GESPP.

Stock Option Plans

In February 2000, our stockholders approved the 1999 Stock Incentive Plan and the 1999 Outside Director Stock Plan (the “1999 Plans”). The 1999 Plans replaced our 1981 Executive Incentive Plan (the “1981 Plan”), which would have expired on March 1, 2001. Effective February 14, 2000, our Board of Directors had resolved that no further incentive awards would be made under the 1981 Plan.

In February 2003, our stockholders approved an increase of 1,600,000 shares reserved for the 1999 Stock Incentive Plan. The 1999 Stock Incentive Plan currently provides for the issuance of incentive stock options, nonqualified stock options and restricted stock to employees to acquire up to an aggregate of 5,600,000 shares of the Company’s common stock. The total number of shares of restricted stock that can be awarded under the 1999 Stock Incentive Plan is limited to 10% (or 560,000 shares) of the total number of shares authorized, and any forfeited shares of restricted stock awarded is available again for issuance as restricted stock.

The 1999 Outside Director Stock Plan reserves 400,000 shares of the Company’s common stock for grants of nonqualified stock options and awards of stock and restricted stock to nonemployee directors.

At September 30, 2003, there were 5,533,660 shares of common stock reserved for issuance under the 1999 Plans (5,174,160 shares of common stock reserved for issuance under the 1999 Stock Incentive Plan, and 359,500 shares of common stock reserved for issuance under the 1999 Outside Director Stock Plan).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity under the 1981 Plan and the 1999 Plans (collectively, the “Stock Option Plans”) for each fiscal year ended September 30:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2000	5,087,200	$14.50
Granted	1,344,000	$29.84
Exercised	(1,216,336)	$12.17
Cancelled or expired	(213,750)	$16.04

Outstanding at September 30, 2001	5,001,114	$19.10
Granted	842,000	$36.50
Exercised	(846,503)	$14.49
Cancelled or expired	(56,900)	$16.84

Outstanding at September 30, 2002	4,939,711	$22.88
Granted	660,500	$39.70
Exercised	(457,148)	$16.14
Cancelled or expired	(69,450)	$24.76

Outstanding at September 30, 2003	5,073,613	$25.64

Options outstanding at September 30, 2003 consisted entirely of nonqualified stock options. Included in the number of options outstanding at September 30, 2003 were options to purchase 1,585,953 shares of common stock granted under the defunct 1981 Plan.

Certain other information regarding our stock options follows:

	2003	2002	2001
At September 30:
Range of exercise prices for options outstanding	$9.79–$46.3	$9.79–$39.19	$9.56–$32.88
Number of options exercisable	2,799,888	2,049,661	1,749,238
Number of options available for future grants	2,046,000	1,078,250	1,931,750
For the fiscal year ended September 30:
Range of prices relating to options exercised	$9.79–$39.19	$9.57–$32.88	$8.66–$18.68
Estimated weighted average fair values of options granted	$16.92	$17.18	$15.21

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information regarding options outstanding, and options exercisable at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$9.79–$14.05	584,903	3.8	$12.38	561,903	$12.34
$14.29–$18.69	1,779,325	5.8	$16.64	1,432,850	$16.56
$19.13–$23.30	180,010	7.2	$20.62	78,010	$20.26
$25.44–$28.14	256,500	7.8	$27.68	105,625	$27.69
$28.75–$32.88	1,038,750	7.9	$32.48	462,125	$32.68
$33.31–$36.98	50,000	9.1	$35.74	5,750	$34.37
$38.16–$41.76	1,176,125	9.2	$39.59	153,625	$39.18
$44.15–$46.30	8,000	9.8	$44.85	—	$—

	5,073,613	7.0	$25.64	2,799,888	$20.18

The Stock Option Plans allow participants to satisfy the exercise price by tendering shares of our common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled by us and are shown as repurchases of common stock in the accompanying consolidated statements of stockholders’ equity.

During the fiscal years ended September 30, 2003, 2002 and 2001, we issued 23,000, 27,000 and 96,000 shares, respectively, of restricted stock under the Stock Option Plans. The restrictions generally relate to the recipient’s ability to sell or otherwise transfer the stock. There are also restrictions that subject the stock to forfeiture back to us until earned by the recipient through continued employment or service.

Pro Forma Disclosures

As discussed in Note 1, we account for stock issued to employees and outside directors in accordance with APB 25. Statement of Financial Accounting Standards No. 123—Accounting for Stock-Based Compensation (“SFAS 123”) prescribes an optional, fair-value based method of accounting for stock issued to employees and others. Had we determined compensation cost under SFAS 123, our net earnings and earnings per share for each fiscal year ended September 30 would have been reduced to the pro forma amounts as follows (in thousands, except per share data):

	2003	2002	2001
Net earnings as reported	$128,010	$109,690	$87,760
Fair value of stock-based compensation cost, net of tax	15,365	12,215	11,884

Pro forma net earnings	$112,645	$97,475	$75,876

Earnings per share:
Basic:
As reported	$2.32	$2.03	$1.65
Pro forma	$2.04	$1.80	$1.43
Diluted:
As reported	$2.27	$1.98	$1.61
Pro forma	$2.00	$1.76	$1.39

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	31.61%	37.46%	39.72%
Risk-free interest rates	3.11%	4.67%	4.29%
Expected life of options (in years)	7.82	6.26	6.63

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Like all option-pricing models, the Black-Scholes model requires the use of highly subjective assumptions including the expected volatility of the underlying stock price. Since our stock options possess characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of our options. We believe that existing models do not necessarily provide a reliable single measure of the fair value of the stock options we grant.

The effects of applying SFAS 123 for these pro forma disclosures are not likely to be representative of the effects on reported earnings for future fiscal years as options vest over several years and additional awards are generally made each year.

3.    Stock Split

On February 12, 2002, our Board of Directors approved a two-for-one stock split. The stock split was distributed on April 1, 2002 in the form of a 100% stock dividend to stockholders of record on March 1, 2002.

The stock split resulted in the issuance of 27.1 million shares of common stock. Par value of the common stock is unchanged at $1 per share and accordingly, $27.1 million was transferred from additional paid-in capital to common stock on April 1, 2002.

The effect of the stock split has been recognized retroactively. Accordingly, all references in the financial statements to price per share and stock option plan data have been restated to reflect the stock split.

4.    Earnings Per Share

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for each fiscal year ended September 30 (in thousands):

	2003	2002	2001
Weighted average shares outstanding (denominator used to compute Basic EPS)	55,145	54,136	53,230
Effect of employee and outside director stock options	1,247	1,260	1,266

Denominator used to compute Diluted EPS	56,392	55,396	54,496

5.    Business Combinations

During the first quarter of fiscal 2002, we completed the acquisition of McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering) (collectively,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Delta”) for a total cash purchase price of $47.5 million. The primary purpose for acquiring Delta was to expand our business in North America in several markets, including upstream oil and gas, petroleum refining, petrochemicals, chemicals and energy. The Delta acquisition was accounted for as a purchase. Accordingly, our consolidated results of operations include those of Delta from the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. The purchase price allocation resulted in goodwill, net of related tax benefits, of approximately $51.5 million.

During the third quarter of fiscal 2001, we completed the purchase from LawGibb Group Inc. of substantially all of its international engineering and construction management businesses (the “GIBB” businesses) for a total purchase price of $34.5 million. GIBB is a leading international engineering consultancy firm, providing technical professional services in the fields of transportation, civil and structural engineering, water and wastewater, environmental and geotechnical services, infrastructure, building and building services, information technology, defense, finance and commerce. GIBB’s operations are located primarily in the United Kingdom, southern Africa, and certain other countries located primarily in Europe. The GIBB transaction was accounted for as a purchase. Accordingly, our consolidated results of operations include the results of GIBB’s operations since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. The purchase price allocation resulted in goodwill, net of related tax benefits, of approximately $31.3 million.

During the second quarter of fiscal 2001, we finalized the second phase of a two-part transaction to acquire from Stork N.V., the Netherlands (“Stork N.V.”) certain engineering and contracting businesses (“Stork Phase II”) in the Netherlands and the Middle East. The second phase of the transaction was accounted for as a purchase. Accordingly, our consolidated results of operations include the operating results of Stork Phase II since the date of acquisition. The purchase price for Stork Phase II was allocated to the assets and liabilities acquired based on their estimated fair values. The purchase price allocation resulted in goodwill, net of related tax benefits, of approximately $29.9 million. We completed the first phase of the Stork transaction in fiscal 2000, and included Stork N.V.’s operations in Belgium, Germany, Southeast Asia and certain locations in the Netherlands.

6.    Marketable Securities

At September 30, 2003, we had available-for-sale securities of $0.3 million included in “Other Noncurrent Assets” in the accompanying consolidated balance sheet. This amount is net of a $1.9 million reclassification adjustment made during fiscal 2003 relating to previously recorded unrealized holding gains. At September 30, 2002, we had available-for-sale securities of $5.4 million, for which a net unrealized gain of $1.8 million was recorded in stockholders’ equity during fiscal 2002.

The following table summarizes certain information regarding our available-for-sale equity securities at September 30, 2003 and 2002, and for each fiscal year ended September 30 (in thousands):

	2003	2002
Total cost (specific identification method)	$94	$2,318
Gross unrealized gains	$188	$3,032
Estimated fair value	$282	$5,350
Gross realized gains	$2,956	$3,435
Gross proceeds from sales	$5,179	$5,414

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Property, Equipment and Improvements, Net

The following table presents the components of our property, equipment and improvements at September 30, 2003 and 2002 (in thousands):

	2003	2002
Land	$8,039	$7,903
Buildings	59,654	54,010
Equipment	223,038	239,159
Leasehold improvements	29,362	27,987
Construction in progress	5,345	2,990

	325,438	332,049
Accumulated depreciation and amortization	(183,335)	(182,144)

	$142,103	$149,905

Operating expenses include provisions for depreciation and amortization of $35.4 million, $35.1 million and $31.4 million for fiscal 2003, 2002 and 2001, respectively.

8.    Borrowings

Short-Term Credit Arrangements

At September 30, 2003, we had approximately $46.1 million available through multiple bank lines of credit, under which we may borrow on an overdraft or short-term basis. Interest under these lines is determined at the time of borrowing based on the banks’ prime or base rates, rates paid on certificates of deposit, the banks’ actual costs of funds or other variable rates. Most of the agreements require the payment of a fee based on the amount of the facility. We are also required to maintain certain minimum levels of working capital and net worth.

The following table presents certain information regarding our lines of credit for each fiscal year ended September 30 (dollars in thousands):

	2003	2002	2001
Amount outstanding at year end	$467	$5,962	$19,688
Weighted average interest rate at year end	3.29%	5.40%	5.19%
Weighted average borrowings outstanding during the year	$5,307	$6,699	$5,748
Weighted average interest rate during the year	4.14%	5.99%	6.90%
Maximum amount outstanding during the year	$12,790	$13,798	$19,688

Long-term Debt and Credit Arrangements

Long-term debt consisted of the following at September 30 (in thousands):

	2003	2002
Borrowings under long-term, revolving credit agreements:
$290.0 million agreement	$17,806	$—
$230.0 million agreement	—	57,632
$45.0 million agreement	—	28,100

	$17,806	$85,732

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2003, both the $230.0 million and $45.0 million credit facilities were terminated, and we entered into a new, $290.0 million long-term, revolving credit agreement with a syndicate of U.S., Canadian and European banks. The new facility expires in August 2008, and provides for unsecured borrowings at either fixed rates offered by the banks at the time of borrowing, or at variable rates based on the agent bank’s base rate, LIBOR or the latest federal funds rate. The agreement requires us to maintain certain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreements). The agreement also restricts the payment of cash dividends and requires the Company to pay a facility fee based on the total amount of the commitments.

During fiscal 2003 and 2002, the weighted average interest rates on these borrowings were 3.75% and 3.35%, respectively.

Interest payments made during fiscal 2003, 2002 and 2001 totaled $4.2 million, $6.2 million and $11.1 million, respectively.

9.    Pension Plans

Company-Only Sponsored Plans

We sponsor various defined benefit pension plans covering employees of certain U.S. and international subsidiaries. The one remaining U.S. pension plan, which was acquired in connection with the 1999 merger with Sverdrup Corporation, was frozen in 1999 allowing no new participants to enter. As more fully explained below, a second U.S. pension plan acquired in connection with the Sverdrup merger was transferred to another employer during fiscal 2003.

The pension plans provide pension benefits that are based on the employee’s compensation and years of service. Our funding policy is to fund the actuarially determined accrued benefits, allowing for projected compensation increases using the projected unit method.

The following table sets forth the change in the plans’ net benefit obligation for each fiscal year ended September 30 (in thousands):

	2003	2002
Net benefit obligation at the beginning of the year	$354,885	$326,964
Service cost	10,127	10,298
Interest cost	24,696	23,507
Participants’ contributions	3,420	3,162
Actuarial losses	34,235	15,931
Benefits paid	(22,169)	(31,818)
Effect of plan amendments	2,022	—
Effect of exchange rate changes	7,964	6,841
Transfer of plan sponsorship	(159,558)	—

Net benefit obligation at the end of the year	$255,622	$354,885

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in the fair value of the plans’ assets for each fiscal year ended September 30 (in thousands):

	2003	2002
Fair value of plan assets at the beginning of the year	$281,977	$303,503
Actual return on plan assets	7,296	(8,254)
Employer contributions	13,340	11,219
Participants’ contributions	3,420	3,162
Gross benefits paid	(22,169)	(31,818)
Client note payment	—	(1,236)
Effect of exchange rate changes	6,791	5,852
Transfer of plan sponsorship	(105,237)	—
Other	142	(451)

Fair value of plan assets at the end of the year	$185,560	$281,977

The following table reconciles the funded status of the plans as well as amounts recognized and not recognized in the accompanying consolidated balance sheets at September 30, 2003 and 2002 (in thousands):

	2003	2002
Funded status at the end of the year	$(70,062)	$(72,908)
Unrecognized actuarial losses	83,506	86,170
Unamortized prior service cost	51	—
Additional minimum liability	(72,594)	(47,904)
Contributions after measurement date	5,403	—
Effect of exchange rate changes	1,018	1,502
Other	—	(307)

Net amount recognized at the end of the year	$(52,678)	$(33,447)

The following table presents the amounts recognized in the accompanying consolidated balance sheets at September 30, 2003 and 2002 (in thousands):

	2003	2002
Prepaid pension asset	$19,916	$15,993
Additional minimum liability	(72,594)	(47,904)
Accrued benefit liability	—	(1,536)

Net benefit obligation recognized at the end of the year	$(52,678)	$(33,447)

During fiscal 2003, we ceased being the sole, contributing sponsor of the Sverdrup Technology, Inc. Retirement Plan I (“SvT Plan I”), a pension plan we acquired as part of the 1999 merger with Sverdrup Corporation. SvT Plan I provided retirement benefits for certain employees assigned to a particular operating contract with the U.S. federal government (the “AEDC Contract”). During fiscal 2003, the AEDC Contract was re-bid, and the winning contractor is an entity in which we retain an equity interest (the other owners of the winning contractor are unrelated contractors who were providing services to the U.S. federal government at the same job site under separate contracts). As part of the process of transferring the existing contracts and employees from the individual

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

predecessor contractors to the successor contractor, a separate, unrelated pension plan was merged into SvT Plan I, and SvT Plan I became the responsibility of the successor contractor. The effect of these transactions is referred to in the preceding tables as “transfer of plan sponsorship”. We understand that the U.S. federal government intends to reimburse the successor contractor, in accordance with applicable cost accounting standards, the total cost of the merged pension plans.

At September 30, 2003, our pension plans are in a net, under-funded status by $70.1 million. At September 30, 2002, our plans were in a net, under-funded status by $72.9 million.

The following table presents the components of net periodic pension cost recognized in the accompanying consolidated statements of earnings for each fiscal year ended September 30 (in thousands):

	2003	2002	2001
Service cost	$10,127	$10,298	$10,216
Interest cost	24,696	23,507	22,527
Expected return on plan assets	(26,834)	(27,997)	(28,233)
Other	2,751	22	—

Net pension cost, before settlement charge	10,740	5,830	4,510
Settlement charge	—	4,560	—

Total, net periodic pension cost recognized	$10,740	$10,390	$4,510

Included in other comprehensive income for fiscal 2003 and 2002 are after-tax charges of $13.1 million and $31.2 million, respectively, relating to additional minimum liability for the pension plans. In general, Statement of Financial Accounting Standards No. 87—Employers’ Accounting for Pensions requires companies to record a liability in the amount by which a pension plan’s accumulated benefit obligation exceeds the fair value of its assets. This non-cash charge to stockholders’ equity will be reviewed next fiscal year in connection with the annual actuarial valuation of the pension plans and is subject to adjustment at that time. Included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets at 2002 is approximately $9.9 million representing the accumulated excess funding of benefits over the amounts reimbursed by the U.S. government in connection with SvT Plan I.

The following table presents the significant actuarial assumptions used in determining the funded status of the plans for each fiscal year ended September 30:

	2003	2002	2001
Weighted average discount rates	6.0% to 6.3%	6.3% to 7.5%	6.5% to 7.8%
Rates of compensation increases	2.5% to 3.3%	3.5% to 4.3%	4.0% to 4.5%
Expected rates of return on plan assets	8.0% to 9.0%	8.0% to 9.5%	8.0% to 9.5%

We are in the process of forming a pension plan and an early-retirement plan (“VUT”) for substantially all of our employees located in the Netherlands. These plans will replace existing programs sponsored by Stork N.V. (see Note 5, above). When the replacement plans are formed, we will negotiate with both Stork N.V. and the trustees of the existing multi-employer plans to set a value of the assets to be transferred into the replacement plans. Although we have not finalized the design of the replacement pension and VUT plans and thus have not commenced negotiations of the value of the assets to be transferred into the replacement plans, we expect that the value of the assets that will be transferred will be less than the value of the benefit obligations we will agree to assume. Included in

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Other Deferred Liabilities” in the accompanying consolidated balance sheet at September 30, 2003 is approximately $35.0 million relating to the replacement pension and VUT plans.

Multiemployer Plans

In the United States, we contribute to various trusteed pension plans covering hourly construction employees under industry-wide agreements. In selected operations in the Netherlands and the U.K., we contribute to multiemployer plans covering both hourly and certain salaried employees. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct costs of contracts on a current basis. Information from the plans’ administrators is not available to permit us to determine our share of unfunded benefits, if any. Our contributions to these plans totaled $11.5 million, $12.1 million and $7.9 million for each of the three fiscal years ended September 30, 2003, 2002 and 2001, respectively.

10.    Savings and Deferred Compensation Plans

Savings Plans

We maintain savings plans for substantially all of our domestic, nonunion employees, which allow participants to make contributions by salary deduction pursuant to section 401(k) of the Internal Revenue Code. Our contributions to these plans totaled $23.5 million, $21.8 million and $20.8 million, for fiscal 2003, 2002 and 2001, respectively. Company contributions are voluntary for most of the savings plans, and represent a partial matching of employee contributions.

Deferred Compensation Plans

Our Executive Security Plan (“ESP”) and Executive Deferral Plans (“EDP”) are nonqualified deferred compensation programs that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. Benefit payments under both plans are funded by a combination of contributions from participants and the Company, and most of the participants are covered by life insurance policies with the Company designated as the beneficiary. Amounts charged to expense relating to these programs for each of the three fiscal years ended September 30, 2003, 2002 and 2001 were $2.0 million, $2.8 million and $2.6 million, respectively.

11.    Income Taxes

The following table presents the components of our consolidated income tax expense for each fiscal year ended September 30 (in thousands):

	2003	2002	2001
Current tax expense:
Federal	$30,467	$33,669	$31,882
State	7,497	7,810	6,570
Foreign	10,386	10,089	5,519

Total current tax expense	48,350	51,568	43,971

Deferred tax expense:
Federal	16,816	7,452	6,707
State	845	44	(232)
Foreign	2,918	—	—

Total deferred tax expense	20,579	7,496	6,475

Consolidated income tax expense	$68,929	$59,064	$50,446

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at September 30, 2003 and 2002 (in thousands):

	2003	2002
Deferred tax assets:
Liabilities relating to employee benefit plans	$48,157	$45,810
Defined benefit pension plans	26,067	16,677
Contract revenues and costs	13,706	20,304
Liabilities relating to self-insurance programs	13,246	16,161
Settlement of pension obligations	7,138	7,330
Foreign deferred taxes	3,356	6,274

Gross deferred tax assets	111,670	112,556

Deferred tax liabilities:
Depreciation and amortization	(18,953)	(11,292)
Unremitted foreign earnings	(5,949)	(4,366)
State income and franchise taxes	(1,655)	(1,986)
Unrealized gains on available-for-sale securities	(76)	(1,130)
Other, net	(846)	(36)

Gross deferred tax liabilities	(27,479)	(18,810)

Net deferred tax assets	$84,191	$93,746

Included in the change in “Income taxes payable” in the accompanying consolidated statements of cash flows for fiscal 2003, 2002 and 2001 are income tax benefits of $3.8 million, $6.1 million and $7.3 million, respectively, realized in connection with the exercises of nonqualified stock options.

The reconciliation from the statutory U.S. federal income tax expense to the consolidated effective income tax expense for each fiscal year ended September 30 follows (dollars in thousands):

	2003	2002	2001
Statutory amount	$68,929	$59,064	$48,372
State taxes, net of the federal benefit	5,422	5,105	4,119
Other, net	(5,422)	(5,105)	(2,045)

Consolidated income tax expense	$68,929	$59,064	$50,446

Rates used to compute statutory amount	35.0%	35.0%	35.0%

Consolidated effective income tax rates	35.0%	35.0%	36.5%

During fiscal 2003, 2002 and 2001, we paid approximately $58.0 million, $41.1 million and $29.6 million, respectively, in income taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of our consolidated earnings before taxes for each fiscal year ended September 30 (in thousands):

	2003	2002	2001
United States earnings	$142,733	$130,927	$103,419
Foreign earnings	54,206	37,827	34,787

	$196,939	$168,754	$138,206

United States income taxes, net of applicable credits, have been provided on the undistributed earnings of foreign subsidiaries, except in those instances where the earnings are expected to be permanently reinvested. At September 30, 2003, approximately $49.8 million of such undistributed earnings of certain foreign subsidiaries was expected to be permanently reinvested. Should these earnings be repatriated, approximately $8.6 million of income taxes would be payable.

12.    Commitments and Contingencies

We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $267.9 million at September 30, 2003 payable as follows (in thousands):

Year ending September 30,
2004	$57,756
2005	50,625
2006	45,117
2007	38,010
2008	31,881
Thereafter	78,493

301,882
Amounts representing sublease income	(33,946)

$267,936

Rent expense for fiscal years 2003, 2002 and 2001 amounted to $66.3 million, $65.2 million and $57.5 million, respectively, and was offset by sublease income of approximately $3.6 million, $3.4 million and $3.9 million, respectively.

Included in the lease payout table above are the amounts due under a lease agreement for our offices in Houston, Texas. During fiscal 2002, the real property that is the subject of the lease was owned by a variable interest entity as defined by FASB Interpretation No. 46. During fiscal 2003, the real property was sold to an unrelated third party that is not a variable interest entity. The lease agreement gives us the option to purchase the real property at the end of the lease term in 2011 for $49.0 million. We also have the right to request an extension of the lease, or we may assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term return payment obligation of $35.3 million. We have determined that the fair value of the end-of-term return payment obligation is zero at September 30, 2003.

Letters of credit outstanding at September 30, 2003 totaled $67.5 million.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the normal course of business, we are subject to certain contractual guarantees, litigation and investigations. In general, such guarantees relate to project schedules and plant performance. Most of the litigation involves us as a defendant in workers’ compensation, personal injury, environmental, environmental exposure, professional liability, and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. We have elected, however, to retain a portion of losses that occur through the use of various deductibles, limits and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of our contracts.

In addition, as a contractor for many agencies of the United States Government, we are subject to many levels of audits, investigations and claims by, or on behalf of, the Government with respect to our contract performance, pricing, costs, cost allocations and procurement practices. Our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the United States as well as by various government agencies representing jurisdictions outside the United States within which we operate.

Management believes, after consultation with counsel, that such guarantees, litigation, United States Government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

At September 30, 2003, the Company had guaranteed certain financial liabilities, the majority of which relate to debt obligations of unconsolidated affiliates. The term of each of the guarantees is equal to the remaining term of the underlying debt, which ranges from two to ten months. Payment by the Company would be required upon default by the unconsolidated affiliate. The maximum potential amount of future payments, which the Company could be required to make under these guarantees at September 30, 2003, is $7.6 million. We have determined that the aggregate fair value of these financial guarantees is zero at September 30, 2003.

13.    Common and Preferred Stock

The Company is authorized to issue two classes of capital stock: common stock and preferred stock (each has a par value of $1.00 per share). The preferred stock may be issued in one or more series. The number of shares to be included in a series as well as each series’ designation, relative powers, dividend and other preferences, rights and qualifications, redemption provisions, and restrictions are to be fixed by our Board of Directors at the time each series is issued. Except as may be provided by the Board of Directors in a preferred stock designation, or otherwise provided for by statute, the holders of our common stock have the exclusive right to vote for the election of Directors and all other matters requiring stockholder action. The holders of our common stock are entitled to dividends if and when declared by the Board of Directors from whatever assets are legally available for that purpose.

Pursuant to our Amended and Restated Rights Agreement dated December 20, 2000, each outstanding share of common stock has attached to it one stock purchase right (a “Right”). Each Right entitles the common stockholder to purchase, in certain circumstances generally relating to a change in control of our Company, one one-hundredth of a share of our Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”) at the exercise price of $87.50 per share, subject to adjustment. Alternatively, the Right holder may purchase our common stock having a market value equal to two times the exercise price, or may purchase shares of common stock of the acquiring corporation having a market value equal to two times the exercise price.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Series A Preferred Stock confers to its holders, rights as to dividends, voting and liquidation which are in preference to common stockholders. The Rights are nonvoting, are not presently exercisable and currently trade in tandem with the common shares. In accordance with the Rights Plan, we may redeem the Rights at $0.01 per Right. The Rights will expire on December 20, 2010, unless earlier exchanged or redeemed.

14.     Other Financial Information

The following table presents the components of other noncurrent assets at September 30, 2003 and 2002 (in thousands):

	2003	2002
Deferred tax asset	$51,308	$43,195
Cash surrender value of life insurance policies	49,614	44,083
Prepaid pension costs	19,916	15,993
Investments	16,769	27,691
Notes receivable	7,956	10,483
Reimbursable pension costs	—	9,928
Miscellaneous	16,939	6,850

	$162,502	$158,223

The following table presents the components of accrued liabilities at September 30, 2003 and 2002 (in thousands):

	2003	2002
Accrued payroll and related liabilities	$172,197	$181,016
Insurance liabilities	38,194	42,761
Project related accruals	30,524	40,460
Other	58,772	58,381

	$299,687	$322,618

The following table presents the components other deferred liabilities at September 30, 2003 and 2002 (in thousands):

	2003	2002
Liabilities relating to defined benefit pension and early retirement plans	$113,097	$88,689
Liabilities relating to nonqualified deferred compensation arrangements	45,614	36,346
Deferred income taxes	24,512	16,058
Other	10,687	11,247

	$193,910	$152,340

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Comprehensive Income

We have disclosed the components of comprehensive income in the accompanying consolidated statements of comprehensive income and consolidated statements of changes in stockholders’ equity. The accumulated balances related to each component of other comprehensive income (loss), net of related income tax, for each fiscal year ended September 30 follows (in thousands):

	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
Balances at September 30, 2000	$3,468	$(13,983)	$—	$(10,515)
Changes during the year	219	(324)	—	(105)

Balances at September 30, 2001	3,687	(14,307)	—	(10,620)
Changes during the year	(1,783)	1,048	(31,227)	(31,962)

Balances at September 30, 2002	1,904	(13,259)	(31,227)	(42,582)
Changes during the year	(1,790)	9,133	(13,079)	(5,736)

Balances at September 30, 2003	$114	$(4,126)	$(44,306)	$(48,318)

16.    Segment Information

As discussed above, our principal business is to provide a broad range of technical, professional, and construction services. We provide our services primarily from offices located throughout the United States and Europe. With the acquisition of the Delta companies in fiscal 2002, we expanded our North American operations to include Canada. We also have offices located in selected regions of Asia, Mexico and Australia.

All of our operations share similar economic characteristics. For example, all of our operations are highly influenced by the general availability of qualified engineers and other technical professional staff. They also provide similar services as well as share similar processes for delivering our services. In addition, the use of technology is highly similar and consistent throughout our organization, as is our client base (with the exception of our operations outside the United States which perform very little work for the U.S. federal government), and our quality assurance and safety programs. Furthermore, the types of information and internal reports used by management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business, support a single reportable segment. Accordingly, based on these similarities, we have concluded that our operations may be aggregated into one reportable segment for purposes of this disclosure.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain financial information by geographic area for fiscal 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Revenues (for the fiscal years ended September 30):
United States	$2,985,022	$3,040,373	$3,075,969
Europe	1,128,274	892,050	825,456
Canada	460,083	564,144	—
Asia	29,910	34,965	44,345
Other	12,312	24,129	11,223

Total	$4,615,601	$4,555,661	$3,956,993

Long-Lived Assets (at September 30):
United States	$103,994	$114,319	$116,196
Europe	23,955	21,917	22,332
Canada	2,681	2,069	—
Asia	11,473	11,242	11,322
Other	—	358	129

Total	$142,103	$149,905	$149,979

Revenues were earned from unaffiliated clients located primarily within the respective geographic areas. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization. “Other” consisted primarily of the Company’s operations in Australia and the Middle East.

For each of the three fiscal years ended September 30, 2003, 2002 and 2001, projects for agencies of the U.S. federal government accounted for 22.6%, 21.5% and 19.0%, respectively, of total revenues.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Data—Unaudited

The following table presents certain quarterly financial information for each fiscal year ended September 30 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2003
Revenues	$1,218,680	$1,202,606	$1,131,105	$1,063,210	$4,615,601
Operating profit	46,843	48,514	50,550	51,208	197,115
Earnings before taxes	46,369	48,431	50,554	51,585	196,939
Net earnings	30,140	31,480	32,860	33,530	128,010
Earnings per share:
Basic	0.55	0.57	0.59	0.60	2.32
Diluted	0.54	0.56	0.58	0.59	2.27
2002
Revenues	$1,028,186	$1,146,611	$1,169,122	$1,211,742	$4,555,661
Operating profit	41,002	42,360	43,548	45,460	172,370
Earnings before taxes	39,801	41,353	42,955	44,645	168,754
Net earnings	25,870	26,880	27,920	29,020	109,690
Earnings per share:
Basic	0.48	0.50	0.51	0.53	2.03
Diluted	0.47	0.49	0.50	0.52	1.98
2001
Revenues	$929,182	$1,009,869	$1,041,417	$976,525	$3,956,993
Operating profit	33,187	35,127	36,770	38,768	143,852
Earnings before taxes	31,654	33,953	35,464	37,135	138,206
Net earnings	20,100	21,560	22,520	23,580	87,760
Earnings per share:
Basic	0.38	0.41	0.42	0.44	1.65
Diluted	0.37	0.40	0.41	0.43	1.61

Report of Ernst & Young LLP

Independent Auditors

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Los Angeles, California

October 29, 2003

Management’s Responsibilities for Financial Reporting

The consolidated financial statements and other information included in this Form 10-K were prepared by management, who is responsible for their fairness, integrity, and objectivity. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States, applied on a basis consistent with the prior year, and contain some amounts that are based on management’s best estimates and judgment. The other financial information contained in this Form 10-K was prepared in a manner consistent with the preparation of the consolidated financial statements.

In meeting its responsibility for the fair presentation of the Company’s consolidated financial statements, management necessarily relies on the Company’s system of internal accounting controls. This system is designed to provide reasonable, but not absolute, assurance that assets are safeguarded and that transactions are executed in accordance with management’s instructions and are properly recorded in the Company’s books and records. The concept of reasonable assurance is based on the recognition that in any system of internal controls, there are certain inherent limitations and that the cost of such system should not exceed the benefits to be derived. We believe the Company’s system of internal accounting controls is cost-effective and provides reasonable assurance that material errors and irregularities will be prevented, or detected and corrected on a timely basis.

The accompanying consolidated financial statements were audited by independent auditors whose report thereon was based on examinations conducted in accordance with generally accepted auditing standards and is presented above. As part of their audit, the independent auditors review the Company’s system of internal accounting controls for the purpose of determining the amount of reliance to place on those controls relative to the audit tests they perform.

Management has provided written affirmation to the New York Stock Exchange that the Company is in compliance with the Exchange’s membership, independence, and other requirements relating to the Audit Committee of the Board of Directors. The Company’s Audit Committee, which is composed entirely of independent directors, meets regularly with both management and the independent auditors to review the Company’s financial results and to ensure that both management and the independent auditors are properly performing their respective functions.