Form 10-Q
period 2003-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2004-02-17
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

☒ Yes - ☐ No

Number of shares of common stock outstanding at February 12, 2004: 55,934,477

JACOBS ENGINEERING GROUP INC.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2003	September 30, 2003
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$160,592	$126,155
Receivables	799,770	778,056
Deferred income taxes	55,813	57,395
Prepaid expenses and other	17,957	8,491

Total current assets	1,034,132	970,097

Property, Equipment and Improvements, Net	143,279	142,103

Other Non-current Assets:
Goodwill	388,956	395,808
Other	155,240	162,502

Total other non-current assets	544,196	558,310

	$1,721,607	$1,670,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$2,320	$467
Accounts payable	194,719	196,218
Accrued liabilities	286,414	299,687
Billings in excess of costs	114,790	98,309
Income taxes payable	28,578	16,733

Total current liabilities	626,821	611,414

Long-term Debt	15,505	17,806

Other Deferred Liabilities	192,123	193,910

Minority Interests	5,462	5,297

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 100,000,000 shares; 55,874,780 shares issued and outstanding at December 31, 2003; 55,836,135 shares issued and outstanding at September 30, 2003	55,875	55,836
Additional paid-in capital	145,328	143,973
Retained earnings	726,326	692,943
Accumulated other comprehensive loss	(43,550)	(48,318)

	883,979	844,434
Unearned compensation	(2,283)	(2,351)

Total stockholders’ equity	881,696	842,083

	$1,721,607	$1,670,510

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended December 31, 2003 and 2002

(In thousands, except per share information)

(Unaudited)

	2003	2002
Revenues	$1,135,129	$1,218,680

Costs and Expenses:
Direct costs of contracts	(972,867)	(1,067,634)
Selling, general and administrative expenses	(109,844)	(104,203)

Operating Profit	52,418	46,843

Other (Expense) Income:
Interest income	960	251
Interest expense	(816)	(1,231)
Miscellaneous (expense) income, net	(562)	506

Total other expense, net	(418)	(474)

Earnings Before Taxes	52,000	46,369

Income Tax Expense	(18,200)	(16,229)

Net Earnings	$33,800	$30,140

Net Earnings Per Share:
Basic	$0.61	$0.55
Diluted	$0.59	$0.54

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended December 31, 2003 and 2002

(In thousands)

(Unaudited)

	2003	2002
Net Earnings	$33,800	$30,140

Other Comprehensive Income:
Unrealized holding (loss) gains on securities	(58)	12
Less: reclassification adjustment for gains realized in net earnings	(117)	(1,312)

Unrealized losses on securities, net of reclassification adjustment	(175)	(1,300)
Foreign currency translation adjustments	14,475	3,026
Minimum pension liability adjustment	(14,761)	—

Other Comprehensive (Loss) Income Before Income Tax Benefit	(461)	1,726
Income Tax Benefit Relating to Other Comprehensive (Loss) Income	5,229	482

Other Comprehensive Income	4,768	2,208

Total Comprehensive Income	$38,568	$32,348

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2003 and 2002

(In thousands)

(Unaudited)

	2003	2002
Cash Flows from Operating Activities:
Net earnings	$33,800	$30,140
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization of property, equipment and improvements	8,620	8,643
Gains on sales of assets	(55)	(1,355)
Changes in assets and liabilities:
Receivables	11,396	30,815
Prepaid expenses and other current assets	(8,876)	436
Accounts payable	(10,193)	(16,921)
Accrued liabilities	(19,508)	(10,749)
Billings in excess of costs	11,070	(30,890)
Income taxes payable	12,650	11,685
Deferred income taxes	(146)	20
Other, net	204	193

Net cash provided by operating activities	38,962	22,017

Cash Flows from Investing Activities:
Additions to property and equipment	(7,605)	(8,178)
Disposals of property and equipment	72	383
Proceeds from sales of investments	221	2,272
Purchases of investments	(1,002)	(3,266)
Net (increase) decrease in other non-current assets	(459)	5,453

Net cash used for investing activities	(8,773)	(3,336)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	47,199	164,354
Repayments of long-term borrowings	(50,605)	(178,629)
Net change in short-term borrowings	1,748	(5,911)
Proceeds from issuances of common stock	579	367
Other, net	(1,036)	7,780

Net cash used for financing activities	(2,115)	(12,039)

Effect of Exchange Rate Changes	6,363	2,147

Increase in Cash and Cash Equivalents	34,437	8,789
Cash and Cash Equivalents at Beginning of Period	126,155	48,469

Cash and Cash Equivalents at End of Period	$160,592	$57,258

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2003

1.	Unless the context otherwise requires, all references herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors, and references to the “Company”, “we”, “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should refer to our consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of our consolidated financial position at December 31, 2003 and September 30, 2003, our consolidated results of operations for the three months ended December 31, 2003 and 2002, our consolidated comprehensive income for the three months ended December 31, 2003 and 2002, and our consolidated cash flows for the three months ended December 31, 2003 and 2002.

Our interim results of operations are not necessarily indicative of the results to be expected for the full year.

2.	We account for stock issued to employees and outside directors in accordance with APB Opinion No. 25 – Accounting for Stock Issued to Employees (“APB 25”). Accordingly, compensation cost is measured based on the excess, if any, of the market price of the Company’s common stock over the exercise price of a stock option, determined on the date the option is granted.

We apply the disclosure provisions of Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 123 prescribes an optional, fair-value based method of accounting for stock-based compensation plans.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2003

Had we determined compensation cost under SFAS 123, our net earnings and earnings per share for the quarter ended December 31, 2003 and 2002 would have been reduced to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2003	2002
Net earnings as reported	$33,800	$30,140
Fair value of stock-based compensation cost, net of tax	4,388	3,971

Pro forma net earnings	$29,412	$26,169

Earnings per share:
Basic:
As reported	$0.61	$0.55
Pro forma	$0.53	$0.48
Diluted:
As reported	$0.59	$0.54
Pro forma	$0.51	$0.47

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31,
	2003	2002
Dividend yield	—	—
Expected volatility	33.44%	44.68%
Risk-free interest rates	3.95%	3.67%
Expected life of options (in years)	7.8	7.3

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2003

3.	Included in “Receivables” in the accompanying consolidated balance sheets at December 31, 2003 and September 30, 2003 were $411.8 million and $398.0 million, respectively, of unbilled receivables, which represent amounts earned and reimbursable under contracts in progress at the respective balance sheet dates. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at December 31, 2003 and September 30, 2003 were contract retentions totaling $27.1 million and $26.9 million, respectively. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

Amounts due from the United States federal government included in “Receivables” in the accompanying consolidated balance sheets totaled $135.2 million and $131.8 million at December 31, 2003 and September 30, 2003, respectively.

In accordance with industry practice, we include in “Receivables” claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts included in “Receivables” in the accompanying consolidated balance sheets totaled $40.9 million and $35.4 million at December 31, 2003 and September 30, 2003, respectively. The increase in claims receivables was primarily due to the effect of foreign exchange rate fluctuations on the translation of the claims amounts into the U.S. dollar. Included in total claims receivables were $32.4 million and $25.2 million, respectively, of receivables that relate to one claim on a waste incineration project performed in Europe. The dispute involves proper waste feed, content of residues, final acceptance of, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking damages in excess of $54.6 million.

4.	Property, equipment and improvements, net, are stated at cost in the accompanying consolidated balance sheets and consisted of the following (in thousands):

	December 31, 2003	September 30, 2003
Land	$8,091	$8,039
Buildings	61,194	59,654
Equipment	219,019	223,038
Leasehold improvements	30,325	29,362
Construction in progress	7,270	5,345

	325,899	325,438
Accumulated depreciation and amortization	(182,620)	(183,335)

	$143,279	$142,103

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2003

5.	Other non-current assets in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2003	September 30, 2003
Cash surrender value of life insurance policies	$49,991	$49,614
Deferred tax asset	58,175	51,308
Investments	6,131	16,769
Prepaid pension costs	19,346	19,916
Notes receivable	8,139	7,956
Miscellaneous	13,458	16,939

	$155,240	$162,502

Investments declined by approximately $10.6 million primarily due to a $14.8 million minimum pension liability adjustment relating to the pension plan of a joint venture. See Note 13 of the Notes to Consolidated Financial Statements for additional discussion on this joint venture.

6.	In August 2003, we entered into a new, five year $290.0 million unsecured revolving bank agreement with a syndicate of United States, Canadian and European banks, and terminated the then existing revolving credit facilities that had an aggregate borrowing capacity of $275.0 million. The terminated facilities that were replaced were scheduled to expire on January 11, 2004. The new facility expires in August 2008, and provides for unsecured borrowings at either fixed rates offered by the banks at the time of borrowing, or at variable rates based on the agent bank’s base rate, LIBOR or the latest federal funds rate. The agreement requires us to maintain certain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreements). The agreement also restricts the payment of cash dividends and requires the Company to pay a facility fee based on the total amount of the commitments. Amounts outstanding under the new facility totaled $15.5 million bearing interest of 3.5% at December 31, 2003, compared to $73.3 million bearing interest of 3.9% outstanding at December 31, 2002 under the terminated revolving credit facilities.

7.	Accrued liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2003	September 30, 2003
Accrued payroll and related liabilities	$156,849	$172,197
Insurance liabilities	43,899	38,194
Project related accruals	27,891	30,524
Other	57,775	58,772

	$286,414	$299,687

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2003

8.	Other deferred liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2003	September 30, 2003
Liabilities relating to defined benefit pension and early retirement plans	$113,026	$113,097
Liabilities relating to nonqualified deferred compensation arrangements	45,447	45,614
Deferred income taxes	24,346	24,512
Other	9,304	10,687

	$192,123	$193,910

9.	When we are directly responsible for subcontract labor, or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during the first quarter of fiscal 2004 and 2003 totaled $282.3 million and $426.8 million, respectively.

10.	The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):

	Three Months Ended December 31,
	2003	2002
Weighted average shares outstanding (denominator used to compute Basic EPS)	55,854	54,780
Effect of employee and outside director stock options	1,482	1,024

Denominator used to compute Diluted EPS	57,336	55,804

11.	During the three months ended December 31, 2003 and 2002, the Company made cash payments of approximately $0.3 million and $1.0 million, respectively, for interest, and $6.1 million and $6.3 million, respectively, for income taxes.

12.	The Company adopted Statement of Financial Accounting Standards No. 142 – Goodwill and Other Intangible Assets (“SFAS 142”) in fiscal 2002. SFAS 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Instead, these assets must be tested for impairment using a fair value approach in accordance with SFAS 142. There has been no impairment of goodwill since adoption of SFAS 142.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2003

13.	In January 2003, the FASB issued Interpretation No. 46—Consolidation of Variable Interest Entities (“FIN46”), which is an interpretation of Accounting Research Bulletin No. 51—Consolidated Financial Statements (“ARB 51”). FIN 46 requires a variable interest entity (“VIE”) to be consolidated by the primary beneficiary of the entity if certain criteria are met. The provisions of FIN 46 were immediately applicable to VIEs created after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for VIEs created before February 1, 2003 to the first reporting period ending after December 15, 2003.

As is common to the industry, we execute certain contracts jointly with third parties through partnerships and joint ventures. In general, we account for these investments in accordance with Emerging Issues Task Force Issue 00-01—Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures (“EITF 00-01”), and AICPA’s Statement of Position 81-1—Accounting for Performance of Construction Type and Certain Production Type Contracts (“SOP 81-1”).

We are a partner in two joint ventures that require consolidation in accordance with FIN 46. The first joint venture provides engineering, design, construction, and construction management services in connection with the upgrade and rehabilitation of a municipal wastewater treatment plant. At December 31, 2003, this joint venture had total assets and total liabilities of $35.2 million and $29.1 million, respectively. The second joint venture performs capital projects and provides operations services, testing, analysis and support services to a United States military engineering and design center. The contract between this second joint venture and the U.S. federal government was executed in October 2003. At December 31, 2003, this joint venture had total assets and total liabilities of $34.2 million and $27.4 million, respectively. We implemented the provisions of FIN 46 resulting in the consolidation of these two joint ventures in the current fiscal quarter ending December 31, 2003. Included in other comprehensive income for the current fiscal period is a minimum pension liability adjustment of $14.8 million ($9.6 million, after-tax) relating to the pension plan of the second joint venture.

We previously had a contractual relationship with a VIE acquired prior to February 1, 2003. This VIE owned real property in Houston, Texas which we lease for office space. During the fourth quarter of fiscal 2003, we completed a restructuring arrangement whereby the real property subject to the lease was sold to an unrelated third party that is not a VIE. The lease agreement gives us the option to purchase the real property at the end of the lease term in 2011 for $49.0 million. We also have the right to request an extension of the lease, or we may assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term return payment obligation of $35.3 million. We have determined that the fair value of the end-of-term return payment obligation is zero at December 31, 2003.

As the FASB provides additional guidance on implementing FIN 46, we continue to evaluate the applicability of FIN 46 to our joint ventures. However, we believe that most of our joint ventures are either not VIEs or, if the joint ventures are VIEs, we are not the primary beneficiary.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2003

14.	At December 31, 2003, the Company had guaranteed certain financial liabilities, the majority of which relate to debt obligations of unconsolidated affiliates. The term of each of the guarantees is equal to the remaining term of the underlying debt, which ranges from three to seven months. Payment by the Company would be required upon default by the unconsolidated affiliate. The maximum potential amount of future payments, which the we could be required to make under these guarantees at December 31, 2003, is $7.5 million. We have determined that the aggregate fair value of these financial guarantees is zero at December 31, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Certain statements in this report constitute “forward-looking statements”. These forward-looking statements represent management’s best judgment as to what may occur in the future. However, Jacobs’ actual outcome and results are not guaranteed and are subject to various risks, uncertainties and assumptions (“Future Factors”), and may differ materially from what is expressed. For a description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see the discussion under the section “Forward Looking Statements” included herein.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes. Readers should also refer to our audited consolidated financial statements and notes thereto, and Item 7 included in the Company’s 2003 Annual Report on Form 10-K.

Executive Summary

Our operating results for the first quarter of fiscal 2004 reflect normal growth in earnings. Although revenues for the current fiscal quarter were 6.9% lower as compared to the first quarter of fiscal 2003, the decrease was attributable primarily to a lower level of pass-through costs recognized through our books. When we are responsible for subcontract labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. Since pass-through costs (which are incurred primarily on projects requiring field services) typically do not have significant margins associated with it, we can experience a decline in revenues without experiencing a corresponding significant decline in our gross margins (defined as revenues less direct costs of contracts) and operating profit margins (defined as gross margins less selling, general and administrative (“SG&A”) expenses).

This shift in our business mix to increased revenues from technical professional services resulted in better gross and operating profit margins, which increased by 7.4% and 11.9%, respectively, compared to the gross and operating profit margins in the first quarter of fiscal 2003. As a percentage of revenues, gross margins and operating profit margins were 14.3% and 4.6%, respectively, in the first quarter of fiscal 2004 compared to 12.4% and 3.8%, respectively, in the same quarter last year.

Our backlog continued to grow during the first quarter of fiscal 2004. Backlog at December 31, 2003 increased by $469.0 million as compared to the December 31, 2002. Since many of our contracts require us to provide services the duration of which extend over fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. The growth in backlog during the current fiscal quarter was due primarily to new awards from clients in the oil & gas, and refining industries, combined with new United States federal program awards. We continue to see interest in new projects and inquiries from our clients in the oil & gas and refining, pharmaceuticals and biotechnology, federal programs, and buildings industry groups and markets.

Our cash balances also continued to increase. Cash and cash equivalents totaled $160.6 million at December 31, 2003 compared to $126.2 million at September 30, 2003, and $57.3 million at December 31, 2002. Our cash balances, combined with a borrowing capacity of $290.0 million under our long-term revolving credit facility, present sufficient capital resources for us to complete one or more strategic acquisitions. Acquiring businesses in our core capability has been and will continue to be an integral part of maintaining our long-term growth.

Additions to property and equipment totaled $7.6 million during the first quarter of fiscal 2004, an amount that was not significantly different from what we spent on capital expenditures during the comparable period last year. No major capital expenditure programs are planned.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K. The discussion below describes those accounting policies most critical to the preparation of our consolidated financial statements.

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

The nature of our business results in clients, subcontractors or vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. Similarly, and in the normal course of business, we may present claims to our clients for costs we have incurred for which we believe we are not contractually responsible. In those situations where a claim against us may result in additional costs to the contract, we include in the total estimated costs of the contract (and therefore, the estimated amount of margin to be earned under the contract) an estimate, based on the relevant facts and circumstances available, of the additional costs to be incurred. In those situations where we have incurred additional costs for which we believe the client is contractually responsible, we may present a claim to the client for such costs. In such situations, we include in revenues the amount of costs incurred, without profit, to the extent it is probable that the claims will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. Costs associated with unapproved change orders are included in revenues using substantially the same criteria used for claims.

Certain cost-reimbursable contracts with the United States federal government as well as certain commercial clients provide that contract costs are subject to audit and adjustment. In this situation, revenues are recorded at the time services are performed based upon the amounts we expect to realize upon completion of the contracts. In those situations where an audit indicates that we may have billed a client for costs not allowable under the terms of the contract, we estimate the amount of such nonbillable costs and adjust our revenues accordingly.

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

The following tables set forth our revenues by type of service for the first quarter of fiscal 2004 and 2003 (in thousands):

Three months ended December 31:

	2003	2002	% Change
Project Services	$506,944	$469,757	7.9%
Construction	453,810	580,160	(21.8)%
Operations and Maintenance	115,357	114,154	1.1%
Process, Scientific and Systems Consulting	59,018	54,609	8.1%

	$1,135,129	$1,218,680	(6.9)%

We focus our services on certain industry groups and markets that we believe have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for the first quarter of fiscal 2004 and 2003 (in thousands):

Three months ended December 31:

	2003	2002	% Change
Oil & Gas and Refining	$295,144	$309,227	(4.6)%
Federal Programs	274,828	270,367	1.6%
Pharmaceuticals and Biotechnology	173,988	176,863	(1.6)%
Chemicals and Polymers	145,325	144,015	0.1%
Technology and Manufacturing	56,897	124,205	(54.2)%
Buildings	89,711	85,744	4.6%
Infrastructure	68,970	71,262	(3.2)%
Pulp and Paper	11,449	14,178	(19.2)%
Other	18,817	22,819	(17.5)%

	$1,135,129	$1,218,680	(6.9)%

“Other” includes projects for clients operating in a number of industries including food and consumer products, and basic resources (such as mining, minerals, and fertilizers).

We recorded net earnings of $33.8 million, or $0.59 per diluted share for the first quarter of fiscal 2004, compared to net earnings of $30.1 million, or $0.54 per diluted share for the first quarter of fiscal 2003.

Total revenues for the quarter ended December 31, 2003 decreased by $83.6 million, or 6.9%, to $1.1 billion compared to $1.2 billion for the same period in fiscal 2003, primarily attributable to a $144.5 million, or 33.9% decline in pass-through costs. The amount of pass-through costs included in revenues during the first quarter of fiscal 2004 totaled $282.3 million compared to $426.8 million during the first quarter of fiscal 2003. The level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services as well as on the normal winding down of field services activities on construction and O&M projects. See Note 9 of the Notes to Consolidated Financial Statements for a discussion of pass-through costs.

As a percentage of revenues, direct costs of contracts were 85.7% for the first quarter of fiscal 2004 compared to 87.6% for the same period in fiscal 2003. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided.

SG&A expenses for the quarter ended December 31, 2003 increased by $5.6 million, or 5.4%, to $109.8 million, compared to $104.2 million for the same period last year. As a percentage of revenues, consolidated SG&A expenses increased to 9.7% during the first quarter of fiscal 2004 compared to 8.6% during the first quarter of fiscal 2003.

Despite a 6.9% decrease in total revenues during the first quarter of fiscal 2004, our operating profit increased by $5.6 million, or 11.9%, to $52.4 million, compared to $46.8 million during the same period in fiscal 2003. On a sequential basis, operating profit during the first quarter of fiscal 2004 increased by $1.2 million, or 2.4% from $51.2 million during the fourth quarter of fiscal 2003. As a percentage of revenues, operating profit increased to 4.6% in the current fiscal period, compared to 3.8% in the same period last year. The increase in our operating profit was due primarily to a shift in our business mix to increased revenues from technical professional services, which typically generate higher margins than field services.

Interest expense decreased by $0.4 million, or 33.6%, to $0.8 million in the first quarter of fiscal 2004, compared to $1.2 million in the first quarter of fiscal 2003 due to significantly reduced borrowing levels. In August 2003 we entered into a new, five year $290.0 million unsecured revolving bank credit agreement and terminated the existing revolving credit facilities that had an aggregate borrowing capacity of $275.0 million. Amounts outstanding under our new revolving credit facility totaled $15.5 million bearing interest of 3.5% at December 31, 2003, compared to $73.3 million bearing interest of 3.9% outstanding at December 31, 2002 under the terminated revolving credit facilities. See Note 6 of the Notes to Consolidated Financial Statements for additional information on our borrowings.

Backlog Information

The following table summarizes our total backlog at December 31, 2003 and 2002 (in millions):

	2003	2002
Technical professional services	$3,509.2	$3,101.6
Total	7,144.9	6,675.9

Our backlog at December 31, 2003 increased by $469.0 million, or 7.0%, to $7.1 billion, compared to $6.7 billion at December 31, 2002, primarily attributable to new awards from clients in the oil & gas, and refining industries, combined with new United States federal program awards.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. At December 31, 2003, our principal source of liquidity consisted of $160.6 million of cash and cash equivalents, and a new, five-year $290.0 million revolving credit facility as discussed above.

During the first quarter of fiscal 2004, our cash and cash equivalents increased by $34.4 million, to $160.6 million. This compares to a net increase of $8.8 million, to $57.3 million during the first quarter of fiscal 2003. During the current fiscal quarter, we experienced net cash inflows from operating activities, and the effect on cash of exchange rate changes, of $39.0 million and $6.4 million, respectively. These inflows were offset by net cash outflows from investing and financing activities of $8.8 million and $2.1 million, respectively.

Our operations provided net cash of $39.0 million during the three months ended December 31, 2003. This compares to net cash inflows of $22.0 million during the comparable period in fiscal 2003. The $17.0 million increase in cash provided by operations during the current fiscal quarter as compared to the same period last year was due primarily to an increase in inflows of $12.2 million relating to the timing of cash receipts and payments within our working capital accounts, and an increase in net earnings of $3.7 million.

We used $8.8 million of cash for investing activities during the first quarter of fiscal 2004. This compares to net cash outflows of $3.3 million during the same period in fiscal 2003. The net increase of $5.5 million in cash used for investing activities during the current fiscal period as compared to last year was due primarily to a net increase in other non-current assets of $5.9 million, and a decrease of $2.1 million in proceeds from sales of investments. These outflows were partially offset by a decrease of $2.3 million in purchases of investments.

Our financing activities resulted in net cash outflows of $2.1 million during the first quarter of fiscal 2004. This compares to net cash outflows of $12.0 million during the first quarter of fiscal 2003. The $9.9 million net decrease in cash used for financing activities during the current fiscal period as compared to last year was due primarily to a decrease of $128.0 million in repayments of long-term borrowings and a net increase of $7.7 million in short-term borrowings. These outflows were partially offset by a decrease in proceeds from long-term borrowings of $117.2 million. Our total borrowing activity for the first quarter of fiscal 2004 resulted in net repayments of $1.7 million, compared to net repayments of $20.2 million for the first quarter of fiscal 2003.

We believe we have adequate liquidity and capital resources to fund our operations and service our debt for the foreseeable future. We had $160.6 million in cash and cash equivalents at December 31, 2003, compared to $126.2 million at September 30, 2003, and $57.3 million a year ago. Our consolidated working capital position at December 31, 2003 was $407.3 million, compared to $358.7 million at September 30, 2003, and $270.8 million a year ago. As discussed above, we signed a new, five-year $290.0 million unsecured revolving bank credit agreement, which replaced the terminated revolving credit facilities that had an aggregate borrowing capacity of $275.0 million. Management believes that the capacity, terms and conditions of the new facility will be sufficient for the Company’s working capital and general business requirements. We also have $46.1 million available through committed short-term credit facilities. At December 31, 2003, $2.3 million and $15.5 million were outstanding in the form of direct borrowings under the $46.1 million and $290.0 credit facilities, respectively.

Under our stock repurchase program, we are authorized by our Board of Directors to buy-back up to 6.0 million shares of the common stock of the Company in the open market. Repurchases of common stock are financed from existing credit facilities and available cash balances. From inception of the program through September 30, 2002, we have repurchased a total of 3,732,400 shares of common stock in the open market at a total cost of $59.0 million. No shares of common stock were repurchased since fiscal 2002. Substantially all shares of common stock held in treasury were eventually reissued for our employee stock purchase and incentive stock plans.

Forward-Looking Statements

Statements included in this Management’s Discussion and Analysis that are not based on historical facts are “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current estimates, expectations and projections about the issues discussed, the industries in which our clients operate and the services we provides. By their nature, such forward-looking statements involve risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance in connection with any discussion of future operating or financial performance. We caution the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements including the following:

•	Increase in competition by United States and international competitors;

•	Changes in global business, economic, political and social conditions;

•	Availability of qualified engineers, architects, designers and other home-office staff needed to execute contracts;

•	Availability of qualified craft personnel in the geographic areas where our construction and maintenance sites are located;

•	The timing of new awards and the funding of such awards;

•	Cancellations of, or changes in the scope to, existing contracts;

•	Our ability to meet performance or schedule guarantees;

•	Cost overruns on fixed-price, guaranteed maximum price, or unit priced contracts;

•	The possible effects of inflation on margins available on fixed-price contracts;

•	The effects that fluctuating exchange rates may have on the U.S. dollar results of our international operations;

•	The outcome of pending and future litigation and any government audits, investigations, or proceedings;

•	The cyclical nature of the individual markets in which our clients operate; and

•	Delays or defaults by clients in making payments due under contracts.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only source for long-term credit is a revolving credit agreement for $290.0 million. The total amount outstanding under this facility at December 31, 2003 was $15.5 million. This agreement expires in August of 2008, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

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

Item 4.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

There were no significant changes in our internal controls over financial reporting (as defined by the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On October 31, 2003, we furnished a Current Report on Form 8-K under Items 7, 9 and 12 with the Securities and Exchange Commission attaching our press release dated October 29, 2003 announcing our earnings results for fiscal 2003, and our press release dated October 30, 2003 providing earnings guidance for fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ JOHN W. PROSSER, JR.

John W. Prosser, Jr. Senior Vice President, Finance and Administration

Date: February 13, 2004