Form 10-Q
period 2004-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2004-05-13
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check-mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check-mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☒    No  ☐

Number of shares of common stock outstanding at May 13, 2004: 56,270,000

JACOBS ENGINEERING GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2004 (Unaudited)	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$171,992	$126,155
Receivables	840,157	778,056
Deferred income taxes	53,028	57,395
Prepaid expenses and other	18,374	8,491

Total current assets	1,083,551	970,097

Property, Equipment and Improvements, Net	140,855	142,103

Other Non-current Assets:
Goodwill	390,290	395,808
Other	159,199	162,502

Total other non-current assets	549,489	558,310

	$1,773,895	$1,670,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$895	$467
Accounts payable	207,469	196,218
Accrued liabilities	301,851	299,687
Billings in excess of costs	102,090	98,309
Income taxes payable	20,301	16,733

Total current liabilities	632,606	611,414

Long-term Debt	19,017	17,806

Other Deferred Liabilities	191,096	193,910

Minority Interests	5,560	5,297

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—100,000,000 shares; 56,246,824 shares issued and outstanding at March 31, 2004; 55,836,135 shares issued and outstanding at September 30, 2003	56,247	55,836
Additional paid-in capital	159,306	143,973
Retained earnings	760,226	692,943
Accumulated other comprehensive loss	(48,071)	(48,318)

	927,708	844,434
Unearned compensation	(2,092)	(2,351)

Total stockholders’ equity	925,616	842,083

	$1,773,895	$1,670,510

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Revenues	$1,123,884	$1,202,606	$2,259,013	$2,421,286
Costs and Expenses:
Direct costs of contracts	(955,972)	(1,043,745)	(1,928,839)	(2,111,379)
Selling, general and administrative expenses	(115,127)	(110,347)	(224,971)	(214,550)

Operating Profit	52,785	48,514	105,203	95,357

Other Income (Expense):
Interest income	584	139	1,544	390
Interest expense	(756)	(777)	(1,572)	(2,008)
Miscellaneous income, net	887	555	325	1,061

Total other income (expense), net	715	(83)	297	(557)

Earnings Before Taxes	53,500	48,431	105,500	94,800
Income Tax Expense	(18,725)	(16,951)	(36,925)	(33,180)

Net Earnings	$34,775	$31,480	$68,575	$61,620

Net Earnings Per Share:
Basic	$0.62	$0.57	$1.23	$1.12
Diluted	$0.61	$0.56	$1.20	$1.10

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Net Earnings	$34,775	$31,480	$68,575	$61,620

Other Comprehensive Income:
Unrealized holding losses on securities	(13)	(30)	(71)	(18)
Less: reclassification adjustment for gains realized in net earnings	—	(637)	(117)	(1,949)

Unrealized losses on securities, net of reclassification adjustment	(13)	(667)	(188)	(1,967)
Foreign currency translation adjustments	(4,513)	4,132	9,962	7,158
Minimum pension liability adjustment	—	—	(14,761)	—

Other Comprehensive (Loss) Income Before Income Tax Benefit	(4,526)	3,465	(4,987)	5,191
Income Tax Benefit Relating to Other Comprehensive (Loss) Income	5	246	5,234	728

Other Comprehensive (Loss) Income	(4,521)	3,711	247	5,919

Total Comprehensive Income	$30,254	$35,191	$68,822	$67,539

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net earnings	$68,575	$61,620
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization of property, equipment and improvements	17,226	17,688
Gains on sales of assets	(8)	(2,424)
Changes in assets and liabilities:
Receivables	(28,110)	49,295
Prepaid expenses and other current assets	(9,354)	(257)
Accounts payable	1,876	(36,626)
Accrued liabilities	(4,714)	9,077
Billings in excess of costs	(2,109)	(32,987)
Income taxes payable	5,286	14,143
Deferred income taxes	2,718	269
Other, net	397	462

Net cash provided by operating activities	51,783	80,260

Cash Flows from Investing Activities:
Additions to property and equipment	(15,621)	(15,685)
Disposals of property and equipment	2,594	2,856
Proceeds from sales of investments	221	3,367
Purchases of investments	(791)	(1,944)
Net (increase) decrease in other non-current assets	(4,908)	5,430

Net cash used for investing activities	(18,505)	(5,976)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	120,038	164,354
Repayments of long-term borrowings	(119,978)	(178,629)
Net change in short-term borrowings	402	(44,346)
Proceeds from issuances of common stock	13,596	13,240
Other, net	(1,008)	(694)

Net cash provided by (used for) financing activities	13,050	(46,075)

Effect of Exchange Rate Changes	(491)	206

Increase in Cash and Cash Equivalents	45,837	28,415
Cash and Cash Equivalents at Beginning of Period	126,155	48,469

Cash and Cash Equivalents at End of Period	$171,992	$76,884

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MARCH 31, 2004

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of our consolidated financial position at March 31, 2004 and September 30, 2003, our consolidated results of operations for the three and six months ended March 31, 2004 and 2003, our consolidated comprehensive income for the three and six months ended March 31, 2004 and 2003, and our consolidated cash flows for the six months ended March 31, 2004 and 2003.

Our interim results of operations are not necessarily indicative of the results to be expected for the full year.

2. We account for stock-based compensation in accordance with APB Opinion No. 25—Accounting for Stock Issued to Employees (“APB 25”). Accordingly, compensation cost is measured based on the excess, if any, of the market price of the Company’s common stock over the exercise price of a stock option, determined on the date the option is granted.

We apply the disclosure provisions of Statement of Financial Accounting Standards No. 123—Accounting for Stock-Based Compensation (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 123 prescribes an optional, fair-value based method of accounting for stock-based compensation plans.

Had we determined compensation cost under SFAS 123, our net earnings and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net earnings, as reported	$34,775	$31,480	$68,575	$61,620
Fair value of stock-based compensation, net of tax	3,537	2,657	7,630	4,281

Pro forma net earnings	$31,238	$28,823	$60,945	$57,339

Earnings per share:
Basic:
As reported	$0.62	$0.57	$1.23	$1.12
Pro forma	$0.56	$0.52	$1.09	$1.05
Diluted:
As reported	$0.61	$0.56	$1.20	$1.10
Pro forma	$0.54	$0.51	$1.06	$1.02

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

MARCH 31, 2004

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	17.25%	23.85%	26.68%	36.03%
Risk-free interest rate	3.89%	3.74%	3.89%	3.74%
Expected life of options (in years)	7.8	7.6	7.8	7.6

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

3. Included in “Receivables” in the accompanying consolidated balance sheets at March 31, 2004 and September 30, 2003 were $458.1 million and $398.0 million, respectively, of unbilled receivables, which represent amounts earned and reimbursable under contracts in progress at the respective balance sheet dates. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at March 31, 2004 and September 30, 2003 were contract retentions totaling $32.0 million and $26.9 million, respectively. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

Amounts due from the United States federal government included in “Receivables” in the accompanying consolidated balance sheets totaled $113.5 million and $131.8 million at March 31, 2004 and September 30, 2003, respectively.

In accordance with industry practice, we include in “Receivables” claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts included in “Receivables” in the accompanying consolidated balance sheets totaled $39.7 million and $35.4 million at March 31, 2004 and September 30, 2003, respectively. The increase in claims receivables was primarily due to the effect of foreign exchange rate fluctuations on the translation of the claims amounts into the U.S. dollar. Included in total claims receivables were $31.8 million and $25.2 million, at March 31, 2004 and September 30, 2003, respectively, that relate to one claim on a waste incineration project performed in Europe. The dispute involves proper waste feed, content of residues, final acceptance of, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking damages in excess of $54.6 million.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

MARCH 31, 2004

4. Property, equipment and improvements, net, are stated at cost in the accompanying consolidated balance sheets and consisted of the following (in thousands):

	March 31, 2004	September 30, 2003
Land	$8,223	$8,039
Buildings	58,394	59,654
Equipment	212,027	223,038
Leasehold improvements	33,105	29,362
Construction in progress	7,635	5,345

	319,384	325,438
Accumulated depreciation and amortization	(178,529)	(183,335)

	$140,855	$142,103

5. Other non-current assets in the accompanying consolidated balance sheets consisted of the following (in thousands):

	March 31, 2004	September 30, 2003
Cash surrender value of life insurance policies	$52,870	$49,614
Deferred tax asset	58,174	51,308
Investments	8,481	16,769
Prepaid pension costs	18,748	19,916
Notes receivable	8,024	7,956
Miscellaneous	12,902	16,939

	$159,199	$162,502

Investments declined by approximately $8.3 million primarily due to a $14.8 million minimum pension liability adjustment relating to the pension plan of a joint venture.

6. In August 2003, we entered into a new, five year $290.0 million unsecured revolving bank agreement with a syndicate of United States, Canadian and European banks, and terminated the then existing revolving credit facilities that had an aggregate borrowing capacity of $275.0 million. The terminated facilities that were replaced were scheduled to expire on January 11, 2004. The new facility expires in August 2008, and provides for unsecured borrowings at either fixed rates offered by the banks at the time of borrowing, or at variable rates based on the agent bank’s base rate, LIBOR or the latest federal funds rate. The agreement requires us to maintain certain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreements). The agreement also restricts the payment of cash dividends and requires the Company to pay a facility fee based on the total amount of the commitments. Amounts outstanding under the new facility totaled $19.0 million bearing interest of 2.8% at March 31, 2004, compared to $37.1 million bearing interest of 3.6% outstanding at March 31, 2003 under the terminated revolving credit facilities.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

MARCH 31, 2004

7. Accrued liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	March 31, 2004	September 30, 2003
Accrued payroll and related liabilities	$191,545	$172,197
Insurance liabilities	43,542	38,194
Project related accruals	28,711	30,524
Other	38,053	58,772

	$301,851	$299,687

8. Other deferred liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	March 31, 2004	September 30, 2003
Liabilities relating to defined benefit pension and early retirement plans	$112,973	$113,097
Liabilities relating to nonqualified deferred compensation arrangements	45,397	45,614
Deferred income taxes	24,212	24,512
Other	8,514	10,687

	$191,096	$193,910

9. When we are directly responsible for subcontract labor, or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during the second quarter and first half of fiscal 2004 and 2003 totaled $219.6 million and $501.9 million, and $377.2 million and $804.0 million, respectively.

10. The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Weighted average shares outstanding (denominator used to compute basic EPS)	55,995	54,940	55,932	54,868
Effect of employee and outside director stock options	1,348	1,251	1,417	1,141

Denominator used to compute diluted EPS	57,343	56,191	57,349	56,009

11. During the six months ended March 31, 2004 and 2003, the Company made cash payments of approximately $1.0 million and $2.1 million, respectively, for interest, and $29.3 million and $21.7 million, respectively, for income taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

MARCH 31, 2004

12. The Company adopted Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets (“SFAS 142”) in fiscal 2002. SFAS 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Instead, these assets must be tested for impairment using a fair value approach in accordance with SFAS 142. There has been no impairment of goodwill since adoption of SFAS 142.

13. As is common to the industry, we execute certain contracts jointly with third parties through partnerships and joint ventures. In general, such contracts fall within the scope of AICPA Statement of Position 81-1—Accounting for Performance of Construction Type and Certain Production Type Contracts (“SOP 81-1”). We therefore account for these investments in accordance with SOP 81-1 and Emerging Issues Task Force Issue 00-01 —Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.

Almost all of our joint ventures have no employees. Although the joint ventures own and hold the contracts with the clients, the services are performed by the Company with its partners or subcontractors under subcontracting agreements. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from the clients); and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services required by the client and which are provided under the subcontracts between the joint ventures and the partners) and other subcontractors. At any given time, the equity of our joint ventures represents the undistributed profits under the contracts with the clients. None of our joint ventures have third-party debt or credit facilities. The joint ventures are simply mechanisms used to deliver engineering and construction services to clients. They do not, in and of themselves, present any risk of loss to our partners or to us. Under accounting principles generally accepted in the United States, our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our consolidated financial statements.

In accordance with the provisions of FASB Interpretation No. 46—Consolidation of Variable Interest Entities (“FIN 46”), we have analyzed our joint ventures and have classified them into two groups: the first group consists of those variable interest entities (“VIEs”) of which we are the primary beneficiary; the second group consists of those VIEs of which we are not the primary beneficiary. We account for our investment in material VIEs of which we are the primary beneficiary in accordance with FIN 46.

At March 31, 2004, the total assets and liabilities of those VIEs of which we are the primary beneficiary were $108.5 million and $98.9 million, respectively. At March 31, 2004, the total assets and liabilities of those VIEs of which we are not the primary beneficiary were $25.9 million and $26.4 million, respectively.

We previously had a contractual relationship with a VIE acquired prior to fiscal 2003. This VIE owned real property in Houston, Texas which we lease for office space. During the fourth quarter of fiscal 2003, we completed a restructuring arrangement whereby the real property subject to the lease was sold to an unrelated third party that is not a VIE. The lease agreement that we entered into with the unrelated third party gives us the option to purchase the real property at the end of the lease term in 2011 for $49.0 million. We also have the right to request an extension of the lease, or we may assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term return payment obligation of $35.3 million. We have determined that the fair value of the end-of-term return payment obligation is zero at March 31, 2004.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

MARCH 31, 2004

14. At March 31, 2004, the Company had guaranteed certain financial liabilities, the majority of which relate to debt obligations of unconsolidated affiliates. The term of each of the guarantees is equal to the remaining term of the underlying debt, which ranges from three to twelve months. Payment by the Company would be required upon default by the unconsolidated affiliate. The maximum potential amount of future payments, which we could be required to make under these guarantees at March 31, 2004, is $7.5 million. We have determined that the aggregate fair value of these financial guarantees is zero at March 31, 2004.

15. The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Service cost	$1,343	$1,431	$2,642	$2,850
Interest cost	4,126	3,801	8,109	7,577
Expected return on plan assets	(4,413)	(4,368)	(8,680)	(8,707)
Amortization of prior service cost	5	5	10	10
Amortization of net loss	1,173	371	2,329	740

Net periodic benefit cost	$2,234	$1,240	$4,410	$2,470

We made cash contributions of $6.2 million to our defined benefit pension plans during the first half of fiscal 2004. We expect to make cash contributions of between $8.6 million and $9.2 million in fiscal 2004, including the cash contributions made in the first half of fiscal 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Certain statements in this report constitute “forward-looking statements”. These forward-looking statements represent management’s best judgment as to what may occur in the future. However, Jacobs’ actual outcome and results are subject to various risks, uncertainties and assumptions (“Future Factors”), and may differ materially from what is expressed. For a description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see the discussion under the section “Forward Looking Statements” included herein.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes. Readers should also refer to our audited consolidated financial statements and notes thereto, and Item 7 included in the Company’s 2003 Annual Report on Form 10-K.

Executive Summary

Our operating results for the first half of fiscal 2004 reflected normal growth in earnings. Although revenues for the second quarter and first half of fiscal 2004 were 6.5% and 6.7% lower as compared to the same periods in fiscal 2003, the decreases were attributable primarily to lower levels of pass-through costs recognized through our books. When we are responsible for subcontract labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. Since pass-through costs (which are incurred primarily on projects requiring field services) typically do not have significant margins, we can experience a decline in revenues without experiencing a corresponding significant decline in our gross margins (defined as revenues less direct costs of contracts) and operating profit margins (defined as gross margins less selling, general and administrative (“SG&A”) expenses).

This shift in our business mix to increased revenues from technical professional services resulted in better gross and operating profit margins. Gross profit margins increased by 5.7% and 6.5%, respectively, during the second quarter and first half of fiscal 2004, compared to the same periods in fiscal 2003. Operating profit margins increased by 8.8% and 10.3%, respectively, during the second quarter and first half of fiscal 2004, compared to the same periods in fiscal 2003. As a percentage of revenues, gross margins and operating profit margins increased to 14.9% and 4.7%, respectively, in the second quarter of fiscal 2004 compared to 13.2% and 4.0%, respectively, in the same quarter last year, and to 14.6% and 4.7%, respectively, in the first half of fiscal 2004, compared to 12.8% and 3.9%, respectively, in the first half of fiscal 2003.

Our backlog continued to grow during the second quarter of fiscal 2004. Backlog at March 31, 2004 increased by $546.5 million to $7.2 billion as compared to the March 31, 2003 backlog amount. Since many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. The growth in backlog during the current fiscal quarter was due primarily to new awards from clients in the oil & gas and refining industries, combined with new United States federal program awards. We continue to see interest in new projects and inquiries from our clients in the oil & gas and refining, pharmaceuticals and biotechnology, federal programs, and buildings industry groups and markets.

Our cash balances also continued to increase. Cash and cash equivalents totaled $172.0 million at March 31, 2004 compared to $126.2 million at September 30, 2003, and $76.9 million at March 31, 2003. Our cash balances, combined with a borrowing capacity of $290.0 million under our long-term revolving credit facility, present sufficient capital resources for us to complete one or more strategic acquisitions. Strategic acquisitions have been and will continue to be an integral part of maintaining our long-term growth.

Additions to property and equipment totaled $15.6 million during the first half of fiscal 2004, an amount that was not significantly different from what we spent on capital expenditures during the comparable period last year. No major capital expenditure programs are planned.

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

In accordance with Statement of Financial Accounting Standards No. 5—Accounting for Contingencies, we record in our consolidated balance sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We rely on qualified actuaries to assist us in determining the level of reserves to establish for both insurance-related claims that are known and have been asserted against us as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

Testing Goodwill for Impairment—In accordance with Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets (“SFAS 142”), the amount of goodwill carried on our consolidated balance sheet is tested annually for possible impairment. In conducting the impairment test, we may apply, in accordance with the provisions of SFAS 142, various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Since the adoption of SFAS 142 in fiscal 2002, we have not recorded any impairment loss associated with goodwill.

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

The scope of services we provide our clients, therefore, ranges from consulting and conceptual design services (which are often required by clients in the very early stages of a project) to complete, single-responsibility, design-build-operate contracts.

The following tables set forth our revenues by type of service for the second quarter and first half of fiscal 2004 and 2003 (in thousands):

Three months ended March 31:

	2004	2003	% Change
Project Services	$510,213	$486,741	4.8%
Construction	470,317	538,933	(12.7)%
Operations and Maintenance	80,016	120,806	(33.8)%
Process, Scientific and Systems Consulting	63,338	56,126	12.8%

	$1,123,884	$1,202,606	(6.5)%

Six months ended March 31:

	2004	2003	% Change
Project Services	$1,017,157	$956,498	6.3%
Construction	924,127	1,119,093	(17.4)%
Operations and Maintenance	195,373	234,960	(16.8)%
Process, Scientific and Systems Consulting	122,356	110,735	10.5%

	$2,259,013	$2,421,286	(6.7)%

We focus our services on certain industry groups and markets that we believe have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for the second quarter and first half of fiscal 2004 and 2003 (in thousands):

Three months ended March 31:

	2004	2003	% Change
Oil & Gas and Refining	$287,314	$284,194	1.1%
Federal Programs	257,051	249,262	3.1%
Pharmaceuticals and Biotechnology	195,161	182,788	6.8%
Chemicals and Polymers	139,020	143,600	(3.2)%
Buildings	78,554	96,291	(18.4)%
Infrastructure	75,183	85,548	(12.1)%
Technology and Manufacturing	59,459	124,236	(52.1)%
Pulp and Paper	10,185	15,781	(35.5)%
Other	21,957	20,906	5.0%

	$1,123,884	$1,202,606	(6.5)%

Six months ended March 31:

	2004	2003	% Change
Oil & Gas and Refining	$582,458	$593,421	(1.8)%
Federal Programs	531,879	519,629	2.4%
Pharmaceuticals and Biotechnology	369,149	359,651	2.6%
Chemicals and Polymers	284,345	287,615	(1.1)%
Buildings	168,265	182,035	(7.6)%
Infrastructure	144,153	156,810	(8.1)%
Technology and Manufacturing	116,356	248,441	(53.2)%
Pulp and Paper	21,634	29,959	(27.8)%
Other	40,774	43,725	(6.7)%

	$2,259,013	$2,421,286	(6.7)%

“Other” includes projects for clients operating in a number of industries including food and consumer products, and basic resources (such as mining, minerals and fertilizers).

We recorded net earnings of $34.8 million, or $0.61 per diluted share for the second quarter of fiscal 2004, compared to net earnings of $31.5 million, or $0.56 per diluted share for the second quarter of fiscal 2003. For the first half of fiscal 2004, we recorded net earnings of $68.6 million, or $1.20 per diluted share, compared to net earnings of $61.6 million, or $1.10 per diluted share, for the same period in fiscal 2003.

Total revenues for the second quarter ended March 31, 2004 decreased by $78.7 million, or 6.5%, to $1.1 billion compared to $1.2 billion for the same period in fiscal 2003. Total revenues also decreased on a year-to-date basis by $162.3 million, or 6.7%, to $2.3 billion in the current period, compared to $2.4 billion in the prior fiscal period. The decreases in revenues during the current fiscal quarter and year-to-date periods compared to the same periods last year were primarily attributable to declines in pass-through costs. The amount of pass-through costs included in revenues during the second quarter and first half of fiscal 2004 totaled $219.6 million and $501.9 million, respectively, compared to $377.2 million and $804.0 million, respectively, during the second quarter and first half of fiscal 2003. The level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services as well as on the normal winding down of field services activities on construction and O&M projects. See Note 9 of the Notes to Consolidated Financial Statements for a discussion of pass-through costs.

As a percentage of revenues, direct costs of contracts were 85.1% and 85.4%, respectively, for the three and six months ended March 31, 2004, compared to 86.8% and 87.2% for the same periods in fiscal 2003. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. The improvement in the percentage relationship between direct costs of contracts and revenues during the current fiscal quarter and year-to-date periods compared to the same periods last year were due primarily to the reduction of pass-through costs as discussed above.

SG&A expenses for the quarter ended March 31, 2004 increased by $4.8 million, or 4.3%, to $115.1 million, compared to $110.3 million for the same period last year. For the first six months of fiscal 2004, SG&A expenses increased by $10.4 million, or 4.9%, to $225.0 million, compared to $214.6 million for the same period in fiscal 2003. The percentage increases in SG&A during the current fiscal periods compared to the same periods in the prior fiscal year are consistent with our historical spending trends, and relate to the growth in our technical professional services revenues. As a percentage of revenues, consolidated SG&A expenses increased to 10.2% and 10.0%, respectively, during the second quarter and first half of fiscal 2004, compared to 9.2% and 8.9%, respectively, during the same periods in fiscal 2003.

Despite a decrease in total revenues during the second quarter and first half of fiscal 2004, our operating profit increased by $4.3 million, or 8.8%, to $52.8 million, and by $9.8 million, or 10.3%, to $105.2 million, respectively, compared to $48.5 million and $95.4 million, respectively, during the same periods in fiscal 2003. As a percentage of revenues, operating profit increased to 4.7% in both the second quarter and first half of fiscal 2004, from 4.0% and 3.9%, respectively, in the comparable periods last year. The increase in our operating profit was due primarily to a shift in our business mix to increased revenues from technical professional services, which typically generate higher margins than field services.

Interest expense remained relatively unchanged at $0.8 million in the second quarter of fiscal 2004, compared to the second quarter of fiscal 2003. During the six months ended March 31, 2004, interest expense decreased by $0.4 million, or 21.7%, to $1.6 million, compared to interest expense of $2.0 million for the same period last year, due to significantly reduced borrowing levels. On a sequential basis, interest expense during the second quarter of fiscal 2004 decreased by 7.4% compared to the first quarter of fiscal 2004. In August 2003 we entered into a new, five year $290.0 million unsecured revolving bank credit agreement and terminated the existing revolving credit facilities that had an aggregate borrowing capacity of $275.0 million. Amounts outstanding under this facility totaled $19.0 million bearing interest of 2.8% at March 31, 2004, compared to $37.1 million bearing interest of 3.6% outstanding at March 31, 2003 under the terminated revolving credit facilities. See Note 6 of the Notes to Consolidated Financial Statements for additional information on our borrowings.

Backlog Information

The following table summarizes our total backlog at March 31, 2004 and 2003 (in millions):

	2004	2003
Technical professional services	$3,614.0	$3,239.0
Total	7,223.7	6,677.2

Our backlog at March 31, 2004 increased by $546.5 million, or 8.2%, to $7.2 billion, compared to $6.7 billion at March 31, 2003, primarily attributable to new awards from clients in the oil & gas and refining industries, combined with new United States federal program awards.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. At March 31, 2004, our principal source of liquidity consisted of $172.0 million of cash and cash equivalents, and a five-year $290.0 million revolving credit facility as discussed above.

During the first half of fiscal 2004, our cash and cash equivalents increased by $45.8 million, to $172.0 million. This compares to a net increase of $28.4 million, to $76.9 million during the first half of fiscal 2003. During the first half of fiscal 2004, we experienced net cash inflows from operating and financing activities of $51.8 million and $13.0 million, respectively. These inflows were offset by net cash outflows from investing activities, and the effect on cash of exchange rate changes, of $18.5 million and $0.5 million, respectively.

Our operations provided net cash of $51.8 million during the six months ended March 31, 2004. This compares to net cash inflows of $80.3 million during the comparable period in fiscal 2003. The $28.5 million decrease in cash provided by operations during the current fiscal period as compared to last year was due primarily to a decrease in inflows of $40.0 million relating to the timing of cash receipts and payments within our working capital accounts, partially offset by increases in net earnings and deferred income taxes of $7.0 million and $2.4 million, respectively, and a decrease of $2.4 million in gains on sales of assets.

We used $18.5 million of cash for investing activities during the first half of fiscal 2004. This compares to net cash outflows of $6.0 million during the same period in fiscal 2003. The net increase of $12.5 million in cash used for investing activities during the current fiscal period as compared to last year was due primarily to a net increase in other non-current assets of $10.3 million, and a decrease of $3.1 million in proceeds from sales of investments. These outflows were partially offset by a decrease of $1.2 million in purchases of investments.

Our financing activities provided net cash of $13.0 million during the first half of fiscal 2004. This compares to net cash outflows of $46.1 million during the first half of fiscal 2003. The $59.1 million net increase in cash provided by financing activities during the current fiscal period as compared to last year was due primarily to a decrease of $58.7 million in repayments of long-term borrowings and a net increase of $44.7 million in short-term borrowings. These outflows were partially offset by a decrease in proceeds from long-term borrowings of $44.3 million. Our total borrowing activity for the first half of fiscal 2004 resulted in net borrowings of $0.5 million, compared to net repayments of $58.6 million for the first half of fiscal 2003.

We believe we have adequate liquidity and capital resources to fund our operations and service our debt for the foreseeable future. We had $172.0 million in cash and cash equivalents at March 31, 2004, compared to $126.2 million at September 30, 2003, and $76.9 million a year ago. Our consolidated working capital position at March 31, 2004 was $450.9 million, compared to $358.7 million at September 30, 2003, and $249.0 million a year ago. As discussed above, we signed a new, five-year $290.0 million unsecured revolving bank credit agreement, which replaced the terminated revolving credit facilities that had an aggregate borrowing capacity of $275.0 million. Management believes that the capacity, terms and conditions of the new facility will be sufficient for the Company’s working capital and general business requirements. We also have $46.1 million available through committed short-term credit facilities. At March 31, 2004, $0.9 million and $19.0 million were outstanding in the form of direct borrowings under the $46.1 million and $290.0 million credit facilities, respectively.

Under our stock repurchase program, we are authorized by our Board of Directors to buy-back up to 6.0 million shares of the common stock of the Company in the open market. Repurchases of common stock are financed from available cash balances and existing credit facilities. From inception of the program through September 30, 2002, we have repurchased a total of 3,732,400 shares of common stock in the open market at a total cost of $59.0 million. No shares of common stock were repurchased since fiscal 2002. Substantially all shares of common stock held in treasury were eventually reissued for our employee stock purchase and incentive stock plans.

Forward-Looking Statements

Statements included in this Management’s Discussion and Analysis that are not based on historical facts are “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current estimates, expectations and projections about the issues discussed, the industries in which our clients operate and the services we provides. By their nature, such forward-looking statements involve risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance in connection with any discussion of future operating or financial performance. We caution the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements including the following:

•	Increase in competition by United States and international competitors;

•	Changes in global business, economic, political and social conditions;

•	Availability of qualified engineers, architects, designers and other home-office staff needed to execute contracts;

•	Availability of qualified craft personnel in the geographic areas where our construction and maintenance sites are located;

•	The timing of new awards and the funding of such awards;

•	Cancellations of, or changes in the scope to, existing contracts;

•	Our ability to meet performance or schedule guarantees;

•	Cost overruns on fixed-price, guaranteed maximum price, or unit priced contracts;

•	The possible effects of inflation on margins available on fixed-price contracts;

•	The effects that fluctuating exchange rates may have on the U.S. dollar results of our international operations;

•	The outcome of pending and future claims, litigation, and any government audits, investigations or proceedings;

•	The cyclical nature of the individual markets in which our clients operate; and

•	Delays or defaults by clients in making payments due under contracts.

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

Interest Rate Risk

Our only source for long-term credit is a $290.0 million revolving credit facility. The total amount outstanding under this facility at March 31, 2004 was $19.0 million. This agreement expires in August of 2008, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 10, 2004, in connection with an ongoing federal investigation into the award of a contract for the expansion of McCormick Place in Chicago, Illinois, we received a letter from the United States Attorney for the Northern District of Illinois which stated for the first time that the Company was a subject of the investigation. The Company has been cooperating with the investigation and intends to continue to do so. Also in March 2004, two former employees of the Company subsidiary that won the contract under scrutiny pleaded guilty to lying to investigators and agreed to cooperate in the investigation. No other employee has been charged with any wrongdoing. It is the opinion of its outside counsel that the Company did not, and based on its own investigation of the circumstances of the contract award the Company continues to believe that it did not, violate any Illinois or federal laws. The Company believes that the outcome of the investigation should not have a material adverse effect on its financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s 2004 Annual Meeting of Shareholders was held at its headquarters on February 10, 2004, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated January 5, 2004, copies of which have been filed with the Commission pursuant to Regulation 14A.

There were two matters voted upon by the stockholders at the Annual Meeting. Those matters were:

1.	To elect five directors to hold office until the 2007 annual meeting; and,

2.	To approve the appointment of Ernst & Young LLP as independent auditors for the year ending September 30, 2004.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

		Votes For	Votes Against or Withheld	Abstentions	Broker Non-votes
1.	Election of Directors:
	Robert C. Davidson, Jr.	48,678,881	1,131,879	-0-	-0-
	Edward V. Fritzky	49,406,997	403,763	-0-	-0-
	Robert B. Gwyn	49,438,419	372,341	-0-	-0-
	Linda K. Jacobs	48,926,106	884,654	-0-	-0-
	Benjamin F. Montoya	49,434,732	376,028	-0-	-0-
2.	Ratification of the Appointment of Ernst & Young LLP as independent auditors	48,469,704	1,289,526	51,530	-0-

The Directors who did not stand for election at the Annual Meeting and whose terms of office continued after the Annual Meeting were: Drs. Joseph J. Jacobs and Dale R. Laurance; Messrs. Joseph R. Bronson, Craig L. Martin, Thomas M.T. Niles, David M. Petrone and Noel G. Watson; and, Ms. Linda Fayne Levinson.

Item 5. Other Information.

None.

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

(b) Reports on Form 8-K

On January 23, 2004, we furnished a Current Report on Form 8-K under Item 12 with the Securities and Exchange Commission attaching our press release dated January 21, 2004 announcing our earnings results for the first quarter of fiscal 2004 and providing earnings guidance for fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ JOHN W. PROSSER, JR.

John W. Prosser, Jr. Senior Vice President, Finance and Administration

Date: May 13, 2004