Form 10-Q
period 2004-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2004-08-13
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate by check-mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  Yes    ☐  No

Indicate by check-mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934).    ☒  Yes    ☐  No

Number of shares of common stock outstanding at August 12, 2004: 56,332,051

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2004 (Unaudited)	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$173,302	$126,155
Receivables	844,607	778,056
Deferred income taxes	57,170	57,395
Prepaid expenses and other	18,464	8,491

Total current assets	1,093,543	970,097

Property, Equipment and Improvements, Net	140,170	142,103

Other Non-current Assets:
Goodwill	390,291	395,808
Other	174,332	162,502

Total other non-current assets	564,623	558,310

	$1,798,336	$1,670,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,910	$467
Accounts payable	194,112	196,218
Accrued liabilities	318,789	299,687
Billings in excess of costs	89,788	98,309
Income taxes payable	15,285	16,733

Total current liabilities	619,884	611,414

Long-term Debt	24,994	17,806

Other Deferred Liabilities	190,804	193,910

Minority Interests	5,619	5,297

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 100,000,000 shares; 56,314,316 shares issued and outstanding at June 30, 2004; 55,836,135 shares issued and outstanding at September 30, 2003	56,314	55,836
Additional paid-in capital	161,564	143,973
Retained earnings	790,005	692,943
Accumulated other comprehensive loss	(48,575)	(48,318)

	959,308	844,434
Unearned compensation	(2,273)	(2,351)

Total stockholders’ equity	957,035	842,083

	$1,798,336	$1,670,510

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Revenues	$1,119,536	$1,131,105	$3,378,549	$3,552,391
Costs and Expenses:
Direct cost of contracts	(960,418)	(972,991)	(2,889,257)	(3,084,370)
Selling, general and administrative expenses	(112,487)	(107,564)	(337,458)	(322,114)

Operating Profit	46,631	50,550	151,834	145,907
Other Income (Expense):
Interest income	573	393	2,117	783
Interest expense	(649)	(557)	(2,221)	(2,565)
Miscellaneous income (expense), net	(509)	168	(184)	1,229

Total other income (expense)	(585)	4	(288)	(553)

Earnings Before Taxes	46,046	50,554	151,546	145,354
Income Tax Expense	(16,116)	(17,694)	(53,041)	(50,874)

Net Earnings	$29,930	$32,860	$98,505	$94,480

Net Earnings Per Share:
Basic	$0.53	$0.59	$1.76	$1.72
Diluted	$0.52	$0.58	$1.72	$1.68

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Net Earnings	$29,930	$32,860	$98,505	$94,480

Other Comprehensive Income:
Unrealized holding losses on securities	—	109	(71)	91
Less – reclassification adjustment for gains realized in net earnings	—	(472)	(117)	(2,421)

Unrealized losses on securities, net	—	(363)	(188)	(2,330)
Foreign currency translation adjustment	(504)	4,599	9,458	11,757
Minimum pension liability adjustment	—	—	(14,761)	—

Other comprehensive income (loss) before taxes	(504)	4,236	(5,491)	9,427
Income tax benefit	—	137	5,234	865

Net other comprehensive income (loss)	(504)	4,373	(257)	10,292

Net Comprehensive Income	$29,426	$37,233	$98,248	$104,772

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net earnings	$98,505	$94,480
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	25,442	26,669
Net gains on sales of assets	(125)	(2,945)
Changes in certain assets and liabilities:
Receivables	(37,521)	91,652
Prepaid expenses and other current assets	(9,529)	5,360
Accounts payable	(9,717)	(73,288)
Accrued liabilities	13,129	10,419
Billings in excess of costs	(13,403)	(48,113)
Income taxes payable	672	11,291
Deferred income taxes	(1,431)	230
Other, net	584	650

Net cash flows from operating activities	66,606	116,405

Cash Flows from Investing Activities:
Additions to property and equipment	(24,596)	(20,792)
Disposals of property and equipment	3,155	3,227
Proceeds from sales of investments	221	11,501
Purchases of investments	(12,606)	(3,233)
Net (increase) decrease in other, non-current assets	(11,161)	3,267

Net cash flows from investing activities	(44,987)	(6,030)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	182,151	164,354
Repayments of long-term borrowings	(176,320)	(178,629)
Net change in short-term borrowings	1,420	(51,627)
Proceeds from issuances of common stock	15,068	15,048
Changes in other deferred liabilities, net	1,327	(2,421)

Net cash flows from financing activities	23,646	(53,275)

Effect of Exchange Rate Changes	1,882	4,410

Net Increase in Cash and Cash Equivalents	47,147	61,510
Cash and Cash Equivalents at the Beginning of the Period	126,155	48,469

Cash and Cash Equivalents at the End of the Period	$173,302	$109,979

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2004

Basis of Presentation

Unless the context otherwise requires, all references herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors, and references to the “Company,” “we,” “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of our consolidated financial position at June 30, 2004 and September 30, 2003; our consolidated results of operations for the three and nine months ended June 30, 2004 and 2003; our consolidated comprehensive income for the three and nine months ended June 30, 2004 and 2003; and our consolidated cash flows for the nine months ended June 30, 2004 and 2003.

Our interim results of operations are not necessarily indicative of the results to be expected for the full year.

Stock-Based Compensation

We account for stock-based employee compensation plans using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25—Accounting for Stock Issued to Employees (“APB 25”). Accordingly, compensation cost is measured based on the excess, if any, of the market price of the Company’s common stock over the exercise price of a stock option, determined on the date the option is granted.

In accordance with Statement of Financial Accounting Standards No. 123—Accounting for Stock-Based Compensation (“SFAS 123”) and Statement of Financial Accounting Standards No. 148—Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), we compute a pro forma option expense amount using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly-traded options that have no vesting restrictions and are fully transferable. Because our employee stock option and stock purchase plans have characteristics that differ significantly from those of traded options, management of the Company cautions the readers of these financial statements that the results of applying the Black-Scholes model are not necessarily a reliable measure of the fair value of the stock options granted to employees.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2004

(continued)

In accordance with SFAS 148, we present the following table to illustrate the effects on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended (in thousands, except per share data):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Net earnings, as reported	$29,930	$32,860	$98,505	$94,480
Stock compensation expense, net of tax	3,687	3,522	11,317	10,563

Pro forma net earnings	$26,243	$29,338	$87,188	$83,917

Earnings per share:
Basic:
As reported	$0.53	$0.59	$1.76	$1.72
Pro forma	$0.47	$0.53	$1.56	$1.53

Diluted:
As reported	$0.52	$0.58	$1.72	$1.68
Pro forma	$0.46	$0.52	$1.52	$1.49

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	31%	29%	31%	34%
Risk-free interest rate	4.36%	3.11%	4.36%	3.11%
Expected life of options (in years)	7.7	7.9	7.7	7.9

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2004

(continued)

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at June 30, 2004 and September 30, 2003 were $455.1 million and $398.0 million, respectively, of unbilled receivables, which represent amounts earned and reimbursable under contracts in progress at the respective balance sheet dates. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at June 30, 2004 and September 30, 2003 were contract retentions totaling $38.8 million and $26.9 million, respectively. In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $38.8 million and $35.4 million at June 30, 2004 and September 30, 2003, respectively, of which approximately $32.2 million and $25.2 million, respectively, pertain to one claim on a waste incineration project performed in Europe. The claim relates to a dispute involving proper waste feed, content of residues, final acceptance of, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking damages in excess of €43.4 million (approximately $52.1 million at June 30, 2004). Other than costs relating to this claim, we anticipate that a substantial portion of our unbilled receivables will be billed and collected over the next twelve months.

Amounts due from the United States federal government totaled $140.5 million and $131.8 million at June 30, 2004 and September 30, 2003, respectively.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	June 30, 2004	September 30, 2003
Land	$8,046	$8,039
Buildings	59,808	59,654
Equipment	206,705	223,038
Leasehold improvements	33,543	29,362
Construction in progress	7,188	5,345

	315,290	325,438
Accumulated depreciation and amortization	(175,120)	(183,335)

	$140,170	$142,103

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2004

(continued)

Other Non-current Assets

Other non-current assets in the accompanying consolidated balance sheets consisted of the following (in thousands):

	June 30, 2004	September 30, 2003
Cash surrender value of life insurance policies	$54,015	$49,614
Deferred tax asset	58,173	51,308
Investments	19,030	16,769
Prepaid pension costs	20,814	19,916
Notes receivable	7,939	7,956
Miscellaneous	14,361	16,939

	$174,332	$162,502

In June 2004, we acquired a 34% interest in Neste Engineering Oy (“Neste”). Headquartered in Finland, Neste is a subsidiary of Fortum Oil Oy (“Fortum”) and provides a broad range of design, engineering, procurement, and construction management services for projects involving primarily refining, petrochemicals, and chemicals processes. Under the terms of the share purchase agreement, we may acquire an additional 32% of the equity of Neste in the future; alternatively, we may, within two years following the initial investment, sell back to Fortum our existing 34% interest in Neste.

We adopted Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets (“SFAS 142”) in fiscal 2002. SFAS 142 eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Instead, these assets must be tested for impairment using a fair value approach in accordance with SFAS 142. There has been no impairment of goodwill since adoption of SFAS 142.

Accrued Liabilities

Accrued liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	June 30, 2004	September 30, 2003
Accrued payroll and related liabilities	$187,564	$172,197
Insurance liabilities	44,827	38,194
Project related accruals	28,183	30,524
Other	58,215	58,772

	$318,789	$299,687

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2004

(continued)

Other Deferred Liabilities

Other deferred liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	June 30, 2004	September 30, 2003
Liabilities relating to defined benefit pension and early retirement plans	$112,920	$113,097
Liabilities relating to nonqualified deferred compensation arrangements	45,095	45,614
Deferred income taxes	24,259	24,512
Other	8,530	10,687

	$190,804	$193,910

Revenue Accounting for Contracts / Accounting for Joint Ventures

When we are directly responsible for subcontract labor, or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during the third quarter and first nine months of fiscal 2004 and 2003 totaled $300.3 million and $802.2 million, and $315.3 million and $1,141.3 million, respectively.

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures. In general, such contracts fall within the scope of AICPA Statement of Position 81-1—Accounting for Performance of Construction Type and Certain Production Type Contracts (“SOP 81-1”). We therefore account for these investments in accordance with SOP 81-1 and Emerging Issues Task Force Issue 00-01—Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures. Accordingly, for certain of these contracts (i.e., where we have an undivided interest in the assets and liabilities of the joint venture), we recognize our proportionate share of joint venture revenues, costs and operating profit in our consolidated statement of earnings. For other investments in engineering and construction joint ventures, we use the equity method of accounting.

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our partners, or by subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from the clients); and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned under the contracts with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. They do not, in and of themselves, present any risk of loss to us or to our partners. Under accounting principles generally accepted in the United States, our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2004

(continued)

In accordance with the provisions of FASB Interpretation No. 46R—Consolidation of Variable Interest Entities (“FIN 46”), we have analyzed our joint ventures and have classified them into two groups: the first group consists of those variable interest entities (“VIEs”) of which we are the primary beneficiary; the second group consists of those VIEs of which we are not the primary beneficiary. We account for our investment in material VIEs of which we are the primary beneficiary in accordance with FIN 46.

At June 30, 2004, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $112.5 million and $95.3 million, respectively. At June 30, 2004, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $22.0 million and $25.7 million, respectively.

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Service cost	$1,328	$1,446	$3,969	$4,296
Interest cost	4,076	3,834	12,185	11,410
Expected return on plan assets	(4,362)	(4,405)	(13,042)	(13,111)
Amortization of unrecognized items	1,172	381	3,511	1,130

Net periodic benefit cost	$2,214	$1,256	$6,623	$3,725

During the nine months ended June 30, 2004, we made cash contributions of approximately $7.6 million to our plans, and we expect to make an additional $1.4 million in cash contributions in the fourth quarter of fiscal 2004.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Weighted average shares outstanding (denominator used to compute basic EPS)	56,274	55,334	56,037	55,013
Effect of employee and outside director stock options	1,281	1,309	1,377	1,198

Denominator used to compute diluted EPS	57,555	56,643	57,414	56,211

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2004

(continued)

Certain Cash Flow Information

During the nine months ended June 30, 2004 and 2003, we made cash payments of approximately $1.6 million and $2.7 million, respectively, for interest, and $53.8 million and $40.1 million, respectively, for income taxes.

Accounting for and Disclosure of Guarantees

Prior to this fiscal year, we leased certain real property located in Houston, Texas (property consisting of office space which we use in our operations) from a VIE. During the fourth quarter of fiscal 2003, the VIE sold the property to an unrelated third party that is not a VIE. Our lease agreement with the new owner of the property gives us the option to purchase the real property at the end of the lease term in 2011 for $49.0 million. We also have the right to request an extension of the lease, or we may assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term return payment obligation of $35.3 million.

At June 30, 2004, we had guaranteed the repayment of the amounts outstanding under the credit facilities of two unconsolidated affiliates. The term of each of the guarantees is equal to the remaining term of the underlying facility. The longer of the two terms extends through March 2005. Generally, we may be required to make payment under these guarantees in the event the primary obligors default on their obligations. The maximum potential amount of future payments which we could be required to make under these guarantees at June 30, 2004 is $7.5 million.

We have determined that the aggregate fair value of the aforementioned financial guarantees is not significant at June 30, 2004.

Subsequent Event

In August 2004, we completed the acquisition of all of the issued and outstanding ordinary shares of the Babtie Group Ltd. (“Babtie”). Headquartered in Scotland, Babtie provides a wide range of detailed design, engineering, procurement and construction management services to governmental and commercial customers located primarily throughout the U.K., Southeast Asia, and India.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Certain statements and information contained in this report are forward-looking in nature. All statements in this report, other than statements of historical fact are forward-looking statements. These forward-looking statements represent management’s best judgment as to what may occur in the future. However, actual outcomes and results are subject to various risks, uncertainties and assumptions (“Future Factors”), and may differ materially from what is expressed. For a description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see the discussion under the section “Forward Looking Statements” included herein.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes. Readers should also refer to our audited consolidated financial statements and notes thereto, and Item 7 included in the Company’s 2003 Annual Report on Form 10-K, and the Quarterly Reports on Form 10-Q for the periods ended December 31, 2003 and March 31, 2004 (including in each case Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein).

Overview

Our operating results for the first nine months of fiscal 2004 reflected growth in earnings below management’s expectations. During the third quarter of fiscal 2004, we had several projects where our work was either suspended or delayed, and one project that was cancelled entirely. Although changes in the timing of when work required by large projects commences is not unusual, the magnitude of the delays and cancellation that occurred during the third quarter of fiscal 2004 had a significant impact on our results of operations for the quarter. These delays and cancellations contributed to a slow-down of revenues during the third quarter of fiscal 2004, and resulted in our inability to absorb the increase in selling, general and administrative (“SG&A”) expenses. Also contributing to the decrease in revenues during both the third quarter and first nine months of fiscal 2004 as compared to the same periods last year is a decline in pass-through costs. When we are responsible for subcontract labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. Since pass-through costs (which are incurred primarily on projects requiring field services) typically do not have significant margins, we can experience a decline in revenues without experiencing a corresponding significant decline in our gross margins (defined as revenues less direct costs of contracts) and operating profit (defined as gross margins less SG&A expenses).

The decline in pass-through costs was the chief reason for the improved gross margins and operating profit for the nine months ended June 30, 2004 as compared to the corresponding period last year. Gross margins increased by 4.5% during the first nine months of fiscal 2004 as compared to the same period last year. Operating profit increased by 4.1% during the first nine months of fiscal 2004 as compared to the same period last year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Because (i) the entire value of contracts is added to backlog as soon as the contracts are awarded to us (rather than adding the contracts to backlog gradually over time), and (ii) many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. Our backlog increased $513.6 million, or 7.9%, to $7.0 billion from $6.5 billion at June 30, 2003. The increase was attributable primarily to new awards from clients in the oil & gas and refining industries; U.S. federal programs; and infrastructure. As compared to backlog at March 31, 2004, backlog at June 30, 2004 declined $201.1 million, or 2.8%. Backlog at June 30, 2004 reflects the project cancellation discussed above. In addition, approximately $150.0 million of procurement backlog was removed during the quarter, as well as approximately $160.0 million of backlog relating to public sector work when it was determined that we would not receive the full value of the scheduled work.

Our cash balances also continued to increase. Cash and cash equivalents totaled $173.3 million at June 30, 2004 compared to $126.2 million at September 30, 2003, and $110.0 million at June 30, 2003. Our cash balances, combined with a borrowing capacity of $290.0 million under our long-term, unsecured revolving credit facility, present sufficient capital resources for us to fund our on-going operations and complete the acquisition of Babtie. Strategic acquisitions have been and will continue to be an integral part of maintaining our long-term growth.

Additions to property and equipment totaled $24.6 million during the first nine months of fiscal 2004, an amount that was not significantly different from what we spent on capital expenditures during the comparable period last year. No major capital expenditure programs are planned.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K. The discussion below describes those accounting policies most critical to the preparation of our consolidated financial statements.

Revenue Accounting for Contracts

In accounting for long-term, engineering and construction-type contracts, we follow the provisions of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contracts, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

As is common in the industry, we execute certain contracts jointly with third parties through various forms of joint ventures. For certain of these contracts (i.e., where we have an undivided interest in the assets and liabilities of the venture), we recognize our proportionate share of joint venture revenues, costs and operating profit in our consolidated statement of earnings. For other investments in engineering and construction joint ventures, we use the equity method of accounting.

Accounting for Stock Issued to Employees

We account for stock-based employee compensation plans using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees (“APB 25”). Accordingly, compensation cost is measured based on the excess, if any, of the market price of the Company’s common stock over the exercise price of a stock option, determined on the date the option is granted.

In accordance with current accounting standards, we compute a pro forma expense amount for the stock options issued and we disclose this pro forma expense amount in the notes to our consolidated financial statements. We use the Black-Scholes option pricing model to compute the pro forma expense amount. The Black-Scholes model, however, was developed for use in estimating the value of publicly-traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the use of assumptions in order to compute the fair value of an option. Changes in these assumptions can cause drastically different values being assigned to a stock option. Accordingly, we caution the readers of our financial statements that the results of applying the Black-Scholes model are not necessarily a reliable measure of the fair value of stock options granted to employees.

Insurance Matters, Litigation, Claims, and Contingencies

In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and plant performance. Most of the litigation in which we are concerned involves the Company as a defendant in workers’ compensation, personal injury, environmental, environmental exposure, professional liability, and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

In addition, as a contractor for various agencies of the United States government, we are subject to many levels of audits, investigations and claims by, or on behalf of, the government with respect to contract performance, pricing, costs, cost allocations, and procurement practices. Also, our income, franchise and similar tax returns and filings are subject to audit and investigation by the Internal Revenue Service, most states in the United States, as well as by various government agencies representing jurisdictions outside the United States in which we operate.

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

Testing Goodwill for Impairment

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

Operations Outside the United States

In general, our principal exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our foreign subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. We follow the provisions of Statement of Financial Accounting Standards No. 52—Foreign Currency Translation in preparing our consolidated financial statements.

We believe our exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because our various operations invoice clients and satisfy their financial obligations primarily in their respective local, functional currencies. In situations where our operations incur contract costs in currencies other than their functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

The following table sets forth our revenues by the types of services we provide to our clients for the third quarter and nine months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Project Services	$487,726	$482,711	$1,504,883	$1,439,209
Construction	431,332	484,098	1,355,459	1,603,191
Operations and Maintenance	138,921	107,722	334,294	342,682
Process, Scientific and Systems Consulting	61,557	56,574	183,913	167,309

	$1,119,536	$1,131,105	$3,378,549	$3,552,391

We provide our services to clients that operate in certain industry groups and markets. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for the three months and nine months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Oil & Gas, and Refining	$331,911	$252,334	$914,369	$845,755
Federal Programs	246,184	273,458	778,063	793,087
Pharmaceuticals and Biotechnology	175,518	155,181	544,667	514,832
Chemicals and Polymers	126,182	138,896	410,527	426,511
Buildings	86,424	94,448	254,689	276,483
Infrastructure	67,855	57,958	212,008	214,768
Technology and Manufacturing	45,809	125,860	162,165	374,301
Pulp and Paper	9,983	16,904	31,617	46,863
Other	29,670	16,066	70,444	59,791

	$1,119,536	$1,131,105	$3,378,549	$3,552,391

“Other” includes projects for clients operating in a number of industries including food and consumer products, and basic resources (such as mining, minerals and fertilizers).

We recorded net earnings of $29.9 million, or $0.52 per diluted share for the third quarter of fiscal 2004, compared to net earnings of $32.9 million, or $0.58 per diluted share for the third quarter of fiscal 2003. For the nine months ended June 30, 2004, we recorded net earnings of $98.5 million, or $1.72 per diluted share, compared to net earnings of $94.5 million, or $1.68 per diluted share, for the same period in fiscal 2003.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Total revenues for the third quarter ended June 30, 2004 were essentially unchanged as compared to the same period in fiscal 2003. For the nine months ended June 30, 2004, total revenues decreased $173.8 million, or 4.9%, to $3.4 billion, compared to $3.6 billion for the same period in fiscal 2003. The decrease in revenues during the first nine months of fiscal 2004 as compared to the same period last year was primarily attributable to the decline in pass-through costs. The amount of pass-through costs included in revenues during the third quarter and first nine months of fiscal 2004 totaled $300.3 million and $802.2 million, respectively, compared to $315.3 million and $1,141.3 million, respectively, during the third quarter and first nine months of fiscal 2003. The level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services, as well as on the normal, winding down of field services activities on construction and O&M projects. Please refer to the note to the consolidated financial statements titled “Revenue Accounting for Contracts / Accounting for Joint Ventures” for a discussion of the accounting for pass-through costs.

As a percentage of revenues, direct costs of contracts were 85.8% and 85.5%, respectively, for the three and nine months ended June 30, 2004, compared to 86.0% and 86.8% for the same periods in fiscal 2003. The percentage relationship between direct costs of contracts and revenues fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. The improvement in the percentage relationship between direct costs of contracts and revenues during the current fiscal quarter and year-to-date periods compared to the same periods last year were due primarily to the reduction of pass-through costs as discussed above.

SG&A expenses for the quarter ended June 30, 2004 increased by $4.9 million, or 4.6%, to $112.5 million, compared to $107.6 million for the same period last year. For the first nine months of fiscal 2004, SG&A expenses increased by $15.3 million, or 4.8%, to $337.5 million, compared to $322.1 million for the same period last year. Because the larger components of our SG&A expenses relate to labor and facilities costs, a portion of the increases in SG&A expenses is attributable to routine salary adjustments and scheduled rent increases relating to the buildings and offices we occupy. As a percentage of revenues, consolidated SG&A expenses increased to 10.0% for both the third quarter and first nine months of fiscal 2004, compared to 9.5% for the third quarter of fiscal 2003, and 9.1% for the first nine months of fiscal 2003.

Our operating profit decreased $3.9 million, or 7.8%, to $46.6 million during the third quarter of fiscal 2004 from $50.6 million during the same period last year. As a percentage of revenues, operating profit decreased to 4.2% during the third quarter of fiscal 2004 from 4.5% during the same period last year. The decrease in operating profit during the third quarter of fiscal 2004 as compared to the same period last year was due primarily to a slow-down of revenues during the quarter, resulting in our inability to absorb the increase in SG&A expenses. During the third quarter of fiscal 2004, we had several projects where our work was either suspended or delayed, and one project that was cancelled entirely. During the nine months ended June 30, 2004, operating profit increased $5.9 million, or 4.1%, to $151.8 million from $145.9 million during the same period last year. As a percentage of revenues, operating profit during the first nine months of fiscal 2004 increased to 4.5% from 4.1% during the same period last year.

Interest expense remained relatively unchanged at $0.6 million for both the third quarter of fiscal 2004 and 2003. During the nine months ended June 30, 2004, interest expense

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

decreased by $0.3 million, or 13.4%, to $2.2 million, compared to interest expense of $2.6 million for the same period last year, due primarily to reduced borrowing levels. Amounts outstanding at June 30, 2004 under our long-term, unsecured $290.0 million revolving credit facility totaled $25.0 million bearing interest of 2.6%.

Backlog Information

The following table summarizes our backlog at June 30, 2004 and 2003 (in millions):

	2004	2003
Technical professional services	$3,648.1	$3,257.4
Total	7,022.6	6,509.0

Our backlog at June 30, 2004 increased by $513.6 million, or 7.9%, to $7.0 billion, compared to $6.5 billion at June 30, 2003. The increase was attributable primarily to new awards from clients in the oil & gas and refining industries; U.S. federal programs; and infrastructure. Backlog at June 30, 2004 reflects the project cancellation discussed above. In addition, approximately $150.0 million of procurement backlog was removed during the quarter, as well as approximately $160.0 million of backlog relating to public sector work when it was determined that we would not receive the full value of the scheduled work

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. At June 30, 2004, our principal source of liquidity consisted of $173.3 million of cash and cash equivalents, and $265.0 million of available capacity under our long-term, unsecured $290.0 million revolving credit facility.

During the first nine months of fiscal 2004, our cash and cash equivalents increased by $47.1 million, to $173.3 million. This compares to a net increase of $61.5 million, to $110.0 million during the same period last year. During the nine months ended June 30, 2004, we experienced net cash inflows from operating activities, financing activities, and the effect of exchange rate changes of $66.6 million, $23.6 million, and 1.9 million, respectively. These inflows were offset by net cash outflows from investing activities of $45.0 million.

Our operations provided net cash of $66.6 million during the first nine months of fiscal 2004. This compares to net cash inflows of $116.4 million during the same period last year. The $49.8 million decrease in cash provided by operations during the current fiscal period as compared to last year was due primarily to a decrease in inflows of $53.7 million relating to the timing of cash receipts and payments within our working capital accounts and $1.7 million of deferred income tax adjustments, partially offset by a $4.0 million increase in net earnings and a $2.8 million decrease in gains on sales of assets (the cash flows for which are shown elsewhere in our consolidated statements of cash flows).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We used $45.0 million of cash for investing activities during the first nine months of fiscal 2004. This compares to net cash outflows of $6.0 million during the same period in fiscal 2003. The net increase of $39.0 million in cash used for investing activities during the current fiscal period as compared to last year was due primarily to a net increase in other non-current assets of $14.4 million, a decrease of $11.3 million in proceeds from sales of investments, a $9.4 million increase in purchases of investments, and a $3.8 million increase in additions to property and equipment.

Our financing activities provided net cash of $23.6 million during the first nine months of fiscal 2004. This compares to net cash outflows of $53.3 million during the same period last year. The $76.9 million net increase in cash provided by financing activities during the current fiscal period as compared to last year was due primarily to our borrowing activities. During the nine months ended June 30, 2004, we increased our borrowings under our long-term, unsecured $290.0 million revolving credit facility by $5.8 million, net of repayments, as compared to having paid-down our long-term borrowings by $14.3 million, net of additional borrowings, during the same period last year. Likewise, with respect to our various short-term credit facilities, we increased borrowings by a net $1.4 million during the first nine months of fiscal 2004, as compared to having decreased our short-term debt by $51.6 million during the same period last year.

We believe we have adequate liquidity and capital resources to fund our operations and service our debt for the foreseeable future. We had $173.3 million in cash and cash equivalents at June 30, 2004, compared to $126.2 million at September 30, 2003, and $110.0 million a year ago. Our consolidated working capital position at June 30, 2004 was $473.7 million, compared to $358.7 million at September 30, 2003, and $288.3 million a year ago. We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity, under which only $25.0 million was utilized at June 30, 2004 in the form of direct borrowings. We believe that the capacity, terms and conditions of our long-term revolving credit facility is adequate for our working capital and general business requirements, as well as the working capital needs associated with the acquisition of Babtie. We also have $46.1 million available through committed short-term credit facilities, under which $1.9 million was outstanding in the form of direct borrowings.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Forward-Looking Statements

Statements included in this Management’s Discussion and Analysis that are not based on historical facts are “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current estimates, expectations and projections about the issues discussed, the industries in which our clients operate and the services we provides. By their nature, such forward-looking statements involve risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance in connection with any discussion of future operating or financial performance. We caution the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements including the following:

• Increase in competition by United States and international competitors;	• Changes in global business, economic, political, and social condition;

• Availability of qualified engineers, architects, designers and other home-office staff needed to execute contracts;	• Availability of qualified craft personnel in the geographic areas where our construction and maintenance sites are located;

• The timing of new awards and the funding of such awards;	• Delays, cancellations, or suspensions of, or changes in the scope to, existing contracts;

• Our ability to meet performance or schedule guarantees;	• Cost overruns on fixed-price, guaranteed maximum price, or unit priced contracts;

• The possible effects of inflation on margins available on fixed-price contracts;	• The effects that fluctuating exchange rates may have on the U.S. dollar results of our international operations;

• The outcome of pending and future claims, litigation, and any government audits, investigations or proceedings;	• The cyclical nature of the individual markets in which our clients operate;

• Delays or defaults by clients in making payments due under contracts;	• The successful completion of any pending transactions involving the acquisition of businesses, as well as the subsequent integration of those businesses with the rest of our operations.

The preceding list is not all-inclusive, and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers of this Management’s Discussion and Analysis should also read our most recent Annual Report on Form 10- K, and the Quarterly Reports on Form 10-Q for the periods ended December 31, 2003 and March 31, 2004 (including in each case Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein) for a further description of the Company’s business, legal proceedings and other information that describes factors that could cause actual results to differ from such forward-looking statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only source for long-term credit is a $290.0 million unsecured revolving credit facility. The total amount outstanding under this facility at June 30, 2004 was $25.0 million. This agreement expires in August of 2008, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company also carried out an evaluation, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s system of internal controls over financial reporting to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s system of internal controls over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

It should be noted that any system of internal controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any system of internal controls is based in part upon management’s judgment as well as certain assumptions about the likelihood of future events.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to Item 1 of Part II of our Quarterly Report on Form 10-Q filed for the period ended March 31, 2004 for material developments relating to the Company’s legal proceedings since our 2003 Annual Report on Form 10-K.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 23, 2004 we filed, under Item 12 of Form 8-K, a press release announcing our financial results for the fiscal quarter ended March 31, 2004.

On May 6, 2004 we filed, under Item 10 of Form 8-K, amendments to our corporate policy concerning business conduct.

On June 25, 2004 we filed, under Item 5 of Form 8-K, a press release announcing that we were in discussions with Babtie Group Ltd. Regarding a possible acquisition.

On June 29, 2004 we filed, under Item 12 of Form 8-K, a press release announcing revised earnings guidance for the third quarter of, and all of, fiscal 2004.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ JOHN W. PROSSER, JR.
John W. Prosser, Jr.
Executive Vice President
Finance and Administration
and Treasurer

Date: August 12, 2004