Form 10-K
period 2004-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2004-12-13
CIK 52988

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004	Commission File No. 1-7463

Jacobs Engineering Group Inc.

1111 South Arroyo Parkway

Pasadena, California 91105

State of Incorporation: Delaware

IRS Employer Identification Number: 95-4081636

Telephone Number (including area code): (626) 578-3500

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

There were 56,729,281 shares of common stock outstanding as of December 10, 2004. The aggregate market value of the Registrant’s capital stock held by non-affiliates was approximately $2.464 billion as of March 31, 2004, based upon the last reported sales price on the New York Stock Exchange on that date. For the purposes of computing this value, the Registrant considered Dr. Joseph J. Jacobs to be its only affiliate.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement issued in connection with its 2005 Annual Meeting of Shareholders (Part III).

JACOBS ENGINEERING GROUP INC.

Fiscal 2004 Annual Report on Form 10-K

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

We are one of the largest professional services firms in the United States. Our business focuses exclusively on providing a broad range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. We provide project services (which include engineering, design, architectural, and similar services); process, scientific, and systems consulting services; operations and maintenance services; and construction services (which include direct-hire construction and construction management services). We provide our services through offices and subsidiaries located principally in North America, Europe, Asia, and Australia.

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

Relationship-Based Business Model

Our relationship-based business model is central to our sustained growth and profitability. We aggressively pursue the development of long-term affiliations and alliances with our clients. By working as a partner with our clients on their capital programs, we increase our understanding of their overall business needs as well as the unique technical requirements of their projects. This allows us the opportunity to provide a greater range of services to our clients. We market all of our services to clients for projects where the scope of work required is within our expertise. By integrating and bundling our services (i.e., providing design, engineering, and construction services on the same project), we can price contracts more competitively and enhance overall profitability while delivering superior value to our clients. Our relationship-based business model also helps us more fully understand the risks inherent in the projects, which in turn allows us to manage those risks better. Our approach also provides us with opportunities to market those services our clients will need in the post start-up and commissioning phases of a plant, such as operations and maintenance services. This model, however, does not preclude us from undertaking discrete projects that do not significantly conflict with our business strategy. We will accept and perform discrete projects for our clients if we can negotiate acceptable pricing and other contract terms and conditions.

Cost Control

Another important component of our business strategy is our continual emphasis on cost control. As the global economy expands and companies are required to compete against each other across geographic boundaries, the company that can provide its clients with cost efficient solutions to their project needs has the advantage. Our attention to cost control throughout every level of our organization allows us to deliver superior technical, professional, and construction services safely, efficiently, and within the cost and time parameters our clients require.

Organizational Structure

Our organizational structure and integrated system for delivering our services is another key component of our business strategy. Our operating units generally use a matrix organizational structure whereby our project management functions are supported by our various technical engineering, design and construction disciplines that are necessary to effectively execute long-term contracts. Crucial functions, such as project controls and procurement, are local to each of our major locations and serve operations by providing the specialized services required. In addition, we actively employ a boundaryless approach to the way we serve our clients. Our operating groups do not compete against each other for contracts. Rather, our organizational structure encourages our operating groups to work cohesively while simultaneously helping to reduce costs and promote an efficient delivery system for all of our services.

Safety

The final key component of our business strategy is our intense and uncompromising focus on safety. Maintaining safe work environments has long been a mutual and unequivocal condition of the relationship we have with our employees. It is also a paramount issue in our dealings with our clients. A safe work environment is critical to our long-term success and growth. We maintain a centralized quality and safety group to help ensure that we provide services safely and in accordance with standard work processes. Unsafe job sites and office environments increase employee turnover, increase the cost of a project to our clients, and raise our operating costs as well. Safe job sites and office environments, on the other hand, benefit our clients, promote employee morale, and enhance the long-term relationships we have with our clients, employees, and business partners.

The Role of Acquisitions in Our Business Strategy

Our relationship-based business model is a significant driver of our acquisition activities. When we review potential acquisition targets, we are conscious of the effect the acquisition may have on our client base. We favor acquisitions that allow us to expand or enhance the range of services we provide our clients, and/or gain access to new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our major clients. The following is a brief description of some of our key mergers and acquisitions over the past five years:

•	In August 2004, we acquired the Babtie Group Limited (the “Babtie Group”). The Babtie Group is a leading provider of technical and professional services to clients in the infrastructure, facilities, environmental, defense, and governmental outsourcing markets, among others. Headquartered in Scotland, the Babtie Group employs approximately 3,500 people in offices located throughout the United Kingdom and Asia, with smaller operations in India and the Czech Republic. The primary purpose for acquiring the Babtie Group was to expand our infrastructure and facilities business in the United Kingdom.

•	In October 2001, we acquired McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering) (collectively, “Delta”). Delta provides engineering, construction, and maintenance services to various industries including upstream oil and gas, petroleum refining, petrochemicals, and chemicals. Delta employed approximately 3,500 employees conducting operations located primarily in Canada.

•	In May 2001, we purchased from LawGibb Group Inc. substantially all of its international engineering and construction management business (the “GIBB businesses”). Headquartered in the United Kingdom, the GIBB businesses are a leading international engineering consultancy firm that provides technical, professional, and construction management services in the fields of transportation, civil and structural engineering, water and wastewater, environmental and geotechnical services, infrastructure, building and building services, information technology, defense, finance, and commerce. The GIBB businesses employed approximately 900 employees conducting operations located primarily in the United Kingdom and certain other European countries.

•	In February 2001, we finalized the second phase of a two-part transaction to acquire from Stork N.V., the Netherlands, all of its engineering and contracting business (the “Stork E&C businesses”). We completed the first phase of the transaction (“Stork Phase I”) in February 2000. The Stork Phase I entities employed approximately 1,500 technical professional staff in offices located principally in Belgium, Germany, Southeast Asia, and certain locations in the Netherlands. The second phase of the transaction (“Stork Phase II”) involved Stork N.V.’s engineering and construction management operations in the Netherlands and the Middle East. The Stork Phase II entities employed approximately 500 technical professional staff. The Stork E&C businesses, headquartered in Leiden, the Netherlands, provide a broad range of engineering and construction management services to clients in the refining, chemicals, basic resources, and facilities industries, among others.

•	In fiscal 1999, we merged with the Sverdrup Corporation (“Sverdrup”). As a result of this transaction, Sverdrup became a wholly-owned subsidiary of Jacobs. Headquartered in St. Louis, Missouri, Sverdrup provides engineering, architecture, construction, and scientific services for the development, design, construction, and operation of buildings, infrastructure projects, and advanced technical systems for public and private sector clients in the United States and internationally. At the time of the merger, Sverdrup employed approximately 5,600 people in offices located throughout the United States and in selected countries abroad. The Sverdrup transaction expanded our business opportunities in several key markets (e.g., infrastructure and defense), added professional staff, and provided us with presence in new geographic areas.

Services Provided

As we discussed above, our business is to provide technical, professional, and construction services. The services we provide generally fall into four broad categories: project services (which includes engineering, design, architectural, and similar services); construction services; operations and maintenance services; and process, scientific, and systems consulting services. The scope of services we can provide our clients, therefore, ranges from consulting and conceptual design services, which clients often require in the very early stages of a project, to complete, single-responsibility, design-build-operate contracts.

The following table sets forth our revenues from each of our four service categories for each of the five fiscal years ended September 30 (in thousands of dollars):

	2004	2003	2002	2001	2000
Project Services	$2,060,288	$1,894,777	$1,977,173	$1,807,831	$1,746,148
Construction	1,581,023	1,751,875	1,775,562	1,569,781	1,091,788
Operations and Maintenance	704,206	743,094	626,559	445,742	462,774
Process, Scientific and Systems Consulting	248,718	225,855	176,367	133,639	118,232

	$4,594,235	$4,615,601	$4,555,661	$3,956,993	$3,418,942

Certain amounts for fiscal years 2003 and 2002 have been reclassified to conform to the current year presentation.

Project Services

We employ all of the engineering, design, architectural, and related disciplines needed to design and engineer:

•	modern process plants (including projects for clients in the chemicals and polymers, pharmaceuticals and biotechnology, oil & gas, refining, food and consumer products, and basic resources industries);

•	buildings (including facilities in the health care, education, and criminal justice markets, as well as other buildings for clients in the private sector);

•	infrastructure projects (including highways, roads, bridges, and other transportation systems, and wastewater treatment and similar facilities);

•	technology and manufacturing facilities (for clients in the semiconductor, electronics, automotive, pulp and paper, aerospace, and defense industries);

•	and other similar facilities.

We also employ the requisite scientific, technical, and program management capabilities necessary to provide program integration, testing, and evaluation services for clients in the defense and aerospace industries. Our services include provision of IT services to the United States federal government in support of information systems and technology centers and scientific/technical services for various agencies of the United States federal government in support of environmental programs.

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

Historically, our field construction activities have focused primarily on those construction projects for which we perform much of the related engineering and design work. In doing so, we minimize the risks associated with constructing complex plants and facilities based on designs prepared by third parties. The financial risk to us of constructing complex plants and facilities based on designs prepared by third parties may be particularly significant on fixed-price contracts; therefore, we generally avoid this type of project. However, we continue to pursue construction-only projects where we can negotiate pricing and other acceptable contract terms.

Operations and Maintenance (“O&M”)

O&M generally refers to all of the tasks required to operate and maintain large, complex facilities on behalf of clients. In such situations, we can provide key management and support services over all of the facility’s operations, including subcontractors and other on-site personnel. Within the environmental area, O&M often includes engineering and technical support services as well as program management services necessary to remediate contaminated sites. Within the aerospace and defense areas, O&M often requires us to provide the management and technical support services necessary to operate and maintain engine test facilities, weapons integration, and high-tech simulation and verification centers. Such O&M contracts also frequently require us to provide construction support services, facilities management and maintenance services, utilities operations and maintenance services, and property management and disposition services.

This category also includes plant maintenance services, which generally involves the tasks required to keep a plant (typically a refinery or chemical plant) in day-to-day operation. This would include, for example, the repair and replacement of pumps, piping, heat exchangers, and other equipment as well as “turnaround” work, which involves major refurbishment that can only be performed when the plant is shut down. Since shutdowns are expensive to the owners of the plant, turnaround work often requires maximizing the number of skilled craft personnel that can work efficiently on a project on a 24-hours-per-day, seven-days-per-week basis. We use sophisticated computer scheduling and programming to complete turnaround projects quickly, and we maintain contact with a large pool of skilled craft personnel we can hire as needed on maintenance and turnaround projects.

Although the gross profit margins that we realize from O&M services are generally lower than those associated with the other services we provide, the costs to support maintenance activities are also generally lower. Furthermore, we view O&M contracts as presenting a lower financial risk to the Company as compared to some of the other services we provides because O&M contracts are normally cost-reimbursable in nature. Additionally, although engineering and construction projects may be of a short-term nature, O&M services often result in long-term relationships with clients. For example, we have been providing maintenance services at several major process plants for over 30 years. This aspect of maintenance services greatly reduces the selling costs in respect of such services.

Process, Scientific and Systems Consulting

We employ all of the professional and technical expertise necessary to provide a broad range of consulting services, including:

•	performing pricing studies, market analyses, and financial projections necessary in determining the feasibility of a project;

•	performing gasoline reformulation modeling; analyzing and evaluating layout and mechanical designs for complex processing plants;

•	analyzing automation and control systems; analyzing, designing, and executing biocontainment strategies;

•	developing and performing process protocols with respect to Federal Drug Administration-mandated qualification and validation requirements;

•	providing consultation on proposed railway and airport expansion projects;

•	and performing geological and metallurgical studies.

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

Complementary Nature of Resources and Business Systems Utilized

There is a high degree of similarity of the workforces among our service categories. For example, engineering and design services (i.e., services provided by persons who are degreed and in certain circumstances licensed, such as engineers, architects, scientists, and economists) exist in all four service categories. In addition, there is a high degree of similarity among a significant component of the workforces we employ to perform on O&M and construction projects. In providing O&M and construction services, we employ a large number of skilled craft labor personnel. These may include welders, pipe fitters, electricians, crane operators, and other personnel that work on very large capital projects (in the case of projects classified within the construction services category) or on smaller capital projects (in the case of maintenance projects classified within the O&M services category).

Our operating units use a matrix organizational structure. Our results, therefore, are dependent on groups representing technical disciplines (e.g., electrical engineering, chemical engineering, cost engineering, aerospace engineering, etc.) supporting project management personnel (who maintain the relationship between us and our clients, and who are ultimately responsible for delivering projects to our clients safely, on time, and on budget). Additionally, all of our operating regions and divisions use common tools, policies, and procedures to manage and run their respective businesses. These include practices concerning such things as project review meetings, project performance evaluations, and project execution plans.

The use of technology throughout our organization is uniform. Whether it is computer aided design and drafting (“CADD”) applications used by our engineering and design staff; or modeling programs used by the scientific and consulting staff; or scheduling, estimating, and cost control applications used by home-office personnel in support of our construction and maintenance activities, all of the service categories described above are equally vulnerable to changes in technology as they occur in the economy at large.

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

The following table sets forth our revenues from each of these industry groups and markets for each of the five fiscal years ended September 30 (in thousands of dollars):

	2004	2003	2002	2001	2000
Oil & Gas/Refining	$1,270,468	$1,093,047	$1,088,758	$451,103	$280,942
Federal Programs	1,051,016	1,070,740	973,514	732,362	614,048
Pharmaceuticals and Biotechnology	713,566	652,036	879,747	715,407	481,947
Chemicals and Polymers	559,733	559,166	556,011	653,573	693,034
Technology and Manufacturing	203,579	464,589	187,432	332,995	213,557
Buildings	354,742	352,998	349,858	457,488	539,691
Infrastructure	304,977	288,193	325,029	246,420	238,278
Pulp and Paper	42,339	58,076	72,350	182,456	254,861
Other	93,815	76,756	122,962	185,189	102,584

	$4,594,235	$4,615,601	$4,555,661	$3,956,993	$3,418,942

Oil & Gas/Refining

We provide our full line of traditional engineering, design, construction, and management services to our clients in the areas of exploration, production, and refining. Typical projects in this area include new design and construction, revamps or expansions of existing plants, upgrades of individual process units within refineries, and maintenance services. We also provide a broad range of consulting services to our clients including process assessments, facility appraisals, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services.

Historically, revenues from our hydrocarbon business related primarily to projects associated with petroleum refining and the processes and technologies required for the conversion of crude oil and gas into petroleum fuels, chemical feedstocks, and lubricants. More recently, our services and the types of projects we perform have expanded to include the upstream and downstream sectors of the oil and gas industry. These projects include heavy oil processing projects (e.g., oil sands extraction projects); projects involving oil recovery through steam injection; and gas treating, gas gathering, and gas storage projects including extraction of commercially valuable elements of the gas stream. A new area of focus is off-shore production, where we are actively pursuing project opportunities in engineering and design of topside facilities.

Government regulations continue to influence the need for project services by our clients in the refining industry. We see ongoing project activity in refining due to Tier II gasoline and on-road Ultra Low Sulfur Diesel requirements. We believe new regulations, such as off-road Ultra Low Sulfur Diesel, and new ambient air quality standards for ozone and particulates will drive new investment requirements in the industry over the next several years. We are actively involved in such regulatory-based projects.

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

In this industry group we also include power generation and cogeneration power projects. While this is not a major focus for us, we provide design, engineering, procurement, construction and construction management, and maintenance services to our clients in the power generation and supply industry. Typical projects in this area include simple and combined cycle power projects, cogeneration power plants, aeroderivative and industrial gas turbines, and emergency power generation stations. The industry is now focusing on gasification, as high energy prices, the need for hydrogen and power, availability of lower priced solid fuels, and the potential to sequester CO2 emissions make this technology a new area for project development.

Federal Programs

We categorize our Federal Programs as generally relating to environmental, aerospace and defense, or building programs.

Environmental

We are one of the leading providers of environmental engineering and consulting services in the United States and abroad, including hazardous and nuclear waste management and site cleanup and closure. Many of our projects for the United States federal government span over ten years. Our projects within this market generally relate to all major federal and state environmental statutes, with particular emphasis on the Comprehensive Environmental Response Compensation and Liability Act and the Resource Conservation and Recovery Act. We currently provide environmental investigation, restoration, engineering, construction, and site operations and maintenance services to a number of United States federal government agencies, including the Department of Energy (“DOE”) and the Department of Defense (“DOD”).

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

As part of our support to our clients, we provide asset management services in the form of infrastructure operations and maintenance. This is an integral part of our services for the DOE at the Oak Ridge Environmental Management sites and at the Rocky Flats Environmental Technology Site. Asset management also includes building closures, which involve deactivation, decommissioning, and demolition of government facilities.

Aerospace and Defense

We provide support to aerodynamic, propulsion, and space facilities and systems for government clients at more than a dozen test centers across the continental United States. This includes military systems acquisition management and strategic planning; operations and maintenance of test facilities, ranges, space launch facilities, and space chambers; test and evaluation in computer, laboratory, facility, and range environments; test facility computer systems instrumentation and diagnostics; and test facility design and build. We also provide systems engineering and integration of complex weapons and space systems as well as hardware and software design of complex flight and ground systems. We support and maintain enterprise information systems for government and commercial customers worldwide, ranging from the operation of complex computational networks to the development and validation of specific software applications.

We have provided advanced technology engineering services to the DOD for more than 50 years and currently support defense programs in dozens of locations, both within the United Sates and internationally. In addition to operating and maintaining several DOD test centers, our support includes services such as aerodynamic testing of next-generation fighter aircraft; propulsion testing for space programs; launch support services for the Titan, Atlas, and Delta rockets and payloads; and acquisition support for weapons systems such as air-to-air missile systems and precision guided smart weapons for high-value targets. We also support the acquisition and development of systems and equipment for Special Operations Forces as well as the development of biological, chemical, and nuclear detection and protection systems. We also support the DOD in a number of information technology programs including network design, integration, and support; command and control technology; development and sustainment of databases and customized applications; and security solutions.

We provide a broad range of engineering, science, and technical support services to five NASA centers, delivering support to virtually every major space program including the International Space Station, space shuttle recertification, space observatories, aerospace transportation systems, space propulsion systems, advanced materials research, and advanced research and development activities such as protein crystal growth experiments for the development of new drugs and vaccines. We also provide operations and maintenance services for NASA aerospace and propulsion research test facilities.

Buildings

Also included in Federal Programs revenues are building programs we perform for certain agencies of the United States federal government. We provide a wide range of architectural, engineering, construction, and design-build services to agencies such as the Federal Aviation Administration (“FAA”), the General Services Administration (“GSA”), the United States Departments of State, Treasury, Agriculture, and Defense, among others. Typical projects include the renovation and modernization of terminal radar control centers, air traffic control towers, and other facilities for the FAA. We also provide architectural and engineering services for the United States Pentagon renovation program as well as planning and design services for Internal Revenue Service offices and customer service centers nationwide. More recent contract awards require us to provide design and program management services in connection with certain homeland security initiatives for the GSA and the Department of Homeland Security. We are providing design/build services for the DOD on military family housing and quality of life projects as well as maintenance facilities and command and control centers.

Pharmaceuticals and Biotechnology

We furnish our full line of services to our clients in the pharmaceuticals and biotechnology industries including master planning, programming, feasibility studies, engineering, preliminary and detailed design, procurement, construction, construction management, commissioning and start-up, validation, and maintenance. Accordingly, we believe we are fully capable of executing the industry’s largest capital programs on a single-responsibility basis.

Typical projects for clients in these industries include laboratories, research and development facilities, pilot plants, bulk active pharmaceutical ingredient production facilities, full-scale biotechnology production facilities, and secondary manufacturing facilities. In addition to regulatory compliance issues, state-of-the-art technology and expertise are critical to our clients in these industries. Such technology and knowledge encompasses containment, barrier technology, locally controlled environments, process and building systems automation, and off-the-site design and fabrication of process and building modules.

As companies in the pharmaceuticals industry continue to experience pressure to decrease product time-to-market, reduce costs, and increase return on investment, the types of services we provide have grown over the years to include modular construction as well as consulting and strategic planning to help our clients complete capital projects more quickly and efficiently. As an example of this process, we increased our efforts to integrate commissioning and validation services, helping reduce the amount of time required to introduce a new drug into the marketplace.

We have cost-effective professional resources located in geographic areas of major pharmaceutical and biotechnology concentration, and we provide single-point engineering, procurement, construction management, and validation (“EPCMV”) project delivery. We continue to enhance our 3-D design capabilities, project controls, and automation capabilities as well as other technological aspects of our EPCMV services. This allows us to serve our clients better and to ensure that projects transition from their conceptual design phase through engineering, construction, start-up, commissioning, and validation phases as economically and efficiently as possible.

We have also established formal alliances and preferred provider agreements with numerous clients in the pharmaceuticals and biotechnology industry.

Chemicals and Polymers

The chemicals and polymers industries remain an important element to our overall growth. Current demand and future opportunities from this market continue to be an essential part of our diversified business. We continue to expand our presence globally to better meet the needs of our clients as they increase their operations internationally with strong focus in the Middle East and Asia.

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

Another important aspect of our service to our clients in the chemicals and polymers business is in the area of field services. We have contracts with major chemical producers worldwide to provide construction, on-site maintenance, and turnaround activities. Many of these contracts are evergreen in nature, with relationships extending over many years due to our focus on safety, value, and client satisfaction. Like the refining industry, we provide maintenance services to our clients in the chemicals industry. We have also established formal alliances with a number of clients in this industry.

Our clients in this sector focus on safety, reliability, and maintainability to keep operating costs down. To support this initiative, we apply best practices on capital and maintenance work by leveraging synergy and resources within our alliances and partnerships, which in some cases involve more than 25 chemical facilities for one owner.

As these multi-site relationships increase in magnitude, the range of services we provide broadens. Other services vary from providing on-site engineering services to completing an entire capital improvement program. We provide technical consulting, project finance structuring, facility appraisal, market analysis, and business consulting services as well as fully-integrated engineering, procurement, construction, and construction management services. Our services can guide and assist our chemical clients from a good project idea to a constructed and operating chemical facility.

Many of our clients currently engage in front-end feasibility planning as global industry volumes and prices strengthen. In addition to large ‘mega-capacity’ projects underway in the Middle East and Asia, we are seeing incremental capacity expansions in North America and Europe. Our involvement in these early studies positions us to help owners capitalize on return on investment opportunities by streamlining work processes and optimizing existing plant layouts for future expansions.

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

We focus our efforts and resources in markets where strong demographic trends and capital spending initiatives drive demand. Typical projects include large, multi-year United States federal and European governments building programs; major primary and secondary education capital improvement programs; federal, state, and local government courts and correctional facilities; hospitals and health and research facilities (including projects at many of the world’s leading medical and research centers); and aviation facilities at many of the United States’ largest airports. We also provide design and construction-related services for office and corporate headquarter buildings, municipal and civic facilities, commercial centers, leisure parks, and recreation complexes. We serve a diversified client base encompassing both public and private sector clients.

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

Infrastructure

We provide a broad range of planning, design, consulting, engineering, and construction management services to our clients engaged in civil construction projects throughout the United States, the United Kingdom, Ireland, Asia, and other selected countries. We significantly enhanced our infrastructure capabilities and breadth with our acquisition of The Babtie Group.

Transportation infrastructure development and rehabilitation is a core competency of our infrastructure business. By integrating a broad range of professional disciplines, we provide comprehensive planning, engineering, and construction and program management services for transportation facilities and systems. Interdisciplinary teams work independently or as an extension of agency staff on highway, bridge, transit, tunnel, airport, railroad, intermodal facility, maritime, and lock and dam projects. Representative clients include state departments of transportation and district and other local agencies, the United States Army Corps of Engineers, branches of the United States military, and private industry freight transport firms.

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

Current projects and programs we are performing include program management services for the public utilities commissions of several major U.S. cities; construction management and asset management services for water treatment plants located in the United States and United Kingdom; design, engineering, and construction management services for various bridge projects in the United States and overseas; and multi-year general design and consulting services for a railway entity in the United Kingdom.

Pulp and Paper

We provide a broad range of consulting, engineering, procurement, construction, construction management, and maintenance services to our clients in the pulp and paper industry, both in the United States and internationally. With a strategy of expanding our geographic presence into areas where our clients intend to build facilities, our pulp and paper capability now extends through our offices in the United Kingdom, France, Spain, Italy, and Mexico. Typical projects for our clients in this industry range from small mill projects to complex, multi-million dollar paper machine rebuilds, mill expansions, and the construction of new facilities.

Pulp and paper projects encompass many areas of a mill, including pulping and bleaching, papermaking, chemical recovery, material handling, effluent treatment, and power and steam generation. In the area of papermaking, our expertise includes tissue and towel, coated and uncoated fine papers, newsprint, and linerboard. Our expertise and skill set also include the converting and packaging of paper products for distribution and consumer use. We have been instrumental in the design and installation of state-of-the-art facilities for recycled fiber, deinking, and pulp bleaching.

Chemical recovery and power generation are also integral components of the papermaking process. We have broad experience in these areas and apply our expertise in the engineering and construction of such facilities for many of our clients.

A significant portion of our work relates to assisting our clients in their compliance with environmental regulations and standards that affect the pulp and paper industry. We monitor all of the key environmental regulations affecting our clients and offer services including compliance studies, permitting support, and design of pollution control systems. We also provide complete permitting services in support of all of our projects, including associated air modeling. In addition, we provide compliance services regarding air pollutant standards and hazardous air pollutant emission limits from industrial boilers for many of our clients.

The escalation of energy costs is creating a renewed interest in our energy audit capabilities. This service allows our clients to improve their competitive position by reducing energy costs, which are a major component in the cost of pulp, paper, and tissue products. Clients implementing our cost savings recommendations benefit from reduced energy costs, improved operational efficiency, and a more effective deployment of their capital.

Like certain other markets, we have established formal alliances with various clients in the pulp and paper industry. Such alliances allow us to expand the types of services we provide our clients and enable us to improve the overall quality, consistency, and value of our services under the highest of expectations for confidentiality.

Other

Included in this category are projects for clients in other industry and market categories. This includes projects for clients operating in the food and consumer products industries as well as basic resources (such as mining, minerals and fertilizers).

Backlog

For information regarding our backlog, refer to Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Significant Customers

For the fiscal years ended September 30, 2004, 2003, 2002, 2001, and 2000, revenues earned directly or indirectly from agencies of the United States federal government accounted for 22.3%, 22.6%, 21.5%, 19.0%, and 20.0% respectively, of total revenues.

Financial Information About Geographic Areas

For financial information regarding geographic areas in which we operate, please refer to Note 16 to the Consolidated Financial Statements (listed in Item 15, below).

Contracts

While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into three broad categories: cost-reimbursable, fixed-price, and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts during each of the five preceding fiscal years ended September 30:

	2004	2003	2002	2001	2000
Cost-reimbursable	83%	82%	85%	81%	77%
Fixed-price	15	17	13	16	18
Guaranteed maximum price	2	1	2	3	5

In accordance with industry practice, most of our contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of termination.

When we are directly responsible for engineering, design, procurement, and construction of a project or the maintenance of a client’s plant or facility, we reflect the costs of materials, equipment, and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The following table presents the approximate amount of such pass-through costs included in revenues for each of the five preceding fiscal years ended September 30 (in millions):

2004	2003	2002	2001	2000
$1,165.7	$1,389.3	$1,541.7	$1,272.9	$1,442.1

Cost-Reimbursable Contracts

Cost-reimbursable contracts generally provide for reimbursement of costs incurred plus an amount of profit. The profit element may be in the form of a simple mark-up applied to the labor costs incurred or it may be in the form of a fee, or a combination of a mark-up and a fee. The fee element can also take several forms. The fee may be a fixed amount as specified in the contract; it may be an amount based on a percentage of the costs incurred; or it may be an incentive fee based on targets, milestones, or performance factors defined in the contract. In general, we prefer cost-reimbursable contracts because we believe the primary reason for awarding a contract to us should be our technical expertise and professional qualifications rather than price.

Fixed-Price Contracts

Fixed-price contracts include both “negotiated fixed-price” contracts and “lump sum bid” contracts. Under a negotiated fixed-price contract, we are selected as the contractor first and then we negotiate a price with our client. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where we perform some portion of the work before negotiating the total price of the project. Under lump sum bid contracts, we are required to bid against other contractors based on specifications the client furnishes. This type of pricing presents certain inherent risks that are reduced by the negotiation process, including the possibility of ambiguities in the specifications received, problems with new technologies, and economic and other changes that may occur over the contract period. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to us. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than the other types of contracts. Over the past five years, most of our fixed-price work has been either negotiated fixed-price contracts or lump sum bid contracts for project services (rather than turn key construction).

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

Competition

We engage in a highly competitive business. Some of our competitors are larger than we are or are subsidiaries of larger companies, and therefore may possess greater resources than we do. Furthermore, because the technical professional aspects of our business do not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms. Within any specific geographic area, certain competitors, including regional competitors, may possess greater resources than we do.

The extent of our competition varies according to the industries and markets we serve as well as the geographic areas in which we operate. Our largest competitors for engineering, construction, and maintenance services for process plants include the Bechtel Group, Inc., Fluor Corporation, Foster Wheeler Corp., Washington Group International, Kellogg Brown & Root, Aker Kvaerner, Technip, and AMEC plc. In the area of buildings, our competitors include several of the competitors previously mentioned as well as HDR, Inc., Hellmuth, Obata & Kassabaum, AeCOM Technology, Turner Construction, and Day & Zimmermann. In the area of infrastructure, our competitors include several of the competitors previously mentioned as well as Parsons Brinckerhoff, URS Corporation, HNTB, and W.S. Atkins. In the area of pulp and paper, our principal competitors also include BE&K. And in the area of federal programs, our principal competitors include several of the companies listed above as well as the Shaw Group, Montgomery Watson, SAIC, CH2M Hill, Boeing, Northrop Grumman, Lockheed Martin Corporation, and Computer Sciences Corporation.

Employees

At September 30, 2004, we had approximately 24,400 full-time, staff employees (including contract staff). Additionally, as of September 30, 2004, there were approximately 11,000 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

Available Information

We regularly file various reports with the Securities and Exchange Commission (“SEC”). These reports include annual reports on Form 10-K and quarterly reports on Form 10-Q. We also file from time to time current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C., 20549. In order obtain information about the operation of the Public Reference Room, a person may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC The SEC’s website is http://www.sec.gov. You may also read and download the various reports we file with the SEC from our website, http://www.jacobs.com.

Item 2.    PROPERTIES

We own and lease offices in the locations set forth below, which are used by our technical professional and administrative staff. Our Charleston, South Carolina facilities are also the principal manufacturing and fabrication site for our modular construction activities. The total amount of space used by us for all of our operations is approximately 4.4 million square feet. The following is a representative list of our principal locations:

Country	State / Province	Cities
U.S.A.	California	Pasadena, Cypress, Sacramento, San Francisco, San Mateo, and Walnut Creek
	Alabama	Huntsville

[ continued ]

Item 2.    PROPERTIES—Continued

Country	State / Province	Cities
	Alaska	Anchorage
	Arizona	Phoenix
	Colorado	Denver
	Florida	Ft. Walton Beach, Lakeland, Orlando, and Tampa
	Illinois	Chicago
	Indiana	Indianapolis
	Louisiana	Baton Rouge
	Massachusetts	Boston
	Michigan	Dearborn and Detroit
	Missouri	St. Louis
	New Jersey	Mt. Laurel
	New York	New York and Purchase
	North Carolina	Raleigh
	Ohio	Cincinnati and Beavercreek
	Oregon	Portland
	Pennsylvania	Conshohocken and Philadelphia
	South Carolina	Greenville and Charleston
	Texas	Houston and Dallas
	Tennessee	Oak Ridge and Tullahoma
	Virginia	Arlington
	Washington	Seattle
	Wisconsin	Green Bay
	District of Columbia	Washington
Canada	Alberta	Calgary, Edmonton, and Ft. McMurray
	Ontario	Mississauga
Mexico	—	Mexico City
United Kingdom	—	Aylesford, Birmingham, Edinburgh, Glasgow, Leeds, London, Maidstone, Manchester, Preston, Reading, Southampton, and York
Republic of Ireland	—	Cork and Dublin
France	—	Bordeaux, Lyon, and Paris
Italy	—	Milan
Spain	—	Madrid
The Netherlands	—	Hoogvliet, Leiden, and Meerssen
Belgium	—	Antwerp, Ghent, Ittre, and Westerlo
Germany	—	Cologne, Merseburg (Schkopau), Stade, and Sulingen
Sweden	—	Stockholm
Finland	—	Porvoo
Poland	—	Warsaw
Greece	—	Athens
India	—	Mumbai and New Delhi
Singapore	—	Singapore
Australia	—	Canberra
Saudi Arabia	—	Al-Khobar
United Arab Emirates	—	Abu Dhabi

In addition to these properties, we lease smaller, project offices located throughout the United States, the United Kingdom, and in certain other countries. We maintain sales offices at many of our principal locations. The majority of our offices and locations are leased. We also rent a portion of our construction equipment on a short-term basis.

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

Management believes, after consultation with counsel, that such guarantees, litigation, United States government contract-related audits, investigations and claims should not have any material adverse effect on our consolidated financial statements.

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years ago, prior to the acquisition of that subsidiary. The dispute involves proper waste feed, content of residues, final acceptance of the plant, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $49.7 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”), and trades under the symbol “JEC”. According to the records of our transfer agent, there were 1,118 stockholders of record as of December 10, 2004. The following table sets forth the low and high sales price of our common stock, during each of the fiscal quarters presented, based on the NYSE consolidated transaction report:

	Low Sales Price	High Sales Price
Fiscal 2004:
First quarter	$41.87	$49.94
Second quarter	41.76	48.22
Third quarter	38.50	47.16
Fourth quarter	36.86	40.35

Fiscal 2003:
First quarter	$26.10	$37.90
Second quarter	34.95	42.50
Third quarter	36.90	44.30
Fourth quarter	39.72	48.75

Our policy is to use earnings to fund future growth, pay down debt, and repurchase common stock under a stock buy-back program approved by our Board of Directors. Accordingly, we have not paid a cash dividend since fiscal 1984. Although our Board of Directors periodically reviews the merits of paying cash dividends, we currently have no plans to pay cash dividends in the near future.

The following table presents certain information about our equity compensation plans as of September 30, 2004:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders—Note (1)	5,825,163	$29.16	2,991,552
Equity compensation plans not approved by shareholders	—	—	—

Total	5,825,163	$29.16	2,991,552

Note (1):	The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: the Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”), and the Global Employee Stock Purchase Plan (the “GESPP”). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occur at semi-annual intervals each year. Our shareholders have authorized a total of 11.4 million shares of common stock to be issued through the 1989 ESPP and the GESPP, which our Board of Directors voluntarily reduced by 0.6 million shares on July 26, 2001. From the inception of the 1989 ESPP and the GESPP through September 30, 2004, 8.9 million shares have been issued, leaving 1.9 million shares of common stock available for future issuance at that date.

Item 6.    SELECTED FINANCIAL DATA

The following table presents selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this Form 10-K. Amounts are expressed in thousands, except for per share information:

	2004	2003	2002	2001	2000
Results of Operations:
Revenues	$4,594,235	$4,615,601	$4,555,661	$3,956,993	$3,418,942
Net earnings	128,975	128,010	109,690	87,760	50,981
Financial Position:
Current ratio	1.58 to 1	1.59 to 1	1.32 to 1	1.35 to 1	1.24 to 1
Working capital	$397,599	$358,683	$234,486	$245,500	$167,160
Current assets	1,083,513	970,097	974,903	946,159	851,023
Total assets	2,071,044	1,670,510	1,673,984	1,557,040	1,384,376
Long-term debt	78,758	17,806	85,732	164,308	146,820
Stockholders’ equity	1,005,027	842,083	689,613	591,801	495,543
Return on average equity	13.97%	16.71%	17.12%	16.14%	10.80%
Backlog (a):
Technical professional services	$3,989,000	$3,383,200	$3,045,600	$2,490,100	$2,217,200
Field services	3,463,500	3,657,800	3,628,600	3,422,400	3,212,900

Total	$7,452,500	$7,041,000	$6,674,200	$5,912,500	$5,430,100

Per Share Information (b):
Basic earnings per share	$2.30	$2.32	$2.03	$1.65	$0.97
Diluted earnings per share	2.25	2.27	1.98	1.61	0.96
Stockholders’ equity	17.50	14.93	12.45	10.86	9.36
Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	57,433	56,392	55,396	54,496	52,947

Note (a):	In fiscal 2002, we began classifying as “field services” backlog certain engineering and scientific and systems consulting activities relating to operations and maintenance contracts that had been classified previously as “technical professional services” backlog. Backlog for fiscal years 2000 and 2001 have been reclassified to conform to the fiscal 2002 presentation.

Note (b):	Per share information for all fiscal years prior to fiscal 2002 have been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend that was distributed to stockholders on April 1, 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an overview of the Company’s financial condition and results of operations as well as an analysis of the factors that caused certain key elements of our financial statements to change from one year to the next.

In this discussion, we may make statements that are not based on historical fact. All such statements are “forward-looking statements” within the meaning of the “safe harbor” provisions of Private Securities Litigation Reform Act of 1995. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and we caution the reader that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements. A list of some of the factors most likely to occur that could cause actual results to differ from our forward-looking statements is presented at the end of this MD&A.

In this MD&A, we use certain terms and abbreviations that are defined as follows:

APB	Accounting Principles Board

Backlog	Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. Our policy with respect to O&M contracts, however, is to include in backlog the amount of revenues we expect to receive for one succeeding year, regardless of the remaining life of the contract. For federal programs (other than federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, and exclude option periods.

Gross margin	From the Consolidated Statements of Earnings, gross margin means revenues, less direct costs of contracts.

Operating profit	From the Consolidated Statements of Earnings, operating profit means revenues, less direct costs of contracts and SG&A expenses.

SFAS	Statement of Financial Accounting Standards; an accounting standard adopted by the Financial Accounting Standards Board (“FASB”).

SG&A expenses	From the Consolidated Statements of Earnings; SG&A expenses means selling, general and administrative expenses.

Overview

Our operating results for fiscal 2004 reflected growth in earnings that was below management’s expectations. During the third quarter of fiscal 2004, we had several projects where our work was either suspended or delayed, and one project that was cancelled entirely. Although changes in the timing of when work required by large projects commences is not unusual, the magnitude of the delays and cancellation that occurred during the third quarter of fiscal 2004 had a significant impact on our results of operations for both the third and fourth fiscal quarters. These delays and cancellations contributed to a decline in revenues, and hindered our ability to absorb the increase in our SG&A expenses. Also contributing to the decrease in revenues during fiscal 2004 as compared to fiscal 2003 was a decline in pass-through costs. When we are responsible for subcontract labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. Since pass-through costs (which are incurred primarily on projects requiring field services) typically do not have significant margins, we can experience a decline in revenues without experiencing a corresponding decline in our gross margins and operating profit.

The increase in the technical and professional services component of our revenues, relative to pass-through costs, was the chief reason for the improved gross margins for fiscal 2004 as compared to fiscal 2003. Gross margins increased by $38.8 million, or 6.2%, during fiscal 2004 as compared to last year. However, due to increased G&A spending in support of higher home-office services, our operating profit percentage remained at 4.3% of revenues for fiscal 2004; the same percentage as fiscal 2003.

During the fourth quarter of fiscal 2004, we completed the acquisition of the Babtie Group for a total cash purchase price of £92.0 million (approximately $169.3 million). Headquartered in Scotland, the Babtie Group is a leading provider of technical and professional services to clients in the infrastructure, facilities, environmental, defense, and governmental outsourcing markets, among others. Although the Babtie Group employs approximately 3,500 people and generates approximately $300.0 million of revenues annually, the effect of the acquisition on our fiscal 2004 results of operations was not material.

Because (i) the entire value of contracts is added to backlog as soon as the contracts are awarded to us (rather than adding the contracts to backlog gradually over time), and (ii) many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. Our backlog at September 30, 2004 increased by $411.5 million, or 5.8%, to $7.5 billion from $7.0 billion at September 30, 2003. The increase in backlog during fiscal 2004 was attributable primarily to the addition of the Babtie Group, combined with new awards from clients within the oil & gas and refining industries, and the U.S. federal program area of our business. Backlog at September 30, 2004 reflects the project cancellation discussed above. In addition, approximately $150.0 million of procurement backlog was removed during the third quarter of fiscal 2004, as well as approximately $160.0 million of backlog relating to public sector work when it was determined that we would not receive the full value of the contract award.

Our cash balances remained strong during fiscal 2004. In spite of the cash used to acquire the Babtie Group and an increase in acquisitions of property and equipment, cash and cash equivalents totaled $100.1 million at September 30, 2004 compared to $126.2 million at September 30, 2003. Our cash balances, combined with a borrowing capacity of $290.0 million under our long-term, unsecured revolving credit facility, present sufficient capital resources for us to fund our on-going operations.

Additions to property and equipment totaled $37.1 million during fiscal 2004. This was $11.3 million, or 43.8%, higher than the amount spent during fiscal 2003. Contributing to the increase was certain initiatives to expand office space in several of our larger offices in the United States and United Kingdom.

Critical Accounting Policies

In order to better understand changes that may occur to key elements of our financial condition and operating results, a reader of this MD&A should understand the critical accounting policies we apply in preparing our consolidated financial statements.

The Consolidated Financial Statements contained in this report were prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements, and the financial statements of any business entity performing long-term engineering and construction-type contracts, requires management to make estimates and judgments that affect both the entity’s results of operations as well as the carrying values of its assets and liabilities. Although our significant accounting polices are described in Note 2 of the Notes to

Consolidated Financial Statements, the following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements.

Revenue Accounting for Contracts and Use of Joint Ventures—In accounting for long-term engineering and construction-type contracts, we follow the provisions of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Many of our engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. In some of the markets we serve there is an increasing trend towards cost-reimbursable contracts with incentive-fee arrangements. In certain instances, we base our incentive fees on achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues recognized from the project. One such contract is with the U.S. Department of Energy for the Fernald Closure Project. This contract provides for incentive fees based on schedule and cost. In addition, the terms of the contract stipulate that the incentive fees may not be fully billed to the DOE until the completion of the project, currently estimated to occur in 2007. At September 30, 2004 we had recognized $25.8 million of deferred fees relating to this contract.

We provide for contract losses in their entirety in the period they become known, without regard to the percentage of completion.

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

Certain cost-reimbursable contracts with government customers as well as certain commercial clients provide that contract costs are subject to audit and adjustment. In this situation, revenues are recorded at the time services are performed based upon the amounts we expect to realize upon completion of the contracts. In those situations where an audit indicates that we may have billed a client for costs not allowable under the terms of the contract, we estimate the amount of such nonbillable costs and adjust our revenues accordingly.

As is common in the industry, we execute certain contracts jointly with third parties through various forms of joint ventures. For certain of these joint ventures (i.e., where we have an undivided interest in the assets and liabilities of the venture), we recognize our proportionate share of joint venture revenues, costs and operating profit in our Consolidated Statements of Earnings. For other investments in engineering and construction joint ventures, we use the equity method of accounting.

Accounting for Stock Issued to Employees—We account for stock-based employee compensation using the intrinsic value method, in accordance with APB Opinion No. 25—Accounting for Stock Issued to Employees. Accordingly, on the date a stock option is granted to an employee, we measure compensation cost based on the excess, if any, of the market price of the Company’s common stock over the exercise price of the awarded option.

In accordance with current accounting standards, we compute a pro forma expense amount for stock options issued, and we disclose this pro forma expense amount in the notes to our consolidated financial statements. We use the Black-Scholes option pricing model to compute the pro forma expense amount. The Black-Scholes model, however, was developed for use in estimating the value of publicly-traded options that have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the use of assumptions in order to compute the hypothetical, fair value of an option. Changes in these assumptions can cause drastically different values being assigned to a stock option. Accordingly, we caution the readers of our consolidated financial statements that the results of applying the Black-Scholes model are not necessarily a reliable measure of the true fair value of stock options granted to employees.

Accounting for Pension Plans—In accounting for pension plans, we follow the provisions of SFAS No. 87—Employers’ Accounting for Pensions. SFAS 87 requires the use of assumptions and estimates in order to calculate periodic pension cost, and the value of the plans’ assets and liabilities. These assumptions involve discount rates, investment returns, and projected salary increases, among others. We rely on qualified actuaries to assist us in valuing the financial position of the plans, and to provide advice regarding the actuarial assumptions used. During fiscal 2004, we lowered slightly our expected rate of return on plan assets from a range of 8.0% to 9.0% in fiscal 2003 to a range of 6.0% to 9.0% in fiscal 2004. We believe this reduction better reflects the long-term returns expected on the plans’ assets, considering projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. Changes in the actuarial assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense. Management, together with our actuaries, monitors trends in the marketplace within which our pension plans operate in order to assure the fairness of the actuarial assumptions used.

In connection with the fiscal 2001 acquisition of certain engineering and contracting businesses from Stork N.V., we are negotiating the value of certain plan assets and prior service obligations that may be transferred from a multiemployer pension plan into a new, single-employer pension plan we formed during fiscal 2004 for the benefit of our employees in the Netherlands. If such a transfer were to occur presently, we believe the value of the assets we would receive would be less than the value of the prior service pension obligations we would assume. Included in “Other Deferred Liabilities” in the accompanying Consolidated Balance Sheet at September 30, 2004 is approximately $42.3 million for the prior service obligations relating to the multiemployer pension plan in the Netherlands.

Accounting for Income Taxes—We account for income taxes in accordance with SFAS No. 109—Accounting for Income Taxes. Judgment is required in determining our worldwide provision for income taxes. In the normal course of our business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. Although our effective tax rate has been 35% during fiscal 2004, 2003 and 2002, we continually monitor the appropriateness of the rate, and we adjust our income tax expense in the period it is probable that actual results will differ from our estimates.

Insurance Matters, Litigation, Claims, and Contingencies—In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and plant performance. Most of the litigation in which we are concerned involves the Company as a defendant in workers’ compensation, personal injury, environmental, environmental exposure, professional liability, and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits, and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured. In addition, as a contractor providing services to various agencies of the United States federal government, we are subject to many levels of audits, investigations, and claims by, or on behalf of, the U.S. federal government with respect to contract performance, pricing, costs, cost allocations, and procurement practices.

In accordance with SFAS No. 5—Accounting for Contingencies, we record in our Consolidated Balance Sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We rely on qualified actuaries to assist us in determining the level of reserves to establish for both insurance-related claims that are known and have been asserted against us as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

Testing Goodwill for Impairment—In accordance with SFAS No. 142—Goodwill and Other Intangible Assets (“SFAS 142”), the amount of goodwill carried in our Consolidated Balance Sheets is tested annually for possible impairment. In conducting the impairment test, we may apply, in accordance with the provisions of SFAS 142, various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Since the adoption of SFAS 142 in fiscal 2002, we have not recorded any impairment loss associated with our goodwill.

Operations Outside the United States—In general, our principal exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our foreign subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. We follow the provisions of SFAS No. 52—Foreign Currency Translation in preparing our consolidated financial statements.

We believe our exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because our various operations invoice clients and satisfy their financial obligations primarily in their respective local functional currencies. In situations where our operations incur contract costs in currencies other than their functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs.

Results of Operations

General

Our business focuses exclusively on providing technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. The services we provide generally fall into four broad categories:

•	project services (which includes engineering, design, architectural, and similar services);

•	construction services (which includes revenues earned from traditional field construction activities as well as modular construction activities);

•	operations and maintenance (“O&M”) services (which includes revenues from contracts requiring us to operate and maintain large, complex facilities on behalf of clients as well as contracts involving process plant maintenance services and activities);

•	and process, scientific, and systems consulting services (which includes revenues earned from providing a wide variety of scientific and consulting services to clients).

The scope of services we can provide our clients, therefore, ranges from consulting and conceptual design services (which are often required by clients in the very early stages of a project) to complete, single-responsibility, design-build-operate contracts.

The following table sets forth our revenues by type of service for each year ended September 30 (in thousands):

	2004	2003	2002
Project Services	$2,060,288	$1,894,777	$1,977,173
Construction	1,581,023	1,751,875	1,775,562
Operations and Maintenance	704,206	743,094	626,559
Process, Scientific and Systems Consulting	248,718	225,855	176,367

	$4,594,235	$4,615,601	$4,555,661

Beginning with the second quarter of fiscal 2002, we classify certain elements of revenues as Construction that were classified previously as Project Services. In Addition, certain amounts for fiscal 2002 and 2003 have been reclassified to conform to the fiscal 2004 presentation.

We focus our services on certain industry groups and markets that we believe have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each year ended September 30 (in thousands):

	2004	2003	2002
Oil & Gas and Refining	$1,270,468	$1,093,047	$1,088,758
Federal Programs	1,051,016	1,070,740	973,514
Pharmaceuticals and Biotechnology	713,566	652,036	879,747
Chemicals and Polymers	559,733	559,166	556,011
Technology and Manufacturing	203,579	464,589	187,432
Buildings	354,742	352,998	349,858
Infrastructure	304,977	288,193	325,029
Pulp and Paper	42,339	58,076	72,350
Other	93,815	76,756	122,962

	$4,594,235	$4,615,601	$4,555,661

“Other” includes projects for clients operating in a number of industries including food and consumer products, and basic resources (such as mining, minerals, and fertilizers).

Fiscal 2004 Compared to Fiscal 2003

We recorded net earnings of $129.0 million, or $2.25 per diluted share, for fiscal year ended September 30, 2004, compared to net earnings of $128.0 million, or $2.27 per diluted share for fiscal 2003.

Total revenues for fiscal 2004 remained relatively unchanged from fiscal 2003 at $4.6 billion. The amount of pass-through costs included in revenues in fiscal 2004 declined by approximately $223.6 million, or 16.1%, as compared to fiscal 2003. The level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services as well as on the normal winding down of field services activities on construction and O&M projects. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of pass-through costs. Off-setting this decline in field services activity in part was approximately $54.0 million of revenues of the Babtie Group, which we acquired in the fourth quarter of fiscal 2004. The Babtie Group is a leading provider of technical and professional services to clients in the infrastructure, facilities, environmental, defense, and governmental outsourcing markets, among others.

As a percentage of revenues, direct costs of contracts were 85.5% for fiscal 2004 compared to 86.4% for fiscal 2003. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. In general, the percentage improvement in this performance indicator from fiscal 2003 to 2004 was due primarily to a higher portion of our total revenues being derived from technical professional services versus field services.

SG&A expenses for fiscal 2004 increased by $37.6 million, or 8.8%, to $466.4 million, compared to $428.8 million for fiscal 2003. Included in SG&A expenses for fiscal 2004 is approximately $13.5 million of SG&A expenses from the Babtie Group. The balance of the increase was due primarily to the effects of foreign currency translation, and higher spending in support of our professional technical services activities.

Operating profit for fiscal 2004 totaled $198.3 million; relatively unchanged from the fiscal 2003 amount of $197.1 million. As a percentage of revenues, operating profit was 4.3% for both fiscal 2004 and 2003.

Interest income increased by $1.7 million to $3.1 million for fiscal 2004, compared to $1.4 million for fiscal 2003. The increase in interest income was due primarily to higher cash balances on deposit during fiscal 2004 as compared to fiscal 2003. Interest expense increased by $0.3 million, or 9.6%, to $3.6 million for fiscal 2004, compared to $3.3 million for fiscal 2003. The increase in interest expense was due primarily to slightly higher borrowings under our long-term, revolving credit facility.

We recorded income tax expense of $69.4 million and $68.9 million for fiscal 2004 and 2003, respectively. Our overall effective tax rate was 35.0% for both fiscal years. In the normal course of our business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. Although our effective tax rate has been 35% for fiscal 2004 and 2003, we continually monitor the appropriateness of the rate, and we adjust our income tax expense in the period it is probable that actual results will differ from our estimates.

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

SG&A expenses for fiscal 2003 increased by $17.5 million, or 4.2%, to $428.8 million, compared to $411.3 million for fiscal 2002. The increase in SG&A expenses included the impact of the operations of McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering; collectively “Delta”) for a full twelve months in the current fiscal year compared to only eleven months in fiscal 2002, since we completed the acquisition of Delta on October 31, 2001. Had Delta’s operations been included for a full twelve months for fiscal 2002, SG&A expenses would have been higher by an additional $0.9 million. As a percentage of revenues, consolidated SG&A expenses increased to 9.3% in fiscal 2003 compared to 9.0% in fiscal 2002. Management continues efforts to tighten controls over discretionary spending.

Despite a relatively flat revenue stream during fiscal 2003, our operating profit increased by $24.7 million, or 14.4%, to $197.1 million, compared to $172.4 million during fiscal 2002. As a percentage of revenues, operating profit increased to 4.3% in fiscal 2003, compared to 3.8% in fiscal 2002. The increase in our operating profit was due primarily to improved margins.

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

Contractual Obligations

The following table sets forth certain information about our contractual obligations as of September 30, 2004 (in thousands):

		Payments Due by Fiscal Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Bank debt	$80,015	$1,257	$—	$78,758	$—
Operating leases	337,429	69,597	113,297	78,654	75,881
Obligations under defined benefit pension plans (a)	186,961	26,400	56,010	60,581	43,970
Obligations under nonqualified deferred compensation plans (b)	54,620	5,942	12,607	13,635	22,436
Purchase obligations (c)	481,100	481,100	—	—	—

Total	$1,140,125	$584,296	$181,914	$231,628	$142,287

(a)	Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2005, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of September 30, 2004. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(b)	Assumes that future payments will be consistent with amounts paid in fiscal 2004, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule was limited to the amount recorded as of September 30, 2004.

(c)	Represents those liabilities estimated to be under firm contractual commitments as of September 30, 2004.

Backlog

The following table summarizes our total backlog at September 30, 2003, 2002 and 2001 (in millions):

	2004	2003	2002
Technical professional services	$3,989.0	$3,383.2	$3,045.6
Total	7,452.5	7,041.0	6,674.2

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

In fiscal 2002 we began classifying as “field services” backlog certain engineering and scientific and systems consulting activities relating to operations and maintenance contracts that had been classified previously as “technical professional services” backlog. Backlog for fiscal years 2001 has been reclassified to conform to the fiscal 2002 presentation.

Total backlog at September 30, 2004 included approximately $2.3 billion (or 30.2%) of total backlog, relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies. This compares to approximately $1.9 billion (or 27.7%) and $1.8 billion (or 27.6%) of U.S. federal backlog at September 30, 2003 and 2002, respectively. Most of our federal contracts extend beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).

Our backlog for fiscal 2004 increased by $411.5 million, or 5.8%, to $7.5 billion, compared to fiscal 2003, and increased in fiscal 2003 by $366.8 million, or 5.5%, to $7.0 billion, compared to fiscal 2002. The increase in backlog during fiscal 2004 as compared to fiscal 2003 was attributable primarily to the addition of the Babtie Group, combined with new awards from clients within the oil & gas and refining industries; and the U.S. federal program area of our business. The increase in fiscal 2003 as compared to fiscal 2002 was attributable primarily to new awards from clients in the oil & gas and refining industries combined with new U.S. federal program awards.

We estimate that approximately $3.7 billion or 49.2% of total backlog at September 30, 2004 will be realized as revenues within the next fiscal year.

Effects of Inflation

During fiscal 2004, 2003, and 2002, approximately 83%, 82%, and 85%, respectively, of our consolidated revenues were realized from cost-reimbursable type contracts. Because a significant portion of our revenues continues to be earned under cost-reimbursable type contracts, the effects of inflation on our financial condition and results of operations continue to be generally low. However, as we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. To the extent permitted by competition, we intend to continue to emphasize contracts which are either cost-reimbursable or negotiated fixed-price. For contracts with fixed-price and lump-sum terms, we closely monitor the actual costs on the project as compared to the original estimates. On these projects, we also attempt to secure fixed-price commitments from key subcontractors and vendors. However, due to the competitive nature of our business, combined with the fluctuating demands and prices associated with personnel, equipment and materials we traditionally need in order to perform on our contracts, there can be no guarantee that inflation will not affect our results of operations in the future.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. At September 30, 2004, our principal source of liquidity consisted of $100.1 million of cash and cash equivalents, and $211.2 million of available capacity under our $290.0 million revolving credit facility discussed below.

During fiscal 2004, our cash and cash equivalents decreased by $26.1 million, to $100.1 million. This compares to a net increase in cash and cash equivalents of $77.7 million, to $126.2 million, during fiscal 2003, and to a net decrease of $0.8 million, to $48.5 million, during fiscal 2002. During fiscal 2004, we experienced net cash inflows from operating activities, and financing activities of $87.8 million and $91.4 million, respectively. These inflows were offset by net cash outflows from investing activities and the effect of exchange rate changes of $203.1 million and $2.1 million, respectively.

Our operations provided net cash of $87.8 million during fiscal 2004. This compares to net cash inflows of $147.5 million and $160.8 million during fiscal 2003 and 2002, respectively. The $59.8 million decrease in cash provided by operations in fiscal 2004 as compared to fiscal 2003 was due primarily to a decrease of $38.1 million relating to the timing of cash receipts and payments within our working capital accounts. Also contributing to the decline in cash flows from operations was the effects of a $14.0 million change in deferred income taxes, and a $7.5 million increase in gains from the sales of assets (the cash flows associated with which are shown in the investing section of the Consolidated Statements of Cash Flows).

The net cash we used for investing activities was $203.1 million during fiscal 2004. This compares to net cash outflows of $17.7 million and $92.5 million during fiscal 2003 and 2002, respectively. The net increase of $185.4 million in cash used for investing activities during fiscal 2004 as compared to fiscal 2003 was due primarily to an increase of $163.8 million in cash used for acquisitions. Also contributing to the increase in cash used for investing activities was a $11.3 million increase in additions to property and equipment; a $10.7 million increase in investments and other non-current assets; and a $4.1 decrease in cash proceeds from the sales of investments. Off-setting these increases in part was a $4.5 million increase in proceeds from sales of property and equipment.

Our financing activities resulted in net cash inflows of $91.4 million during fiscal 2004. This compares to net cash outflows of $55.0 million and $64.7 million during fiscal 2003 and 2002, respectively. The $146.3 million increase in cash flows from financing activities during fiscal 2004 as compared to fiscal 2003 was due primarily to a $54.7 million increase in borrowings, net of repayments, under our long-term credit facilities, combined with a $77.4 million reduction during fiscal 2004 of cash used to pay-off short-term indebtedness.

We believe we have adequate liquidity and capital resources to fund our operations and service our debt for the foreseeable future. We had $100.1 million in cash and cash equivalents at September 30, 2004, compared to $126.2 million at September 30, 2003. Our consolidated working capital position at September 30, 2004 was $397.6 million, compared to $358.7 million at September 30, 2003. We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity, under which only $78.0 million was utilized at September 30, 2004 in the form of direct borrowings. We believe that the capacity, terms and conditions of our long-term revolving credit facility is adequate for our working capital and general business requirements, as well as the working capital needs associated with the acquisition of the Babtie Group. We also had, at September 30, 2004, $38.6 million of borrowing capacity available to us through committed, short-term credit facilities.

Under our stock repurchase program, we are authorized by our Board of Directors to buy-back up to 6.0 million shares of the common stock of the Company in the open market. Repurchases of common stock are financed from existing credit facilities and available cash balances. From inception of the program through September 30, 2004, we have repurchased a total of 3,732,400 shares of common stock in the open market at a total cost of $59.0 million. No shares of common stock were repurchased during fiscal 2004 and 2003. Substantially all shares of common stock held in treasury were eventually reissued for our employee stock purchase and incentive stock plans.

Factors That May Affect Forward-Looking Statements

As mentioned above, there are a variety of factors that could cause business conditions and results to differ materially from the forward-looking statements contained in this MD&A, including, in no particular order, the following:

•	Increase in competition by United States and international competitors;

•	Changes in global business, economic, political, and social condition;

•	Availability of qualified engineers, architects, designers and other home-office staff needed to execute contracts;

•	Availability of qualified craft personnel in the geographic areas where our construction and maintenance sites are located;

•	The timing of new awards and the funding of such awards;

•	Delays, cancellations, or suspensions of, or changes in the scope to, existing contracts;

•	Our ability to meet performance or schedule guarantees;

•	Cost overruns on fixed-price, guaranteed maximum price, or unit priced contracts;

•	The possible effects of inflation on margins available on fixed-price contracts;

•	The effects that fluctuating exchange rates may have on the U.S. dollar results of our international operations;

•	The outcome of pending and future claims, litigation, and any government audits, investigations or proceedings;

•	The cyclical nature of the individual markets in which our clients operate;

•	Delays or defaults by clients in making payments due under contracts;

•	The successful integration of recent and future acquisitions;

•	The effect on future earnings due to any change in the way stock options are required to be accounted for.

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

Interest Rate Risk

Our only source for long-term credit is a $290.0 million syndicated revolving credit facility. The total amount outstanding under this facility at September 30, 2004 was $78.8 million. This agreement expires in August of 2008, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we maintain fixed rate debt on a majority of our borrowings and minimize our outstanding borrowings by paying down debt from cash provided from operations.

Foreign Currency Risk

In general, our exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our subsidiaries operating outside the United States, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. We follow the provisions of SFAS No. 52— Foreign Currency Translation in preparing our consolidated financial statements.

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

In connection with the acquisition of the Babtie Group, we entered into a forward contract with a large, U.S. bank in the notional amount of £39.9 million (approximately $73.4 million). The purpose of the contract was to hedge the Company’s foreign currency exchange exposure on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Regardless of the degree to which the value of British Sterling may decline against the U.S. Dollar, the maximum potential effect on our future earnings will be limited to $5.0 million. The forward contract qualifies as a cash flow hedge under the provisions SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is submitted as a separate section of this Form 10-K. See Item 15, below.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sarbanes-Oxley 404 Compliance. We have begun an assessment of our internal controls as required by the Sarbanes-Oxley Act of 2002. We are currently in the evaluation phase of the design and operational effectiveness of our controls. To assist us with this project, we have supplemented our internal project team with outside specialists. Although we have not identified any material deficiencies in our systems of internal controls, there is a possibility that such deficiencies exist. In the event deficiencies are discovered, we will investigate them, assess what effects, if any, they may have on our systems of internal controls and, as appropriate, remediate them.

Item 9B.    OTHER INFORMATION

None.

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

Executive Officers of the Registrant

The following table presents the information required by Paragraph (b) Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Noel G. Watson	68	Chief Executive Officer, Chairman of the Board, and Director	1965
Craig L. Martin	55	President and Director	1994
Thomas R. Hammond	53	Executive Vice President, Operations	1975
John W. Prosser, Jr.	59	Executive Vice President, Finance and Administration and Treasurer	1974
Walter C. Barber	63	Group Vice President, Infrastructure	1999
Warren M. Dean	60	Group Vice President, Facilities	1994
Arlan C. Emmert	59	Group Vice President, Asia	1985
Peter M. Evans	59	Group Vice President, Southern Region	2001
Michael J. Higgins	60	Group Vice President, Federal Operations	1994
Andrew F. Kremer	47	Group Vice President, International Operations	1998
George A. Kunberger, Jr.	52	Group Vice President, Northern Region	1979
Gregory J. Landry	56	Group Vice President, Western Region	1984
Laurence R. Sadoff	57	Group Vice President, Field Services	1993
William G. Mitchell	60	Group Vice President, Infrastructure	2004
Rogers F. Starr	61	President, Sverdrup Technology, Inc.	1999
Philip J. Stassi	49	Group Vice President, International Operations	1977
Allyn B. Taylor	56	Group Vice President, Civil	1993
James W. Thiesing	60	Group Vice President, Federal Operations	1992
Robert M. Clement	56	Senior Vice President, Global Sales	1990
Martin G. Duvivier	52	Senior Vice President, Quality and Safety	2000
William C. Markley, III	59	Senior Vice President, General Counsel and Secretary	1981
John McLachlan	58	Senior Vice President, Acquisitions and Strategy	1974
Michael P. Miller	44	Senior Vice President, Information Technology	2001
Patricia H. Summers	47	Senior Vice President, Human Resources	2004
Nazim G. Thawerbhoy	57	Senior Vice President and Controller	1979

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. Duviver, Evans, Miller and Mitchell, and Ms. Summers, have served in executive and senior management capacities with the Company for more than five years.

Since joining the Company in 2000, Mr. Duvivier has been serving as the managing director of our operations in Belgium. Prior to that, Mr. Duvivier served in various executive positions with the engineering and construction group of Stork NV.

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

Prior to joining the Company in 2004, Mr. Mitchell served as the chief executive officer of the Babtie Group Limited since 1996.

Prior to joining the Company in 2004, Ms. Summers served as corporate vice president of compensation, benefits and executive development for Northrop Grumman Corporation from January 2000 to April 2003. From June 1999 to January 2000, Ms Summers served as vice president of performance, rewards and benefits for Healthnet, Inc. From September 1991 to June 1999, Ms Summers served in various management and senior management roles for Sempra Energy.

The information required by Paragraphs (h) through (j) of Item 401 of Regulation S-K, and by Item 405 of Regulation S-K is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year.

We have adopted a code of ethics for our chief executive, chief financial and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full text of the codes of ethics and corporate governance guidelines is available at our website www.jacobs.com. In the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefor on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Jacobs Engineering Group Inc., 1111 S. Arroyo Parkway, Pasadena, California, 91105, Attention: Corporate Secretary.

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

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	The Company’s Consolidated Financial Statements at September 30, 2004 and 2003 and for each of the three years in the period ended September 30, 2004 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

(2)	Financial statement schedules—no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)	See Exhibits and Index to Exhibits, below.

(b)	Exhibits - see Item 15(a)(3), above.

(c)	Financial Statement Schedules - see Item 15(a)(2), above.

Exhibits	and Index to Exhibits:

2.1	Agreement and Plan of Merger Among Sverdrup Corporation, Jacobs Engineering Group Inc., and Jacobs Acquisition Corp, dated as of December 21, 1998. Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 14, 1999 and incorporated herein by reference.

†2.2	Recommended offer for Babtie Group Limited by a Wholly-Owned Subsidiary of Jacobs Engineering Group Inc.; and Agreement for the Sale and Purchase of Certain Shares in Babtie Group Limited.

3.1	Certificate of Incorporation of the Registrant, as amended. Filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

3.2	Bylaws of the Registrant. Filed as Exhibit 5.03 to the Registrant’s Current Report on Form 8-K dated November 1, 2004 and incorporated herein by reference.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 8.04 of Article VIII of Exhibit 3.2.

4.3	Amended and Restated Rights Agreement, amended and restated as of December 20, 2000 by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. Filed as Exhibit 1 to Registrant’s Form 8-A/A filed on December 22, 2000 and incorporated herein by reference.

10.1	The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers. Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

10.2	The Executive Security Program of Jacobs Engineering Group Inc. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

10.3	Jacobs Engineering Group Inc. and Subsidiaries 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

10.4	Jacobs Engineering Group Inc. and Subsidiaries 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

10.5	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

10.6	The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on May 4, 2001, and incorporated herein by reference.

10.7	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on August 7, 2001, and incorporated herein by reference.

10.8	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors. Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

10.9	Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated August 1, 2000. Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

10.10	Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on July 25, 2003, and incorporated herein by reference.

10.11	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan. Filed as Exhibit II to the Registrant’s Annual Notice and Proxy Statement dated January 3, 2000 and incorporated herein by reference.

10.12	Credit Agreement dated as of August 22, 2003 among Jacobs Engineering Group Inc. and certain of its subsidiaries (as “Borrowers”), and the Bank of Nova Scotia, Wachovia Bank N.A., ABN AMRO Bank N.V., Bank of America, N.A. (as “Administrative Agent”), and other lender parties, and Banc of America Securities LLC (as “Sole Lead Arranger”). Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and incorporated herein by reference.

11.	Statement of computation of net income per outstanding share of common stock is incorporated by reference from the Company’s Consolidated Financial Statements and notes thereto (see Item 15(a)(1), above).

14.	Jacobs Engineering Group Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Being filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

Dated: December 13, 2004	By:	/s/ NOEL G. WATSON
Noel G. Watson Chief Executive Officer, Director, and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NOEL G. WATSON Noel G. Watson	Director, Chairman of the Board, and Principal Executive Officer	December 13, 2004

/s/ CRAIG L. MARTIN Craig L. Martin	Director and President	December 13, 2004

/s/ JOSEPH R. BRONSON Joseph R. Bronson	Director	December 13, 2004

/s/ ROBERT C. DAVIDSON, JR. Robert C. Davidson, Jr.	Director	December 13, 2004

/s/ EDWARD V. FRITZKY Edward V. Fritzky	Director	December 13, 2004

/s/ ROBERT B. GWYN Robert B. Gwyn	Director	December 13, 2004

/s/ LINDA K. JACOBS Linda K. Jacobs	Director	December 13, 2004

/s/ DALE R. LAURANCE Dale R. Laurance	Director	December 13, 2004

/s/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director	December 13, 2004

/s/ BENJAMIN F. MONTOYA Benjamin F. Montoya	Director	December 13, 2004

SIGNATURES—Continued

Signature	Title	Date

/s/ THOMAS M.T. NILES Thomas M.T. Niles	Director	December 13, 2004

/s/ DAVID M. PETRONE David M. Petrone	Director	December 13, 2004

/s/ JOHN W. PROSSER, JR. John W. Prosser, Jr.	Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	December 13, 2004

/s/ NAZIM G. THAWERBHOY Nazim G. Thawerbhoy	Senior Vice President and Controller (Principal Accounting Officer)	December 13, 2004

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 30, 2004

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and 2003

(In thousands, except share information)

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$100,075	$126,155
Receivables	902,444	778,056
Deferred income taxes	59,159	57,395
Prepaid expenses and other	21,835	8,491

Total current assets	1,083,513	970,097

Property, Equipment and Improvements, Net	151,182	142,103

Other Noncurrent Assets:
Goodwill	547,601	395,808
Other	288,748	162,502

Total other noncurrent assets	836,349	558,310

	$2,071,044	$1,670,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,257	$467
Accounts payable	195,918	196,218
Accrued liabilities	377,168	299,687
Billings in excess of costs	103,750	98,309
Income taxes payable	7,821	16,733

Total current liabilities	685,914	611,414

Long-term Debt	78,758	17,806

Other Deferred Liabilities	295,689	193,910

Minority Interests	5,656	5,297

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—100,000,000 shares; issued and outstanding—56,698,514 shares and 55,836,135 shares, respectively	56,699	55,836
Additional paid-in capital	174,563	143,973
Retained earnings	820,468	692,943
Accumulated other comprehensive loss	(43,942)	(48,318)

	1,007,788	844,434
Unearned compensation	(2,761)	(2,351)

Total stockholders’ equity	1,005,027	842,083

	$2,071,044	$1,670,510

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended September 30, 2004, 2003 and 2002

(In thousands, except per share information)

	2004	2003	2002
Revenues	$4,594,235	$4,615,601	$4,555,661
Costs and Expenses:
Direct costs of contracts	(3,929,560)	(3,989,714)	(3,971,984)
Selling, general and administrative expenses	(466,409)	(428,772)	(411,307)

Operating Profit	198,266	197,115	172,370

Other (Expense) Income:
Interest income	3,065	1,356	2,359
Interest expense	(3,565)	(3,252)	(7,496)
Miscellaneous income, net	658	1,720	1,521

Total other income (expense), net	158	(176)	(3,616)

Earnings Before Taxes	198,424	196,939	168,754
Income Tax Expense	(69,449)	(68,929)	(59,064)

Net Earnings	$128,975	$128,010	$109,690

Net Earnings Per Share:
Basic	$2.30	$2.32	$2.03
Diluted	$2.25	$2.27	$1.98

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended September 30, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Net Earnings	$128,975	$128,010	$109,690

Other Comprehensive (Loss) Income:
Unrealized holding gains (losses) on securities	(89)	109	816
Less—reclassification adjustment for gains realized in net earnings	(118)	(2,953)	(3,667)

Unrealized gains (losses) on securities, net of reclassification adjustment	(207)	(2,844)	(2,851)
Foreign currency translation adjustments	(1,688)	9,133	1,048
Minimum pension liability adjustment	9,852	(21,519)	(47,904)
Loss on cash flow hedge	(683)	—	—

Other Comprehensive Income (Loss) Before Income Taxes	7,274	(15,230)	(49,707)
Income Tax Benefit (Expense) Relating to Other Comprehensive Income (Loss)	(2,898)	9,494	17,745

Other Comprehensive Income (Loss)	4,376	(5,736)	(31,962)

Total Comprehensive Income	$133,351	$122,274	$77,728

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Common Stock:
Balance at the beginning of the year	$55,836	$54,765	$26,872
Two-for-one stock split, paid in the form of a stock dividend	—	—	27,137
Issuances under stock purchase and stock option plans, net	858	1,115	892
Repurchases under stock plans	(24)	(67)	(158)
Issuances of restricted stock, net of forfeitures	29	23	22

Balance at the end of the year	56,699	55,836	54,765

Additional Paid-in Capital:
Balance at the beginning of the year	143,973	110,778	105,612
Two-for-one stock split, paid in the form of a stock dividend	—	—	(27,137)
Issuances of common stock under stock purchase and stock option plans, net	29,525	32,507	31,957
Repurchases of common stock under stock plans	(117)	(193)	(543)
Issuances of restricted stock, net of forfeitures	1,182	881	889

Balance at the end of the year	174,563	143,973	110,778

Retained Earnings:
Balance at the beginning of the year	692,943	568,957	472,010
Net earnings	128,975	128,010	109,690
Issuances of treasury stock for option exercises	—	—	(380)
Repurchases of common stock under stock plans	(1,450)	(4,024)	(12,363)

Balance at the end of the year	820,468	692,943	568,957

Accumulated Other Comprehensive (Loss) Income:
Balance at the beginning of the year	(48,318)	(42,582)	(10,620)
Foreign currency translation adjustments	(1,688)	9,133	1,048
Minimum pension liability adjustment	6,632	(13,079)	(31,227)
Other, net	(568)	(1,790)	(1,783)

Balance at the end of the year	(43,942)	(48,318)	(42,582)

Unearned Compensation:
Balance at the beginning of the year	(2,351)	(2,305)	(2,073)
Issuances of restricted stock	(1,173)	(903)	(911)
Amortization	763	857	679

Balance at the end of the year	(2,761)	(2,351)	(2,305)

Treasury Stock, at Cost:
Balance at the beginning of the year	—	—	—
Purchases of common stock for treasury	—	—	(2,003)
Reissuances of treasury stock for stock option exercises	—	—	2,003

Balance at the end of the year	—	—	—

Total Stockholders’ Equity	$1,005,027	$842,083	$689,613

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash Flows from Operating Activities:
Net earnings	$128,975	$128,010	$109,690
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization of property, equipment and improvements	34,154	35,350	35,087
Gains on sales of assets	(10,932)	(3,480)	(3,922)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	(43,289)	117,391	36,935
Prepaid expenses and other current assets	(9,732)	7,177	4,187
Accounts payable	(13,098)	(63,047)	11,458
Accrued liabilities	20,957	(25,719)	(12,301)
Billings in excess of costs	(10,843)	(63,320)	(24,850)
Income taxes payable	1,642	11,289	7,438
Deferred income taxes	(10,923)	3,036	(3,639)
Other, net	851	857	680

Net cash provided by operating activities	87,762	147,544	160,763

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	(163,752)	—	(43,529)
Additions to property and equipment	(37,110)	(25,804)	(37,182)
Disposals of property and equipment	7,815	3,307	5,376
Net increase in other non-current assets	(9,562)	(1,996)	(23,009)
Purchases of investments	(8,772)	(5,606)	(2,686)
Proceeds from sales of investments	8,321	12,443	8,499

Net cash used for investing activities	(203,060)	(17,656)	(92,531)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	278,637	182,161	424,892
Repayments of long-term borrowings	(220,374)	(178,629)	(542,791)
Net change in short-term borrowings	(3,121)	(80,483)	24,288
Proceeds from issuances of common stock	27,661	27,849	21,672
Purchases of common stock for treasury	—	—	(2,003)
Other, net	8,549	(5,861)	9,239

Net cash provided by (used for) financing activities	91,352	(54,963)	(64,703)

Effect of Exchange Rate Changes	(2,134)	2,761	(4,323)

Increase (Decrease) in Cash and Cash Equivalents	(26,080)	77,686	(794)
Cash and Cash Equivalents at Beginning of Period	126,155	48,469	49,263

Cash and Cash Equivalents at End of Period	$100,075	$126,155	$48,469

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation

Description of Business

Our principal business is to provide a broad range of technical, professional, and construction services. Such services include engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and process, scientific, and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, Asia, and Australia. We provide our services under cost-reimbursable, cost-reimbursable with a guaranteed maximum price, and fixed-price contracts. The percentage of revenues realized from each of these types of contracts for each fiscal year ended September 30 was as follows:

	2004	2003	2002
Cost-reimbursable	83%	82%	85%
Fixed-price	15	17	13
Guaranteed maximum price	2	1	2

Basis of Presentation

The Consolidated Financial Statements include the accounts of the parent company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    Significant Accounting Policies

Revenue Accounting for Contracts and Use of Joint Ventures

In general, we recognize revenues at the time services are performed. On cost-reimbursable contracts, revenue is recognized as costs are incurred, and includes applicable fees earned through the date services are provided. On fixed-price contracts, revenues are recorded using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Many of our engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. In some of the markets we serve there is an increasing trend towards cost-reimbursable contracts with incentive-fee arrangements. In certain instances, we base our incentive fees on achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues recognized from the project. We provide for contract losses in their entirety in the period they become known, without regard to the percentage-of-completion. We recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

Some of our contracts with government customers as well as certain contracts with commercial clients provide that contract costs (including indirect costs) are subject to audit and adjustment. For all such contracts, revenues have been recorded at the time services were performed based upon those amounts expected to be realized upon completion of the contracts.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures. In general, such contracts fall within the scope of AICPA Statement of Position 81-1—Accounting for Performance of Construction Type and Certain Production Type Contracts (“SOP 81-1”). We therefore account for these investments in accordance with SOP 81-1 and Emerging Issues Task Force Issue 00-01—Investor Balance Sheet and Income Statement Display Under the Equity Method for Investments in Certain Partnerships and Other Ventures. Accordingly, for certain of these joint ventures (i.e., where we have an undivided interest in the assets and liabilities of the joint venture), we recognize our proportionate share of joint venture revenues, costs and operating profit in our Consolidated Statements of Earnings. For other investments in engineering and construction joint ventures, we use the equity method of accounting.

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from the clients); and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned under the contracts with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. They do not, in and of themselves, present any risk of loss to us or to our partners. Under accounting principles generally accepted in the United States, our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our consolidated financial statements.

In accordance with the provisions of FASB Interpretation No. 46R—Consolidation of Variable Interest Entities (“FIN 46”), we have analyzed our joint ventures and have classified them into two groups: the first group consists of those variable interest entities (“VIEs”) of which we are the primary beneficiary; the second group consists of those VIEs of which we are not the primary beneficiary. In accordance with FIN 46, we apply the consolidation method of accounting for our investment in material VIEs of which we are the primary beneficiary.

At September 30, 2004, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $102.5 million and $83.6 million, respectively. At September 30, 2004, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $23.9 million and $27.1 million, respectively.

When we are directly responsible for subcontractor labor, or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during fiscal 2004, 2003, and 2002 totaled $1.2 billion, $1.4 billion, and $1.5 billion, respectively.

Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months as cash equivalents. Cash equivalents at September 30, 2004 and 2003 consisted primarily of money market mutual funds.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Marketable Securities

At any given time we may own marketable securities. Typically, we receive such securities through distributions from private venture capital funds in which we invest. We classify our investments in marketable equity and debt securities as either trading securities, held-to-maturity securities or available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase, and we review the designations at each balance sheet date.

Trading securities are recorded at fair value. Changes in the fair value of trading securities are recognized in earnings in the period in which the change occurs and is included in “Miscellaneous income, net” in the accompanying Consolidated Statements of Earnings.

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

Receivables and Billings in Excess of Costs

Included in “Receivables” in the accompanying Consolidated Balance Sheets at September 30, 2004 and 2003 were $450.8 million and $398.0 million, respectively, of unbilled receivables. Unbilled receivables represent costs and amounts earned and reimbursable under contracts in progress as of the date our balance sheet. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at September 30, 2004 and 2003 were contract retentions totaling $44.9 million and $26.9 million, respectively. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

“Billings in excess of costs” represent cash collected from clients on contracts in advance of revenues earned thereon as well as advanced billings to clients in excess of costs and earnings on uncompleted contracts. We anticipate that substantially all such amounts will be earned over the next twelve months.

Amounts due from the U.S. federal government included in “Receivables” in the accompanying Consolidated Balance Sheets totaled $154.5 million and $131.8 million at September 30, 2004 and 2003, respectively.

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $38.7 million and $35.4 million at September 30, 2004 and 2003, respectively, of which $32.5 million and $25.2 million, respectively, relate to one claim on a waste incineration project performed in Europe. The dispute involves proper waste feed, content of residues, final acceptance of, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in excess of €40.0 million (approximately $49.7 million) in damages. The client has filed a counterclaim against us, which we believe is without merit.

Property, Equipment and Improvements

Property, equipment and improvements are carried at cost, and are shown net of accumulated depreciation and amortization in the accompanying Consolidated Balance Sheets. Depreciation and amortization is computed primarily by using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the estimated useful life of the asset or the remaining term of the related lease. Estimated useful lives range from 20 to 40 years for buildings, from 3 to 10 years for equipment and from 4 to 10 years for leasehold improvements.

Goodwill and Other Intangible Assets

Consistent with the provisions of Statement of Financial Accounting Standards Nos. 141— Business Combinations and 142—Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and the cost of intangible assets with indefinite lives are not amortized, but are instead evaluated annually for possible impairment. In conducting the impairment test, we may apply, in accordance with the provisions of SFAS 142, various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Since the adoption of SFAS 142 in fiscal 2002, we have not recorded any impairment loss associated with our goodwill

The cost of intangible assets with determinable lives is amortized ratably over the useful lives of the related assets. When events or circumstances or changes in our operations occur that could indicate that the value of our intangible assets may be impaired, we would conduct an evaluation of the recoverability of the carrying value of our intangible assets with determinable lives to determine whether an adjustment should be made to the carrying value of such assets or their remaining useful lives of the assets, or both.

Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards No. 128—Earnings per Share. Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS gives effect to all dilutive securities that were outstanding during the period. Our dilutive securities consist solely of nonqualified stock options.

Stock-Based Compensation

We account for stock-based employee compensation using the intrinsic value method, in accordance with APB Opinion No. 25—Accounting for Stock Issued to Employees (“APB 25”). Accordingly, on the date a stock option is granted to an employee, we measure compensation cost based on the excess, if any, of the market price of the Company’s common stock over the exercise price of the awarded option.

Financial Accounting Standards No. 123—Accounting for Stock-Based Compensation (“SFAS 123”) prescribes an optional, fair-value based method of accounting for stock issued to employees and others. Had we determined compensation cost under SFAS 123, our net earnings and earnings per

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share for each fiscal year ended September 30 would have been reduced to the following pro forma amounts (in thousands, except per share data):

	2004	2003	2002
Net earnings as reported	$128,975	$128,010	$109,690
Fair value of stock-based compensation cost, net of tax	13,401	15,365	12,215

Pro forma net earnings	$115,574	$112,645	$97,475

Earnings per share:
Basic:
As reported	$2.30	$2.32	$2.03
Pro forma	$2.06	$2.04	$1.80
Diluted:
As reported	$2.25	$2.27	$1.98
Pro forma	$2.01	$2.00	$1.76

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	30.92%	31.61%	37.46%
Risk-free interest rate	4.35%	3.11%	4.67%
Expected life of options (in years)	7.65	7.82	6.26

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

With respect to the issuance of restricted stock, unearned compensation expense equivalent to the market value of the stock issued on the date of award is charged to stockholders’ equity and subsequently amortized against earnings over the periods during which the restrictions lapse. During fiscal years 2004, 2003, and 2002, we recognized compensation expense on restricted stock of $0.8 million, $0.9 million, and $0.7 million, respectively.

Concentrations of Credit Risk

Our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the United States, Europe, Canada and Asia. In the normal course of our business, and consistent with industry practices, we grant credit to our clients without requiring collateral. Concentrations of credit risk is the risk that, if we extend a significant amount of credit to clients in a specific geographic area or industry, we may experience disproportionately high

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government and multi-national corporations operating in a broad range of industries and geographic areas. Additionally, in order to mitigate credit risk, we continually evaluate the credit worthiness of our major commercial clients.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; amounts contained in certain of the Notes to the Consolidated Financial Statements; and the revenues and expenses reported for the periods covered by the financial statements. Although such assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ significantly from those estimates and assumptions.

We discussed above two significant accounting policies that rely on the application of estimates and assumptions: revenue accounting for contracts; and the process for testing goodwill for possible impairment. The following is a discussion of certain other significant accounting policies that rely on the use of estimates:

Accounting for Pension Plans—In accounting for pension plans, we follow the provisions of SFAS No. 87—Employers’ Accounting for Pensions (“SFAS 87”) . SFAS 87 requires the use of assumptions and estimates in order to calculate periodic pension cost, and the value of the plans’ assets and liabilities. These assumptions involve discount rates, investment returns, and projected salary increases, among others. We rely on qualified actuaries to assist us in valuing the financial position of the plans, and to provide advice regarding the actuarial assumptions used. Changes in the actuarial assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense.

Accounting for Income Taxes—We account for income taxes in accordance with SFAS No. 109—Accounting for Income Taxes. Judgment is required in determining our worldwide provision for income taxes. In the normal course of our business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States.

Insurance Matters, Litigation, Claims, and Contingencies—In the normal course of business, we are subject to certain contractual guarantees and litigation. In accordance with SFAS No. 5—Accounting for Contingencies, we record in the Consolidated Balance Sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We rely on qualified actuaries to assist us in determining the level of reserves to establish for both insurance-related claims that are known and have been asserted against us as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the balance sheet date. We include any adjustments to such insurance reserves in our consolidated results of operations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Certain of our assets, such as marketable equity securities (discussed above) and a forward contract we purchased as a cash-flow hedge (discussed below), are required to be carried in our consolidated financial statements at fair value. The fair values of these assets are determined based on quoted market prices and similar market information, and were not significant at September 30, 2004 and 2003. The net carrying amounts of cash and cash equivalents; receivables; and notes payable approximate fair value due to the short-term nature of these instruments. Similarly, we believe the carrying value of our long-term debt also approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings.

Stock Split

On February 12, 2002, our Board of Directors approved a two-for-one stock split. The stock split was distributed on April 1, 2002 in the form of a 100% stock dividend to all stockholders of record on March 1, 2002. The stock split resulted in the issuance of 27.1 million shares of common stock. The par value of the common stock is unchanged at $1 per share and, accordingly, $27.1 million was transferred from additional paid-in capital to common stock in April 2002. The effect of the stock split has been recognized retroactively. Accordingly, all references in the Consolidated Financial Statements to earnings or price per share, as well as all stock option plan data, have been restated to reflect the stock split.

3.    Stock Purchase and Stock Option Plans

Broad-Based, Employee Stock Purchase Plans

We sponsor two, broad-based, shareholder-approved employee stock purchase plans: the Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”) and the Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan (the “GESPP”). Both plans give employees the right to purchase shares of the Company’s common stock. The purchase price for the stock varies by plan. Under the 1989 ESPP, the purchase price is generally the lower of (i) 90% of the common stock’s closing market price on the first day of the option period, or (ii) 90% of the common stock’s closing market price on the last day of the option period. Under the GESPP, the purchase price varies by sub-plan (there is one sub-plan for each foreign country where a participating subsidiary is domiciled), but may not be less than the lower of (i) 90% of the common stock’s closing market price on the first day of the option period, or (ii) 90% of the common stock’s closing market price on the last day of the option period. Under both the 1989 ESPP and GESPP, option periods are six months in duration, running from September 1 to February 28 or 29, and from March 1 to August 31.

The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP during each fiscal year ended September 30:

	2004	2003	2002
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$22,123,243	$21,128,603	$17,571,800
Under the GESPP	2,085,819	1,786,296	592,531

Total	$24,209,062	$22,914,899	$18,164,331

Aggregate Number of Shares Sold:
Under the 1989 ESPP	593,216	656,308	628,669
Under the GESPP	55,103	55,140	20,173

Total	648,319	711,448	648,842

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2004, there were 1,485,093 shares reserved for issuance under the 1989 ESPP, and there were 469,584 shares reserved for issuance under the GESPP.

Stock Option Plans

We sponsor two, continuing, shareholder-approved stock option plans: the 1999 Stock Incentive Plan (the “1999 SIP”) and the 1999 Outside Director Stock Plan (the “1999 OSDP”). The 1999 SIP provides for the issuance of incentive stock options, nonqualified stock options and restricted stock to employees. The 1999 OSDP provides for awards of stock and restricted stock, and grants of nonqualified stock options to our outside (i.e., nonemployee) directors. The 1999 SIP and the 1999 OSDP (together, the “1999 Plans”) replaced our 1981 Executive Incentive Plan (the “1981 Plan”). After the approval of the 1999 Plans by our shareholders in fiscal 2000, our Board of Directors resolved that no further stock incentive awards would be made under the 1981 Plan. The following table sets forth certain information about the 1999 SIP and 1999 OSDP:

	1999 SIP	1999 OSDP	Total
Number of shares authorized	5,600,000	400,000	6,000,000
Number of remaining shares reserved for issuance at September 30, 2004	5,079,835	347,500	5,427,335
Number of shares relating to outstanding stock options at September 30, 2004	4,292,460	98,000	4,390,460
Number of shares available for future awards:
At September 30, 2004	787,375	249,500	1,036,875
At September 30, 2003	1,760,000	286,000	2,046,000

The number of shares of common stock that may be awarded under the 1999 SIP in the form of restricted stock is limited to 10% of the total number of shares authorized (or 560,000 shares), and shares of restricted stock that are subsequently forfeited become available again for issuance as restricted stock. At September 30, 2004, there was a total of 426,000 shares of common stock that remained available for issuance in the form of restricted stock under the 1999 SIP.

The following table summarizes the stock option activity under the 1999 Plans and the 1981 Plan for each fiscal year ended September 30:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2001	5,001,114	$19.10
Granted	842,000	$36.50
Exercised	(846,503)	$14.49
Cancelled or expired	(56,900)	$16.84

Outstanding at September 30, 2002	4,939,711	$22.88
Granted	660,500	$39.70
Exercised	(457,148)	$16.14
Cancelled or expired	(69,450)	$24.76

Outstanding at September 30, 2003	5,073,613	$25.64
Granted	996,000	$44.55
Exercised	(227,575)	$18.03
Cancelled or expired	(16,875)	$30.60

Outstanding at September 30, 2004	5,825,163	$29.16

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options outstanding at September 30, 2004 consisted entirely of nonqualified stock options. Included in the number of options outstanding at September 30, 2004 were options to purchase 1,434,703 shares of common stock granted under the 1981 Plan. Certain other information regarding our stock option plans as of September 30, 2004 follows:

	2004	2003	2002
At September 30:
Range of exercise prices for options outstanding	$9.79–$47.15	$9.79–$46.3	$9.79–$39.19
Number of options exercisable	3,634,288	2,799,888	2,049,661
For the fiscal year ended September 30:
Range of prices relating to options exercised	$9.79–$39.92	$9.79–$39.19	$9.57–$32.88
Estimated weighted average fair values of options granted	$20.38	$16.92	$17.18

The following table presents certain information regarding options outstanding, and options exercisable at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$9.79–$14.05	512,453	2.9	$12.46	506,453	$12.45
$14.29–$18.69	1,675,525	4.8	$16.62	1,664,025	$16.62
$19.13–$23.30	170,810	6.2	$20.62	122,060	$20.49
$25.44–$28.14	222,500	6.8	$27.69	145,500	$27.70
$28.75–$32.88	1,023,250	6.9	$32.49	709,625	$32.62
$33.31–$36.98	49,000	8.1	$35.72	17,250	$35.22
$38.16–$42.16	1,425,625	7.9	$39.59	467,375	$39.46
$44.15–$47.15	746,000	7.1	$46.25	2,000	$44.85

	5,825,163	6.2	$29.16	3,634,288	$22.78

Our stock option plans allow participants to satisfy the exercise price by tendering shares of our common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled by us and are shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity.

During the fiscal years ended September 30, 2004, 2003, and 2002, we issued 29,000, 23,000, and 27,000 shares, respectively, of restricted stock under our stock options plans. The restrictions generally relate to the recipient’s ability to sell or otherwise transfer the stock. There are also restrictions that subject the stock to forfeiture back to us until earned by the recipient through continued employment or service.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Earnings Per Share

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for each fiscal year ended September 30 (in thousands):

	2004	2003	2002
Weighted average shares outstanding (denominator used to compute Basic EPS)	56,134	55,145	54,136
Effect of employee and outside director stock options	1,299	1,247	1,260

Denominator used to compute Diluted EPS	57,433	56,392	55,396

5.    Business Combinations

During the fourth quarter of fiscal 2004, we completed the acquisition of the Babtie Group Limited (the “Babtie Group”) for a total cash purchase price of £92.0 million (approximately $169.3 million). The Babtie Group is a leading provider of technical and professional services to clients in the infrastructure, facilities, environmental, defense, and governmental outsourcing markets, among others. Headquartered in Scotland, the Babtie Group employs approximately 3,500 people in offices located throughout the United Kingdom and Asia, with smaller operations in India and the Czech Republic. The purchase price was financed through a combination of cash-on-hand and borrowings under our long-term, revolving credit facility. The primary purpose for acquiring the Babtie Group was to expand our infrastructure and facilities business in the United Kingdom. Our consolidated results of operations include those of the Babtie Group from the date of acquisition.

The following table presents the unaudited, pro forma consolidated results of operations for the fiscal years ended September 30, 2004 and 2003 as if the acquisition of the Babtie Group had occurred at the beginning of fiscal 2003. These pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the Babtie Group actually been acquired at the beginning of fiscal 2003; and (ii) future results of operations. Amounts are presented in thousands of dollars, except for per-share amounts:

	2004	2003
Revenues	$4,867,106	$4,900,128
Earnings before income tax expense	199,280	196,013
Net earnings	129,694	127,829
Earnings per share:
Basic	$2.32	$2.32
Diluted	$2.26	$2.27

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the unaudited, condensed balance sheet of the Babtie Group as of the date of acquisition (in thousands):

Current assets	$99,183
Property and equipment	8,116
Other assets	2,766

Total assets acquired	110,065

Current liabilities	56,686
Long-term liabilities and other	10,567

Total liabilities acquired	67,253

Net assets acquired	$42,812

Immediately following the acquisition, we engaged the services of a professional appraiser to assist us in determining the value of separately identifiable intangible assets acquired in connection with the acquisition of the Babtie Group. The following table presents the preliminary results of the valuation (in thousands):

Amounts Assigned
Category of Intangible Asset:
Intangible assets subject to amortization:
Backlog	$9,392
Customer relationships	19,336
Non-compete Agreements	3,499
Trade name	2,762

Total	$34,989

Intangible asset not subject to amortization—Workforce in place	$49,301

The intangible assets subject to amortization are included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheet at September 30, 2004, and are being amortized over lives that range from 2.5 years to 8 years (the weighted average life for all intangibles is 5.9 years). The value of Babtie Group’s workforce in place is included in goodwill in the accompanying Consolidated Balance Sheet at September 30, 2004. The amount of goodwill created as a result of this transaction is summarized as follows (in thousands):

Purchase price	$169,349
Amount assigned to the net assets acquired	(42,812)
Amount assigned to intangible assets, excluding the value of workforce-in-place	(34,989)

Goodwill created (preliminary, excluding costs of the acquisition and adjustments discussed below)	$91,548

Some of the factors contributing to a purchase price that resulted in the recognition of goodwill include: (i) the existence of a large, highly-trained and stable workforce; (ii) the opportunity to expand our client base in the United Kingdom and Asia; (iii) the existence of operating synergies; and (iv) the existence of geographic synergies.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following the completion of the acquisition of the Babtie Group, we initiated the purchase price allocation process. This process, which is not yet completed due to the size of the acquisition and the fact that the transaction occurred so late in the fiscal year, resulted in increases to goodwill, net of taxes, primarily for an underfunded pension plan (approximately $39.3 million); office consolidations and project-related reserves (approximately $10.2 million); and self-insurance reserves (approximately $6.2 million).

During the first quarter of fiscal 2002, we completed the acquisition of McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering) (collectively, “Delta”) for a total cash purchase price of $47.5 million. The primary purpose for acquiring Delta was to expand our business in North America in several markets, including upstream oil and gas, petroleum refining, petrochemicals, chemicals and energy. The Delta acquisition was accounted for as a purchase. Accordingly, our consolidated results of operations include those of Delta from the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. The purchase price allocation resulted in goodwill, net of related tax benefits, of approximately $51.5 million.

6.    Marketable Securities

Included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheet at September 30, 2003 were available-for-sale equity securities of $0.3 million. The total cost of such securities (determined using the specific identification method) was approximately $0.1 million. During the year ended September 30, 2003, we realized gross, pre-tax gains totaling approximately $3.0 million from sales of such securities, and the gross, pre-tax proceeds received from such sales totaled approximately $5.2 million. The amount of available-for-sale marketable securities held at September 30, 2004 was not significant.

7.    Property, Equipment and Improvements, Net

The following table presents the components of our property, equipment and improvements at September 30, 2004 and 2003 (in thousands):

	2004	2003
Land	$7,990	$8,039
Buildings	66,046	59,654
Equipment	240,325	223,038
Leasehold improvements	38,993	29,362
Construction in progress	11,130	5,345

	364,484	325,438
Accumulated depreciation and amortization	(213,302)	(183,335)

	$151,182	$142,103

Operating expenses include provisions for depreciation and amortization of $34.2 million, $35.4 million, and $35.1 million for fiscal 2004, 2003, and 2002, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Borrowings

Short-Term Credit Arrangements

At September 30, 2004, we had approximately $38.6 million available through multiple, committed bank lines of credit, under which we may borrow on an overdraft or short-term basis. Interest under these lines is determined at the time of borrowing based on the banks’ prime or base rates, rates paid on certificates of deposit, the banks’ actual costs of funds or other variable rates. Most of the agreements require the payment of a fee based on the amount of the facility. Some of the agreements require us to be in compliance with the covenants, terms and conditions contained in our long-term, revolving credit facility (discussed below). Other agreements require us to maintain certain minimum levels of working capital and net worth.

The following table presents certain information regarding our lines of credit, both committed and uncommitted, for each fiscal year ended September 30 (dollars in thousands):

	2004	2003	2002
Amount outstanding at year end	$1,257	$467	$5,962
Weighted average interest rate at year end	5.25%	3.29%	5.40%
Weighted average borrowings outstanding during the year	$5,261	$5,307	$6,699
Weighted average interest rate during the year	3.61%	4.14%	5.99%
Maximum amount outstanding during the year	$11,268	$12,790	$13,798

Long-term Debt and Credit Arrangements

Amounts shown as “Long-term Debt” in the accompanying Consolidated Balance Sheets represent borrowings under our $290.0 million, long-term, revolving credit facility. This facility expires in August 2008, and provides for unsecured borrowings at either fixed rates offered by the banks (a syndicate consisting of U.S., Canadian, and European banks) at the time of borrowing, or at variable rates based on the agent bank’s base rate, LIBOR or the latest federal funds rate. The agreement requires us to maintain certain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). The agreement also restricts the payment of cash dividends and requires us to pay a facility fee based on the total amount of the commitments. During fiscal 2004 and 2003, the weighted average interest rates charged on these borrowings were 3.49% and 3.75%, respectively.

Interest payments made during fiscal 2004, 2003, and 2002 totaled $2.4 million, $4.2 million, and $6.2 million, respectively.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension plans provide pension benefits that are based on the employee’s compensation and years of service. Our funding policy is to fund the actuarially determined accrued benefits, allowing for projected compensation increases using the projected unit method.

The following table sets forth the change in the plans’ combined net benefit obligation for each fiscal year ended September 30 (in thousands):

	2004	2003
Net benefit obligation at the beginning of the year	$255,622	$354,885
Service cost	7,389	10,127
Interest cost	19,776	24,696
Participants’ contributions	3,940	3,420
Actuarial (gains) losses	(6,321)	34,235
Benefits paid	(13,259)	(22,169)
Effect of plan amendments	17,870	2,022
Effect of acquisitions	261,991	—
Effect of exchange rate changes	13,717	7,964
Transfer of plan sponsorship	—	(159,558)

Net benefit obligation at the end of the year	$560,725	$255,622

The following table sets forth the change in the combined fair value of the plans’ assets for each fiscal year ended September 30 (in thousands):

	2004	2003
Fair value of plan assets at the beginning of the year	$185,560	$281,977
Actual return on plan assets	18,730	7,296
Employer contributions	14,920	13,340
Participants’ contributions	3,940	3,420
Gross benefits paid	(13,259)	(22,169)
Effect of acquisitions	186,282	—
Effect of exchange rate changes	11,007	6,791
Transfer of plan sponsorship	—	(105,237)
Other	—	142

Fair value of plan assets at the end of the year	$407,180	$185,560

During fiscal 2003, we ceased being the sole, contributing sponsor of the Sverdrup Technology, Inc. Retirement Plan I (“SvT Plan I”), a pension plan we acquired as part of the 1999 merger with Sverdrup Corporation. SvT Plan I provided retirement benefits for certain employees assigned to a particular cost-reimbursable contract with the U.S. federal government (the “AEDC Contract”). During fiscal 2003, the AEDC Contract was re-bid, and the winning contractor (Aerospace Testing Alliance, or “ATA”) is an entity in which we retain an equity interest (the other owners of ATA are unrelated contractors who were providing services to the U.S. federal government at the same job site under separate contracts). As part of the process of transferring the existing contracts and employees from the individual predecessor contractors to ATA, a separate, unrelated pension plan was merged into SvT Plan I, and SvT Plan I became the responsibility of ATA. The effect of these transactions is referred to in the preceding tables as “transfer of plan sponsorship”. Under the terms of the AEDC Contract, we anticipate that the U.S. federal government will reimburse ATA, in accordance with applicable cost accounting standards, the total cost of the merged pension plan.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the combined funded statuses of the plans as well as amounts recognized and not recognized in the accompanying Consolidated Balance Sheets at September 30, 2004 and 2003 (in thousands):

	2004	2003
Funded status at the end of the year	$(153,545)	$(70,062)
Unrecognized actuarial losses	81,874	83,506
Unamortized prior service cost	19,096	51
Additional minimum liability	(76,524)	(72,594)
Contributions after measurement date	8,913	5,403
Effect of exchange rate changes	771	1,018

Net amount recognized at the end of the year	$(119,415)	$(52,678)

The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 30, 2004 and 2003 (in thousands):

	2004	2003
Prepaid pension asset	$22,333	$19,916
Additional minimum liability	(76,524)	(72,594)
Accrued benefit liability	(65,224)	—

Net benefit obligation recognized at the end of the year	$(119,415)	$(52,678)

The following table presents the significant actuarial assumptions used in determining the funded statuses of the plans for each fiscal year ended September 30:

	2004	2003	2002
Weighted average discount rates	5.25% to 6.25%	6.0% to 6.3%	6.3% to 7.5%
Rates of compensation increases	2.5% to 4.5%	2.5% to 3.3%	3.5% to 4.3%
Expected rates of return on plan assets	6.0% to 9.0%	8.0% to 9.0%	8.0% to 9.5%

We consider various factors in developing the estimate for the expected, long-term rate of return on plan assets. These factors include the projected rates of returns on the various types of assets in which the plans invest, as well as historical returns. The range of 6.0% to 9.0% expected rate of return used in the current valuation of the funded status of the plans was determined after considering the aforementioned factors. The plans’ weighted average asset allocations at June 30, 2004 and 2003 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	2004	2003
Equity securities	57%	50%
Debt securities	34%	44%
Real estate investments	1%	—%
Other	8%	6%

Although we have no target allocation percentages for the various types of assets in which the plans may invest, the objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to avoid

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

concentration of investment risk in any one type of asset, issuer or geography. None of our pension plans hold a material amount of the common stock of Jacobs Engineering Group Inc.

We anticipate our contributions into the plans for fiscal 2005 will total approximately $26.9 million. Total benefit payments expected to be paid to the participants of our pension plans for each of the next five fiscal years, and in total for the five years thereafter, are as follows (in thousands):

2005	$16,289
2006	16,728
2007	17,921
2008	19,206
2009	21,472
For the period 2010 through 2014	123,589

At September 30, 2004, our pension plans were in a net, under-funded status by $153.5 million, compared to a net, under-funded status of $70.1 million at September 30, 2003.

The following table presents the components of net periodic pension cost recognized in the accompanying Consolidated Statements of Earnings for each fiscal year ended September 30 (in thousands):

	2004	2003	2002
Service cost	$7,389	$10,127	$10,298
Interest cost	19,775	24,696	23,507
Expected return on plan assets	(20,341)	(26,834)	(27,997)
Other	4,684	2,751	22

Net pension cost, before settlement charge	11,507	10,740	5,830
Settlement charge	—	—	4,560

Total, net periodic pension cost recognized	$11,507	$10,740	$10,390

Included in other comprehensive income for fiscal 2004 are after-tax credits of $6.6 million relating to additional minimum liabilities for the pension plans. Included in other comprehensive income for fiscal 2003 and 2002 are after-tax charges of $13.1 million, and $31.2 million, respectively, relating to additional minimum liabilities for the pension plans. In general, SFAS 87 requires companies to record a liability in the amount by which a pension plan’s accumulated benefit obligation exceeds the fair value of its assets. This non-cash charge to stockholders’ equity will be reviewed next fiscal year in connection with the annual actuarial valuation of the pension plans and is subject to adjustment at that time.

In connection with the fiscal 2001 acquisition of certain engineering and contracting businesses from Stork N.V., we are negotiating the value of certain plan assets and prior service obligations that may be transferred from a multiemployer pension plan into a new, single-employer pension plan we formed during fiscal 2004 for the benefit of our employees in the Netherlands. If such a transfer were to occur presently, we believe the value of the assets we would receive would be less than the value of the prior service pension obligations we would assume. This difference would be treated in a manner similar to unamortized prior service costs. Included in “Other Deferred Liabilities” in the accompanying Consolidated Balance Sheet at September 30, 2004 is approximately $42.3 million for the prior service obligations relating to the multiemployer pension plan in the Netherlands.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Multiemployer Plans

In the United States, we contribute to various trusteed pension plans covering hourly construction employees under industry-wide agreements. In selected operations in the Netherlands and the U.K., we contribute to multiemployer plans covering both hourly and certain salaried employees. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct costs of contracts on a current basis. Information from the plans’ administrators is not available to permit us to determine our share of unfunded benefits, if any. Our contributions to these plans totaled $39.2 million, $36.4 million, and $24.8 million for each of the three fiscal years ended September 30, 2004, 2003, and 2002, respectively.

10.    Savings and Deferred Compensation Plans

Savings Plans

We maintain savings plans for substantially all of our domestic, nonunion employees. These plans allow participants to make contributions by salary deduction pursuant to section 401(k) of the United States Internal Revenue Code. Our contributions to these plans totaled $20.4 million, $23.5 million, and $21.8 million, for fiscal 2004, 2003, and 2002, respectively. Company contributions are voluntary for most of the savings plans, and represent a partial matching of employee contributions.

Deferred Compensation Plans

Our Executive Security Plan (“ESP”) and Executive Deferral Plans (“EDP”) are nonqualified deferred compensation programs that provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. Benefit payments under both plans are funded by a combination of contributions from participants and the Company, and most of the participants are covered by life insurance policies with the Company designated as the beneficiary. Amounts charged to expense relating to these programs for each of the three fiscal years ended September 30, 2004, 2003, and 2002 were $4.9 million, $2.0 million, and $2.8 million, respectively.

11.    Income Taxes

The following table presents the components of our consolidated income tax expense for each fiscal year ended September 30 (in thousands):

	2004	2003	2002
Current tax expense:
Federal	$44,548	$30,467	$33,669
State	7,692	7,497	7,810
Foreign	21,559	10,386	10,089

Total current tax expense	73,799	48,350	51,568

Deferred tax expense:
Federal	2,077	16,816	7,452
State	435	845	44
Foreign	(6,863)	2,918	—

Total deferred tax expense	(4,351)	20,579	7,496

Consolidated income tax expense	$69,448	$68,929	$59,064

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at September 30, 2004 and 2003 (in thousands):

	2004	2003
Deferred tax assets:
Liabilities relating to employee benefit plans	$50,613	$48,157
Defined benefit pension plans	44,081	26,067
Liabilities relating to self-insurance programs	15,390	13,246
Contract revenues and costs	8,433	13,706
Settlement of pension obligations	6,677	7,138
Foreign deferred taxes	16,602	3,356
Other	2,370	—

Gross deferred tax assets	144,166	111,670

Deferred tax liabilities:
Depreciation and amortization	(20,801)	(18,953)
Unremitted foreign earnings	(2,618)	(5,949)
State income and franchise taxes	(1,463)	(1,655)
Unrealized gains on available-for-sale securities	—	(76)
Other	(3,224)	(846)

Gross deferred tax liabilities	(28,106)	(27,479)

Net deferred tax assets	$116,060	$84,191

During fiscal 2004, 2003 and 2002, we realized income tax benefits of $2.0 million, $3.8 million, and $6.1 million, respectively, relating to exercises of nonqualified stock options.

The reconciliation from the statutory U.S. federal income tax expense to the consolidated effective income tax expense for each fiscal year ended September 30 follows (dollars in thousands):

	2004	2003	2002
Statutory amount	$69,448	$68,929	$59,064
State taxes, net of the federal benefit	5,283	5,422	5,105
Other, net	(5,283)	(5,422)	(5,105)

Consolidated income tax expense	$69,448	$68,929	$59,064

Rates used to compute statutory amount	35.0%	35.0%	35.0%

Consolidated effective income tax rates	35.0%	35.0%	35.0%

During fiscal 2004, 2003 and 2002, we paid approximately $76.8 million, $58.0 million, and $41.1 million, respectively, in income taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of our consolidated earnings before taxes for each fiscal year ended September 30 (in thousands):

	2004	2003	2002
United States earnings	$164,031	$142,733	$130,927
Foreign earnings	34,393	54,206	37,827

	$198,424	$196,939	$168,754

United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings are expected to be permanently reinvested. At September 30, 2004, approximately $50.0 million of such undistributed earnings of certain foreign subsidiaries was expected to be permanently reinvested. Should these earnings be repatriated, approximately $7.0 million of income taxes would be payable.

12.    Commitments, Contingencies and Guarantees

Commitments Under Operating Leases

We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $301.9 million at September 30, 2004 payable as follows (in thousands):

Year ending September 30,
2005	$69,597
2006	61,277
2007	52,020
2008	43,598
2009	35,056
Thereafter	75,881

337,429
Amounts representing sublease income	(35,560)

$301,869

Rent expense for fiscal years 2004, 2003, and 2002 totaled $70.7 million, $66.3 million, and $65.2 million, respectively, and was offset by sublease income of approximately $6.9 million, $3.6 million, and $3.4 million, respectively. Operating leases relating to many of our major offices generally contain renewal options, and provide for additional rental based on certain factors, including any escalation in operating expenses and real estate taxes.

Contingencies

In connection with the acquisition of the Babtie Group, we entered into a forward contract with a large, U.S. bank in the notional amount of £39.9 million (approximately $73.4 million). The purpose of the contract was to hedge the foreign-currency exchange cash flow exposure on a £39.9 million intercompany loan. We’ve determined the derivative to be highly effective according to the definitions of Statement of Financial Accounting Standards No. 133—Accounting for Derivative Instruments and Hedging Activities. Regardless of the degree to which the value of British Sterling may decline against the U.S. Dollar in the future, the exposure to pre-tax earnings will be limited to $5.0 million. The

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative is recognized in the Consolidated Balance Sheet at September 30, 2004 at its fair value. Changes in the fair value of the derivative are recorded in other comprehensive income and are released into earnings over the life of the forward contract. Amounts released during fiscal 2004 totaled $0.1 million. The fair value of the forward contract was approximately $0.3 million at September 30, 2004, and is shown in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheet.

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

In addition, as a contractor for many agencies of the United States federal government, we are subject to many levels of audits, investigations and claims by, or on behalf of, the U.S. federal government with respect to our contract performance, pricing, costs, cost allocations and procurement practices. Furthermore, our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the United States as well as by various government agencies representing jurisdictions outside the United States within which we operate.

Management believes, after consultation with counsel, that such guarantees, litigation, United States Government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

Letters of credit outstanding at September 30, 2004 totaled $81.5 million.

Guarantees

Prior to fiscal 2004, we leased certain real property located in Houston, Texas (property consisting of office space which we use in our operations) from a VIE. During the fourth quarter of fiscal 2003, the VIE sold the property to an unrelated third party that is not a VIE. Our lease agreement with the new owner of the property gives us the option to purchase the real property at the end of the lease term in 2011 for $49.0 million. We also have the right to request an extension of the lease, or we may assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term return payment obligation of $35.3 million.

At September 30, 2004, we had guaranteed the repayment of certain bank debt of an unconsolidated affiliate. The term of the guarantee is equal to the remaining term of the underlying debt, which is scheduled to terminate on July 31, 2005. We would be required to perform on the guarantee in the event of default by the primary obligor. The maximum potential amount of future payments we could be required to make under this guarantee at September 30, 2004 is $4.0 million.

We have determined that the aggregate fair value of the aforementioned financial guarantees is not significant at September 30, 2004.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Common and Preferred Stock

We are authorized to issue two classes of capital stock: common stock and preferred stock (each has a par value of $1.00 per share). The preferred stock may be issued in one or more series. The number of shares to be included in a series as well as each series’ designation, relative powers, dividend and other preferences, rights and qualifications, redemption provisions, and restrictions are to be fixed by our Board of Directors at the time each series is issued. Except as may be provided by the Board of Directors in a preferred stock designation, or otherwise provided for by statute, the holders of our common stock have the exclusive right to vote for the election of Directors and all other matters requiring stockholder action. The holders of our common stock are entitled to dividends if and when declared by the Board of Directors from whatever assets are legally available for that purpose.

Pursuant to our Amended and Restated Rights Agreement dated December 20, 2000, each outstanding share of common stock has attached to it one stock purchase right (a “Right”). Each Right entitles the common stockholder to purchase, in certain circumstances generally relating to a change in control of the Company, one one-hundredth of a share of our Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”) at the exercise price of $87.50 per share, subject to adjustment. Alternatively, the Right holder may purchase our common stock having a market value equal to two times the exercise price, or may purchase shares of common stock of the acquiring corporation having a market value equal to two times the exercise price.

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

14.    Other Financial Information

The following table presents the components of other noncurrent assets at September 30, 2004 and 2003 (in thousands):

	2004	2003
Deferred tax asset	$82,078	$51,308
Cash surrender value of life insurance policies	54,211	49,614
Prepaid pension costs	22,333	19,916
Investments	32,223	16,769
Intangible assets	49,340	—
Notes receivable	3,340	7,956
Miscellaneous	45,223	16,939

	$288,748	$162,502

Intangible assets consist primarily of intangible assets acquired in connection with the Babtie Group, and an intangible asset relating to one of our international defined benefit pension plans.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of accrued liabilities at September 30, 2004 and 2003 (in thousands):

	2004	2003
Accrued payroll and related liabilities	$210,281	$172,197
Insurance liabilities	34,318	38,194
Project related accruals	48,093	30,524
Other	84,476	58,772

	$377,168	$299,687

The following table presents the components of other deferred liabilities at September 30, 2004 and 2003 (in thousands):

	2004	2003
Liabilities relating to defined benefit pension and early retirement plans	$186,961	$113,097
Liabilities relating to nonqualified deferred compensation arrangements	45,045	45,614
Deferred income taxes	25,177	24,512
Other	38,506	10,687

	$295,689	$193,910

15.    Comprehensive Income

We have disclosed the components of comprehensive income in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Stockholders’ Equity. The accumulated balances relating to each component of other comprehensive income (loss), net of any related income tax, for each fiscal year ended September 30 follows (in thousands):

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustment	Other	Total Accumulated Other Comprehensive Loss
Balances at September 30, 2001	$(14,307)	$—	$3,687	$(10,620)
Changes during the year	1,048	(31,227)	(1,783)	(31,962)

Balances at September 30, 2002	(13,259)	(31,227)	1,904	(42,582)
Changes during the year	9,133	(13,079)	(1,790)	(5,736)

Balances at September 30, 2003	(4,126)	(44,306)	114	(48,318)
Changes during the year	(1,688)	6,632	(568)	4,376

Balances at September 30, 2004	$(5,814)	$(37,674)	$(454)	$(43,942)

“Other” consists of unrealized gains (losses) on available-for-sale marketable securities, and gains (losses) associated with a cash flow hedge.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Segment Information

As discussed above, our principal business is to provide a broad range of technical, professional, and construction services. We provide our services primarily from offices located throughout the United States and Europe. With the acquisition of the Babtie Group in fiscal 2004, we expanded our operations in the United Kingdom. With the acquisition of the Delta companies in fiscal 2002, we expanded our North American operations into Canada. We also have offices located in selected regions of Asia, Mexico and Australia.

All of our operations share similar economic characteristics. For example, all of our operations are highly influenced by the general availability of qualified engineers and other technical professional staff. They also provide similar services as well as share similar processes for delivering our services. In addition, the use of technology is highly similar and consistent throughout our organization, as is our client base (with the exception of our operations outside the United States, which perform very little work for the U.S. federal government), and our quality assurance and safety programs. Furthermore, the types of information and internal reports used by management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business, support a single reportable segment. Accordingly, based on these similarities, we have concluded that our operations may be aggregated into one reportable segment for purposes of this disclosure.

The following table presents certain financial information by geographic area for fiscal 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Revenues (for the fiscal years ended September 30):
United States	$3,045,003	$2,985,022	$3,040,373
Europe	979,498	1,128,274	892,050
Canada	506,387	460,083	564,144
Asia	38,209	29,910	34,965
Other	25,138	12,312	24,129

Total	$4,594,235	$4,615,601	$4,555,661

Long-Lived Assets (at September 30):
United States	$103,469	$103,994	$114,319
Europe	31,895	23,955	21,917
Canada	4,027	2,681	2,069
Asia	11,791	11,473	11,242
Other	—	—	358

Total	$151,182	$142,103	$149,905

Revenues were earned from unaffiliated clients located primarily within the respective geographic areas. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.

For each of the three fiscal years ended September 30, 2004, 2003, and 2002, projects for agencies of the U.S. federal government accounted for 22.3%, 22.6%, and 21.5%, respectively, of total revenues.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Data—Unaudited

The following table presents certain quarterly financial information for each fiscal year ended September 30 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2004
Revenues	$1,135,129	$1,123,884	$1,119,536	$1,215,686	$4,594,235
Operating profit	52,418	52,785	46,631	46,432	198,266
Earnings before taxes	52,000	53,500	46,046	46,878	198,424
Net earnings	33,800	34,775	29,930	30,470	128,975
Earnings per share:
Basic	0.61	0.62	0.53	0.54	2.30
Diluted	0.59	0.61	0.52	0.53	2.25
2003
Revenues	$1,218,680	$1,202,606	$1,131,105	$1,063,210	$4,615,601
Operating profit	46,843	48,514	50,550	51,208	197,115
Earnings before taxes	46,369	48,431	50,554	51,585	196,939
Net earnings	30,140	31,480	32,860	33,530	128,010
Earnings per share:
Basic	0.55	0.57	0.59	0.60	2.32
Diluted	0.54	0.56	0.58	0.59	2.27
2002
Revenues	$1,028,186	$1,146,611	$1,169,122	$1,211,742	$4,555,661
Operating profit	41,002	42,360	43,548	45,460	172,370
Earnings before taxes	39,801	41,353	42,955	44,645	168,754
Net earnings	25,870	26,880	27,920	29,020	109,690
Earnings per share:
Basic	0.48	0.50	0.51	0.53	2.03
Diluted	0.47	0.49	0.50	0.52	1.98

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Los Angeles, California

November 3, 2004

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

The accompanying Consolidated Financial Statements were audited by an independent registered public accounting firm whose report thereon was based on examinations conducted in accordance with prescribed auditing standards and is presented on the previous page. As part of their audit, the independent auditors review the Company’s system of internal accounting controls for the purpose of determining the amount of reliance to place on those controls relative to the audit tests they perform.

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