Form 10-Q
period 2004-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2005-02-08
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

Number of shares of common stock outstanding at February 8, 2005: 56,867,002

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2004 (Unaudited)	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$168,731	$100,075
Receivables	964,113	902,444
Deferred income taxes	61,610	59,159
Prepaid expenses and other	22,541	21,835

Total current assets	1,216,995	1,083,513

Property, Equipment and Improvements, Net	152,542	151,182

Other Non-current Assets:
Goodwill	547,642	547,601
Other	289,248	288,748

Total other non-current assets	836,890	836,349

	$2,206,427	$2,071,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,532	$1,257
Accounts payable	237,283	195,918
Accrued liabilities	372,744	377,168
Billings in excess of costs	130,046	103,750
Income taxes payable	17,781	7,821

Total current liabilities	759,386	685,914

Long-term Debt	112,141	78,758

Other Deferred Liabilities	289,635	295,689

Minority Interests	5,891	5,656

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 100,000,000 shares; 56,750,543 shares issued and outstanding at December 31, 2004; 56,698,514 shares issued and outstanding at September 30, 2004	56,751	56,699
Additional paid-in capital	176,860	174,563
Retained earnings	851,060	820,468
Accumulated other comprehensive loss	(42,722)	(43,942)

	1,041,949	1,007,788
Unearned compensation	(2,575)	(2,761)

Total stockholders’ equity	1,039,374	1,005,027

	$2,206,427	$2,071,044

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended December 31
	2004	2003
Revenues	$1,283,300	$1,135,129
Costs and Expenses:
Direct cost of contracts	(1,094,562)	(972,867)
Selling, general and administrative expenses	(136,019)	(109,844)

Operating Profit	52,719	52,418

Other Income (Expense):
Interest income	810	960
Interest expense	(1,895)	(816)
Miscellaneous expense, net	(805)	(562)

Total other income (expense)	(1,890)	(418)

Earnings Before Taxes	50,829	52,000
Income Tax Expense	(18,299)	(18,200)

Net Earnings	$32,530	$33,800

Net Earnings Per Share:
Basic	$0.57	$0.61
Diluted	$0.56	$0.59

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended December 31
	2004	2003
Net Earnings	$32,530	$33,800

Other Comprehensive Income (Loss):
Relating to marketable securities:
Unrealized holding losses on securities	—	(58)
Less – reclassification adjustment for gains realized in net earnings	—	(117)

Unrealized losses on securities, net	—	(175)
Foreign currency translation adjustment	1,586	14,475
Minimum pension liability adjustment	—	(14,761)
Loss on cash flow hedge	(563)	—

Other comprehensive income (loss) before taxes	1,023	(461)
Income tax benefit	197	5,229

Net other comprehensive income	1,220	4,768

Net Comprehensive Income	$33,750	$38,568

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net earnings	$32,530	$33,800
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	9,463	8,620
Intangible assets	1,997	—
Net (gains) losses on sales of assets	23	(55)
Changes in certain assets and liabilities:
Receivables	(33,927)	11,396
Prepaid expenses and other current assets	207	(8,876)
Accounts payable	35,551	(10,193)
Accrued liabilities	(13,311)	(19,508)
Billings in excess of costs	20,604	11,070
Income taxes payable	10,893	12,650
Deferred income taxes	(2,292)	(146)
Other, net	311	204

Net cash flows from operating activities	62,049	38,962

Cash Flows from Investing Activities:
Additions to property and equipment	(7,477)	(7,605)
Disposals of property and equipment	444	72
Proceeds from sales of investments	322	221
Purchases of investments	—	(1,002)
Net increase in other, non-current assets	(1,597)	(459)

Net cash flows from investing activities	(8,308)	(8,773)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	42,579	47,199
Repayments of long-term borrowings	(15,831)	(50,605)
Net change in short-term borrowings	156	1,748
Proceeds from issuances of common stock	501	579
Changes in other deferred liabilities, net	(7,598)	(1,036)

Net cash flows from financing activities	19,807	(2,115)

	73,548	28,074
Effect of Exchange Rate Changes	(4,892)	6,363

Net Increase in Cash and Cash Equivalents	68,656	34,437
Cash and Cash Equivalents at the Beginning of the Period	100,075	126,155

Cash and Cash Equivalents at the End of the Period	$168,731	$160,592

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2004

Basis of Presentation

Unless the context otherwise requires, references herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors, and references herein to the “Company,” “we,” “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of our consolidated financial position at December 31, 2004 and September 30, 2004; our consolidated results of operations for the three months ended December 31, 2004 and 2003; our consolidated comprehensive income for the three months ended December 31, 2004 and 2003; and our consolidated cash flows for the three months ended December 31, 2004 and 2003.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Readers of these consolidated financial statements should also read our fiscal 2004 audited consolidated financial statements and notes thereto included in our 2004 Form 10-K as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2004 Form 10-K.

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

DECEMBER 31, 2004

(continued)

In accordance with SFAS 148, we present the following table to illustrate the effects on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended (in thousands, except per share data):

	Three Months Ended December 31
	2004	2003
Net earnings, as reported	$32,530	$33,800
Stock compensation expense, net of tax	3,666	4,388

Pro forma net earnings	$28,864	$29,412

Earnings per share:
Basic:
As reported	$0.57	$0.61
Pro forma	$0.51	$0.53

Diluted:
As reported	$0.56	$0.59
Pro forma	$0.50	$0.51

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R)—Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that we measure the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value will be recognized as a non-cash cost over the period the employee is required to provide services. SFAS 123(R) is effective in the first interim or annual period beginning after June 15, 2005, and provides for two methods of transition: the modified retrospective method (whereby a company may restate compensation cost previously reported), and the modified prospective method (whereby there is no restatement of compensation cost reported on a pro forma basis in prior fiscal years, although a company may restate prior interim periods of the fiscal year in which SFAS 123(R) is adopted). The Company is evaluating the potential impact of SFAS 123(R) and the transition method that it chooses to apply.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2004

(continued)

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at December 31, 2004 and September 30, 2004 were $465.0 million and $450.8 million, respectively, of unbilled receivables, which represent amounts earned and reimbursable under contracts in progress at the respective balance sheet dates. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at December 31, 2004 and September 30, 2004 were contract retentions totaling $38.2 million and $44.9 million, respectively. In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $41.1 million and $38.7 million at December 31, 2004 and September 30, 2004, respectively, of which approximately $35.5 million and $32.5 million, respectively, pertain to one claim on a waste incineration project performed in Europe. We have initiated litigation against the client and are seeking damages in excess of €43.4 million (approximately $59.0 million at December 31, 2004). Other than costs relating to this claim, we anticipate that a substantial portion of our unbilled receivables will be billed and collected over the next twelve months.

Amounts due from the United States federal government totaled $161.7 million and $154.5 million at December 31, 2004 and September 30, 2004, respectively.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2004	September 30, 2004
Land	$8,836	$7,990
Buildings	67,632	66,046
Equipment	246,389	240,325
Leasehold improvements	52,203	38,993
Construction in progress	2,839	11,130

	377,899	364,484
Accumulated depreciation and amortization	(225,357)	(213,302)

	$152,542	$151,182

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2004

(continued)

Revenue Accounting for Contracts / Accounting for Joint Ventures

In general, we recognize revenues at the time services are performed. On cost-reimbursable contracts, revenue is recognized as costs are incurred, and includes applicable fees earned through the date services are provided. On fixed-price contracts, revenues are recorded using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Many of our engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. In some of the markets we serve it is not uncommon for cost-reimbursable contracts to include incentive-fee arrangements. In certain instances, we base our incentive fees on achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues recognized from the project. We provide for contract losses in their entirety in the period they become known, without regard to the percentage-of-completion. We recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

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

DECEMBER 31, 2004

(continued)

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

At December 31, 2004, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $73.8 million and $62.2 million, respectively. At December 31, 2004, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $23.1 million and $26.5 million, respectively.

When we are directly responsible for subcontractor labor, or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during the first quarter of fiscal 2005 and 2004 totaled $334.6 million and $282.3 million, respectively.

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended December 31
	2004	2003
Service cost	$5,604	$1,299
Interest cost	9,004	3,983
Expected return on plan assets	(8,445)	(4,267)
Amortization of unrecognized items	1,593	1,161

Net periodic benefit cost	$7,756	$2,176

Most of the increase in net periodic pension cost for the three months ended December 31, 2004 as compared to the corresponding period last year relates to Babtie Group Limited (now, “Jacobs-Babtie”), a business we acquired during the fourth quarter of fiscal 2004. During the three months ended December 31, 2004, we made cash contributions of approximately $7.5 million to our plans, and we expect to make cash contributions of an additional $24.4 million over the remaining three quarters of fiscal 2005.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2004

(continued)

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended December 31
	2004	2003
Weighted average shares outstanding (denominator used to compute basic EPS)	56,718	55,854
Effect of employee and outside director stock options	1,232	1,482

Denominator used to compute diluted EPS	57,950	57,336

Accounting for and Disclosure of Guarantees

At December 31, 2004, we had guaranteed the repayment of certain bank debt of an unconsolidated affiliate. The term of the guarantee is equal to the remaining term of the underlying debt, which is scheduled to terminate on July 31, 2005. We would be required to perform on the guarantee in the event of default by the primary obligor. The maximum potential amount of future payments we could be required to make under this guarantee at December 31, 2004 is $4.0 million.

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

We have determined that the aggregate fair value of the aforementioned financial guarantees was not significant at December 31, 2004.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, a reader of this MD&A should also read

•	The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 22 through 25 of our 2004 Annual Report on Form 10-K, and the most current discussion of our significant accounting policies appears on pages F-7 through F-13 of our 2004 Form 10-K);

•	The Company’s fiscal 2004 audited consolidated financial statements and notes thereto included in its 2004 Form 10-K (beginning on page F-1 thereto); and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Form 10-K (beginning on page 21 thereto)

In this MD&A, we may make statements that are not based on historical fact. All such statements are “forward-looking statements” within the meaning of the “safe harbor” provisions of Private Securities Litigation Reform Act of 1995. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial and economic data, forward-looking statements are inherently uncertain, and we caution the reader of this MD&A that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements. A list of some of the factors most likely to occur that could cause actual results to differ from our forward-looking statements is presented on pages 31 through 32 of our 2004 Form 10-K, and is incorporated herein by reference. That list is not all-inclusive, and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We recorded net earnings of $32.5 million, or $0.56 per diluted share for the three months ended December 31, 2004, compared to net earnings of $33.8 million, or $0.59 per diluted share, for the corresponding period last year. Our results of operations for the three months ended December 31, 2004 include the results of operations of Babtie Group Limited (now, “Jacobs-Babtie”), a business we acquired during the fourth quarter of fiscal 2004.

Jacobs-Babtie contributed approximately $78.9 million of revenues and approximately $22.3 million of selling, general and administrative (“SG&A”) expenses during the three months ended December 31, 2004. Included in Jacobs-Babtie’s SG&A expenses is approximately $1.8 million of amortization expense relating to intangible assets we acquired at the time of acquisition, and recorded in accordance with Statement of Financial Accounting Standards Nos. 141—Business Combinations. Excluding the effects of Jacobs-Babtie, revenues for the three months ended December 31, 2004 increased by $69.3 million, or 6.1%, as compared to the corresponding period last year; and SG&A expenses increased by $3.9 million, or 3.5%.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

In general, and excluding the overall positive effects of Jacobs-Babtie, our consolidated results of operations for the three months ended December 31, 2004 as compared to the corresponding period last year continued to be affected by the project delays and suspensions we experienced in the third quarter of fiscal 2004. However, we believe that our results of operations for the three months ended December 31, 2004 reflect a general improvement in operations as compared to the fourth quarter of fiscal 2004.

Our income tax expense for the three months ended December 31, 2004 reflects a consolidated effective tax rate of 36%; one percent higher than the rate for all of fiscal 2004. The higher tax rate takes into account the non-deductibility of the amortization of certain intangible assets we acquired with Jacobs-Babtie as well as a shift in earnings among our overseas operations.

Because certain contracts that we are awarded (for example, large engineering, procurement and construction projects as well as federal programs) can cause large increases to backlog in the particular quarter we recognized the award, and because many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. Our backlog increased $846.5 million, or 11.8%, to $8.0 billion from $7.1 billion at December 31, 2003. Included in backlog at December 31, 2004 was approximately $350.0 million relating to Jacobs-Babtie. Also contributing to the growth in backlog were important contract awards from clients in the oil and gas, refining, and federal programs markets.

Our net cash (i.e., cash and cash equivalents less bank debt) continued to grow during the quarter, increasing to $55.1 million at December 31, 2004 from $20.1 million at September 30, 2004. We believe our cash balances combined with a borrowing capacity of $290.0 million under our long-term, unsecured revolving credit facility provide sufficient capital resources for us to help fund our on-going operations as well as support our acquisition strategy. Strategic acquisitions have been and will continue to be an important part of maintaining our long-term growth.

The following table sets forth our revenues by type of service for the three months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31
	2004	2003
Project Services	$579,547	$506,944
Construction	408,411	382,898
Operations and Maintenance	234,048	186,269
Process, Scientific and Systems Consulting	61,294	59,018

	$1,283,300	$1,135,129

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31
	2004	2003
Oil & Gas, and Refining	$420,505	$295,144
Federal Programs	269,127	274,828
Pharmaceuticals and Biotechnology	141,499	173,988
Chemicals and Polymers	159,393	145,325
Buildings	113,211	89,711
Infrastructure	105,881	68,970
Technology and Manufacturing	29,344	56,897
Pulp and Paper	12,659	11,449
Other	31,681	18,817

	$1,283,300	$1,135,129

Results of Operations

We recorded net earnings of $32.5 million, or $0.56 per diluted share for the three months ended December 31, 2004, compared to net earnings of $33.8 million, or $0.59 per diluted share for the corresponding period last year.

Total revenues for the three months ended December 31, 2004 increased by $148.2 million, or 13.1%, to $1.3 billion compared to $1.1 billion for the corresponding period last year. Included in our consolidated results of operations for the three months ended December 31, 2004 are the financial results of Jacobs-Babtie, which we acquired during the fourth quarter of fiscal 2004. Jacobs-Babtie contributed $78.9 million of revenues during the three months ended December 31, 2004. Also contributing to the increase in revenues during the three months ended December 31, 2004 as compared to the corresponding period last year was a $52.3 million increase in pass-through costs. As more fully-explained in our 2004 Form 10-K, the level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services, as well as on the normal, winding up or down of field services activities on construction and O&M projects.

As a percentage of revenues, direct costs of contracts were 85.3% for the three months ended December 31, 2004 compared to 85.7% for the corresponding period last year. The percentage relationship between direct costs of contracts and revenues fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided.

SG&A expenses for the three months ended December 31, 2004 increased by $26.2 million, or 23.8%, to $136.0 million, compared to $109.8 million for the corresponding period in fiscal 2004. The operations of Jacobs-Babtie contributed approximately $22.3 million of SG&A expenses during the current quarter, or 85.2% of the total increase.

Interest expense increased to $1.9 million for the three months ended December 31, 2004 compared to $0.8 million for the corresponding period last year. This increase is due primarily to the increased level of borrowings associated with the acquisition of Jacobs-Babtie. Amounts outstanding at December 31, 2004 under our $290.0 million long-term, unsecured revolving credit facility totaled $112.1 million bearing interest of 4.3%.

Our income tax expense for the three months ended December 31, 2004 reflects a consolidated effective tax rate of 36%; one percent higher than the rate for all of fiscal 2004. The higher tax rate takes into account the non-deductibility of the amortization of certain intangible assets we acquired with Jacobs-Babtie as well as a shift in earnings among our overseas operations.

Backlog Information

The following table summarizes our backlog at December 31, 2004 and 2003 (in millions):

	2004	2003
Technical professional services	$4,509.5	$3,509.2
Total	7,991.4	7,144.9

Our backlog increased $846.5 million, or 11.8%, to $8.0 billion from $7.1 billion at December 31, 2003. Included in backlog at December 31, 2004 was approximately $350.0 million relating to Jacobs-Babtie. Also contributing to the growth in backlog were important wins from clients in the oil and gas, refining, and federal programs markets.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. At December 31, 2004, our principal source of liquidity consisted of $168.7 million of cash and cash equivalents, and $177.9 million of available capacity under our $290.0 million long-term, unsecured revolving credit facility.

During the three months ended December 31, 2004, our cash and cash equivalents increased by $68.7 million, to $168.7 million. This compares to a net increase of $34.4 million, to $160.6 million during the corresponding period last year. During the three months ended December 31, 2004, we experienced net cash inflows from operating activities and financing activities of $62.0 million and $19.8 million, respectively. These inflows were offset in part by net cash outflows from investing activities and the effect of exchange rate changes of $8.3 million and $4.9 million, respectively.

Our operations provided net cash of $62.0 million during the three months ended December 31, 2004 compared to $39.0 million during the corresponding period last year. In comparing the three months ended December 31, 2004 to the corresponding period last year, the timing of cash receipts and payments within our working capital accounts accounted for a $23.5 million improvement in cash flows from operations. Also contributing to the improvement in cash flows from operations was $2.0 million of amortization expense recorded during the three months ended December 31, 2004 relating to intangible assets, most of which relate to the acquisition of Jacobs-Babtie. These improvements in cash flows were off-set in part by a $2.1 million change in deferred tax assets and a slight decrease in net earnings.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We used $8.3 million of cash for investing activities during the three months ended December 31, 2004. This compares to net cash outflows of $8.8 million during the corresponding period last year.

Our financing activities provided net cash inflows of $19.8 million during the three months ended December 31, 2004. This compares to net cash outflows of $2.1 million during the corresponding period last year. The $21.9 million net increase in cash provided by financing activities during the current fiscal period as compared to last year was due primarily to our borrowing activities.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the foreseeable future. We had $168.7 million in cash and cash equivalents at December 31, 2004, compared to $100.1 million at September 30, 2004, and $160.6 million a year ago. Our consolidated working capital position at December 31, 2004 was $457.6 million, compared to $397.6 million at September 30, 2004, and $407.3 million a year ago. We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity, under which $112.1 million was utilized at December 31, 2004 in the form of direct borrowings. We believe that the capacity, terms and conditions of our credit facility are adequate for our working capital and general business requirements. We also have $46.1 million available through committed short-term credit facilities, under which $1.5 million was outstanding at December 31, 2004 in the form of direct borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only source for long-term credit is a $290.0 million unsecured revolving credit facility. The total amount outstanding under this facility at December 31, 2004 was $112.1 million. This agreement expires in January 2010, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

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

We believe our exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is somewhat limited because, in general, our various operations invoice customers and satisfy their financial obligations in their respective local currencies. In situations where our operations incur contract costs in currencies other than their own functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to Item 3 of Part I of the Company’s 2004 Annual Report on Form 10-K, which is incorporated herein by reference.

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

JACOBS ENGINEERING GROUP INC.

By:	/s/ JOHN W. PROSSER, JR.
John W. Prosser, Jr.
Executive Vice President Finance and Administration and Treasurer

Date:	February 8, 2005