Form 10-Q
period 2005-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2005-05-09
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

☒  Yes - ☐  No

Number of shares of common stock outstanding at May 6, 2005: 57,364,526

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2005 (Unaudited)	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$155,143	$100,075
Receivables	1,020,525	902,444
Deferred income taxes	59,155	59,159
Prepaid expenses and other	27,145	21,835

Total current assets	1,261,968	1,083,513

Property, Equipment and Improvements, Net	156,213	151,182

Other Non-current Assets:
Goodwill	547,825	547,601
Other	285,454	288,748

Total other non-current assets	833,279	836,349

	$2,251,460	$2,071,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$11,982	$1,257
Accounts payable	226,105	195,918
Accrued liabilities	400,159	377,168
Billings in excess of costs	123,318	103,750
Income taxes payable	2,612	7,821

Total current liabilities	764,176	685,914

Long-term Debt	109,312	78,758

Other Deferred Liabilities	281,237	295,689

Minority Interest	6,207	5,656

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 100,000,000 shares; 57,339,418 shares issued and outstanding at March 31, 2005; 56,698,514 shares issued and outstanding at September 30, 2004	57,339	56,699
Additional paid-in capital	198,802	174,563
Retained earnings	880,480	820,468
Accumulated other comprehensive loss	(42,904)	(43,942)

	1,093,717	1,007,788
Unearned compensation	(3,189)	(2,761)

Total stockholders’ equity	1,090,528	1,005,027

	$2,251,460	$2,071,044

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004
Revenues	$1,383,195	$1,123,884	$2,666,495	$2,259,013
Costs and Expenses:
Direct costs of contracts	(1,181,719)	(955,972)	(2,276,281)	(1,928,839)
Selling, general and administrative expenses	(143,837)	(115,127)	(279,856)	(224,971)

Operating Profit	57,639	52,785	110,358	105,203

Other Income (Expense):
Interest income	977	584	1,787	1,544
Interest expense	(1,647)	(756)	(3,542)	(1,572)
Miscellaneous income (expense), net	(1,248)	887	(2,053)	325

Total other income (expense), net	(1,918)	715	(3,808)	297

Earnings Before Taxes	55,721	53,500	106,550	105,500
Income Tax Expense	(20,061)	(18,725)	(38,360)	(36,925)

Net Earnings	$35,660	$34,775	$68,190	$68,575

Net Earnings Per Share:
Basic	$0.63	$0.62	$1.20	$1.23
Diluted	$0.61	$0.61	$1.17	$1.20

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004
Net Earnings	$35,660	$34,775	$68,190	$68,575

Other Comprehensive Income (Loss):
Relating to marketable securities:
Unrealized holding losses on securities-	—	(13)	—	(71)
Less: reclassification adjustment for gains realized in net earnings	—	—	—	(117)

Unrealized losses on securities, net of reclassification adjustment	—	(13)	—	(188)
Foreign currency translation adjustments	249	(4,513)	1,835	9,962
Minimum pension liability adjustment	—	—	—	(14,761)
Loss on cash flow hedge	(664)	—	(1,227)	—

Other Comprehensive Income (Loss)
Before Taxes	(415)	(4,526)	608	(4,987)
Income Tax Benefit Relating to Other
Comprehensive Income (Loss)	232	5	429	5,234

Other Comprehensive Income (Loss)	(183)	(4,521)	1,037	247

Total Comprehensive Income	$35,477	$30,254	$69,227	$68,822

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net earnings	$68,190	$68,575
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	19,065	17,226
Intangible assets	3,905	—
Net (gains) losses on sales of assets	249	(8)
Changes in certain assets and liabilities:
Receivables	(99,365)	(28,110)
Prepaid expenses and other current assets	(4,736)	(9,354)
Accounts payable	27,062	1,876
Accrued liabilities	(1,325)	(4,714)
Billings in excess of costs	16,564	(2,109)
Income taxes payable	123	5,286
Deferred income taxes	1,536	2,718
Other, net	727	397

Net cash provided by operations	31,995	51,783

Cash Flows from Investing Activities:
Additions to property, equipment and improvements	(22,883)	(15,621)
Disposals of property, equipment and improvements	527	2,594
Purchases on investments, net	(2,039)	(570)
Net increase in other, non-current assets	(1,955)	(4,908)

Net cash used for investing activities	(26,350)	(18,505)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	49,895	120,038
Repayments of long-term borrowings	(23,236)	(119,978)
Net repayments of short-term borrowings	10,783	402
Proceeds from issuances of common stock	15,624	13,596
Other, net	(769)	(1,008)

Net cash provided by financing activities	52,297	13,050

Effect of Exchange Rate Changes	(2,874)	(491)

Increase in Cash and Cash Equivalents	55,068	45,837
Cash and Cash Equivalents at the Beginning of the Period	100,075	126,155

Cash and Cash Equivalents at the End of the Period	$155,143	$171,992

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2005

Basis of Presentation

Unless the context otherwise requires, references herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors, and references herein to the “Company,” “we,” “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should also read our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 31, 2005 and September 30, 2004 and, where applicable, the three and six month periods ended March 31, 2005 and 2004.

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

MARCH 31, 2005

(continued)

In accordance with SFAS 148, we present the following table to illustrate the effects on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net earnings, as reported	$35,660	$34,775	$68,190	$68,575
Fair value of stock-based compensation, net of tax	7,828	3,537	11,494	7,630

Pro forma net earnings	$27,832	$31,238	$56,696	$60,945

Earnings per share:
Basic:
As reported	$0.63	$0.62	$1.20	$1.23
Pro forma	$0.49	$0.56	$1.00	$1.09
Diluted:
As reported	$0.61	$0.61	$1.17	$1.20
Pro forma	$0.48	$0.54	$0.97	$1.06

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R)—Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that we measure the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value will be recognized as a non-cash cost over the period the employee is required to provide services in exchange for the award, usually the vesting period. SFAS 123(R) provides for two methods of transition: the modified retrospective method (whereby a company may restate compensation cost previously reported), and the modified prospective method (whereby there is no restatement of compensation cost reported on a pro forma basis in prior fiscal years, although a company may restate prior interim periods of the fiscal year in which SFAS 123(R) is adopted).

Adoption of SFAR 123(R) was initially required as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission adopted a new rule deferring the effective date of SFAS 123(R) to the first fiscal year beginning after June 15, 2005. The Company is evaluating the potential impact of SFAS 123(R) and the transition method that we choose to apply.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2005

(continued)

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at March 31, 2005 and September 30, 2004 were $533.2 million and $450.8 million, respectively, of unbilled receivables, which represent amounts earned and reimbursable under contracts in progress at the respective balance sheet dates. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at March 31, 2005 and September 30, 2004 were contract retentions totaling $39.3 million and $44.9 million, respectively. In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $39.9 million and $38.7 million at March 31, 2005 and September 30, 2004, respectively, of which approximately $33.8 million and $32.5 million, respectively, pertain to one claim on a waste incineration project performed in Europe. Although we have initiated litigation against the client and are seeking damages in excess of €43.4 million (approximately $56.3 million at March 31, 2005), there can be no certainty as to the ultimate outcome of our claim. Other than costs relating to this claim, we anticipate that a substantial portion of our unbilled receivables will be billed and collected over the next twelve months.

Amounts due from the United States federal government totaled $186.1 million and $154.5 million at March 31, 2005 and September 30, 2004, respectively.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	March 31, 2005	September 30, 2004
Land	$8,810	$7,990
Buildings	67,911	66,046
Equipment	241,925	240,325
Leasehold improvements	53,467	38,993
Construction in progress	6,298	11,130

	378,411	364,484
Accumulated depreciation and amortization	(222,198)	(213,302)

	$156,213	$151,182

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2005

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

Most of our contracts with government customers as well as certain contracts with commercial clients provide that contract costs (including indirect costs) are subject to audit and adjustment. For all such contracts, revenues have been recorded at the time services were performed based upon those amounts expected to be realized upon completion of the contracts.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2005

(continued)

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from the clients); and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned under the contracts with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. They do not, in and of themselves, present any risk of loss to us or to our partners. Our share of losses associated with the contracts held by our joint ventures, if and when they occur, has always been reflected in our consolidated financial statements.

In accordance with the provisions of FASB Interpretation No. 46R—Consolidation of Variable Interest Entities (“FIN 46”), we have analyzed our joint ventures and have classified them into two groups: those variable interest entities (“VIEs”) of which we are the primary beneficiary; and those VIEs of which we are not the primary beneficiary. In accordance with FIN 46, we apply the consolidation method of accounting for our investment in material VIEs of which we are the primary beneficiary.

At March 31, 2005, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $114.4 million and $95.9 million, respectively. At March 31, 2005, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $24.5 million and $28.2 million, respectively.

When we are directly responsible for subcontractor labor, or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during the three and six months ended March 31, 2005 and 2004 totaled $377.2 million and $711.8 million, and $219.6 million and $501.9 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2005

(continued)

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Service cost	$5,235	$1,343	$10,839	$2,642
Interest cost	8,821	4,126	17,825	8,109
Expected return on plan assets	(8,325)	(4,413)	(16,770)	(8,680)
Amortization of prior service cost	—	5	—	10
Amortization of net loss	1,554	1,173	3,147	2,329

Net periodic benefit cost	$7,284	$2,234	$15,040	$4,410

Most of the increase in net periodic pension cost for the three and six months ended March 31, 2005 as compared to the corresponding period last year relates to Babtie Group Limited (now, “Jacobs-Babtie”), a business we acquired during the fourth quarter of fiscal 2004.

During the six months ended March 31, 2005, we made cash contributions of approximately $15.5 million to our plans, and we expect to make cash contributions of an additional $15.9 million over the remaining two quarters of fiscal 2005.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Weighted average shares outstanding (denominator used to compute basic EPS)	56,953	55,995	56,848	55,932
Effect of employee and outside director stock options	1,491	1,348	1,356	1,417

Denominator used to compute diluted EPS	58,444	57,343	58,204	57,349

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2005

(continued)

Accounting for and Disclosure of Guarantees

At March 31, 2005, we had guaranteed the repayment of certain bank debt of an unconsolidated affiliate. The term of the guarantee is equal to the remaining term of the underlying debt, which is scheduled to terminate on July 31, 2005. We would be required to perform on the guarantee in the event of default by the primary obligor. The maximum potential amount of future payments we could be required to make under this guarantee at March 31, 2005 is $4.0 million.

Prior to fiscal 2004, we leased certain real property located in Houston, Texas (property consisting of office space which we use in our operations) from a VIE, which property was later sold to an unrelated third party that is not a VIE. Our lease agreement with the new owner of the property gives us the option to purchase the real property at the end of the lease term in 2011 for $49.0 million. We also have the right to request an extension of the lease, or we may assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term return payment obligation of $35.3 million.

We have determined that the aggregate fair value of the aforementioned financial guarantees was not significant at March 31, 2005.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, a reader of this MD&A should also read:

•	The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 22 through 25 of our 2004 Annual Report on Form 10-K, and the most current discussion of our significant accounting policies appears on pages F-7 through F-13 of our 2004 Form 10-K);

•	The Company’s fiscal 2004 audited consolidated financial statements and notes thereto included in its 2004 Form 10-K (beginning on page F-1 thereto); and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Form 10-K (beginning on page 21 thereto).

In this MD&A, we may make statements that are not based on historical fact. All such statements are “forward-looking statements” within the meaning of the “safe harbor” provisions of Private Securities Litigation Reform Act of 1995. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial and economic data, forward-looking statements are inherently uncertain, and we caution the reader of this MD&A that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements. A list of some of the factors most likely to occur that could cause actual results to differ from our forward-looking statements is presented on pages 31 through 32 of our 2004 Annual Report on Form 10-K, and is incorporated herein by reference. That list is not all-inclusive, and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We recorded net earnings of $35.7 million, or $0.61 per diluted share, for the second quarter of fiscal 2005 compared to net earnings of $34.8 million, or $0.61 per diluted share, for the second quarter of fiscal 2004. For the first six months of fiscal 2005, we recorded net earnings of $68.2 million, or $1.17 per diluted share, compared to net earnings of $68.6 million, or $1.20 per diluted share, for the corresponding period last year.

Total revenues for the second quarter ended March 31, 2005 increased by $259.3 million, or 23.1%, to $1.4 billion compared to $1.1 billion for the second quarter of fiscal 2004. Total revenues for the six months ended March 31, 2005 increased by $407.5 million, or 18.0%, to $2.7 billion compared to $2.3 billion for the corresponding period last year. In general, the increases in revenues were due to increased business activity from clients in the oil and gas and refining, federal programs, and chemicals and polymers industry groups and markets, combined with the additive effect of Jacobs-Babtie (discussed below). These increases were partially off-set by a decline in revenues from clients operating in the pharmaceuticals and biotechnology industries.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our results of operations for the three and six months ended March 31, 2005 include the results of operations of Babtie Group Limited (now, “Jacobs-Babtie”), a business we acquired during the fourth quarter of fiscal 2004. For the three months ended March 31, 2005, Jacobs-Babtie contributed approximately $83.5 million of revenues and approximately $22.9 million of selling, general and administrative (“SG&A”) expenses. For the six months ended March 31, 2005, Jacobs-Babtie contributed approximately $162.4 million of revenues and approximately $45.2 million of SG&A expenses. Included in Jacobs-Babtie’s SG&A expense for the three and six months ended March 31, 2005 is approximately $1.8 million and $3.6 million, respectively, of amortization expense relating to intangible assets. These intangible assets were acquired at the time of acquisition and were recorded in accordance with Statement of Financial Accounting Standards No. 141—Business Combinations.

Our income tax expense for the three and six months ended March 31, 2005 reflects a consolidated effective tax rate of 36%, one percent higher than the rate for all of fiscal 2004.

Our backlog increased $1.0 billion, or 13.0%, to $8.2 billion from $7.2 billion at March 31, 2004.

Our net cash balance (i.e., cash and cash equivalents less bank debt) decreased $21.2 million during the second quarter ended March 31, 2005, from $55.1 million at the beginning of the second quarter to $33.8 million at March 31, 2005. However, our net cash balance at March 31, 2005 was $13.8 million higher than the September 30, 2004 balance of $20.1 million. We believe our cash balances combined with a borrowing capacity of $290.0 million under our long-term, unsecured revolving credit facility provide sufficient capital resources for us to help fund our on-going operations as well as support our acquisition strategy. Strategic acquisitions have been and will continue to be an important part of maintaining our long-term growth.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the various types of services we provide for the three and six months ended March 31, 2005 and 2004 (in thousands):

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2005	2004	2005	2004
Project Services	$640,721	$510,213	$1,220,268	$1,017,157
Construction	427,825	419,244	836,236	802,142
Operations and Maintenance	223,203	131,089	457,251	317,358
Process, Scientific and Systems Consulting	91,446	63,338	152,740	122,356

	$1,383,195	$1,123,884	$2,666,495	$2,259,013

Certain amounts for fiscal year 2004 have been reclassified to conform to the current year presentation.

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and six months ended March 31, 2005 and 2004 (in thousands):

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2005	2004	2005	2004
Oil & Gas and Refining	$441,538	$287,314	$862,043	$582,458
Federal Programs	293,959	257,051	563,086	531,879
Pharmaceuticals and Biotechnology	128,016	195,161	269,515	369,149
Chemicals and Polymers	179,004	139,020	338,397	284,345
Buildings	134,544	78,554	247,755	168,265
Infrastructure	123,106	75,183	228,987	144,153
Technology and Manufacturing	29,067	59,459	58,411	116,356
Pulp and Paper	15,866	10,185	28,525	21,634
Other	38,095	21,957	69,776	40,774

	$1,383,195	$1,123,884	$2,666,495	$2,259,013

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations

Our results of operations for the three months and six months ended March 31, 2005 include those of Jacobs-Babtie, a business we acquired during the fourth quarter of fiscal 2004. As more fully discussed in our 2004 Form 10-K, Jacobs-Babtie is a leading provider of technical and professional services to clients in a number of industries including infrastructure, facilities, environmental and defense.

Results of Operations Excluding the Effects of Jacobs-Babtie:

•	Total revenues for the second quarter ended March 31, 2005 increased by $175.8 million or 15.6%, to $1.3 billion compared to $1.1 billion for the corresponding period in fiscal 2004;

•	Total revenues for the first six months of fiscal 2005 increased by $245.1 million, or 10.8%, to $2.5 billion compared to $2.3 billion for the corresponding period in fiscal 2004;

•	SG&A expense for the second quarter ended March 31, 2005 increased by $5.8 million or 5.1%, to $121.0 million compared to $115.1 million for the corresponding period in fiscal 2004;

•	SG&A expense for the first six months of fiscal 2005 increased by $9.7 million or 4.3%, to $234.7 million compared to $225.0 million for the corresponding period in fiscal 2004.

We recorded net earnings of $35.7 million, or $0.61 per diluted share, for the second quarter of fiscal 2005 compared to net earnings of $34.8 million, or $0.61 per diluted share, for the corresponding period last year. For the first half of fiscal 2005, we recorded net earnings of $68.2 million, or $1.17 per diluted share, compared to net earnings of $68.6 million, or $1.20 per diluted share, for the corresponding period last year.

Total revenues for the second quarter ended March 31, 2005 increased by $259.3 million, or 23.1%, to $1.4 billion compared to $1.1 billion for the second quarter of fiscal 2004. Total revenues for the six months ended March 31, 2005 increased by $407.5 million, or 18.0%, to $2.7 billion compared to $2.3 billion for the corresponding period last year. Jacobs-Babtie contributed $83.5 million and $162.4 million of revenues during the three-month and six-month periods ended March 31, 2005, respectively.

Also contributing to the increase in revenues during the three-month and six-month periods ended March 31, 2005 as compared to the corresponding periods last year was an increase in the level of pass-through costs. As more fully explained in our 2004 Form 10-K, the level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services, as well as on the normal ramping-up and winding-down of field services activities on construction and O&M projects. For the three months ended March 31, 2005, pass-through costs were $157.6 million higher than the amount for the corresponding period last year. For the six months ended March 31, 2005, pass-through costs were $209.9 million higher than the amount for the corresponding period last year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

As a percentage of revenues, direct costs of contracts were 85.4% for both the three and six months ended March 31, 2005. This compares to 85.1% and 85.4% for the three months and six months ended March 31, 2004, respectively. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. The increase in this percentage relationship during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was due primarily to the increase in pass-through costs described above.

Operating profit for the second quarter ended March 31, 2005 totaled $57.6 million (or 4.2% of revenues) compared to $52.8 million (or 4.7% of revenues) for the corresponding period last year. For the six months ended March 31, 2005, operating profit totaled $110.4 million (or 4.1% of revenues) compared to $105.2 million (or 4.7% of revenues) for the corresponding period last year. The decline in operating profit as a percentage of revenues was due primarily to the change in our business mix and the increase in pass-through costs, combined with the level of SG&A expense added by Jacobs-Babtie.

SG&A expenses for the three months ended March 31, 2005 increased $28.7 million, or 24.9%, to $143.8 million compared to $115.1 million for the three months ended March 31, 2004. For the six months ended March 31, 2005, SG&A expenses increased by $54.9 million, or 24.4%, to $279.9 million compared to $225.0 million for the six months ended March 31, 2004. The operations of Jacobs-Babtie contributed approximately $22.9 million and $45.2 million of SG&A expenses during the three months and six months ended March 31, 2005, respectively.

During the six months ended March 31, 2005, interest expense totaled $3.5 million compared to $1.6 million for the six months ended March 31, 2004. This increase is due primarily to the increased level of borrowings associated with the acquisition of Jacobs-Babtie. Amounts outstanding at March 31, 2005 under our $290.0 million long-term, unsecured revolving credit facility totaled $109.3 million bearing interest of 4.4%.

Our income tax expense for the three and six months ended March 31, 2005 reflects a consolidated effective tax rate of 36%; one percent higher than the rate for all of fiscal 2004. The higher tax rate takes into account the non-deductibility of the amortization of certain intangible assets we acquired with Jacobs-Babtie as well as a shift in earnings among our overseas operations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Backlog Information

Because certain contracts that we are awarded (for example, large engineering, procurement and construction projects as well as U.S. federal programs) can cause large increases to backlog in the fiscal period in which we recognize the award, and because many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. The following table summarizes our backlog at March 31, 2005 and 2004 (in millions):

	2005	2004
Technical professional services	$4,537.6	$3,614.0
Field services	3,690.3	3,609.7

Total	$8,227.9	$7,223.7

Our backlog increased $1.0 billion, or 13.9%, to $8.2 billion from $7.2 billion at March 31, 2004. Included in backlog at March 31, 2005 was approximately $379.0 million relating to Jacobs-Babtie. Also contributing to the growth in backlog were significant wins from clients in the oil and gas, U.S. federal programs, and infrastructure markets.

Liquidity and Capital Resources

We endeavor to finance our operations primarily through cash provided by operations. At March 31, 2005, our principal source of liquidity consisted of $155.1 million of cash and cash equivalents, and $180.7 million of available borrowing capacity under our $290.0 million long-term, unsecured revolving credit facility.

During the first half of fiscal 2005, our cash and cash equivalents increased by $55.1 million, to $155.1 million. This compares to a net increase of $45.8 million, to $172.0 million during the first half of fiscal 2004. During the first half of fiscal 2005, we experienced net cash inflows from operating activities and financing activities of $43.4 million and $40.9 million, respectively. These inflows were offset in part by net cash outflows from investing activities and the effect of exchange rate changes of $26.4 million and $2.9 million, respectively.

Our operations provided net cash of $32.0 million during the six months ended March 31, 2005 compared to $51.8 million during the corresponding period last year. In comparing the six months ended March 31, 2005 to the six months ended March 31, 2004, the timing of cash receipts and payments within our working capital accounts accounted for a $24.6 million decrease in cash flows from operations. Also contributing to the decline in cash flows was a $1.2 million change in deferred tax assets and a slight decrease in net earnings. These declines in cash flows from operations were partially offset by increases in certain non-cash expense items, principally a $1.8 million increase in depreciation of property, equipment and improvements and a $3.9 million increase in amortization of intangible assets, most of which relates to the acquisition of Jacobs-Babtie.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We used $26.4 million of cash for investing activities during the six months ended March 31, 2005. This compares to net cash outflows of $18.5 million during the corresponding period last year. Additions to property and equipment (net of disposals) for the six months ended March 31, 2005 totaled $22.4 million compared to net additions of $13.0 million for the corresponding period last year. The increase was due primarily to costs associated with certain office expansion activities within the United States.

Our financing activities provided net cash inflows of $52.3 million during the six months ended March 31, 2005. This compares to net cash inflows of $13.1 million during the corresponding period last year. The $39.2 million net increase in cash provided by financing activities during the current fiscal period as compared to last year was due primarily to increased borrowing activities, net of repayments.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the foreseeable future. We had $155.1 million in cash and cash equivalents at March 31, 2005, compared to $100.1 million at September 30, 2004, and $172.0 million a year ago. Our consolidated working capital position at March 31, 2005 was $497.8 million, compared to $397.6 million at September 30, 2004, and $450.9 million at March 31, 2004. We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity, under which $109.3 million was utilized at March 31, 2005 in the form of direct borrowings. We believe that the capacity, terms and conditions of our credit facility are adequate for our working capital and general business requirements. We also have $39.9 million available through committed short-term credit facilities, under which $12.0 million was outstanding at March 31, 2005 in the form of direct borrowings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only source for long-term credit is a $290.0 million unsecured revolving credit facility. The total amount outstanding under this facility at March 31, 2005 was $109.3 million. This agreement expires on January 29, 2010, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

The Company’s 2005 Annual Meeting of Shareholders was held at its headquarters on February 8, 2005, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated January 3, 2005, copies of which have been filed with the Commission pursuant to Regulation 14A.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

There were three matters voted upon by the stockholders at the Annual Meeting. Those matters were: (i) the election of three directors to hold office until the 2008 annual meeting; (ii) the approval of an amendment to the Company’s 1999 Stock Incentive Plan (the “1999 SIP”) increasing the number of authorized shares by 2.0 million and providing that no more than 50% of the increase, and any subsequent increase in the number of shares authorized under the plan, may be awarded in the form of restricted stock; and (iii) the approval of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending September 30, 2005.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

	Votes For	Votes Against or Withheld	Abstentions	Broker Non-votes
1. Election of Directors:
Dr. Dale R. Laurance	49,307,043	1,740,566	-0-	-0-
Linda Fayne Levinson	50,448,190	599,419	-0-	-0-
Craig L. Martin	50,237,845	809,764	-0-	-0-
2. Approval of the amendment to the 1999 SIP	36,170,529	6,867,540	850,436	7,159,104
3. Ratification of the Appointment of Ernst & Young LLP	50,128,095	800,861	118,653	-0-

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits.

10.1	Second Amendment to Credit Agreement dated January 31, 2005 among Jacobs Engineering Group Inc. and certain of its subsidiaries (as “Borrowers”), and the Bank of Nova Scotia, as Canadian Facility Agent, Bank of America, N.A. as Administrative Agent, and certain other lenders.

10.2	The Jacobs Engineering Group Inc. and Subsidiaries Incentive Bonus Plan for Officers and Key Mangers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ JOHN W. PROSSER, JR.
John W. Prosser, Jr. Executive Vice President Finance and Administration and Treasurer

Date: May 4, 2005