Form 10-Q
period 2005-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2005-08-09
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

☒  Yes - ☐  No

Number of shares of common stock outstanding at August 9, 2005: 57,850,116

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2005 (Unaudited)	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$201,740	$100,075
Receivables	1,044,257	902,444
Deferred income taxes	62,084	59,159
Prepaid expenses and other	24,303	21,835

Total current assets	1,332,384	1,083,513

Property, Equipment and Improvements, Net	155,218	151,182

Other Non-current Assets:
Goodwill	547,886	547,601
Other	274,139	288,748

Total other non-current assets	822,025	836,349

	$2,309,627	$2,071,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$11,373	$1,257
Accounts payable	253,698	195,918
Accrued liabilities	394,448	377,168
Billings in excess of costs	116,959	103,750
Income taxes payable	13,126	7,821

Total current liabilities	789,604	685,914

Long-term Debt	103,200	78,758

Other Deferred Liabilities	270,277	295,689

Minority Interest	6,434	5,656

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 100,000,000 shares; 57,673,549 shares issued and outstanding at June 30, 2005; 56,698,514 shares issued and outstanding at September 30, 2004	57,674	56,699
Additional paid-in capital	214,477	174,563
Retained earnings	920,039	820,468
Accumulated other comprehensive loss	(45,473)	(43,942)

	1,146,717	1,007,788
Unearned compensation	(6,605)	(2,761)

Total stockholders’ equity	1,140,112	1,005,027

	$2,309,627	$2,071,044

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues	$1,449,047	$1,119,536	$4,115,542	$3,378,549
Costs and Expenses:
Direct costs of contracts	(1,240,170)	(960,418)	(3,516,451)	(2,889,257)
Selling, general and administrative expenses	(145,104)	(112,487)	(424,960)	(337,458)

Operating Profit	63,773	46,631	174,131	151,834

Other Income (Expense):
Interest income	1,114	573	2,901	2,117
Interest expense	(1,486)	(649)	(5,028)	(2,221)
Miscellaneous expense, net	(825)	(509)	(2,878)	(184)

Total other expense, net	(1,197)	(585)	(5,005)	(288)

Earnings Before Taxes	62,576	46,046	169,126	151,546
Income Tax Expense	(22,526)	(16,116)	(60,886)	(53,041)

Net Earnings	$40,050	$29,930	$108,240	$98,505

Net Earnings Per Share:
Basic	$0.70	$0.53	$1.90	$1.76
Diluted	$0.68	$0.52	$1.85	$1.72

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004
Net Earnings	$40,050	$29,930	$108,240	$98,505

Other Comprehensive Income (Loss):
Relating to marketable securities:
Unrealized holding losses on securities	—	—	—	(71)
Less: reclassification adjustment for gains realized in net earnings	—	—	—	(117)

Unrealized losses on securities, net of reclassification adjustment	—	—	—	(188)
Foreign currency translation adjustments	(1,178)	(504)	657	9,458
Minimum pension liability adjustment	—	—	—	(14,761)
Loss on cash flow hedge	(2,066)	—	(3,293)	—

Other Comprehensive Loss Before Taxes	(3,244)	(504)	(2,636)	(5,491)
Income Tax Benefit Relating to Other Comprehensive Loss	675	—	1,105	5,234

Other Comprehensive Income (Loss)	(2,569)	(504)	(1,531)	257

Total Comprehensive Income	$37,481	$29,426	$106,709	$98,248

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net earnings	$108,240	$98,505
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	28,512	25,442
Intangible assets	5,727	—
Restricted stock	678	584
Net losses (gains) on sales of assets	269	(125)
Changes in certain assets and liabilities:
Receivables	(143,055)	(37,521)
Prepaid expenses and other current assets	(2,572)	(9,529)
Accounts payable	59,943	(9,717)
Accrued liabilities	(1,052)	13,129
Billings in excess of costs	14,446	(13,403)
Income taxes payable	11,987	672
Deferred income taxes	(1,860)	(1,431)
Other, net	533	—

Net cash provided by operations	81,796	66,606

Cash Flows from Investing Activities:
Additions to property, equipment and improvements	(33,490)	(24,596)
Disposals of property, equipment and improvements	905	3,155
Purchases of investments, net	1,165	(12,385)
Net increase in other, non-current assets	(3,720)	(11,161)

Net cash used for investing activities	(35,140)	(44,987)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	64,281	182,151
Repayments of long-term borrowings	(38,486)	(176,320)
Borrowings under short-term credit facilities	10,687	1,420
Proceeds from issuances of common stock	26,852	15,068
Other, net	(2,469)	1,327

Net cash provided by financing activities	60,865	23,646

Effect of Exchange Rate Changes	(5,856)	1,882

Increase in Cash and Cash Equivalents	101,665	47,147
Cash and Cash Equivalents at the Beginning of the Period	100,075	126,155

Cash and Cash Equivalents at the End of the Period	$201,740	$173,302

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2005

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 30, 2005 and September 30, 2004 and, where applicable, the three and nine month periods ended June 30, 2005 and 2004.

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

Stock-Based Compensation

We account for stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25—Accounting for Stock Issued to Employees (“APB 25”).

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2005

(continued)

The following table presents the pro forma effects on net earnings and earnings per share for each of the periods presented assuming we had applied the fair value recognition provisions of SFAS 123, as amended (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$40,050	$29,930	$108,240	$98,505
Fair value of stock-based compensation, net of tax	(3,445)	(3,687)	(14,939)	(11,317)

Pro forma net earnings	$36,605	$26,243	$93,301	$87,188

Earnings per share:
Basic:
As reported	$0.70	$0.53	$1.90	$1.76
Pro forma	$0.64	$0.47	$1.64	$1.56

Diluted:
As reported	$0.68	$0.52	$1.85	$1.72
Pro forma	$0.62	$0.46	$1.60	$1.52

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

Adoption of SFAS 123(R) was initially required as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission adopted a rule that defers the effective date of SFAS 123(R) for the Company to October 1, 2005. The Company is evaluating the potential impact of SFAS 123(R) and the transition method that we choose to apply.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2005

(continued)

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at June 30, 2005 and September 30, 2004 were $540.1 million and $450.8 million, respectively, of unbilled receivables, which represent amounts earned and reimbursable under contracts in progress at the respective balance sheet dates. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at June 30, 2005 and September 30, 2004 were contract retentions totaling $36.8 million and $44.9 million, respectively. In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Such amounts totaled $39.7 million and $38.7 million at June 30, 2005 and September 30, 2004, respectively, of which approximately $31.4 million and $32.5 million, respectively, pertain to one claim on a waste incineration project performed in Europe (due to the timing of when the claim may be settled, this claim is included in “Other Non-current Assets” in the accompanying consolidated balance sheets). Although we have initiated litigation against the client and are seeking damages in excess of €43.4 million (approximately $52.4 million at June 30, 2005), there can be no certainty as to the ultimate outcome of our claim. Other than costs relating to this claim, we anticipate that a substantial portion of our unbilled receivables will be billed and collected over the next twelve months.

Amounts due from the United States federal government totaled $203.3 million and $154.5 million at June 30, 2005 and September 30, 2004, respectively.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	June 30, 2005	September 30, 2004
Land	$8,821	$7,990
Buildings	67,274	66,046
Equipment	235,854	240,325
Leasehold improvements	40,742	38,993
Construction in progress	19,367	11,130

	372,058	364,484
Accumulated depreciation and amortization	(216,840)	(213,302)

	$155,218	$151,182

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2005

(continued)

Revenue Accounting for Contracts / Accounting for Joint Ventures

In general, we recognize revenues at the time services are performed, as follows:

•	On cost-reimbursable contracts, revenue is recognized as costs are incurred, and includes applicable fees earned through the date services are provided.

•	On fixed-price contracts, revenues are recorded using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards.

In addition to reimbursement of costs, many of our engineering and construction contracts provide for a fee. The fee could be a fixed amount, or it may be a percentage of certain costs incurred under the contract. In some of the markets we serve it is not uncommon for cost-reimbursable contracts to include incentive-fee arrangements. Typically, such incentive fees are predicated on achieving one or more targets (such as completion date, total cost, or other performance criteria), and may not be payable until completion of the related project. For contracts containing incentive fee arrangements, we include an estimate of the amount of incentive fee we expect to earn in determining total contract value. Failure to meet the targets could result in the reversal of previously recognized incentive fees.

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

JUNE 30, 2005

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

At June 30, 2005, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $105.2 million and $91.0 million, respectively. At June 30, 2005, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $26.4 million and $30.9 million, respectively.

When we are directly responsible for subcontractor labor, or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during the three and nine months ended June 30, 2005 and 2004 totaled $387.9 million and $1,098.6 million, and $300.3 million and $802.2 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2005

(continued)

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Service cost	$5,238	$1,328	$16,076	$3,969
Interest cost	8,699	4,076	26,524	12,185
Expected return on plan assets	(8,202)	(4,362)	(24,973)	(13,042)
Amortization of unrecognized items	1,544	1,172	4,691	3,511

Net periodic benefit cost	$7,279	$2,214	$22,318	$6,623

Most of the increase in net periodic pension cost for the three and nine months ended June 30, 2005 as compared to the corresponding period last year relates to Babtie Group Limited (now, “Jacobs-Babtie”), a business we acquired during the fourth quarter of fiscal 2004.

During the nine months ended June 30, 2005, we made cash contributions of approximately $22.2 million to our plans, and we expect to make cash contributions of an additional $17.5 million during the final quarter of fiscal 2005.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding (denominator used to compute basic EPS)	57,447	56,274	57,038	56,037
Effect of employee and outside director stock options	1,435	1,281	1,389	1,377

Denominator used to compute diluted EPS	58,882	57,555	58,427	57,414

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2005

(continued)

Accounting for and Disclosure of Guarantees

At June 30, 2005, we had guaranteed the repayment of certain bank debt of an unconsolidated affiliate. The term of the guarantee is equal to the remaining term of the underlying debt, which is scheduled to terminate on July 31, 2006. We would be required to perform on the guarantee in the event of default by the primary obligor. The maximum potential amount of future payments we could be required to make under this guarantee at June 30, 2005 is $6.0 million.

We lease certain real property located in Houston, Texas (property consisting of office space which we use in our operations). The lease agreement gives us the option to purchase the real property at the end of the lease term in 2011 for $49.0 million. We also have the right to request an extension of the lease, or we may assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term residual value guarantee of $35.3 million.

We have determined that the aggregate fair value of the aforementioned financial guarantees was not significant at June 30, 2005.

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

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, a reader of this MD&A should also read:

•	The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 22 through 25 of our 2004 Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and the most current discussion of our significant accounting policies appears on pages F-7 through F-13 of our 2004 Form 10-K);

•	The Company’s fiscal 2004 audited consolidated financial statements and notes thereto included in its 2004 Form 10-K (beginning on page F-1 thereto); and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Form 10-K (beginning on page 21 thereto).

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

MD&A Overview

The following list sets forth a general overview of the more significant changes in our financial condition and results of operations for certain periods of fiscal 2005 as compared to the corresponding periods of fiscal 2004.

•	For the third quarter ended June 30, 2005 we recorded net earnings of $40.1 million, or $0.68 per diluted share. This compares to net earnings of $29.9 million, or $0.52 per diluted share, for the third quarter of fiscal 2004;

•	For the nine months ended June 30, 2005 we recorded net earnings of $108.2 million, or $1.85 per diluted share. This compares to net earnings of $98.5 million, or $1.72 per diluted share, for the corresponding period last year;

•	Total revenues for the third quarter ended June 30, 2005 increased by $329.5 million, or 29.4%, to $1.4 billion compared to $1.1 billion for the third quarter of fiscal 2004;

•	Total revenues for the nine months ended June 30, 2005 increased by $737.0 million, or 21.8%, to $4.1 billion compared to $3.4 billion for the corresponding period last year;

•	The consolidated effective income tax rate was 36% for both the three and nine months ended June 30, 2005, versus 34% for each of the corresponding periods last year;

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

•	Total backlog at June 30, 2005 increased $1.4 billion, or 19.7%, to $8.4 billion from $7.0 billion at June 30, 2004;

•	Cash and cash equivalents increased $101.7 million during the nine months ended June 30, 2005 as compared to a net increase of $47.1 million during the corresponding period last year;

•	Our net cash balance (i.e., cash and cash equivalents less bank debt) increased $53.4 million during the third quarter ended June 30, 2005, from $33.8 million at the beginning of the third quarter to $87.2 million at June 30, 2005.

In general, the increases in revenues relate to increased business activity from clients in the oil and gas and refining, federal programs, and chemicals and polymers industry groups and markets, combined with the additive effect of the Babtie Group Limited (now, “Jacobs-Babtie”), a business we acquired during the fourth quarter of fiscal 2004.

Results of Operations

Our results of operations for the three months and nine months ended June 30, 2005 include those of Jacobs-Babtie. Jacobs-Babtie is a leading provider of technical and professional services to clients in a number of industries including infrastructure, facilities, environmental and defense.

Total revenues for the three months and nine months ended June 30, 2005 and 2004 by the various types of services we provide follows (in thousands):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2005	2004	2005	2004
Project Services	$628,636	$487,726	$1,848,904	$1,504,883
Construction	472,085	350,689	1,308,320	1,152,831
Operations and Maintenance	235,246	219,564	692,497	536,922
Process, Scientific and Systems Consulting	113,080	61,557	265,821	183,913

	$1,449,047	$1,119,536	$4,115,542	$3,378,549

Certain amounts for fiscal year 2004 have been reclassified to conform to the current year presentation.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Total revenues for the three months and nine months ended June 30, 2005 and 2004 by the industry groups and markets in which our clients operate follows (in thousands):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2005	2004	2005	2004
Oil & Gas and Refining	$499,615	$331,911	$1,361,658	$914,369
Federal Programs	302,073	246,184	865,159	778,063
Pharmaceuticals and Biotechnology	140,040	175,518	409,555	544,667
Chemicals and Polymers	192,338	126,182	530,735	410,527
Buildings	114,684	86,424	362,439	254,689
Infrastructure	119,389	67,855	348,376	212,008
Technology and Manufacturing	27,831	45,809	86,242	162,165
Pulp and Paper	16,457	9,983	44,982	31,617
Other	36,620	29,670	106,396	70,444

	$1,449,047	$1,119,536	$4,115,542	$3,378,549

Total revenues for the third quarter ended June 30, 2005 increased by $329.5 million, or 29.4%, to $1.4 billion compared to $1.1 billion for the third quarter of fiscal 2004. Total revenues for the nine months ended June 30, 2005 increased by $737.0 million, or 21.8%, to $4.1 billion compared to $3.4 billion for the corresponding period last year.

In general, the increases in revenues relate to increased business activity from clients in the oil and gas and refining, federal programs, and chemicals and polymers industry groups and markets, combined with the additive effect of Jacobs-Babtie. Jacobs-Babtie contributed approximately $80.5 million and $242.9 million of revenues during the three months and nine months ended June 30, 2005, respectively.

Also contributing to the increase in revenues during the three months and nine months ended June 30, 2005 as compared to the corresponding periods last year was an increase in the level of pass-through costs. As more fully explained in our 2004 Form 10-K, the level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services, as well as on the normal ramping-up and winding-down of field services activities on construction and O&M projects. For the three months ended June 30, 2005, pass-through costs were approximately $87.6 million higher than the amount for the corresponding period last year. For the nine months ended June 30, 2005, pass-through costs were approximately $296.4 million higher as compared to the corresponding period last year.

As a percentage of revenues, direct costs of contracts were 85.6% and 85.4% for the three months and nine months ended June 30, 2005, respectively. This compares to 85.8% and 85.5% for the three months and nine months ended June 30, 2004, respectively. The percentage relationship between direct costs of contracts and revenues fluctuates between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. The improvement in this percentage relationship during the three months ended June 30, 2005 as compared to the corresponding periods last year was due primarily to a proportionally higher amount of our total business volume coming from technical professional services relative to field services. Also contributing to the improvement for the current quarter was a slight increase in performance fees recognized.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SG&A expenses for the three months ended June 30, 2005 increased $32.6 million, or 29.0%, to $145.1 million compared to $112.5 million for the three months ended June 30, 2004. For the nine months ended June 30, 2005, SG&A expenses increased by $87.5 million, or 25.9%, to $425.0 million compared to $337.5 million for the nine months ended June 30, 2004. The operations of Jacobs-Babtie contributed approximately $23.3 million and $68.4 million of SG&A expenses during the three months and nine months ended June 30, 2005, respectively. Included in Jacobs-Babtie’s SG&A expenses for the three and nine months ended June 30, 2005 was approximately $1.8 million and $5.5 million, respectively, of amortization expense relating to certain intangible assets that were acquired at the time of acquisition and recorded in accordance with Statement of Financial Accounting Standards No. 141—Business Combinations.

Operating profit for the third quarter ended June 30, 2005 increased $17.1 million, or 36.8%, to $63.8 million compared to $46.6 million for the corresponding period last year. For the nine months ended June 30, 2005, operating profit increased $22.3 million, or 14.7%, to $174.1 million compared to $151.8 million for the corresponding period last year. The increases in operating profit during the three and nine months ended June 30, 2005 as compared to the corresponding periods last year were due primarily to an increase in business volume combined with the additive effect of Jacobs-Babtie.

For the nine months ended June 30, 2005, interest expense totaled $5.0 million compared to $2.2 million for the nine months ended June 30, 2004. This increase was due primarily to the increased level of borrowings associated with the acquisition of Jacobs-Babtie. Amounts outstanding at June 30, 2005 under our $290.0 million long-term, unsecured revolving credit facility totaled $103.2 million bearing interest of 4.34%.

Our income tax expense for the three and nine months ended June 30, 2005 reflects a consolidated effective tax rate of 36%; one percent higher than the rate for all of fiscal 2004. The higher tax rate takes into account the non-deductibility of the amortization of certain intangible assets we acquired with Jacobs-Babtie as well as a shift in earnings among our overseas operations.

We recorded net earnings of $40.1 million, or $0.68 per diluted share, for the third quarter of fiscal 2005 compared to net earnings of $29.9 million, or $0.52 per diluted share, for the corresponding period last year. For the nine months ended June 30, 2005, we recorded net earnings of $108.2 million, or $1.85 per diluted share, compared to net earnings of $98.5 million, or $1.72 per diluted share, for the corresponding period last year.

Backlog Information

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

Because certain contracts (for example, contracts relating to large engineering, procurement and construction projects as well as U.S. federal programs) can cause large increases to backlog in the fiscal period in which we recognize the award, and because many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. The following table summarizes our backlog at June 30, 2005 and 2004 (in millions):

	2005	2004
Technical professional services	$4,198.8	$3,648.2
Field services	4,204.5	3,374.5

Total	$8,403.3	$7,022.7

Our backlog increased $1.4 billion, or 19.7%, to $8.4 billion from $7.0 billion at June 30, 2004. Contributing to the increase in backlog were significant wins from clients in the oil and gas and refining, and federal programs industry groups and markets, combined with backlog attributable to Jacobs-Babtie (approximately $325.0 million at June 30, 2005). During the third quarter ended June 30, 2005, in connection with our periodic review of the realization of capacity within our public sector task order type projects, we removed approximately $150.0 million of technical professional services from previously reported backlog. Additionally, we have reclassified approximately $250.0 million of previously reported backlog from technical professional services to field services.

Liquidity and Capital Resources

At June 30, 2005, our principal source of liquidity consisted of $201.7 million of cash and cash equivalents, and $186.8 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

During the nine months ended June 30, 2005, our cash and cash equivalents increased by $101.7 million, to $201.7 million. This compares to a net increase in cash and cash equivalents of $47.1 million, to $173.3 million, during the corresponding period last year. During the nine months ended June 30, 2005, we experienced net cash inflows from operating activities and financing activities of $81.8 million and $60.9 million, respectively. These inflows were offset in part by net cash outflows from investing activities and the effect of exchange rate changes of $35.1 million and $5.9 million, respectively.

Our operations provided net cash of $81.8 million during the nine months ended June 30, 2005 compared to $66.6 million for the corresponding period last year. The $15.2 million increase in cash provided by operations during the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004 was due primarily to an increase in net earnings of $9.7 million and from certain non-cash expense items; principally, a $3.1 million increase in depreciation of property, equipment and improvements and a $5.7 million increase in amortization of certain intangible assets, most of which relate to the acquisition of Jacobs-Babtie. The timing of cash receipts and payments within our working capital accounts accounted for a $3.9 million decrease in cash flows from operations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We used $35.1 million of cash for investing activities during the nine months ended June 30, 2005. This compares to net cash outflows of $45.0 million during the corresponding period last year. Additions to property and equipment (net of disposals) for the nine months ended June 30, 2005 totaled $32.6 million compared to net additions of $21.4 million for the corresponding period last year. The increase was due primarily to costs associated with certain office expansion activities within the United States.

Our financing activities provided net cash inflows of $60.9 million during the nine months ended June 30, 2005. This compares to net cash inflows of $23.6 million during the corresponding period last year. The $37.3 million net increase in cash provided by financing activities during the current fiscal period as compared to last year was due primarily to increased borrowing activities, net of repayments, and capital raised through our employee stock ownership programs.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the foreseeable future. We had $201.7 million in cash and cash equivalents at June 30, 2005, compared to $100.1 million at September 30, 2004, and $173.3 million a year ago. Our consolidated working capital position at June 30, 2005 was $542.8 million, compared to $397.6 million at September 30, 2004, and $473.7 million at June 30, 2004. We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity, under which $103.2 million was utilized at June 30, 2005 in the form of direct borrowings. We believe that the capacity, terms and conditions of our credit facility are adequate for our working capital and general business requirements. We also have $35.3 million available through committed short-term credit facilities, under which $11.4 million was outstanding at June 30, 2005 in the form of direct borrowings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, our results of operations are exposed primarily to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only source for long-term credit is a $290.0 million unsecured revolving credit facility. The total amount outstanding under this facility at June 30, 2005 was $103.2 million. This agreement expires on January 29, 2010, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. In connection with the acquisition of the Babtie Group Limited (“Jacobs-Babtie”), we entered into an interest rate swap agreement with a large, U.S. bank relating to a £34.0 million (approximately $60.8 million) loan made under our revolving credit facility. We have determined that this contract qualifies as an effective hedge under the provisions of SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Also in connection with the acquisition of Jacobs-Babtie, we entered into a forward contract with a large, U.S. bank in the notional amount of £39.9 million (approximately $73.4 million). The purpose of the contract was to hedge the Company’s foreign currency exchange exposure on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Regardless of the degree to which the value of British Sterling may decline against the U.S. Dollar, the maximum potential effect on our earnings is limited to $5.0 million. The forward contract qualifies as a cash flow hedge under the provisions SFAS No. 133.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Item 3 of Part I of the Company’s 2004 Annual Report on Form 10-K, which is incorporated herein by reference.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ John W. Prosser, Jr.

John W. Prosser, Jr.
Executive Vice President
Finance and Administration

Date: August 9, 2005