Form 10-K
period 2005-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2005-12-13
CIK 52988

2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005	Commission File No. 1-7463

Jacobs Engineering Group Inc.

Delaware	95-4081636
State of Incorporation	IRS Employer Identification Number

1111 South Arroyo Parkway Pasadena, California 91105	(626) 578-3500
Address of principal executive offices	Telephone Number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  ☒  Yes  ☐  No

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐  Yes  ☒  No

There were 58,179,603 shares of common stock outstanding as of December 12, 2005. The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $2.98 billion as of March 31, 2005, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement issued in connection with its 2006 Annual Meeting of Shareholders (Part III).

JACOBS ENGINEERING GROUP INC.

Fiscal 2005 Annual Report on Form 10-K

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

We concentrate our services on selected industry groups and markets including oil and gas exploration, production, and refining; programs for various federal governments; pharmaceuticals and biotechnology; chemicals and polymers; buildings (which includes projects in the fields of health care and education as well as civic, governmental, and other buildings); infrastructure; technology and manufacturing; and pulp and paper, among others.

Business Strategy

General

There are four major components of our business strategy: a relationship-based approach to client interactions, safety, a strong focus on cost control, and an organizational structure that facilitates efficient project management and execution.

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

Safety

Key to the success of our business strategy is our intense and uncompromising focus on safety. Maintaining safe work environments has long been a mutual and unequivocal condition of the relationship we have with our employees. It is also a paramount issue in our dealings with our clients, and our safety program is a fundamental element of our overall approach to risk management. A safe work environment is critical to our long-term success and growth. We maintain a centralized quality and safety group to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs as well. Safe job sites and office environments, on the other hand, benefit our clients, promote employee morale, and enhance the long-term relationships we have with our clients, employees, and business partners.

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

Organizational Structure

Our organizational structure and integrated system for delivering our services is another key component of our business strategy. Our operating units generally use a matrix organizational structure whereby our project management functions are supported by our various technical engineering, design and construction disciplines that are necessary to effectively execute long-term engineering and construction contracts. Crucial functions, such as project controls and procurement, are local to each of our major offices and serve operations by providing specialized services required by projects. In addition, we actively employ a boundaryless approach to the way we serve our clients. Our operating groups do not compete against each other for contracts. Rather, our organizational structure encourages our operating groups to work cohesively while simultaneously helping to reduce costs and promote an efficient delivery system for all of our services. Our multidomestic geographic strategy supports our approach by allowing each office to compete in the local market place while supporting the needs of global clients in partnership with our global network.

The Role of Acquisitions in Our Business Strategy

Our relationship-based business model is a significant driver of our acquisition strategy. When we review potential acquisition targets, we are conscious of the effect the acquisition may have on our client base. We favor acquisitions that allow us to expand or enhance the range of services we provide our clients, and/or gain access to new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our major clients. The following is a brief description of some of our key mergers and acquisitions over the past five years:

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

Services Provided

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

The following table sets forth our revenues from each of our four service categories for each of the five fiscal years ended September 30 (in thousands of dollars):

	2005	2004	2003	2002	2001
Project Services	$2,469,879	$2,060,288	$1,894,777	$1,977,173	$1,807,831
Construction	1,884,066	1,581,023	1,751,875	1,775,562	1,569,781
Operations and Maintenance	895,356	704,206	743,094	626,559	445,742
Process, Scientific and Systems Consulting	385,700	248,718	225,855	176,367	133,639

	$5,635,001	$4,594,235	$4,615,601	$4,555,661	$3,956,993

Certain amounts for fiscal years 2003 and 2002 have been reclassified to conform to the current year presentation.

Project Services

We employ all of the engineering, design, architectural, and related disciplines necessary to design and engineer modern process plants (including projects for clients in the chemicals and polymers, pharmaceuticals and biotechnology, oil & gas, refining, food and consumer products, and basic resources industries); buildings (including facilities in the health care, education, and criminal justice markets, as well as other buildings for clients in the private sector); infrastructure projects (including highways, roads, bridges, and other transportation systems, and wastewater treatment and similar facilities); technology and manufacturing facilities (for clients in the semiconductor, electronics, automotive, aerospace, and defense industries); pulp and paper plants; and other facilities. We also employ many of the requisite scientific, technical, and program management capabilities necessary to provide program integration, testing, and evaluation services for clients in the defense and aerospace industries; for the United States Department of Defense (“DOD”) in support of information systems for weapons acquisition centers; and for various agencies of the United States federal government in support of environmental programs.

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

This category also includes plant maintenance services, which generally involves the tasks required to keep a plant (typically a refinery or chemical plant) in day-to-day operation. This would include the repair and replacement of pumps, piping, heat exchangers, and other equipment as well as “turnaround” work, which involves major refurbishment that can only be performed when the plant is shut down. Since shutdowns are expensive to the owners of the plant, turnaround work often requires maximizing the number of skilled craft personnel that can work efficiently on a project on a 24-hours-per-day, seven-days-per-week basis. We use sophisticated computer scheduling and programming to complete turnaround projects quickly, and we maintain contact with a large pool of skilled craft personnel we can hire as needed on maintenance and turnaround projects.

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

Our operating units use a matrix organizational structure. Our results, therefore, are dependent on groups representing technical disciplines (e.g., electrical engineering, mechanical engineering, cost engineering, etc.) supporting project management personnel (who maintain the relationship between us and our clients, and who are ultimately responsible for delivering projects to our clients safely, on time, and on budget). Additionally, all of our operating regions and divisions use common tools, policies, and procedures to manage and run their respective businesses. These include practices concerning such things as project review meetings, project performance evaluations, and project execution plans.

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

Industry Groups and Markets

We focus our services on clients that operate in the following industry groups and markets: oil and gas exploration, production, and refining; United States federal programs; chemicals and polymers; pharmaceuticals and biotechnology; infrastructure; buildings (both public and private sector); technology and manufacturing; and pulp and paper. We also provide services to clients in other industries and markets, such as food and consumer products, and basic resources (e.g., mining, minerals, and fertilizers), among others. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources and help to mitigate the negative effects of a downturn in a single industry.

The following table sets forth our revenues from each of these industry groups and markets for each of the five fiscal years ended September 30 (in thousands of dollars):

	2005	2004	2003	2002	2001
Oil & Gas and Refining	$1,957,471	$1,270,468	$1,093,047	$1,088,758	$451,103
Federal Programs	1,160,664	1,051,016	1,070,740	973,514	732,362
Chemicals and Polymers	737,872	559,733	559,166	556,011	653,573
Pharmaceuticals and Biotechnology	514,836	713,566	652,036	879,747	715,407
Infrastructure	464,400	304,977	288,193	325,029	246,420
Buildings	462,147	354,742	352,998	349,858	457,488
Technology and Manufacturing	118,059	203,579	464,589	187,432	332,995
Pulp and Paper	63,562	42,339	58,076	72,350	182,456
Other	155,990	93,815	76,756	122,962	185,189

	$5,635,001	$4,594,235	$4,615,601	$4,555,661	$3,956,993

Oil & Gas and Refining

We provide our full line of traditional engineering, design, construction, and construction management services to our clients in the upstream (exploration and development) and downstream (production and refining) areas of this market. Typical projects in this area include new design and construction, revamps or expansions of existing plants, upgrades of individual process units within refineries, and maintenance services. We also provide a broad range of consulting services to our clients including process assessments, facility appraisals, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services.

Historically, revenues from our hydrocarbon business related primarily to projects associated with petroleum refining and the processes and technologies required for the conversion of crude oil and gas into petroleum fuels, chemical feedstocks, and lubricants. More recently, our services and the types of projects we perform have expanded to include the upstream and downstream sectors of the oil and gas industry. These projects include heavy oil processing projects (e.g., oil sands extraction projects); projects involving oil recovery through steam injection; and gas treating, gas gathering, and gas storage projects including extraction of commercially valuable elements of the gas stream. A new area of focus is off-shore production, where we are actively pursuing project opportunities in engineering and design of topside facilities. Higher energy prices and the reduction of traditional reserves are driving the development of new reserves and the expansion of existing ones. We are actively supporting our clients in these initiatives in North America, the Middle East, and Asia.

Government regulations continue to influence the need for project services by our clients in the refining industry. We see ongoing project activity in refining due to Tier II gasoline and on-road Ultra Low Sulfur Diesel requirements. We believe new regulations, such as off-road Ultra Low Sulfur Diesel, and new ambient air quality standards for ozone and particulates will drive new investment requirements in the industry over the next several years. We are actively involved in such regulatory-based projects. We believe we are uniquely positioned to benefit from increased capital spending in this area due to our proprietary sulphur removal technology (Super Claus), which has a significant share of the market for installed capacity.

Refineries are also responding to changes in feedstock price and availability as well as the product market. This is leading to investment to facilitate the processing of heavier crude with higher sulphur content and the production of a different product slate, particularly in response to increased demand for diesel. Our offices in North American and Europe are very involved in this market.

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

We provide maintenance services to our clients in the refining industry. We have also established a number of formal alliances with various clients in the refining industry. Some of these alliances are both domestic-U.S. and international in scope.

In this industry group we also include power generation and cogeneration power projects. While this is not a major focus for us, we provide design, engineering, procurement, construction and construction management, and maintenance services to our clients in the power generation and supply industry. Typical projects in this area include simple and combined cycle power projects, cogeneration power plants, aeroderivative and industrial gas turbines, and emergency power generation stations. The industry is now focusing on gasification, as high energy prices, the need for hydrogen and power, availability of lower priced solid fuels, and the potential to sequester CO² emissions make this technology a new area for project development.

Federal Programs

We categorize our Federal Programs as generally relating to environmental, aerospace and defense, or building programs.

Environmental

We are one of the leading providers of environmental engineering and consulting services in the United States and abroad, including hazardous and nuclear waste management and site cleanup and closure. Many of our projects for the United States federal government span over many years. Our projects within this market relate to many major federal and state environmental statutes, with particular emphasis on the Comprehensive Environmental Response Compensation and Liability Act and the Resource Conservation and Recovery Act (“CERCLA”). We currently provide environmental investigation, restoration, engineering, construction, and site operations and maintenance services to a number of United States federal government agencies, including the Department of Energy (“DOE”) and the Department of Defense (“DOD”).

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

As part of our support to our clients, we provide asset management services in the form of infrastructure operations and maintenance. This is an integral part of our services for the DOE at the Oak Ridge Environmental Management sites and at the Rocky Flats Environmental Technology Site. Asset management also includes building closures, which involve deactivation, decommissioning, and demolition of government facilities. We are also providing these services to the government of the United Kingdom in support of its nuclear decommissioning program.

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

We provide a broad range of engineering, science, and technical support services to seven NASA centers, delivering support to virtually every major space program including the International Space Station, space shuttle recertification, space observatories, aerospace transportation systems, space propulsion systems, advanced materials research, and advanced research and development activities such as protein crystal growth experiments for the development of new drugs and vaccines. We also provide operations and maintenance services for NASA aerospace and propulsion research test facilities.

Buildings

Also included in Federal Programs are revenues from projects relating to building programs we perform for certain agencies of the United States federal government. We provide a wide range of architectural, engineering, construction, and design-build services to agencies such as the Federal Aviation Administration (“FAA”), the General Services Administration (“GSA”), the United States Departments of State, Treasury, Agriculture, and DOD, among others. Typical projects include the renovation and modernization of terminal radar control centers, air traffic control towers, and other facilities for the FAA. We also provide architectural and engineering services for the United States Pentagon renovation program as well as planning and design services for Internal Revenue Service offices and customer service centers nationwide. More recent contract awards require us to provide design and program management services in connection with certain homeland security initiatives for the GSA and the Department of Homeland Security. We are providing design/build services for the DOD on military family housing; quality of life projects; training, maintenance, and readiness facilities; and command and control centers.

Chemicals and Polymers

The chemicals and polymers industries remain an important element to our overall growth. This market, which is on an upswing after an extended flat period, continues to be an essential part of our diversified business. We continue to expand our presence globally to better meet the needs of our clients as they increase their operations internationally with strong focus in the Middle East and Asia.

The types of projects we execute for our clients in these industries include feedstock synthesis, chemical synthesis, and polymerization. This includes high-pressure processes for the production of industrial chemicals and low-pressure multi-product processes for the production of specialty and fine chemicals. We have extensive knowledge of, and experience with, advanced polymerization reactions and state-of-the-art, post-reactor processing techniques.

Another important aspect of our service to clients in the chemicals and polymers business is in the area of field services. We have contracts with major chemical producers worldwide to provide construction, on-site maintenance, and turnaround activities. Many of these contracts are evergreen in nature, with relationships extending over many years due to our focus on safety, value, and client satisfaction. Like the refining industry, we provide maintenance services to our clients in the chemicals industry. We have also established formal alliances with a number of clients in this industry.

Our clients in this sector focus on safety, reliability, and maintainability to keep operating costs down. To support this initiative, we apply best practices on capital and maintenance work by leveraging synergy and resources within our alliances and partnerships, which, in one case, involves more than 25 chemical facilities for one owner.

As these multi-site relationships increase in magnitude, the range of services we provide broadens. Other services vary from providing on-site engineering services to single-source responsibility for an entire capital improvement program. We provide technical consulting, project finance structuring, facility appraisal, market analysis, and business consulting services as well as fully-integrated engineering, procurement, construction, and construction management services. Our services can guide and assist our chemical clients from a good project idea to a constructed and operating chemical facility.

Many of our clients currently engage in front-end feasibility planning as global industry volumes and prices strengthen. In addition to large “mega-capacity” projects underway in the Middle East and Asia, we are seeing incremental capacity expansions in North America and Europe. A new area of focus due to high feedstock costs is gasification to produce the feeds for chemicals and fertilizers. Our involvement in these early studies positions us to help owners capitalize on return on investment opportunities by streamlining work processes and optimizing existing plant layouts for future expansions.

Pharmaceuticals and Biotechnology

We furnish our full line of services to our clients in the pharmaceuticals and biotechnology industries including master planning; programming; feasibility studies; engineering; preliminary and detailed design; procurement; construction and construction management; commissioning and start-up; validation; and maintenance. Accordingly, we believe we are fully capable of executing the industry’s largest capital programs on a single-responsibility basis.

Typical projects for clients in these industries include laboratories; research and development facilities; pilot plants; bulk active pharmaceutical ingredient production facilities; full-scale biotechnology production facilities; and secondary manufacturing facilities. In addition to regulatory compliance issues, state-of-the-art technology and expertise are critical to our clients in these industries. Such technology and knowledge encompasses containment; barrier technology; locally controlled environments; process and building systems automation; and off-the-site design and fabrication of process and building modules.

As companies in the pharmaceuticals industry continue to experience pressure to decrease product time-to-market, reduce costs, and increase return on investment, the types of services we provide have grown over the years to include modular construction as well as consulting and strategic planning services to help our clients complete capital projects more quickly and efficiently. As an example of this process, we increased our efforts to integrate commissioning and validation services, helping reduce the amount of time required to introduce a new drug into the marketplace. In the biotechnology industry, our multidomestic structure helps clients as new product discovery and development drives capital spending and our ability to act as a capital program partner helps them effectively manage their strategic investment.

We have cost-effective professional resources located in geographic areas of major pharmaceutical and biotechnology concentration, and we provide single-point engineering, procurement, construction management, and validation (“EPCMV”) project delivery services. We continue to enhance our 3-D design capabilities, project controls, and automation capabilities as well as other technological aspects of our EPCMV services. This allows us to serve our clients better and to ensure that projects transition from their conceptual design phase through engineering, construction, start-up, commissioning, and validation phases as economically and efficiently as possible.

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

Transportation infrastructure development and rehabilitation is a core competency of our infrastructure business. By integrating a broad range of professional disciplines, we provide comprehensive planning, engineering, and construction and program management services for transportation facilities and systems. Interdisciplinary teams work independently or as an extension of agency staff on highway, bridge, transit, tunnel, airport, railroad, intermodal facility, maritime, and lock and dam projects. Representative clients include state departments of transportation, other regional and local agencies, the United States Army Corps of Engineers, and private industry freight transport firms.

Our services in the area of water resources have helped public and private sector clients develop and rehabilitate critical water resource systems. Integrating water, wastewater, air quality, and hazardous waste remediation experience provides these clients with the comprehensive expertise needed to deliver complex projects. We provide planning, design, design-build, and program and construction management services to a diverse market, including regional wastewater treatment agencies, manufacturers and power generators, local water suppliers, and military agencies. We continue to develop water/wastewater conveyance systems and water resources management projects. We have developed micro-tunneling (“trenchless technology”) as a primary service and have successfully applied this specialized process to such projects as water and utility distribution systems and pipelines.

We believe strong opportunities for planning, design, and construction inspection will remain prominent among the types of services we perform. We also believe that opportunities for construction management and design-build services will continue to grow as these project delivery methods gain acceptance in the public sector.

Current projects and programs we are performing include program management services for the public utilities commissions of several major cities in the United States; construction management and asset management services for water treatment plants located in the United States and United Kingdom; design, engineering, and construction management services for various bridge projects in the United States and overseas; and multi-year general design and consulting services for a railway entity in the United Kingdom.

Buildings

Buildings generally refers to our full range of design and construction activities relating to institutional, government, and corporate buildings as well as other specialized facilities, including projects at many of the world’s leading medical and research centers and universities. We are one of the leading providers of architectural, engineering, and construction management services for buildings projects throughout the United States, the United Kingdom, and in many parts of Europe.

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

We provide and/or manage a full range of planning, architectural, engineering, construction, construction and program management services for a variety of unique and technically complex buildings and campuses. We provide our services on projects that emphasize new construction as well as those involving expansion, renovation, and refurbishment of existing facilities.

Of particular significance is our growing success in applying our diversified, in-house technical skill base to both public and private sector clients requiring complete program management. Such contracts typically involve providing technical, professional, and construction management services over multiple years to clients with whom we have long-standing relationships and a tenure of successful service. We also provide integrated facility management services for which we (often through joint ventures with third parties) assume full responsibility for the ongoing operations and maintenance of entire commercial or industrial complexes on behalf of the client.

Technology and Manufacturing

We provide a broad range of project services for a variety of technology, manufacturing, and test facilities. This category includes projects involving highly complex test facilities for clients in the aerospace and automotive industries. Typical projects range from conceptual design and feasibility studies to complete, design-build programs of aero-acoustic wind tunnels; engine test facilities; acoustic enclosures; transmission test stands; powertrain, environmental, emissions, altitude, and electromagnetic compatibility test facilities; in-line and end-of-line component test stands; and computer-based measurement and control systems. We are a leader in providing support to automotive manufacturers and component suppliers for the supply of testing services and the management of test assets, with test facility operations and maintenance contracts and usage agreements in place with Ford Motor Company, Visteon, General Motors, and the United States Air Force at Wright-Patterson Air Force Base.

This category also includes revenues from projects for clients operating in the semiconductor industry. We provide design, engineering, procurement, construction, and construction management services for a variety of clients in this industry. Typical projects range from on-site plant engineering and tool hook-ups to multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce microprocessors for computers and other consumer electronic devices. Projects in the semiconductor industry can be more complex than many other commercial facilities, requiring a greater emphasis on cleanroom and similar high-end technologies.

Pulp and Paper

We provide a broad range of consulting, engineering, procurement, construction, construction management, and maintenance services to our clients in the pulp and paper industry, both in the United States and internationally. With a strategy of expanding our geographic presence into areas where our clients intend to build facilities, our pulp and paper capabilities now extend through our offices in the United Kingdom, France, Spain, Italy, and Mexico. Typical projects for our clients in this industry range from small mill projects to complex, multi-million dollar paper machine rebuilds, mill expansions, and the construction of new facilities.

Pulp and paper projects encompass many areas of a mill, including pulping and bleaching; papermaking, chemical recovery; material handling; effluent treatment; and power and steam generation. In the area of papermaking, our expertise includes tissue and towel; coated and uncoated fine papers; newsprint; and linerboard. Our expertise and skill set also include the converting and packaging of paper products for distribution and consumer use. We have been instrumental in the design and installation of state-of-the-art facilities for recycled fiber, de-inking, and pulp bleaching.

Chemical recovery and power generation are also integral components of the papermaking process. We have broad experience in these areas and apply our expertise in the engineering and construction of such facilities for many of our clients.

A significant portion of our work relates to assisting our clients in their compliance with environmental regulations and standards that affect the pulp and paper industry. We monitor all of the key environmental regulations affecting our clients and offer services including compliance studies; permitting support; and design of pollution control systems. We also provide complete permitting services in support of all of our projects, including associated air modeling. In addition, we provide compliance services regarding air pollutant standards and hazardous air pollutant emission limits from industrial boilers for many of our clients.

The pulp and paper industry has been consolidating for many years, leaving a refined customer base with increased assets and highly focused market strategies. Several of the traditional pulp and paper customers are emerging as major consumer product companies. These customers are creating new opportunities for us in non-traditional areas such as wall board plants and facilities that manufacture diapers and feminine care products.

As in certain other industry groups and markets, we have established formal alliances with various clients in the pulp and paper industry. Such alliances allow us to expand the types of services we provide our clients and enable us to improve the overall quality, consistency, and value of our services under the highest of expectations for confidentiality.

Other

Included in this category are projects not classified into any of the other industry and market categories. This includes projects for clients operating in the food and consumer products industries as well as basic resources (such as mining, minerals and fertilizers).

Backlog

For information regarding our backlog, refer to Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Significant Customers

For the fiscal years ended September 30, 2005, 2004, 2003, 2002, and 2001, revenues earned directly or indirectly from agencies of the United States federal government accounted for 21.2%, 22.3%, 22.6%, 21.5%, and 19.0% respectively, of total revenues.

Financial Information About Geographic Areas

For financial information regarding geographic areas in which we operate, please refer to Note 15 to the Consolidated Financial Statements (listed in Item 15, below).

Contracts

While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into three broad categories: cost-reimbursable, fixed-price, and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts during each of the five preceding fiscal years ended September 30:

	2005	2004	2003	2002	2001
Cost-reimbursable	85%	83%	82%	85%	81%
Fixed-price	13	15	17	13	16
Guaranteed maximum price	2	2	1	2	3

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

2005	2004	2003	2002	2001
$1,535.5	$1,165.7	$1,389.3	$1,541.7	$1,272.9

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

The extent of our competition varies according to the industries and markets we serve as well as the geographic areas in which we operate. Our largest competitors for engineering, construction, and maintenance services for process plants include the Bechtel Group, Inc., Fluor Corporation, Foster Wheeler Corp., Washington Group International, Kellogg Brown & Root, Aker Kvaerner, Technip, and AMEC plc. In the area of buildings, our competitors include several of the competitors previously mentioned as well as HDR, Inc., Hellmuth, Obata & Kassabaum, AeCOM Technology, Turner Construction, and Day & Zimmermann. In the area of infrastructure, our competitors include several of the competitors previously mentioned as well as Parsons Brinckerhoff, URS Corporation, HNTB, and W.S. Atkins. In the area of U.S. federal programs, our principal competitors include several of the companies listed above as well as the Shaw Group, SAIC, CH2M Hill, Weston Solutions, Lockheed Martin Corporation, Tetra Tech, and Computer Sciences Corporation. And in the area of pulp and paper, our principal competitors include BE&K, and AMEC plc.

Employees

At September 30, 2005, we had approximately 27,200 full-time, staff employees (including contract staff). Additionally, as of September 30, 2005, there were approximately 11,400 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

Available Information

We regularly file various reports with the Securities and Exchange Commission (“SEC”). These reports include annual reports on Form 10-K and quarterly reports on Form 10-Q. We also file from time to time current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C., 20549. In order obtain information about the operation of the Public Reference Room, a person may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC The SEC’s website is http://www.sec.gov. You may also read and download the various reports we file with the SEC free of charge from our website, http://www.jacobs.com.

Item 2.    PROPERTIES

We own and lease offices in the locations set forth below, which are used by our technical professional and administrative staff. Our Charleston, South Carolina facilities are also the principal manufacturing and fabrication site for our modular construction activities. The total amount of space used by us for all of our operations is approximately 4.2 million square feet. The following is a representative list of our principal locations:

Country	State / Province	Cities
U.S.A.	California	Pasadena, Bakersfield, Cypress, Sacramento, San Francisco, San Mateo, and Walnut Creek
	Alabama	Huntsville
	Alaska	Anchorage
	Arizona	Phoenix
	Colorado	Denver
	Florida	Ft. Walton Beach, Lakeland, Miami, Orlando, and Tampa
	Georgia	Atlanta
	Illinois	Chicago
	Indiana	Indianapolis
	Louisiana	Baton Rouge
	Maryland	Baltimore
	Massachusetts	Boston
	Michigan	Battle Creek, Dearborn, and Detroit
	Missouri	St. Louis
	New Jersey	Mt. Laurel
	New York	New York
	North Carolina	Raleigh
	Ohio	Cincinnati and Beavercreek
	Oregon	Portland
	Pennsylvania	Conshohocken and Philadelphia
	South Carolina	Greenville and Charleston
	Texas	Houston and Dallas
	Tennessee	Oak Ridge and Tullahoma
	Virginia	Arlington and Hampton
	Washington	Seattle
	Wisconsin	Green Bay
	District of Columbia	Washington
Canada	Alberta	Calgary, Edmonton, and Ft. McMurray
Mexico	—	Mexico City
United Kingdom	—	Aylesford, Birmingham, Derby, Edinburgh, Glasgow, Leeds, London, Maidstone, Manchester, Reading, Southampton, and York
Republic of Ireland	—	Cork and Dublin
France	—	Bordeaux, Lyon, and Paris
Italy	—	Milan
Spain	—	Madrid
The Netherlands	—	Leiden, Meerssen, and Rotterdam
Belgium	—	Antwerp, Ghent, Ittre, and Westerlo

[continued]

Item 2.    PROPERTIES—Continued

Country	State / Province	Cities
Germany	—	Cologne, Merseburg (Schkopau), Stade, and Sulingen
Sweden	—	Stockholm (Stenungsund)
Finland	—	Porvoo
Poland	—	Warsaw
Greece	—	Athens
India	—	Mumbai and New Delhi
Singapore	—	Singapore
Australia	—	Canberra
Saudi Arabia	—	Al-Khobar
United Arab Emirates	—	Abu Dhabi
Puerto Rico	—	Guaynabo
China	—	Hong Kong

In addition to these properties, we lease smaller, project offices located throughout the United States, the United Kingdom, and in certain other countries. We maintain sales offices at many of our principal locations. The majority of our offices and locations are leased. We also rent a portion of our construction equipment on a short-term basis.

Item 3.    LEGAL PROCEEDINGS

In the normal course of business, we are subject to certain contractual guarantees, litigation and investigations. Generally, such guarantees relate to project schedules and plant performance. Most of the litigation involves us as a defendant in workers’ compensation, personal injury, environmental, environmental exposure, professional liability, and other similar lawsuits. In addition, as a contractor providing services to agencies of the United States government, we are subject to many levels of audits, investigations and claims by, or on behalf of, the government with respect to contract performance, pricing, costs, cost allocations, and procurement practices.

Management believes, after consultation with counsel, that such guarantees, litigation, United States government contract-related audits, investigations and claims should not have any material adverse effect on our consolidated financial statements.

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years ago, prior to the acquisition of that subsidiary. The dispute involves proper waste feed, content of residues, final acceptance of the plant, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $48.1 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”), and trades under the symbol “JEC”. According to the records of our transfer agent, there were 1,123 stockholders of record as of December 12, 2005. The following table sets forth the low and high sales price of our common stock, during each of the fiscal quarters presented, based on the NYSE consolidated transaction report:

	Low Sales Price	High Sales Price
Fiscal 2005:
First quarter	$37.48	$48.18
Second quarter	44.65	56.80
Third quarter	47.51	57.25
Fourth quarter	55.00	68.10

Fiscal 2004:
First quarter	$41.87	$49.94
Second quarter	41.76	48.22
Third quarter	38.50	47.16
Fourth quarter	36.86	40.35

Our policy is to use cash flow from operations to fund future growth, pay down debt, and repurchase common stock under a stock buy-back program approved by our Board of Directors. Accordingly, we have not paid a cash dividend since fiscal 1984. Although our Board of Directors periodically reviews the merits of paying cash dividends, we currently have no plans to pay cash dividends in the foreseeable future.

The following table presents certain information about our equity compensation plans as of September 30, 2005:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders—Note (a)	5,094,402	$33.83	3,774,602
Equity compensation plans not approved by shareholders	—	—	—

Total	5,094,402	$33.83	3,774,602

Note (a):	The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”), and the Global Employee Stock Purchase Plan (the “GESPP”). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which generally occurs at semi-annual intervals each year. Our shareholders have authorized a total of 11.4 million shares of common stock to be issued through the 1989 ESPP and the GESPP, which our Board of Directors voluntarily reduced by 0.6 million shares on July 26, 2001. From the inception of the 1989 ESPP and the GESPP through September 30, 2005, a total of 9.5 million shares have been issued, leaving 1.3 million shares of common stock available for future issuance at that date.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this Form 10-K. Amounts are expressed in thousands, except for per share information:

	2005	2004	2003	2002	2001
Results of Operations:
Revenues	$5,635,001	$4,594,235	$4,615,601	$4,555,661	$3,956,993
Net earnings	151,020	128,975	128,010	109,690	87,760
Financial Position:
Current ratio	1.70 to 1	1.58 to 1	1.59 to 1	1.32 to 1	1.35 to 1
Working capital	$552,336	$397,599	$358,683	$234,486	$245,500
Current assets	1,337,431	1,083,513	970,097	974,903	946,159
Total assets	2,353,721	2,071,044	1,670,510	1,673,984	1,557,040
Long-term debt	89,632	78,758	17,806	85,732	164,308
Stockholders’ equity	1,140,642	1,005,027	842,083	689,613	591,801
Return on average equity	14.08%	13.97%	16.71%	17.12%	16.14%
Backlog (a):
Technical professional services	$4,329,000	$3,989,000	$3,383,200	$3,045,600	$2,490,100
Field services	4,314,000	3,463,500	3,657,800	3,628,600	3,422,400

Total	$8,643,000	$7,452,500	$7,041,000	$6,674,200	$5,912,500

Per Share Information (b):
Basic earnings per share	$2.65	$2.30	$2.32	$2.03	$1.65
Diluted earnings per share	2.57	2.25	2.27	1.98	1.61
Stockholders’ equity	19.44	17.50	14.93	12.45	10.86
Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	58,690	57,433	56,392	55,396	54,496

Note (a):	In fiscal 2002, we began classifying as “field services” backlog certain engineering and scientific and systems consulting activities relating to operations and maintenance contracts that had been classified previously as “technical professional services” backlog. Backlog for fiscal year 2001 has been reclassified to conform to the fiscal 2002 presentation.

Note (b):	Per share information for fiscal 2001 has been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend that was distributed to stockholders on April 1, 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an overview of the Company’s financial condition and results of operations as well as an analysis of the factors that caused certain key elements of our financial statements to change from one year to the next.

In this discussion, we may make statements that are not based on historical fact. All such statements are expressly “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain. We therefore caution the reader that there are a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements. A list of some of the factors most likely to occur that could cause actual results to differ from our forward-looking statements is presented at the end of this MD&A.

In this MD&A, we use certain terms and abbreviations that are defined as follows:

APB	Accounting Principles Board

Babtie Group	The Babtie Group Limited is a leading provider of technical and professional services to clients operating in the infrastructure, facilities, environmental, defense, and outsourcing markets, among other. The Babtie Group employs approximately 3,500 people in offices located throughout primarily the United Kingdom and Asia, and was acquired during the fourth quarter of fiscal 2004.

Backlog	Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. Our policy with respect to O&M contracts, however, is to include in backlog the amount of revenues we expect to receive for one succeeding year, regardless of the remaining life of the contract. For federal programs (other than federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, and exclude option periods.

Operating profit	From the Consolidated Statements of Earnings; operating profit means revenues, less direct costs of contracts and SG&A expenses.

SFAS	Statement of Financial Accounting Standards; an accounting standard adopted by the Financial Accounting Standards Board (“FASB”).

SG&A expenses	From the Consolidated Statements of Earnings; SG&A expenses means selling, general and administrative expenses.

Overview

Net earnings in fiscal 2005 increased by 17.1% as compared to last year, and EPS (diluted) grew by 14.2%. We saw increased revenues from clients operating in many of the industry groups and markets we serve, but in particular, oil & gas and refining, and infrastructure. Contributing to the increase in revenues were the effects of including the results of operations of the Babtie Group for all of fiscal 2005, and a 31.7% increase in pass-through costs. When we are responsible for subcontract labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. Since pass-through costs (which are incurred primarily on projects requiring field services) typically do not have significant margins, it is not unusual for us to experience an increase or decrease in revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

Our cash balances more than doubled during fiscal 2005. Cash and cash equivalents increased from $100.1 million at September 30, 2004 to $239.8 million at September 30, 2005. Our “net cash” (defined as cash and cash equivalents less bank debt) increased from $20.1 million at September 30, 2004 to $143.9 million at September 30, 2005. Additions to property and equipment used $43.9 million of cash and cash equivalents during fiscal 2005 as compared to $37.1 million last year. Our cash balances, combined with a borrowing capacity of $290.0 million under our long-term, unsecured revolving credit facility, provide sufficient capital resources for us to fund our on-going operations.

Critical Accounting Policies

In order to understand better the changes that may occur to key elements of our financial condition and operating results, a reader of this MD&A should endeavor to understand the critical accounting policies we apply in preparing our consolidated financial statements.

The Consolidated Financial Statements contained in this report were prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements and the financial statements of any business entity performing long-term engineering and construction-type contracts requires management to make estimates and judgments that affect both the entity’s results of operations as well as the carrying values of its assets and liabilities. Although our significant accounting polices are described in Note 2 of the Notes to Consolidated Financial Statements, the following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements.

Revenue Accounting for Contracts and Use of Joint Ventures—In accounting for long-term engineering and construction-type contracts, we follow the provisions of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Many of our engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. In some of the markets we serve there is an increasing trend towards cost-reimbursable contracts with incentive-fee arrangements. In certain instances, we base our incentive fees on achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues recognized from the project. One such contract is with the U.S. Department of Energy for the Fernald Closure Project. This contract provides for incentive fees based on schedule and cost. In addition, the terms of the contract stipulate that the incentive fees may not be fully billed to the DOE until the completion of the project, currently estimated to occur in 2007. At September 30, 2005 we had recognized $38.4 million of deferred fees relating to this contract-completion.

We provide for contract losses in their entirety in the period they become known, without regard to the percentage of completion.

The nature of our business results in clients, subcontractors or vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. Similarly, and in the normal course of business, we may present claims to our clients for costs we have incurred for which we believe we are not contractually responsible. In those situations where a claim against us may result in additional costs to the contract, we would include in the total estimated costs of the contract (and therefore, the estimated amount of margin to be earned under the contract) an estimate, based on all relevant facts and circumstances available, of the additional costs to be incurred. In those situations where we have incurred additional costs for which we believe the client is contractually responsible, we may present a claim to the client for such costs. In such situations, we include in revenues the amount of costs incurred, without profit, to the extent it is probable that the claims will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. Costs associated with unapproved change orders are included in revenues using substantially the same criteria used for claims.

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

In December 2004, the FASB adopted SFAS No. 123R—Accounting for Share-Based Payment. SFAS 123R supersedes APB 25 and requires companies to record an expense in their financial statements for stock-based awards using valuation methods like Black-Scholes. SFAS 123R will be effective for the Company beginning with the first quarter of fiscal 2006. Although we presently intend to adopt SFAS 123R retrospectively, there are several reasons why the expense we expect to record in the future relating to share-based compensation may differ from the amounts we’ve disclosed in our prior pro forma disclosures. First, we have modified certain provisions of our broad-based employee stock purchase plans to substantially eliminate the amount of expense that would otherwise be recorded under SFAS 123R. Second, the amount of stock options we will grant in the future is likely to be different from the level of awards that were made in the past. And third, the value assigned to the stock options we award in the future will be dependent on the assumptions used to value them. To the extent these assumptions change, the amount of expense we’ll recognize in the future will most likely vary from amounts recognized in the past.

Accounting for Pension Plans—In accounting for pension plans, we follow the provisions of SFAS No. 87—Employers’ Accounting for Pensions. SFAS 87 requires the use of assumptions and estimates in order to calculate periodic pension cost, and the value of the plans’ assets and liabilities. These assumptions involve discount rates, investment returns, and projected salary increases, among others. We rely on qualified actuaries to assist us in valuing the financial position of the plans, and to provide advice regarding the actuarial assumptions used. The expected rates of return on plan assets for fiscal 2005 ranged from 6.0% to 9.0%; unchanged from last year. We believe this range of rates reflects the long-term returns expected on the plans’ assets, considering projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were lowered from a range of 5.3% to 6.3% in fiscal 2004 to a range of 4.0% to 5.5% in fiscal 2005. Changes in the actuarial assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense. Management, together with our actuaries, monitors trends in the marketplace within which our pension plans operate in order to assure the fairness of the actuarial assumptions used.

In connection with the fiscal 2001 acquisition of certain engineering and contracting businesses from Stork N.V., we are negotiating the value of certain plan assets and prior service obligations that may be transferred from a multiemployer pension plan into a new, single-employer pension plan we formed during fiscal 2004 for the benefit of our employees in the Netherlands. If such a transfer were to occur presently, we believe the value of the assets we would receive would be less than the value of the prior service pension obligations we would assume. Included in “Other Deferred Liabilities” in the accompanying Consolidated Balance Sheet at September 30, 2005 is approximately $40.4 million for the prior service obligations relating to the multiemployer pension plan in the Netherlands.

Accounting for Income Taxes—We account for income taxes in accordance with SFAS No. 109—Accounting for Income Taxes. Judgment is required in determining our worldwide provision for income taxes. In the normal course of our business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. Our effective tax rate increased from 35% during each of fiscal 2003 and fiscal 2004 to 36% during fiscal 2005. We routinely monitor the appropriateness of our worldwide tax rate, and we adjust our income tax expense in the period it is probable that actual results will differ from our estimates.

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

In accordance with SFAS No. 5—Accounting for Contingencies, we record in our Consolidated Balance Sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We rely on qualified actuaries to assist us in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against us, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

Testing Goodwill for Impairment—In accordance with SFAS No. 142—Goodwill and Other Intangible Assets, the amount of goodwill carried in our Consolidated Balance Sheets is tested annually for possible impairment. In conducting the impairment test, we may apply, in accordance with the provisions of SFAS 142, various valuation techniques to estimate the fair value of our reporting units. The values resulting from the application of these valuation techniques are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Since the adoption of SFAS 142 in fiscal 2002, we have not recorded any impairment loss associated with our goodwill.

Foreign Currencies—In general, our principal exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our subsidiaries operating outside the United States, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. We follow the provisions of SFAS No. 52—Foreign Currency Translation in preparing our consolidated financial statements.

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

Results of Operations

General

Our business focuses exclusively on providing technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. The services we provide generally fall into four broad categories:

•	project services (which includes engineering, design, architectural, and similar services);

•	construction services (which includes revenues earned from traditional field construction activities as well as modular construction activities);

•	operations and maintenance (“O&M”) services (which includes revenues from contracts requiring us to operate and maintain large, complex facilities on behalf of clients as well as contracts involving process plant maintenance services and activities); and

•	process, scientific, and systems consulting services (which includes revenues earned from providing a wide variety of scientific and consulting services to clients).

The scope of services we can provide our clients, therefore, ranges from consulting and conceptual design services (which are often required by clients in the very early stages of a project) to complete, single-responsibility, design-build-operate contracts.

The following table sets forth our revenues by type of service for each year ended September 30 (in thousands):

	2005	2004	2003
Project Services	$2,469,879	$2,060,288	$1,894,777
Construction	1,884,066	1,581,023	1,751,875
Operations and Maintenance	895,356	704,206	743,094
Process, Scientific and Systems Consulting	385,700	248,718	225,855

	$5,635,001	$4,594,235	$4,615,601

Certain amounts for fiscal 2003 have been reclassified to conform to the fiscal 2004 and fiscal 2005 presentation.

We focus our services on clients operating in certain industry groups and markets. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each year ended September 30 (in thousands):

	2005	2004	2003
Oil & Gas and Refining	$1,957,471	$1,270,468	$1,093,047
Federal Programs	1,160,664	1,051,016	1,070,740
Chemicals and Polymers	737,872	559,733	559,166
Pharmaceuticals and Biotechnology	514,836	713,566	652,036
Infrastructure	464,400	304,977	288,193
Buildings	462,147	354,742	352,998
Technology and Manufacturing	118,059	203,579	464,589
Pulp and Paper	63,562	42,339	58,076
Other	155,990	93,815	76,756

	$5,635,001	$4,594,235	$4,615,601

“Other” includes projects for clients operating in a number of industries including food and consumer products, and basic resources (such as mining, minerals, and fertilizers).

Fiscal 2005 Compared to Fiscal 2004

We recorded net earnings of $151.0 million, or $2.57 per diluted share, for fiscal year ended September 30, 2005, compared to net earnings of $129.0 million, or $2.25 per diluted share for fiscal 2004.

Total revenues for fiscal 2005 increased by $1.0 billion, or 22.7%, to $5.6 billion, compared to total revenues of $4.6 billion for fiscal 2004. Revenues increased among most of the industry groups and markets we serve, lead by a 54.1% increase in revenues from clients operating in the oil & gas and refining industries, and a 52.3% increase in revenues from clients operating in the infrastructure market. The increase in revenues from our clients operating in the oil & gas and refining industries was due primarily to continuing projects we’re executing in the area of clean fuels, combined with new awards of projects assisting refiners improve and enhance capacity. Also contributing to the increase in revenues were new awards in the upstream area of this market relating to oil sands extraction projects. The increase in revenues from clients operating in the infrastructure market was due primarily to the inclusion of the Babtie Group for all of fiscal 2005. The Babtie Group contributed approximately $324.1 million of revenue during fiscal 2005, compared to approximately $54.0 million last year (the Babtie Group was acquired during the fourth quarter of fiscal 2004). Also contributing to the increase in revenues was a $369.8 million increase in pass-through costs. When we are responsible for subcontract labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. The level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services as well as on the normal winding down of field services activities on construction and O&M projects. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding pass-through costs.

As a percentage of revenues, direct costs of contracts were 85.7% for fiscal 2005, compared to 85.5% for fiscal 2004. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. The increase in direct costs of contracts as a percentage of revenues was due to the increase in pass-through costs, off-set in part by the inclusion of the Babtie Group for all of fiscal 2005 (whose revenues are weighted towards project services). Since pass-through costs (which are incurred primarily on projects requiring field services) typically do not generate significant margins, it is not unusual for us to experience an increase or decrease in revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

SG&A expenses during fiscal 2005 increased by $98.4 million, or 21.1%, to $564.8 million, compared to $466.4 million during fiscal 2004. Contributing to the increase in SG&A expenses during fiscal 2005 was the inclusion of the Babtie Group for the entire year. The Babtie Group contributed approximately $89.6 million of SG&A expenses during fiscal 2005, versus approximately $13.5 million of SG&A expenses last year. The balance of the increase was due primarily to the effects of foreign currency translation, and higher spending in support of our professional technical services activities.

Operating profit fiscal 2005 increased by $43.2 million, or 21.8%, to $241.5 million, compared to $198.3 million during fiscal 2004. The increase in operating profit during fiscal 2005 as compared to last year was due to the overall increase in business activity. As a percentage of revenues, operating profit was 4.3% for fiscal 2005 and 2004. In spite of the significant increase in pass-through costs, the Company was able to maintain its level of operating profit by limiting the increase in SG&A expenses.

Interest income increased by $1.3 million to $4.3 million during fiscal 2005, compared to $3.1 million of interest income during fiscal 2004. The increase in interest income was due primarily to higher cash balances on deposit during fiscal 2005 as compared to last year. Interest expense increased by $2.9 million to $6.5 million during fiscal 2005, compared to $3.6 million of interest expense during fiscal 2004. The increase in interest expense reflects the effects of the debt incurred in connection with the acquisition of the Babtie Group being outstanding for all of fiscal 2005, versus only a portion of fiscal 2004.

We recorded income tax expense of $85.0 million during fiscal 2005, compared to $69.4 million during fiscal 2004. Our overall effective tax rate was 36.0% for fiscal 2005 and 35.0% for fiscal 2004. In the normal course of our business, we may engage in numerous transactions for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. We continually monitor the appropriateness of the rate, and we adjust our income tax expense in the period it is probable that actual results will differ from our estimates. The increase in our overall tax rate during fiscal 2005 as compared to last year was due primarily the effects of the non-deductibility for tax purposes of the amortization of certain intangible assets we acquired in connection with the Babtie Group, combined with a shift in earnings among our non-U.S. operations.

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

Contractual Obligations

The following table sets forth certain information about our contractual obligations as of September 30, 2005 (in thousands):

		Payments Due by Fiscal Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Bank debt	$95,983	$6,351	$—	$89,632	$—
Operating leases	342,414	78,753	123,824	80,859	58,978
Obligations under defined benefit pension plans (a)	246,420	36,141	76,677	82,934	50,668
Obligations under nonqualified deferred compensation plans (b)	59,009	4,519	9,588	10,370	34,532
Purchase obligations (c)	558,168	558,168	—	—	—

Total	$1,301,994	$683,932	$210,089	$263,795	$144,178

(a)	Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2006, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of September 30, 2005. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(b)	Assumes that future payments will be consistent with amounts paid in fiscal 2005, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule was limited to the amount recorded as of September 30, 2005.

(c)	Represents those liabilities estimated to be under firm contractual commitments as of September 30, 2005.

Backlog

The following table summarizes our total backlog at September 30, 2005, 2004, and 2003 (in millions):

	2005	2004	2003
Technical professional services	$4,329.0	$3,989.0	$3,383.2
Total	8,643.0	7,452.5	7,041.0

Because the entire value of contracts is added to backlog as soon as the contracts are awarded to us (rather than adding the contracts to backlog gradually over time), and many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. Our backlog at September 30, 2005 increased by $1.2 billion, or 16.0%, to $8.6 billion from $7.5 billion at September 30, 2004. The increase in backlog during fiscal 2005 was attributable primarily to new awards from clients operating within the oil & gas, federal programs, and the civil and infrastructure industry groups and markets.

In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. However, we have not experienced cancellations that have had a material effect on the reported backlog amounts. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs. While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein.

Total backlog at September 30, 2005 included approximately $2.2 billion, or 25.3% of total backlog, relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies. This compares to approximately $2.3 billion, or 30.2% of total backlog, and $1.9 billion, or 27.7% of total backlog, of U.S. federal backlog at September 30, 2004 and 2003, respectively. Most of our federal contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).

We estimate that approximately $4.3 billion, or 50.2% of total backlog at September 30, 2005 will be realized as revenues within the next fiscal year.

Effects of Inflation

During fiscal 2005, 2004, and 2003, approximately 85%, 83%, and 82%, respectively, of our consolidated revenues were earned under cost-reimbursable type contracts. Because a significant portion of our revenues is earned from such contracts, the effects of inflation on our financial condition and results of operations continue to be generally low. However, as we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. To the extent permitted by competition, we intend to continue to emphasize contracts which are either cost-reimbursable or negotiated fixed-price. For contracts with fixed-price and lump-sum terms, we closely monitor the actual costs on the project as compared to the original estimates. On these projects, we also attempt to secure fixed-price commitments from key subcontractors and vendors. However, due to the competitive nature of our business, combined with the fluctuating demands and prices associated with personnel, equipment and materials we traditionally need in order to perform on our contracts, there can be no guarantee that inflation will not affect our results of operations in the future.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. At September 30, 2005, our principal source of liquidity consisted of $239.8 million of cash and cash equivalents, and $200.4 million of available capacity under our $290.0 million unsecured, revolving credit facility discussed below.

During fiscal 2005, our cash and cash equivalents increased by $139.8 million, to $239.8 million. This compares to a net decrease in cash and cash equivalents of $26.1 million during fiscal 2004, and to a net increase of $77.7 million during fiscal 2003. During fiscal 2005, we experienced net cash inflows from operating activities and financing activities of $161.3 million and $49.7 million, respectively. These inflows were offset in part by net cash outflows from investing activities and the effect of exchange rate changes of $68.3 million and $2.9 million, respectively.

Our operations provided net cash of $161.3 million during fiscal 2005. This compares to net cash inflows of $87.8 million and $147.5 million during fiscal 2004 and 2003, respectively. The $73.6 million increase in cash provided by operations in fiscal 2005 as compared to fiscal 2004 was due primarily to a $22.0 million increase in net earnings and a $20.2 million increase relating to the timing of cash receipts and payments within our working capital accounts. Also contributing to the increase in cash flows from operations were a $12.2 million increase in depreciation and amortization expense (a non-cash expense); an $11.2 million decrease in gains attributable to the sale of assets (a common reclassification within the Consolidated Statements of Cash Flows so that the cash flows from the sales of assets may be shown in the investing section of the statements); and the effects of a $6.9 million change in the deferred income tax accounts.

We used $68.3 million of cash and cash equivalents during fiscal 2005 for investing activities. This compares to net cash outflows of $203.1 million and $17.7 million during fiscal 2004 and 2003, respectively. In comparing our investing activities during fiscal 2005 to last year, the largest single variance related to cash used for acquisitions of businesses; we used $163.8 million of cash and cash equivalents for acquisitions last year, and zero during fiscal 2005. This reduction in cash outflows was partially off-set by a $17.8 million increase in miscellaneous, non-current assets (relating primarily to increases in prepaid pension assets), and a $6.8 million increase in additions to property, plant and equipment.

Our financing activities resulted in net cash inflows of $49.7 million during fiscal 2005. This compares to net cash inflows of $91.4 million during fiscal 2004, and net cash outflows of $55.0 million during fiscal 2003. The $41.7 million decrease in cash flows from financing activities during fiscal 2005 as compared to fiscal 2004 was due primarily to a $46.4 million decrease in borrowings, net of repayments, under our long-term credit facilities, combined with a net $8.6 million increase during fiscal 2005 in short-term borrowings. The higher borrowing activity during fiscal 2004 was due primarily to the acquisition of the Babtie Group. Also contributing to the improvement in cash flows from financing activities during fiscal 2005 as compared to last year was a $9.4 million increase in proceeds from issuances of common stock through our stock option and stock purchase plans.

We believe we have adequate liquidity and capital resources to fund our operations and service our debt for the foreseeable future. We had $239.8 million in cash and cash equivalents at September 30, 2005, compared to $100.1 million at September 30, 2004. Our consolidated working capital position at September 30, 2005 was $552.3 million, compared to $397.6 million at September 30, 2004. We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity, under which only $89.6 million was utilized at September 30, 2005 in the form of direct borrowings. We believe that the capacity, terms and conditions of our long-term revolving credit facility is adequate for our working capital and general business requirements. We also had, at September 30, 2005, $36.0 million of borrowing capacity available to us through committed, short-term credit facilities.

Under our stock repurchase program, we are authorized by our Board of Directors to buy-back up to 6.0 million shares of the common stock of the Company in the open market. Repurchases of common stock are financed from existing credit facilities and available cash balances. From inception of the program through September 30, 2005, we have repurchased a total of 3,732,400 shares of common stock in the open market at a total cost of $59.0 million. No shares of common stock were repurchased during fiscal 2005 and 2004. Substantially all shares of common stock held in treasury were eventually reissued for our employee stock purchase and incentive stock plans.

New Accounting Pronouncements

On December 16, 2004, SFAS No. 123R—Accounting for Share-Based Payment was issued. SFAS 123R is a revision of SFAS 123 and supersedes APB 25. SFAS 123R requires companies to record compensation expense for stock-based awards using a fair value method and is effective for annual periods beginning after June 15, 2005 (effective in fiscal 2006 for the Company). Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award. We currently plan to adopt SFAS 123R effective October 1, 2005, using the modified retrospective application method, and have begun the process of collecting and analyzing the information required. We estimate that the adoption of SFAS 123R will have an after tax impact of approximately $8.5 million in fiscal 2006.

Factors That May Affect Forward-Looking Statements

As mentioned above, there are a variety of factors that could cause business conditions and results to differ materially from the forward-looking statements contained in this MD&A, including, in no particular order, the following:

•	Increase in competition by United States and international competitors;

•	Changes in global business, economic, political, and social condition;

•	Availability of qualified engineers, architects, designers and other home-office staff needed to execute contracts;

•	Availability of qualified craft personnel in the geographic areas where our construction and maintenance sites are located;

•	The timing of new awards and the funding of such awards;

•	Delays, cancellations, or suspensions of, or changes in the scope to, existing contracts;

•	Our ability to meet performance or schedule guarantees;

•	Cost overruns on fixed-price, guaranteed maximum price, or unit priced contracts;

•	The possible effects of inflation on margins available on fixed-price contracts;

•	The effects that fluctuating exchange rates may have on the U.S. dollar results of our international operations;

•	The outcome of pending and future claims, litigation, and any government audits, investigations or proceedings;

•	The cyclical nature of the individual markets in which our clients operate;

•	Delays or defaults by clients in making payments due under contracts;

•	The successful integration of recent and future acquisitions;

•	The effect on future earnings due to the implementation of SFAS 123R; and

•	The effects (through the force majeure clauses of our contracts, or otherwise) of major disasters globally.

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

Interest Rate Risk

Our only source for long-term credit is a $290.0 million syndicated revolving credit facility. The total amount outstanding under this facility at September 30, 2005 was $89.6 million. This agreement expires in January 2010, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we maintain fixed rate debt on a majority of our borrowings and minimize our outstanding borrowings by paying down debt from cash provided from operations.

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

Concurrent with the acquisition of the Babtie Group, we entered into a forward contract with a large, U.S. bank in the notional amount of £39.9 million (approximately $73.4 million). The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Based on the terms of the contract, we believe the effect of the loan on future earnings at September 30, 2005 should be limited to $4.1 million of expense. In addition, we entered into a floating-to-fixed interest rate swap agreement with another U.S. bank which fixes the effective rate of interest on £34.0 million (then, approximately $61.1 million) of bank debt incurred in connection with the acquisition of the Babtie Group. This instrument allows us to receive a floating rate payment tied to the 3-month LIBOR plus a spread from the counterparty, in exchange for a fixed-rate payment from us. Both of the aforementioned contracts qualify as cash flow hedges under the provisions SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is submitted as a separate section of this Form 10-K. See Item 15, below.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005 (the end of the period covered by this annual report; the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the Evaluation Date were effective in ensuring that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date based on the framework established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the internal controls of the Company over its financial reporting as of the Evaluation Date were effective.

Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the Company’s fourth quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of the Company’s control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting are subject to risks.

Reports of Others. Ernst & Young LLP (“Ernst & Young”) is the Company’s independent registered public accounting firm. Ernst & Young has audited the consolidated financial statements of the Company as of September 30, 2005 and 2004 and for each of the three years in the period ended September 30, 2005, as well as management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of internal control over financial reporting as of September 30, 2005. Ernst & Young has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth below following the Company’s Consolidated Financial Statements. Ernst & Young conducted its audits in accordance with the standards of the Public Company Accounting Oversight Board (United States), and its reports have been included in this annual report.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Paragraph (a), and Paragraphs (c) through (j) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of Item 401 to the extent the required information pertains to our executive officers, which is set forth below) is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Executive Officers of the Registrant

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Noel G. Watson	69	Chairman of the Board, and Chief Executive Officer	1965
Craig L. Martin	56	President and Director	1994
Thomas R. Hammond	54	Executive Vice President, Operations	1975
John W. Prosser, Jr.	60	Executive Vice President, Finance and Administration and Treasurer	1974
Walter C. Barber	64	Group Vice President, Middle East	1999
Warren M. Dean	61	Group Vice President, Facilities	1994
Arlan C. Emmert	60	Group Vice President, Asia	1985
Peter M. Evans	60	Group Vice President, Southern Region	2001
Michael J. Higgins	61	Group Vice President, Federal Operations	1994
Andrew F. Kremer	48	Group Vice President, Mainland Europe	1998
George A. Kunberger, Jr.	53	Group Vice President, Northern Region	1979
Gregory J. Landry	57	Group Vice President, Western Region	1984
William G. Mitchell	61	Group Vice President, Infrastructure	2004
Laurence R. Sadoff	58	Group Vice President, Field Services	1993
Rogers F. Starr	62	President, Sverdrup Technology, Inc.	1999
Philip J. Stassi	50	Group Vice President, U.K. & Ireland	1977
Allyn B. Taylor	57	Group Vice President, Civil	1993
James W. Thiesing	61	Group Vice President	1992
Robert M. Clement	57	Senior Vice President, Global Sales	1990
Martin G. Duvivier	53	Senior Vice President, Quality and Safety	2000
William C. Markley, III	60	Senior Vice President, General Counsel and Secretary	1981
John McLachlan	59	Senior Vice President, Acquisitions and Strategy	1974
Patricia H. Summers	48	Senior Vice President, Global Human Resources	2004
Nazim G. Thawerbhoy	58	Senior Vice President and Controller	1979

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. Evans and Mitchell, and Ms. Summers, have served in executive and senior management capacities with the Company for more than five years.

Prior to joining the Company in 2001, Mr. Evans served as president of Stone & Webster Engineers & Constructors, Inc. from February 1999 to May 2000; as executive vice president of Kellogg Brown & Root from October 1998 to February 1999; and as president and chief operating officer of MW Kellogg from October 1996 to October 1998. In June 2000, Stone & Webster, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Prior to joining the Company in 2004, Mr. Mitchell served as the Chief Executive of the Babtie Group Limited since 1996. Prior to joining the Company in 2004, Ms. Summers served as corporate vice president of compensation, benefits and executive development for Northrop Grumman Corporation from January 2000 to April 2003. From June 1999 to January 2000, Ms. Summers served as vice president of performance, rewards and benefits for Healthnet, Inc. From September 1991 to June 1999, Ms Summers served in various management and senior management roles for Sempra Energy.

We have adopted a code of ethics for our chief executive, chief financial and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full text of the codes of ethics and corporate governance guidelines is available at our website www.jacobs.com. In the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Commission rules, we will disclose such amendment or waiver and the reasons therefor on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Jacobs Engineering Group Inc., 1111 S. Arroyo Parkway, Pasadena, California, 91105, Attention: Corporate Secretary.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of our fiscal year. Other information required by this Item is submitted in a separate section of this Form 10-K. See Item 5., above.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of our fiscal year.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	The Company’s Consolidated Financial Statements at September 30, 2005 and 2004 and for each of the three years in the period ended September 30, 2005 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

(2)	Financial statement schedules—no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)	See Exhibits and Index to Exhibits, below.

(b)	Exhibits and Index to Exhibits:

2.1	Agreement and Plan of Merger Among Sverdrup Corporation, Jacobs Engineering Group Inc., and Jacobs Acquisition Corp, dated as of December 21, 1998. Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 14, 1999 and incorporated herein by reference.

2.2	Recommended offer for Babtie Group Limited by a Wholly-Owned Subsidiary of Jacobs Engineering Group Inc.; and Agreement for the Sale and Purchase of Certain Shares in Babtie Group Limited. Filed as Exhibit 2.2 to the Registrants Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant, as amended. Filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

3.2	Bylaws of the Registrant. Filed as Exhibit 5.03 to the Registrant’s Current Report on Form 8-K dated November 1, 2004 and incorporated herein by reference.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 8.04 of Article VIII of Exhibit 3.2.

4.3	Amended and Restated Rights Agreement, amended and restated as of December 20, 2000 by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. Filed as Exhibit 1 to Registrant’s Form 8-A/A filed on December 22, 2000 and incorporated herein by reference.

10.1	The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers. Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

10.2	The Executive Security Program of Jacobs Engineering Group Inc. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

10.3	Jacobs Engineering Group Inc. and Subsidiaries 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

10.4	Jacobs Engineering Group Inc. and Subsidiaries 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference.

10.5	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.7 to the Registrant’s Annul Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

10.6	The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on May 4, 2001, and incorporated herein by reference.

10.7	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on August 7, 2001, and incorporated herein by reference.

10.8	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors. Filed as Exhibit 10.8 to the Registrant’s Annul Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

10.9	Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated August 1, 2000. Filed as Exhibit 10.11 to the Company’s Annul Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

10.10	Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on July 25, 2003, and incorporated herein by reference.

10.11	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan. Filed as Exhibit II to the Registrant’s Annual Notice and Proxy Statement dated January 3, 2000 and incorporated herein by reference.

10.12	Credit Agreement dated as of August 22, 2003 among Jacobs Engineering Group Inc. and certain of its subsidiaries (as “Borrowers”), and the Bank of Nova Scotia, Wachovia Bank N.A., ABN AMRO Bank N.V., Bank of America, N.A. (as “Administrative Agent”), and other lender parties, and Banc of America Securities LLC (as “Sole Lead Arranger”). Filed as Exhibit 10.12 to the Registrant’s Annul Report on Form 10-K for the fiscal year ended September 30, 2004 and incorporated herein by reference.

10.13	Assignment Letter Agreement dated February 16, 2005 between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 99.1 to to the Registrant’s current report on Form 8-K dated February 22, 2005

11.	Statement of computation of net income per outstanding share of common stock is incorporated by reference from the Company’s Consolidated Financial Statements and notes thereto (see Item 15(a)(1), above).

14.	Jacobs Engineering Group Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Filed as Exhibit 14 to the Registrant’s Annul Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Being filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

Dated: December 13, 2005	By:	/s/ NOEL G. WATSON
Noel G. Watson Chief Executive Officer, Director, and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NOEL G. WATSON Noel G. Watson	Director, Chairman of the Board, and Principal Executive Officer	December 13, 2005

/s/ CRAIG L. MARTIN Craig L. Martin	Director and President	December 13, 2005

/s/ JOSEPH R. BRONSON Joseph R. Bronson	Director	December 13, 2005

Robert C. Davidson, Jr.	Director

/s/ EDWARD V. FRITZKY Edward V. Fritzky	Director	December 13, 2005

/s/ ROBERT B. GWYN Robert B. Gwyn	Director	December 13, 2005

/s/ LINDA K. JACOBS Linda K. Jacobs	Director	December 13, 2005

/s/ DALE R. LAURANCE Dale R. Laurance	Director	December 13, 2005

/s/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director	December 13, 2005

/s/ BENJAMIN F. MONTOYA Benjamin F. Montoya	Director	December 13, 2005

SIGNATURES—Continued

Signature	Title	Date

/s/ THOMAS M.T. NILES Thomas M.T. Niles	Director	December 13, 2005

David M. Petrone	Director

/s/ JOHN W. PROSSER, JR. John W. Prosser, Jr.	Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	December 13, 2005

/s/ NAZIM G. THAWERBHOY Nazim G. Thawerbhoy	Senior Vice President and Controller (Principal Accounting Officer)	December 13, 2005

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 30, 2005

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and 2004

(In thousands, except share information)

	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$239,849	$100,075
Receivables	1,029,923	902,444
Deferred income taxes	46,147	59,159
Prepaid expenses and other	21,512	21,835

Total current assets	1,337,431	1,083,513

Property, Equipment and Improvements, Net	154,971	151,182

Other Noncurrent Assets:
Goodwill	547,909	547,601
Miscellaneous	313,410	288,748

Total other noncurrent assets	861,319	836,349

	$2,353,721	$2,071,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$6,351	$1,257
Accounts payable	257,013	195,918
Accrued liabilities	407,771	377,168
Billings in excess of costs	109,978	103,750
Income taxes payable	3,982	7,821

Total current liabilities	785,095	685,914

Long-term Debt	89,632	78,758

Other Deferred Liabilities	331,797	295,689

Minority Interests	6,555	5,656

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—100,000,000 shares; issued and outstanding—58,129,997 shares and 56,698,514 shares, respectively	58,130	56,699
Additional paid-in capital	239,176	174,563
Retained earnings	947,519	820,468
Accumulated other comprehensive loss	(97,350)	(43,942)

	1,147,475	1,007,788
Unearned compensation	(6,833)	(2,761)

Total stockholders’ equity	1,140,642	1,005,027

	$2,353,721	$2,071,044

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended September 30, 2005, 2004 and 2003

(In thousands, except per share information)

	2005	2004	2003
Revenues	$5,635,001	$4,594,235	$4,615,601
Costs and Expenses:
Direct costs of contracts	(4,828,697)	(3,929,560)	(3,989,714)
Selling, general and administrative expenses	(564,830)	(466,409)	(428,772)

Operating Profit	241,474	198,266	197,115

Other (Expense) Income:
Interest income	4,349	3,065	1,356
Interest expense	(6,471)	(3,565)	(3,252)
Miscellaneous income (expense), net	(3,293)	658	1,720

Total other income (expense), net	(5,415)	158	(176)

Earnings Before Taxes	236,059	198,424	196,939
Income Tax Expense	(85,039)	(69,449)	(68,929)

Net Earnings	$151,020	$128,975	$128,010

Net Earnings Per Share:
Basic	$2.65	$2.30	$2.32
Diluted	$2.57	$2.25	$2.27

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended September 30, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Net Earnings	$151,020	$128,975	$128,010

Other Comprehensive (Loss) Income:
Unrealized holding gains (losses) on securities	—	(89)	109
Less—reclassification adjustment for gains realized in net earnings	—	(118)	(2,953)

Unrealized losses on securities, net of reclassification adjustment	—	(207)	(2,844)
Foreign currency translation adjustment	(1,626)	(1,688)	9,133
Minimum pension liability adjustment	(68,606)	9,852	(21,519)
Loss on cash flow hedges	(3,453)	(683)	—

Other Comprehensive Income (Loss) Before Income Taxes	(73,685)	7,274	(15,230)
Income Tax Benefit (Expense) Relating to Other Comprehensive Income (Loss)	20,277	(2,898)	9,494

Other Comprehensive Income (Loss)	(53,408)	4,376	(5,736)

Total Comprehensive Income	$97,612	$133,351	$122,274

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Common Stock:
Balance at the beginning of the year	$56,699	$55,836	$54,765
Issuances under stock purchase and stock option plans, net	1,576	858	1,115
Repurchases under stock plans	(249)	(24)	(67)
Issuances of restricted stock, net of forfeitures	104	29	23

Balance at the end of the year	58,130	56,699	55,836

Additional Paid-in Capital:
Balance at the beginning of the year	174,563	143,973	110,778
Issuances of common stock under stock purchase and stock option plans, net	60,364	29,525	32,507
Repurchases of common stock under stock plans	(1,170)	(117)	(193)
Issuances of restricted stock, net of forfeitures	5,419	1,182	881

Balance at the end of the year	239,176	174,563	143,973

Retained Earnings:
Balance at the beginning of the year	820,468	692,943	568,957
Net earnings	151,020	128,975	128,010
Repurchases of common stock under stock plans	(23,969)	(1,450)	(4,024)

Balance at the end of the year	947,519	820,468	692,943

Accumulated Other Comprehensive (Loss) Income:
Balance at the beginning of the year	(43,942)	(48,318)	(42,582)
Foreign currency translation adjustments	(1,626)	(1,688)	9,133
Minimum pension liability adjustment	(49,494)	6,632	(13,079)
Other, net	(2,288)	(568)	(1,790)

Balance at the end of the year	(97,350)	(43,942)	(48,318)

Unearned Compensation:
Balance at the beginning of the year	(2,761)	(2,351)	(2,305)
Issuances of restricted stock	(5,250)	(1,173)	(903)
Amortization	1,178	763	857

Balance at the end of the year	(6,833)	(2,761)	(2,351)

Total Stockholders’ Equity	$1,140,642	$1,005,027	$842,083

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash Flows from Operating Activities:
Net earnings	$151,020	$128,975	$128,010
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	38,721	33,022	35,350
Intangible assets	7,636	1,132	—
Restricted stock	1,178	763	857
Net losses (gains) on sales of assets	261	(10,932)	(3,480)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	(127,769)	(43,289)	117,391
Prepaid expenses and other current assets	205	(9,732)	7,177
Accounts payable	67,276	(13,098)	(63,047)
Accrued liabilities	2,622	20,957	(25,719)
Billings in excess of costs	6,681	(10,843)	(63,320)
Income taxes payable	16,814	1,642	11,289
Deferred income taxes	(4,026)	(10,923)	3,036
Other, net	710	88	—

Net cash provided by operating activities	161,329	87,762	147,544

Cash Flows from Investing Activities:
Additions to property and equipment	(43,902)	(37,110)	(25,804)
Disposals of property and equipment	1,354	7,815	3,307
Net increase in miscellaneous, non-current assets	(27,346)	(9,562)	(1,996)
Purchases of investments	—	(8,772)	(5,606)
Proceeds from sales of investments	1,564	8,321	12,443
Acquisition of businesses, net of cash acquired	—	(163,752)	—

Net cash used for investing activities	(68,330)	(203,060)	(17,656)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	64,700	278,637	182,161
Repayments of long-term borrowings	(52,840)	(220,374)	(178,629)
Net change in short-term borrowings	5,439	(3,121)	(80,483)
Proceeds from issuances of common stock	37,059	27,661	27,849
Other, net	(4,696)	8,549	(5,861)

Net cash provided by (used for) financing activities	49,662	91,352	(54,963)

Effect of Exchange Rate Changes	(2,887)	(2,134)	2,761

Increase (Decrease) in Cash and Cash Equivalents	139,774	(26,080)	77,686
Cash and Cash Equivalents at Beginning of Period	100,075	126,155	48,469

Cash and Cash Equivalents at End of Period	$239,849	$100,075	$126,155

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

	2005	2004	2003
Cost-reimbursable	85%	83%	82%
Fixed-price	13	15	17
Guaranteed maximum price	2	2	1

Basis of Presentation

The Consolidated Financial Statements include the accounts of the parent company, Jacobs Engineering Group Inc., and its subsidiaries. As used herein, references to the “Company”, “we”, “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries, and references to “Jacobs” relate to the parent company only. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    Significant Accounting Policies

Revenue Accounting for Contracts and Use of Joint Ventures

In accounting for long-term engineering and construction-type contracts, we follow the provisions of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. We recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

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

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures. In general, such contracts fall within the scope of SOP 81-1. We therefore account for these investments in accordance with SOP 81-1 and Emerging Issues Task Force Issue 00-01—Investor Balance Sheet and Income Statement Display under the Equity Method

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for Investments in Certain Partnerships and Other Ventures. Accordingly, for certain of these joint ventures (i.e., where we have an undivided interest in the assets and liabilities of the joint venture), we recognize our proportionate share of joint venture revenues, costs and operating profit in our Consolidated Statements of Earnings. For other investments in engineering and construction joint ventures, we use the equity method of accounting.

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from the clients); and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned under the contracts with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. They do not, in and of themselves, present any risk of loss to us or to our partners. Under accounting principles generally accepted in the United States, our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our consolidated financial statements.

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

At September 30, 2005, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $94.4 million and $79.9 million, respectively, as compared to total assets of $102.5 million and total liabilities of $83.6 million at September 30, 2004. At September 30, 2005, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $105.4 million and $103.9 million, respectively, as compared to total assets of $23.9 million and total liabilities of $27.1 million at September 30, 2004.

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during fiscal 2005, 2004, and 2003, totaled $1.5 billion, $1.2 billion, and $1.4 billion, respectively.

Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 30, 2005 and 2004 consisted primarily of money market mutual funds.

Receivables and Billings in Excess of Costs

Included in “Receivables” in the accompanying Consolidated Balance Sheets at September 30, 2005 and 2004 were $518.6 million and $450.8 million, respectively, of unbilled receivables. Unbilled

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivables represent costs and amounts earned and reimbursable under contracts in progress as of the date our balance sheet. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at September 30, 2005 and 2004 were contract retentions totaling $36.4 million and $44.9 million, respectively. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

“Billings in excess of costs” represent cash collected from clients on contracts in advance of revenues earned thereon as well as advanced billings to clients in excess of costs and earnings on uncompleted contracts. We anticipate that substantially all such amounts will be earned over the next twelve months.

Amounts due from the U.S. federal government included in “Receivables” in the accompanying Consolidated Balance Sheets totaled $194.8 million and $154.5 million at September 30, 2005 and 2004, respectively.

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $42.6 million and $38.7 million at September 30, 2005 and 2004, respectively, of which $31.3 million and $32.5 million, respectively, relate to one claim on a waste incineration project performed in Europe (due to the timing of when the claim may be settled, this claim is included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets). The dispute involves proper waste feed, content of residues, final acceptance of, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $48.1 million) in damages. The client has filed a counterclaim against us, which we believe is without merit.

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

Goodwill and Other Intangible Assets

Consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141—Business Combinations and 142—Goodwill and Other Intangible Assets, goodwill and the cost of intangible assets with indefinite lives are not amortized, but are instead evaluated annually for possible impairment. In conducting the impairment test, we may apply, in accordance with the provisions of SFAS 142, various valuation techniques to estimate the fair value of our reporting units. The values resulting from the application of these valuation techniques are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Since the adoption of SFAS 142 in fiscal 2002, we have not recorded any impairment loss associated with our goodwill

The cost of intangible assets with determinable lives is amortized ratably over the useful lives of the related assets. When events or circumstances or changes in our operations occur that could

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicate that the value of our intangible assets may be impaired, we would conduct an evaluation of the recoverability of the carrying value of our intangible assets with determinable lives to determine whether an adjustment should be made to the carrying value of such assets or their remaining useful lives of the assets, or both.

Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with SFAS No. 128—Earnings per Share. Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS gives effect to all dilutive securities that were outstanding during the period. Our dilutive securities consist solely of nonqualified stock options.

Stock-Based Compensation

We have always accounted for stock-based, employee compensation using the intrinsic value method, in accordance with APB Opinion No. 25—Accounting for Stock Issued to Employees (“APB 25”). Accordingly, on the date a stock option is granted to an employee, we measure compensation cost based on the excess, if any, of the market price of the common stock of Jacobs over the exercise price of the awarded option.

SFAS No. 123—Accounting for Stock-Based Compensation prescribes an optional, fair-value based method of accounting for stock issued to employees and others. Had we determined compensation cost under SFAS 123, our net earnings and earnings per share for each fiscal year ended September 30 would have been reduced to the following pro forma amounts (in thousands, except per share data):

	2005	2004	2003
Net earnings as reported	$151,020	$128,975	$128,010
Fair value of stock-based compensation cost, net of tax	19,412	13,401	15,365

Pro forma net earnings	$131,608	$115,574	$112,645

Earnings per share:
Basic:
As reported	$2.65	$2.30	$2.32
Pro forma	$2.31	$2.06	$2.04
Diluted:
As reported	$2.57	$2.25	$2.27
Pro forma	$2.24	$2.01	$2.00

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	30.46%	30.92%	31.61%
Risk-free interest rate	3.80%	4.35%	3.11%
Expected life of options (in years)	6.50	7.65	7.82

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Like all option-pricing models, the Black-Scholes model requires the use of highly subjective assumptions including the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected volatility of the underlying stock price. Since our stock options possess characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of our options. We believe that existing models do not necessarily provide a reliable single measure of the fair value of the stock options we grant. The effects of applying SFAS 123 for these pro forma disclosures are not likely to be representative of the effects on reported earnings for future fiscal years as options vest over several years and additional awards may be made each year.

With respect to the issuance of restricted stock, unearned compensation expense equivalent to the market value of the stock issued on the date of award is charged to stockholders’ equity and subsequently amortized against earnings over the periods during which the restrictions lapse. During fiscal years 2005, 2004, and 2003, we recognized compensation expense on restricted stock of $1.2 million, $0.8 million, and $0.9 million, respectively.

New Accounting Pronouncements

On December 16, 2004, SFAS No. 123R—Accounting for Share-Based Payment was issued. SFAS 123R is a revision of SFAS 123 and supersedes APB 25. SFAS 123R requires companies to record compensation expense for stock-based awards using a fair value method and is effective for annual periods beginning after June 15, 2005 (effective in fiscal 2006 for the Company). Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award. We currently plan to adopt SFAS 123R effective October 1, 2005, using the modified retrospective application method, and have begun the process of collecting and analyzing the information required. We estimate that the adoption of FAS 123R will have an after tax impact of approximately $9.0 million in fiscal 2006.

Concentrations of Credit Risk

Our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the United States, Europe, Canada and Asia. In the normal course of our business, and consistent with industry practices, we grant credit to our clients without requiring collateral. Concentrations of credit risk is the risk that, if we extend a significant amount of credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government and multi-national corporations operating in a broad range of industries and geographic areas. Additionally, in order to mitigate credit risk, we continually evaluate the credit worthiness of our major commercial clients.

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

Earlier in these Notes to Consolidated Financial Statements, we discussed two significant accounting policies that rely on the application of estimates and assumptions: revenue accounting for

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts; and the process for testing goodwill for possible impairment. The following is a discussion of certain other significant accounting policies that rely on the use of estimates:

Accounting for Pensions—In accounting for pensions, we follow the provisions of SFAS No. 87—Employers’ Accounting for Pensions. SFAS 87 requires the use of assumptions and estimates in order to calculate periodic pension cost, and the value of the plans’ assets and liabilities. These assumptions involve discount rates, investment returns, and projected salary increases, among others. We rely on qualified actuaries to assist us in valuing the financial position of the plans, and to provide advice regarding the actuarial assumptions used. Changes in the actuarial assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense.

Accounting for Income Taxes—We account for income taxes in accordance with SFAS No. 109—Accounting for Income Taxes. Judgment is required in determining our worldwide provision for income taxes. In the normal course of our business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States.

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

Fair Value of Financial Instruments

The net carrying amounts of cash and cash equivalents; receivables; and notes payable approximate fair value due to the short-term nature of these instruments. Similarly, we believe the carrying value of our long-term debt also approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. Certain other assets and liabilities, such as the forward contract and an interest rate swap agreement we purchased as cash-flow hedges (discussed below), are required to be carried in our consolidated financial statements at fair value. The fair values of such instruments are determined based on market information made available to us, and were not significant at September 30, 2005 and 2004.

3.    Stock Purchase and Stock Option Plans

Broad-Based, Employee Stock Purchase Plans

We sponsor two, broad-based, shareholder-approved employee stock purchase plans: the Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”) and the Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan (the “GESPP”). Both plans give employees the right to purchase shares of the common stock of Jacobs. Under the 1989 ESPP, the purchase price was the lower of (i) 90% of the common stock’s closing market price on the first day of

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the option period, or (ii) 90% of the common stock’s closing market price on the last day of the option period. Under the GESPP, the purchase price varied by sub-plan (there is one sub-plan for each foreign country where a participating subsidiary is domiciled), but could not be less than the lower of (i) 90% of the common stock’s closing market price on the first day of the option period, or (ii) 90% of the common stock’s closing market price on the last day of the option period. Option periods under both plans were six months in duration, running from September 1 to February 28 or 29, and from March 1 to August 31. During fiscal 2005, certain amendments were made to both the 1989 ESPP and the GESPP in order to (i) ensure that all option periods ended on September 30, 2005, and (ii) limit the discount employees may realize on purchases occurring after September 30, 2005 to no more than 5% of the market value of the common stock on the last day of the option period.

The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP during each fiscal year ended September 30:

	2005	2004	2003
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$26,533,461	$22,123,243	$21,128,603
Under the GESPP	3,028,806	2,085,819	1,786,296

Total	$29,562,267	$24,209,062	$22,914,899

Aggregate Number of Shares Sold:
Under the 1989 ESPP	621,160	593,216	656,308
Under the GESPP	67,096	55,103	55,140

Total	688,256	648,319	711,448

At September 30, 2005, there were 863,933 shares reserved for issuance under the 1989 ESPP, and there were 402,488 shares reserved for issuance under the GESPP.

Stock Option Plans

We sponsor two, continuing, shareholder-approved stock option plans: the 1999 Stock Incentive Plan (the “1999 SIP”) and the 1999 Outside Director Stock Plan (the “1999 OSDP”). The 1999 SIP provides for the issuance of incentive stock options, nonqualified stock options and restricted stock to employees. The 1999 OSDP provides for awards of stock and restricted stock, and grants of nonqualified stock options to our outside (i.e., nonemployee) directors. The 1999 SIP and the 1999 OSDP (the “1999 Plans”) replaced our 1981 Executive Incentive Plan (the “1981 Plan”). The following table sets forth certain information about the 1999 SIP and 1999 OSDP (together, the “1999 Stock Option Plans”):

	1999 SIP	1999 OSDP	Total
Number of shares authorized	7,600,000	400,000	8,000,000
Number of remaining shares reserved for issuance at September 30, 2005	6,483,015	336,500	6,819,515
Number of shares relating to outstanding stock options at September 30, 2005	4,194,334	117,000	4,311,334
Number of shares available for future awards:
At September 30, 2005	2,288,681	219,500	2,508,181
At September 30, 2004	787,375	249,500	1,036,875

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of shares of common stock that may be awarded under the 1999 SIP in the form of restricted stock is limited to 1,560,000 shares, and shares of restricted stock that are subsequently forfeited become available again for issuance as restricted stock. At September 30, 2005, there was a total of 1,338,400 shares of common stock that remained available for issuance in the form of restricted stock under the 1999 SIP.

The following table summarizes the stock option activity under the 1999 Stock Option Plans and the 1981 Plan for each fiscal year ended September 30:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2002	4,939,711	$22.88
Granted	660,500	$39.70
Exercised	(457,148)	$16.14
Cancelled or expired	(69,450)	$24.76

Outstanding at September 30, 2003	5,073,613	$25.64
Granted	996,000	$44.55
Exercised	(227,575)	$18.03
Cancelled or expired	(16,875)	$30.60

Outstanding at September 30, 2004	5,825,163	$29.16
Granted	499,550	$52.61
Exercised	(1,159,055)	$18.08
Cancelled or expired	(71,256)	$39.95

Outstanding at September 30, 2005	5,094,402	$33.83

Options outstanding at September 30, 2005 consisted entirely of nonqualified stock options. Included in the number of options outstanding at September 30, 2005 were options to purchase 783,068 shares of common stock granted under the 1981 Plan. Certain other information regarding our stock option plans follows:

	2005	2004	2003
At September 30:
Range of exercise prices for options outstanding	$10.20–$53.90	$9.79–$47.15	$9.79–$46.30
Number of options exercisable	3,478,120	3,634,288	2,799,888
For the fiscal year ended September 30:
Range of prices relating to options exercised	$9.79–$46.69	$9.79–$39.92	$9.79–$39.19
Estimated weighted average fair values of options granted	$20.93	$20.38	$16.92

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information regarding options outstanding, and options exercisable at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$10.20–$10.74	46,500	1.7	$10.41	46,500	$10.41
$11.05–$15.97	489,618	2.8	$14.41	489,618	$14.41
$16.26–$19.66	784,100	4.3	$17.53	784,100	$17.53
$21.57–$26.58	38,810	3.9	$23.39	37,310	$23.26
$26.99–$32.29	357,000	6.3	$29.35	293,250	$29.18
$32.88–$36.98	808,140	5.7	$33.04	789,890	$32.97
$38.16–$42.50	1,396,810	6.9	$39.62	804,480	$39.53
$43.25–$48.02	736,874	6.1	$46.30	232,972	$46.35
$51.95–$53.90	436,550	6.6	$53.83	—	$—

	5,094,402	5.7	$33.83	3,478,120	$28.56

Our stock option plans allow participants to satisfy the exercise price by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity.

During the fiscal years ended September 30, 2005, 2004, and 2003, we issued 104,550 shares, 29,000 shares, and 23,000 shares, respectively, of restricted stock under our stock options plans. The restrictions generally relate to the recipient’s ability to sell or otherwise transfer the stock. There are also restrictions that subject the stock to forfeiture back to us until earned by the recipient through continued employment or service.

4.    Earnings Per Share

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for each fiscal year ended September 30 (in thousands):

	2005	2004	2003
Weighted average shares outstanding (denominator used to compute Basic EPS)	57,046	56,134	55,145
Effect of stock options and restricted shares	1,644	1,299	1,247

Denominator used to compute Diluted EPS	58,690	57,433	56,392

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Business Combination

During the fourth quarter of fiscal 2004, we completed the acquisition of the Babtie Group Limited (the “Babtie Group”) for a total cash purchase price of £92.0 million (then, approximately $169.3 million). The Babtie Group is a leading provider of technical and professional services to clients in the infrastructure, facilities, environmental, defense, and governmental outsourcing markets, among others. Headquartered in Scotland, the Babtie Group employs approximately 3,500 people in offices located throughout the United Kingdom and Asia, with smaller operations in India and the Czech Republic. The purchase price was financed through a combination of cash-on-hand and borrowings under our long-term, revolving credit facility. Our consolidated results of operations include those of the Babtie Group from the date of acquisition.

The purchase price was allocated to the tangible net assets acquired (approximately $42.8 million), and intangible assets acquired (approximately $35.0 million). The intangible assets acquired are being amortized over lives that range from 2.5 years to 8 years (the weighted average life for all intangibles is 5.9 years) and are included in “Miscellaneous Noncurrent Assets” in the accompanying Consolidated Balance Sheet.

Following the completion of the acquisition of the Babtie Group, we completed the purchase price allocation process. This process resulted in increases to goodwill, net of taxes, primarily for an underfunded pension plan (approximately $39.3 million); office consolidations and project-related reserves (approximately $10.2 million); and self-insurance reserves (approximately $6.2 million).

6.	Property, Equipment and Improvements, Net

The following table presents the components of our property, equipment and improvements at September 30, 2005 and 2004 (in thousands):

	2005	2004
Land	$8,775	$7,990
Buildings	67,729	66,046
Equipment	257,491	240,325
Leasehold improvements	44,042	38,993
Construction in progress	7,909	11,130

	385,946	364,484
Accumulated depreciation and amortization	(230,975)	(213,302)

	$154,971	$151,182

Operating expenses include provisions for depreciation and amortization of $38.7 million, $33.0 million, and $35.4 million for fiscal 2005, 2004, and 2003, respectively.

7.	Borrowings

Short-Term Credit Arrangements

At September 30, 2005, we had approximately $36.0 million available through multiple, committed bank lines of credit, under which we may borrow on an overdraft or short-term basis. Interest under these lines is determined at the time of borrowing based on the banks’ prime or base rates, rates paid on certificates of deposit, the banks’ actual costs of funds or other variable rates. Most of the agreements require the payment of a fee based on the amount of the facility. Some of the agreements

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require us to be in compliance with the covenants, terms and conditions contained in our long-term, revolving credit facility (discussed below). Other agreements require us to maintain certain minimum levels of working capital and net worth.

The following table presents certain information regarding our lines of credit, both committed and uncommitted, for each fiscal year ended September 30 (dollars in thousands):

	2005	2004	2003
Amount outstanding at year end	$6,351	$1,257	$467
Weighted average interest rate at year end	1.85%	5.25%	3.29%
Weighted average borrowings outstanding during the year	$10,194	$5,261	$5,307
Weighted average interest rate during the year	2.26%	3.61%	4.14%
Maximum amount outstanding during the year	$13,528	$11,268	$12,790

Long-term Debt and Credit Arrangements

Amounts shown as “Long-term Debt” in the accompanying Consolidated Balance Sheets represent borrowings under our $290.0 million, long-term, revolving credit facility. This facility expires in January 2010, and provides for unsecured borrowings at either fixed rates offered by the banks (a syndicate consisting of U.S., Canadian, and European banks) at the time of borrowing, or at variable rates based on the agent bank’s base rate, LIBOR or the latest federal funds rate. The agreement requires us to maintain certain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). The agreement also restricts the payment of cash dividends and requires us to pay a facility fee based on the total amount of the commitments. During fiscal 2005 and 2004, the weighted average interest rates charged on these borrowings were 4.30% and 3.49%, respectively.

Interest payments made during fiscal 2005, 2004, and 2003 totaled $5.2 million, $2.4 million, and $4.2 million, respectively.

8.	Pension Plans

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in the plans’ combined net benefit obligation for each fiscal year ended September 30 (in thousands):

	2005	2004
Net benefit obligation at the beginning of the year	$560,725	$255,622
Service cost	21,268	7,389
Interest cost	34,869	19,776
Participants’ contributions	14,359	3,940
Actuarial (gains) losses	115,520	(6,321)
Benefits paid	(24,491)	(13,259)
Effect of plan amendments	6,219	17,870
Curtailments/Settlements	(3,840)	—
Effect of acquisitions	4,459	261,991
Effect of exchange rate changes	(19,104)	13,717

Net benefit obligation at the end of the year	$709,984	$560,725

The following table sets forth the change in the combined fair value of the plans’ assets for each fiscal year ended September 30 (in thousands):

	2005	2004
Fair value of plan assets at the beginning of the year	$407,180	$185,560
Actual return on plan assets	62,010	18,730
Employer contributions	33,822	14,920
Participants’ contributions	14,359	3,940
Gross benefits paid	(24,491)	(13,259)
Effect of acquisitions	2,962	186,282
Effect of exchange rate changes	(12,662)	11,007
Curtailments/Settlements	(2,038)	—

Fair value of plan assets at the end of the year	$481,142	$407,180

The following table reconciles the combined funded statuses of the plans as well as amounts recognized and not recognized in the accompanying Consolidated Balance Sheets at September 30, 2005 and 2004 (in thousands):

	2005	2004
Funded status at the end of the year	$(228,842)	$(153,545)
Unrecognized actuarial losses	166,239	81,874
Unamortized prior service cost	24,646	19,096
Additional minimum liability	(145,774)	(76,524)
Contributions after measurement date	29,156	8,913
Effect of exchange rate changes	(7,138)	771

Net amount recognized at the end of the year	$(161,713)	$(119,415)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 30, 2005 and 2004 (in thousands):

	2005	2004
Prepaid pension asset	$38,510	$22,333
Additional minimum liability	(145,774)	(76,524)
Accrued benefit liability	(54,449)	(65,224)

Net benefit obligation recognized at the end of the year	$(161,713)	$(119,415)

The following table presents the significant actuarial assumptions used in determining the funded statuses of the plans for each fiscal year ended September 30:

	2005	2004	2003
Weighted average discount rates	4.0% to 5.5%	5.25% to 6.25%	6.0% to 6.3%
Rates of compensation increases	3.0% to 3.5%	2.5% to 4.5%	2.5% to 3.3%
Expected rates of return on plan assets	6.0% to 9.0%	6.0% to 9.0%	8.0% to 9.0%

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. The range of 6.0% to 9.0% expected rate of return used in the current valuation of the funded status of the plans was determined after considering the aforementioned factors. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to avoid concentration of investment risk in any one type of asset, issuer or geography. None of our pension plans hold a material amount of the common stock of Jacobs Engineering Group Inc. The plans’ weighted average asset allocations at June 30, 2005 and 2004 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	2005	2004
Equity securities	56%	57%
Debt securities	36%	34%
Real estate investments	1%	1%
Other	7%	8%

We anticipate our contributions into the plans for fiscal 2006 will total approximately $36.1 million. Total benefit payments expected to be paid to the participants of our pension plans for each of the next five fiscal years, and in total for the five years thereafter, are as follows (in thousands):

2006	$22,106
2007	23,168
2008	24,509
2009	25,629
2010	27,203
For the period 2011 through 2015	157,570

At September 30, 2005, our pension plans were in a net, under-funded status by $228.8 million compared to a net, under-funded status of $153.5 million at September 30, 2004.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of net periodic pension cost recognized in the accompanying Consolidated Statements of Earnings for each fiscal year ended September 30 (in thousands):

	2005	2004	2003
Service cost	$21,268	$7,389	$10,127
Interest cost	34,868	19,775	24,696
Expected return on plan assets	(32,962)	(20,341)	(26,834)
Other	6,218	4,684	2,751

Net pension cost, before settlement charge	29,392	11,507	10,740
Settlement charge	(1,802)	—	—

Total, net periodic pension cost recognized	$27,590	$11,507	$10,740

Included in other comprehensive income for fiscal 2005 are after-tax charges totaling $49.5 million adjusting the additional minimum liabilities relating to the pension plans. Included in other comprehensive income for fiscal 2004 and 2003 are after-tax credits and charges of $6.6 million and $13.1 million, respectively, relating to the additional minimum liabilities of the pension plans. In general, SFAS 87 requires companies to record a liability in the amount by which a pension plan’s accumulated benefit obligation exceeds the fair value of its assets. This non-cash charge to stockholders’ equity will be reviewed next fiscal year in connection with the annual actuarial valuation of the pension plans and is subject to adjustment at that time.

In connection with the fiscal 2001 acquisition of certain engineering and contracting businesses from Stork N.V., we are negotiating the value of certain plan assets and prior service obligations that may be transferred from a multiemployer pension plan into a new, single-employer pension plan we formed during fiscal 2004 for the benefit of our employees in the Netherlands. If such a transfer were to occur presently, we believe the value of the assets we would receive would be less than the value of the prior service pension obligations we would assume. This difference would be treated in a manner similar to unamortized prior service costs. Included in “Other Deferred Liabilities” in the accompanying Consolidated Balance Sheet at September 30, 2005 is approximately $40.4 million for the prior service obligations relating to the multiemployer pension plan in the Netherlands.

Multiemployer Plans

In the United States and Canada, we contribute to various trusteed pension plans covering hourly construction employees under industry-wide agreements. In selected operations in Europe, we contribute to multiemployer plans covering both hourly and certain salaried employees. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct costs of contracts on a current basis. Information from the plans’ administrators is not available to permit us to determine our share of unfunded benefits, if any. Our contributions to these plans totaled $38.1 million, $39.2 million, and $36.4 million for each of the three fiscal years ended September 30, 2005, 2004, and 2003, respectively.

9.    Savings and Deferred Compensation Plans

Savings Plans

We maintain savings plans for substantially all of our domestic, nonunion employees. These plans allow participants to make contributions by salary deduction pursuant to section 401(k) of the United States Internal Revenue Code. Our contributions to these plans totaled $21.5 million, $20.4 million,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $23.5 million, for fiscal 2005, 2004, and 2003, respectively. Company contributions are voluntary for most of the savings plans, and represent a partial matching of employee contributions.

Deferred Compensation Plans

Our Executive Security Plan (“ESP”) and Executive Deferral Plans (“EDP”) are nonqualified deferred compensation programs that provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. Benefit payments under both plans are funded by a combination of contributions from participants and the Company, and most of the participants are covered by life insurance policies with the Company designated as the beneficiary. Amounts charged to expense relating to these programs for each of the three fiscal years ended September 30, 2005, 2004, and 2003 totaled $3.6 million, $4.9 million, and $2.0 million, respectively.

10.    Income Taxes

The following table presents the components of our consolidated income tax expense for each fiscal year ended September 30 (in thousands):

	2005	2004	2003
Current tax expense:
Federal	$54,280	$44,548	$30,467
State	9,386	7,692	7,497
Foreign	18,318	21,559	10,386

Total current tax expense	81,984	73,799	48,350

Deferred tax expense (benefit):
Federal	(7,393)	2,077	16,816
State	1,278	435	845
Foreign	9,170	(6,862)	2,918

Total deferred tax expense (benefit)	3,055	(4,350)	20,579

Consolidated income tax expense	$85,039	$69,449	$68,929

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at September 30, 2005 and 2004 (in thousands):

	2005	2004
Deferred tax assets:
Liabilities relating to employee benefit plans	$54,661	$50,613
Defined benefit pension plans	69,413	44,081
Liabilities relating to self-insurance programs	14,758	15,390
Net operating loss carryforwards relating to non-U.S. operations	5,147	—
Incremental U.S. tax on unremitted foreign earnings	4,487	—
Contract revenues and costs	—	8,433
Settlement of pension obligations	—	6,677
Foreign deferred taxes	—	16,602
Other	1,889	2,370

Gross deferred tax assets	150,355	144,166

Deferred tax liabilities:
Depreciation and amortization	(18,515)	(20,801)
Contract revenues and costs	(888)	—
State income and franchise taxes	(734)	(1,463)
Residual U.S. tax on unremitted foreign earnings	—	(2,618)
Other	(1,507)	(3,224)

Gross deferred tax liabilities	(21,644)	(28,106)

Net deferred tax assets	$128,711	$116,060

During fiscal 2005, 2004, and 2003, we realized income tax benefits of $15.4 million, $2.0 million, and $3.8 million, respectively, relating to exercises of nonqualified stock options. Generally, the net operating loss carry forwards of our non-U.S. operations may be carried forward indefinitely until fully utilized.

The reconciliation from the statutory U.S. federal income tax expense to the consolidated effective income tax expense for each fiscal year ended September 30 follows (dollars in thousands):

	2005	2004	2003
Statutory amount	$82,621	$69,449	$68,929
State taxes, net of the federal benefit	6,932	5,283	5,422
Other, net	(4,514)	(5,283)	(5,422)

Consolidated income tax expense	$85,039	$69,449	$68,929

Rates used to compute statutory amount	35.0%	35.0%	35.0%

Consolidated effective income tax rates	36.0%	35.0%	35.0%

During fiscal 2005, 2004, and 2003, we paid approximately $71.5 million, $76.8 million, and $58.0 million, respectively, in income taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of our consolidated earnings before taxes for each fiscal year ended September 30 (in thousands):

	2005	2004	2003
United States earnings	$181,836	$164,031	$142,733
Foreign earnings	54,223	34,393	54,206

	$236,059	$198,424	$196,939

United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings are expected to be permanently reinvested. At September 30, 2005, approximately $50.0 million of such undistributed earnings of certain foreign subsidiaries was expected to be permanently reinvested. Should these earnings be repatriated, approximately $9.0 million of income taxes would be payable.

11.    Commitments, Contingencies and Guarantees

Commitments Under Operating Leases

We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $304.6 million at September 30, 2005 payable as follows (in thousands):

Year ending September 30,
2006	$78,752
2007	66,769
2008	57,055
2009	46,658
2010	34,202
Thereafter	58,978

342,414
Amounts representing sublease income	(37,780)

$304,634

Rent expense for fiscal years 2005, 2004, and 2003 totaled $84.6 million, $70.7 million, and $66.3 million, respectively, and was offset by sublease income of approximately $5.5 million, $6.9 million, and $3.6 million, respectively. Operating leases relating to many of our major offices generally contain renewal options, and provide for additional rental based on escalation in operating expenses and real estate taxes.

Contingencies

Concurrent with the acquisition of the Babtie Group, we entered into a forward contract with a large, U.S. bank in the notional amount of £39.9 million (approximately $73.4 million). The purpose of the contract was to hedge the exposure to fluctuating foreign-currency exchange rates on a £39.9 million intercompany loan. Based on the terms of the contract, we believe the effect of the loan on future earnings at September 30, 2005 should be limited to $4.1 million of expense. In addition, we entered into a floating-to-fixed interest rate swap agreement with another U.S. bank which fixes the effective rate of interest on £34.0 million (then, approximately $61.1 million) of bank debt incurred in

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the acquisition of the Babtie Group. This instrument allows us to receive a floating rate payment tied to the 3-month LIBOR plus a spread from the counterparty, in exchange for a fixed-rate payment from us. We’ve determined these contracts to be highly effective according to the definitions of SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities. The contracts are recognized in the Consolidated Balance Sheet at their fair values. Changes in the fair values of the derivatives are recorded in other comprehensive income and are released into earnings over the life of the forward contract. Amounts released during fiscal 2005 and 2004 totaled $0.7 million and $0.1 million, respectively. The fair values of the derivatives were not material at September 30, 2005 and 2004.

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

In addition, as a contractor providing services to agencies of the United States federal government, we are subject to many levels of audits, investigations and claims by, or on behalf of, the U.S. federal government with respect to our contract performance, pricing, costs, cost allocations and procurement practices. Furthermore, our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the United States as well as by various government agencies representing jurisdictions outside the United States within which we operate.

Management believes, after consultation with counsel, that such guarantees, litigation, United States Government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

Letters of credit outstanding at September 30, 2005 totaled $78.6 million.

Guarantees

We lease certain real property located in Houston, Texas which, for the purpose of this disclosure, we refer to as “Houston Tower I”. Houston Tower I consists of an office building which we use in our operations. The operating lease agreement for Houston Tower I gives us the option to purchase the real property at the end of the lease term in 2011 for $49.0 million. We also have the right to request an extension of the lease, or we may assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term return payment obligation of $35.3 million.

During fiscal 2005, we entered into various agreements including a master operating lease agreement for the construction and lease of an approximately 293,000 square foot office building and adjacent parking structure in Houston, Texas (“Houston Tower II”), and the lease of equipment and other tangible personal property. Houston Tower II will be constructed on property that is adjacent to Houston Tower I. Houston Tower II is expected to be completed in early calendar 2007 and, when

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

finished, will be used by us in our operations. The lease agreement for Houston Tower II is expected to run through 2015 and gives us the option to purchase the real property at any time prior to the expiration of the lease. We also have the right to assist the owner in selling the property at the end of the lease term. The net proceeds from any such sale of the property would be used to reduce our end-of-term residual value guarantee (expected to be approximately $38.8 million).

At September 30, 2005, we had guaranteed the repayment of certain bank debt of an unconsolidated affiliate. The term of the guarantee is equal to the remaining term of the underlying debt, which is scheduled to terminate on July 31, 2006. We would be required to perform on the guarantee in the event of default by the primary obligor. The maximum potential amount of future payments we could be required to make under this guarantee at September 30, 2005 is $3.0 million.

We have determined that the aggregate fair value of the aforementioned financial guarantees is not significant at September 30, 2005.

12.    Common and Preferred Stock

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Other Financial Information

The following table presents the components of the items indicated as shown in the accompanying Consolidated Balance Sheets at September 30, 2005 and 2004 (in thousands):

	2005	2004
Miscellaneous Noncurrent Assets:
Deferred income taxes	$101,847	$82,078
Cash surrender value of life insurance policies	58,031	54,211
Intangible assets (a)	41,280	49,340
Prepaid pension costs	38,510	22,333
Project related long-term receivables	31,305	32,378
Investments	26,878	32,223
Notes receivable	3,395	3,340
Other	12,164	12,845

Total	$313,410	$288,748

Accrued Liabilities:
Accrued payroll and related liabilities	$241,463	$210,281
Project-related accruals	52,433	48,093
Insurance liabilities	41,637	34,318
Sales Tax	26,184	24,548
Other	46,054	59,928

Total	$407,771	$377,168

Other Deferred Liabilities:
Liabilities relating to defined benefit pension and early retirement plans	$246,420	$186,961
Liabilities relating to nonqualified deferred compensation arrangements	46,463	45,045
Deferred income taxes	19,283	25,176
Other	19,631	38,507

Total	$331,797	$295,689

(a)	Intangible assets consist primarily of intangible assets acquired in connection with the Babtie Group, and an intangible asset relating to one of our international defined benefit pension plans.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Comprehensive Income

We have disclosed the components of comprehensive income in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Stockholders’ Equity. The accumulated balances relating to each component of other comprehensive income (loss), net of any related income tax, for each fiscal year ended September 30 follows (in thousands):

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustment	Other	Total Accumulated Other Comprehensive Loss
Balances at September 30, 2002	$(13,259)	$(31,227)	$1,904	$(42,582)
Changes during the year	9,133	(13,079)	(1,790)	(5,736)

Balances at September 30, 2003	(4,126)	(44,306)	114	(48,318)
Changes during the year	(1,688)	6,632	(568)	4,376

Balances at September 30, 2004	(5,814)	(37,674)	(454)	(43,942)
Changes during the year	(1,626)	(49,494)	(2,288)	(53,408)

Balances at September 30, 2005	$(7,440)	$(87,168)	$(2,742)	$(97,350)

“Other” consists of unrealized gains (losses) on available-for-sale marketable securities, and gains (losses) associated with two cash flow hedges.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Segment Information

As discussed above, we provide a broad range of technical, professional, and construction services. We provide our services primarily from offices located throughout North America and Europe. We also have offices located in selected regions of Asia, Mexico and Australia.

All of our operations share similar economic characteristics. For example, all of our operations are highly influenced by the general availability of qualified engineers and other technical professional staff. They also provide similar services as well as share similar processes for delivering our services. In addition, the use of technology is highly similar and consistent throughout our organization, as is our client base (with the exception of our operations outside the United States, which perform very little work for the U.S. federal government), and our quality assurance and safety programs. Furthermore, the types of information and internal reports used by management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these similarities, we have concluded that our operations may be aggregated into one reportable segment for purposes of this disclosure.

The following table presents certain financial information by geographic area for fiscal 2005, 2004, and 2003 (in thousands):

	2005	2004	2003
Revenues (for the fiscal years ended September 30):
United States	$3,741,257	$3,045,003	$2,985,022
Europe	1,285,957	979,498	1,128,274
Canada	525,467	506,387	460,083
Asia	53,577	38,209	29,910
Other	28,743	25,138	12,312

Total	$5,635,001	$4,594,235	$4,615,601

Long-Lived Assets (at September 30):
United States	$109,198	$103,469	$103,994
Europe	28,182	31,895	23,955
Canada	5,072	4,027	2,681
Asia	12,519	11,791	11,473

Total	$154,971	$151,182	$142,103

Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.

For each of the three fiscal years ended September 30, 2005, 2004, and 2003, revenues earned directly or indirectly from agencies of the U.S. federal government accounted for 21.2%, 22.3%, and 22.6%, respectively, of total revenues.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Selected Quarterly Information—Unaudited

The following table presents selected quarterly financial information for each of the fiscal years shown (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2005
Revenues	$1,283,300	$1,383,195	$1,449,047	$1,519,459	$5,635,001
Operating profit	52,719	57,639	63,773	67,343	241,474
Earnings before taxes	50,829	55,721	62,576	66,933	236,059
Net earnings	32,530	35,660	40,050	42,780	151,020
Earnings per share:
Basic	0.58	0.63	0.70	0.74	2.65
Diluted	0.56	0.61	0.68	0.72	2.57
2004
Revenues	$1,135,129	$1,123,884	$1,119,536	$1,215,686	$4,594,235
Operating profit	52,418	52,785	46,631	46,432	198,266
Earnings before taxes	52,000	53,500	46,046	46,878	198,424
Net earnings	33,800	34,775	29,930	30,470	128,975
Earnings per share:
Basic	0.61	0.62	0.53	0.54	2.30
Diluted	0.59	0.61	0.52	0.53	2.25
2003
Revenues	$1,218,680	$1,202,606	$1,131,105	$1,063,210	$4,615,601
Operating profit	46,843	48,514	50,550	51,208	197,115
Earnings before taxes	46,369	48,431	50,554	51,585	196,939
Net earnings	30,140	31,480	32,860	33,530	128,010
Earnings per share:
Basic	0.55	0.57	0.59	0.60	2.32
Diluted	0.54	0.56	0.58	0.59	2.27

Operating profit represents revenues, less direct costs of contracts and selling, general and administrative expenses.

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jacobs Engineering Group Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 2, 2005 expressed an unqualified opinion thereon.

Los Angeles, California

December 2, 2005

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Jacobs Engineering Group Inc. (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005 and our report dated December 2, 2005 expressed an unqualified opinion thereon.

Los Angeles, California

December 2, 2005