Form 10-Q
period 2005-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2006-02-09
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

☒ Yes - ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes - ☒ No

Number of shares of common stock outstanding at February 7, 2006: 58,389,560

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2005 (Unaudited)	September 30, 2005 (a)
ASSETS
Current Assets:
Cash and cash equivalents	$271,162	$239,849
Receivables	1,120,979	1,029,923
Deferred income taxes	45,835	46,147
Prepaid expenses and other	23,207	21,512

Total current assets	1,461,183	1,337,431

Property, Equipment and Improvements, Net	155,017	154,971

Other Non-current Assets:
Goodwill	549,835	547,909
Miscellaneous	332,766	338,548

Total other non-current assets	882,601	886,457

	$2,498,801	$2,378,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$9,074	$6,351
Accounts payable	312,005	257,013
Accrued liabilities	393,265	407,771
Billings in excess of costs	122,245	109,978
Income taxes payable	15,556	3,982

Total current liabilities	852,145	785,095

Long-term Debt	93,070	89,632

Other Deferred Liabilities	327,209	331,797

Minority Interests	6,695	6,555

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 100,000,000 shares; 58,267,111 shares issued and outstanding at December 31, 2005; 58,129,997 shares issued and outstanding at September 30, 2005	58,267	58,130
Additional paid-in capital	373,917	361,768
Retained earnings	891,643	850,065
Accumulated other comprehensive loss	(97,455)	(97,350)

	1,226,372	1,172,613
Unearned compensation	(6,690)	(6,833)

Total stockholders’ equity	1,219,682	1,165,780

	$2,498,801	$2,378,859

(a)	Adjusted to include the effects of stock-based compensation in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards 123R-Share Based Payment (“SFAS 123R”) and the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended December 31, 2005 and 2004

(In thousands, except per share information)

(Unaudited)

	2005	2004 (a)
Revenues	$1,683,458	$1,283,300
Costs and Expenses:
Direct cost of contracts	(1,471,521)	(1,094,562)
Selling, general and administrative expenses	(144,524)	(141,505)

Operating Profit	67,413	47,233
Other Income (Expense):
Interest income	2,460	810
Interest expense	(1,619)	(1,895)
Miscellaneous expense, net	(1,027)	(805)

Total other expense, net	(186)	(1,890)

Earnings Before Taxes	67,227	45,343
Income Tax Expense	(24,202)	(16,479)

Net Earnings	$43,025	$28,864

Net Earnings Per Share:
Basic	$0.74	$0.51
Diluted	$0.72	$0.50

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R and the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended December 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004 (a)
Net Earnings	$43,025	$28,864

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(94)	1,586
Loss on cash flow hedges	(15)	(563)

Other comprehensive income (loss) before taxes	(109)	1,023
Income tax benefit	4	197

Net other comprehensive income	(105)	1,220

Net Comprehensive Income	$42,920	$30,084

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R and the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004 (a)
Cash Flows from Operating Activities:
Net earnings	$43,025	$28,864
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	9,635	9,463
Intangible assets	1,916	1,997
Stock based compensation	4,062	5,707
Excess tax benefits from stock based compensation	(1,535)	(757)
Net (gains) losses on sales of assets	(134)	23
Changes in certain assets and liabilities:
Receivables	(93,800)	(33,927)
Prepaid expenses and other current assets	(1,779)	207
Accounts payable	54,922	35,551
Accrued liabilities	(13,120)	(13,399)
Billings in excess of costs	13,410	20,604
Income taxes payable	13,909	10,552
Deferred income taxes	(410)	(3,771)
Other, net	178	178

Net cash flows from operating activities	30,279	61,292

Cash Flows from Investing Activities:
Additions to property and equipment	(10,840)	(7,477)
Disposals of property and equipment	356	444
Proceeds from sales of investments	77	322
Acquisition of businesses, net of cash acquired	(2,691)	—
Net increase in other, non-current assets	(1,315)	(1,597)

Net cash flows from investing activities	(14,413)	(8,308)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	7,992	42,579
Repayments of long-term borrowings	(3,194)	(15,831)
Net change in short-term borrowings	2,803	156
Proceeds from issuances of common stock	5,458	501
Excess tax benefits from stock based compensation	1,535	757
Changes in other deferred liabilities, net	(199)	(7,598)

Net cash flows from financing activities	14,395	20,564

	30,261	73,548
Effect of Exchange Rate Changes	1,052	(4,892)

Net Increase in Cash and Cash Equivalents	31,313	68,656
Cash and Cash Equivalents at the Beginning of the Period	239,849	100,075

Cash and Cash Equivalents at the End of the Period	$271,162	$168,731

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R and the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2005

(continued)

Basis of Presentation

Unless the context otherwise requires, references herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors, and references herein to the “Company,” “we,” “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely, with the exception of the adjustments relating to the Company’s adoption of SFAS 123R discussed below, of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 31, 2005 and for the three months ended December 31, 2005 and 2004.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Readers of these consolidated financial statements should also read our fiscal 2005 audited consolidated financial statements and notes thereto included in our 2005 Form 10-K as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2005 Form 10-K.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R)—Share-Based Payment (“SFAS 123R”). SFAS 123R requires that we measure the value of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value is recognized as a non-cash cost over the period the employee provides services. On October 1, 2005, the Company adopted SFAS 123R under the modified retrospective application (“MRA”) method. Accordingly, we have adjusted our prior financial statements to include the amounts we reported previously in the pro forma disclosures made in accordance with the provisions of SFAS 123—Stock-Based Compensation (“SFAS 123”). The effective date of the restatement was October 1, 1995 (i.e., the beginning of fiscal 1996).

The fair value of option awards has been estimated using the Black-Scholes option pricing model. Like all option pricing models, the Black-Scholes model requires the use of highly subjective assumptions. To the extent these assumptions change, the value assigned to future option awards and, accordingly, the amount of expense to be recognized in the future, will likewise change. Total compensation cost relating to stock options included in the accompanying consolidated statements of earnings for the three months ended December 31, 2005 and 2004 was $3.6 million ($2.3 million after-tax, or $0.04 per diluted share) and $5.5 million ($3.7 million after-tax, or $0.07 per diluted share), respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2005

(continued)

With respect to the issuance of restricted stock, unearned compensation expense equivalent to the fair value of the stock issued on the date of award is charged to stockholders’ equity and subsequently amortized against earnings over the periods during which the restrictions lapse. The adoption of SFAS 123R had no affect on our method of accounting for restricted stock awards. Total, pre-tax, compensation cost relating to restricted stock included in the accompanying consolidated statements of earnings for the three months ended December 31, 2005 and 2004 was $0.5 million and $0.2 million, respectively.

The cumulative effect of the adoption of SFAS 123R at September 30, 2005 caused the recognition of a long-term, deferred tax asset (included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets) of $25.1 million, and a $25.1 million increase to stockholders’ equity.

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at December 31, 2005 and September 30, 2005 were $561.1 million and $518.6 million, respectively, of unbilled receivables, which represent amounts earned and reimbursable under contracts in progress at the respective balance sheet dates. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at December 31, 2005 and September 30, 2005 were contract retentions totaling $36.8 million and $36.4 million, respectively. In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $42.1 million and $42.6 million at December 31, 2005 and September 30, 2005, respectively, of which approximately $30.9 million and $31.3 million, respectively, pertain to one claim on a waste incineration project performed in Europe and which is more fully described in Part I, Item 3, Legal Proceedings in our 2005 Form 10-K on page 18 thereto (due to the timing of when the claim may be settled, this is included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets). Although we have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $47.5 million at December 31, 2005), there can be no certainty as to the ultimate outcome of our claim. Also included in receivables are incentive fees recognized on a contract with the U.S. Department of Energy. The terms of the contract stipulate that incentive fees may not be fully billed until the completion of the project, currently estimated to occur in 2007. The amount of deferred fees recognized on this contract at December 31, 2005 and September 30, 2005 totaled $40.5 million and $38.4 million, respectively.

Amounts due from the United States federal government totaled $202.5 million and $194.8 million at December 31, 2005 and September 30, 2005, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2005

(continued)

Property, Equipment and Improvements, Net

Property, equipment and improvements, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2005	September 30, 2005
Land	$8,560	$8,775
Buildings	67,994	67,729
Equipment	261,675	257,491
Leasehold improvements	44,891	44,042
Construction in progress	10,549	7,909

	393,669	385,946
Accumulated depreciation and amortization	(238,652)	(230,975)

	$155,017	$154,971

Revenue Accounting for Contracts / Accounting for Joint Ventures

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2005

(continued)

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from the clients); and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned under the contracts with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. They do not, in and of themselves, present any risk of loss to us or to our partners. Under accounting principles generally accepted in the United States, our share of losses associated with the contracts held by the joint ventures, if and when they occur, are reflected in our consolidated financial statements.

In accordance with the provisions of FASB Interpretation No. 46R—Consolidation of Variable Interest Entities (“FIN 46R”), we have analyzed our joint ventures and have classified them into two groups: those variable interest entities (“VIEs”) of which we are the primary beneficiary, and those VIEs of which we are not the primary beneficiary. In accordance with FIN 46R and our accounting practices discussed above, we apply the consolidation method of accounting for our investment in material VIEs of which we are the primary beneficiary.

At December 31, 2005, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $94.8 million and $82.1 million, respectively. At December 31, 2005, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $90.6 million and $96.3 million, respectively.

When we are directly responsible for subcontractor labor, or third-party materials and equipment (“pass-through costs”), we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such pass-through costs included in revenues during the first quarter of fiscal 2006 and 2005 totaled $606.3 million and $334.6 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2005

(continued)

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended December 31
	2005	2004
Service cost	$6,165	$5,604
Interest cost	9,173	9,004
Expected return on plan assets	(9,243)	(8,445)
Amortization of unrecognized items	2,931	1,593

Net periodic benefit cost	$9,026	$7,756

During the first quarter of fiscal 2006, we made cash contributions of approximately $6.9 million to our plans, and we expect to make cash contributions of an additional $20.3 million over the remaining three quarters of fiscal 2006.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended December 31
	2005	2004
Weighted average shares outstanding (denominator used to compute basic EPS)	57,962	56,718
Effect of employee and outside director stock options	1,704	1,232

Denominator used to compute diluted EPS	59,666	57,950

Accounting for and Disclosure of Guarantees

We lease certain real property located in Houston, Texas which consists of an office building we use in our operations (“Houston Tower I”). The operating lease agreement for Houston Tower I gives us the option to purchase the real property at the end of the lease term in 2011 for $49.0 million. We also have the right to request an extension of the lease, or we may assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term return payment obligation of $35.3 million.

During fiscal 2005, we entered into various agreements including a master operating lease agreement for the construction and lease of an office building and adjacent parking structure in Houston, Texas (“Houston Tower II”), and the lease of equipment and other tangible personal property. Houston Tower II will be constructed on property that is adjacent to Houston Tower I. Houston Tower II is expected to be completed in early calendar 2007 and, when finished, will be

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2005

(continued)

used by us in our operations. The lease agreement for Houston Tower II is expected to run through 2015 and gives us the option to purchase the real property at any time prior to the expiration of the lease for $47.4 million (the current, estimated cost of Tower II). We also have the right to assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term return payment obligation (expected to be approximately $38.8 million).

At December 31, 2005, we had guaranteed the repayment of certain bank debt of an unconsolidated affiliate. The term of the guarantee is equal to the remaining term of the underlying debt, which is scheduled to terminate on July 31, 2006. We would be required to perform on the guarantee in the event of default by the primary obligor. The maximum potential amount of future payments we could be required to make under this guarantee at December 31, 2005 is $3.0 million.

We have determined that the aggregate fair value of the aforementioned financial guarantees is not significant at December 31, 2005.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. In order to better understand such changes, a reader of this MD&A should also read:

•	The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 22 through 25 of our 2005 Form 10-K, and the most current discussion of our significant accounting policies appears on pages F-7 through F-12 of our 2005 Form 10-K);

•	The Company’s fiscal 2005 audited consolidated financial statements and notes thereto included in its 2005 Form 10-K (beginning on page F-1 thereto); and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Form 10-K (beginning on page 21 thereto)

In this MD&A, we may make statements that are not based on historical fact. All such statements are “forward-looking statements” within the meaning of the “safe harbor” provisions of Private Securities Litigation Reform Act of 1995. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial and economic data, forward-looking statements are inherently uncertain, and we caution the reader of this MD&A that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements. A list of some of the factors most likely to occur that could cause actual results to differ from our forward-looking statements is presented on pages 31 through 32 of our 2005 Form 10-K, and is incorporated herein by reference. That list is not all-inclusive, and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

MD&A Overview

The following sets forth a general overview of our financial condition and results of operations for the first quarter of fiscal 2006 ended December 31, 2005 as compared to the quarter ended December 31, 2004.

•	For the quarter ended December 31, 2005 we recorded net earnings of $43.0 million, or $0.72 per diluted share, compared to net earnings of $28.9 million, or $0.50 per diluted share, during the corresponding period last year;

•	Total revenues for the quarter ended December 31, 2005 increased by $400.2 million, or 31.2%, to $1.7 billion compared to $1.3 billion during the corresponding period last year;

•	Total backlog at December 31, 2005 increased $1.0 billion, or 12.6%, to $9.0 billion from $8.0 billion at December 31, 2004;

13

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

•	Cash and cash equivalents increased $31.3 million during the quarter ended December 31, 2005 as compared to a net increase of $68.7 million during the corresponding period last year;

•	Our net cash balance (i.e., cash and cash equivalents less bank debt) increased $25.1 million during the quarter ended December 31, 2005, from $143.9 million at the beginning of the quarter to $169.0 million at December 31, 2005; and

•	On October 1, 2005 the Company adopted SFAS 123R—Share-Based Payment under the modified retrospective application (“MRA”) method of adoption.

Results of Operations

We recorded net earnings of $43.0 million, or $0.72 per diluted share for the three months ended December 31, 2005, compared to net earnings of $28.9 million, or $0.50 per diluted share, for the corresponding period last year. We adopted SFAS 123R on October 1, 2005 using the MRA method. Our results of operations for the three months ended December 31, 2005 and 2004 include $3.6 million and $5.5 million, respectively, of expense related to stock options. Consistent with our past practice on the treatment of such supplemental compensation, these amounts have been included in selling, general and administrative (“SG&A”) expenses in the accompanying Consolidated Statements of Earnings.

Under the MRA method, we have adjusted our prior financial statements to include the amounts that we reported previously in the pro forma disclosures contained in the notes to our consolidated financial statements made in accordance with the provisions of SFAS 123. The effective date of restatement was October 1, 1995 (i.e., the beginning of fiscal 1996).

The following table compares the effects of SFAS 123R on net earnings and earnings per share for the three months ended December 31, 2005 and 2004 (in thousands):

	Three Months Ended December 31
	2005	2004
Net earnings: As reported	$43,025	$28,864
Effect of SFAS 123R	2,286	3,666

Net earnings before the effects of SFAS 123R	$45,311	$32,530

Diluted earnings per share:
As reported	$0.72	$0.50
Effect of SFAS 123R	0.04	0.06

Net earnings per share before the effects of SFAS 123R	$0.76	$0.56

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

The following table sets forth our revenues by type of service for the three months ended December 31, 2005 and 2004 (in thousands):

	Three Months Ended December 31
	2005		2004
Project Services		$645,338	$579,547
Construction		701,194	408,411
Operations and Maintenance (“O&M”)		225,324	234,048
Process, Scientific and Systems Consulting		111,602	61,294

	$	,1,683,458	$1,283,300

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three months ended December 31, 2005 and 2004 (in thousands):

	Three Months Ended December 31
	2005	2004
Oil & Gas, and Refining	$649,054	$420,505
Federal Programs	271,345	269,127
Chemicals and Polymers	250,166	159,393
Pharmaceuticals and Biotechnology	128,540	141,499
Buildings	123,580	113,211
Infrastructure	115,168	105,881
Technology and Manufacturing	31,396	29,344
Pulp and Paper	20,596	12,659
Other	93,613	31,681

	$1,683,458	$1,283,300

Total revenues for the three months ended December 31, 2005 increased by $400.2 million, or 31.2%, to $1.7 billion compared to $1.3 billion for the corresponding period last year.

In general, the increase in revenues relates to expanded business activity from clients operating in the oil & gas and refining, and chemicals and polymers industries. A significant portion of the increase in revenues for the three months ended December 31, 2005 as compared to the corresponding period last year resulted from increased construction activity which included a $271.7 million increase in pass-through costs. As more fully-explained in our 2005 Form 10-K, the level of pass-through costs included in revenues will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services, as well as on the normal, ramping-up and winding-down of field services activities on construction and O&M projects.

As a percentage of revenues, direct costs of contracts were 87.4% for the three months ended December 31, 2005 compared to 85.3% for the corresponding period last year. The percentage relationship between direct costs of contracts and revenues fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. The increase in this percentage relationship during the three months

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

ended December 31, 2005 as compared to the corresponding periods last year was due primarily to the increased level of construction activity and the related pass-through costs included in revenues. During the three months ended December 31, 2005, we experienced an increase in field services activities, particularly on projects with clients operating in the oil & gas and refining industries. Also contributing to the percentage increase was an increase in projects where we have single responsibility for design, procurement, and construction. Because these projects provide us with the opportunity to integrate our services, the margin rates realized on the project services phases of projects may be lower; however, the overall profitability of such projects is maintained because of the greater volume of project services and the margins and fees that are earned on the related field services.

Interest income for the three months ended December 31. 2005 increased $1.7 million as compared to the amount for the corresponding period last year. Included in interest income for the most recent fiscal quarter is $0.7 million received from a client in connection with a favorable resolution relating to certain outstanding claims. The balance of the increase was a result of higher cash balances maintained during the current period. Interest expense decreased $0.3 million, or 14.6%, to $1.6 million for the three months ended December 31, 2005 compared to $1.9 million for the corresponding period last year. The decline in interest expense was due primarily to a lower level of borrowing, combined with a slight decrease in interest rates.

Backlog Information

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. Because of the nature, size, expected duration, funding commitments, and the scope of services required by our contracts, the timing of when backlog will be recognized as revenues can vary greatly between individual contracts. Our policy with respect to O&M contracts, however, is to include in backlog the amount of revenues we expect to receive for one succeeding year, regardless of the remaining life of the contract. For federal programs (other than federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, and exclude option periods.

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

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis.

The following table summarizes our backlog at December 31, 2005 and 2004 (in millions):

	2005	2004
Technical professional services	$4,524.8	$4,509.5
Total	8,999.5	7,991.4

Our backlog increased $1.0 billion, or 12.6%, to $9.0 billion from $8.0 billion at December 31, 2004. Contributing to the growth in backlog were important wins from clients in the oil & gas and refining markets.

Liquidity and Capital Resources

At December 31, 2005, our principal source of liquidity consisted of $271.2 million of cash and cash equivalents, and $196.9 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

During the three months ended December 31, 2005, our cash and cash equivalents increased by $31.3 million, to $271.2 million. This compares to a net increase in cash and cash equivalents of $68.7 million, to $168.7 million, during the corresponding period last year. During the three months ended December 31, 2005, we experienced net cash inflows from operating activities, financing activities, and the effect of exchange rates of $30.3 million, $14.4 million, and $1.1 million respectively. These inflows were offset in part by net cash outflows from investing activities of $14.4 million.

Our operations provided net cash of $30.3 million during the three months ended December 31, 2005 compared to $61.3 million for the corresponding period last year. The $31.0 million decrease in cash provided by operations during the most recent fiscal quarter as compared to the corresponding period last year was due primarily to a $46.0 million decrease in cash flows relating to the timing of cash receipts and payments within our working capital accounts, offset in part by a $14.2 million increase in net earnings.

We used $14.4 million of cash for investing activities during the three months ended December 31, 2005. This compares to net cash outflows of $8.3 million during the corresponding period last year. The $6.1 million increase in cash used for investing activities during the most recent fiscal quarter as compared to the corresponding period last year was due primarily to a $3.5 million increase in additions to property and equipment, net of disposals, and $2.7 million used for the acquisition of a business.

Our financing activities provided net cash inflows of $14.4 million during the three months ended December 31, 2005. This compares to net cash inflows of $20.6 million during the corresponding period last year. The $6.2 million net decrease in cash provided by financing activities during the most recent fiscal quarter as compared to the corresponding period last year was due primarily to a $19.3 million net decrease in cash flows from borrowing activities, offset in part by a $5.0 million increase in cash flows from the issuances of common stock,

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

$7.4 million relating to the change in the Company’s other, long-term deferred liabilities and $0.8 million relating the excess tax benefits from stock based compensation.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the foreseeable future. We had $271.2 million in cash and cash equivalents at December 31, 2005, compared to $239.8 million at September 30, 2005, and $168.7 million a year ago. Our consolidated working capital position at December 31, 2005 was $609.0 million, compared to $552.3 million at September 30, 2005, and $457.6 million at December 31, 2004. We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity, under which $93.1 million was utilized at December 31, 2005 in the form of direct borrowings. We believe that the capacity, terms and conditions of our credit facility are adequate for our working capital and general business requirements. We also have $36.0 million available through committed short-term credit facilities, under which $9.1 million was outstanding at December 31, 2005 in the form of direct borrowings.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only source for long-term credit is a $290.0 million unsecured revolving credit facility. The total amount outstanding under this facility at December 31, 2005 was $93.1 million. This agreement expires in December 2010, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. In connection with the acquisition of the Babtie Group Limited (“Jacobs-Babtie”), we entered into an interest rate swap agreement with a large, U.S. bank relating to a £34.0 million (approximately $58.8 million) loan made under our revolving credit facility. We have determined that this contract qualifies as an effective hedge under the provisions SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

As more fully described in Item 7A to our 2005 Form 10-K, we’ve entered into two hedge agreements in connection with our acquisition of the Babtie Group (refer to Notes 5 and 11 to the September 30, 2005 Consolidated Financial Statements included in our 2005 Form 10-K). One agreement is a forward contract in the notional amount of £39.9 million (approximately $73.4 million). The purpose of this contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. The second agreement is a floating-to-fixed, interest rate swap agreement which fixes the effective interest rate on £34.0 million (approximately $58.8 million) of bank debt incurred in connection with the acquisition of the Babtie Group. Both of these hedge agreements qualify as cash flow hedges under the provisions of SFAS No. 133.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures: As required by Rule 13a-15(b) of the Exchange Act of 1934, as amended, (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the period covered by this report.

Internal Controls Over Financial Reporting: As required by Rule 13a-15(d) of the Exchange Act, the Company’s management also carried out an evaluation, with the participation of its Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s system of internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

It should be noted that any system of internal controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. The concept of reasonable assurance is based on the recognition that in any system of internal controls there are certain inherent limitations. In addition, the design of any system of internal controls is based in part upon management’s judgment as well as certain assumptions about the likelihood of future events.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Item 3 of Part I of the Company’s 2005 Form 10-K, which is incorporated herein by reference.

Item 6.	Exhibits

(a)	Exhibits

31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ John W. Prosser, Jr.
John W. Prosser, Jr.
Executive Vice President Finance and Administration and Treasurer

Date: February 9, 2006