Form 10-Q
period 2006-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2006-05-02
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check-mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes - ☐ No

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

☒ Large accelerated filer -                ☐ Accelerated filer -                ☐ Non-accelerated filer

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes - ☒ No

Number of shares of common stock outstanding at April 25, 2006: 58,603,608

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2006 (Unaudited)	September 30, 2005 (a)
ASSETS
Current Assets:
Cash and cash equivalents	$367,446	$239,849
Receivables	1,187,453	1,029,923
Deferred income taxes	44,099	46,147
Prepaid expenses and other	27,282	21,512

Total current assets	1,626,280	1,337,431

Property, Equipment and Improvements, Net	159,620	154,971

Other Non-current Assets:
Goodwill	553,272	547,909
Miscellaneous	332,319	338,548

Total other non-current assets	885,591	886,457

	$2,671,491	$2,378,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$11,732	$6,351
Accounts payable	357,773	257,013
Accrued liabilities	457,440	407,771
Billings in excess of costs	123,278	109,978
Income taxes payable	3,171	3,982

Total current liabilities	953,394	785,095

Long-term Debt	100,435	89,632

Other Deferred Liabilities	329,264	331,797

Minority Interest	6,752	6,555

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 100,000,000 shares; 58,582,415 shares issued and outstanding at March 31, 2006; 58,129,997 shares issued and outstanding at September 30, 2005	58,582	58,130
Additional paid-in capital	397,156	361,768
Retained earnings	928,089	850,065
Accumulated other comprehensive loss	(95,995)	(97,350)

	1,287,832	1,172,613
Unearned compensation	(6,186)	(6,833)

Total stockholders’ equity	1,281,646	1,165,780

	$2,671,491	$2,378,859

(a)	Adjusted to include the effects of stock-based compensation in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards 123R-Share Based Payment (“SFAS 123R”) using the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2005(a)	2006	2005(a)
Revenues	$1,832,450	$1,383,195	$3,515,908	$2,666,495
Costs and Expenses:
Direct costs of contracts	(1,606,113)	(1,181,719)	(3,077,634)	(2,276,281)
Selling, general and administrative expenses	(156,897)	(154,083)	(301,421)	(295,588)

Operating Profit	69,440	47,393	136,853	94,626

Other Income (Expense):
Interest income	2,654	977	5,114	1,787
Interest expense	(1,768)	(1,647)	(3,387)	(3,542)
Miscellaneous expense, net	(776)	(1,248)	(1,803)	(2,053)

Total other income (expense), net	110	(1,918)	(76)	(3,808)

Earnings Before Taxes	69,550	45,475	136,777	90,818
Income Tax Expense	(25,050)	(17,643)	(49,252)	(34,122)

Net Earnings	$44,500	$27,832	$87,525	$56,696

Net Earnings Per Share:
Basic	$0.76	$0.49	$1.51	$1.00
Diluted	$0.74	$0.48	$1.46	$0.97

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R using the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2005(a)	2006	2005(a)
Net Earnings	$44,500	$27,832	$87,525	$56,696

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	255	249	161	1,835
Loss on cash flow hedges	1,851	(664)	1,836	(1,227)

Other Comprehensive Income (Loss) Before Taxes	2,106	(415)	1,997	608
Income Tax Benefit (Expense)	(646)	232	(642)	429

Other Comprehensive Income (Loss)	1,460	(183)	1,355	1,037

Total Comprehensive Income	$45,960	$27,649	$88,880	$57,733

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R using the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005(a)
Cash Flows from Operating Activities:
Net earnings	$87,525	$56,696
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	19,814	19,065
Intangible assets	3,831	3,905
Stock based compensation	7,950	16,191
Excess tax benefits from stock based compensation	(6,812)	(4,293)
Net (gains) losses on sales of assets	(145)	249
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(153,471)	(99,365)
Prepaid expenses and other current assets	(5,501)	(4,736)
Accounts payable	99,309	27,062
Accrued liabilities	43,365	(1,413)
Billings in excess of costs	13,531	16,564
Income taxes payable	8,244	(1,291)
Deferred income taxes	4,117	(1,288)
Other, net	552	908

Net cash flows from operating activities	122,309	28,254

Cash Flows from Investing Activities:
Additions to property and equipment	(24,437)	(22,883)
Disposals of property and equipment	524	527
Purchases of investments net	(2,691)	(2,039)
Proceeds from sales of investments		—
Acquisition of businesses, net of cash acquired	(9,362)	—
Net increase in other, non-current assets	(355)	(1,955)

Net cash flows from investing activities	(36,321)	(26,350)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	25,530	49,895
Repayments of long-term borrowings	(14,477)	(23,236)
Net change in short-term borrowings	5,272	10,783
Proceeds from issuances of common stock	12,604	15,624
Excess tax benefits from stock based compensation	6,812	4,293
Changes in other deferred liabilities, net	5,142	(1,321)

Net cash flows from financing activities	40,883	56,038

Effect of Exchange Rate Changes	726	(2,874)

Net Increase in Cash and Cash Equivalents	127,597	55,068
Cash and Cash Equivalents at the Beginning of the Period	239,849	100,075

Cash and Cash Equivalents at the End of the Period	$367,446	$155,143

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R using the modified retrospective application method of adoption. Additionally, certain fiscal 2005 amounts have been reclassified to conform to the fiscal 2006 presentation.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2006

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely, with the exception of the adjustments relating to the Company’s adoption of SFAS 123R discussed below, of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 31, 2006 and for the three and six month periods ended March 31, 2006 and 2005.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2006

(continued)

The fair value of option awards has been estimated using the Black-Scholes option pricing model. Like all option pricing models, the Black-Scholes model requires the use of highly subjective assumptions. Therefore, the value assigned to any stock options that may be awarded in the future as well as the related expense associated with any such awards will be dependent on the assumptions used.

Total compensation cost relating to stock options included in the accompanying consolidated statements of earnings for the three and six month periods ended March 31, 2006 and 2005 was as follows (in thousands, except per-share information):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Pre-tax cost	$3,481	$10,246	$7,053	$15,732
After-tax cost	$2,228	$7,828	$4,514	$11,494

Effect on earnings per share:
Basic	$0.04	$0.14	$0.07	$0.20
Diluted	$0.04	$0.13	$0.08	$0.20

With respect to the issuance of restricted stock, the cost of unearned compensation equivalent to the fair value of the stock issued on the date of award is charged to stockholders’ equity and subsequently amortized against earnings over the periods during which the restrictions lapse. The adoption of SFAS 123R had no affect on our method of accounting for restricted stock awards. Total pre-tax compensation cost relating to restricted stock awards included in the accompanying consolidated statements of earnings for the three months ended March 31, 2006 and 2005 was $0.4 million and $0.3 million, respectively. Total pre-tax compensation cost relating to restricted stock awards included in the accompanying consolidated statements of earnings for the six months ended March 31, 2006 and 2005 was $0.9 million and $0.5 million, respectively.

In connection with the adoption of SFAS 123R, we recorded, as of the date of adoption, a $25.1 million long-term, deferred tax asset.

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at March 31, 2006 and September 30, 2005 were $601.0 million and $518.6 million, respectively, of unbilled receivables. Unbilled receivables represent reimbursable costs and amounts earned under contracts in progress at the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at March 31, 2006 and September 30, 2005 were contract retentions totaling $36.0 million and $36.4 million, respectively. Also included in receivables at March 31, 2006 and September 30, 2005 were allowances for doubtful accounts of $8.5 million and $6.2 million, respectively.

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2006

(continued)

additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $45.6 million and $42.6 million at March 31, 2006 and September 30, 2005, respectively, of which approximately $31.6 million and $31.3 million, respectively, pertain to one claim relating to a waste incineration project performed in Europe and which is more fully described in Part I, Item 3—Legal Proceedings in our 2005 Form 10-K on page 18 thereto (due to the timing of when the claim may be settled, the receivable is included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets). Although we have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $48.6 million at March 31, 2006), there can be no certainty as to the ultimate outcome of our claim. The client has filed a counterclaim against us, which we believe is without merit.

Also included in receivables are incentive fees recognized on a contract with the U.S. Department of Energy. The terms of the contract stipulate that incentive fees may not be fully billed until the completion of the project, currently estimated to occur in 2007. The amount of deferred fees recognized on this contract at March 31, 2006 and September 30, 2005 totaled $38.8 million and $38.4 million, respectively.

Amounts due from the United States federal government totaled $184.8 million and $194.8 million at March 31, 2006 and September 30, 2005, respectively.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	March 31, 2006	September 30, 2005
Land	$9,267	$8,775
Buildings	62,814	61,309
Equipment	271,143	257,491
Leasehold improvements	52,984	50,462
Construction in progress	13,000	7,909

	409,208	385,946
Accumulated depreciation and amortization	(249,587)	(230,975)

	$159,621	$154,971

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

March 31, 2006

(continued)

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

At March 31, 2006, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $89.8 million and $76.7 million, respectively. At March 31, 2006, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $95.9 million and $96.4 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2006

(continued)

When we are directly responsible for subcontractor labor, or third-party materials and equipment (“pass-through costs”), we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues for the three and six month periods ended March 31, 2006 and 2005 were as follows (in thousands):

Three Months Ended March 31,		Six Months Ended March 31,
2006	2005	2006	2005
$735,727	$377,193	$1,342,004	$711,766

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Service cost	$6,226	$5,235	$12,391	$10,839
Interest cost	9,237	8,821	18,410	17,825
Expected return on plan assets	(9,303)	(8,325)	(18,546)	(16,770)
Amortization of prior Unrecognized items	2,943	1,554	5,874	3,147

Net periodic benefit cost	$9,103	$7,284	$18,129	$15,040

During the six months ended March 31, 2006, we made cash contributions of approximately $14.1 million to our plans, and we expect to make cash contributions of an additional $14.2 million over the remaining two quarters of fiscal 2006.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Weighted average shares outstanding (denominator used to compute basic EPS)	58,214	56,953	58,090	56,848
Effect of stock options	1,901	1,491	1,799	1,356

Denominator used to compute diluted EPS	60,115	58,444	59,889	58,204

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2006

(continued)

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

During fiscal 2005, we entered into various agreements including a master operating lease agreement for the construction and lease of an office building and adjacent parking structure in Houston, Texas (“Houston Tower II”), and the lease of equipment and other tangible personal property. Houston Tower II will be constructed on property that is adjacent to Houston Tower I. Houston Tower II is expected to be completed in early calendar 2007 and, when finished, will be used by us in our operations. The lease agreement for Houston Tower II is expected to run through 2015 and gives us the option to purchase the real property at any time prior to the expiration of the lease for $47.4 million (the current, estimated cost of Tower II). We also have the right to assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term return payment obligation (expected to be approximately $38.8 million).

At March 31, 2006, we had guaranteed the repayment of certain bank debt of an unconsolidated affiliate. The term of the guarantee is equal to the remaining term of the underlying debt, which is scheduled to terminate on July 31, 2006. We would be required to perform on the guarantee in the event of default by the primary obligor. The maximum potential amount of future payments we could be required to make under this guarantee at March 31, 2006 is $3.0 million.

We have determined that the aggregate fair value of the aforementioned financial guarantees is not significant at March 31, 2006.

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

MD&A Overview

The following sets forth a general overview of the three and six month periods ended March 31, 2006 as compared to the corresponding periods last year.

•	We recorded net earnings of $44.5 million, or $0.74 per diluted share, for the three months ended March 31, 2006 compared to net earnings of $27.8 million, or $0.48 per diluted share, during the corresponding period last year. For the six months ended March 31, 2006, we recorded net earnings of $87.5 million, or $1.46 per diluted share, compared to net earnings of $56.7 million, or $0.97 per diluted share, during the corresponding period last year. The increase in net earnings is attributable in part to increased business volume, particularly from clients operating in the oil & gas and refining markets along with continued control of our selling, general and administrative (“SG&A”) expenses.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

•	On October 1, 2005 we adopted SFAS 123R—Share-Based Payment using the modified retrospective application (“MRA”) method of adoption. Accordingly, we now include in our results of operations the cost associated with the value of stock options granted to employees and others. In connection with the adoption of SFAS 123R, we changed the provisions of our broad-based, employee stock purchase plans such that shares are generally sold to employees at a discount that does not cause an expense under SFAS 123R. The effect is that our results of operations for prior periods generally include larger expenses relating to our broad-based, employee stock purchase plans.

•	Total revenues for the three months ended March 31, 2006 increased by $449.3 million, or 32.5%, to $1.8 billion compared to $1.4 billion during the corresponding period last year. For the six months ended March 31, 2006, total revenues increased by $849.4 million, or 31.9%, to $3.5 billion compared to $2.7 billion during the corresponding period last year.

•	Total backlog at March 31, 2006 increased $863.1 million, or 10.5%, to $9.1 billion from $8.2 billion at March 31, 2005.

•	Cash and cash equivalents increased $127.6 million during the six months ended March 31, 2006 as compared to a net increase of $55.1 million during the corresponding period last year.

•	Our net cash position (i.e., cash and cash equivalents less bank debt) increased $111.4 million during the six months ended March 31, 2006, from $143.9 million at the beginning of the quarter to $255.3 million at March 31, 2006.

Results of Operations

We recorded net earnings of $44.5 million, or $0.74 per diluted share, for the second quarter of fiscal 2006 compared to net earnings of $27.8 million, or $0.48 per diluted share, for the second quarter of fiscal 2005. For the six months ended March 31, 2006, we recorded net earnings of $87.5 million, or $1.46 per diluted share, compared to net earnings of $56.7 million, or $0.97 per diluted share, for the six months ended March 31, 2005.

We adopted SFAS 123R on October 1, 2005 using the MRA method. Our results of operations for the three months ended March 31, 2006 and 2005 include $3.5 million and $7.1 million, respectively, of pre-tax expense relating to stock options. Our results of operations for the six months ended March 31, 2006 and 2005 include $10.2 million and $15.7 million, respectively, of expense relating to stock options. Consistent with our past practice regarding the treatment of such supplemental compensation, these amounts have been included in SG&A expenses in the accompanying consolidated statements of earnings.

Under the MRA method, we have adjusted our prior financial statements to include the amounts that we reported previously in the pro forma disclosures contained in the notes to our consolidated financial statements made in accordance with the provisions of SFAS 123. The effective date of the restatement was October 1, 1995 (i.e., the beginning of fiscal 1996).

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

The following table compares the effects of SFAS 123R on net earnings and earnings per share for the three and six months ended March 31, 2006 and 2005 (in thousands, except per-share information):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net earnings:
As reported	$44,500	$27,832	$87,525	$56,696
Effect of SFAS 123R	2,228	7,828	4,514	11,494

Net earnings before the effects of SFAS 123R	$46,728	$35,660	$92,039	$68,190

Basic EPS:
As reported	$0.76	$0.49	$1.51	$1.00
Effect of SFAS 123R	0.04	0.14	0.07	0.20

EPS before the effects of SFAS 123R	$0.80	$0.63	$1.58	$1.20

Diluted EPS:
As reported	$0.74	$0.48	$1.46	$0.97
Effect of SFAS 123R	0.04	0.13	0.08	0.20

EPS before the effects of SFAS 123R	$0.78	$0.61	$1.54	$1.17

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

The following table sets forth our revenues by the various types of services we provide for the three and six months ended March 31, 2006 and 2005 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2005	2006	2005
Project Services	$704,986	$640,721	$1,350,324	$1,220,268
Construction	850,027	427,825	1,551,221	836,236
Operations and Maintenance	157,976	223,203	383,300	457,251
Process, Scientific and Systems Consulting	119,461	91,446	231,063	152,740

	$1,832,450	$1,383,195	$3,515,908	$2,666,495

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and six months ended March 31, 2006 and 2005 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2005	2006	2005
Oil & Gas and Refining	$730,407	$441,538	$1,379,461	$862,043
Federal Programs	303,155	293,959	574,500	563,086
Chemicals and Polymers	276,732	179,004	526,898	338,397
Pharmaceuticals and Biotechnology	148,280	128,016	276,820	269,515
Buildings	81,125	134,544	204,705	247,755
Infrastructure	146,874	123,106	262,042	228,987
Technology and Manufacturing	37,480	29,067	68,876	58,411
Pulp and Paper	24,762	15,866	45,358	28,525
Other	83,635	38,095	177,248	69,776

	$1,832,450	$1,383,195	$3,515,908	$2,666,495

Total revenues for the three months ended March 31, 2006 increased by $449.3 million, or 32.5%, to $1.8 billion compared to $1.4 billion for the second quarter of fiscal 2005. Total revenues for the six months ended March 31, 2006 increased by $849.4 million, or 31.9%, to $3.5 billion compared to $2.7 billion for the corresponding period last year.

Contributing to the increase in revenues for both the three and six month periods ended March 31, 2006 as compared to the corresponding periods last year was an increase in field services activity. Our field services revenues reflect a $358.5 million and $630.2 million increase in pass-through costs for the second quarter of fiscal 2006 and the six months ended March 31, 2006, respectively, as compared to the corresponding periods last year. As more fully explained in our 2005 Form 10-K, the level of pass-through costs included in revenues will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services, as well as on the normal, ramping-up and winding-down of field services activities on construction and operations and maintenance (“O&M”) projects.

In general, the increase in revenues relates to expanded business activity with clients operating in the oil & gas and refining, and chemicals and polymers industries. With respect to oil & gas and refining, our business continues to be positively influenced by clients with projects involving expanding capacity, compliance with environmental regulations, and reconfiguring existing plants to process heavier and sour crude oils. Also contributing to the growth in this area of our business is an increase in activity by our clients involved in oil sands exploration and development projects. We expect this activity to continue through the remainder of fiscal 2006

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

and beyond. With respect to chemicals and polymers, we believe the increase in our business activity has been driven by pent-up demand by clients to increase capacity. Although our outlook for these industry groups is very positive, the longer-term outlook is dependent on whether prices for end-products continue to improve, the cost of feedstocks, and our ability to respond to our clients’ needs for services outside of North America and Europe.

As a percentage of revenues, direct costs of contracts for the three and six months ended March 31, 2006 was 87.7% and 87.5%, respectively. This compares to 85.4% for both the three and six months ended March 31, 2005. The percentage relationship between direct costs of contracts and revenues fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. The increase in this percentage relationship during the three and six months ended March 31, 2006 as compared to the corresponding periods last year was due primarily to the increased level of field services activity discussed above and the higher level of pass-through costs included in revenues. Also contributing to the percentage increase was an increase in projects where we have single responsibility for design, procurement, and construction. Because these projects provide us with the opportunity to integrate our services, the margin rates realized on the project services phases of projects may be lower; however, the dollar profitability of such projects is maintained because of the greater volume of project services and the margins and fees that are earned on the related field services.

SG&A expenses for the three months ended March 31, 2006 increased $2.8 million, or 1.8%, to $156.9 million compared to $154.1 million for the three months ended March 31, 2005. For the six months ended March 31, 2006, SG&A expenses increased by $5.8 million, or 2.0%, to $301.4 million compared to $295.6 million for the six months ended March 31, 2005. We were successful in keeping SG&A growth in-line with our increased business activity.

Interest income for the three and six months ended March 31. 2006 increased $1.7 million and $3.3 million, respectively, as compared to the corresponding periods last year. Included in interest income for the six months ended March 31, 2006 is $0.7 million received from a client in connection with a favorable resolution relating to certain outstanding claims. The balance of the increase was a result of higher cash balances maintained during the current period. Interest expense increased $0.1 million, or 7.3%, to $1.8 million for the three months ended March 31, 2006 compared to $1.6 million for the corresponding period last year. For the six months ended March 31, 2006 interest expense declined $0.2 million, or 4.4%, as compared to the corresponding period last year. The increase in interest expense for the three months ended March 31, 2006 was due primarily to a small increase in the level of borrowings along with a slight increase in interest rates.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

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

The following table summarizes our backlog at March 31, 2006 and 2005 (in millions):

	2006	2005
Technical professional services	$4,636.1	$4,537.6
Field services	4,454.9	3,690.3

Total	$9,091.0	$8,227.9

Our backlog increased $863.1 million, or 10.5%, to $9.1 billion from $8.2 billion at March 31, 2005. Contributing to the growth in backlog were significant wins from clients operating in the oil & gas and refining markets.

Liquidity and Capital Resources

We usually are able to finance our operations through ongoing cash generation from profitability and working capital management. At March 31, 2006, our principal source of liquidity consisted of $367.4 million of cash and cash equivalents, and $189.6 million of available borrowing capacity under our $290.0 million long-term, unsecured revolving credit facility.

During the first half of fiscal 2006, our cash and cash equivalents increased by $127.6 million, to $367.4 million. This compares to a net increase of $55.1 million, to

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

$155.1 million during the first half of fiscal 2005. During the six months ended March 31, 2006, we experienced net cash inflows from operating activities, financing activities and the effect of exchange rate changes of $122.3 million, $40.9 million and $0.7 million, respectively. These inflows were offset in part by net cash outflows from investing activities of $36.3 million.

Our operations provided net cash of $122.3 million during the six months ended March 31, 2006 compared to $28.3 million during the corresponding period last year. In comparing the six months ended March 31, 2006 to the six months ended March 31, 2005, the timing of cash receipts and payments within our working capital accounts accounted for a $68.7 million increase in cash flows from operations. Also contributing to the increase in cash flows was a $30.8 million increase in net earnings, a $5.4 million change in deferred income taxes, and a slight increase in depreciation and amortization of property, equipment and improvements. These increases in cash flows from operations were offset in part by decreases in certain non-cash expense items including an $8.2 million decrease in stock-based compensation, a $2.5 million change in the excess tax benefit relating to stock based compensation, a $0.4 million change relating to sales of assets, and a $0.4 million change in other non-cash items.

We used $36.3 million of cash for investing activities during the six months ended March 31, 2006. This compares to net cash outflows of $26.4 million during the corresponding period last year. The $9.9 million increase in cash used for investing activities for the six months ended March 31, 2006 when compared to the corresponding period last year was due primarily to $9.4 million used for acquisitions of businesses.

Our financing activities provided net cash inflows of $40.9 million during the six months ended March 31, 2006. This compares to net cash inflows of $56.0 million during the corresponding period last year. The $15.1 million net decrease in cash provided by financing activities during the current fiscal year as compared to last year was due primarily to a $15.6 million net decrease in long term borrowings (net of repayments), a $5.5 million net decrease in short term borrowings, and a $3.0 million decrease in proceeds from the issuance of common stock. These changes were offset in part by a $6.5 million increase relating to changes in our other deferred liability accounts and a $2.5 million change in the excess tax benefit relating to stock-based compensation.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the foreseeable future. We had $367.4 million in cash and cash equivalents at March 31, 2006, compared to $239.8 million at September 30, 2005, and $155.1 million a year ago. Our consolidated working capital position at March 31, 2006 was $672.9 million, compared to $552.3 million at September 30, 2005, and $497.8 million at March 31, 2005. We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity, under which $100.4 million was utilized at March 31, 2006 in the form of direct borrowings. We believe that the capacity, terms and conditions of our credit facility are adequate for our working capital and general business requirements. We also have $36.9 million available through committed short-term credit facilities, under which $11.7 million was outstanding at March 31, 2006 in the form of direct borrowings.

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

Interest Rate Risk

Our only source for long-term credit is a $290.0 million unsecured revolving credit facility. The total amount outstanding under this facility at March 31, 2006 was $100.4 million. This agreement expires in December 2010, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. In connection with the acquisition of the Babtie Group Limited in the fourth quarter of fiscal 2004, we entered into an interest rate swap agreement with a large, U.S. bank relating to a £34.0 million (approximately $59.3 million) loan made under our revolving credit facility. We have determined that this contract qualifies as an effective hedge under the provisions SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

As more fully described in Item 7A to our 2005 Form 10-K, we’ve entered into two hedge agreements in connection with our acquisition of the Babtie Group (refer to Notes 5 and 11 to the September 30, 2005 consolidated financial statements included in our 2005 Form 10-K). One agreement is a forward contract in the notional amount of £39.9 million (approximately $69.6 million). The purpose of this contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. The second agreement is a floating-to-fixed, interest rate swap agreement which fixes the effective interest rate on £34.0 million (approximately $59.3 million) of bank debt incurred in connection with the acquisition of the Babtie Group Limited. Both of these hedge agreements qualify as cash flow hedges under the provisions of SFAS No. 133.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures: As required by Rule 13a-15(b) of the Exchange Act of 1934, as amended, (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Internal Controls Over Financial Reporting: As required by Rule 13a-15(d) of the Exchange Act, the Company’s management also carried out an evaluation, with the participation of its Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s system of internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

It should be noted that any system of internal controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. The concept of reasonable assurance is based on the recognition that in any system of internal controls, there are certain inherent limitations. In addition, the design of any system of internal controls is based in part upon management’s judgment as well as certain assumptions about the likelihood of future events.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Item 3 of Part I of the Company’s 2005 Form 10-K, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2006, we issued an aggregate of 25,318 unregistered shares of our common stock in connection with two, separate acquisition transactions. No underwriters or placement agents were involved with either acquisition.

On November 1, 2005, we acquired substantially all of the assets of Sypher: Mueller International, Inc., a Canadian corporation. In connection with the acquisition, we issued 4,762 shares of our common stock with an aggregate value of approximately $0.3 million to Sypher: Mueller International, Inc.

On March 1, 2006, we acquired substantially all of the assets of Techna-West Engineering Ltd., a Canadian corporation. In connection with the acquisition, we issued an aggregate of 20,556 shares of our common stock with an aggregate value of approximately $1.6 million to Techna-West Engineering Ltd., as well as to those Techna-West Engineering Ltd. shareholders that qualified as accredited investors.

The aforementioned issuances are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 thereof. The offers and sales of the shares of our common stock: (i) were made as part of transactions which did not involve more than 35 purchasers, and where all such purchasers were accredited investors (as such term is defined in Rule 501(a) under the Securities Act), and (ii) did not involve any general solicitation or general advertising.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s 2006 Annual Meeting of Shareholders was held at its headquarters on January 26, 2006, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated December 20, 2005, copies of which were filed with the Commission pursuant to Regulation 14A.

There were two matters voted upon by the stockholders at the Annual Meeting: (i) the election of four directors to hold office until the 2009 annual meeting; and (ii) ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending September 30, 2006.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

	Votes For	Votes Against or Withheld	Abstentions	Broker Non-votes
1. Election of Directors:
Joseph R. Bronson	51,808,777	84,221	-0-	-0-
Thomas M.T. Niles	51,808,394	84,604	-0-	-0-
David M. Petrone	48,126,288	3,766,710	-0-	-0-
Noel G. Watson	51,216,748	676,250	-0-	-0-

2. Ratification of the Appointment of Ernst & Young LLP	51,527,445	320,057	45,496	-0-

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ John W. Prosser, Jr.
John W. Prosser, Jr.
Executive Vice President
Finance and Administration
and Treasurer

Date: May 1, 2006