Form 10-Q
period 2006-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2006-07-31
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Number of shares of common stock outstanding at July 28, 2006: 58,845,813

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2006 (Unaudited)	September 30, 2005 (a)
ASSETS
Current Assets:
Cash and cash equivalents	$339,551	$239,849
Receivables	1,349,834	1,029,923
Deferred income taxes	49,091	46,147
Prepaid expenses and other	28,231	21,512

Total current assets	1,766,707	1,337,431

Property, Equipment and Improvements, Net	167,293	154,971

Other Non-current Assets:
Goodwill	554,865	547,909
Miscellaneous	325,734	338,548

Total other non-current assets	880,599	886,457

	$2,814,599	$2,378,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$11,204	$6,351
Accounts payable	399,158	257,013
Accrued liabilities	475,419	407,771
Billings in excess of costs	135,788	109,978
Income taxes payable	9,837	3,982

Total current liabilities	1,031,406	785,095

Long-term Debt	97,309	89,632

Other Deferred Liabilities	348,129	331,797

Minority Interest	6,918	6,555

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding -none	—	—
Common stock, $1 par value, authorized - 100,000,000 shares; 58,832,012 shares issued and outstanding at June 30, 2006; 58,129,997 shares issued and outstanding at September 30, 2005	58,832	58,130
Additional paid-in capital	403,424	354,935
Retained earnings	967,097	850,065
Accumulated other comprehensive loss	(98,516)	(97,350)

Total stockholders’ equity	1,330,837	1,165,780

	$2,814,599	$2,378,859

(a)	Adjusted to include the effects of stock-based compensation in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards 123R-Share Based Payment (“SFAS 123R”) using the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005 (a)	2006	2005 (a)
Revenues	$1,926,071	$1,449,047	$5,441,979	$4,115,542
Costs and Expenses:
Direct costs of contracts	(1,682,806)	(1,240,170)	(4,760,440)	(3,516,451)
Selling, general and administrative expenses	(163,694)	(150,195)	(465,115)	(445,783)

Operating Profit	79,571	58,682	216,424	153,308

Other Income (Expense):
Interest income	3,012	1,114	8,126	2,901
Interest expense	(1,951)	(1,486)	(5,338)	(5,028)
Miscellaneous expense, net	(1,538)	(825)	(3,341)	(2,878)

Total other expense, net	(477)	(1,197)	(553)	(5,005)

Earnings Before Taxes	79,094	57,485	215,871	148,303
Income Tax Expense	(28,462)	(20,880)	(77,714)	(55,002)

Net Earnings	$50,632	$36,605	$138,157	$93,301

Net Earnings Per Share:
Basic	$0.87	$0.64	$2.37	$1.64
Diluted	$0.84	$0.62	$2.30	$1.60

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R using the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005 (a)	2006	2005 (a)
Net Earnings	$50,632	$36,605	$138,157	$93,301

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(2,957)	(1,178)	(2,796)	657
Cash flow hedge	676	(2,066)	2,512	(3,293)

Other Comprehensive Loss Before Taxes	(2,281)	(3,244)	(284)	(2,636)
Income Tax Benefit (Expense)	(240)	675	(882)	1,105

Other Comprehensive Income (Loss)	(2,521)	(2,569)	(1,166)	1,531

Total Comprehensive Income	$48,111	$34,036	$136,991	$91,770

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R using the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005 (a)
Cash Flows from Operating Activities:
Net earnings	$138,157	$93,301
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	29,966	28,512
Intangible assets	5,748	5,727
Stock based compensation	12,392	21,589
Excess tax benefits from stock based compensation	(10,919)	(4,740)
Net loss on sales of assets	58	269
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(293,183)	(143,055)
Prepaid expenses and other current assets	(5,885)	(2,572)
Accounts payable	134,323	59,943
Accrued liabilities	46,789	(1,140)
Billings in excess of costs	22,337	14,446
Income taxes payable	20,921	10,264
Deferred income taxes	(4,492)	(6,021)
Other, net	895	1,311

Net cash flows from operating activities	97,107	77,834

Cash Flows from Investing Activities:
Additions to property and equipment	(39,716)	(33,490)
Disposals of property and equipment	1,342	905
Changes in investments, net	(1,927)	1,165
Acquisition of businesses, net of cash acquired	(10,955)	—
Changes in other non-current assets, net	712	(3,720)

Net cash flows from investing activities	(50,544)	(35,140)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	37,975	64,281
Repayments of long-term borrowings	(35,057)	(38,486)
Net change in short-term borrowings	4,307	10,687
Proceeds from issuances of common stock	21,698	26,852
Excess tax benefits from stock based compensation	10,919	4,740
Changes in other deferred liabilities, net	21,518	(3,247)

Net cash flows from financing activities	61,360	64,827

Effect of Exchange Rate Changes	(8,221)	(5,856)

Net Increase in Cash and Cash Equivalents	99,702	101,665
Cash and Cash Equivalents at the Beginning of the Period	239,849	100,075

Cash and Cash Equivalents at the End of the Period	$339,551	$201,740

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R using the modified retrospective application method of adoption. Additionally, certain fiscal 2005 amounts have been reclassified to conform to the fiscal 2006 presentation.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2006

Basis of Presentation

Unless the context otherwise requires, references herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors, and references herein to the “Company,” “we,” “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (“2005 Form 10-K”).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely, with the exception of the adjustments relating to the Company’s adoption of SFAS 123R discussed below, of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 30, 2006 and for the three and nine month periods ended June 30, 2006 and 2005.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 123(R)—Share-Based Payment (“SFAS 123R”). SFAS 123R requires that we measure the value of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value is recognized as a non-cash cost over the period the employee provides services. On October 1, 2005, the Company adopted SFAS 123R under the modified retrospective application (“MRA”) method. Accordingly, we have adjusted our prior financial statements to include the amounts we reported previously in the pro forma disclosures made in accordance with the provisions of SFAS 123—Stock-Based Compensation (“SFAS 123”). The effective date of the restatement was October 1, 1995 (i.e., the beginning of fiscal 1996).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2006

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

Total compensation cost relating to stock options included in the accompanying consolidated statements of earnings for the three and nine month periods ended June 30, 2006 and 2005 was as follows (in thousands, except per-share information):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Pre-tax cost	$3,979	$5,091	$11,032	$20,823
After-tax cost	$2,535	$3,445	$7,061	$14,939

Effect on earnings per share:
Basic	$0.04	$0.06	$0.12	$0.26
Diluted	$0.04	$0.06	$0.12	$0.25

With respect to the issuance of restricted stock, the cost of unearned compensation equivalent to the fair value of the stock issued on the date of award is amortized against earnings over the periods during which the restrictions lapse. The adoption of SFAS 123R had no material affect on our method of accounting for restricted stock awards. Total pre-tax compensation cost relating to restricted stock awards included in the accompanying consolidated statements of earnings for the three months ended June 30, 2006 and 2005 was $0.5 million and $0.3 million, respectively. Total pre-tax compensation cost relating to restricted stock awards included in the accompanying consolidated statements of earnings for the nine months ended June 30, 2006 and 2005 was $1.4 million and $0.8 million, respectively.

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at June 30, 2006 and September 30, 2005 were $663.0 million and $518.6 million, respectively, of unbilled receivables. Unbilled receivables represent reimbursable costs and amounts earned under contracts in progress at the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at June 30, 2006 and September 30, 2005 were contract retentions totaling $35.9 million and $36.4 million, respectively. Also included in receivables at June 30, 2006 and September 30, 2005 were allowances for doubtful accounts of $8.1 million and $6.2 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2006

(continued)

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $47.9 million and $42.6 million at June 30, 2006 and September 30, 2005, respectively, of which approximately $33.1 million and $31.3 million, respectively, pertain to one claim relating to a waste incineration project performed in Europe and which is more fully described in Part I, Item 3—Legal Proceedings in our 2005 Form 10-K on page 18 thereto (due to the timing of when the claim may be settled, the receivable is included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets). Although we have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $50.9 million at June 30, 2006), there can be no certainty as to the ultimate outcome of our claim. The client has filed a counterclaim against us, which we believe is without merit.

Also included in receivables are incentive fees recognized on a contract with the U.S. Department of Energy. The terms of the contract stipulate that incentive fees may not be fully billed until the completion of the project and authorization by the client. We anticipate billing the incentive fees during the first quarter of fiscal 2007. The amount of deferred fees recognized on this contract at June 30, 2006 and September 30, 2005 totaled $41.0 million and $38.4 million, respectively.

Amounts due from the United States federal government totaled $209.9 million and $194.8 million at June 30, 2006 and September 30, 2005, respectively.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	June 30, 2006	September 30, 2005
Land	$9,322	$8,775
Buildings	65,429	61,309
Equipment	281,074	257,491
Leasehold improvements	54,907	50,462
Construction in progress	15,850	7,909

	426,582	385,946
Accumulated depreciation and amortization	(259,289)	(230,975)

	$167,293	$154,971

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

June 30, 2006

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

In accordance with the provisions of FASB Interpretation No. 46R—Consolidation of Variable Interest Entities (“FIN 46R”), we have analyzed our joint ventures and have classified them into two groups: those variable interest entities (“VIEs”) of which we are the primary beneficiary, and those VIEs of which we are not the primary beneficiary. In accordance with FIN 46R and our accounting practices discussed above, we apply the consolidation method of accounting for our investment in material VIEs where we are the primary beneficiary.

At June 30, 2006, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $85.8 million and $74.6 million, respectively. At June 30, 2006, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $104.8 million and $104.9 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2006

(continued)

When we are directly responsible for subcontractor labor, or third-party materials and equipment (“pass-through costs”), we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no direct responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues for the three and nine month periods ended June 30, 2006 and 2005 were as follows (in thousands):

Three Months Ended June 30,		Nine Months Ended June 30,
2006	2005	2006	2005
$ 626,305	$387,852	$1,968,309	$1,098,571

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Service cost	$6,487	$5,238	$18,877	$16,076
Interest cost	9,564	8,699	27,974	26,524
Expected return on plan assets	(9,614)	(8,202)	(28,160)	(24,973)
Amortization of prior unrecognized items	3,001	1,544	8,876	4,691

Net periodic benefit cost	$9,438	$7,279	$27,567	$22,318

During the nine months ended June 30, 2006, we made cash contributions of approximately $25.6 million to our plans, and we expect to make cash contributions of an additional $9.5 million during the final quarter of fiscal 2006.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding (denominator used to compute basic EPS)	58,482	57,447	58,217	57,038
Effect of stock options	1,787	1,435	1,802	1,389

Denominator used to compute diluted EPS	60,269	58,882	60,019	58,427

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2006

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

During fiscal 2005, we entered into various agreements including a master operating lease agreement for the construction and lease of an office building and adjacent parking structure in Houston, Texas (“Houston Tower II”), and the lease of equipment and other tangible personal property. Houston Tower II is being constructed on property that is adjacent to Houston Tower I. Houston Tower II is expected to be completed in early fiscal 2007 and, when finished, will be used by us in our operations. The lease agreement for Houston Tower II is expected to run through 2015 and gives us the option to purchase the real property at any time prior to the expiration of the lease for $47.4 million (the current, estimated cost of Tower II). We also have the right to assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term return payment obligation (expected to be approximately $38.8 million).

We have determined that the aggregate fair value of the aforementioned financial guarantees is not significant at June 30, 2006.

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

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. In order to better understand such changes, a reader of this MD&A should also read:

•	The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 22 through 25 of our 2005 Form 10-K, and the most current discussion of our significant accounting policies appears on pages F-7 through F-12 of our 2005 Form 10-K);

•	The Company’s fiscal 2005 audited consolidated financial statements and notes thereto included in its 2005 Form 10-K (beginning on page F-1 thereto); and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Form 10-K (beginning on page 21 thereto).

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Overview and Summary

For the three months ended June 30, 2006 (the third quarter of fiscal 2006), revenues increased $477.0 million, or 32.9%, as compared to the corresponding period last year. We saw increased business activity from customers operating in the oil & gas and refining; chemicals and polymers; and infrastructure industries, among others. We also experienced a $350.2 million, or 74.2%, increase in construction revenues during the third quarter of fiscal 2006 as compared to the corresponding period last year, and a $121.6 million, or 19.3%, increase in project services revenues.

Net earnings for the third quarter of fiscal 2006 increased by $14.0 million, or 38.3%, as compared to the corresponding period last year. Contributing to the increase in net earnings were (i) an overall increase in business activity; (ii) slightly higher margin rates earned on project services revenues; (iii) better control over our selling, general and administrative (“SG&A”) expenses; and (iv) the results for third quarter of fiscal 2006 includes lower SFAS 123R expenses relating to stock options.

For the nine months ended June 30, 2006, revenues increased $1.3 billion, or 32.2%, as compared to the corresponding period last year. We saw increased business activity from customers operating in the oil & gas and refining; chemicals and polymers; and infrastructure industries, among others. We also experienced a $1.1 billion, or 81.4%, increase in construction revenues for the nine months ended June 30, 2006 as compared to the corresponding period last year, and a $251.6 million, or 13.6%, increase in project services revenues.

Net earnings for the nine months ended June 30, 2006 increased by $44.9 million, or 48.1%, as compared to the corresponding period last year. Contributing to the increase in net earnings were (i) an overall increase in business activity; (ii) better control over our SG&A expenses; and (iii) the results for third quarter of fiscal 2006 includes lower SFAS 123R expenses relating to stock options.

On October 1, 2005 we adopted SFAS 123R—Share-Based Payment using the modified retrospective application (“MRA”) method of adoption. Accordingly, we now include in our results of operations the cost associated with the value of stock options granted to employees and Directors. In connection with the adoption of SFAS 123R, we changed the provisions of our broad-based, employee stock purchase plans such that shares are generally sold to employees at a discount that does not cause an expense under SFAS 123R. The effect is that our results of operations for prior periods generally include larger expenses relating to our broad-based, employee stock purchase plans.

Total backlog at June 30, 2006 increased $1.0 billion, or 12.1%, to $9.4 billion from $8.4 billion at June 30, 2005, due primarily to contract awards from clients in the oil & gas and refining industries.

Cash and cash equivalents increased $99.7 million during the nine months ended June 30, 2006 as compared to a net increase of $101.7 million during the corresponding period last year. Our net cash position (i.e., cash and cash equivalents less bank debt) decreased $24.3 million during the third quarter ended June 30, 2006, from $255.3 million at the beginning of the quarter to $231.0 million at June 30, 2006.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations

We recorded net earnings of $50.6 million, or $0.84 per diluted share, for the third quarter of fiscal 2006 compared to net earnings of $36.6 million, or $0.62 per diluted share, for the third quarter of fiscal 2005. For the nine months ended June 30, 2006, we recorded net earnings of $138.2 million, or $2.30 per diluted share, compared to net earnings of $93.3 million, or $1.60 per diluted share, for the nine months ended June 30, 2005.

We adopted SFAS 123R on October 1, 2005 using the MRA method. Our results of operations for the three months ended June 30, 2006 and 2005 include $4.0 million and $5.1 million, respectively, of pre-tax expense relating to stock options. Our results of operations for the nine months ended June 30, 2006 and 2005 include $11.0 million and $20.8 million, respectively, of expense relating to stock options. Consistent with our past practice regarding the treatment of such supplemental compensation, these amounts are included in SG&A expenses in the accompanying consolidated statements of earnings.

Under the MRA method, we have adjusted our prior financial statements to include the amounts that we reported previously in the pro forma disclosures contained in the notes to our consolidated financial statements made in accordance with the provisions of SFAS 123. The effective date of the restatement was October 1, 1995 (i.e., the beginning of fiscal 1996).

The following table compares the effects of SFAS 123R on net earnings and earnings per share for the three and nine months ended June 30, 2006 and 2005 (in thousands, except per-share information):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net earnings:
As reported	$50,632	$36,605	$138,157	$93,301
Effect of SFAS 123R	2,535	3,445	7,061	14,939

Net earnings before the effects of SFAS 123R	$53,167	$40,050	$145,218	$108,240

Basic EPS: As reported	$0.87	$0.64	$2.37	$1.64
Effect of SFAS 123R	0.04	0.06	0.12	0.26

EPS before the effects of SFAS 123R	$0.91	$0.70	$2.49	$1.90

Diluted EPS:
As reported	$0.84	$0.62	$2.30	$1.60
Effect of SFAS 123R	0.04	0.06	0.12	0.25

EPS before the effects of SFAS 123R	$0.88	$0.68	$2.42	$1.85

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the various types of services we provide for the three and nine months ended June 30, 2006 and 2005 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005	2006	2005
Project Services	$750,202	$628,636	$2,100,526	$1,848,904
Construction	822,302	472,085	2,373,523	1,308,320
Operations and Maintenance	231,772	235,246	615,072	692,497
Process, Scientific and Systems Consulting	121,795	113,080	352,858	265,821

	$1,926,071	$1,449,047	$5,441,979	$4,115,542

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and nine months ended June 30, 2006 and 2005 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005	2006	2005
Oil & Gas and Refining	$731,811	$499,615	$2,111,272	$1,361,658
Federal Programs	299,388	302,073	873,888	865,159
Chemicals and Polymers	280,218	192,338	807,116	530,735
Pharmaceuticals and Biotechnology	181,205	140,040	458,025	409,555
Buildings	98,825	114,684	303,530	362,439
Infrastructure	162,545	119,389	424,587	348,376
Technology and Manufacturing	39,088	27,831	107,964	86,242
Pulp and Paper	26,768	16,457	72,126	44,982
Other	106,223	36,620	283,471	106,396

	$1,926,071	$1,449,047	$5,441,979	$4,115,542

Total revenues for the three months ended June 30, 2006 increased by $477.0 million, or 32.9%, to $1.9 billion compared to $1.4 billion for the third quarter of fiscal 2005. Total revenues for the nine months ended June 30, 2006 increased by $1.3 billion, or 32.2%, to $5.4 billion compared to $4.1 billion for the corresponding period last year.

Contributing to the increase in revenues for both the three and nine month periods ended June 30, 2006 as compared to the corresponding periods last year was an increase in field services activity. Our field services revenues reflect a $238.5 million and $869.7 million increase in pass-through costs for the third quarter of fiscal 2006 and the nine months ended June 30, 2006, respectively, as compared to the corresponding periods last year. As more fully explained in our 2005 Form 10-K, the level of pass-through costs included in revenues will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services, as well as on the normal, ramping-up and winding-down of field services activities on construction and operations and maintenance (“O&M”) projects.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Also contributing to the increase in revenues is the expanded business activity with clients operating in the oil & gas and refining; chemicals and polymers; and infrastructure industries. With respect to oil & gas and refining, our business continues to be positively influenced by clients with projects involving expanding capacity; compliance with environmental regulations; and reconfiguring existing plants to process heavier and sour crude oils. Also contributing to the growth in this area of our business is an increase in activity by our clients involved in oil sands exploration and development projects. We expect this activity to continue through the remainder of fiscal 2006 and beyond. With respect to chemicals and polymers, we believe the increase in our business activity has been driven by pent-up demand by clients to increase capacity. Although our outlook for the chemicals and polymers industry groups is very positive, the longer-term outlook is dependent on whether prices for end-products continue to improve, the cost of feedstocks, and our ability to respond to our clients’ needs for services outside of North America and Europe. With respect to infrastructure, the increase in revenues relates primarily to an increase in activity in support of roads and various other civil projects in the U.S. and U.K.

As a percentage of revenues, direct costs of contracts for the three and nine months ended June 30, 2006 was 87.4% and 87.5%, respectively. This compares to 85.6% and 85.4% for the three and nine months ended June 30, 2005, respectively.

The percentage relationship between direct costs of contracts and revenues fluctuates between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. The increase in this percentage relationship during the third quarter of fiscal 2006 as compared to the corresponding period last year was due primarily to a higher level of field services and a higher level of pass-through costs included in revenues relative to project services, off-set in part by slightly higher margin rates realized on our project services activity. The increase in this percentage relationship during the nine months ended June 30, 2006 as compared to the corresponding period last year was due primarily to the increased level of field services activity and pass-through costs included in revenues discussed above.

SG&A expenses for the three months ended June 30, 2006 increased $13.5 million, or 9.0%, to $163.7 million compared to $150.2 million for the three months ended June 30, 2005. For the nine months ended June 30, 2006, SG&A expenses increased by $19.3 million, or 4.3%, to $465.1 million compared to $445.8 million for the nine months ended June 30, 2005. We were successful in keeping SG&A growth in-line with our increased business activity.

Interest income for the three and nine months ended June 30, 2006 increased $1.9 million to $3.0 million, and by $5.2 million to $8.1 million, respectively, as compared to the corresponding periods last year. The increases were primarily the result of higher cash balances maintained during the respective periods. Included in interest income for the nine months ended June 30, 2006 is $0.7 million received from a client in connection with a favorable resolution relating to certain outstanding claims. Interest expense for the three and nine months ended June 30, 2006 increased $0.5 million to $2.0 million, and by $0.3 million to $5.3 million, respectively, as compared to the corresponding periods last year. The increases in interest expense for the three and nine months ended June 30, 2006 were due primarily to small increases in both the level of borrowings as well as interest rates.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Backlog Information

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. Because of the nature, size, expected duration, funding commitments, and the scope of services required by our contracts, the timing of when backlog will be recognized as revenues can vary greatly between individual contracts. Our policy with respect to Operations & Maintenance (“O&M”) contracts, however, is to include in backlog the amount of revenues we expect to receive for one succeeding year, regardless of the remaining life of the contract. For federal programs (other than federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, and exclude option periods.

In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the option of the client. Historically, we have not experienced cancellations that have had a material effect on the reported backlog amounts. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs. While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein.

Because certain contracts (for example, contracts relating to large engineering, procurement and construction projects as well as federal programs) can cause large increases to backlog in the fiscal period in which we recognize the award, and because many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis.

The following table summarizes our backlog at June 30, 2006 and 2005 (in millions):

	2006	2005
Technical professional services	$4,820.4	$4,198.8
Field services	4,601.1	4,204.5

Total	$9,421.5	$8,403.3

Our backlog increased $1.0 billion, or 12.1%, to $9.4 billion from $8.4 billion at June 30, 2005. Contributing to the growth in backlog were significant wins from clients operating in the oil & gas and refining industries.

Liquidity and Capital Resources

We finance our operations through ongoing cash generation from profitable operations and working capital management. At June 30, 2006, our principal source of liquidity consisted of $339.6 million of cash and cash equivalents, and $192.7 million of available borrowing capacity under our $290.0 million long-term, unsecured revolving credit facility.

During the nine months ended June 30, 2006, our cash and cash equivalents increased by $99.7 million, to $339.6 million. This compares to a net increase of $101.7 million, to $201.7 million, during the corresponding period last year. During the nine months ended June 30, 2006, we experienced net cash inflows from operating activities and financing activities of $97.1 million and $61.4 million, respectively. These inflows were offset in part by net cash outflows from investing activities and the effect of exchange rate changes of $50.5 million and $8.2 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our operations provided net cash of $97.1 million during the nine months ended June 30, 2006. This compares net cash flows of $77.8 million during the corresponding period last year. The $19.3 million increase in cash flows from operations for the nine months ended June 30, 2006 as compared to the corresponding period last year was due primarily to a $44.9 million increase in net earnings, a $1.5 million change in deferred income taxes, and an increase of $1.5 million in depreciation and amortization of property, equipment and improvements. These increases in cash flows from operations were offset in part by the timing of cash receipts and payments within our working capital accounts of $12.6 million, decreases in certain non-cash expense items including a $9.2 million decrease in stock-based compensation, a $6.2 million change in the excess tax benefit relating to stock based compensation, and a $0.4 million change in other non-cash items.

We used $50.5 million of cash for investing activities during the nine months ended June 30, 2006. This compares to net cash outflows of $35.1 million during the corresponding period last year. The $15.4 million increase in cash used for investing activities for the nine months ended June 30, 2006 when compared to the corresponding period last year was due primarily to $11.0 million used for acquisitions of businesses and a $3.1 million net change in cash relating to investments. In support of our increased work force and business volume we also used $6.2 million more for the acquisition of property and equipment during the first nine months of fiscal 2006 as compared to last year. These outflows were offset in part by changes in other non-current assets accounts of $4.4 million.

Our financing activities provided net cash inflows of $61.4 million during the nine months ended June 30, 2006. This compares to net cash inflows of $64.8 million during the corresponding period last year. The $3.5 million net decrease in cash provided by financing activities during the current fiscal year as compared to last year was due primarily to a $22.9 million net decrease in long term borrowings (net of repayments), a $6.4 million net decrease in short term borrowings, and a $5.2 million decrease in proceeds from the issuance of common stock. These changes were offset in part by a $24.8 million increase relating to changes in our other deferred liability accounts and a $6.2 million change in the excess tax benefit relating to stock-based compensation.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the foreseeable future. We had $339.6 million in cash and cash equivalents at June 30, 2006, compared to $239.8 million at September 30, 2005, and $201.7 million a year ago. Our consolidated working capital position at June 30, 2006 was $735.3 million, compared to $552.3 million at September 30, 2005, and $542.8 million at June 30, 2005. We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity, under which $97.3 million was utilized at June 30, 2006 in the form of direct borrowings. We believe that the capacity, terms and conditions of our credit facility are adequate for our working capital and general business requirements. We also have $37.0 million available through committed short-term credit facilities, under which $11.2 million was outstanding at June 30, 2006 in the form of direct borrowings.

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

Interest Rate Risk

Our only source for long-term credit is a $290.0 million unsecured revolving credit facility. The total amount outstanding under this facility at June 30, 2006 was $97.3 million. This agreement expires in December 2010, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. In connection with the acquisition of the Babtie Group Limited in the fourth quarter of fiscal 2004, we entered into an interest rate swap agreement with a large, U.S. bank relating to a £34.0 million (approximately $62.4 million) loan made under our revolving credit facility. We have determined that this contract qualifies as an effective hedge under the provisions SFAS 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

Foreign Currency Risk

In general, our exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our subsidiaries operating outside the United States, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. We follow the provisions of SFAS 52—Foreign Currency Translation in preparing our consolidated financial statements.

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

As more fully described in Item 7A to our 2005 Form 10-K, we’ve entered into a hedge agreement in connection with our acquisition of the Babtie Group (refer to Notes 5 and 11 to the September 30, 2005 consolidated financial statements included in our 2005 Form 10-K). The agreement is a forward contract in the notional amount of £39.9 million (approximately $73.2 million). The purpose of this contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. This hedge agreement qualifies as a cash flow hedge under the provisions of SFAS 133.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures: As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

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

Date: July 31, 2006