Form 10-K
period 2006-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2006-12-08
CIK 52988

2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006	Commission File No. 1-7463

Jacobs Engineering Group Inc.

Delaware	95-4081636
State of incorporation	IRS Employer identification number

1111 South Arroyo Parkway Pasadena, CA 91105	(626) 578-3500
Address of principal executive offices	Telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☒  Yes  ☐  No

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  -  ☒            Accelerated filer  -  ☐            Non-accelerated filer  -  ☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐  Yes  ☒  No

There were 59,062,634 shares of common stock outstanding as of November 29, 2006. The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $5.1 billion as of March 31, 2006, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the Registrant’s definitive Proxy Statement to be issued in connection with its 2007 Annual Meeting of Shareholders.

JACOBS ENGINEERING GROUP INC.

Fiscal 2006 Annual Report on Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that are not based on historical fact. When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words are intended in part to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors. That list is not all-inclusive, and we undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission (“SEC”).

Item 1.	BUSINESS

General

We are one of the largest professional services firms in the United States. Our business focuses exclusively on providing a broad range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. We provide project services (which include engineering, design, architectural, and similar services); process, scientific, and systems consulting services; operations and maintenance services; and construction services (which include direct-hire construction and construction management services). We provide our services through offices and subsidiaries located principally in North America, Europe, Asia, Scandinavia, and Australia.

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

Jacobs Engineering Group Inc. was incorporated under the laws of the State of Delaware on January 8, 1987. On March 4, 1987, it succeeded by merger to the business and assets of Jacobs Engineering Group Inc., a California corporation that, in 1974, had succeeded to a business organized originally by our founder, Dr. Joseph J. Jacobs, in 1947. Unless the context otherwise requires, all references herein to “Jacobs” or the “Registrant” are to Jacobs Engineering Group Inc. and its predecessors, and references to the “Company”, “we”, “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries. Our common stock has been publicly held since 1970 and is currently listed on the New York Stock Exchange.

Business Strategy

General

There are four major components of our business strategy: a relationship-based approach to client interactions; safety; a strong focus on cost control; and an organizational structure that facilitates efficient project management and execution. Acquisitions play an important role in our business strategy as they allow us to expand on existing client relationships as well as develop new ones. Acquisitions also allow us the opportunity to leverage our cost structure across geographic areas.

Relationship-Based Business Model

Our relationship-based business model is central to our sustained growth and profitability. We aggressively pursue the development of long-term affiliations and alliances with our clients. By working as a partner with our clients on their capital programs, we increase our understanding of their overall business needs as well as the unique technical requirements of their projects. This allows us the opportunity to provide a greater range of services to our clients. We market all of our services to clients in connection with their projects where the scope of work required is within our expertise. By integrating and bundling our services (i.e., providing design, engineering, and construction services on the same project), we can price contracts more competitively and enhance overall profitability while delivering superior value to our clients. Our relationship-based business model also helps us more fully understand the risks inherent in the projects, which in turn allows us to better manage those risks. Our approach also provides us with opportunities to market those services our clients will need in the post start-up and commissioning phases of a plant, such as operations and maintenance services. This model, however, does not preclude us from undertaking discrete projects that do not significantly conflict with our business strategy. We will accept and perform discrete projects for our clients if we can negotiate acceptable pricing and other contract terms and conditions.

Safety

Key to the success of our business strategy is our uncompromising focus on safety. Maintaining safe work environments has long been a mutual and unequivocal condition of the relationship we have with our employees. It is also a paramount issue in our dealings with our clients, and our safety program is a fundamental element of our overall approach to risk management. A safe work environment is critical to our long-term success and growth. We maintain a centralized quality and safety group to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs as well. Safe job sites and office environments, on the other hand, benefit our clients, promote employee morale, and enhance the long-term relationships we have with our clients, employees, and business partners.

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

Organizational Structure

Our organizational structure and integrated system for delivering our services is another key component of our business strategy. Our operating units generally use a matrix organizational structure whereby our project management functions are supported by the various technical engineering, design, and construction disciplines that are necessary to effectively execute long-term engineering and construction contracts. Crucial functions, such as project controls and procurement, are local to each of our major offices and serve operations by providing specialized services required by projects. In addition, we actively employ a boundaryless approach to the way we serve our clients. Our operating groups do not compete against each other for contracts. Rather, our organizational structure encourages our operating groups to work cohesively while simultaneously helping to reduce costs and promote an efficient delivery system for all of our services. Our multidomestic geographic strategy supports our approach by allowing each office to compete in the local market place while supporting the needs of global clients in conjunction with our global network of offices.

The Role of Acquisitions in Our Business Strategy

Our relationship-based business model is a significant driver of our acquisition strategy. When we review potential acquisition targets, we are conscious of the effect the acquisition may have on our client base. We favor acquisitions that allow us to expand or enhance the range of services we provide our clients, and/or gain access to new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our major clients. The following is a brief description of some of our key mergers and acquisitions over the past five years:

•	In August 2004, we acquired the Babtie Group Limited (the “Babtie Group”). The Babtie Group is a leading provider of technical and professional services to clients in the infrastructure, facilities, environmental, defense, and governmental outsourcing markets, among others. Headquartered in Scotland, the Babtie Group employs approximately 3,500 people in offices located throughout the United Kingdom and Asia, with smaller operations in India and the Czech Republic. The primary purpose for acquiring the Babtie Group was to expand our infrastructure and facilities business in the United Kingdom.

•	In October 2001, we acquired McDermott Engineers & Constructors (Canada) Limited (including Delta Catalytic and Delta Hudson Engineering) (collectively, “Delta”). Delta provides engineering, construction, and maintenance services to various industries including upstream oil and gas, petroleum refining, petrochemicals, and chemicals. Delta employed approximately 3,500 employees conducting operations located primarily in Canada.

•	In May 2001, we purchased from LawGibb Group Inc. substantially all of its international engineering and construction management business (the “GIBB businesses”). Headquartered in the United Kingdom, the GIBB businesses are a leading international engineering consultancy firm that provides technical, professional, and construction management services in the fields of transportation, civil and structural engineering, water and wastewater, environmental and geotechnical services, infrastructure, building and building services, information technology, defense, finance, and commerce. The GIBB businesses employed approximately 900 employees conducting operations located primarily in the United Kingdom, certain other European countries, and the Middle East.

•	In February 2001, we finalized the second phase of a two-part transaction to acquire from Stork N.V., the Netherlands, all of its engineering and contracting business (the “Stork E&C businesses”). We completed the first phase of the transaction (“Stork Phase I”) in February 2000. The Stork Phase I entities employed approximately 1,500 technical professional staff in offices located principally in Belgium, Germany, Southeast Asia, and certain locations in the Netherlands. The second phase of the transaction (“Stork Phase II”) involved Stork N.V.’s engineering and construction management operations in the Netherlands and the Middle East. The Stork Phase II entities employed approximately 500 technical professional staff. The Stork E&C businesses, headquartered in Leiden, the Netherlands, provide a broad range of engineering and construction management services to clients in the upstream oil and gas, petroleum refining, chemicals, basic resources, and facilities industries, among others.

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

The following table sets forth our revenues from each of our four service categories for each of the five fiscal years ended September 30 (in thousands of dollars):

	2006	2005	2004	2003	2002
Project Services	$2,894,293	$2,469,879	$2,060,288	$1,894,777	$1,977,173
Construction	3,239,613	1,884,066	1,581,023	1,751,875	1,775,562
Operations and Maintenance	805,020	895,356	704,206	743,094	626,559
Process, Scientific and Systems Consulting	482,344	385,700	248,718	225,855	176,367

	$7,421,270	$5,635,001	$4,594,235	$4,615,601	$4,555,661

Certain amounts for fiscal years 2003 and 2002 have been reclassified to conform to the current year presentation.

Project Services

We employ all of the engineering, design, architectural, and related disciplines necessary to design and engineer modern process plants (including projects for clients in the chemicals and polymers, pharmaceuticals and biotechnology, oil & gas, refining, food and consumer products, and basic resources industries); buildings (including facilities in the health care, education, and criminal justice markets, as well as other buildings for clients in the private sector); infrastructure projects (including highways, roads, bridges, and other transportation systems, and wastewater treatment and similar facilities); technology and manufacturing facilities (for clients in the aerospace, automotive, defense, semiconductor, and electronics industries); pulp and paper plants; and other facilities. We also employ many of the requisite scientific, technical, and program management capabilities necessary to provide program integration, testing, and evaluation services for clients in the defense and aerospace industries; for the United States Department of Defense (DOD) in support of information systems for weapons acquisition centers; and for various agencies of the United States federal government in support of environmental programs.

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

In the area of construction management, we provide our clients with a wide range of services as an agent for our clients. We may act as the program director, whereby we oversee, on the owner’s behalf, the complete planning, design, and construction phases of the project. Alternatively, our services may be limited to providing construction consulting.

Also included in the category of “Project Services” are construction related services (such as cost engineering, planning, scheduling, procurement, estimating, project accounting, and quality and safety) necessary to support our engineering, design, construction, construction and program management, operations and maintenance, and consulting services.

Construction

We provide traditional field construction services to private and public sector clients in virtually all of the industries to which we provide project services. In the area of environmental remediation and restoration, we provide environmental remedial construction services for a variety of public and private sector clients. We also provide many of our clients with modular construction technology. Our modular construction technology is an advanced form of off-site engineering and design, fabrication, assembly, and field erection. A modular approach provides clients with an alternative approach to traditional methods of engineering and construction, which can compress and shorten the construction schedule.

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

Operations and Maintenance (“O&M”)

O&M generally refers to all of the tasks required to operate and maintain large, complex facilities on behalf of clients. In such situations, we can provide key management and support services over all of the facility’s operations, including subcontractors and other on-site personnel. Within the environmental area, O&M often includes engineering and technical support services as well as program management services necessary to remediate contaminated sites. Within the aerospace and defense areas, O&M often requires us to provide the management and technical support services necessary to operate and maintain engine test facilities, weapons integration, and high-tech simulation and verification centers. Such O&M contracts also frequently require us to provide facilities management and maintenance services; utilities operations and maintenance services; property management and disposition service; and construction support services.

This category also includes plant maintenance services, which generally involves the tasks required to keep a process plant (typically a refinery or chemical plant) in day-to-day operation. This would include the repair and replacement of pumps, piping, heat exchangers, and other equipment as well as “turnaround” work, which involves major refurbishment that can only be performed when the plant is shut down. Since shutdowns are expensive to the owners of the plant, turnaround work often requires maximizing the number of skilled craft personnel that can work efficiently on a project on a 24-hours-per-day, seven-days-per-week basis. We use sophisticated computer scheduling and programming to complete turnaround projects quickly, and we maintain contact with a large pool of skilled craft personnel we can hire as needed on maintenance and turnaround projects.

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

The use of technology throughout our organization is highly uniform. Whether it is PC-based computer aided design and drafting (CADD) applications used by our engineering and design staff; or PC-based modeling programs used by the scientific and consulting staff; or PC-based scheduling, estimating, and cost control applications used by home-office personnel in support of our construction and maintenance activities, all of the service categories described above are equally vulnerable to changes in technology as they occur in the economy at large.

Industry Groups and Markets

We provide our services to clients that operate in the following industry groups and markets: oil and gas exploration, production, and refining; long-term programs for various national governments, including the United States; chemicals and polymers; pharmaceuticals and biotechnology; infrastructure; buildings; technology and manufacturing; and pulp and paper. We also provide services to clients operating in certain other industries and markets, such as food and consumer products, and basic resources (e.g., mining, minerals, and fertilizers), among others. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources and help to mitigate the negative effects of a downturn in a single industry.

The following table sets forth our revenues from each of the various industry groups and markets in which our clients operate for each of the five fiscal years ended September 30 (in thousands of dollars):

	2006	2005	2004	2003	2002
Oil & Gas and Refining	$2,802,591	$1,957,471	$1,270,468	$1,093,047	$1,088,758
National Government Programs	1,259,361	1,160,664	1,051,016	1,070,740	973,514
Chemicals and Polymers	1,124,254	737,872	559,733	559,166	556,011
Pharmaceuticals and Biotechnology	678,989	514,836	713,566	652,036	879,747
Infrastructure	546,999	464,400	304,977	288,193	325,029
Buildings	395,190	462,147	354,742	352,998	349,858
Technology and Manufacturing	137,856	118,059	203,579	464,589	187,432
Pulp and Paper	102,371	63,562	42,339	58,076	72,350
Other	373,659	155,990	93,815	76,756	122,962

	$7,421,270	$5,635,001	$4,594,235	$4,615,601	$4,555,661

Oil & Gas and Refining

We provide our full line of traditional engineering, design, construction, and construction management services to our clients operating in the areas of exploration, production, and refining. Typical projects include new design and construction; revamps or expansions of existing plants; upgrades of individual process units within refineries; and maintenance services. We also provide a broad range of consulting services to our clients including process assessments; facility appraisals; feasibility studies; technology evaluations; project finance structuring and support; and multi-client studies and subscription services.

Historically, revenues from our hydrocarbon business related primarily to projects associated with petroleum refining and the processes and technologies required to convert crude oil and gas into petroleum fuels, chemical feedstocks, and lubricants. More recently, our services and the types of projects we perform have expanded to include the upstream and downstream sectors of the oil and gas industry. These projects include heavy oil processing projects (e.g., oil sands extraction projects); projects involving oil recovery through steam injection; and natural gas treating, gathering, and storage projects including extraction of commercially valuable elements of the gas stream. A new area of focus for us is off-shore production, where we are actively pursuing project opportunities in engineering and design of topside facilities. Higher energy prices and the depletion of traditional reserves are driving our clients towards the development of new reserves and the expansion of existing ones. We are actively supporting our clients in these initiatives in North America, the Middle East, and Asia.

Government regulations continue to influence the need for project services by our clients operating in the refining industry. We see continuing project activity in refining due to Tier II gasoline and on-road Ultra Low Sulfur Diesel requirements. We believe new regulations, such as off-road Ultra Low Sulfur Diesel, and new ambient air quality standards for ozone and particulates will drive new investment requirements in the industry over the next several years. We are actively involved in such regulatory-based projects. We believe we are uniquely positioned in this field through our proprietary sulfur removal technology (Super Claus), which has a strong share of the market for installed capacity. Biofuels, and particularly biodiesel, is another area of increasing activity and opportunity. We are already working on a number of these projects in Europe.

Refineries are also responding to changes in feedstock price and availability as well as the product market. This is leading to investment to facilitate processing heavier crude with higher sulfur content and producing a different product slate, responding to increased demand for diesel. Our North American and European offices are very involved in this market.

We have also used our modular construction technology on a number of projects in the refining and petroleum industry. In the U.S. and European refining markets, many projects involve revamping existing processing units or adding new processes to an existing refinery. As a result of the close proximity of processing units in these refineries, we believe using modular construction can decrease congestion at the construction site. Modular construction can also provide cost and project execution benefits in remote locations.

We also provide maintenance services to our clients in the refining industry and have established a number of formal alliances with various clients. Some of these alliances are both national (within the U.S.) and international in scope.

In this industry group and market, we also include power generation and cogeneration projects. While not a major focus for us, we provide design, engineering, procurement, construction and construction management, and maintenance services to our clients in the power generation and supply industry. Typical projects include simple and combined cycle power projects, cogeneration power plants, aeroderivative and industrial gas turbines, and emergency power generation stations. The industry is now focusing on gasification, as high energy prices, the need for hydrogen and power, availability of lower priced solid fuels, and the potential to sequester CO2 emissions make this technology a new area for project development.

National Government Programs

We categorize our National Government Programs as generally relating to environmental, aerospace and defense, or building programs.

Environmental Programs

We are one of the leading providers of environmental engineering and consulting services in the United States and abroad, including hazardous and nuclear waste management and site cleanup and closure. Many of our projects for the United States federal government span over ten years. Our projects within this market generally relate to all major federal and state environmental statutes, with particular emphasis on the Comprehensive Environmental Response Compensation and Liability Act and the Resource Conservation and Recovery Act. We currently provide environmental investigation, restoration, engineering, construction, and site operations and maintenance services to a number of United States federal government agencies, including the Department of Energy (DOE) and the DOD.

As part of our environmental restoration work, we provide support in such areas as underground storage tank removal; contaminated soil and water remediation; and long-term groundwater monitoring. We also design, build, install, operate, and maintain various types of soil and groundwater cleanup systems at multiple project locations across the United States and its territories for the United States Army Corps of Engineers and the United States Air Force Center for Environmental Excellence (AFCEE). Typical projects include the preparation of feasibility studies and performance of remedial investigations, engineering, design, and remediation services on several national programs. As an extension of our environmental support to AFCEE, we also serve AFCEE’s customers with execution of capital projects involving sustainment, repair, and modernization of military facilities and infrastructure.

We provide a full range of environmental consulting services including air quality planning and permitting; water quality compliance; environmental conservation studies; pollution prevention assessments; and compliance with the National Environmental Policy Act.

As part of our support to our clients, we provide asset management services in the form of infrastructure operations and maintenance. This is an integral part of our services for the DOE at the Oak Ridge Environmental Management sites and at the Argonne National Laboratory. Asset management also includes building closures, which can involve deactivation, decommissioning, and demolition of government facilities. We also are providing these services to support the government of the United Kingdom in its nuclear reactor decommissioning program.

Aerospace and Defense Programs

We provide support to aerodynamic, propulsion, and space facilities and systems for government clients at more than a dozen test centers across the United States. This includes military systems acquisition management and strategic planning; operations and maintenance of test facilities, ranges, space launch facilities, and space chambers; test and evaluation in computer, laboratory, facility, and range environments; test facility computer systems instrumentation and diagnostics; and test facility design/build programs. We also provide systems engineering and integration of complex weapons and space systems as well as hardware and software design of complex flight and ground systems. We support and maintain enterprise information systems for government and commercial customers worldwide, ranging from the operation of complex computational networks to the development and validation of specific software applications.

We have provided advanced technology engineering services to the DOD for more than 50 years and currently support defense programs in dozens of locations, both within the United Sates and internationally. In addition to operating and maintaining several DOD test centers, our support includes services such as aerodynamic testing of next-generation fighter aircraft; propulsion testing for space programs; testing of the US Army’s next generation ground mobile weapon systems; and acquisition support for weapons systems such as air-to-air missile systems and precision guided smart weapons. We also support the acquisition and development of systems and equipment for Special Operations Forces as well as the development of biological, chemical, and nuclear detection and protection systems. We also support the DOD in a number of information technology programs including network design, integration, and support; command and control technology; development and sustainment of databases and customized applications; and security solutions.

We provide a broad range of engineering, science, and technical support services to eight NASA sites, delivering support to virtually every major space program including the International Space Station; space shuttle recertification; space observatories; aerospace transportation systems; space propulsion systems; advanced materials research; and advanced research and development activities such as protein crystal growth experiments for the development of new drugs and vaccines. We also provide operations and maintenance services for NASA aerospace and propulsion research test facilities.

Buildings Programs

Also included in National Government Programs revenues are building programs we perform for certain agencies of the United States federal government. We provide a wide range of planning, architectural, engineering, construction management, program management, and design/build services to agencies such as the Federal Aviation Administration (FAA); the General Services Administration (GSA); the United States Departments of State, Treasury, Agriculture and Defense; and the Army National Guard, among others. Typical projects include renovating and modernizing terminal radar control centers, air traffic control towers, and other facilities for the FAA. We also provide planning, architectural, and engineering services for the United States Pentagon renovation program as well as planning and design services for the Internal Revenue Service at offices and customer service centers located nationwide. More recent contract awards require us to provide planning, design, and program management services in connection with certain homeland security initiatives for the GSA and the

Department of Homeland Security. We are providing planning, design, design/build, and program management services for the DOD on military family housing projects; quality of life projects; training, maintenance, and readiness facilities; and command and control centers, as well as military facilities supporting the DOD’s global re-basing program, the 2005 Base Realignment and Closure program, and the transformation initiatives of the various military services.

Chemicals and Polymers

The chemicals and polymers industries remain an important element to our overall growth. This market, which we believe is on an upswing after an extended flat period, continues to be an essential part of our diversified business. We are expanding our presence globally to better meet client needs as they increase their operations internationally with strong focus in the Middle East and Asia.

The types of projects we execute for our clients in these industries include feedstock synthesis; chemical synthesis; and polymerization. This includes high-pressure processes to produce industrial chemicals and low-pressure multi-product processes to produce specialty and fine chemicals. We have extensive knowledge of, and experience with, advanced polymerization reactions and state-of-the-art, post-reactor processing techniques.

Another important aspect of serving our clients in the chemicals and polymers business is in the area of field services. We have contracts with major chemical producers worldwide to provide construction, on-site maintenance, and turnaround activities. Many of these contracts are evergreen in nature, with relationships extending over many years. We believe our focus on safety, value, and client satisfaction are important factors contributing to the long-term nature of these relationships. Like the refining industry, we provide maintenance services to our clients in the chemicals industry and have also established numerous formal alliances.

Our clients operating in this sector focus on safety, reliability, and maintainability in order to keep operating costs down. To support these initiatives, we apply best practices on capital and maintenance work by leveraging synergy and resources within our alliances and partnerships, which in some cases involve more than 25 chemical facilities for a single owner.

As these multi-site relationships increase in magnitude, the range of services we provide often expands. Other services we provide vary from ad hoc, on-site engineering services to the management and completion of entire capital improvement programs. We provide technical consulting; project finance structuring consulting; facility appraisal; market analysis; and business consulting services as well as fully-integrated engineering, procurement, construction, and construction management services. Our services can guide and assist our chemical clients from a good project idea to a constructed and operating chemical facility.

Many of our clients currently engage in front-end feasibility planning as global industry volumes and prices strengthen. In addition to large ‘mega-capacity’ projects underway in the Middle East and Asia, we are seeing incremental capacity expansions in North America and Europe. An area of focus due to high feedstock costs is gasification to produce the feeds for chemicals and fertilizers. Our involvement in these early studies positions us to help owners capitalize on return on investment opportunities by streamlining work processes and optimizing existing plant layouts for future expansions.

Pharmaceuticals and Biotechnology

We furnish our full line of services to our clients operating in the pharmaceuticals and biotechnology industries, including master planning; programming; feasibility studies; engineering;

preliminary and detailed design; procurement; construction; construction management; commissioning and start-up; validation; and maintenance. Accordingly, we believe we are fully capable of executing the industry’s largest capital programs on a single-responsibility basis.

Typical projects for clients in these industries include laboratories; research and development facilities; pilot plants; bulk active pharmaceutical ingredient production facilities; full-scale biotechnology production facilities; and secondary manufacturing facilities. In addition to regulatory compliance issues, state-of-the-art technology and expertise are critical to our clients in these industries. Such technology and knowledge encompasses containment; barrier technology; locally-controlled environments; process and building systems automation; and off-the-site design and fabrication of process and building modules.

As companies in the pharmaceuticals industry continue to experience pressure to decrease product time-to-market, reduce costs, and increase return on investment, the types of services we provide have grown over the years to include modular construction as well as consulting and strategic planning to help our clients complete capital projects faster and more efficiently. As an example, we increased our efforts to integrate commissioning and validation services, helping reduce the amount of time required to introduce a new drug into the marketplace. In the biotechnology industry, our multidomestic structure helps clients as new product discovery and development drives capital spending and our ability to act as a capital program partner helps them effectively manage their strategic investments.

We have professional resources located in geographic areas of major pharmaceutical and biotechnology concentration, and we provide single-point engineering, procurement, construction management, and validation (EPCMV) project delivery. We continue to enhance our 3-D design capabilities, project controls, and automation capabilities as well as other technological aspects of our EPCMV services. This enables us to better serve our clients and to ensure that projects transition from their conceptual design phase through engineering, construction, start-up, commissioning, and validation phases as economically and efficiently as possible.

We have also established formal alliances and preferred provider agreements with numerous clients in the pharmaceuticals and biotechnology industries.

Infrastructure

We provide a broad range of planning, design, consulting, engineering, and construction management services to our clients engaged in civil construction projects throughout the United States, the United Kingdom, Canada, Ireland, Asia, and other selected countries.

Transportation infrastructure development and rehabilitation is a core competency of our infrastructure business. By integrating a broad range of professional disciplines, we provide comprehensive planning, engineering, and construction and program management services for transportation facilities and systems. Interdisciplinary teams work independently or as an extension of agency staff on highway, bridge, transit, tunnel, airport, railroad, intermodal facility, maritime, and lock and dam projects. Representative clients include national governments and their agencies in the U.S. and U.K.; state departments of transportation; local and regional transportation agencies; the United States Army Corps of Engineers; and private industry freight transport firms.

Our services in the area of water resources have helped public and private sector clients develop and rehabilitate critical water resource systems. Integrating water, wastewater, air quality, and hazardous waste remediation experience provides these clients with the comprehensive expertise needed to deliver complex projects. We provide planning, design, design/build, and construction and program management services to a diverse market, including regional wastewater treatment agencies;

manufacturers and power generators; local water suppliers; and military agencies. We continue to develop water/wastewater conveyance systems and water resources management projects. We have developed micro-tunneling (“trenchless technology”) as a primary service and have successfully applied this specialized process to such projects as water and utility distribution systems and pipelines.

We believe robust public and private sector infrastructure funding will support additional opportunities for planning, design, construction, and operations and maintenance services for the foreseeable future. We also believe that opportunities for construction management and design/build services will continue to grow as these project delivery methods gain acceptance in the public sector. We are working collaboratively to leverage our global skill base to develop new client relationships and opportunities in alternative project financing and delivery, and infrastructure-related enterprise management.

Current programs and projects we are performing include transportation program management services for U.S. cities and counties; construction management and asset management services for water and wastewater treatment systems located in the U.S. and the U.K.; design, engineering, and construction management services for transit, highway and bridge projects throughout the world; and multiyear, general design and consulting services for a railway entity in the U.K.

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

We focus our efforts and resources in markets where strong demographic trends and capital spending initiatives drive demand. Typical projects include large, multi-year United States federal and European governments’ building programs; major primary and secondary education capital improvement programs; U.S. federal, state, and local government courts and correctional facilities; and hospitals and health & research facilities (including projects at many of the world’s leading medical and research centers). We also provide design and construction-related services for office and corporate headquarters buildings; municipal and civic facilities; commercial centers; and recreation complexes and facilities. We serve a diversified client base encompassing both the public and private sectors.

We provide and/or manage a full range of planning, architectural, engineering, construction, construction management, and/or total program management services for a variety of unique and technically complex buildings and campuses. We provide our services on projects that emphasize new construction as well as those involving expansion, renovation, and refurbishment of existing facilities.

Of particular significance is our growing success in applying our diversified, in-house technical skill base to both public and private sector clients requiring complete program management. Such contracts typically involve providing technical, professional, and construction services over multiple years to clients with whom we have long-standing relationships and a tenure of successful service. We also provide integrated facility management services for which we (sometimes through joint ventures with third parties) assume full responsibility for the ongoing operations and maintenance of entire commercial or industrial complexes on behalf of the client.

We include in National Government Programs those Buildings projects where the work is performed for a national government and encompasses multiple projects occurring over more than one year.

Technology and Manufacturing

We provide a broad range of project services for a variety of technology, manufacturing, and test facilities. This category includes projects involving highly complex test facilities for clients in the aerospace and automotive industries. Typical projects range from conceptual design and feasibility studies to complete design/build programs of aero-acoustic wind tunnels; engine test facilities; acoustic enclosures; transmission test stands; powertrain, environmental, emissions, altitude, and electromagnetic compatibility test facilities; in-line and end-of-line component test stands; and computer-based measurement and control systems. We are a leader in providing support to automotive manufacturers and component suppliers for the supply of testing services and the management of test assets, with test facility operations and maintenance contracts and usage agreements in place with Ford Motor Company, Visteon, General Motors, and the United States Air Force at Wright-Patterson Air Force Base.

This category also includes projects for clients operating in the semiconductor industry. We provide design, engineering, procurement, construction, and construction management services for a variety of clients in this industry. Typical projects range from on-site plant engineering and tool hook-ups to multi-million dollar, state-of-the-art wafer fabrication and crystal growing facilities used to produce microprocessors for computers and other consumer electronic devices. Projects in the semiconductor industry are more complex than many other commercial facilities, requiring a greater emphasis on cleanroom and similar high-end technologies.

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

Pulp and paper projects encompass many areas of a mill, including pulping and bleaching; papermaking; chemical recovery; material handling; effluent treatment; and power and steam generation. In the area of papermaking, our expertise includes tissue and towel, coated and uncoated fine papers, newsprint, and linerboard. Our expertise and skill set also include the converting and packaging of paper products for distribution and consumer use. We have been instrumental in designing and installing state-of-the-art facilities for recycled fiber, de-inking, and pulp bleaching.

Chemical recovery and power generation are also integral components of the papermaking process. We have broad experience in these areas and apply our expertise in the engineering and construction of such facilities for many of our clients.

A significant portion of our work is assisting our clients in their compliance with environmental regulations and standards that affect the pulp and paper industry. We monitor all of the key environmental regulations affecting our clients and offer services including compliance studies, permitting support, and design of pollution control systems. We also provide complete permitting services in support of all of our projects, including associated air modeling. In addition, we provide compliance services regarding air pollutant standards and hazardous air pollutant emission limits from industrial boilers for many of our clients.

The pulp and paper industry has been consolidating for many years, leaving a refined customer base with increased assets and highly focused market strategies. Several of the traditional pulp and paper customers are emerging as major consumer product companies. These customers have created new opportunities for us in non-traditional areas such as wall board plants and facilities that manufacture diapers and feminine care products.

Like certain other markets, we have established formal alliances with leaders in the pulp and paper industry. Such alliances allow us to expand the types of services we provide our clients and enable us to improve the overall quality, consistency, and value of our services under the highest of expectations for confidentiality.

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

Significant Customers

For the fiscal years ended September 30, 2006, 2005, 2004, 2003, and 2002, revenues earned directly or indirectly from agencies of the United States federal government accounted for 16.4%, 21.2%, 22.3%, 22.6%, and 21.5% respectively, of total revenues. It is rare when a commercial customer contributes 10% or more of the Company’s total revenue. On occasion, we can execute a number of field services projects which include a significant amount of pass-through costs for a single customer where revenues from that customer exceed 10% of total revenue. For the fiscal year ended September 30, 2006 revenues earned from Valero Energy Corporation accounted for 10.2% of total Company revenues; revenues earned from this customer in prior fiscal years constituted less than 10% of total revenues.

Financial Information About Geographic Areas

The financial information regarding geographic areas in which we operate is included in Note 14 to the Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Contracts

While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into three broad categories: cost-reimbursable, fixed-price, and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts during each of the five preceding fiscal years ended September 30:

	2006	2005	2004	2003	2002
Cost-reimbursable	90%	85%	83%	82%	85%
Fixed-price	9	13	15	17	13
Guaranteed maximum price	1	2	2	1	2

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

2006	2005	2004	2003	2002
$2,680.7	$1,535.5	$1,165.7	$1,389.3	$1,541.7

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

Fixed-Price Contracts

Fixed-price contracts include both “lump sum bid” contracts and “negotiated fixed-price” contracts. Under lump sum bid contracts, we are required to bid against other contractors based on specifications the client furnishes. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications received, problems with new technologies, and economic and other changes that may occur over the contract period. Additionally, it is not unusual for lump sum bid contracts to lead to an adversarial relationship with clients, which is contrary to our relationship-based business model. Accordingly, lump sum bid contracts are not our preferred form of contract. Under a negotiated fixed-price contract, we are selected as the contractor first and then we negotiate a price with our client. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where we perform some portion of the work before negotiating the total price of the project. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to us. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than other types of contracts. Over the past five years, most of our fixed-price work has been either negotiated fixed-price contracts or lump sum bid contracts for project services, rather than turn-key construction.

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

Competition

For information regarding the competitive conditions in our business, please refer to Item 1A—Risk Factors, below.

Employees

At September 30, 2006, we had approximately 31,700 full-time, staff employees (including contract staff). Additionally, as of September 30, 2006, there were approximately 12,100 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

Available Information

We regularly file various reports with the SEC. These reports include annual reports on Form 10-K and quarterly reports on Form 10-Q. We also file from time to time current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C., 20549. In order obtain information about the operation of the Public Reference Room, a person may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC The SEC’s website is http://www.sec.gov. You may also read and download the various reports we file with the SEC free of charge from our website, http://www.jacobs.com.

Item 1A.	RISK FACTORS

We engage in a highly competitive business. Increased competition for professional services could reduce our market share and profits.

There is intense competition to provide professional engineering, design, architectural, program management, systems consulting, construction and construction management services. The extent of our competition varies according to the industries and markets we serve as well as the geographic areas in which we operate. The degree and type of competition we face in the marketplace is also often influenced by the type and scope of projects for which we compete. For example, with respect to our construction and operations and maintenance services, clients generally award large projects (e.g., large design-build and program management projects) to large contractors. Some of our competitors are larger than us and may possess greater resources than we do, which may give them an advantage when bidding for certain of these large projects. Conversely, the relatively small amount of capital required for a business providing engineering, design, architectural, and consulting services creates a relative ease of market entry for a new entrant possessing acceptable professional qualifications and certifications. Accordingly, our competitors range from small, regional firms to large, national and international organizations. If we are unable to compete effectively in the geographic areas in which we operate, we may experience a loss of market share and reduced profitability.

Our larger competitors for engineering, construction, and maintenance services for process plants include the Bechtel Group, Inc., Fluor Corporation, Foster Wheeler Corp., Washington Group International, Kellogg Brown & Root, Aker Kvaerner, Technip, and AMEC plc. In the area of buildings, our competitors include several of the competitors previously mentioned as well as HDR, Inc., Hellmuth, Obata & Kassabaum, AeCOM Technology, Turner Construction, and Day & Zimmermann. In the area of infrastructure, our competitors include several of the competitors previously mentioned as well as Parsons Brinckerhoff, URS Corporation, HNTB, and W.S. Atkins. In the area of U.S. federal programs, our principal competitors include several of the companies listed above as well as the Shaw Group, SAIC, CH2M Hill, Weston Solutions, Lockheed Martin Corporation, Tetra Tech, and Computer Sciences Corporation. And in the area of pulp and paper, our principal competitors include BE&K, and AMEC plc.

Our continued success is dependent on our ability to hire and retain qualified personnel.

There is intense demand for employees able to perform the services we provide. The success of our business is dependent upon our ability to attract and retain personnel, including engineers, architects, designers, and corporate management professionals, who have the necessary and required experience and expertise. In addition, there is significant demand for qualified craft personnel in the geographic areas where our construction and maintenance sites are located. In certain geographic areas we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. If we cannot find and retain highly qualified and trained engineers, architects, designers and corporate management employees or hire skilled craft personnel as needed, it could have a material adverse impact on our business and financial results.

The contracts in our backlog may be adjusted, cancelled or suspended by our clients. Additionally, even if fully performed, our backlog is not a good indicator of our future gross margins or gross profits.

At September 30, 2006, our backlog totaled approximately $9.8 billion. In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. In addition, our backlog is subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. Accordingly, we cannot guarantee that the amount of backlog in-hand at September 30, 2006 will actually be realized as revenues.

The gross margins (i.e., contract revenue less direct costs of contracts) can vary considerably between contracts. One aspect of our business that can have a significant effect on the gross margins we realize on our contracts and projects is the amount of pass-through costs incurred. When we are directly responsible for engineering, design, procurement and construction of a project or the maintenance of a client’s plant or facility, we reflect the costs of materials, equipment and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. Since pass-through costs typically do not bring significant margins with them, it is not unusual for us to experience an increase or decrease in revenues without experiencing a corresponding change in our gross margins.

Additionally, the way we perform on our individual contracts can affect greatly our gross margins and hence, future profitability. In some of the markets we serve there is an increasing trend towards cost–reimbursable contracts with incentive-fee arrangements. Typically, our incentive fees are based on such things as: achievement of target completion dates or target costs; overall safety performance; overall client satisfaction, and/or other performance criteria. If we subsequently fail to meet such targets or achieve the expected performance standards, we may receive a lower, or even zero, incentive fee resulting in lower gross margins. Accordingly, there is no guarantee that the contracts in backlog, assuming they produce the revenues currently expected, will generate gross margins at the rates we have realized in the past.

Contracts with the U.S. federal government and other governments and their agencies pose additional risk relating to future funding and compliance.

Contracts with the U.S. and other governments and their agencies are subject to various uncertainties, restrictions and regulations, including oversight audits by various government authorities and profit and cost controls. In the U.S., government contracts are also exposed to uncertainties associated with Congressional funding. The U.S. federal government is under no obligation to maintain funding at any specific level, and funds for a program may even be eliminated.

In addition, U.S. government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements. For example, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act and Department of Defense security regulations. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily suspended or even debarred from government contracting or subcontracting.

We also run the risk of the effects of government audits, investigations and proceedings, and so-called “qui tam” actions brought by individuals or the government under the U.S. Federal False Claims Act that, if an unfavorable result occurs, could impact our profits and financial condition, as well as our ability to obtain future government work. For example, government agencies routinely review and audit government contractors. If these agencies determine that a rule or regulation has been violated, a variety of penalties can be imposed including criminal and civil penalties all of which would harm our reputation with the government or even debar us from future government activities.

If one or more of our government contracts are terminated for any reason including for convenience, if we are suspended from government contract work, or if payment of our costs is disallowed, we could suffer a significant reduction in expected revenues and profits.

We bear the risk of cost overruns in approximately 10% of the dollar-value of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

For the year ended September 30, 2006, approximately 10% of our revenues was earned under contracts that were either fixed-price or guaranteed maximum price in nature. For such contracts, we bear the risk of paying some, if not all, of any cost overruns. Under these fixed price and guaranteed maximum price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials or our suppliers’ or subcontractors’ inability to perform, cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. Ambiguities as to contract specifications can also lead to cost-overruns.

International operations, unfavorable political developments, natural disasters and weak foreign economies may seriously harm our financial condition.

For the year ended September 30, 2006, approximately 35% of our revenues were earned from unaffiliated clients outside the United States. Our business is dependent on the continued success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues. At a minimum, our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In addition, our international operations are subject to a variety of risks, including:

•	Recessions in foreign economies and the impact on our costs of doing business in those countries;

•	Difficulties in staffing and managing foreign operations;

•	Unexpected changes in regulatory requirements;

•	The adoption of new, and the expansion of existing, trade restrictions;

•	Acts of war and terrorism;

•	The ability to finance efficiently our foreign operations;

•	Social, political and economic instability;

•	Limitations on the ability to repatriate foreign earnings; and

•	Natural disasters or other crises, such as the outbreak of Severe Acute Respiratory Syndrome commonly known as SARS or Avian “bird” flu.

Our business is dependent on the timing and funding of new awards, and we are vulnerable to the cyclical nature of the markets in which are clients operate.

We provide technical, professional, and construction services to clients operating in a number of markets including oil and gas exploration, production, and refining; long-term programs for various national governments, including the United States; chemicals and polymers; pharmaceuticals and biotechnology; infrastructure; buildings; technology and manufacturing; and pulp and paper, among others. These individual markets are generally cyclical in nature. Because we are dependent on the timing and funding of new awards, we are therefore vulnerable to unanticipated downturns in our clients’ markets and industries. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in the industries listed above, and the geographic regions in which we operate.

Rising inflation, interest rates and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed price contracts.

Because a significant portion of our revenues is earned from cost-reimbursable type contracts (90%, 85%, and 83% during fiscal 2006, 2005, and 2004, respectively) the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price and may be at risk to the effects of rising inflation with respect to those contracts that are guaranteed maximum-price. In addition, rising inflation, interest rates and/or construction costs could reduce the demand for our services. Furthermore, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates and/or construction costs could have a material adverse impact on our business and financial results.

Our strategic plan relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.

Our strategic plan involves growth through, among other things, the acquisition of other companies. Such growth involves a number of risks, including:

•	Difficulties relating to combining previously separate businesses into a single, combined unit;

•	Diversion of management’s attention from day-to-day operations;

•	The assumption of liabilities of an acquired business, including unforeseen liabilities;

•	Failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	Potentially substantial transaction costs associated with business combinations;

•	Difficulties relating to assimilating the personnel, services and systems of an acquired business and to integrating marketing and other operational capabilities; and

•	Difficulties in applying and integrating our system of internal controls to an acquired business.

In addition, we cannot assure you that we will continue to locate suitable acquisition targets or that we will be able to consummate any such transactions on terms and conditions acceptable to us. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.

In the event we issue stock as consideration for certain acquisitions we may make, we could dilute share ownership.

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. If we do issue additional equity securities, such issuances could have the effect of diluting our earnings per share as well as our existing stockholders’ individual ownership percentages in the Company.

The outcome of pending and future claims, and litigation, could have a material adverse effect on our business.

The nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. Similarly, and in the normal course of business, we occasionally present claims to our clients for costs we have incurred for which we believe we are not contractually responsible. If we fail to properly document the nature of our claims or are otherwise unsuccessful in negotiating reasonable settlements with our clients, vendors and subcontractors, we could incur cost overruns and experience reduced profits or, in some cases, suffer a loss for that project.

In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and plant performance. Most of the litigation in which we are involved as a defendant relates to workers’ compensation, personal injury, environmental, employment/labor, professional liability, and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits, and retentions under our insurance programs which may subject us to some future liability for which we are only partially insured, or completely uninsured.

Delaware law and our charter documents may impede or discourage a takeover or change of control.

We are a Delaware corporation. Certain anti-takeover provisions of the Delaware general corporation law impose restrictions on the ability of others to acquire control of us. In addition, certain provisions of our charter documents may impede or discourage a takeover. For example:

•	Our Board of Directors is divided into three classes serving staggered three year terms;

•	Only our Board of Directors can fill vacancies on the board;

•	There are various restrictions on the ability of a stockholder to nominate a director for election; and

•	Our Board of Directors can authorize the issuance of preference shares.

These types of provisions could make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our stockholders. Accordingly, stockholders may be limited in the ability to obtain a premium for their shares.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our properties consist primarily of office space in general, commercial office buildings located in major cities in the following countries: United States; Australia; Belgium; Canada; the Czech Republic; China; Finland; France; Germany; Greece; India; Italy; Mexico; The Netherlands; Poland; Puerto Rico; Republic of Ireland; Saudi Arabia; Singapore; Spain; Sweden; United Arab Emirates; and the United Kingdom. Such space is used for operations (providing technical, professional, and other home office services), sales, and administration. Most of our properties are leased. In addition, we own facilities located in Charleston, South Carolina which serve as our principal manufacturing and fabrication site for our modular construction activities. The total amount of space used by us for all of our operations is approximately 4.4 million square feet.

We also lease smaller, project offices located throughout the United States, the United Kingdom, and in certain other countries. We also rent a portion of our construction equipment on a short-term basis.

Item 3.	LEGAL PROCEEDINGS

The information required by this Item 3 is included in Note 10—Commitments, Contingencies and Guarantees—Litigation, Performance Guarantees, and Investigations of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Jacobs’ common stock is listed on the New York Stock Exchange (“NYSE”), and trades under the symbol “JEC”. The Registrant has provided to the NYSE, without qualification, the required annual certification of its Chief Executive Officer regarding compliance with the NYSE’s corporate governance listing standards.

According to the records of the Registrant’s transfer agent, there were 1,100 stockholders of record as of November 29, 2006. The following table sets forth the low and high sales prices of a share of our common stock during each of the fiscal quarters presented, based on the NYSE consolidated transaction report:

	Low Sales Price	High Sales Price
Fiscal 2006:
First quarter	$58.70	$69.41
Second quarter	67.80	89.75
Third quarter	68.56	93.27
Fourth quarter	69.30	88.30

Fiscal 2005:
First quarter	$37.48	$48.18
Second quarter	44.65	56.80
Third quarter	47.51	57.25
Fourth quarter	55.00	68.10

Our policy is to use cash flow from operations to fund future growth, pay down debt, and, subject to market conditions, repurchase common stock under a stock buy-back program approved by our Board of Directors. Accordingly, we have not paid a cash dividend since fiscal 1984. Although our Board of Directors periodically reviews the merits of paying cash dividends, we currently have no plans to pay cash dividends in the foreseeable future.

The following table presents certain information about our equity compensation plans as of September 30, 2006:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders—Note (a)	5,034,969	$42.22	2,642,009
Equity compensation plans not approved by shareholders	—	—	—

Total	5,034,969	$42.22	2,642,009

Note (a):	The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc.

1989 Employee Stock Purchase Plan (the “1989 ESPP”), and the Global Employee Stock Purchase Plan (the “GESPP”). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occurs monthly. Our shareholders have authorized a total of 11.4 million shares of common stock to be issued through the 1989 ESPP and the GESPP, which our Board of Directors voluntarily reduced by 0.6 million shares on July 26, 2001. From the inception of the 1989 ESPP and the GESPP through September 30, 2006, a total of 9.9 million shares have been issued, leaving 0.9 million shares of common stock available for future issuance at that date.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each of the last five fiscal years. Financial data for fiscal years prior to 2006 has been adjusted to include the effects of stock-based compensation accounted for in accordance with SFAS 123R, using the modified retrospective method of adoption. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. Amounts are presented in thousands, except for per share information:

	2006	2005	2004	2003	2002
Results of Operations:
Revenues	$7,421,270	$5,635,001	$4,594,235	$4,615,601	$4,555,661
Net earnings	196,883	131,608	115,574	112,645	97,475
Financial Position:
Current ratio	1.75 to 1	1.70 to 1	1.58 to 1	1.59 to 1	1.32 to 1
Working capital	$776,766	$552,336	$397,599	$358,683	$234,486
Current assets	1,817,961	1,337,431	1,083,513	970,097	974,903
Total assets	2,853,884	2,378,859	2,093,819	1,688,096	1,688,093
Long-term debt	77,673	89,632	78,758	17,806	85,732
Stockholders’ equity	1,423,214	1,165,780	1,027,802	859,669	703,722
Return on average equity	15.21%	12.00%	12.25%	14.41%	14.92%
Backlog:
Technical professional services	$5,153,400	$4,329,000	$3,989,000	$3,383,200	$3,045,600
Field services	4,624,300	4,314,000	3,463,500	3,657,800	3,628,600

Total	$9,777,700	$8,643,000	$7,452,500	$7,041,000	$6,674,200

Per Share Information:
Basic earnings per share	$3.38	$2.31	$2.06	$2.04	$1.80
Diluted earnings per share	3.27	2.24	2.01	2.00	1.76
Stockholders’ equity	23.65	19.86	17.90	15.24	12.70
Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	60,187	58,690	57,433	56,392	55,396

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an overview of the Company’s financial condition and results of operations as well as an analysis of the factors that caused certain key elements of our financial statements to change from one year to the next.

In this MD&A, we use certain terms and abbreviations that are defined as follows:

APB	Accounting Principles Board

Backlog	Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. Our policy with respect to O&M contracts, however, is to include in backlog the amount of revenues we expect to receive for one succeeding year, regardless of the remaining life of the contract. For national government programs (other than U.S. federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, and exclude option periods.

SG&A expenses	From the Consolidated Statements of Earnings; SG&A expenses means selling, general and administrative expenses.

Operating profit	From the Consolidated Statements of Earnings; operating profit means revenues, less direct costs of contracts and SG&A expenses.

SFAS	Statement of Financial Accounting Standards; an accounting standard adopted by the Financial Accounting Standards Board (“FASB”).

Overview

Net earnings in fiscal 2006 increased by 49.6% as compared to last year, and EPS (diluted) grew by 46.0%. We continued to see increased revenues from clients operating in many of the industry groups and markets we serve, but in particular, oil & gas and refining; chemicals and polymers; and pharmaceuticals and biotechnology. Also contributing to the increase in revenues was a 74.6% increase in pass-through costs. When we are responsible for subcontract labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. Since pass-through costs (which are incurred primarily on projects requiring field services) typically do not have significant margins, it is not unusual for us to experience an increase or decrease in revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

Our cash balances increased by 81.0% during fiscal 2006. Cash and cash equivalents increased from $239.8 million at September 30, 2005 to $434.1 million at September 30, 2006. Our “net cash” (defined as cash and cash equivalents less bank debt) increased from $143.9 million at September 30, 2005 to $341.9 million at September 30, 2006. Additions to property and equipment used $54.0 million of cash and cash equivalents during fiscal 2006 as compared to $43.9 million last year. Our cash balances, combined with a borrowing capacity of $290.0 million under our long-term, unsecured revolving credit facility, provide sufficient capital resources for us to fund our on-going operations.

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

Revenue Accounting for Contracts and Use of Joint Ventures—In accounting for long-term engineering and construction-type contracts, we follow the provisions of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Many of our engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. In some of the markets we serve there is an increasing trend towards cost-reimbursable contracts with incentive-fee arrangements. In certain instances, we base our incentive fees on achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues recognized from the project. One such incentive-fee contract is with the DOE for the Fernald Closure Project. This contract provides for incentive fees based on schedule and cost. In addition, the terms of the contract stipulate that the incentive fees may not be fully billed to the DOE until the completion of the project, currently estimated to occur in fiscal 2007. At September 30, 2006 we had recognized $40.0 million of deferred fees relating to this contract-completion.

We provide for contract losses in their entirety in the period they become known, without regard to the percentage of completion.

The nature of our business sometimes results in clients, subcontractors or vendors presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. Similarly, and in the normal course of business, we may present claims to our clients for costs we have incurred for which we believe we are not contractually responsible. In those situations where a claim against us may result in additional costs to the contract, we would include in the total estimated costs of the contract (and therefore, the estimated amount of margin to be earned under the contract) an estimate, based on all relevant facts and circumstances available, of the additional costs to be incurred. In those situations where we have incurred additional costs for which we believe the client is contractually responsible, we may present a claim to the client for such costs. In such situations, we include in revenues the amount of costs incurred, without profit, to the extent it is probable that the claims will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. Costs associated with unapproved change orders are included in revenues using substantially the same criteria used for claims.

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

Accounting for Stock Issued to Employees and Others—Effective October 1, 2005, we began accounting for stock issued to employees and outside directors under SFAS No. 123R—Share-Based Payment. SFAS 123R supersedes APB 25—Accounting for Stock Issued to Employees and requires that we measure the value of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed fair value is recognized as a non-cash cost over the period the employee provides services. We adopted SFAS 123R under the modified retrospective application method. Accordingly, we have adjusted our prior financial statements to include the amounts we reported previously in the pro forma disclosures made in accordance with the provisions of SFAS 123—Stock-Based Compensation.

We use the Black-Scholes option pricing model to compute the grant date fair value of the award. The Black-Scholes model requires the use of highly subjective assumptions in order to compute the hypothetical, fair value of an option. Changes in these assumptions can cause drastically different values being assigned to a stock option. The value assigned to any stock options that may be awarded in the future as well as the related expense associated with any such awards will be dependent on the assumptions used.

The following table compares the effects of SFAS 123R on net earnings and earnings per share for the years ended September 30, 2006, 2005 and 2004 (in thousands, except per-share information):

	2006	2005	2004
Earnings before taxes:
As reported	$305,287	$209,476	$178,710
Effect of SFAS 123R	15,100	26,583	19,714

Net earnings before the effects of SFAS 123R	$320,387	$236,059	$198,424

Net earnings:
As reported	$196,883	$131,608	$115,574
Effect of SFAS 123R	9,767	19,412	13,401

Net earnings before the effects of SFAS 123R	$206,650	$151,020	$128,975

Basic earnings per share:
As reported	$3.38	$2.31	$2.06
Effect of SFAS 123R	0.16	0.34	0.24

Basic earnings per share before the effects of SFAS 123R	$3.54	$2.65	$2.30

Diluted earnings per share:
As reported	$3.27	$2.24	$2.01
Effect of SFAS 123R	0.16	0.33	0.24

Diluted earnings per share before the effects of SFAS 123R	$3.43	$2.57	$2.25

Accounting for Pension Plans—In accounting for pension plans, we follow the provisions of SFAS No. 87—Employers’ Accounting for Pensions. SFAS 87 requires the use of assumptions and estimates in order to calculate periodic pension cost, and the value of the plans’ assets and liabilities. These assumptions involve discount rates, investment returns, and projected salary increases, among others. We rely on qualified actuaries to assist us in valuing the financial position of the plans, and to provide advice regarding the actuarial assumptions used. The expected rates of return on plan assets for fiscal 2006 ranged from 5.0% to 9.0%; compared to a range of 6.0% to 9.0% last year. We believe this range of rates reflects the long-term returns expected on the plans’ assets, considering projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were raised from a range of 4.0% to 5.5% in fiscal 2005 to a range of 4.75% to 6.25% in fiscal 2006. Changes in the actuarial assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense. Management, together with our actuaries, monitors trends in the marketplace within which our pension plans operate in order to assure the fairness of the actuarial assumptions used.

During fiscal 2006 we reached an agreement with Stork N.V. regarding the plan assets and liabilities relating to our employees in the Netherlands who were participants of a multi-employer pension plan. Under the agreement, Stork N.V has assumed the pension obligations for our employees up to February 2001 (the date we acquired certain engineering and contracting businesses from Stork N.V.). A $41.8 million liability recorded previously in connection with the February 2001 business combination has been allocated to the various pension plans we acquired from Stork N.V.

Accounting for Income Taxes—We account for income taxes in accordance with SFAS No. 109—Accounting for Income Taxes, and other, applicable authoritative pronouncements. Judgment is required in determining our worldwide provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. Our effective tax rate was 35.5% in fiscal 2006, 37.2% in fiscal 2005 and 35.3% in fiscal 2004. We routinely monitor the appropriateness of our worldwide tax rate, and we adjust our income tax expense in the period it is probable that actual results will differ from our estimates.

Insurance Matters, Litigation, Claims, and Contingencies—In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and plant performance. Most of the litigation in which we are concerned involves the Company as a defendant in workers’ compensation, personal injury, environmental, employment/labor, professional liability, and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits, and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured. In addition, as a contractor providing services to various agencies of the United States federal government, we are subject to many levels of audits, investigations, and claims by, or on behalf of, the U.S. federal government with respect to contract performance, pricing, costs, cost allocations, and procurement practices.

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

We believe our exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because our various operations invoice clients and satisfy their financial obligations primarily in their respective local functional currencies. In situations where our operations incur contract costs in currencies other than their functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs, or when appropriate, enter into foreign currency hedges to limit our exposure to foreign currency exchange fluctuations.

Results of Operations

General

Our business focuses exclusively on providing technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. The services we provide generally fall into four broad categories:

•	Project Services (which includes engineering, design, architectural, and similar services);

•	Construction services (which includes traditional field construction services as well as modular construction activities);

•	Operations and Maintenance services (which includes services performed in connection with operating large, complex facilities on behalf of clients as well as services involving process plant maintenance); and

•	Process, Scientific, and Systems Consulting services (which includes services performed in connection with a wide variety of scientific testing, analysis, and consulting activities).

The scope of services we can provide our clients, therefore, ranges from consulting and conceptual design services (which are often required by clients in the very early stages of a project) to complete, single-responsibility, design-build-operate contracts.

The following table sets forth our revenues by type of service for each year ended September 30 (in thousands):

	2006	2005	2004
Project Services	$2,894,293	$2,469,879	$2,060,288
Construction	3,239,613	1,884,066	1,581,023
Operations and Maintenance	805,020	895,356	704,206
Process, Scientific, and Systems Consulting	482,344	385,700	248,718

	$7,421,270	$5,635,001	$4,594,235

We focus our services on clients operating in certain industry groups and markets. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each year ended September 30 (in thousands):

	2006	2005	2004
Oil & Gas and Refining	$2,802,591	$1,957,471	$1,270,468
National Government Programs	1,259,361	1,160,664	1,051,016
Chemicals and Polymers	1,124,254	737,872	559,733
Pharmaceuticals and Biotechnology	678,989	514,836	713,566
Infrastructure	546,999	464,400	304,977
Buildings	395,190	462,147	354,742
Technology and Manufacturing	137,856	118,059	203,579
Pulp and Paper	102,371	63,562	42,339
Other	373,659	155,990	93,815

	$7,421,270	$5,635,001	$4,594,235

“Other” includes projects for clients operating in food and consumer products, and basic resources (such as mining, minerals, and fertilizers) industry groups and markets.

Fiscal 2006 Compared to Fiscal 2005

We recorded net earnings of $196.9 million, or $3.27 per diluted share, for fiscal year ended September 30, 2006, compared to net earnings of $131.6 million, or $2.24 per diluted share for fiscal 2005.

Total revenues for fiscal 2006 increased by $1.8 billion, or 31.7%, to $7.4 billion, compared to total revenues of $5.6 billion for fiscal 2005. Revenues increased among most of the industry groups and markets we serve, lead by a 52.4% increase in revenues from clients operating in the chemicals and polymers markets, and a 43.2% increase in revenues from clients operating in the oil & gas and refining industries. The increase in revenues from clients operating in the chemicals and polymers markets was driven by demand by a number of our clients to increase capacity. The increase in revenues from our clients operating in the oil & gas and refining industries was due primarily to new and continuing projects reconfiguring existing refineries in order to increase production and address the effects of changing crude inputs – from lighter crudes to heavier crudes that contain slightly higher levels of sulfur. Although we continued to perform on contracts relating to various clean fuels programs during fiscal 2006, we saw that spending levels for these programs started to wane.

Also contributing to the increase in revenues were new awards in the upstream area of this market relating to oil sands extraction projects. Also contributing to the increase in revenues was a $1,145.2 million increase in pass-through costs. When we are responsible for subcontract labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. The level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services as well as on the normal winding down of field services activities on construction and O&M projects.

As a percentage of revenues, direct costs of contracts were 87.4% for fiscal 2006, compared to 85.7% for fiscal 2005. The percentage relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. The increase in direct costs of contracts as a percentage of revenues was due to the increase in pass-through costs combined with slightly lower fees from our engineering services, off-set in part by slightly higher fees from field services. Since pass-through costs (which are incurred primarily on projects requiring field services) typically do not generate significant margins, it is not unusual for us to experience an increase or decrease in revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

We were successful in keeping SG&A growth in-line with our increased business activity during fiscal 2006. SG&A expenses during fiscal 2006 increased by $41.3 million, or 7.0%, to $632.7 million, compared to $591.4 million during fiscal 2005. Contributing to the increase in SG&A expenses was increased professional technical services activity and the effects of foreign currency translation. SG&A expense as a percentage of revenue decreased from 10.5% in fiscal 2005 to 8.5% in fiscal 2006. SG&A expense as a percentage of gross margin decreased from 73.3% in fiscal 2005 to 67.7% in fiscal 2006. Contributing to the decrease in these relationships is the result of increased field services activity, which generally requires less SG&A expense to support.

Operating profit for fiscal 2006 increased by $86.7 million, or 40.3%, to $301.6 million, compared to $214.9 million during fiscal 2005. The increase in operating profit during fiscal 2006 as compared to last year was due to the overall increase in business activity. As a percentage of revenues, operating profit was 4.1% for fiscal 2006 compared to 3.8% in fiscal 2005. Notwithstanding the increase in the direct costs of contracts as a percentage of revenue, the Company was able to increase its operating profit by limiting the increase in SG&A expenses.

Interest income increased by $10.9 million to $15.2 million during fiscal 2006, compared to $4.3 million of interest income during fiscal 2005. Included in interest income for fiscal 2006 is $3.3 million relating to the favorable settlement of a matter with the U.S. Internal Revenue Service (“IRS”). The balance of the increase in interest income was a result of higher cash balances on deposit during fiscal 2006 as compared to last year. Interest expense increased by $1.0 million to $7.5 million during fiscal 2006, compared to $6.5 million of interest expense during fiscal 2005. The increase in interest expense is due primarily to higher levels of borrowing by our operations outside the U.S. (in support of the growth in business) combined with slightly higher interest rates.

We recorded income tax expense of $108.4 million during fiscal 2006, compared to $77.9 million during fiscal 2005. Our overall effective tax rate was 35.5% during fiscal 2006 compared to 37.2% last year. The overall effective tax rate for fiscal 2006 was impacted by the favorable settlement of a matter with the IRS, off-set in part by provisions recorded for certain other income tax exposures. The net effect of the IRS settlement and the other income tax exposures was a net reduction to the Company’s income tax expense of $1.5 million. Impacting the overall effective tax rate for fiscal 2005 was certain stock-based compensation expense amounts relating to the Company’s employee stock purchase plans where no tax benefit was available to the Company. In the normal course of our business, we may engage in numerous transactions for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain.

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

Fiscal 2005 Compared to Fiscal 2004

We recorded net earnings of $131.6 million, or $2.24 per diluted share, for fiscal year ended September 30, 2005, compared to net earnings of $115.6 million, or $2.01 per diluted share for fiscal 2004.

Total revenues for fiscal 2005 increased by $1.0 billion, or 22.7%, to $5.6 billion, compared to total revenues of $4.6 billion for fiscal 2004. Revenues increased among most of the industry groups and markets we serve, lead by a 54.1% increase in revenues from clients operating in the oil & gas and refining industries, and a 52.3% increase in revenues from clients operating in the infrastructure market. The increase in revenues from our clients operating in the oil & gas and refining industries was due primarily to continuing projects we’re executing in the area of clean fuels, combined with new awards of projects assisting refiners improve and enhance capacity. Also contributing to the increase in revenues were new awards in the upstream area of this market relating to oil sands extraction projects. The increase in revenues from clients operating in the infrastructure market was due primarily to the inclusion of the Babtie Group for all of fiscal 2005. The Babtie Group contributed approximately $324.1 million of revenue during fiscal 2005, compared to approximately $54.0 million during fiscal 2004 (the Babtie Group was acquired during the fourth quarter of fiscal 2004). Also contributing to the increase in revenues was a $369.8 million increase in pass-through costs.

As a percentage of revenues, direct costs of contracts were 85.7% for fiscal 2005, compared to 85.5% for fiscal 2004. The increase in direct costs of contracts as a percentage of revenues was due to the increase in pass-through costs, off-set in part by the inclusion of the Babtie Group for all of fiscal 2005 (whose revenues are weighted towards project services).

SG&A expenses during fiscal 2005 increased by $105.3 million, or 21.7%, to $591.4 million, compared to $486.1 million during fiscal 2004. Contributing to the increase in SG&A expenses during fiscal 2005 was the inclusion of the Babtie Group for the entire year. The Babtie Group contributed approximately $89.6 million of SG&A expenses during fiscal 2005, versus approximately $13.5 million of SG&A expenses during fiscal 2004. The balance of the increase was due primarily to the effects of foreign currency translation, and higher spending in support of our professional technical services activities.

Operating profit for fiscal 2005 increased by $36.3 million, or 20.4%, to $214.9 million, compared to $178.6 million during fiscal 2004. The increase in operating profit during fiscal 2005 as compared to fiscal 2004 was due to the overall increase in business activity. As a percentage of revenues, operating profit was 3.8% for fiscal 2005 compared to 3.9% for fiscal 2004. In spite of the significant increase in pass-through costs, the Company was able to maintain its level of operating profit by limiting the increase in SG&A expenses.

Interest income increased by $1.3 million to $4.3 million during fiscal 2005, compared to $3.1 million of interest income during fiscal 2004. The increase in interest income was due primarily to higher cash balances on deposit during fiscal 2005 as compared to fiscal 2004. Interest expense increased by $2.9 million to $6.5 million during fiscal 2005, compared to $3.6 million of interest expense during fiscal 2004. The increase in interest expense reflects the effects of the debt incurred in connection with the acquisition of the Babtie Group being outstanding for all of fiscal 2005, versus only a portion of fiscal 2004.

We recorded income tax expense of $77.9 million during fiscal 2005, compared to $63.1 million during fiscal 2004. Our overall effective tax rate was 37.2% for fiscal 2005 and 35.3% for fiscal 2004. The overall effective tax rates in 2005 and 2004 were impacted by certain stock based compensation expense amounts relating to the Company’s employee stock purchase plans where no tax benefit was available to the Company. Also affecting the increase in our overall tax rate during fiscal 2005 as compared to fiscal 2004 was the effects of the non-deductibility for tax purposes of the amortization of intangible assets we acquired in connection with the Babtie Group, combined with a shift in earnings among our non-U.S. operations.

Contractual Obligations

The following table sets forth certain information about our contractual obligations as of September 30, 2006 (in thousands):

		Payments Due by Fiscal Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Bank debt	$92,147	$14,474	$—	$77,673	$—
Operating leases (a)	430,114	89,617	143,718	87,741	109,038
Obligations under defined benefit pension plans (b)	193,964	32,700	69,377	75,037	16,850
Obligations under nonqualified deferred compensation plans (c)	64,563	6,174	13,099	14,168	31,122
Purchase obligations (d)	767,788	767,788	—	—	—

Total	$1,548,576	$910,753	$226,194	$254,619	$157,010

(a)	Assumes the Company will make end of lease term residual value guarantee payments (included in the “more than 5 years” column) with respect to the lease of two office buildings in Houston, Texas.

(b)	Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2007, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of September 30, 2006. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(c)	Assumes that future payments will be consistent with amounts paid in fiscal 2006, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of September 30, 2006.

(d)	Represents those liabilities estimated to be under firm contractual commitments as of September 30, 2006.

Backlog

The following table summarizes our backlog at September 30, 2006, 2005, and 2004 (in millions):

	2006	2005	2004
Technical professional services	$5,153.4	$4,329.0	$3,989.0
Field services	4,624.3	4,314.0	3,463.5

Total	$9,777.7	$8,643.0	$7,452.5

Because the entire value of contracts is added to backlog as soon as the contracts are awarded to us (rather than adding the contracts to backlog gradually over time), and many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. Our backlog at September 30, 2006 increased by $1.1 billion, or 13.1%, to $9.8 billion from $8.6 billion at September 30, 2005. The increase in backlog during fiscal 2006 was attributable primarily to new awards from clients operating within the oil & gas and the chemical and polymer industry groups and markets.

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

Total backlog at September 30, 2006 included approximately $2.2 billion, or 22.3% of total backlog, relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies. This compares to approximately $2.2 billion, or 25.3% of total backlog, and $2.3 billion, or 30.2% of total backlog, of U.S. federal backlog at September 30, 2005 and 2004, respectively. Most of our federal contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).

Subject to the factors discussed in Item 1A—Risk Factors, above, we estimate that approximately $6.4 billion, or 65.1% of total backlog at September 30, 2006 will be realized as revenues within the next fiscal year.

Effects of Inflation

Refer to Item 1A—Risk Factors, above.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. At September 30, 2006, our principal source of liquidity consisted of $434.1 million of cash and cash equivalents, and $212.3 million of available capacity under our $290.0 million unsecured, revolving credit facility discussed below.

During fiscal 2006, our cash and cash equivalents increased by $194.2 million, to $434.1 million. This compares to an increase in cash and cash equivalents of $139.8 million during fiscal 2005, and a decrease of $26.1 million during fiscal 2004. During fiscal 2006, we experienced net cash inflows from operating activities and financing activities of $223.5 million and $48.3 million, respectively. These inflows were offset in part by net cash outflows from investing activities and the effect of exchange rate changes of $67.6 million and $10.1 million, respectively.

Our operations provided net cash of $223.5 million during fiscal 2006. This compares to net cash inflows of $150.3 million and $86.8 million during fiscal 2005 and 2004, respectively. The $73.2 million increase in cash provided by operations in fiscal 2006 as compared to fiscal 2005 was due primarily to a $65.3 million increase in net earnings, a $10.4 million increase relating to the timing of cash receipts and payments within our working capital accounts, a $7.5 million change in deferred income taxes, and an increase of $1.9 million in depreciation and amortization of property, equipment and improvements

(a non-cash expense). These increases in cash flows from operations were offset in part by a decrease in certain non-cash items including a $10.7 million decrease in stock-based compensation and a $0.8 million change in the excess tax benefits relating to stock based compensation.

We used $67.6 million of cash and cash equivalents for investing activities during fiscal 2006; virtually unchanged from the $68.3 million of cash and cash equivalents used last year. Although $27.1 million less cash was used during fiscal 2006 relating to miscellaneous, non-current assets as compared to last year, this reduction was almost entirely off-set by a $10.1 million increase in purchases of property and equipment and an $11.0 million increase in cash used to acquire businesses. We used $203.1 million of cash and cash equivalents for investing activities during fiscal 2004; approximately $135 million more than the amount used during either fiscal 2006 or 2005. The higher amount of cash and cash equivalents used for investing activities during fiscal 2004 was due primarily to cash used in connection with the acquisition of the Babtie Group.

Our financing activities resulted in net cash inflows of $48.3 million during fiscal 2006. This compares to net cash inflows of $60.7 million and $92.3 million during fiscal 2005 and 2004, respectively. The $12.4 million decrease in cash flows from financing activities during fiscal 2006 as compared to fiscal 2005 was due primarily to a $29.9 million increase in repayments, net of borrowings, under our long-term credit facilities, combined with a $7.7 million decrease in proceeds from issuances of common stock through our stock option and stock purchase plans. This reduction in cash inflows was partially offset by changes in other deferred liability accounts of $21.9 million (relating primarily to accrued pension liabilities) and an increase in short term borrowings, net of repayments, of $2.5 million.

We believe we have adequate liquidity and capital resources to fund our operations and service our debt for the foreseeable future. We had $434.1 million in cash and cash equivalents at September 30, 2006, compared to $239.8 million at September 30, 2005. Our consolidated working capital position at September 30, 2006 was $776.8 million, compared to $552.3 million at September 30, 2005. We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity, under which only $77.7 million was utilized at September 30, 2006 in the form of direct borrowings. We believe that the capacity, terms and conditions of our long-term revolving credit facility is adequate for our working capital and general business requirements. We also had, at September 30, 2006, $36.0 million of borrowing capacity available to us through committed, short-term credit facilities.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on an entity’s tax return. FIN 48 also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008 for the Company). We are currently evaluating whether FIN 48 will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158—Employers’ Accounting for Defined Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132R. SFAS 158 requires companies to (i) recognize the funded statuses of their single-employer, defined benefit postretirement plans as assets or liabilities in their balance sheets; (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses that arise during the period being reported but are not recognized as a component of periodic benefit cost under existing accounting rules; and

(iii) measure defined benefit pension plan assets and obligations as of the date of the sponsor’s balance sheet. We are required to initially recognize the funded statuses of our defined benefit postretirement plans and to provide the required disclosures as of the end of our first fiscal year ending after December 15, 2006 (i.e., September 30, 2007). The provisions SFAS 158 relating to the change in measurement date of the assets and obligations of our defined benefit pension plans is effective for fiscal years ending after December 15, 2008 (i.e., September 30, 2009 for us). We are currently evaluating whether SFAS 158 will have a material effect on our consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only source for long-term credit is a $290.0 million syndicated revolving credit facility. The total amount outstanding under this facility at September 30, 2006 was $77.7 million. This agreement expires in December 2010, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the company can use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk.

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

We believe our exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because, in general, our various operations invoice customers and satisfy their financial obligations in their respective local currencies. In situations where our operations incur contract costs in currencies other than their own functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs, or when appropriate, enter into foreign currency hedges to limit our exposure to fluctuations in foreign currency exchange rates. At September 30, 2006, the Company had €11 million (approximately $14.0 million) of forward contracts outstanding relating to such contract revenues.

Concurrent with the acquisition of the Babtie Group, we entered into a forward contract with a large, U.S. bank in the notional amount of £39.9 million (then, approximately $73.4 million). The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Based on the terms of the contract, we believe the effect of the loan on future earnings at September 30, 2006 should be limited to $3.4 million of expense. In addition, we entered into a floating-to-fixed interest rate swap agreement with another U.S. bank which fixes the effective rate of interest on certain bank debt incurred in connection with the acquisition of the Babtie Group. At September 30, 2006, the notional amount of this hedge was £20.1 million (approximately $37.7 million). This instrument allows us to receive a floating rate payment tied to the 3-month LIBOR plus a spread from the counterparty, in exchange for a fixed-rate payment from us. Both of the aforementioned contracts qualify as cash flow hedges under the provisions SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K and is incorporate herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2006, the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date based on the framework established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the internal controls of the Company over its financial reporting as of the Evaluation Date were effective.

Changes in Internal Control.

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of the Company’s control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Reports of Others.

Ernst & Young LLP (“Ernst & Young”) is the Company’s independent registered public accounting firm. Ernst & Young has audited the consolidated financial statements of the Company as of September 30, 2006 and 2005 and for each of the three years in the period ended September 30, 2006, as well as management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of internal control over financial reporting as of September 30, 2006. Ernst & Young has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth below following the Company’s Consolidated Financial Statements. Ernst & Young conducted its audits in accordance with the standards of the Public Company Accounting Oversight Board (United States), and its reports have been included in this annual report.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Paragraph (a), and Paragraphs (c) through (j) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of Item 401 to the extent the required information pertains to our executive officers, which is set forth below) is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Executive Officers of the Registrant

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Noel G. Watson	70	Chairman of the Board	1965
Craig L. Martin	57	President, Chief Executive Officer and Director	1994
Thomas R. Hammond	55	Executive Vice President, Operations	1975
George A. Kunberger, Jr.	54	Executive Vice President, Operations	1979
John W. Prosser, Jr.	61	Executive Vice President, Finance and Administration and Treasurer	1974
Walter C. Barber	65	Group Vice President	1999
Warren M. Dean	62	Group Vice President	1994
Arlan C. Emmert	61	Group Vice President	1985
Peter M. Evans	61	Group Vice President	2001
Michael J. Higgins	62	Group Vice President	1994
Andrew F. Kremer	49	Group Vice President	1998
Gregory J. Landry	58	Group Vice President	1984
William G. Mitchell	62	Group Vice President	2004
Laurence R. Sadoff	59	Group Vice President	1993
Rogers F. Starr	63	President, Jacobs Technology, Inc.	1999
Philip J. Stassi	51	Group Vice President	1977
Allyn B. Taylor	58	Group Vice President	1993
James W. Thiesing	62	Group Vice President	1992
Robert M. Clement	58	Senior Vice President, Global Sales	1990
Martin G. Duvivier	54	Senior Vice President	2000
William C. Markley, III	61	Senior Vice President, General Counsel and Secretary	1981
John McLachlan	60	Senior Vice President, Acquisitions and Strategy	1974
Robert G. Norfleet	43	Senior Vice President, Quality and Safety	1999
Patricia H. Summers	49	Senior Vice President, Global Human Resources	2004
Nazim G. Thawerbhoy	59	Senior Vice President and Controller	1979
Mark S. Williams	48	Senior Vice President, Information Technology	1999

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Mr. Mitchell, and Ms. Summers, have served in executive and senior management capacities with the Company for more than five years.

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

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year. Other information required by this Item is submitted in a separate section of this Form 10-K. See Item 5., above.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	The Company’s Consolidated Financial Statements at September 30, 2006 and 2005 and for each of the three years in the period ended September 30, 2006 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

(2)	Financial statement schedules—no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)	See Exhibits and Index to Exhibits, below.

(b)	Exhibits and Index to Exhibits:

2.1	Recommended offer for Babtie Group Limited by a Wholly-Owned Subsidiary of Jacobs Engineering Group Inc.; and Agreement for the Sale and Purchase of Certain Shares in Babtie Group Limited. Filed as Exhibit 2.2 to the Registrants Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant, as amended. Filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

3.2	Bylaws of the Registrant. Filed as Exhibit 5.03 to the Registrant’s Current Report on Form 8-K dated November 1, 2004 and incorporated herein by reference.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 8.04 of Article VIII of Exhibit 3.2.

4.3	Amended and Restated Rights Agreement, amended and restated as of December 20, 2000 by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. Filed as Exhibit 1 to Registrant’s Form 8-A/A filed on December 22, 2000 and incorporated herein by reference.

†10.1	The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers.

†10.2	The Executive Security Program of Jacobs Engineering Group Inc.

†10.3	Jacobs Engineering Group Inc. 1991 Executive Deferral Plan, effective June 1, 1991.

†10.4	Jacobs Engineering Group Inc. 1993 Executive Deferral Plan, effective December 1, 1993.

10.5	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.7 to the Registrant’s Annul Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

†10.6	The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated.

10.7	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on August 7, 2001, and incorporated herein by reference.

10.8	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors. Filed as Exhibit 10.8 to the Registrant’s Annul Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

10.9	Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated August 1, 2000. Filed as Exhibit 10.11 to the Company’s Annul Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

10.10	Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 4.4 to the Registration Statement on Form S-8 filed by the Registrant on March 18, 2006, and incorporated herein by reference.

10.11	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan. Filed as Exhibit II to the Registrant’s Annual Notice and Proxy Statement dated January 3, 2000 and incorporated herein by reference.

†10.12	Credit Agreement dated as of December 15, 2005 among Jacobs Engineering Group Inc. and certain of its subsidiaries (as “Borrowers”), and the Bank of Nova Scotia, Wachovia Bank N.A., BNP Paribas., Bank of America, N.A. (as “Administrative Agent”), and other lender parties, and Banc of America Securities LLC (as “Sole Lead Arranger”).

10.13	Assignment Letter Agreement dated February 16, 2005 between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 99.1 to the Registrant’s current report on Form 8-K dated February 22, 2005

11.	Statement of computation of net income per outstanding share of common stock is incorporated by reference from the Company’s Consolidated Financial Statements and notes thereto (see Item 15(a)(1), above).

14.	Jacobs Engineering Group Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Filed as Exhibit 14 to the Registrant’s Annul Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Being filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

Dated: December 7, 2006	By:	/s/ CRAIG L. MARTIN
Craig L. Martin President, Chief Executive Officer, Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CRAIG L. MARTIN Craig L. Martin	President, Chief Executive Officer and Director	December 7, 2006

/s/ NOEL G. WATSON Noel G. Watson	Chairman of the Board	December 7, 2006

/s/ JOSEPH R. BRONSON Joseph R. Bronson	Director	December 7, 2006

Robert C. Davidson, Jr.	Director

/s/ EDWARD V. FRITZKY Edward V. Fritzky	Director	December 7, 2006

/s/ ROBERT B. GWYN Robert B. Gwyn	Director	December 7, 2006

/s/ LINDA K. JACOBS Linda K. Jacobs	Director	December 7, 2006

/s/ DALE R. LAURANCE Dale R. Laurance	Director	December 7, 2006

/s/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director	December 7, 2006

/s/ BENJAMIN F. MONTOYA Benjamin F. Montoya	Director	December 7, 2006

SIGNATURES—Continued

Signature	Title	Date

/s/ THOMAS M.T. NILES Thomas M.T. Niles	Director	December 7, 2006

/s/ DAVID M. PETRONE David M. Petrone	Director	December 7, 2006

/s/ JOHN W. PROSSER, JR. John W. Prosser, Jr.	Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	December 7, 2006

/s/ NAZIM G. THAWERBHOY Nazim G. Thawerbhoy	Senior Vice President and Controller (Principal Accounting Officer)	December 7, 2006

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 30, 2006

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and 2005

(In thousands, except share information)

	2006	2005(a)
ASSETS
Current Assets:
Cash and cash equivalents	$434,067	$239,849
Receivables	1,304,262	1,029,923
Deferred income taxes	46,727	46,147
Prepaid expenses and other	32,905	21,512

Total current assets	1,817,961	1,337,431

Property, Equipment and Improvements, Net	171,276	154,971

Other Noncurrent Assets:
Goodwill	554,986	547,909
Miscellaneous	309,661	338,548

Total other noncurrent assets	864,647	886,457

	$2,853,884	$2,378,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$14,474	$6,351
Accounts payable	397,007	257,013
Accrued liabilities	495,700	407,771
Billings in excess of costs	112,260	109,978
Income taxes payable	21,754	3,982

Total current liabilities	1,041,195	785,095

Long-term Debt	77,673	89,632

Other Deferred Liabilities	304,531	331,797

Minority Interests	7,271	6,555

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—100,000,000 shares; issued and outstanding—58,995,813 shares and 58,129,997 shares, respectively	58,996	58,130
Additional paid-in capital	417,905	354,935
Retained earnings	1,023,968	850,065
Accumulated other comprehensive loss	(77,655)	(97,350)

Total stockholders’ equity	1,423,214	1,165,780

	$2,853,884	$2,378,859

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R using the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended September 30, 2006, 2005 and 2004

(In thousands, except per share information)

	2006	2005(a)	2004(a)
Revenues	$7,421,270	$5,635,001	$4,594,235
Costs and Expenses:
Direct costs of contracts	(6,487,022)	(4,828,697)	(3,929,560)
Selling, general and administrative expenses	(632,692)	(591,413)	(486,123)

Operating Profit	301,556	214,891	178,552

Other (Expense) Income:
Interest income	15,209	4,349	3,065
Interest expense	(7,496)	(6,471)	(3,565)
Miscellaneous income (expense), net	(3,982)	(3,293)	658

Total other income (expense), net	3,731	(5,415)	158

Earnings Before Taxes	305,287	209,476	178,710
Income Tax Expense	(108,404)	(77,868)	(63,136)

Net Earnings	$196,883	$131,608	$115,574

Net Earnings Per Share:
Basic	$3.38	$2.31	$2.06
Diluted	$3.27	$2.24	$2.01

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended September 30, 2006, 2005 and 2004

(In thousands)

	2006	2005(a)	2004(a)
Net Earnings	$196,883	$131,608	$115,574

Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(4,811)	(1,626)	(1,688)
Minimum pension liability adjustments	32,789	(68,606)	9,852
Gains (losses) on cash flow hedges	3,172	(3,453)	(683)
Unrealized losses on securities, net of reclassification adjustment	—	—	(207)

Other Comprehensive Income (Loss) Before Income Taxes	31,150	(73,685)	7,274
Income Tax Benefit (Expense) Relating to Other Comprehensive Income (Loss)	(11,455)	20,277	(2,898)

Other Comprehensive Income (Loss)	19,695	(53,408)	4,376

Total Comprehensive Income	$216,578	$78,200	$119,950

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R using the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2006, 2005 and 2004

(In thousands)

	2006	2005(a)	2004(a)
Common Stock:
Balance at the beginning of the year	$58,130	$56,699	$55,836
Issuances under stock purchase and stock option plans, net	961	1,576	858
Repurchases under stock plans	(198)	(249)	(24)
Issuances of restricted stock, net of forfeitures	103	104	29

Balance at the end of the year	58,996	58,130	56,699

Additional Paid-in Capital:
Balance at the beginning of the year	354,935	272,619	223,849
Issuances of common stock under stock purchase and stock option plans, net	40,435	60,364	29,525
Stock option and incentive plans, net	20,241	21,775	18,590
Repurchases of common stock under stock plans	(1,833)	(1,170)	(117)
Issuances of restricted stock, net of forfeitures	4,127	1,347	772

Balance at the end of the year	417,905	354,935	272,619

Retained Earnings:
Balance at the beginning of the year	850,065	742,426	628,302
Net earnings	196,883	131,608	115,574
Repurchases of common stock under stock plans	(22,980)	(23,969)	(1,450)

Balance at the end of the year	1,023,968	850,065	742,426

Accumulated Other Comprehensive (Loss) Income:
Balance at the beginning of the year	(97,350)	(43,942)	(48,318)
Foreign currency translation adjustments	(4,811)	(1,626)	(1,688)
Minimum pension liability adjustment	22,426	(49,494)	6,632
Other, net	2,080	(2,288)	(568)

Balance at the end of the year	(77,655)	(97,350)	(43,942)

Total Stockholders’ Equity	$1,423,214	$1,165,780	$1,027,802

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R using the modified retrospective application method of adoption.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2006, 2005 and 2004

(In thousands)

	2006	2005(a)	2004(a)
Cash Flows from Operating Activities:
Net earnings	$196,883	$131,608	$115,574
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	40,598	38,721	33,022
Intangible assets	7,664	7,636	1,132
Stock based compensation	17,156	27,849	20,477
Excess tax benefits from stock based compensation	(12,783)	(11,934)	(1,311)
Net losses (gains) on sales of assets	141	261	(10,932)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	(245,031)	(127,769)	(43,289)
Prepaid expenses and other current assets	(10,492)	205	(9,732)
Accounts payable	128,922	67,276	(13,098)
Accrued liabilities	75,325	2,534	20,957
Billings in excess of costs	(1,815)	6,681	(10,843)
Income taxes payable	25,759	13,384	862
Deferred income taxes	(223)	(7,767)	(16,456)
Other, net	1,427	1,610	447

Net cash provided by operating activities	223,531	150,295	86,810

Cash Flows from Investing Activities:
Additions to property and equipment	(53,980)	(43,902)	(37,110)
Disposals of property and equipment	1,302	1,354	7,815
Net increase in miscellaneous, non-current assets	(221)	(27,346)	(9,562)
Purchases of investments, net	(3,714)	1,564	(451)
Acquisition of businesses, net of cash acquired	(10,955)	—	(163,752)

Net cash used for investing activities	(67,568)	(68,330)	(203,060)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	68,709	64,700	278,637
Repayments of long-term borrowings	(86,779)	(52,840)	(220,374)
Net change in short-term borrowings	7,948	5,439	(3,121)
Proceeds from issuances of common stock	29,388	37,059	27,661
Excess tax benefits from stock based compensation	12,783	11,934	1,311
Other, net	16,270	(5,596)	8,190

Net cash provided by (used for) financing activities	48,319	60,696	92,304

Effect of Exchange Rate Changes	(10,064)	(2,887)	(2,134)

Increase (Decrease) in Cash and Cash Equivalents	194,218	139,774	(26,080)
Cash and Cash Equivalents at Beginning of Period	239,849	100,075	126,155

Cash and Cash Equivalents at End of Period	$434,067	$239,849	$100,075

(a)	Adjusted to include the effects of stock-based compensation in accordance with SFAS 123R using the modified retrospective application method of adoption. Additionally, certain fiscal 2004 and 2005 amounts have been reclassified to conform to the fiscal 2006 presentation.

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation

Description of Business

Our principal business is to provide a broad range of technical, professional, and construction services. Such services include engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and process, scientific, and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, Asia, Scandinavia, and Australia. We provide our services under cost-reimbursable, cost-reimbursable with a guaranteed maximum price, and fixed-price contracts. The percentage of revenues realized from each of these types of contracts for each fiscal year ended September 30 was as follows:

	2006	2005	2004
Cost-reimbursable	90%	85%	83%
Fixed-price	9	13	15
Guaranteed maximum price	1	2	2

Basis of Presentation

The Consolidated Financial Statements include the accounts of the parent company, Jacobs Engineering Group Inc., and its subsidiaries. As used herein, references to the “Company”, “we”, “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries, and references to “Jacobs” relate to the parent company only. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the fiscal 2004 Consolidated Statements of Comprehensive Income have been reclassified to conform to the fiscal 2006 form of presentation.

2.    Significant Accounting Policies

Revenue Accounting for Contracts and Use of Joint Ventures

In accounting for long-term engineering and construction-type contracts, we follow the provisions of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

Certain cost-reimbursable contracts include incentive-fee arrangements. Such fees can be based on the achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues recognized from the project. We recognize incentive fees based on expected results using the percentage-of-completion basis. As the contract progresses and more information becomes available, the estimate of the anticipated incentive fee that will be earned will be revised, if necessary. We bill incentive fees based on the terms and conditions of the individual contracts. In certain situations we are allowed to bill a portion of the incentive fees over the performance period of the contract. In other situations, we are allowed to bill incentive fees only after the target criterion has been achieved. Incentive fees which have been recognized but not billed are included in receivables as unbilled in the accompanying Consolidated Balance Sheets.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain cost-reimbursable contracts with government customers as well as certain commercial clients provide that contract costs are subject to audit and adjustment. In this situation, revenues are recorded at the time services are performed based upon the amounts we expect to realize upon completion of the contracts. Revenues are not recognized for non-recoverable costs. In those situations where an audit indicates that we may have billed a client for costs not allowable under the terms of the contract, we estimate the amount of such nonbillable costs and adjust our revenues accordingly.

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

In accordance with the provisions of FASB Interpretation No. 46R—Consolidation of Variable Interest Entities (“FIN 46”), we have analyzed our joint ventures and have classified them into two groups: the first group consists of those variable interest entities (“VIEs”) of which we are the primary beneficiary of the VIEs’ expected residual returns or losses; the second group consists of those VIEs of which we are not the primary beneficiary of the VIEs’ expected residual returns or losses. In accordance with FIN 46, we apply the consolidation method of accounting for our investment in material VIEs of which we are the primary beneficiary.

At September 30, 2006, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $90.9 million and $77.2 million, respectively, as compared to total assets of $94.4 million and total liabilities of $79.9 million at September 30, 2005. At September 30, 2006, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $94.8 million and $95.1 million, respectively, as compared to total assets of $105.4 million and total liabilities of $103.9 million at September 30, 2005.

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during fiscal 2006, 2005, and 2004, totaled approximately $2.7 billion, $1.5 billion, and $1.2 billion, respectively.

Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 30, 2006 and 2005 consisted primarily of money market mutual funds.

Receivables and Billings in Excess of Costs

Included in “Receivables” in the accompanying Consolidated Balance Sheets at September 30, 2006 and 2005 were $623.3 million and $518.6 million, respectively, of unbilled receivables. Unbilled receivables represent costs and amounts earned and reimbursable under contracts in progress as of the date of our balance sheet. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at September 30, 2006 and 2005 were contract retentions totaling $34.0 million and $36.4 million, respectively. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months. Also included in receivables at September 30, 2006 and 2005 are allowances for doubtful accounts totaling $8.0 million and $7.4 million, respectively.

“Billings in excess of costs” represent cash collected from clients on contracts in advance of revenues earned thereon as well as advanced billings to clients in excess of costs and earnings on uncompleted contracts. We anticipate that substantially all such amounts will be earned over the next twelve months.

Amounts due from the U.S. federal government included in “Receivables” in the accompanying Consolidated Balance Sheets totaled $159.0 million and $194.8 million at September 30, 2006 and 2005, respectively.

As discussed above, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $42.0 million and $42.6 million at September 30, 2006 and 2005, respectively, of which $33.1 million and $31.3 million, respectively, relate to one claim on a waste incineration project performed in Europe (due to the timing of when the claim may be settled, this claim is included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets). The dispute involves proper waste feed, content of residues, final acceptance of, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $50.8 million) in damages. The client has filed a counterclaim against us, which we believe is without merit.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill and the cost of intangible assets with indefinite lives are not amortized, but are instead evaluated annually for possible impairment. In conducting the impairment test, we may apply, in accordance with the provisions of SFAS 142—Goodwill and Other Intangible Assets, various valuation techniques to estimate the fair values of our reporting units. The resulting fair values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. The cost of intangible assets with determinable lives is amortized ratably over the useful lives of the related assets. When events or circumstances or changes in our operations occur that could indicate that the value of our intangible assets may be impaired, we would conduct an evaluation of the recoverability of the carrying value of our intangible assets with determinable lives to determine whether an adjustment should be made to the carrying value of such assets or their remaining useful lives, or both. We did not recognize any goodwill or intangible asset impairment charge in fiscal 2006, 2005 or 2004.

Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with SFAS No. 128—Earnings per Share. Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS gives effect to all dilutive securities that were outstanding during the period. Our dilutive securities consist of nonqualified stock options and restricted stock.

Share-Based Payment

On December 16, 2004, SFAS No. 123R—Share-Based Payment was issued. SFAS 123R is a revision of SFAS 123—Stock-Based Compensation and supersedes APB 25—Accounting for Stock Issued to Employees. SFAS 123R requires that we measure the value of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award.

We adopted SFAS 123R effective October 1, 2005 under the modified retrospective application method. Accordingly, we have adjusted our prior financial statements to include the amounts we reported previously in the pro forma disclosures made under SFAS 123.

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	30.48%	30.46%	30.92%
Risk-free interest rate	5.21%	3.80%	4.35%
Expected life of options (in years)	4.75	6.50	7.65

With respect to the issuance of restricted stock, the cost of unearned compensation equivalent to the fair value of the stock issued on the date of award is amortized against earnings over the periods during which the restrictions lapse. The adoption of SFAS 123R had no material effect on our method of accounting for restricted stock awards. Total pre-tax compensation cost relating to restricted stock awards included in the accompanying Consolidated Statements of Earnings for the fiscal years ended 2006, 2005, and 2004 was $2.1 million, $1.2 million, and $0.8 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative effect of the adoption of SFAS 123R at September 30, 2005 caused the recognition of a long-term deferred tax asset (included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheets) of $25.1 million, and a $25.1 million increase in stockholders’ equity.

Concentrations of Credit Risk

Our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, Canada, and Asia. In the normal course of business, and consistent with industry practices, we grant credit to our clients without requiring collateral. Concentrations of credit risk is the risk that, if we extend a significant amount of credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government and multi-national corporations operating in a broad range of industries and geographic areas. Additionally, in order to mitigate credit risk, we continually evaluate the credit worthiness of our major commercial clients.

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

Accounting for Stock Issued to Employees and Others—As discussed above, we use the Black-Scholes option-pricing model to compute the fair value of stock options we grant to employees and others. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Like all option-pricing models, the Black-Scholes model requires the use of highly subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause drastically different fair values to be assigned to our stock option awards. Additionally, the effects of SFAS 123R on our current consolidated financial statements may not be representative of the effects on our future consolidated financial statements because option awards tend to vest over several years and additional awards of stock options may be made in the future.

Accounting for Pensions—In accounting for pensions, we follow the provisions of SFAS No. 87—Employers’ Accounting for Pensions. SFAS 87 requires the use of assumptions and estimates in order to calculate periodic pension cost, and the value of the plans’ assets and liabilities. These assumptions involve discount rates; investment returns; and projected salary increases, among others. We rely on qualified actuaries to assist us in valuing the financial position of the plans, and to provide advice regarding the actuarial assumptions used. Changes in the actuarial assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Income Taxes—We account for income taxes in accordance with SFAS No. 109—Accounting for Income Taxes. Judgment is required in determining our worldwide provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States.

Insurance Matters, Litigation, Claims, and Contingencies—In the normal course of business, we are subject to certain contractual guarantees and litigation. In accordance with SFAS No. 5—Accounting for Contingencies, we record in the Consolidated Balance Sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We rely on qualified actuaries to assist us in determining the level of reserves to establish for both insurance-related claims that are known and have been asserted against us as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our Consolidated Statements of Earnings.

Fair Value of Financial Instruments

The net carrying amounts of cash and cash equivalents; receivables; and notes payable approximate fair value due to the short-term nature of these instruments. Similarly, we believe the carrying value of our long-term debt also approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. Certain other assets and liabilities, such as the forward contract and an interest rate swap agreement we purchased as cash-flow hedges (discussed below), are required to be carried in our consolidated financial statements at fair value. The fair values of such instruments are determined based on market information made available to us, and were not significant at September 30, 2006 and 2005.

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

Prior to fiscal 2006, the price paid for a share of stock by employees participating in the 1989 ESPP and GESPP varied by plan, but in general could not be less than the lower of (i) 90% of the common stock’s closing market price on the first day of the option period, or (ii) 90% of the common stock’s closing market price on the last day of the option period (the “option period” was a period of time (typically six months) during which employees deferred monies from their base salaries which would be used to purchase shares under the plans). During fiscal 2005, in anticipation of the Company having to adopt SFAS 123R, certain amendments were made to both plans that limited the discount employees received. Therefore, beginning in fiscal 2006, the discount received by employees purchasing shares of common stock through these plans is limited to 5% of the per-share market value on the day shares are sold to employees.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP during each fiscal year ended September 30:

	2006	2005	2004
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$20,685,889	$26,533,461	$22,123,243
Under the GESPP	2,307,140	3,028,806	2,085,819

Total	$22,993,029	$29,562,267	$24,209,062

Aggregate Number of Shares Sold:
Under the 1989 ESPP	277,026	621,160	593,216
Under the GESPP	31,127	67,096	55,103

Total	308,153	688,256	648,319

At September 30, 2006, there were 586,907 shares reserved for issuance under the 1989 ESPP, and there were 371,361 shares reserved for issuance under the GESPP.

Stock Option Plans

We sponsor two, continuing, shareholder-approved stock option plans: the 1999 Stock Incentive Plan (the “1999 SIP”) and the 1999 Outside Director Stock Plan (the “1999 OSDP”). The 1999 SIP provides for the issuance of incentive stock options, nonqualified stock options and restricted stock to employees. The 1999 OSDP provides for awards of stock and restricted stock, and grants of nonqualified stock options to our outside (i.e., nonemployee) directors. The 1999 SIP and the 1999 OSDP (together, the “1999 Plans”) replaced our 1981 Executive Incentive Plan (the “1981 Plan”). The following table sets forth certain information about the 1999 Plans:

	1999 SIP	1999 OSDP	Total
Number of shares authorized	7,600,000	400,000	8,000,000
Number of remaining shares reserved for issuance at September 30, 2006	5,867,167	324,250	6,191,417
Number of shares relating to outstanding stock options at September 30, 2006	4,367,926	139,750	4,507,676
Number of shares available for future awards:
At September 30, 2006	1,499,241	184,500	1,683,741
At September 30, 2005	2,288,681	219,500	2,508,181

The number of shares of common stock that may be awarded under the 1999 SIP in the form of restricted stock is limited to 1,560,000 shares, and shares of restricted stock that are subsequently forfeited become available again for issuance as restricted stock. At September 30, 2006, there was a total of 1,275,720 shares of common stock that remained available for issuance in the form of restricted stock under the 1999 SIP.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity under the 1999 Stock Option Plans and the 1981 Plan for each fiscal year ended September 30:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2003	5,073,613	$25.64
Granted	996,000	$44.55
Exercised	(227,575)	$18.03
Cancelled or expired	(16,875)	$30.60

Outstanding at September 30, 2004	5,825,163	$29.16
Granted	499,550	$52.61
Exercised	(1,159,055)	$18.08
Cancelled or expired	(71,256)	$39.95

Outstanding at September 30, 2005	5,094,402	$33.83
Granted	776,100	$81.84
Exercised	(811,193)	$27.38
Cancelled or expired	(24,340)	$42.29

Outstanding at September 30, 2006	5,034,969	$42.22

Options outstanding at September 30, 2006 consisted entirely of nonqualified stock options. Included in the number of options outstanding at September 30, 2006 were options to purchase 527,293 shares of common stock granted under the 1981 Plan. Certain other information regarding our stock option plans follows:

	2006	2005	2004
At September 30:
Range of exercise prices for options outstanding	$10.26–$87.11	$10.20–$53.90	$9.79–$47.15
Number of options exercisable	3,414,319	3,478,120	3,634,288
For the fiscal year ended September 30:
Range of prices relating to options exercised	$10.20–$53.90	$9.79–$46.69	$9.79–$39.92
Estimated weighted average fair values of options granted	$27.92	$20.93	$20.38

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information regarding options outstanding, and options exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$10.26–$16.72	703,793	2.8	$15.50	703,793	$15.50
$17.93–$23.30	345,910	3.1	$18.64	345,910	$18.64
$26.58–$34.78	766,216	5.0	$31.52	763,091	$31.53
$34.89–$43.50	1,350,693	6.0	$39.68	1,073,901	$39.58
$43.59–$52.20	667,369	5.0	$46.59	420,108	$46.57
$53.59–$53.90	425,188	5.9	$53.88	107,516	$53.88
$70.92–$75.46	320,800	6.7	$74.65	—	$—
$84.19–$87.11	455,000	6.7	$86.91	—	$—

	5,034,969	5.2	$42.22	3,414,319	$32.01

Our stock option plans allow participants to satisfy the exercise price by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity.

At September 30, 2006, the amount of compensation cost relating to nonvested awards not yet recognized in the financial statements is approximately $33.0 million. The majority of the unrecognized compensation costs will be recognized by the third quarter of fiscal 2008.

During the fiscal 2006, 2005, and 2004, we issued 77,480, 104,550, and 29,000 shares, respectively, of restricted stock under our stock options plans. The restrictions generally relate to the recipient’s ability to sell or otherwise transfer the stock. There are also restrictions that subject the stock to forfeiture back to us until earned by the recipient through continued employment or service.

4.    Earnings Per Share

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for each fiscal year ended September 30 (in thousands):

	2006	2005	2004
Weighted average shares outstanding (denominator used to compute Basic EPS)	58,324	57,046	56,134
Effect of stock options and restricted shares	1,863	1,644	1,299

Denominator used to compute Diluted EPS	60,187	58,690	57,433

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Property, Equipment and Improvements, Net

The following table presents the components of our property, equipment and improvements at September 30, 2006 and 2005 (in thousands):

	2006	2005
Land	$9,322	$8,775
Buildings	65,936	67,729
Equipment	293,953	257,491
Leasehold improvements	59,159	44,042
Construction in progress	11,020	7,909

	439,390	385,946
Accumulated depreciation and amortization	(268,114)	(230,975)

	$171,276	$154,971

Operating expenses include provisions for depreciation and amortization of $40.6 million, $38.7 million, and $33.0 million for fiscal 2006, 2005, and 2004, respectively.

6.    Borrowings

Short-Term Credit Arrangements

At September 30, 2006, we had approximately $36.0 million available through multiple, committed bank lines of credit, under which we may borrow on an overdraft or short-term basis. Interest under these lines is determined at the time of borrowing based on the banks’ prime or base rates, rates paid on certificates of deposit, the banks’ actual costs of funds or other variable rates. Most of the agreements require the payment of a fee based on the amount of the facility. Some of the agreements require us to be in compliance with the covenants, terms and conditions contained in our long-term, revolving credit facility (discussed below). Other agreements require us to maintain certain minimum levels of working capital and net worth.

The following table presents certain information regarding our lines of credit, both committed and uncommitted, for each fiscal year ended September 30 (dollars in thousands):

	2006	2005	2004
Amount outstanding at year end	$14,474	$6,351	$1,257
Weighted average interest rate at year end	4.96%	1.85%	5.25%
Weighted average borrowings outstanding during the year	$10,471	$10,194	$5,261
Weighted average interest rate during the year	2.85%	2.26%	3.61%
Maximum amount outstanding during the year	$14,474	$13,528	$11,268

Long-term Debt and Credit Arrangements

Amounts shown as “Long-term Debt” in the accompanying Consolidated Balance Sheets represent borrowings under our $290.0 million, long-term, revolving credit facility. The facility expires in December 2010, and provides for unsecured borrowings by banks (a syndicate consisting of U.S., Canadian, and European banks) at either fixed rates offered by the banks at the time of borrowing on loans not greater than 12 months, or at variable rates based on the agent bank’s base rate, LIBOR or the latest federal funds rate. The agreement contains certain negative covenants relating to the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s “consolidated net worth”, and a “leverage ratio” based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization (all as defined in the agreement). The agreement requires us to pay a facility fee based on the total amount of the commitments. During fiscal 2006 and 2005, the weighted average interest rates charged on these borrowings were 4.55% and 4.30%, respectively.

Interest payments made during fiscal 2006, 2005, and 2004, totaled $5.9 million, $5.2 million, and $2.4 million, respectively.

7.    Pension Plans

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

The following table sets forth the change in the plans’ combined net benefit obligation for each fiscal year ended September 30 (in thousands):

	2006	2005
Net benefit obligation at the beginning of the year	$709,984	$560,725
Service cost	26,313	21,268
Interest cost	37,510	34,869
Participants’ contributions	13,418	14,359
Actuarial (gains) losses	(5,714)	115,520
Benefits paid	(29,439)	(24,491)
Effect of plan amendments	(2,966)	6,219
Curtailments/Settlements	—	(3,840)
Effect of acquisitions	—	4,459
Effect of exchange rate changes	36,039	(19,104)

Net benefit obligation at the end of the year	$785,145	$709,984

The following table sets forth the change in the combined fair value of the plans’ assets for each fiscal year ended September 30 (in thousands):

	2006	2005
Fair value of plan assets at the beginning of the year	$481,142	$407,180
Actual return on plan assets	58,164	62,010
Employer contributions	51,082	33,822
Participants’ contributions	13,418	14,359
Gross benefits paid	(29,439)	(24,491)
Curtailments/Settlements	—	(2,038)
Effect of acquisitions	—	2,962
Effect of exchange rate changes	26,723	(12,662)

Fair value of plan assets at the end of the year	$601,090	$481,142

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the combined funded statuses of the plans as well as amounts recognized and not recognized in the accompanying Consolidated Balance Sheets at September 30, 2006 and 2005 (in thousands):

	2006	2005
Funded status at the end of the year	$(184,055)	$(228,842)
Unrecognized actuarial losses	105,598	166,239
Unamortized prior service cost	—	24,646
Additional minimum liability	(99,709)	(145,774)
Contributions after measurement date	7,741	29,156
Effect of exchange rate changes	2,781	(7,138)

Net amount recognized at the end of the year	$(167,644)	$(161,713)

The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 30, 2006 and 2005 (in thousands):

	2006	2005
Prepaid pension asset	$31,106	$38,510
Additional minimum liability	(99,709)	(145,774)
Accrued benefit liability	(99,041)	(54,449)

Net benefit obligation recognized at the end of the year	$(167,644)	$(161,713)

The following table presents the significant actuarial assumptions used in determining the funded statuses of the plans for each fiscal year ended September 30:

	2006	2005	2004
Weighted average discount rates	4.75% to 6.25%	4.0% to 5.5%	5.25% to 6.25%
Rates of compensation increases	3.5%	3.0% to 3.5%	2.5% to 4.5%
Expected rates of return on plan assets	5.0% to 9.0%	6.0% to 9.0%	6.0% to 9.0%

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. The range of 5.0% to 9.0% expected rate of return used in the current valuation of the funded status of the plans was determined after considering the aforementioned factors. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to avoid concentration of investment risk in any one type of asset, issuer or geography. None of our pension plans hold a material amount of Jacobs common stock. The plans’ weighted average asset allocations at June 30, 2006 and 2005 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	2006	2005
Equity securities	60%	56%
Debt securities	29%	36%
Real estate investments	4%	1%
Other	7%	7%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We anticipate our contributions into the plans for fiscal 2007 will total approximately $32.7 million. Total benefit payments expected to be paid to the participants of our pension plans for each of the next five fiscal years, and in total for the five years thereafter, are as follows (in thousands):

2007	$25,669
2008	27,472
2009	29,876
2010	31,859
2011	33,720
For the period 2012 through 2016	190,442

At September 30, 2006 and 2005, our pension plans were in a net, under-funded status by $184.1 million and $228.8 million, respectively.

The following table presents the components of net periodic pension cost recognized in the accompanying Consolidated Statements of Earnings for each fiscal year ended September 30 (in thousands):

	2006	2005	2004
Service cost	$26,313	$21,268	$7,389
Interest cost	37,510	34,868	19,775
Expected return on plan assets	(37,577)	(32,962)	(20,341)
Other	11,896	6,218	4,684

Net pension cost, before settlement charge	38,142	29,392	11,507
Settlement charge	—	(1,802)	—

Total, net periodic pension cost recognized	$38,142	$27,590	$11,507

Included in other comprehensive income for fiscal 2006, 2005, and 2004 are after-tax charges (credits) totaling ($22.4) million, $49.5 million, and ($6.6 million), respectively, adjusting the additional minimum liabilities relating to the pension plans. In general, SFAS 87 requires companies to record a liability in the amount by which a pension plan’s accumulated benefit obligation exceeds the fair value of its assets. This non-cash charge to stockholders’ equity will be reviewed next fiscal year in connection with the annual actuarial valuation of the pension plans and is subject to adjustment at that time.

Multiemployer Plans

In the United States and Canada, we contribute to various trusteed pension plans covering hourly construction employees under industry-wide agreements. We also contribute to various trusteed plans in certain countries in Europe covering both hourly and certain salaried employees. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct costs of contracts on a current basis. Information from the plans’ administrators is not available to permit us to determine our share of unfunded benefits, if any. Our contributions to these plans during fiscal 2006, 2005, and 2004 totaled $48.8 million, $38.1 million, and $39.2 million, respectively.

8.    Savings and Deferred Compensation Plans

Savings Plans

We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under section 401(k) of the United States Internal Revenue

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. Company contributions to these plans during fiscal 2006, 2005, and 2004 totaled $28.9 million, $21.5 million, and $20.4 million, respectively.

Deferred Compensation Plans

Our Executive Security Plan (“ESP”) and Executive Deferral Plans (“EDP”) are nonqualified deferred compensation programs that provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. Benefit payments under both plans are funded by a combination of contributions from participants and the Company, and most of the participants are covered by life insurance policies with the Company designated as the beneficiary. Amounts charged to expense relating to these programs for each of the three fiscal years ended September 30, 2006, 2005, and 2004 totaled $4.2 million, $3.6 million, and $4.9 million, respectively.

9.    Income Taxes

The following table presents the components of our consolidated income tax expense for each fiscal year ended September 30 (in thousands):

	2006	2005	2004
Current tax expense:
Federal	$66,332	$54,280	$44,548
State	11,555	9,386	7,692
Foreign	36,311	18,318	21,559

Total current tax expense	114,198	81,984	73,799

Deferred tax expense (benefit):
Federal	(4,707)	(14,564)	(4,236)
State	(2,408)	1,278	435
Foreign	1,321	9,170	(6,862)

Total deferred tax benefit	(5,794)	(4,116)	(10,663)

Consolidated income tax expense	$108,404	$77,868	$63,136

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at September 30, 2006 and 2005 (in thousands):

	2006	2005
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$60,206	$69,413
Other employee benefit plans	85,440	79,799
Self-insurance programs	16,472	14,758
Net operating loss carryforwards relating to non-U.S. operations	5,147	5,147
Incremental U.S. tax on unremitted foreign earnings	4,079	4,487
Other	1,933	1,889

Gross deferred tax assets	173,277	175,493

Deferred tax liabilities:
Depreciation and amortization	(18,034)	(18,515)
Contract revenues and costs	(7,732)	(888)
State income and franchise taxes	(2,506)	(734)
Other	(4,256)	(1,507)

Gross deferred tax liabilities	(32,528)	(21,644)

Net deferred tax assets	$140,749	$153,849

During fiscal 2006, 2005, and 2004, we realized income tax benefits of $15.9 million, $15.9 million, and $2.4 million, respectively, relating to exercises of nonqualified stock options and disqualifying dispositions related to our employee stock purchase plans. Generally, the net operating loss carryforwards of our non-U.S. operations may be carried forward indefinitely until fully utilized.

The reconciliation from the statutory U.S. federal income tax expense to the consolidated effective income tax expense for each fiscal year ended September 30 follows (dollars in thousands):

	2006	2005	2004
Statutory amount	$106,850	$73,317	$62,549
State taxes, net of the federal benefit	5,965	6,932	5,283
Other, net	(4,411)	(2,381)	(4,696)

Consolidated income tax expense	$108,404	$77,868	$63,136

Rates used to compute statutory amount	35.0%	35.0%	35.0%

Consolidated effective income tax rate	35.5%	37.2%	35.3%

During fiscal 2006, 2005, and 2004, we paid approximately $86.6 million, $71.5 million, and $76.8 million, respectively, in income taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of our consolidated earnings before taxes for each fiscal year ended September 30 (in thousands):

	2006	2005	2004
United States earnings	$189,545	$155,253	$144,317
Foreign earnings	115,742	54,223	34,393

	$305,287	$209,476	$178,710

United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings are expected to be permanently reinvested. At September 30, 2006, approximately $50.0 million of such undistributed earnings of certain foreign subsidiaries was expected to be permanently reinvested. Should these earnings be repatriated, approximately $5.2 million of income taxes would be payable.

10.    Commitments, Contingencies and Guarantees

Commitments Under Operating Leases

We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $399.8 million at September 30, 2006 payable as follows (in thousands):

Year ending September 30,
2007	$89,617
2008	79,626
2009	64,092
2010	51,524
2011	36,217
Thereafter	109,038

430,114
Amounts representing sublease income	(30,354)

$399,760

Rent expense for fiscal years 2006, 2005, and 2004 totaled $82.6 million, $84.6 million, and $70.7 million, respectively, and was offset by sublease income of approximately $8.3 million, $5.5 million, and $6.9 million, respectively. Operating leases relating to many of our major offices generally contain renewal options, and provide for additional rental based on escalation in operating expenses and real estate taxes.

Contingencies

Concurrent with the fiscal 2004 acquisition of Babtie Group Ltd. (the “Babtie Group”), we entered into a forward contract with a large, U.S. bank in the notional amount of £39.9 million (then, approximately $73.4 million). The purpose of the contract was to hedge the exposure to fluctuating foreign-currency exchange rates on a £39.9 million intercompany loan. Based on the terms of the contract, we believe the effect of the loan on future earnings at September 30, 2006 should be limited to $3.4 million of expense. In addition, we entered into a floating-to-fixed interest rate swap agreement with another U.S. bank which fixes the effective rate of interest on certain bank debt incurred in

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the acquisition of the Babtie Group. At September 30, 2006, the notional amount of this hedge was £20.1 million (approximately $37.7 million). This instrument allows us to receive a floating rate payment tied to the 3-month LIBOR plus a spread from the counterparty, in exchange for a fixed-rate payment from us. Additionally, the company has entered into forward contracts to hedge foreign currency transactions related to certain contract revenues. The notional amount of these contracts at September 30, 2006 is €11.0 million (approximately $14.0 million). We’ve determined these contracts to be highly effective according to the definitions of SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities. The contracts are recognized in the Consolidated Balance Sheets at their fair values. Changes in the fair values of the derivatives are recorded in other comprehensive income and are released into earnings over the life of the forward contract. Amounts released into earnings totaled $0.7 million in both fiscal 2006 and 2005. The fair values of the derivatives were not material at September 30, 2006 and 2005.

Letters of credit outstanding at September 30, 2006 totaled $131.7 million.

Litigation, Performance Guarantees, and Investigations

In the normal course of business, we are subject to certain litigation, contractual guarantees, and investigations. Most of the litigation involves us as a defendant in workers’ compensation; personal injury; environmental; employment/labor; professional liability; and other similar lawsuits. The guarantees to which we are a party generally relate to project schedules and plant performance.

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

Additionally, as a contractor providing services to agencies of the United States federal government, we are subject to many levels of audits, investigations and claims by, or on behalf of, the U.S. federal government with respect to our contract performance, pricing, costs, cost allocations and procurement practices. Furthermore, our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the United States as well as by various government agencies representing jurisdictions outside the United States and within which we operate.

Management believes, after consultation with counsel, that such guarantees, litigation, United States Government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years ago prior to our acquisition of that subsidiary. The dispute involves proper waste feed, content of residues, final acceptance of the plant, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $50.8 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Guarantees

We lease certain real property located in Houston, Texas which, for the purpose of this disclosure, we refer to as “Houston Tower I”. Houston Tower I consists of an office building which we use in our operations. The operating lease agreement for Houston Tower I gives us the option to purchase the real property at the end of the lease term in 2011 for $49.0 million. We also have the right to request an extension of the lease, or we may assist the owner in selling the property at the end of the lease term. The proceeds from any such sale would be used to reduce our end-of-term return payment obligation (approximately $35.3 million).

During fiscal 2005, we entered into various agreements including a master operating lease agreement for the construction and lease of an approximately 293,000 square foot office building and adjacent parking structure in Houston, Texas (“Houston Tower II”), and the lease of equipment and other tangible personal property. Houston Tower II will be constructed on property that is adjacent to Houston Tower I. Houston Tower II is expected to be completed in early fiscal 2007 and, when finished, will be used by us in our operations. The lease agreement for Houston Tower II is expected to run through 2015 and gives us the option to purchase the real property at any time prior to the expiration of the lease. We also have the right to assist the owner in selling the property at the end of the lease term. The net proceeds from any such sale of the property would be used to reduce our end-of-term residual value guarantee (expected to be approximately $38.8 million). In connection with the lease of Tower II, we entered into a floating-to-fixed interest rate swap agreement with a U.S. bank which fixes the amount of the Company’s lease payments. At September 30, 2006 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We’ve determined this interest rate swap to be highly effective according to the definitions of SFAS No. 133.

We have determined that the aggregate fair value of the aforementioned financial guarantees is not significant at September 30, 2006.

11.    Common and Preferred Stock

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

In December 2000, the Board of Directors of the Company approved our Amended and Restated Rights Agreement dated December 20, 2000 (the “Rights Agreement”). The Rights Agreement is intended to protect the rights of our shareholders in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all shareholders, and the Rights Agreement will not interfere with any merger approved by the Board of Directors. Pursuant to the terms of the Rights Agreement, each outstanding share of common stock has attached to it one stock purchase right (a “Right”). Each Right entitles the common stockholder to purchase, in certain circumstances generally relating to a change in control of the Company, one one-hundredth of a share of our Series A Junior Participating Cumulative Preferred Stock, par value

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.00 per share (the “Series A Preferred Stock”) at the exercise price of $87.50 per share, subject to adjustment. Alternatively, the Right holder may purchase our common stock having a market value equal to two times the exercise price, or may purchase shares of common stock of the acquiring corporation having a market value equal to two times the exercise price.

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

12.    Other Financial Information

The following tables present the components of the items indicated as shown in the accompanying Consolidated Balance Sheets at September 30, 2006 and 2005 (in thousands):

	2006	2005
Miscellaneous Noncurrent Assets:
Deferred income taxes (a)	$112,791	$126,985
Cash surrender value of life insurance policies	59,799	58,031
Intangible assets (b)	21,631	41,280
Prepaid pension costs	31,106	38,510
Project related long-term receivables	33,065	31,305
Investments	34,795	26,878
Notes receivable	1,301	3,395
Other	15,173	12,164

Total	$309,661	$338,548

Accrued Liabilities:
Accrued payroll and related liabilities	$280,148	$241,463
Project-related accruals	67,444	52,433
Insurance liabilities	52,439	41,637
Sales and other similar taxes	36,237	26,184
Other	59,432	46,054

Total	$495,700	$407,771

Other Deferred Liabilities:
Liabilities relating to defined benefit pension and early retirement plans	$200,883	$246,420
Liabilities relating to nonqualified deferred compensation arrangements	61,599	46,463
Deferred income taxes	18,769	19,283
Miscellaneous	23,280	19,631

Total	$304,531	$331,797

(a)	The 2005 amount has been adjusted to include the effects of stock-based compensation in accordance with SFAS 123R using the modified retrospective application method of adoption.

(b)	Intangible assets consist primarily of intangible assets acquired in connection with the Babtie Group.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Comprehensive Income

We have disclosed the components of comprehensive income in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Stockholders’ Equity. The accumulated balances relating to each component of other comprehensive income (loss), net of any related income tax expense (benefit), for each fiscal year ended September 30 follows (in thousands):

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustment	Other	Total Accumulated Other Comprehensive Loss
Balances at September 30, 2003	$(4,126)	$(44,306)	$114	$(48,318)
Changes during the year	(1,688)	6,632	(568)	4,376

Balances at September 30, 2004	(5,814)	(37,674)	(454)	(43,942)
Changes during the year	(1,626)	(49,494)	(2,288)	(53,408)

Balances at September 30, 2005	(7,440)	(87,168)	(2,742)	(97,350)
Changes during the year	(4,811)	22,426	2,080	19,695

Balances at September 30, 2006	$(12,251)	$(64,742)	$(662)	$(77,655)

“Other” consists of unrealized gains (losses) on available-for-sale marketable securities, and gains (losses) associated with cash flow hedges.

14.    Segment Information

As discussed above, we provide a broad range of technical, professional, and construction services. We provide our services primarily from offices located throughout North America and Europe. We also have offices located in selected regions of Asia, Scandinavia, and Australia.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain financial information by geographic area for fiscal 2006, 2005, and 2004 (in thousands):

	2006	2005	2004
Revenues (for the fiscal years ended September 30):
United States	$4,827,262	$3,741,257	$3,045,003
Europe	1,694,723	1,285,957	979,498
Canada	745,061	525,467	506,387
Asia	117,814	53,577	38,209
Other	36,410	28,743	25,138

Total	$7,421,270	$5,635,001	$4,594,235

Long-Lived Assets (at September 30):
United States	$114,801	$109,198	$103,469
Europe	34,788	28,182	31,895
Canada	8,554	5,072	4,027
Asia	13,133	12,519	11,791

Total	$171,276	$154,971	$151,182

Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.

For each of the three fiscal years ended September 30, 2006, 2005, and 2004, revenues earned directly or indirectly from agencies of the U.S. federal government accounted for 16.4%, 21.2%, and 22.3%, respectively, of total revenues. For the fiscal year ended September 30, 2006 revenues earned from Valero Energy Corporation accounted for 10.2% of total revenues; revenues earned from this customer in prior fiscal years constituted less than 10% of total revenues.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Selected Quarterly Information—Unaudited

The following table presents selected quarterly financial information for each of the last three fiscal years. Information for fiscal 2005 and 2004 has been adjusted to include the effects of stock-based compensation accounted for in accordance with SFAS 123R, using the modified retrospective method of adoption. Amounts are presented in thousands, except for per share amounts:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2006
Revenues	$1,683,458	$1,832,450	$1,926,071	$1,979,291	$7,421,270
Operating profit (a)	67,413	69,440	79,571	85,132	301,556
Earnings before taxes	67,227	69,550	79,094	89,416	305,287
Net earnings	43,025	44,500	50,632	58,726	196,883
Earnings per share:
Basic	0.74	0.76	0.87	1.00	3.38
Diluted	0.72	0.74	0.84	0.97	3.27
2005
Revenues	$1,283,300	$1,383,195	$1,449,047	$1,519,459	$5,635,001
Operating profit (a)	47,233	47,393	58,682	61,583	214,891
Earnings before taxes	45,343	45,475	57,485	61,173	209,476
Net earnings	28,864	27,832	36,605	38,307	131,608
Earnings per share:
Basic	0.51	0.49	0.64	0.67	2.31
Diluted	0.50	0.48	0.62	0.64	2.24
2004
Revenues	$1,135,129	$1,123,884	$1,119,536	$1,215,686	$4,594,235
Operating profit (a)	46,585	47,650	41,470	42,847	178,552
Earnings before taxes	46,167	48,365	40,885	43,293	178,710
Net earnings	29,412	31,238	26,243	28,681	115,574
Earnings per share:
Basic	0.53	0.56	0.47	0.50	2.06
Diluted	0.51	0.54	0.46	0.50	2.01

(a)	Operating profit represents revenues, less direct costs of contracts and selling, general and administrative expenses.

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for share-based payments and, as a result, has restated the consolidated financial statements for the years ended September 30, 2005 and 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jacobs Engineering Group Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2006 expressed an unqualified opinion thereon.

Los Angeles, California

December 7, 2006

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Jacobs Engineering Group Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jacobs Engineering Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Jacobs Engineering Group Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Jacobs Engineering Group Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 and our report dated December 7, 2006 expressed an unqualified opinion thereon.

Los Angeles, California

December 7, 2006