Form 10-Q
period 2006-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2007-01-30
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Number of shares of common stock outstanding at January 24, 2007: 59,148,229

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2006 (Unaudited)	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$484,513	$434,067
Receivables	1,347,953	1,304,262
Deferred income taxes	47,355	46,727
Prepaid expenses and other	32,077	32,905

Total current assets	1,911,898	1,817,961

Property, Equipment and Improvements, Net	178,381	171,276

Other Non-current Assets:
Goodwill	575,448	554,986
Miscellaneous	306,703	309,661

Total other non-current assets	882,151	864,647

	$2,972,430	$2,853,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$14,474
Accounts payable	358,007	397,007
Accrued liabilities	495,793	495,700
Billings in excess of costs	161,952	112,260
Income taxes payable	40,672	21,754

Total current liabilities	1,056,424	1,041,195

Long-term Debt	95,361	77,673

Other Deferred Liabilities	313,764	304,531

Minority Interest	8,021	7,271

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 100,000,000 shares; 59,142,908 shares issued and outstanding at December 31, 2006; 58,995,813 shares issued and outstanding at September 30, 2006	59,143	58,996
Additional paid-in capital	432,977	417,905
Retained earnings	1,084,856	1,023,968
Accumulated other comprehensive loss	(78,116)	(77,655)

Total stockholders’ equity	1,498,860	1,423,214

	$2,972,430	$2,853,884

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended December 31, 2006 and 2005

(In thousands, except per share information)

(Unaudited)

	2006	2005
Revenues	$2,018,508	$1,683,458
Costs and Expenses:
Direct cost of contracts	(1,747,058)	(1,471,521)
Selling, general and administrative expenses	(177,076)	(144,524)

Operating Profit	94,374	67,413
Other Income (Expense):
Interest income	4,248	2,460
Interest expense	(1,594)	(1,619)
Miscellaneous expense, net	(1,305)	(1,027)

Total other income (expense), net	1,349	(186)

Earnings Before Taxes	95,723	67,227
Income Tax Expense	(34,461)	(24,202)

Net Earnings	$61,262	$43,025

Net Earnings Per Share:
Basic	$1.04	$0.74
Diluted	$1.01	$0.72

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended December 31, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
Net Earnings	$61,262	$43,025

Other Comprehensive Loss:
Foreign currency translation adjustment	3,984	(94)
Gain (loss) on cash flow hedges	1,733	(15)
Change in additional minimum liability	(6,545)	—

Other comprehensive loss before taxes	(828)	(109)
Income tax benefit	367	4

Net other comprehensive loss	(461)	(105)

Net Comprehensive Income	$60,801	$42,920

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net earnings	$61,262	$43,025
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	10,885	9,635
Intangible assets	2,022	1,916
Stock based compensation	5,097	4,062
Excess tax benefits from stock based compensation	(582)	(1,535)
Net losses (gains) on sales of assets	50	(134)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(21,932)	(93,800)
Prepaid expenses and other current assets	1,342	(1,779)
Accounts payable	(44,045)	54,922
Accrued liabilities	(7,413)	(13,120)
Billings in excess of costs	45,655	13,410
Income taxes payable	21,642	13,909
Deferred income taxes	(320)	(410)
Other, net	929	178

Net cash flows from operating activities	74,592	30,279

Cash Flows from Investing Activities:
Additions to property and equipment	(14,990)	(10,840)
Disposals of property and equipment	336	356
Changes in investments, net	3,359	77
Acquisition of businesses, net of cash acquired	(23,951)	(2,691)
Changes in other non-current assets, net	(1,288)	(1,315)

Net cash flows from investing activities	(36,534)	(14,413)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	26,681	7,992
Repayments of long-term borrowings	(10,076)	(3,194)
Net change in short-term borrowings	(14,474)	2,803
Proceeds from issuances of common stock	6,782	5,458
Excess tax benefits from stock based compensation	582	1,535
Changes in other deferred liabilities, net	4,128	(199)

Net cash flows from financing activities	13,623	14,395

Effect of Exchange Rate Changes	(1,235)	1,052

Net Increase in Cash and Cash Equivalents	50,446	31,313
Cash and Cash Equivalents at the Beginning of the Period	434,067	239,849

Cash and Cash Equivalents at the End of the Period	$484,513	$271,162

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2006

Basis of Presentation

Unless the context otherwise requires, references herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors, and references herein to the “Company,” “we,” “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (“2006 Form 10-K”) as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2006 Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 31, 2006 and for the three months ended December 31, 2006 and 2005.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2006

(continued)

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at December 31, 2006 and September 30, 2006 were $648.0 million and $623.3 million, respectively, of unbilled receivables. Unbilled receivables represent reimbursable costs and amounts earned under contracts in progress at the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at December 31, 2006 and September 30, 2006 were contract retentions totaling $33.7 million and $34.0 million, respectively. Also included in receivables at December 31, 2006 and September 30, 2006 were allowances for doubtful accounts of $8.4 million and $8.0 million, respectively.

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $43.7 million and $42.0 million at December 31, 2006 and September 30, 2006, respectively. Included in these amounts at December 31, 2006 and September 30, 2006 is approximately $34.3 million and $33.1 million, respectively, relating to one claim involving a waste incineration project performed in Europe. This matter is more fully described in Note 10—Commitments, Contingencies and Guarantees of Notes to Consolidated Financial Statements on page F-22 of our 2006 Form 10-K (due to the timing of when the claim may be settled, the receivable is included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets). Although we have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $52.7 million at December 31, 2006), there can be no certainty as to the ultimate outcome of our claim. The client has filed a counterclaim against us, which we believe is without merit.

Also included in receivables are incentive fees, based on cost and schedule, recognized on a contract with the U.S. Department of Energy. The terms of the contract stipulate that the incentive fees may not be fully billed to the DOE until the completion of the project, currently estimated to occur before the end of fiscal 2007. The amount of fees recognized on this contract at December 31, 2006 and September 30, 2006 totaled $40.0 million.

Amounts due from the United States federal government totaled $197.6 million and $159.0 million at December 31, 2006 and September 30, 2006, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2006

(continued)

Property, Equipment and Improvements, Net

Property, equipment and improvements, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2006	September 30, 2006
Land	$9,693	$9,322
Buildings	66,450	65,936
Equipment	303,496	293,953
Leasehold improvements	63,117	59,159
Construction in progress	14,860	11,020

	457,616	439,390
Accumulated depreciation and amortization	(279,235)	(268,114)

	$178,381	$171,276

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

As is common with industry practice, we execute certain contracts jointly with third parties through various forms of joint ventures. In general, such contracts fall within the scope of SOP 81-1. We therefore account for these investments in accordance with SOP 81-1 and Emerging Issues Task Force Issue 00-01—Investor Balance Sheet and Income Statement Display Under the Equity Method for Investments in Certain Partnerships and Other Ventures. Accordingly, for certain of these joint ventures (i.e., where we have an undivided interest in the assets and liabilities of the joint venture), we recognize our proportionate share of joint venture revenues, costs and operating profit in our consolidated statements of earnings. For other investments in engineering and construction joint ventures, we use the equity method of accounting.

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

December 31, 2006

(continued)

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

At December 31, 2006, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $86.7 million and $75.9 million, respectively. At December 31, 2006, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $98.1 million and $98.3 million, respectively.

When we are directly responsible for subcontractor labor, or third-party materials and equipment (“pass-through costs”), we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no direct responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues for each of the quarters ended December 31, 2006 and 2005 totaled approximately $701.3 million and $606.3 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2006

(continued)

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended December 31
	2006	2005
Service cost	$6,376	$6,165
Interest cost	10,964	9,173
Expected return on plan assets	(11,111)	(9,243)
Amortization of unrecognized items	1,891	2,931

Net periodic benefit cost	$8,120	$9,026

During the three months ended December 31, 2006, we made cash contributions of approximately $7.7 million to our plans, and we expect to make cash contributions of an additional $23.9 million during the remainder of fiscal 2007.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended December 31
	2006	2005
Weighted average shares outstanding (denominator used to compute basic EPS)	58,813	57,962
Effect of employee and outside director stock options	1,834	1,704

Denominator used to compute diluted EPS	60,647	59,666

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2006

(continued)

Accounting for and Disclosure of Guarantees

As more fully described in our 2006 Form 10-K, we lease, under operating lease agreements, the majority of the offices and other facilities we use in our operations. Two such operating leases relate to two of our offices located in Houston, Texas, and contain end-of-term residual value guarantees totaling a maximum of approximately $74.1 million. One of the operating leases ends in 2011; the other, in 2015. We have determined that the aggregate fair value of the aforementioned financial guarantees is not significant at December 31, 2006.

Subsequent Event

On January 25, 2007, the Company’s Board of Directors approved a two-for-one stock split to be distributed on or about March 15, 2007 to shareholders of record on February 15, 2007. The stock split will be effected in the form of a 100% stock dividend.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•	The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 25 through 29 of our 2006 Form 10-K, and the most current discussion of our significant accounting policies appears on pages F-7 through F-12 of our 2006 Form 10-K);

•	The Company’s fiscal 2006 audited consolidated financial statements and notes thereto included in its 2006 Form 10-K (beginning on page F-1 thereto); and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Form 10-K (beginning on page 25 thereto).

In addition to historical information, this MD&A contains forward-looking statements that are not based on historical fact. When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words are intended in part to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, included in our 2006 Form 10-K (beginning on page 17 thereto). We undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Results of Operations

Net earnings for the first quarter of fiscal 2007 totaled $61.3 million; this is $18.2 million, or 42.4%, higher than the amount for the first quarter of fiscal 2006. Diluted earnings per share for the first quarter of fiscal 2007 totaled $1.01; this is 40.3% higher than the amount for the comparable period last year.

There was no single event that occurred during the first quarter of fiscal 2007 that accounts for the increase in earnings. In general, our earnings benefited from an increase in project services revenues, combined with good execution of projects, better cost control, and a slight improvement in our margins.

Total revenues for the quarter ended December 31, 2006 increased by $335.1 million, or 19.9%, to $2.0 billion compared to $1.7 billion for the first quarter of fiscal 2006.

The following table sets forth our revenues by the various types of services we provide for the three months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31
	2006	2005
Project Services	$831,436	$645,338
Construction	824,791	701,194
Operations and Maintenance	237,035	225,324
Process, Scientific and Systems Consulting	125,246	111,602

	$2,018,508	$1,683,458

Contributing to the increase in revenues for the three months ended December 31, 2006 as compared to the corresponding period last year was a 28.8% increase in revenues from project services activities, and a 17.6% increase in revenues from construction activities. The higher project services revenues reflect increased activity relating to design services, preliminary and detailed engineering services, and architectural services that we provide our clients. These services are more prominent in the earlier phases of projects – before the project enters any construction phase. In general, we believe the level of project services we provide clients is a precursor to opportunities to provide construction and, ultimately, maintenance services.

Part of the increase in revenues recognized from construction services during the first quarter of fiscal 2007 as compared to the corresponding period last year is attributable to a $95.1 million increase in pass-through costs. As more fully explained in our 2006 Form 10-K, the level of pass-through costs included in revenues will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services, as well as on the normal, ramping-up and winding-down of field services activities on construction and operations and maintenance projects.

14

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31
	2006	2005
Oil & Gas, and Refining	$711,217	$649,054
Chemicals and Polymers	359,088	250,166
National Government Programs	353,429	271,345
Pharmaceuticals and Biotechnology	205,550	128,540
Infrastructure	146,040	115,168
Buildings	104,382	123,580
Technology and Manufacturing	32,395	31,396
Pulp and Paper	32,223	20,596
Other	74,184	93,613

	$2,018,508	$1,683,458

We experienced an increase in revenues from clients operating in many of the industry groups and markets we serve, with the chemicals and polymers, national governments, and pharmaceuticals and biotechnology industries and markets posting the highest increases.

Revenues during the first quarter of fiscal 2007 from clients operating in the chemicals and polymers industries increased $108.9 million, or 43.5%, as compared to the corresponding period last year. In general, we’ve seen a gradual increase in the capital spending by a number of our clients operating in these industries beginning last fiscal year.

Revenues from programs performed for national governments increased $82.1 million, or 30.3%, as compared to the corresponding period last year. Contributing to this increase were higher project services revenues on aerospace and defense projects in the U.S.

Revenues from clients operating in the pharmaceuticals and biotechnology markets increased $77.0 million, or 59.9%, as compared to the corresponding period last year. Contributing to this increase was a higher level of projects moving into their construction phases.

As a percentage of revenues, direct costs of contracts for the three months ended December 31, 2006 was 86.6% as compared to 87.4% for the three months ended December 31, 2005.

The decrease in this percentage relationship during the first quarter of fiscal 2007 as compared to the corresponding period last year was due primarily to a higher level of project services revenue, relative to construction and maintenance, combined with higher margin rates realized on our project services activity. The percentage relationship between direct costs of contracts and revenues fluctuates between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2006 increased $32.6 million, or 22.5%, to $177.1 million compared to $144.5 million for the three months ended December 31, 2005. In general, SG&A expense grew at a lower rate as compared to the growth rate in margins.

Interest income for the three months ended December 31, 2006 increased $1.8 million to $4.2 million as compared to the corresponding periods last year. The increase was primarily the result of higher cash balances maintained during the quarter. Interest expense for the three months ended December 31, 2006 as compared to the corresponding period last year was essentially unchanged.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Backlog Information

We include in backlog the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. Because of the nature, size, expected duration, funding commitments, and the scope of services required by our contracts, the timing of when backlog will be recognized as revenues can vary greatly between individual contracts. Our policy with respect to operations and maintenance (“O&M”) contracts, however, is to include in backlog the amount of revenues we expect to receive for one succeeding year, regardless of the remaining life of the contract. For national government programs (other than national government O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, and exclude option periods.

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

Because certain contracts (for example, contracts relating to large engineering, procurement and construction projects as well as national government programs) can cause large increases to backlog in the fiscal period in which we recognize the award, and because many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis.

The following table summarizes our backlog at December 31, 2006 and 2005 (in millions):

	2006	2005
Technical professional services	$5,542.2	$4,524.8
Field services	4,854.3	4,474.7

Total	$10,396.5	$8,999.5

Our backlog increased $1.4 billion, or 15.5%, to $10.4 billion at December 31, 2006 from $9.0 billion at December 31, 2005. Contributing to the growth in backlog were significant awards from clients in the pharmaceuticals and biotechnology, and oil & gas and refining industries.

Liquidity and Capital Resources

At December 31, 2006, our principal source of liquidity consisted of $484.5 million of cash and cash equivalents, and $194.6 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

During the three months ended December 31, 2006, our cash and cash equivalents increased by $50.4 million, to $484.5 million. This compares to a net increase in cash and cash equivalents of $31.3 million, to $271.2 million, during the corresponding period last year. During

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

the three months ended December 31, 2006, we experienced net cash inflows from operating activities and financing activities of $74.6 million and $13.6 million, respectively. These inflows were offset in part by net cash outflows from investing activities and the effect of exchange rates of $36.5 million and $1.2 million, respectively.

Our operations provided net cash of $74.6 million during the three months ended December 31, 2006 compared to $30.3 million for the corresponding period last year. The $44.3 million increase in cash provided by operations during the most recent fiscal quarter as compared to the corresponding period last year was due primarily to a $18.2 million increase in net earnings; a $21.7 million increase relating to the timing of cash receipts and payments within our working capital accounts; an increase of $1.3 million in depreciation and amortization of property, equipment and improvements; and a $2.0 million increase relating to stock based compensation.

We used $36.5 million of cash for investing activities during the three months ended December 31, 2006. This compares to net cash outflows of $14.4 million during the corresponding period last year. The $22.1 million increase in cash used for investing activities during the most recent fiscal quarter as compared to the corresponding period last year was due primarily to a $4.2 million increase in additions to property and equipment, net of disposals, and $21.3 million used for the acquisition of a business. During the quarter ended December 31, 2006 we acquired most of the assets of W.H. Linder & Associates, Inc. (“Linder”). Linder is a Louisiana company specializing in services to upstream oil and gas clients. These uses were offset in part by $3.3 million of cash received in connection with the sale of a minority interest in a Mexican affiliate (the gain relating to this sale was not material).

Our financing activities provided net cash inflows of $13.6 million during the three months ended December 31, 2006. This compares to net cash inflows of $14.4 million during the corresponding period last year. The $0.8 million net decrease in cash provided by financing activities during the most recent fiscal quarter as compared to the corresponding period last year was due primarily to a $5.5 million net decrease in cash flows from borrowing activities, offset in part by a $4.3 million change in the Company’s other, long-term deferred liabilities, and a $0.4 million increase in cash flows from the issuances of common stock including the excess tax benefits from stock based compensation.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $484.5 million in cash and cash equivalents at December 31, 2006, compared to $434.1 million at September 30, 2006, and $271.2 million a year ago. Our consolidated working capital position at December 31, 2006 was $855.5 million, compared to $776.8 million at September 30, 2006, and $609.0 million at December 31, 2005. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which $95.4 million was utilized at December 31, 2006 in the form of direct borrowings. We also have $36.0 million available through committed short-term credit facilities, under which no amount was outstanding at December 31, 2006.

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

Interest Rate Risk

Our only source for long-term credit is a $290.0 million syndicated, unsecured, revolving credit facility. The total amount outstanding under this facility at December 31, 2006 was $95.4 million. This agreement expires in December 2010, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. In connection with the lease of one of our offices in Houston, Texas, we entered into a floating-to-fixed interest rate swap agreement with a U.S. bank which fixes the amount of the Company’s lease payments. At December 31, 2006 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We have determined that this contract qualifies as an effective hedge under the provisions SFAS 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

During the quarter we closed out the floating-to-fixed interest rate swap on certain bank debt related to the acquisition of The Babtie Group Ltd.

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

We believe our exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because, in general, our various operations invoice customers and satisfy their financial obligations in their respective local currencies. In situations where our operations incur contract costs in currencies other than their own functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs, or when appropriate, enter into foreign currency hedges to limit our exposure to fluctuations in foreign currency exchange rates. We have one such project where we entered into a forward contract with a large U.S. bank in the notional amount of €12.8 million (then, approximately $15.5 million). At December 31, 2006 the notional amount of the hedge is €9.4 million (approximately $12.4 million). Based on the terms of the contract the hedge should have no effect on future earnings.

As described in Item 7A—Quantitative and Qualitative Disclosures About Market Risk of our 2006 Form 10-K, we entered into a forward contract with a large, U.S. bank in the notional amount of £39.9 million (then, approximately $73.4 million). The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Based on the terms of the contract, we believe the effect of the loan on future earnings at December 31, 2006 should be limited to $3.2 million of expense. At December 31, 2006 the notional amount of the hedge is £39.9 million (approximately $78.4 million).

These hedge agreements qualify as cash flow hedges under the provisions of SFAS 133.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Item 4. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to the “Litigation, Performance Guarantees, and Investigations” section of Note 10—Commitments, Contingencies and Guarantees of Notes to Consolidated Financial Statements on page F-23 of our 2006 Annual Report on Form 10-K, which is incorporated herein by reference.

Item 1A. Risk Factors.

Please refer to Item 1A—Risk Factors on pages 17 through 21 of our 2006 Form 10-K, which is incorporated herein by reference. There have been no material changes from those risk factors previously disclosed in the Company’s 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 1, 2006, we acquired substantially all of the assets of W.H. Linder & Associates Inc., a Louisiana corporation. In connection with the acquisition, we issued 31,057 shares of our common stock with an aggregate value of approximately $2.6 million to W.H. Linder & Associates, Inc. No underwriters or placement agents were involved with this acquisition.

The aforementioned issuance is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 thereof. The offer and sale of the shares of our common stock: (i) were made as part of a transaction that did not involve more than 35 purchasers, and where all such purchasers were accredited investors (as such term is defined in Rule 501(a) under the Securities Act), and (ii) did not involve any general solicitation or general advertising.

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

Date: January 30, 2007