Form 10-Q
period 2007-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2007-04-26
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Number of shares of common stock outstanding at April 24, 2007: 119,243,430

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2007 (Unaudited)	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$480,877	$434,067
Receivables	1,381,937	1,304,262
Deferred income taxes	52,011	46,727
Prepaid expenses and other	33,700	32,905

Total current assets	1,948,525	1,817,961

Property, Equipment and Improvements, Net	185,245	171,276

Other Non-current Assets:
Goodwill	583,348	554,986
Miscellaneous	310,160	309,661

Total other non-current assets	893,508	864,647

	$3,027,278	$2,853,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$14,474
Accounts payable	315,736	397,007
Accrued liabilities	568,575	495,700
Billings in excess of costs	182,841	112,260
Income taxes payable	2,489	21,754

Total current liabilities	1,069,641	1,041,195

Long-term Debt	69,650	77,673

Other Deferred Liabilities	308,580	304,531

Minority Interest	143	7,271

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; 118,997,187 shares issued and outstanding at March 31, 2007; 58,995,813 shares issued and outstanding at September 30, 2006	118,997	58,996
Additional paid-in capital	402,809	417,905
Retained earnings	1,133,828	1,023,968
Accumulated other comprehensive loss	(76,370)	(77,655)

Total stockholders’ equity	1,579,264	1,423,214

	$3,027,278	$2,853,884

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended March 31, 2007 and 2006

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Revenues	$2,091,704	$1,832,450	$4,110,212	$3,515,908
Costs and Expenses:
Direct costs of contracts	(1,800,880)	(1,606,113)	(3,547,938)	(3,077,634)
Selling, general and administrative expenses	(188,335)	(156,897)	(365,411)	(301,421)

Operating Profit	102,489	69,440	196,863	136,853

Other Income (Expense):
Interest income	5,285	2,654	9,533	5,114
Interest expense	(1,954)	(1,768)	(3,548)	(3,387)
Miscellaneous expense, net	(779)	(776)	(2,084)	(1,803)

Total other income (expense), net	2,552	110	3,901	(76)

Earnings Before Taxes	105,041	69,550	200,764	136,777
Income Tax Expense	(37,815)	(25,050)	(72,276)	(49,252)

Net Earnings	$67,226	$44,500	$128,488	$87,525

Net Earnings Per Share:
Basic	$0.57	$0.38	$1.09	$0.75
Diluted	$0.55	$0.37	$1.06	$0.73

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2007 and 2006

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Net Earnings	$67,226	$44,500	$128,488	$87,525

Other Comprehensive Income :
Foreign currency translation adjustments	1,410	255	5,394	161
Gain on cash flow hedge	488	1,851	2,222	1,836
Change in additional minimum liability	39	—	(6,506)	—

Other Comprehensive Income
Before Taxes	1,937	2,106	1,110	1,997
Income Tax Benefit (Expense)	(191)	(646)	175	(642)

Other Comprehensive Income	1,746	1,460	1,285	1,355

Total Comprehensive Income	$68,972	$45,960	$129,773	$88,880

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net earnings	$128,488	$87,525
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	23,339	19,814
Intangible assets	3,407	3,831
Stock based compensation	9,754	7,950
Excess tax benefits from stock based compensation	(11,333)	(6,812)
Net gains on sales of assets	(271)	(145)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(52,808)	(153,471)
Prepaid expenses and other current assets	(178)	(5,501)
Accounts payable	(87,420)	99,309
Accrued liabilities	51,209	43,365
Billings in excess of costs	66,091	13,531
Income taxes payable	(9,307)	8,244
Deferred income taxes	(51)	4,117
Other, net	332	552

Net cash provided by operating activities	121,252	122,309

Cash Flows from Investing Activities:
Additions to property and equipment	(34,544)	(24,437)
Disposals of property and equipment	2,297	524
Changes in investments, net	(5,208)	(2,691)
Acquisition of businesses, net of cash acquired	(39,747)	(9,362)
Changes in other non-current assets, net	(627)	(355)

Net cash used for investing activities	(77,829)	(36,321)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	28,474	25,530
Repayments of long-term borrowings	(37,540)	(14,477)
Net change in short-term borrowings	(14,474)	5,272
Proceeds from issuances of common stock	14,956	12,604
Excess tax benefits from stock based compensation	11,333	6,812
Changes in other deferred liabilities, net	2,700	5,142

Net cash provided by financing activities	5,449	40,883

Effect of Exchange Rate Changes	(2,062)	726

Net Increase in Cash and Cash Equivalents	46,810	127,597
Cash and Cash Equivalents at the Beginning of the Period	434,067	239,849

Cash and Cash Equivalents at the End of the Period	$480,877	$367,446

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2007

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 31, 2007 and for the three and six month periods ended March 31, 2007 and 2006.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Stock Split

On January 25, 2007 the Board of Directors of Jacobs declared a two-for-one stock split that was paid in the form of a 100% stock dividend on March 15, 2007 to shareholders of record on February 15, 2007. The stock split was accounted for by transferring approximately $59.4 million from additional paid-in capital to common stock. The par value of the common stock of Jacobs did not change as a result of the stock split. The remaining change in additional paid-in capital for the six months ended March 31, 2007 is from activity in the Company’s stock based compensation plans.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2007

(continued)

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at March 31, 2007 and September 30, 2006 were $707.2 million and $623.3 million, respectively, of unbilled receivables. Unbilled receivables represent reimbursable costs and amounts earned under contracts in progress at the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at March 31, 2007 and September 30, 2006 were contract retentions totaling $25.9 million and $34.0 million, respectively. Also included in receivables at March 31, 2007 and September 30, 2006 were allowances for doubtful accounts of $7.5 million and $8.0 million, respectively.

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $43.1 million and $42.0 million at March 31, 2007 and September 30, 2006, respectively. Included in these amounts at March 31, 2007 and September 30, 2006 is approximately $34.7 million and $33.1 million, respectively, relating to one claim involving a waste incineration project performed in Europe. This matter is more fully described in Note 10—Commitments, Contingencies and Guarantees of Notes to Consolidated Financial Statements on page F-22 of our 2006 Form 10-K (due to the timing of when the claim may be settled, the receivable is included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets). Although we have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $53.4 million at March 31, 2007), there can be no certainty as to the ultimate outcome of our claim. The client has filed a counterclaim against us, which we believe is without merit.

Also included in receivables are incentive fees, based on cost and schedule, recognized on a contract with the U.S. Department of Energy. The terms of the contract stipulate that the incentive fees may not be fully billed to the DOE until the completion of the project, currently estimated to occur before the end of fiscal 2007. The amount of fees that have been recognized on this contract but which have not yet been billed to the client totaled $41.2 million and $40.0 million at March 31, 2007 and September 30, 2006, respectively.

Amounts due from the United States federal government totaled $216.2 million and $159.0 million at March 31, 2007 and September 30, 2006, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2007

(continued)

Property, Equipment and Improvements, Net

Property, equipment and improvements, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	March 31, 2007	September 30, 2006
Land	$9,113	$9,322
Buildings	66,936	65,936
Equipment	315,360	293,953
Leasehold improvements	66,375	59,159
Construction in progress	16,497	11,020

	474,281	439,390
Accumulated depreciation and amortization	(289,036)	(268,114)

	$185,245	$171,276

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

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2007

(continued)

cash and receivables (representing amounts due from the clients); and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned under the contracts with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. They do not, in and of themselves, present any additional risk of loss to us or to our partners. Under accounting principles generally accepted in the United States, our share of losses associated with the contracts held by the joint ventures, if and when they occur, are reflected in our consolidated financial statements.

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

At March 31, 2007, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $84.0 million and $70.5 million, respectively. At March 31, 2007, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $91.7 million and $91.3 million, respectively.

When we are directly responsible for subcontractor labor, or third-party materials and equipment (“pass-through costs”), we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no direct responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during the three and six months ended March 31, 2007 and 2006 totaled $675.3 million and $1,376.6 million, and $735.7 million and $1,342.0 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2007

(continued)

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service cost	$6,474	$6,226	$12,850	$12,391
Interest cost	14,903	9,237	25,867	18,410
Expected return on plan assets	(15,923)	(9,303)	(27,035)	(18,546)
Amortization of prior Unrecognized items	2,426	2,943	4,318	5,874

Net periodic benefit cost	$7,880	$9,103	$16,000	$18,129

During the six months ended March 31, 2007, we made cash contributions of approximately $16.7 million to our plans, and we expect to make cash contributions of an additional $17.2 million over the remaining two quarters of fiscal 2006.

In December 2006 the Company froze certain benefits under one of its defined benefit pension plans causing a curtailment under Statement of Financial Accounting Standard No. 88—Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. As a result of the curtailment, the assets and liabilities of the plan were remeasured as of the effective date of the curtailment, resulting in a curtailment gain of $9.7 million. The curtailment gain reduced certain unrecognized actuarial losses existing as of the date of the curtailment, and will reduce the Company’s future net periodic pension cost. The amount of the reduction is estimated to be approximately $2.9 million for the third and fourth quarters of fiscal 2007.

Earnings Per Share

As discussed above, the Company affected a two-for-one stock split that was paid on March 15, 2007 in the form of a 100% stock dividend. Accordingly, the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the March 15, 2007 stock split.

The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Weighted average shares outstanding (denominator used to compute basic EPS)	118,129	116,429	117,891	116,180
Effect of stock options	3,676	3,802	3,689	3,597

Denominator used to compute diluted EPS	121,805	120,231	121,580	119,777

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2007

(continued)

Accounting for and Disclosure of Guarantees

As more fully described in our 2006 Form 10-K, we lease, under operating lease agreements, the majority of the offices and other facilities we use in our operations. Two such operating leases relate to two of our offices located in Houston, Texas, and contain end-of-term residual value guarantees totaling a maximum of approximately $74.1 million. One of the operating leases ends in 2011; the other, in 2015. We have determined that the aggregate fair value of the aforementioned financial guarantees is not significant at March 31, 2007.

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

Stock Split

On January 25, 2007 the Board of Directors of Jacobs declared a two-for-one stock split that was paid in the form of a 100% stock dividend on March 15, 2007 to shareholders of record on February 15, 2007.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Results of Operations

We recorded net earnings of $67.2 million, or $0.55 per diluted share, for the second quarter of fiscal 2007 compared to net earnings of $44.5 million, or $0.37 per diluted share, for the second quarter of fiscal 2006. For the six months ended March 31, 2007, we recorded net earnings of $128.5 million, or $1.06 per diluted share, compared to net earnings of $87.5 million, or $0.73 per diluted share, for the six months ended March 31, 2006.

There was no single event that occurred during the second quarter of fiscal 2007 that accounts for the increase in earnings. In general, our earnings benefited from an increase in project services revenues, combined with good execution of projects, improved cost control, and a slight improvement in our margins.

Total revenues for the three months ended March 31, 2007 increased by $259.3 million, or 14.1%, to $2.1 billion compared to $1.8 billion for the second quarter of fiscal 2006. Total revenues for the six months ended March 31, 2007 increased by $594.3 million, or 16.9%, to $4.1 billion compared to $3.5 billion for the corresponding period last year.

The following table sets forth our revenues by the various types of services we provide for the three and six months ended March 31, 2007 and 2006 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Project Services	$954,779	$704,986	$1,786,215	$1,350,324
Construction	806,889	850,027	1,631,680	1,551,221
Operations and Maintenance	184,137	157,976	421,172	383,300
Process, Scientific and Systems Consulting	145,899	119,461	271,145	231,063

	$2,091,704	$1,832,450	$4,110,212	$3,515,908

Contributing to the increase in revenues for both the three and six month periods ended March 31, 2007 as compared to the corresponding periods last year was an increase in project services activity of 35.4% and 32.3%, respectively. The higher project services revenues reflect increased activity relating to design services, preliminary and detailed engineering services, and architectural services that we provide our clients. These services are more prominent in the earlier phases of projects – before the projects enter any construction phase. In general, we believe that the level of projects services we provide clients is a precursor to opportunities to provide construction and, ultimately, maintenance services.

For the three months ended March 31, 2007, we experienced a slight decrease in construction services revenue of 5.1% as compared to the corresponding period last year. For the six months ended March 31, 2007, construction services revenues increased by 5.2% as compared to the corresponding period last year. The Company believes that demand for construction services will increase as projects transition from the design and engineering phases into the construction phases.

For the three months ended March 31, 2007, pass-through costs included in revenues decreased $60.4 million as compared to the corresponding period last year. For the six months ended March 31, 2007, pass-through costs included in revenues increased $34.6 million as compared to the corresponding periods last year. As more fully explained in our 2006 Form 10-K, the level of pass-through costs included in revenues will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services, as well as on the normal, ramping-up and winding-down of field services activities on construction and operations and maintenance projects.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and six months ended March 31, 2007 and 2006 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Oil & Gas and Refining	$654,680	$730,407	$1,365,897	$1,379,461
Chemicals and Polymers	426,803	276,732	785,891	526,898
National Government Programs	370,614	303,155	724,043	574,500
Pharmaceuticals and Biotechnology	186,043	148,280	391,593	276,820
Infrastructure	172,166	146,874	318,206	262,042
Buildings	126,349	81,125	230,731	204,705
Pulp & Paper, Technology & Manufacturing, and Food & Consumer Products	155,049	145,877	293,851	291,482

	$2,091,704	$1,832,450	$4,110,212	$3,515,908

For the three and six months ended March 31, 2007 we experienced an increase in revenues from clients operating in many of the industry groups and markets we serve, with the chemicals and polymers, national government programs, and pharmaceuticals and biotechnology industries and markets posting the highest increases.

Revenues from clients operating in the chemicals and polymers industries increased $150.1 million, or 54.2%, during the second quarter of fiscal 2007, and $259.0 million, or 49.2%, during the six months ended March 31, 2007 as compared to the corresponding periods last year. In general, we’ve seen an increase in the capital spending by a number of our clients operating in these industries beginning last fiscal year.

Revenues from clients operating in the pharmaceuticals and biotechnology markets increased $37.8 million, or 25.5%, during the second quarter of fiscal 2007, and $114.8 million, or 41.5%, for the six months ended March 31, 2007 as compared to the corresponding periods last year. Contributing to this increase was a higher level of pass-through activity relating to projects in their construction phases.

Revenues from various national government programs increased $67.5 million, or 22.3%, during the second quarter of fiscal 2007, and $149.5 million, or 26.0%, during the six months ended March 31, 2007 as compared to the corresponding periods last year. Contributing to this increase were higher project services revenues on aerospace and defense projects in the U.S.

The decrease in revenues from clients operating in the oil and gas and refining industries is due primarily to a small reduction in the Company’s construction services activities.

As a percentage of revenues, direct costs of contracts for the three and six months ended March 31, 2007 was 86.1% and 86.3%, respectively. This compares to 87.7% and 87.5% for the three and six months ended March 31, 2006, respectively. The decrease in this percentage relationship during the three and six months ended March 31, 2007 as compared to the corresponding periods last year was due primarily to a higher level of project services revenues relative to construction and maintenance revenues.

The percentage relationship between direct costs of contracts and revenues fluctuates between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2007 increased $31.4 million, or 20.0%, to $188.3 million compared to $156.9 million for the three months ended March 31, 2006. For the six months ended March 31, 2007, SG&A expenses increased by $64.0 million, or 21.2%, to $365.4 million compared to $301.4 million for the six months ended March 31, 2006. In general, the increases in SG&A expenses during the current fiscal periods as compared to the corresponding periods last year is due to increased spending in support of the higher level of project services activities.

Interest income for the three and six months ended March 31. 2007 increased $2.6 million and $4.4 million, respectively, as compared to the corresponding periods last year. This increase was primarily the result of higher cash balances maintained during the current fiscal periods as compared to the corresponding periods last year.

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

The following table summarizes our backlog at March 31, 2007 and 2006 (in millions):

	2007	2006
Technical professional services	$5,835.1	$4,636.1
Field services	4,877.1	4,454.9

Total	$10,712.2	$9,091.0

Our backlog increased $1.6 billion, or 17.8%, to $10.7 billion at March 31, 2007 from $9.1 billion at March 31, 2006. Contributing to the growth in backlog were significant awards from clients operating in the pharmaceuticals and biotechnology, oil & gas and refining, national governments, and chemicals and polymers industries.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Liquidity and Capital Resources

At March 31, 2007, our principal source of liquidity consisted of $480.9 million of cash and cash equivalents, and $220.4 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

During the first half of fiscal 2007, our cash and cash equivalents increased by $46.8 million, to $480.9 million. This compares to a net increase of $127.6 million, to $367.4 million during the first half of fiscal 2006. During the six months ended March 31, 2007, we experienced net cash inflows from operating activities and financing activities of $121.3 million and $5.4 million, respectively. These inflows were offset in part by net cash outflows from investing activities and the effect of exchange rate changes of $77.8 million and $2.1 million, respectively.

Our operations provided net cash of $121.3 million during the six months ended March 31, 2007 compared to $122.3 million during the corresponding period last year. In comparing the six months ended March 31, 2007 to the six months ended March 31, 2006, the timing of cash receipts and payments within our working capital accounts accounted for a $37.9 million decrease in cash flows from operations. Also contributing to the decrease in cash flows was a $4.2 million change in deferred income taxes and a $4.5 million change in the excess tax benefit relating to stock based compensation, both of which are non-cash items. These decreases in cash flows from operations were offset in part by a $41.0 million increase in net earnings a $3.5 million increase in depreciation and amortization of property, equipment and improvements, and a $1.8 million increase in stock-based compensation.

We used $77.8 million of cash for investing activities during the six months ended March 31, 2007. This compares to net cash outflows of $36.3 million during the corresponding period last year. The $41.5 million increase in cash used for investing activities for the six months ended March 31, 2007 when compared to the corresponding period last year was due primarily to a $30.4 increase in cash used for acquisitions of businesses (net of cash acquired), an $8.3 million increase in additions to property and equipment (net of disposals), and an $2.5 million increase in purchases of investments.

We used $39.7 million of cash for acquisitions of business for the six months ended March 31, 2007. Included in this amount is cash used to acquire substantially all of the assets of W.H. Linder & Associates, Inc. (“Linder”). Linder is a Louisiana company specializing in services to upstream oil and gas clients and was acquired during the first quarter of fiscal 2007. Also included in this amount is cash used to acquire all of the minority interest of Jacobs Engineering India Pvt. Ltd.

Our financing activities provided net cash inflows of $5.4 million during the six months ended March 31, 2007. This compares to net cash inflows of $40.9 million during the corresponding period last year. The $35.4 million net decrease in cash provided by financing activities during the current fiscal year as compared to last year was due primarily to a $20.1 million decrease in cash flows from long term borrowings (net of repayments), a $19.7 million decrease in cash flows from short term borrowings (net of repayments), and a $2.4 million decrease relating to changes in our other deferred liability accounts. These changes were offset in part by a $4.5 million change in the excess tax benefit relating to stock-based compensation, and a $2.4 million increase in proceeds from the issuance of common stock.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next 12 months. We had $480.9 million in cash and cash equivalents at March 31, 2007, compared to $434.1 million at September 30, 2006, and $367.4 million at March 31, 2006. Our consolidated working capital position at March 31, 2007 was $878.9 million, compared to $776.8 million at September 30, 2006, and $672.9 million at March 31, 2006. We have a $290.0 million, long-term, unsecured revolving credit facility under which $69.7 million was utilized at March 31, 2007 in the form of direct borrowings. We also have $36.0 million available through committed short-term credit facilities, under which no amount was outstanding at March 31, 2007.

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

Interest Rate Risk

Our only source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility at March 31, 2007 was $69.7 million. This agreement expires in December 2010, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

In connection with the lease of one of our offices in Houston, Texas, we entered into a floating-to-fixed interest rate swap agreement with a U.S. bank which fixes the amount of the Company’s lease payments. At March 31, 2007 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We have determined that this contract qualifies as an effective hedge under the provisions SFAS 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

During the six months ended March 31, 2007 we closed-out and settled a floating-to-fixed interest rate swap contract relating to certain bank debt incurred in connection with the 2004 acquisition of the Babtie Group. The effect on the Company’s results of operations from closing out the contract was not material.

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

We believe our exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because, in general, our various operations invoice customers and satisfy their financial obligations in their respective local currencies. In situations where our operations incur contract costs in currencies other than their own functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs, or when appropriate, enter into foreign currency hedges to limit our exposure to fluctuations in foreign currency exchange rates. We have one such project where we entered into a forward contract with a large U.S. bank in the notional amount of €12.8 million (then, approximately $15.5 million). At March 31, 2007 the notional amount of the hedge is €7.7 million (approximately $10.3 million). Based on the terms of the contract the hedge should have no effect on future earnings.

As described in Item 7A of our 2006 Form 10-K, we entered into a forward contract with a large, U.S. bank in the notional amount of £39.9 million (then, approximately $73.4 million). The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Based on the terms of the contract, we believe the effect of the loan on future earnings at March 31, 2007 should be limited to $3.0 million of expense. At March 31, 2007 the notional amount of the hedge is £39.9 million (approximately $78.3 million).

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

These hedge agreements qualify as cash flow hedges under the provisions of SFAS 133.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of fiscal 2007, the Company did outsource a portion of its U.S. payroll processing to a major third party service provider. Concurrent with that change, the Company also implemented a new labor cost distribution system effecting the same portion of its U.S. payroll base affected by the payroll processing transition. However, the Company believes that these changes have not materially affected, or are not reasonably likely to materially affect, its internal control over financial reporting.

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

On October 1, 2006, we acquired substantially all of the assets of W.H. Linder & Associates Inc., a Louisiana corporation (“Linder”), for cash and stock. In connection with the acquisition, we issued 62,114 shares of our common stock with an aggregate value of approximately $2.6 million to Linder. No underwriters or placement agents were involved with this acquisition.

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

The Company’s 2007 Annual Meeting of Shareholders was held at its headquarters on January 25, 2007, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated December 15, 2006, copies of which were filed with the Commission pursuant to Regulation 14A.

There were four matters voted upon by the stockholders at the Annual Meeting: (i) the election of four directors to hold office until the 2010 annual meeting; (ii) the approval of an amendment of the Certificate of Incorporation to increase the authorized number of shares of common stock to 240 million shares; (iii) the approval of an amendment of the Certificate of Incorporation to provide that any director elected by the Board to fill a vacancy or a newly created directorship shall stand for election at the next annual meeting of shareholders; and (iv) ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending September 30, 2007.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

	Votes For	Votes Against or Withheld	Abstentions	Broker Non-votes
1. Election of Directors:
Robert C. Davidson, Jr.	51,512,333	177,744	-0-	-0-
Edward V. Fritzke	51,548,170	141,907	-0-	-0-
Robert B. Gwyn	50,997,279	692,798	-0-	-0-
Benjamin F. Montoya	51,512,570	177,507	-0-	-0-

2. Approval of an amendment to the Certificate of Incorporation increasing the authorized number of shares to 240 million	38,819,874	12,835,946	34,257	-0-

3. Approval of an amendment to the Certificate of Incorporation to require directors appointed by the Board of Directors to fill vacancies to stand for election at the following Annual Meeting	51,629,252	44,395	16,430	-0-

4. Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm	51,590,341	87,133	12,603	-0-

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JACOBS ENGINEERING GROUP INC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ John W. Prosser, Jr.
John W. Prosser, Jr. Executive Vice President Finance and Administration and Treasurer

Date: April 26, 2007