Form 10-Q
period 2007-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2007-07-26
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

☒  Large accelerated filer     ☐  Accelerated filer    ☐  Non-accelerated filer

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding at July 23, 2007: 119,983,708

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2007 (Unaudited)	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$473,114	$434,067
Receivables	1,457,255	1,304,262
Deferred income taxes	66,075	46,727
Prepaid expenses and other	32,294	32,905

Total current assets	2,028,738	1,817,961

Property, Equipment and Improvements, Net	189,540	171,276

Other Non-current Assets:
Goodwill	619,534	554,986
Miscellaneous	336,741	309,661

Total other non-current assets	956,275	864,647

	$3,174,553	$2,853,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$14,474
Accounts payable	311,467	397,007
Accrued liabilities	573,632	495,700
Billings in excess of costs	203,642	112,260
Income taxes payable	20,406	21,754

Total current liabilities	1,109,147	1,041,195

Long-term Debt	65,602	77,673

Other Deferred Liabilities	325,079	304,531

Minority Interest	146	7,271

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; 119,911,044 shares issued and outstanding at June 30, 2007; 58,995,813 shares issued and outstanding at September 30, 2006	119,911	58,996
Additional paid-in capital	431,309	417,905
Retained earnings	1,191,540	1,023,968
Accumulated other comprehensive loss	(68,181)	(77,655)

Total stockholders’ equity	1,674,579	1,423,214

	$3,174,553	$2,853,884

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues	$2,083,689	$1,926,071	$6,193,901	$5,441,979
Costs and Expenses:
Direct costs of contracts	(1,767,073)	(1,682,806)	(5,315,011)	(4,760,440)
Selling, general and administrative expenses	(200,912)	(163,694)	(566,323)	(465,115)

Operating Profit	115,704	79,571	312,567	216,424

Other Income (Expense):
Interest income	4,590	3,012	14,123	8,126
Interest expense	(2,175)	(1,951)	(5,723)	(5,338)
Miscellaneous expense, net	(1,256)	(1,538)	(3,340)	(3,341)

Total other expense, net	1,159	(477)	(5,060)	(553)

Earnings Before Taxes	116,863	79,094	317,627	215,871

Income Tax Expense	(42,113)	(28,462)	(114,389)	(77,714)

Net Earnings	$74,750	$50,632	$203,238	$138,157

Net Earnings Per Share:
Basic	$0.63	$0.43	$1.72	$1.19
Diluted	$0.61	$0.42	$1.67	$1.15

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Net Earnings	$74,750	$50,632	$203,238	$138,157

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	7,593	(2,957)	12,989	(2,796)
Gains on cash flow hedges	2,461	676	4,682	2,512
Changes in additional minimum pension liability	(1,393)	—	(7,899)	—

Other Comprehensive Income (Loss)
Before Taxes	8,661	(2,281)	9,772	(284)

Income Tax Expense	(472)	(240)	(298)	(882)

Other Comprehensive Income (Loss)	8,189	(2,521)	9,474	(1,166)

Total Comprehensive Income	$82,939	$48,111	$212,712	$136,991

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net earnings	$203,238	$138,157
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	36,637	29,966
Intangible assets	4,682	5,748
Stock based compensation	13,748	12,392
Excess tax benefits from stock based compensation	(11,339)	(10,919)
Net (gain) loss on sales of assets	(283)	58
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(60,993)	(293,183)
Prepaid expenses and other current assets	2,785	(5,885)
Accounts payable	(97,304)	134,323
Accrued liabilities	27,402	46,789
Billings in excess of costs	81,337	22,337
Income taxes payable	(17,088)	20,921
Deferred income taxes	(3,287)	(4,492)
Other, net	512	895

Net cash flows from operating activities	180,047	97,107

Cash Flows from Investing Activities:
Additions to property and equipment	(48,066)	(39,716)
Disposals of property and equipment	2,427	1,342
Acquisition of businesses, net of cash acquired	(85,763)	(10,955)
Changes in investments, net	(101)	(1,927)
Changes in other non-current assets, net	(6,710)	712

Net cash flows from investing activities	(138,213)	(50,544)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	28,474	37,975
Repayments of long-term borrowings	(45,039)	(35,057)
Net change in short-term borrowings	(14,474)	4,307
Proceeds from issuances of common stock	25,384	21,698
Excess tax benefits from stock based compensation	11,339	10,919
Changes in other deferred liabilities, net	(6,255)	21,518

Net cash flows from financing activities	(571)	61,360

Effect of Exchange Rate Changes	(2,216)	(8,221)

Net Increase in Cash and Cash Equivalents	39,047	99,702
Cash and Cash Equivalents at the Beginning of the Period	434,067	239,849

Cash and Cash Equivalents at the End of the Period	$473,114	$339,551

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2007

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 30, 2007 and for the three and nine month periods ended June 30, 2007 and 2006.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Stock Split

On January 25, 2007 the Board of Directors of Jacobs declared a two-for-one stock split that was paid in the form of a 100% stock dividend on March 15, 2007 to shareholders of record on February 15, 2007. The stock split was accounted for by transferring approximately $59.4 million from additional paid-in capital to common stock. The par value of the common stock of Jacobs did not change as a result of the stock split. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128—Earnings per Share, earnings per share has been adjusted retroactively for all periods presented to reflect this change in capital structure. With respect to the balance sheet presentation of the Company’s capital accounts, the stock split was accounted for in the period in which the 100% stock dividend was paid.

Business Combination

During the quarter ended June 30, 2007, the Company completed the acquisition of Edwards & Kelcey, Inc. (“Edwards and Kelcey”) for a total purchase price of approximately $56.6 million. Headquartered in Morristown, New Jersey, Edwards and Kelcey is an approximately 1,000-person professional services firm providing engineering, design, planning, and construction management services to public and private sector clients operating in the fields of transportation, buildings/facilities, planning/environmental, communications technology, and land development. The purchase price consisted of cash and common stock of Jacobs, and the Company’s consolidated results of operations presented herein include those of Edwards and Kelcey since the date of acquisition, April 13, 2007. The acquisition of Edwards & Kelcey resulted in $35.8 million in goodwill. The Company has not yet completed the purchase price allocation.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2007

(continued)

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at June 30, 2007 and September 30, 2006 were $702.3 million and $623.3 million, respectively, of unbilled receivables. Unbilled receivables represent reimbursable costs and amounts earned under contracts in progress at the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at June 30, 2007 and September 30, 2006 were contract retentions totaling $33.9 million and $34.0 million, respectively. Also included in receivables at June 30, 2007 and September 30, 2006 were allowances for doubtful accounts of $6.4 million and $8.0 million, respectively.

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $42.8 million and $42.0 million at June 30, 2007 and September 30, 2006, respectively. Included in these amounts at June 30, 2007 and September 30, 2006 is approximately $35.3 million and $33.1 million, respectively, relating to one claim involving a waste incineration project performed in Europe. This matter is more fully described in Note 10—Commitments, Contingencies and Guarantees of Notes to Consolidated Financial Statements on page F-22 of our 2006 Form 10-K. Due to the timing of when the claim may be settled, the receivable is included in “Other Non-current Assets” in the accompanying consolidated balance sheets. Although we have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $53.8 million at June 30, 2007), there can be no certainty as to the ultimate outcome of our claim. The client has filed a counterclaim against us, which we believe is without merit.

Included in receivables in the accompanying consolidated balance sheet at September 30, 2006 was approximately $40.0 million of fees earned in connection with a contract with the U.S. Department of Energy (“the DOE”) for the Fernald Closure Project (“Fernald”). As discussed in the 2006 Form 10-K, the Fernald fees are incentive-based (i.e., payment is contingent upon achieving certain targets based primarily on schedule and cost). Although the Fernald fees had been recognized and accrued as revenues over the term of the project as services were performed, the fees could not be fully billed to the DOE until the completion of the project and acceptance by the DOE. During the quarter ended June 30, 2007 the Company received approximately $36.8 million of the Fernald fees (and approximately $4.4 million of fees remain outstanding as of June 30, 2007).

Amounts due from the United States federal government totaled $194.7 million and $159.0 million at June 30, 2007 and September 30, 2006, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2007

(continued)

Property, Equipment and Improvements, Net

Property, equipment and improvements, net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	June 30, 2007	September 30, 2006
Land	$9,445	$9,322
Buildings	67,594	65,936
Equipment	333,551	293,953
Leasehold improvements	70,399	59,159
Construction in progress	10,746	11,020

	491,735	439,390
Accumulated depreciation and amortization	(302,195)	(268,114)

	$189,540	$171,276

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

The nature of our business occasionally results in clients, subcontractors and vendors presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. Similarly, and in the normal course of business, we may present claims and change orders to our clients for costs we have incurred for which we believe we are not contractually responsible or for services provided that were either requested by the client or were otherwise required by the nature of the project. In those situations where a claim against us may result in additional costs to the contract, we include in the total estimated costs of the contract (and therefore, in the estimated amount of margin to be earned under the contract) an estimate, based on all relevant facts and circumstances available, of the additional costs to be incurred. In those situations where a claim we’ve presented to the client may result in additional revenues, we include in revenues the amount of costs incurred, without profit, to the extent it is probable that the claim will result in additional revenue, and the amount of such additional revenue can be reliably estimated. Costs associated with unapproved change orders are included in revenues using substantially the same criteria used for claims.

We are currently involved in a dispute where a client has filed suit against a joint venture in which a Jacobs subsidiary is a minority participant. This matter arises from the joint venture’s participation in the design and construction management of an extension of a light-rail project in the Midwest. The matter is civil in nature and alleges unspecified damages. Although the complaint makes various allegations that include breach of contract, negligence, misrepresentation, and fraud, the joint venture believes that it has meritorious defenses to each and every allegation. The joint venture has filed a counterclaim for unpaid change orders and services provided. We do not believe that this litigation will have any material adverse effect on our consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2007

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

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from the clients); and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned under the contracts with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. They generally do not, in and of themselves, present any additional risk of loss to us or to our partners. Under accounting principles generally accepted in the United States, our share of losses associated with the contracts held by the joint ventures, if and when they occur, are reflected in our consolidated financial statements.

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

At June 30, 2007, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $59.7 million and $47.9 million, respectively. At June 30, 2007, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $131.7 million and $126.2 million, respectively.

When we are directly responsible for subcontractor labor, or third-party materials and equipment (“pass-through costs”), we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no direct responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such pass-through costs included in revenues during the three and nine months ended June 30, 2007 totaled $561.1 million and $1,937.7 million, respectively. This compares to pass-through costs of $626.3 million and $1,986.3 million, for the three and nine months ended June 30, 2006, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2007

(continued)

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Service cost	$6,197	$6,487	$19,047	$18,877
Interest cost	9,232	9,564	35,099	27,974
Expected return on plan assets	(9,149)	(9,614)	(36,183)	(28,160)
Amortization of prior unrecognized items	822	3,001	5,139	8,876

Net periodic benefit cost	$7,102	$9,438	$23,102	$27,567

During the nine months ended June 30, 2007, we made cash contributions of approximately $25.8 million to our plans, and we expect to make cash contributions of an additional $8.8 million in the fourth quarter of fiscal 2007.

The changes in additional minimum liability presented in the Consolidated Statements of Comprehensive Income are solely the result of foreign currency translation.

In December 2006 the Company froze certain benefits under one of its defined benefit pension plans causing a curtailment under SFAS No. 88—Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. As a result of the curtailment, the assets and liabilities of the plan were remeasured as of the effective date of the curtailment, resulting in a curtailment gain of $9.7 million. The curtailment gain reduced certain unrecognized actuarial losses existing as of the date of the curtailment, and will reduce the Company’s future net periodic pension cost. The amount of the reduction is estimated to be approximately $2.9 million for the third and fourth quarters of fiscal 2007.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2007

(continued)

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

The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding (denominator used to compute basic EPS)	118,961	116,964	118,258	116,434
Effect of stock options	3,540	3,573	3,654	3,603

Denominator used to compute diluted EPS	122,501	120,537	121,912	120,037

Accounting for and Disclosure of Guarantees

As more fully described in the 2006 Form 10-K, we lease, under operating lease agreements, the majority of the offices and other facilities we use in our operations. Two such operating leases relate to two of our offices located in Houston, Texas, and contain end-of-term residual value guarantees totaling a maximum of approximately $74.1 million. One of the operating leases ends in 2011; the other, in 2015. We have determined that the aggregate fair value of the aforementioned financial guarantees is not significant at June 30, 2007.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•

The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 25 through 29 of our 2006 Annual Report on Form 10-K (the “2006 Form 10-K”), and the most current discussion of our significant accounting policies appears on pages F-7 through F-12 of our 2006 Form 10-K);

•	The Company’s fiscal 2006 audited consolidated financial statements and notes thereto included in its 2006 Form 10-K (beginning on page F-1 thereto); and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Form 10-K (beginning on page 25 thereto).

In addition to historical information, this MD&A contains forward-looking statements that are not based on historical fact. When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words are intended in part to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, included herein. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document.

Stock Split

On January 25, 2007 the Board of Directors of Jacobs declared a two-for-one stock split that was paid in the form of a 100% stock dividend on March 15, 2007 to shareholders of record on February 15, 2007.

Business Combination

As discussed in the Notes to Consolidated Financial Statements included herein, the Company completed the acquisition of Edwards and Kelcey, Inc. (“Edwards and Kelcey”) during the quarter ended June 30, 2007. Edwards and Kelcey contributed approximately $31.4 million of revenues and approximately $1.2 million of operating profit during the quarter ended June 30, 2007.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations

We recorded net earnings of $74.8 million, or $0.61 per diluted share, for the third quarter of fiscal 2007 compared to net earnings of $50.6 million, or $0.42 per diluted share, for the third quarter of fiscal 2006. For the nine months ended June 30, 2007, we recorded net earnings of $203.2 million, or $1.67 per diluted share, compared to net earnings of $138.2 million, or $1.15 per diluted share, for the nine months ended June 30, 2006. There was no single material event that occurred during the third quarter of fiscal 2007 or the nine months ended June 30, 2007 that accounts for the increases in earnings. In general, our earnings benefited from an increase in project services revenues, combined with good execution of projects, improved cost control, and improved margins.

Total revenues for the three months ended June 30, 2007 increased by $157.6 million, or 8.2%, to $2.1 billion compared to $1.9 billion for the third quarter of fiscal 2006. Total revenues for the nine months ended June 30, 2007 increased by $751.9 million, or 13.8%, to $6.2 billion compared to $5.4 billion for the corresponding period last year.

The following table sets forth our revenues by the various types of services we provide for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Project Services	$992,948	$750,202	$2,779,163	$2,100,526
Construction	714,020	822,302	2,345,700	2,373,523
Operations and Maintenance	223,263	231,772	644,435	615,072
Process, Scientific and Systems Consulting	153,458	121,795	424,603	352,858

	$2,083,689	$1,926,071	$6,193,901	$5,441,979

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Oil & Gas and Refining	$916,871	$731,811	$2,282,768	$2,111,272
National Government Programs	385,727	299,388	1,109,770	873,888
Chemicals and Polymers	209,179	280,218	995,070	807,116
Pharmaceuticals and Biotechnology	176,178	181,205	567,771	458,025
Infrastructure	188,859	162,545	507,065	424,587
Buildings	90,779	98,825	321,510	303,530
Pulp & Paper, Technology & Manufacturing, and Food & Consumer Products	116,096	172,079	409,947	463,561

	$2,083,689	$1,926,071	$6,193,901	$5,441,979

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

With respect to the third quarter of fiscal 2007 as compared to the corresponding period last year, Edwards and Kelcey accounted for approximately 10.7% of the increase in project services revenues, and approximately 19.9% of the increase in total revenues. Most of Edwards and Kelcey’s revenues relate to infrastructure projects. Also contributing to the increase in revenues was an increase in demand for project services and process, scientific and systems consulting services particularly for our national government clients, and clients operating in the oil & gas and refining industries. These increases were off-set in part by a $116.8 million, or 11.1%, decline in revenues from construction and operations and maintenance services. The decline in construction and operations and maintenance services was due primarily to a $65.2 million, or 10.4%, decline in pass-through costs. As more fully explained in the 2006 Form 10-K, the level of pass-through costs included in revenues will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services, as well as on the normal, ramping-up and winding-down of field services activities on construction and operations and maintenance projects.

For the nine months ended June 30, 2007, revenues increased $751.9 million, or 13.8%, to $6.2 billion compared to $5.4 billion for the corresponding period last year. Most of the increase in revenues relate to an increase in demand for project services and process, scientific and systems consulting services, particularly for our national government clients, and clients operating in the chemicals and polymers, and pharmaceuticals and biotechnology industries.

As a percentage of revenues, direct costs of contracts for the three and nine months ended June 30, 2007 was 84.8% and 85.8%, respectively. This compares to 87.4% and 87.5% for the three and nine months ended June 30, 2006, respectively. The decrease in this percentage relationship during the three and nine months ended June 30, 2007 as compared to the corresponding periods last year was due primarily to a higher level of project services revenues relative to construction and operations and maintenance revenues. The percentage relationship between direct costs of contracts and revenues fluctuates between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2007 increased $37.2 million, or 22.7%, to $200.9 million compared to $163.7 million for the three months ended June 30, 2006. For the nine months ended June 30, 2007, SG&A expenses increased by $101.2 million, or 21.8%, to $566.3 million compared to $465.1 million for the nine months ended June 30, 2006. The operations of Edwards and Kelcey accounted for approximately $10.2 million of SG&A expenses. This represents 27.5% and 10.1% of the increases in SG&A expenses during the third quarter and nine months ended June 30, 2007, respectively. The balance of the increase in SG&A expenses was due to higher spending in support of the increased level of project services activities.

Interest income for the three and nine months ended June 30, 2007 increased $1.6 million and $6.0 million, respectively, as compared to the corresponding periods last year. This increase was primarily the result of higher cash balances maintained during the current fiscal periods as compared to the corresponding periods last year.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

The following table summarizes our backlog at June 30, 2007 and 2006 (in millions):

	2007	2006
Technical professional services	$5,909.6	$4,820.4
Field services	5,118.1	4,601.1

Total	$11,027.7	$9,421.5

Our backlog increased $1.6 billion, or 17.0%, to $11.0 billion at June 30, 2007 from $9.4 billion at June 30, 2006. Contributing to the growth in backlog were significant awards from clients operating in the oil & gas and refining, pharmaceuticals and biotechnology, and chemicals and polymers industries.

Liquidity and Capital Resources

At June 30, 2007, our principal source of liquidity consisted of $473.1 million of cash and cash equivalents, and $224.4 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

During the first nine months of fiscal 2007, our cash and cash equivalents increased by $39.0 million, to $473.1 million. This compares to a net increase of $99.7 million, to $339.6 million during the corresponding period last year. During the nine months ended June 30, 2007, we experienced net cash inflows from operating activities of $180.0 million. These inflows were offset in part by net cash outflows from investing activities and financing activities of $138.2 million and $0.6 million, respectively.

Our operations provided net cash of $180.0 million during the nine months ended June 30, 2007 compared to $97.1 million during the corresponding period last year. In comparing the nine months ended June 30, 2007 to the nine months ended June 30, 2006, the $82.9 million increase in cash provided by operations was due primarily to the $65.1 million increase in net earnings discussed above; a $10.8 million increase relating to the timing of cash receipts and payments within our working capital accounts; an increase of $6.7 million in depreciation and amortization of property, equipment and improvements; and a $1.4 million increase relating to stock based compensation.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We used $138.2 million of cash for investing activities during the nine months ended June 30, 2007. This compares to net cash outflows of $50.5 million during the corresponding period last year. The $87.7 million increase in cash used for investing activities for the nine months ended June 30, 2007 as compared to the corresponding period last year was due primarily to a $74.8 million increase in cash used for acquisitions of businesses (net of cash acquired), a $7.3 million increase in additions to property and equipment (net of disposals), and $7.4 million net decrease in cash related to other, non-current assets.

We used $85.8 million of cash for acquisitions of businesses during the nine months ended June 30, 2007. Included in this amount is cash used to complete the acquisitions of Edwards & Kelcey and W.H. Linder & Associates, Inc. Also included in this amount is cash used to acquire all of the minority interest of Jacobs Engineering India Pvt. Ltd.

Our financing activities used $0.6 million of cash during the nine months ended June 30, 2007. This compares to net cash inflows of $61.4 million during the corresponding period last year. The $61.9 million net decrease in cash provided by financing activities during the current fiscal year as compared to the corresponding period last year was due primarily to a $19.5 million net decrease in cash flows relating to our long term borrowing activity, an $18.8 million net decrease in cash flows relating to our short term borrowing activity, and a $27.8 million decrease relating to changes in our other deferred liability accounts. These changes were offset in part by a $4.1 million increase in proceeds from the issuance of common stock (including the excess tax benefits associated therewith).

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next 12 months. We had $473.1 million in cash and cash equivalents at June 30, 2007, compared to $434.1 million at September 30, 2006, and $339.6 million at June 30, 2006. Our consolidated working capital position at June 30, 2007 was $919.6 million, compared to $776.8 million at September 30, 2006, and $735.3 million at June 30, 2006. We have a $290.0 million, long-term, unsecured revolving credit facility under which $65.6 million was utilized at June 30, 2007 in the form of direct borrowings. We also have $36.0 million available through committed short-term credit facilities, under which no amounts were outstanding at June 30, 2007.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. As more fully discussed below, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility at June 30, 2007 was $65.6 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

In connection with the lease of one of our offices in Houston, Texas, we entered into a floating-to-fixed interest rate swap agreement with a large U.S. bank which fixes the amount of the Company’s lease payments. At June 30, 2007 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We have determined that this contract qualifies as an effective hedge under the provisions SFAS 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

During the nine months ended June 30, 2007 we closed-out and settled a floating-to-fixed interest rate swap contract relating to certain bank debt incurred in connection with the 2004 acquisition of the Babtie Group Limited. The effect on the Company’s results of operations from closing out the contract was not material.

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

We believe our exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because, in general, our various operations invoice customers and satisfy their financial obligations in their respective local currencies. In situations where our operations incur contract costs in currencies other than their own functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs, or when appropriate, enter into foreign currency hedges to limit our exposure to fluctuations in foreign currency exchange rates. We have one such project where we entered into a forward contract with a large U.S. bank in the notional amount of €12.8 million (then, approximately $15.5 million). At June 30, 2007 the notional amount of the hedge is €6.1 million (approximately $8.2 million). Based on the terms of the contract the hedge should have no material effect on future earnings.

As described in Item 7A of our 2006 Form 10-K, we entered into a forward contract with a large, U.S. bank in the notional amount of £39.9 million (then, approximately $73.4 million). The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Based on the terms of the contract, we believe the effect of the loan on future earnings at June 30, 2007 should be limited to $2.8 million of expense. At June 30, 2007 the notional amount of the hedge is £39.9 million (approximately $80.0 million).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

These hedge agreements qualify as cash flow hedges under the provisions of SFAS 133.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years ago prior to our acquisition of that subsidiary. The dispute involves proper waste feed, content of residues, final acceptance of the plant, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $53.8 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

We are also involved in a dispute where a client has filed suit against a joint venture in which a Jacobs subsidiary is a minority participant. This matter arises from the joint venture’s participation in the design and construction management of an extension of a light-rail project in the Midwest. The matter is civil in nature and alleges unspecified damages. Although the complaint makes various allegations that include breach of contract, negligence, misrepresentation, and fraud, the joint venture believes that it has meritorious defenses to each and every allegation. The joint venture has filed a counterclaim for unpaid change orders and services provided. We do not believe that this litigation will have any material adverse effect on our consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 1A.	Risk Factors.

We engage in a highly competitive business. Increased competition for professional services could reduce our market share and profits.

There is intense competition to provide the various technical professional services and construction and construction management services we provide. The extent of such competition varies according to the industries and markets in which our clients operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the type of projects for which we compete. For example, with respect to our construction and operations and maintenance services, clients generally award large projects (multi-million dollar design-build and program management projects, for example) to large contractors. Some of our competitors are larger than us and may possess greater resources than we do, which may give them an advantage when bidding for certain of these large projects. Conversely, the relatively small amount of capital required for a business providing engineering, design, architectural, and consulting services creates a relative ease of market entry for a new entrant possessing acceptable professional qualifications and certifications. Accordingly, our competitors range from small, regional firms to large, national and international organizations. If we are unable to compete effectively in the geographic areas in which we operate, we may experience a loss of market share and reduced profitability.

Our larger competitors for engineering, construction, and maintenance services for process plants include the Bechtel Group, Inc., Fluor Corporation, Foster Wheeler Ltd., Washington Group International, Kellogg Brown & Root, Aker Kvaerner, Technip, and AMEC plc. In the area of buildings, our competitors include several of the competitors previously mentioned as well as HDR, Inc., Hellmuth, Obata & Kassabaum, AeCOM Technology, Turner Construction, and Day & Zimmermann. In the area of infrastructure, our competitors include several of the competitors previously mentioned as well as Parsons Brinckerhoff, URS Corporation, HNTB, Tetra Tech Inc., and W.S. Atkins. In the area of U.S. federal programs, our principal competitors include several of the competitors listed above as well as the Shaw Group, SAIC, CH2M Hill, Weston Solutions, Lockheed Martin Corporation, Parsons Corporation, and Computer Sciences Corporation. And in the area of pulp and paper, our principal competitors include BE&K and AMEC plc.

Our continued success is dependent on our ability to hire and retain qualified personnel.

There is intense demand for employees able to perform the services we provide. The success of our business is dependent upon our ability to attract and retain personnel, including engineers, architects, designers, and corporate management professionals who have the necessary and required experience and expertise. In addition, there is significant demand for qualified craft personnel in the geographic areas where our construction and maintenance sites are located. In certain geographic areas we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. If we cannot find and retain highly qualified and trained engineers, architects, designers and corporate management employees or hire skilled craft personnel as needed, it could have a material adverse impact on our business and financial results.

The outcome of pending and future claims and litigation could have a material adverse effect on our business.

The nature of our business occasionally results in clients, subcontractors and vendors presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. Similarly, and in the normal course of business, we may present claims and change orders to our clients for costs we have incurred for which we believe we are not contractually responsible or for services

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

provided that were either requested by the client or were otherwise required by the nature of the project. If we fail to document properly the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors, and vendors, we could incur cost overruns and experience reduced profits or, in some cases, suffer a loss for that project. Additionally, irrespective of how well we document the nature of our claims and change-orders, the cost to prosecute and defend claims and change-orders can be significant.

In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and plant performance. Most of the litigation in which we are involved as a defendant relates to workers’ compensation; personal injury; environmental; employment/labor; professional liability; and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits, and retentions under our insurance programs which may subject us to some future liability for which we are only partially insured, or completely uninsured.

We perform certain contracts through partnerships and joint ventures. Participation in joint ventures exposes us to certain other risks and uncertainties.

As is common in the industry, we execute certain contracts jointly with other contractors through various forms of joint ventures, including general partnerships. These arrangements expose us to a number of risks, including the risks that our partners may not be able to fulfill their obligations under the partnership agreements and related client contracts. There is also a risk that our partners may be incapable of providing the required financial support to the partnerships. Disputes can arise not only between us and our joint venture partners, but also the joint ventures and clients.

The contracts in our backlog may be adjusted, cancelled or suspended by our clients. Additionally, even if fully performed, our backlog may not be a good indicator of our future gross margins.

At June 30, 2007, our backlog totaled approximately $11.0 billion. In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. In addition, our backlog is subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. Accordingly, we cannot guarantee that the amount of backlog in-hand at June 30, 2007 will actually be realized as revenues.

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

Additionally, the way we perform on our individual contracts can affect greatly our gross margins and hence, future profitability. In some of the markets we serve there is an increasing trend towards cost–reimbursable contracts with incentive-fee arrangements. Typically, our incentive fees are based on such things as: achievement of target completion dates or target

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

costs; overall safety performance; overall client satisfaction, and/or other performance criteria. If we fail to meet such targets or achieve the expected performance standards, we may receive a lower, or even zero, incentive fee resulting in lower gross margins. Accordingly, there is no guarantee that the contracts in backlog, assuming they produce the revenues currently expected, will generate gross margins at the rates we have realized in the past.

Our business is dependent on the timing and funding of new awards, and we are vulnerable to the cyclical nature of the markets in which our clients operate.

We provide technical professional, and construction services to clients operating in a number of markets including oil and gas exploration, production, and refining; long-term programs for various national governments, including the United States; chemicals and polymers; pharmaceuticals and biotechnology; infrastructure; buildings; technology and manufacturing; and pulp and paper, among others. These individual markets are generally cyclical in nature. Because we are dependent on the timing and funding of new awards, we are therefore vulnerable to unanticipated downturns in our clients’ markets and industries. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in the industries listed above, and the geographic regions in which we operate.

Contracts with the U.S. federal government and other governments and their agencies pose additional risks relating to future funding and compliance.

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

In addition, U.S. government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements. For example, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act, and Department of Defense security regulations. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily suspended or even debarred from government contracting or subcontracting.

We also run the risk of the effects of government audits, investigations and proceedings, and so-called “qui tam” actions brought by individuals or the government under the U.S. Federal False Claims Act that, if an unfavorable result occurs, could impact our profits and financial condition, as well as our ability to obtain future government work. For example, government agencies routinely review and audit government contractors. If these agencies determine that a rule or regulation has been violated, a variety of penalties can be imposed including monetary damages, criminal and civil penalties all of which would harm our reputation with the government or even debar us from future government activities.

If one or more of our government contracts are terminated for any reason including for convenience, if we are suspended from government contract work, or if payment of our costs is disallowed, we could suffer a significant reduction in expected revenues and profits.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We bear the risk of cost overruns in approximately 10% of the dollar-value of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

For the year ended September 30, 2006, approximately 10% of our revenues was earned under contracts that were either fixed-price or guaranteed maximum price in nature. For such contracts, we bear the risk of paying some, if not all, of any cost overruns. Under these fixed price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials or our suppliers’ or subcontractors’ inability to perform, cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. Ambiguities as to contract specifications can also lead to cost-overruns.

International operations, unfavorable political developments, natural disasters and weak foreign economies may seriously harm our financial condition.

For the year ended September 30, 2006, approximately 35% of our revenues were earned from clients outside the United States. Our business is dependent on the continued success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues. At a minimum, our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In addition, our international operations are subject to a variety of risks, including:

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

Because a significant portion of our revenue are earned from cost-reimbursable type contracts (90% during fiscal 2006) the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price and may be at risk to the effects of rising inflation with respect to those contracts that are guaranteed maximum-price. In

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

addition, rising inflation, interest rates and/or construction costs could reduce the demand for our services. Furthermore, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates and/or construction costs could have a material adverse effect on our business and financial results.

Our strategic plan relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.

Our strategic plan involves growth through, among other things, the acquisition of other companies. Such growth involves a number of risks, including:

•	Difficulties relating to combining previously separate businesses into a single, combined unit;

•	Diversion of management’s attention from day-to-day operations;

•	The assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transactions were negotiated;

•	Failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	Potentially substantial transaction costs associated with business combinations;

•	Potential impairment resulting from the overpayment for an acquisition;

•	Difficulties relating to assimilating the personnel, services and systems of an acquired business and to integrating marketing and other operational capabilities; and

•	Difficulties in applying and integrating our system of internal controls to an acquired business.

In addition, there is no assurance that we will continue to locate suitable acquisition targets or that we will be able to consummate any such transactions on terms and conditions acceptable to us. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.

In the event we issue stock as consideration for certain acquisitions we may make, we could dilute share ownership.

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. Should we issue additional equity securities, such issuances could have the effect of diluting our earnings per share as well as our existing stockholders’ individual ownership percentages in the Company.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 13, 2007, we acquired Edwards and Kelcey, a New Jersey corporation, for cash and shares of our common stock. In connection with the acquisition, we issued 185,257 shares of our common stock with an aggregate value of approximately $8.5 million to Edwards and Kelcey. No underwriters or placement agents were involved with this acquisition.

The issuance of our common stock in the acquisition was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 thereof. The offer and sale of the shares of our common stock: (i) was made as part of a transaction that did not involve more than 35 purchasers, (as defined in Rule 501(e) under the Securities Act) and where all such shareholders who were not accredited investors had such knowledge and experience in financial and business matters that each was capable of evaluating the merits and risks of acquiring shares of our common stock, and (ii) did not involve any general solicitation or general advertising.

Item 5.	Other Information.

On July 24, 2007, the Company amended and restated its bylaws to reflect the combination of the offices of President and Chief Executive Officer. The foregoing summary is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a) Exhibits

3.1	–	The Bylaws of Jacobs Engineering Group Inc. (as amended and restated), effective July 24, 2007

10.1	–	The Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (As Amended and Restated), effective June 28, 2007 including, as appendices thereto, the form of award agreements issuable thereunder

10.2	–	The Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan (As Amended and Restated), effective June 28, 2007 including, as appendices thereto, the form of award agreements issuable thereunder

10.3	–	Amendment Agreement Entered Into as of May 4, 2007 Among Jacobs Engineering Group Inc. and Certain Subsidiaries, the Bank of Nova Scotia as Canadian Facility Agent, Bank of America, N.A. as Administrative Agent, and Certain Other Lending Banks and Financial Institutions

31.1	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ John W. Prosser Jr.
John W. Prosser, Jr.
Executive Vice President
Finance and Administration
and Treasurer

Date: July 26, 2007