Form 10-K
period 2007-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2007-11-29
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007	Commission File No. 1-7463

Jacobs Engineering Group Inc.

Delaware	95-4081636
State of incorporation	IRS Employer identification number

1111 South Arroyo Parkway Pasadena, California 91105	(626) 578-3500
Address of principal executive offices	Telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange

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

There were 120,825,975 shares of common stock outstanding as of November 19, 2007. The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $5.6 billion as of March 31, 2007, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the Registrant’s definitive Proxy Statement to be issued in connection with its 2008 Annual Meeting of Shareholders.

JACOBS ENGINEERING GROUP INC.

Fiscal 2007 Annual Report on Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that are not based on historical fact. When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, below. That list is not all-inclusive, and we undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission (SEC).

Item 1. BUSINESS

General

We are one of the largest professional services firms in the United States. Our business focuses exclusively on providing a broad range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. We provide four broad categories of services: Project Services (which include engineering, design, architectural, and similar services); Process, Scientific, and Systems Consulting services (which includes services performed in connection with a wide variety of scientific testing, analysis, and consulting activities); Construction services (which encompasses traditional field construction services as well as modular construction activities, and includes direct-hire construction and construction management services); and Operations and Maintenance services (which includes services performed in connection with operating large, complex facilities on behalf of clients as well as services involving process plant maintenance). We provide our services through offices and subsidiaries located principally in North America, Europe, Asia, and Australia.

We concentrate our services on selected industry groups and markets including oil and gas exploration, production, and refining; programs for various national governments; pharmaceuticals and biotechnology; chemicals and polymers; buildings (which includes projects in the fields of health care and education as well as civic, governmental, and other buildings); infrastructure; technology and manufacturing; consumer products; and pulp and paper, among others.

Jacobs Engineering Group Inc. was incorporated under the laws of the State of Delaware on January 8, 1987. On March 4, 1987, the corporation succeeded by merger to the business and assets of Jacobs Engineering Group Inc., a California corporation that, in 1974, had succeeded to a business organized originally by our founder, Dr. Joseph J. Jacobs, in 1947. Unless the context otherwise requires, all references herein to “Jacobs” or the “Registrant” are to Jacobs Engineering Group Inc. and its predecessors, and references to the “Company”, “we”, “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries. The common stock of Jacobs has been publicly held since 1970 and is currently listed on the New York Stock Exchange (NYSE).

Business Strategy

General

There are four major components of our business strategy: safety; a relationship-based approach to client interactions; a strong focus on cost control; and an organizational structure that facilitates efficient project management and execution. Acquisitions play an important role in our business strategy as they allow us to expand on existing client relationships as well as develop new ones. Acquisitions also allow us the opportunity to leverage our cost structure across geographic areas.

Safety

Key to the success of our business strategy is our uncompromising focus on safety. Providing an injury and incident free work environment is an unequivocal condition of the relationship we have with our employees. It is also a paramount issue in our dealings with our clients, and our safety program is a fundamental element of our overall approach to risk management. A safe work environment is critical to our long-term success and growth. We maintain a centralized quality and safety group to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs as well. Safe job sites and office environments, on the other hand, benefit our clients, promote employee morale, and enhance the long-term relationships we have with our clients, employees, and business partners.

Relationship-Based Business Model

Our relationship-based business model is central to our sustained growth and profitability. We aggressively pursue the development of long-term affiliations and alliances with our clients. By working as a partner with our clients on their capital programs, we increase our understanding of their overall business needs as well as the unique technical requirements of their projects. This increased understanding gives us the opportunity to provide a greater range of services to our clients. We market all of our services to clients in connection with their projects where the scope of work required is within our expertise. By integrating and bundling our services (i.e., providing design, engineering, and construction services on the same project), we can price contracts more competitively and enhance overall profitability while delivering superior value to our clients. Our relationship-based business model also helps us more fully understand the risks inherent in the projects, which in turn allows us to better manage those risks. Our approach also provides us with opportunities to market those services our clients will need in the post start-up and commissioning phases of a plant, such as operations and maintenance services. This model, however, does not preclude us from undertaking discrete projects that do not conflict with our business strategy. We will accept and perform discrete projects for our clients if we can negotiate acceptable pricing and other contract terms and conditions.

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

Organizational Structure

Our organizational structure and integrated system for delivering services is another key component of our business strategy. Our operating units generally use a matrix organizational structure whereby our project management functions are supported by the various technical engineering, design, and construction disciplines that are necessary to effectively execute long-term engineering and construction contracts. Crucial functions, such as project controls and procurement, are local to each of our major offices and serve operations by providing specialized services required by projects. In addition, we actively employ a boundaryless approach to the way we serve our clients. We do not maintain “profit centers” within the Company, nor do our operating groups compete against each other for contracts. Instead, our organizational structure encourages our operating groups to work cohesively while simultaneously helping to reduce costs and promote an efficient delivery system for all of our services. Our multidomestic geographic strategy supports this approach by allowing each office to compete in the local market place while supporting the needs of global clients in conjunction with our global network of offices.

The Role of Acquisitions in Our Business Strategy

Our relationship-based business model is a significant driver of our acquisition strategy. When we review potential acquisition targets, we are conscious of the effect the acquisition may have on our client base. We favor acquisitions that allow us to expand or enhance the range of services we provide existing clients, and/or gain access to new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our major clients. The following is a brief description of two of our larger acquisitions over the past five years:

•

In April 2007, we acquired Edwards and Kelcey, Inc. (Edwards and Kelcey). Edwards and Kelcey is a nationally recognized engineering, design, planning, and construction management firm serving public and private clients in the fields of transportation; planning/environmental; communications technology; buildings/facilities; and land development. Headquartered in Morristown, New Jersey, Edwards and Kelcey employs approximately 1,000 people in offices located primarily in the Northeastern region of the United States (U.S.). The primary purpose for acquiring Edwards and Kelcey was to expand our infrastructure business in the U.S.

•

In August 2004, we acquired the Babtie Group Limited (Babtie Group). The Babtie Group is a leading provider of technical and professional services to clients in the infrastructure; facilities; environmental; defense; and governmental outsourcing markets, among others. Headquartered in Glasgow, Scotland, the Babtie Group employs approximately 3,500 people in offices located throughout the United Kingdom (U.K.) and Asia, with smaller operations in India and the Czech Republic. The primary purpose for acquiring the Babtie Group was to expand our infrastructure and facilities business in the U.K.

In any particular year, we will also make smaller acquisitions as opportunities arise.

Services Provided

Our business is to provide technical, professional, and construction services. The services we provide generally fall into four broad categories: Project Services (which include engineering, design, architectural, and similar services); Process, Scientific, and Systems Consulting services (which includes services performed in connection with a wide variety of scientific testing, analysis, and consulting activities); Construction services (which encompasses traditional field construction services as well as modular construction activities, and includes direct-hire construction and construction management services); and Operations and Maintenance services (which includes services performed in connection with operating large, complex facilities on behalf of clients as well as services involving process plant maintenance). The scope of services we can provide our clients, therefore, ranges from consulting and conceptual design services, which clients often require in the very early stages of a project, to complete, single-responsibility, design-build-operate contracts.

The following table sets forth our revenues from each of our four service categories for each of the five fiscal years ended September 30 (in thousands of dollars):

	2007	2006	2005	2004	2003
Project Services	$3,828,179	$2,894,293	$2,469,879	$2,060,288	$1,894,777
Process, Scientific and Systems Consulting	597,116	482,344	385,700	248,718	225,855
Construction	2,990,177	3,239,613	1,884,066	1,581,023	1,751,875
Operations and Maintenance	1,058,498	805,020	895,356	704,206	743,094

	$8,473,970	$7,421,270	$5,635,001	$4,594,235	$4,615,601

Project Services

We employ all of the engineering, design, architectural, and related disciplines necessary to design and engineer modern process plants (including projects for clients in the chemicals and polymers; pharmaceuticals and biotechnology; oil & gas; refining; food and consumer products; and basic resources industries); buildings (including facilities for clients in the health care; education; and criminal justice markets, as well as other buildings for clients in the private sector); infrastructure projects (including highways, roads, bridges, and other transportation systems; water and wastewater treatment plants; water resources facilities; and other similar plants and facilities); technology and manufacturing facilities (for clients in the aerospace; automotive; defense; semiconductor; and electronics industries); consumer products manufacturing facilities; pulp and paper plants; and other facilities. We also employ many of the requisite scientific, technical, and program management capabilities necessary to provide program integration, testing, and evaluation services for clients in the defense and aerospace industries; for the U.S. Department of Defense (DoD) in support of information systems for weapons acquisition centers; for the National Aeronautics and Space Administration (NASA) for aerospace, testing, and propulsion systems and facilities; and for various agencies of the U.S. federal government in support of environmental programs.

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

Also included in the category of Project Services are certain related services (such as planning, scheduling, procurement, estimating, cost engineering, project accounting, and quality and safety) necessary to support our engineering, design, construction, construction and program management, operations and maintenance, and consulting services.

Process, Scientific and Systems Consulting

We employ all of the professional and technical expertise necessary to provide a broad range of consulting services including: performing pricing studies, market analyses, and financial projections necessary in determining the feasibility of a project; performing gasoline reformulation modeling; analyzing and evaluating layout and mechanical designs for complex processing plants; analyzing automation and control systems; analyzing, designing, and executing biocontainment strategies; developing and performing process protocols with respect to the U.S. Food and Drug Administration-mandated qualification and validation requirements; providing consultation on proposed railway and airport expansion projects; and performing geological and metallurgical studies.

Also included in this service category are the revenues relating to professional and program management services required to assist clients (such as the U.S. federal government and its agencies) in a wide range of defense and aerospace related programs. Such services typically are more technical and scientific in nature than other project services we provide, and may involve such tasks as supporting the development and testing of conventional weapons systems; weapons modeling and simulations; computer systems development, maintenance, and support; evaluation and testing of mission-critical control systems; and other highly technical programs and tasks.

Construction

We provide traditional field construction services to private and public sector clients in virtually all of the industry groups and markets to which we provide project services. In the area of environmental remediation and restoration, we provide environmental remedial construction services for a variety of public and private sector clients. We also provide many of our clients with modular construction technology. Our modular construction technology is an advanced form of engineering and design, off-site fabrication and assembly, and field erection. It provides our clients with an alternative approach to traditional methods of engineering and construction, which can compress and shorten the construction schedule, reduce risk, and lower costs.

Historically, our field construction activities were focused primarily on those construction projects for which we perform much of the related engineering and design work. By focusing our construction efforts on such projects, we minimize the risks associated with constructing complex plants and facilities based on designs prepared by third parties. The financial risk to us of constructing complex plants and facilities based on designs prepared by third parties may be particularly significant on fixed-price contracts; therefore, we generally avoid this type of project. However, we continue to pursue construction-only projects where we can negotiate pricing and other acceptable contract terms.

Operations and Maintenance (O&M)

O&M generally refers to all of the tasks required to operate and maintain large, complex facilities on behalf of clients. We can provide key management and support services over all of the facility’s operations, including managing subcontractors and other on-site personnel. Within the environmental area, O&M often includes engineering and technical support services as well as program management services necessary to remediate contaminated sites. Within the aerospace and defense areas, O&M often requires us to provide the management and technical support services necessary to operate and maintain engine test facilities, weapons integration, and high-tech simulation and verification centers. Such O&M contracts also frequently require us to provide facilities management and maintenance services; utilities operations and maintenance services; property management and disposition services; and construction support services.

O&M also includes process plant maintenance services, which generally involves all of the tasks required to keep a process plant (typically a refinery or chemical plant) in day-to-day operation. Such tasks could include the repair and replacement of pumps, piping, heat exchangers, and other equipment as well as “turnaround” work, which involves major refurbishment that can only be performed when the plant is shut down. Since shutdowns are expensive to the owners of the plant, turnaround work often requires maximizing the number of skilled craft personnel who can work efficiently on a project on a 24-hours-per-day, seven-days-per-week basis. We use sophisticated computer scheduling and programming to complete turnaround projects quickly, and we maintain contact with a large pool of skilled craft personnel we can hire as needed on maintenance and turnaround projects.

Although the gross profit margins that we realize from O&M services are generally lower than those associated with the other services we provide, the costs to support maintenance activities are also generally lower. Furthermore, we view O&M contracts as presenting a lower financial risk to the Company as compared to some of the other services we provides because O&M contracts are normally cost-reimbursable in nature. Additionally, although engineering and construction projects may be of a short-term nature, O&M services often result in long-term relationships with clients. For example, we have been providing maintenance services at several major process plants for several decades. This aspect of maintenance services greatly reduces the selling costs in respect of such services.

Financial Information About Segments

Although we describe our business in this annual report in terms of the services we provide, the markets in which our clients operate, and the geographic areas in which we operate, we have concluded that our operations may be aggregated into one reportable segment pursuant to Statement of Financial Accounting Standards

No. 131—Disclosures about Segments of an Enterprise and Related Information. In making this determination, we considered various economic characteristics of our operations including: the nature of the services we provide, our internal processes for delivering those services, and the types of customers we have. In addition to the discussion that follows, please refer to Note 15—Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

There is a high degree of similarity of the workforces among our service categories. For example, engineering and design services (i.e., services provided by persons who are degreed and in certain circumstances licensed, such as engineers, architects, scientists, and economists) exist in all four service categories. In addition, there is a high degree of similarity among a significant component of the workforces we employ to perform O&M and construction projects. In providing O&M and construction services, we employ a large number of skilled craft labor personnel. These may include welders, pipe fitters, electricians, crane operators, and other personnel who work on very large capital projects (in the case of projects classified within the construction services category) or on smaller capital projects (in the case of maintenance projects classified within the O&M services category).

Our operating units use a matrix organizational structure. Our results, therefore, are dependent on groups representing technical disciplines (e.g., electrical engineering, mechanical engineering, cost engineering, etc.) supporting project management personnel (who maintain the relationship between us and our clients, and who are ultimately responsible for delivering projects to our clients safely, on time, and on budget). Additionally, all of our operating regions and divisions use common tools, policies, and procedures to manage and run their respective units. These include project review meetings, project performance evaluations, and project execution plans.

The use of technology throughout our organization is highly uniform. Whether it is PC-based computer aided design and drafting (CADD) applications used by our engineering and design staff, or PC-based modeling programs used by the scientific and consulting staff, or PC-based scheduling, estimating, and cost control applications used by home-office personnel in support of our construction and maintenance activities, all of the service categories described above are equally affected by changes in technology as they occur in the economy at large.

Furthermore, the types of information and internal reports used by management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these similarities, we have concluded that our operations may be aggregated into one reportable segment for purposes of this disclosure.

Industry Groups and Markets

We provide our services to clients that operate in the following industry groups and markets: energy and refining—downstream; long-term programs for various national governments, including the U.S.; chemicals and polymers; oil and gas—upstream; pharmaceuticals and biotechnology; infrastructure; buildings; and other, general industrial and consumer businesses and markets (such as technology and manufacturing; pulp and paper; food and consumer products; and mining and minerals). We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources and help to mitigate the negative effects of a downturn in a single industry.

The following table sets forth our revenues from each of the various industry groups and markets in which our clients operate for each of the five fiscal years ended September 30 (in thousands of dollars):

	2007	2006	2005	2004	2003
Energy & Refining—Downstream (a)	$2,520,064	$2,255,928	$1,637,675	$991,403	$882,623
National Government Programs	1,500,007	1,259,361	1,160,664	1,051,016	1,070,740
Chemicals and Polymers	1,238,350	1,124,254	737,872	559,733	559,166
Oil & Gas—Upstream (a)	890,943	546,663	319,796	279,065	210,424
Pharmaceuticals and Biotechnology	756,178	678,989	514,836	713,566	652,036
Infrastructure	681,367	546,999	464,400	304,977	288,193
Buildings	437,122	395,190	462,147	354,742	352,998
Industrial and Other	449,939	613,886	337,611	339,733	599,421

	$8,473,970	$7,421,270	$5,635,001	$4,594,235	$4,615,601

(a)	In prior annual reports, these amounts were combined into one category called, “Oil & Gas and Refining”. Prior year information has been reclassified to conform to the fiscal 2007 presentation.

Energy & Refining—Downstream

We provide full-service engineering, design, construction, and management services to our clients in the downstream sector of the energy & refining industries. Typical projects include new design and construction, revamps or expansions of existing plants, upgrades of individual process units within refineries, and maintenance services. We also provide a broad range of consulting services to our clients including process assessments, facility appraisals, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services.

Government regulations continue to influence the need for project services by our clients in the refining industry. We see ongoing project activity in refining due to formulation and sulfur directives. New and existing regulations in areas such as off-road Ultra Low Sulfur Diesel, ambient air quality standards, removal of benzene from gasoline and sulfur from bunker fuels will continue to drive new investment requirements in the industry over the next several years. We are actively involved in such regulatory-based projects. In addition to our extensive experience in these types of projects, we offer a recognized proprietary and patented sulfur removal technology (SuperClaus), which has a strong market share for installed capacity. Biofuels, and particularly biodiesel, is an area of increasing activity and opportunity. We are already working on a number of these projects in Europe.

Refineries are also responding to changes in feedstock price and availability as well as the product market. This is leading to investment to facilitate processing heavier crude with higher sulfur content and producing a different product slate, responding to increased demand for diesel. Our North American and European offices continue to be very involved in this market. In addition, investment in new refinery capacity in the Middle East and Asia is occurring due to the overall desire to add value at source and to respond to the regional consumption growth. We are supporting this investment through specialist consultancy and project services from our growing local offices. We are also involved with capacity expansion projects in the U.S.

We have also used our modular construction capabilities on a number of projects in the energy and refining industry. In the U.S. and European refining markets, many projects involve revamping existing processing units or adding new processes to an existing refinery. As a result of the close proximity of processing units in these refineries, we believe using modular construction can decrease congestion at the construction site. Modular construction can also provide cost and project execution benefits in remote locations.

We provide maintenance services to our clients in the refining industry and have also established a number of formal alliances with various clients. Some of these alliances are both domestic (U.S.) and international in scope.

In this industry group, we also include power generation and cogeneration projects. We provide technical assistance, project management, design, engineering, procurement, construction and construction management, and maintenance services to our clients in the power generation and supply industry and for power generating units within our customers’ process facilities. Typical projects include simple and combined cycle power projects, cogeneration power plants, aeroderivative and industrial gas turbines, and emergency power generation stations. The industry is now focusing on gasification as high energy prices, an increasing need for hydrogen and power, availability of lower priced solid fuels, and the potential to sequester CO2 emissions make this technology a new area for project development.

Oil & Gas—Upstream

Historically, revenues from our hydrocarbon business related primarily to projects associated with petroleum refining and the processes and technologies required to convert crude oil and gas into petroleum fuels, chemical feedstocks, and lubricants. However, beginning in fiscal 2001 with the acquisition of certain elements of the Stork Engineering & Construction businesses in the Netherlands, and continuing in fiscal 2002 with the acquisition of McDermott Engineers & Constructors in Canada, and in fiscal 2007 with the acquisition of W.H.Linder & Associates, Inc., we have expanded our services to include more projects for clients operating in the upstream sector of the oil and gas industries.

We provide full-service engineering, design, construction, and management services to our clients in the areas of exploration and production. Typical projects include new design and construction, revamps or expansions, and maintenance services. We also provide a broad range of consulting services to our clients including process assessments; facility appraisals; feasibility studies; technology evaluations; project finance structuring and support; and multi-client subscription services. Currently, we are expanding our business in the upstream market, working on projects that include heavy oil processing (e.g., oil sands extraction projects); oil recovery through steam injection; and gas treating, gas gathering, and gas storage projects including extraction of commercially valuable elements of the gas stream. A relatively new area of focus for us is offshore production, where we are actively pursuing project opportunities in engineering and design of topside facilities. Higher energy prices and reduced traditional reserves are driving the development of new reserves and the enhanced recovery from existing ones. We are actively supporting our clients in these initiatives in North America, Europe, the Middle East, and Asia.

National Government Programs

We categorize our National Government Programs as generally relating to environmental programs, aerospace and defense programs, or building programs.

Environmental Programs

We are one of the leading providers of environmental engineering and consulting services in the U.S. and abroad, including hazardous and nuclear waste management and site cleanup and closure. Many of our projects for the U.S. federal government span over ten years. Our projects within this market generally relate to all major federal and state environmental statutes, with particular emphasis on the Comprehensive Environmental Response Compensation and Liability Act and the Resource Conservation and Recovery Act. We currently provide environmental investigation, restoration, engineering, construction, and site operations and maintenance services to a number of U.S. federal government agencies, including the Department of Energy (DoE) and the DoD.

As part of our environmental restoration work, we provide support in such areas as underground storage tank removal, contaminated soil and water remediation, and long-term groundwater monitoring. We also design, build, install, operate, and maintain various types of soil and groundwater cleanup systems at multiple project locations across the U.S. and its territories for the U.S. Army Corps of Engineers and the U.S. Air Force Center for Environmental Excellence (AFCEE). Typical projects also include the preparation of feasibility studies and performance of remedial investigations, engineering, design, and remediation services on several national programs. As an extension of our environmental support to AFCEE, we also serve AFCEE’s customers with execution of capital projects involving sustainment, repair, and modernization of military facilities and infrastructure.

We provide a full range of environmental consulting services including air quality planning and permitting, water quality compliance, environmental conservation studies, pollution prevention assessments, and compliance with the National Environmental Policy Act.

As part of our support to our clients, we provide asset management services in the form of infrastructure operations and maintenance. This is an integral part of our services for the DOE at the Oak Ridge Environmental Management sites and at the Argonne National Laboratory. Asset management also includes building closures, which may involve deactivation, decommissioning, and demolition of government facilities. We also are providing these services to support the government of the U.K. in its nuclear sites decommissioning program through the Nuclear Decommissioning Authority (NDA). We believe this will be a growing market in the years to come, and we are well-placed to capitalize on it, having won a number of major framework contracts this year at the two highest-hazard sites.

Aerospace and Defense Programs

We provide support to aerodynamic, propulsion, and space facilities and systems for government clients at more than a dozen test centers across the continental U.S. This includes military systems acquisition management and strategic planning; operations and maintenance of test facilities, ranges, space launch facilities, and space chambers; test and evaluation services in computer, laboratory, facility, and range environments; test facility computer systems instrumentation and diagnostics; and test facility design and build. We also provide systems engineering and integration of complex weapons and space systems as well as hardware and software design of complex flight and ground systems. We support and maintain enterprise information systems for government and commercial customers worldwide, ranging from the operation of complex computational networks to the development and validation of specific software applications.

We have provided advanced technology engineering services to the DoD for more than 50 years and currently support defense programs in dozens of locations, both within the United States and internationally. In addition to operating and maintaining several DoD test centers, our support includes services such as aerodynamic testing of next-generation fighter aircraft; propulsion testing for space programs; testing of the U.S. Army’s next generation ground mobile weapon systems; and acquisition support for weapons systems such as air-to-air missile systems and precision guided smart weapons for high-value targets. We also support the acquisition and development of systems and equipment for Special Operations Forces as well as the development of biological, chemical, and nuclear detection and protection systems. We also support the DoD in a number of information technology programs including network design, integration, and support; command and control technology; development and sustainment of databases and customized applications; and security solutions.

We provide a broad range of engineering, science, and technical support services to eight NASA sites, delivering support to virtually every major space program including the International Space Station; space shuttle recertification; space observatories; aerospace transportation systems; space propulsion systems; advanced materials research; and advanced research and development activities such as protein crystal growth experiments for the development of new drugs and vaccines. We also provide operations and maintenance services for NASA’s aerospace and propulsion research test facilities. We play an integral role in ensuring that the launch vehicles and propulsion systems of the future support NASA’s new exploration vision.

Buildings Programs

National Government Programs also include many types of buildings programs for a variety of agencies of the U.S. federal government. We provide a wide range of advance planning, architectural, engineering, construction management, program management, and design-build services to agencies such as the Federal

Aviation Administration (FAA); the General Services Administration (GSA); the DoD, and the U.S. Departments of State, Treasury, and Agriculture; and the Army National Guard, among others. Typical projects include renovating and modernizing terminal radar control centers, air traffic control towers, and other facilities for the FAA; planning and design services for Internal Revenue Service offices and customer service centers nationwide; and planning, design, and program management services in connection with certain homeland security initiatives for the GSA and the Department of Homeland Security. We have also performed on projects involving highly technical buildings supporting complex applications of physics, such as the National Ignition Facility (NIF) at Lawrence Livermore National Laboratory, and the Spallation Neutron Source (“SNS”, an accelerator-based neutron source facility located in Oak Ridge, Tennessee). We are providing planning, design, design-build construction, and program management services to the DoD on a variety of project types, including military family housing; quality of life, training, maintenance, and readiness facilities; and command and control centers. Other projects include military facilities supporting the DoD’s global re-basing program, the 2005 Base Realignment and Closure program, and the transformation initiatives of the various military services. Similar initiatives are underway in Europe, specifically in the U.K., where we are leading the Custodial Services’ project management delivery program to upgrade the U.K. prison stock, and also certain security-lead programs such as upgrading works to the Palace of Westminster and various regional police authorities.

Chemicals and Polymers

The chemicals and polymers market, which, we believe, is growing after an extended flat period, continues to be an essential part of our diversified business. Expansions and revamps are attracting investments in North America and Europe. This is an area of our traditional skills and we are very active in working with our clients to deliver added value. A large volume of new investment is occurring in the Middle East and Asia due to both low feed stock cost and rapidly growing local markets.

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

As these multi-site relationships increase in magnitude, the range of services we provide often expands. Other services vary from providing ad-hoc, on-site engineering services to completing an entire capital improvement program. We provide technical consulting; project finance structuring; facility appraisal; market analysis; and business consulting services as well as fully-integrated engineering, procurement, construction, and construction management services. Our services can guide and assist our chemical clients from a good project idea to a constructed and operating chemical facility.

Pharmaceuticals and Biotechnology

We furnish a full line of services to our clients in the pharmaceuticals and biotechnology industries including master planning; programming; feasibility studies; engineering; preliminary and detailed design; procurement; construction; construction management; commissioning; qualification and validation; and maintenance. Accordingly, we are fully capable of executing the industry’s largest capital programs on a single-responsibility basis.

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

As companies in the pharmaceuticals industry continue to experience pressure to decrease product time-to-market, reduce costs, and increase return on investment, the types of services we provide have grown over the years to include modular construction as well as consulting and strategic planning to help our clients complete capital projects faster and more efficiently. We are also leaders in applying waste minimization techniques to capital project execution. As an example, we increased our efforts to integrate commissioning and validation services, helping reduce the amount of time required to introduce a new drug into the marketplace. In the biotechnology industry, our multidomestic structure helps clients as new product discovery and development drives capital spending and our ability to act as a capital program partner helps them effectively manage their strategic investment. We believe we are geographically aligned with our customers’ preferred investment locations.

The pharmaceutical industry is becoming increasingly global in both research and development and manufacturing activities. Our expanse of offices throughout North America, Europe, and Asia provides a consistent, high quality, local service where our clients need us. We provide single-point engineering, procurement, construction management, and validation (EPCMV) project delivery. We continue to enhance our 3-D design capabilities, project controls, and automation capabilities as well as other technological aspects of our EPCMV services. This enables us to better serve our clients and to ensure that projects transition from their conceptual design phase through engineering, construction, start-up, commissioning, and validation phases as economically and efficiently as possible.

We have also established formal alliances and preferred provider agreements with numerous clients in the pharmaceuticals and biotechnology industry.

Infrastructure

We provide a broad range of planning; design; consulting; engineering; and construction management services to our clients engaged in civil construction projects throughout the U.S., the U.K., Ireland, Asia, and other selected countries.

Transportation infrastructure development and rehabilitation is a core competency of our infrastructure business. By integrating a broad range of professional disciplines, we provide comprehensive planning, engineering, and construction and program management services for transportation facilities, and systems to include alternative delivery and public-private ventures. Interdisciplinary teams work independently or as an extension of agency staff on highway; bridge; transit; tunnel/underground; airport; railroad; intermodal facility; maritime; and lock and dam projects. Representative clients include national government departments and agencies in the U.S. and U.K., state departments of transportation, other regional and local agencies, and private industry freight transport firms.

Our services in water infrastructure programs have helped public and private sector clients develop and rehabilitate critical water resource systems. Integrating water, wastewater, air quality, and hazardous waste remediation experience provides these clients with the comprehensive expertise needed to deliver complex projects. We provide planning, design, design-build, and program and construction management services to a diverse market, including regional wastewater treatment agencies, manufacturers and power generators, local water suppliers, and military agencies. We continue to develop water/wastewater conveyance systems and water resources management projects. We have developed micro-tunneling (“trenchless technology”) as a primary service and have successfully applied this specialized process to such projects as water and utility distribution systems and pipelines.

We believe a robust public and private sector infrastructure funding situation will help drive demand for the planning, design, construction, and operations and maintenance services we provide for the foreseeable future. We also believe that opportunities for construction management and design-build services will continue to grow as these project delivery methods gain acceptance in the public sector. We are working collaboratively to leverage our global skill base to develop new client relationships and opportunities in alternative project financing and delivery, and infrastructure-related enterprise management.

Current programs and projects we are performing include transportation program management services for U.S. cities and counties; construction management and asset management services for water and wastewater treatment systems located in the U.S. and the U.K.; design, engineering, and construction management services for transit, highway and bridge projects throughout the world; and multiyear general design and consulting services for a railway entity in the U.K. There is also a particular increase in the market around London relating to the 2012 Olympics and the continuing roll-out of the national development plan in Ireland.

Buildings

Buildings generally refers to our full range of design and construction activities relating to institutional, government, and corporate buildings as well as other specialized facilities, including projects at many of the world’s leading medical and research centers and universities. We are one of the leading providers of architectural, engineering, and construction management services for buildings projects throughout the U.S. and in many parts of Europe.

We focus our efforts and resources in markets where capital spending initiatives drive demand and where changes and advances in technology require innovative, value adding solutions. Typical projects include large, multi-year, U.S. federal and European governments’ building programs; major primary and secondary education capital improvement programs; state, and local government courts and correctional facilities; and hospitals and health and research facilities (including projects at many of the world’s leading medical and research centers). We also provide design and construction-related services for office and corporate headquarters buildings, mission-critical facilities, municipal and civic facilities, commercial centers, and recreation complexes including some of the most high-profile entertainment facilities. We serve a diversified client base encompassing both the public and private sectors.

We provide and/or manage a full range of planning; architectural; engineering; construction; construction management, and/or total program management services for a variety of unique and technically complex buildings and campuses. We provide our services on projects that emphasize new construction as well as those involving expansion, renovation, and refurbishment of existing facilities. As our clients drive towards sustainable design, we are increasingly moving towards energy efficient and “green” building solutions.

Advancing technologies require highly-specialized buildings in the fields of medical research, nano science, biotechnology, and laser sciences, and we offer total integrated design and construction management solutions to these projects, many of which are world leaders in their function.

In providing best value solutions to our clients, we frequently propose and undertake renewal and refurbishment programs instead of new buildings, and our attention to high levels of health and safety is a critical aspect of working in occupied and operational premises.

Of particular significance is our growing success in applying our diversified, in-house technical skill base to both public and private sector clients requiring complete program management. Such contracts typically involve providing technical, professional, and construction services over multiple years to clients with whom we have long-standing relationships and a tenure of successful service, including alliance or framework programs. We also provide integrated facility management services for which we (often through joint ventures and consortiums with third parties) assume full responsibility for the ongoing operations and maintenance of entire commercial or industrial complexes on behalf of the client.

We include in the National Government Programs group those buildings projects where the work is performed for a national government, and which involve multiple projects that are funded under a single government program, and which are usually performed over more than one year.

Industrial and Other

We provide a broad range of services to our technology and manufacturing; pulp and paper; food and consumer products; and basic resources clients.

Technology and Manufacturing

Included in this revenue category are projects involving highly complex test facilities for clients in the aerospace and automotive industries. Typical projects range from conceptual design and feasibility studies to complete design-build programs of aero-acoustic wind tunnels; engine test facilities; acoustic enclosures; transmission test stands; powertrain, environmental, emissions, altitude, and electromagnetic compatibility test facilities; in-line and end-of-line component test stands; and computer-based measurement and control systems. We are a leader in providing support to automotive manufacturers and component suppliers for the supply of testing services and the management of test assets, with test facility operations and maintenance contracts and usage agreements in place with Ford Motor Company, Visteon, and General Motors. We provide similar services for the U.S. Air Force at Wright-Patterson Air Force Base. We also provide a range of engineering, construction, operation, and maintenance services for advanced research facilities, including facilities supporting research in fusion and fission energy, nanoscale materials, and high-powered lasers and x-rays. These services support important research activities in the U.S., Europe, and the U.K.

This category also includes projects for clients operating in the semiconductor industry. We provide design, engineering, procurement, construction, and construction management services for a variety of clients in this industry. Typical projects range from on-site plant engineering and tool hook-ups to multi-million dollar, state-of-the-art wafer fabrication and crystal growing facilities used to produce solar energy cells, microprocessors for computers and other consumer electronic devices. Projects in the semiconductor industry are more complex than many other commercial facilities, requiring a greater emphasis on cleanroom and similar high-end technologies.

Pulp and Paper

We provide a broad range of consulting, engineering, procurement, construction, construction management, and maintenance services to our clients in the pulp and paper industry, both in the U.S. and internationally. With a strategy of expanding our geographic presence into areas where our clients intend to build facilities, our pulp and paper capability now extends through our offices in the U.K., France, Spain, Italy, and Mexico. Typical projects for our clients in the pulp and paper industry range from small mill projects to complex, multi-million dollar paper machine rebuilds, mill expansions, and the construction of new facilities.

Pulp and paper projects encompass many areas of a mill, including pulping and bleaching; papermaking; chemical recovery; material handling; effluent treatment; and power and steam generation. In the area of papermaking, our expertise includes tissue and towel, coated and uncoated fine papers, newsprint, and linerboard. Our expertise and skill set also includes the converting and packaging of paper products for distribution and consumer use. We have been instrumental in designing and installing state-of-the-art facilities for recycled fiber, de-inking, and pulp bleaching.

Chemical recovery and power generation are also integral components of the papermaking process. We have broad experience in these areas and apply our expertise in the engineering and construction of such facilities for many of our clients.

A significant portion of our work involves assisting our clients in their compliance with environmental regulations and standards that affect the pulp and paper industry. We monitor all of the key environmental regulations affecting our clients and offer services including compliance studies, permitting support, and design of pollution control systems. We also provide complete permitting services in support of all of our projects, including associated air modeling. In addition, we provide compliance services regarding air pollutant standards and hazardous air pollutant emission limits from industrial boilers for many of our clients.

The pulp and paper industry has been consolidating for many years, leaving a refined customer base with increased assets and highly focused market strategies. Several of the traditional pulp and paper customers are emerging as major consumer product companies. These customers have created new opportunities for us in non-traditional areas such as wall board plants and facilities that manufacture diapers and other personal care products.

Like certain other markets, we have established formal alliances with leaders in the pulp and paper industry. Such alliances allow us to expand the types of services we provide our clients and enable us to improve the overall quality, consistency, and value of our services under the highest of expectations for confidentiality.

Other

Included in this category are projects not classified into any of the other industry and market categories. This includes projects for clients operating in the food and consumer products industries as well as basic resources (such as mining and minerals).

Backlog

For information regarding our backlog, refer to Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Significant Customers

The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the five fiscal years ended September 30:

2007	2006	2005	2004	2003
16.6%	16.4%	21.2%	22.3%	22.6%

It is rare for a commercial customer to contribute 10% or more of the Company’s total revenue. On occasion, however, we will perform a number of field services projects for a single customer in the same fiscal year which, primarily because of the amount of pass-through costs (discussed below) that is included in revenue, will cause total revenue from that customer to exceed 10% of total consolidated revenues. For the fiscal year ended September 30, 2006 revenues earned from Valero Energy Corporation accounted for 10.2% of total consolidated revenues.

Financial Information About Geographic Areas

The financial information regarding geographic areas in which we operate is included in Note 15—Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Contracts

While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into three broad categories: cost-reimbursable, fixed-price, and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the five fiscal years ended September 30:

	2007	2006	2005	2004	2003
Cost-reimbursable	88%	90%	85%	83%	82%
Fixed-price	10	9	13	15	17
Guaranteed maximum price	2	1	2	2	1

In accordance with industry practice, most of our contracts (including those with the U.S. federal government) are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of termination.

When we are directly responsible for engineering, design, procurement, and construction of a project or the maintenance of a client’s plant or facility, we reflect the costs of materials, equipment, and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The following table sets forth the approximate amount of such pass-through costs included in revenues for each of the five fiscal years ended September 30 (in thousands of dollars):

2007	2006	2005	2004	2003
2,746.7	$2,680.7	$1,535.5	$1,165.7	$1,389.3

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

Employees

At September 30, 2007, we had approximately 36,400 full-time, staff employees (including contract staff). Additionally, as of September 30, 2007, there were approximately 12,800 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

Available Information

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, D.C., 20549. In order obtain information about the operation of the Public Reference Room, a person may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC The SEC’s website is http://www.sec.gov. You may also read and download the various reports we file with, or furnish to, the SEC free of charge from our website, http://www.jacobs.com.

Item 1A.	RISK FACTORS

We engage in a highly competitive business. Increased competition for professional services could reduce our market share and profits.

There is intense competition to provide the various technical professional services and construction and construction management services we provide. The extent of such competition varies according to the industries and markets in which our clients operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the type of projects for which we compete. For example, with respect to our construction and operations and maintenance services, clients generally award large projects (multi-million dollar design-build and program management projects, for example) to large contractors. Some of our competitors are larger and may possess greater resources than we do, which may give them an advantage when bidding for certain of these large projects. Conversely, the relatively small amount of capital required for a business providing engineering, design, architectural, and consulting services creates a relative ease of market entry for a new entrant possessing acceptable professional qualifications and certifications. As a result, our competitors range from small, local or regional firms to large, national and international organizations. If we are unable to compete effectively in the geographic areas in which we operate, we may experience a loss of market share or reduced profitability or both.

Our larger competitors for engineering, construction, and maintenance services for process plants include the Bechtel Corporation; Fluor Corporation; Foster Wheeler Ltd.; Washington Group International; KBR, Inc.; Aker Kvaerner; Technip; WorleyParsons; and AMEC plc. In the area of buildings, our competitors include several of the competitors previously mentioned as well as HDR, Inc.; Hellmuth, Obata & Kassabaum; AeCOM Technology; and Turner Construction. In the area of infrastructure, our competitors include several of the competitors previously mentioned as well as Parsons Brinckerhoff; URS Corporation; HNTB; Tetra Tech Inc.; Parsons Corporation; and W.S. Atkins. In the area of U.S. federal programs, our principal competitors include several of the competitors listed above as well as the Shaw Group; SAIC; CH2M Hill; Weston Solutions; Lockheed Martin Corporation; and Computer Sciences Corporation. And in the area of pulp and paper, our principal competitors include BE&K and AMEC plc.

Our continued success is dependent on our ability to hire and retain qualified personnel.

There is intense demand for employees who are able to perform the services we provide. The success of our business is dependent upon our ability to attract and retain personnel, including engineers, architects, designers, and corporate management professionals who have the necessary and required experience and expertise. In addition, there is significant demand for qualified craft personnel in the geographic areas where our construction and maintenance sites are located. In certain geographic areas we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. If we cannot find and retain highly qualified and trained engineers, architects, designers and corporate management employees or hire skilled craft personnel as needed, it could have a material adverse impact on our business and financial results.

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

Construction sites and maintenance sites are inherently dangerous workplaces. If we fail to maintain safe work sites, we can be exposed to significant financial losses as well as civil and criminal proceedings.

Construction sites and maintenance sites are inherently dangerous workplaces. Construction and maintenance projects often require putting our employees in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly-regulated materials. On those projects where we are responsible for site safety, we are obligated to implement procedures to ensure that workers are not injured. In the event we either fail to implement such procedures or if the procedures we implement are ineffective, our employees and other may become injured, and we could incur significant financial losses. In addition, the Company could be found liable for failing to comply with government regulations dealing with occupational health and safety.

Regulations dealing with occupational health and safety are continually evolving. We maintain functional groups within the Company whose primary purpose is to ensure that effective health, safety, and environmental (HSE) work procedures are implemented throughout our organization, including construction sites and maintenance sites. In spite of these efforts, the Company could suffer losses relating to safety issues at our construction and maintenance sites, or fail to comply with all HSE regulations applicable to our business.

We perform certain contracts through partnerships and joint ventures. Participation in joint ventures exposes us to certain other risks and uncertainties.

As is common in the industry, we execute certain contracts jointly with other contractors through various forms of joint ventures, including general partnerships. These arrangements expose us to a number of risks, including the risk that our partners may not be able to fulfill their obligations under the partnership agreements and related client contracts. There is also a risk that our partners may be incapable of providing the required financial support to the partnerships. Disputes can arise not only between us and our joint venture partners, but also between the joint ventures and the clients.

The contracts in our backlog may be adjusted, cancelled or suspended by our clients. Additionally, even if fully performed, our backlog may not be a good indicator of our future gross margins.

At September 30, 2007, our backlog totaled approximately $13.6 billion. In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. In addition, our backlog is subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. Accordingly, there is no assurance that the amount of backlog in-hand at September 30, 2007 will actually be realized as revenues.

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

Additionally, the way we perform on our individual contracts can affect greatly our gross margins and hence, future profitability. In some of the markets we serve there is an increasing trend towards cost–reimbursable contracts with incentive-fee arrangements. Typically, our incentive fees are based on such things as achievement of target completion dates or target costs; overall safety performance; overall client satisfaction; and/or other performance criteria. If we fail to meet such targets or achieve the expected performance standards, we may receive a lower, or even zero, incentive fee resulting in lower gross margins. Accordingly, there is no assurance that the contracts in backlog, assuming they produce the revenues currently expected, will generate gross margins at the rates we have realized in the past.

Our business is dependent on the timing and funding of new awards, and we are vulnerable to the cyclical nature of the markets in which our clients operate.

We provide technical professional, and construction services to clients operating in a number of markets including oil and gas exploration, production, and refining; long-term programs for various national governments, including the U.S.; chemicals and polymers; pharmaceuticals and biotechnology; infrastructure; buildings; and other, general industrial and consumer businesses and markets (such as technology and manufacturing; pulp and paper; food and consumer products; and mining and minerals). These individual markets are generally cyclical in nature. Because we are dependent on the timing and funding of new awards, we are therefore vulnerable to unanticipated downturns in our clients’ markets and industries. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in the industries listed above, and the geographic regions in which we operate.

Contracts with the U.S. federal government and other governments and their agencies pose additional risks relating to future funding and compliance.

Contracts with the United States and other governments and their agencies are subject to various uncertainties, restrictions and regulations, including oversight audits by various government authorities and profit and cost controls. In the U.S., government contracts are also exposed to uncertainties associated with Congressional funding. The U.S. federal government is under no obligation to maintain funding at any specific level, and funds for a program may even be eliminated.

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

We also run the risk of the effects of government audits, investigations and proceedings, and so-called “qui tam” actions brought by individuals or the government under the U.S. Federal False Claims Act that, if an unfavorable result occurs, could impact our profits and financial condition, as well as our ability to obtain future government work. For example, government agencies routinely review and audit government contractors. If these agencies determine that a rule or regulation has been violated, a variety of penalties can be imposed including monetary damages, and criminal and civil penalties, all of which would harm our reputation with the government or even debar us from future government activities.

If one or more of our government contracts are terminated for any reason including for convenience, if we are suspended from government contract work, or if payment of our costs is disallowed, we could suffer a significant reduction in expected revenues and profits.

We bear the risk of cost overruns in fixed-price and guaranteed maximum price contracts (these contracts accounted for approximately 12% of our fiscal 2007 revenues). We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

For the year ended September 30, 2007, approximately 12% of our revenues was earned under contracts that were either fixed-price or guaranteed maximum price in nature. For such contracts, we bear the risk of paying some, if not all, of any cost overruns. Under fixed price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or if circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials or our suppliers’ or subcontractors’ inability to perform, cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. Errors or ambiguities as to contract specifications can also lead to cost-overruns.

International operations, unfavorable political developments, natural disasters and weak foreign economies may seriously harm our financial condition.

For the year ended September 30, 2007, approximately 41% of our revenues was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues. At a minimum, our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In addition, our international operations are subject to a variety of risks, including:

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

Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 88% during fiscal 2007) the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price and may be at risk to the effects of rising inflation with respect to those contracts that are guaranteed maximum-price. In addition, rising inflation, interest rates and/or construction costs could reduce the demand for our services. Furthermore, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates and/or construction costs could have a material adverse effect on our business and financial results.

Our business strategy relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.

Our business strategy involves growth through, among other things, the acquisition of other companies. Such growth involves a number of risks, including:

•	Difficulties relating to combining previously separate entities into a combined, integrated, and efficient business;

•	Diversion of management’s attention from day-to-day operations;

•	Assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transaction was negotiated;

•	Failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	Potentially substantial transaction costs associated with business combinations;

•	Potential impairment resulting from the overpayment for an acquisition;

•	Difficulties relating to assimilating the personnel, services and systems of an acquired business and to assimilating marketing and other operational capabilities; and

•	Difficulties in applying and integrating our system of internal controls to an acquired business.

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

These types of provisions, as well as our Shareholder Rights Agreement, could make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our stockholders. Accordingly, stockholders may be limited in the ability to obtain a premium for their shares.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our properties consist primarily of office space in general, commercial office buildings located in major cities in the following countries: United States; Austria; Australia; Belgium; Canada; the Czech Republic; China; Finland; France; Germany; Greece; India; Italy; Mexico; The Netherlands; Poland; Puerto Rico; Republic of Ireland; Saudi Arabia; Singapore; Spain; Sweden; United Arab Emirates; and the U.K. Such space is used for operations (providing technical, professional, and other home office services), sales, and administration. Most of our properties are leased. In addition, we own facilities located in Charleston, South Carolina which serve as our principal manufacturing and fabrication site for our modular construction activities. The total amount of space used by us for all of our operations is approximately 5.1 million square feet.

We also lease smaller, project offices located throughout the U.S., the U.K., and in certain other countries. We also rent a portion of our construction equipment on a short-term basis.

Item 3.	LEGAL PROCEEDINGS

The information required by this Item 3 is included in Note 12—Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Jacobs’ common stock is listed on the NYSE, and trades under the symbol “JEC”. The Registrant has provided to the NYSE, without qualification, the required annual certification of its Chief Executive Officer regarding compliance with the NYSE’s corporate governance listing standards. The following table sets forth the low and high sales prices of a share of Jacobs common stock during each of the fiscal quarters presented, based on the NYSE consolidated transaction report (and giving effect to the March 2007 stock split discussed below):

	Low Sales Price	High Sales Price
Fiscal 2007:
First quarter	$36.025	$42.925
Second quarter	38.250	47.330
Third quarter	46.500	60.000
Fourth quarter	55.660	78.290

Fiscal 2006:
First quarter	$29.350	$34.705
Second quarter	33.900	44.875
Third quarter	34.280	46.635
Fourth quarter	34.650	44.150

Holders

According to the records of our transfer agent, there were 1,283 stockholders of record as of November 19, 2007.

Dividends

Our policy is to use cash flows from operations to fund future growth, pay down debt, and, subject to market conditions, repurchase common stock under a stock buy-back program approved by our Board of Directors. Accordingly, we have not paid a cash dividend since fiscal 1984. Although our Board of Directors periodically reviews the merits of paying cash dividends, we currently have no plans to pay cash dividends in the foreseeable future.

On January 25, 2007 the Board of Directors of Jacobs declared a two-for-one stock split that was paid in the form of a 100% stock dividend on March 15, 2007 to shareholders of record on February 15, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of September 30, 2007:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders—Note (a)	8,463,131	$25.96	3,993,238
Equity compensation plans not approved by shareholders	—	—	—

Total	8,463,131	$25.96	3,993,238

Note (a):	The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (1989 ESPP), and the Global Employee Stock Purchase Plan (GESPP). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occurs monthly. Our shareholders have authorized a total of 22.8 million shares of common stock to be issued through the 1989 ESPP and the GESPP, which our Board of Directors voluntarily reduced by 1.2 million shares on July 26, 2001. From the inception of the 1989 ESPP and the GESPP through September 30, 2007, a total of 20.2 million shares have been issued, leaving 1.4 million shares of common stock available for future issuance at that date.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2007, we acquired certain assets of John F. Brown Company, Inc., an Ohio corporation, and John F. Brown Canada, Inc., an Ontario corporation, for cash and shares of our common stock. In connection with the acquisition, we issued 10,447 shares of our common stock with an aggregate value of approximately $640,000 to John F. Brown Company, Inc. No underwriters or placement agents were involved with this acquisition.

The issuance of our common stock in the acquisition was exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Rule 506 thereof. The offer and sale of the shares of our common stock was made as part of a transaction that involved only accredited investors and did not involve any general solicitation or general advertising.

Performance Graph

The following graph shows the changes over the past five-year period in the value of $100 invested in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Index, and (3) the Dow Jones Heavy Construction Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented.

Comparison of Five Year Cumulative Total Return Among

Jacobs Engineering Group Inc. (JEC), the S&P 500 Index, and

the Dow Jones Heavy Construction Group Index (DJHC)

	9/02	9/03	9/04	9/05	9/06	9/07
Jacobs Engineering Group	$100.00	$146.05	$124.00	$218.26	$242.00	$489.51
S&P 500 Index	$100.00	$124.40	$141.65	$159.01	$176.17	$205.13
Dow Jones Heavy Construction Group Index	$100.00	$141.60	$155.75	$249.39	$297.32	$600.74

Note: The above information was provided by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. Amounts are presented in thousands, except for per share information:

	2007	2006	2005	2004	2003
Results of Operations:
Revenues	$8,473,970	$7,421,270	$5,635,001	$4,594,235	$4,615,601
Net earnings	287,130	196,883	131,608	115,574	112,645

Financial Position:
Current ratio	1.78 to 1	1.75 to 1	1.70 to 1	1.58 to 1	1.59 to 1
Working capital	$1,001,644	$776,766	$552,336	$397,599	$358,683
Current assets	2,278,078	1,817,961	1,337,431	1,083,513	970,097
Total assets	3,389,421	2,853,884	2,378,859	2,093,819	1,688,096
Long-term debt	40,450	77,673	89,632	78,758	17,806
Stockholders’ equity	1,843,662	1,423,214	1,165,780	1,027,802	859,669
Return on average equity	17.58%	15.21%	12.00%	12.25%	14.41%
Backlog:
Technical professional services	$6,188,500	$5,153,400	$4,329,000	$3,989,000	$3,383,200
Field services	7,397,300	4,624,300	4,314,000	3,463,500	3,657,800

Total	$13,585,800	$9,777,700	$8,643,000	$7,452,500	$7,041,000

Per Share Information:
Basic earnings per share	$2.42	$1.69	$1.15	$1.03	$1.02
Diluted earnings per share	2.35	1.64	1.12	1.01	1.00
Stockholders’ equity	15.08	11.82	9.93	8.95	7.62

Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	122,226	120,373	117,379	114,867	112,784

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (MD&A) is to provide an overview of the Company’s consolidated financial condition and results of operations as well as an analysis of the factors that caused certain key elements of our financial statements to change from one year to the next.

In this MD&A, we use certain terms and abbreviations that are defined as follows:

AICPA	The American Institute of Certified Public Accountants (like the APB and the FASB, the accounting guidance promulgated by the AICPA are part of the authoritative accounting literature comprising “generally accepted accounting principles” in the U.S.).

APB	Accounting Principles Board.

Backlog	Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. With respect to operations and maintenance (O&M) contracts, however, we include in backlog the amount of revenues we expect to receive for only one succeeding year, regardless of the remaining life of the contract. For national government programs (other than U.S. federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, excluding option periods.

SG&A expenses	From our Consolidated Statements of Earnings, “SG&A expenses” means selling, general and administrative expenses.

Operating profit	From our Consolidated Statements of Earnings, “operating profit” means revenues, less direct costs of contracts and SG&A expenses.

SFAS	Statement of Financial Accounting Standards (these are accounting standards adopted by the Financial Accounting Standards Board (FASB)).

Overview

Net earnings in fiscal 2007 increased by $90.2 million, or 45.8%, as compared to last year, and EPS (diluted) grew by 43.3%. Contributing to the growth in net earnings was increased activity on contracts with clients in a number of industries and markets including: energy and refining-downstream; upstream oil and gas; national government programs; and chemicals and polymers. Project Services revenues increased by $933.9 million, or 32.3%, in fiscal 2007 as compared to last year. Project Services consist of engineering, design, architectural, and other “home office” services that typically bring higher gross margin rates as compared to our “field services”.

Cash and cash equivalents totaled $613.4 million at September 30, 2007; an increase of $179.3 million, or 41.3%, as compared to September 30, 2006. Our “net cash” position (defined as cash and cash equivalents less bank debt) was $572.4 million at September 30, 2007; an increase of $230.5 million, or 67.4%, as compared to September 30, 2006. Additions to property and equipment used $64.6 million of cash and cash equivalents during fiscal 2007 as compared to $54.0 million last year. Our cash balances, combined with a borrowing capacity of $290.0 million under our long-term, unsecured revolving credit facility, provide sufficient capital resources for us to fund our on-going operations.

Critical Accounting Policies

In order to understand better the changes that may occur to key elements of our financial condition and operating results, a reader of this MD&A should be aware of the critical accounting policies we apply in preparing our consolidated financial statements.

The consolidated financial statements contained in this report were prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements and the financial statements of any business performing long-term engineering and construction-type contracts requires management to make certain estimates and judgments that affect both the entity’s results of operations and the carrying values of its assets and liabilities. Although our significant accounting polices are described in Note 2 of the Notes to Consolidated Financial Statements, the following discussion is intended to describe those accounting policies that are especially critical to the preparation of our consolidated financial statements.

Revenue Accounting for Contracts and Use of Joint Ventures—In accounting for long-term engineering and construction-type contracts, we follow the provisions of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity, and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Many of our engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. In some of the markets we serve there is an increasing trend towards cost-reimbursable contracts with incentive-fee arrangements. In certain instances, we base our incentive fees on achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues recognized from the project. One such incentive-fee contract is with the U.S. Department of Energy for the Fernald Closure Project (the “Fernald Project”). This contract provides for incentive fees based on schedule and cost. In addition, the terms of the contract provide that the incentive fees may not be fully billed to the DOE until the completion of the project, which we estimate to occur in fiscal 2008. At September 30, 2007 and 2006 there was $5.4 million and $40.0 million, respectively, of fees relating to the Fernald Project recognized as receivables in our Consolidated Balance Sheets.

We provide for contract losses in their entirety in the period they become known, without regard to the percentage of completion.

The nature of our business sometimes results in clients, subcontractors or vendors presenting claims to us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In those situations where a claim against us may result in additional costs to the contract, we would include in the total estimated costs of the contract (and therefore, the estimated amount of margin to be earned under the contract) an estimate, based on all relevant facts and circumstances available, of the additional costs to be incurred. Similarly, and in the normal course of business, we may present claims to our clients for costs we have incurred for which we believe we are not contractually responsible. In those situations where we have presented such claims to our clients, we include in revenues the amount of costs incurred, without profit, to the extent it is probable that the claims will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. Costs associated with unapproved change orders are included in revenues using substantially the same criteria used for claims.

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

As is common in the industry, we execute certain contracts jointly with third parties through various forms of joint ventures and consortiums. For certain of these joint ventures (i.e., where we have an undivided interest in the assets and liabilities of the venture), we recognize our proportionate share of joint venture revenues, costs and operating profit in our Consolidated Statements of Earnings. For other investments in engineering and construction joint ventures, we use the equity method of accounting.

Accounting for Stock Issued to Employees and Others—Effective October 1, 2005, we began accounting for stock issued to employees and outside directors in accordance with the provisions of SFAS No. 123R—Share-Based Payment. SFAS 123R superseded APB Opinion No. 25—Accounting for Stock Issued to Employees and requires that we measure the value of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed fair value is recognized as a non-cash cost over the period the employee provides services.

We use the Black-Scholes option pricing model to compute the grant date fair value of the award. The Black-Scholes model requires the use of highly subjective assumptions in order to compute the hypothetical, fair value of a stock option. Changes in these assumptions can cause drastically different values being assigned to a stock option. The value assigned to any stock options that may be awarded in the future as well as the related expense associated with any such awards will be dependent on the assumptions used.

Accounting for Pension Plans—In accounting for pension plans, we follow the provisions of SFAS No. 87—Employers’ Accounting for Pensions, and SFAS No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 87 requires the use of assumptions and estimates in order to calculate periodic pension cost, and the value of the plans’ assets and liabilities. These assumptions involve discount rates, investment returns, and projected salary increases, among others. We rely on qualified actuaries to assist us in valuing the financial position of the plans, and to provide advice regarding the actuarial assumptions used. The expected rates of return on plan assets for fiscal 2007 ranged from 5.0% to 9.0%, which is unchanged from last year. We believe this range of rates reflects the long-term returns expected on the plans’ assets, considering projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were changed from a range of 4.75% to 6.25% in fiscal 2006 to a range of 5.20% to 5.75% in fiscal 2007. Changes in the actuarial assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense. Management, together with our actuaries, monitor trends in the marketplace within which our pension plans operate in order to assure the fairness of the actuarial assumptions used.

In September 2006, the FASB issued SFAS 158. SFAS 158 requires companies to (i) recognize the funded statuses of their single-employer, defined benefit postretirement plans as assets or liabilities in their balance sheets; (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses that arise during the period being reported but are not recognized as a component of periodic benefit cost under existing accounting rules; and (iii) measure defined benefit pension plan assets and obligations as of the date of the sponsor’s balance sheet. In fiscal 2007, we were required to initially recognize the funded statuses of our defined benefit pension plans in our consolidated balance sheet which resulted in a $45.0 million after-tax gain in accumulated other comprehensive income. The other provisions of SFAS 158 (relating to the change in measurement date of the plans’ assets and liabilities) is effective for fiscal years ending after December 15, 2008 (i.e., September 30, 2009 for us). The change in measurement date is not expected to have a material effect on our consolidated financial statements

Accounting for Income Taxes—We account for income taxes in accordance with SFAS No. 109—Accounting for Income Taxes, and other, applicable authoritative pronouncements. Judgment is required in determining our worldwide provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service, most states in the

United States, and by various government agencies representing many jurisdictions outside the United States. Our effective tax rate was 36.0% in fiscal 2007, 35.5% in fiscal 2006 and 37.2% in fiscal 2005. We routinely monitor the appropriateness of our worldwide tax rate, and we adjust our income tax expense in the period it is probable that actual results will differ from our estimates.

In July 2006, the FASB issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on an entity’s tax return. FIN 48 also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (i.e., fiscal 2008 for us). We continue to evaluate the impact of FIN 48 but do not expect the adoption to have a material effect on our consolidated financial statements.

Insurance Matters, Litigation, Claims, and Contingencies—In the normal course of business, we are subject to certain contractual guarantees and litigation. The guarantees to which we are a party generally relate to project schedules and plant performance. Most of the litigation involves us as a defendant in workers’ compensation; personal injury; environmental; employment/labor; professional liability; and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. We have elected, however, to retain a portion of losses that occur through the use of various deductibles, limits, and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of our contracts.

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

Foreign Currencies—We transact business in various currencies. The functional currency of each of our foreign operations is the currency of the local country. Consequently, and in accordance with SFAS No. 52—Foreign Currency Translation, revenues and expenses of operations outside the United States are translated into U.S. dollars using weighted-average exchange rates for the applicable period(s) being translated while the assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. The net effect of the foreign currency translation process (translating the income statement accounts at rates that are different from those used to translate the balance sheet accounts) is included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Our net exposure to foreign currency transaction gains and losses is limited because, in general, our various operations invoice clients and satisfy their financial obligations in their respective functional currencies. In situations where our operations incur contract costs in currencies other than their functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts in order to limit our exposure to fluctuating foreign currencies. In those situations, we follow the provisions of SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities in accounting for our derivative contracts.

Results of Operations

General

Our business focuses exclusively on providing technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. The services we provide generally fall into four broad categories:

•	Project Services (which includes engineering, design, architectural, and similar services);

•	Process, Scientific, and Systems Consulting services (which includes services performed in connection with a wide variety of scientific testing, analysis, and consulting activities);

•

Construction services (which encompasses traditional field construction services as well as modular construction activities, and includes direct-hire construction and construction management services); and

•

Operations and Maintenance services (which includes services performed in connection with operating large, complex facilities on behalf of clients as well as services involving process plant maintenance).

The scope of services we can provide our clients, therefore, ranges from consulting and conceptual design services (which are often required by clients in the very early stages of a project) to complete, single-responsibility, design-build-operate contracts.

The following table sets forth our revenues by type of service for each year ended September 30 (in thousands):

	2007	2006	2005
Technical Professional Services Revenues:
Project Services	$3,828,179	$2,894,293	$2,469,879
Process, Scientific, and Systems Consulting	597,116	482,344	385,700

Total Technical Professional Services Revenues	4,425,295	3,376,637	2,855,579

Field Services Revenues:
Construction	2,990,177	3,239,613	1,884,066
Operations and Maintenance	1,058,498	805,020	895,356

Total Field Services Revenues	4,048,675	4,044,633	2,779,422

	$8,473,970	$7,421,270	$5,635,001

We focus our services on clients operating in certain industry groups and markets. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each year ended September 30 (in thousands):

	2007	2006	2005
Energy & Refining—Downstream (a)	$2,520,064	$2,255,928	$1,637,675
National Government Programs	1,500,007	1,259,361	1,160,664
Chemicals and Polymers	1,238,350	1,124,254	737,872
Oil & Gas—Upstream (a)	890,943	546,663	319,796
Pharmaceuticals and Biotechnology	756,178	678,989	514,836
Infrastructure	681,367	546,999	464,400
Buildings	437,122	395,190	462,147
Industrial and Other (b)	449,939	613,886	337,611

	$8,473,970	$7,421,270	$5,635,001

(a)	In prior annual reports, these amounts were combined into one category called “Oil & Gas and Refining”. Prior year information has been reclassified to conform to the fiscal 2007 presentation.
(b)	Includes projects for our clients operating in the technology and manufacturing; pulp and paper; food and consumer products; and basic resources industries, among others.

Fiscal 2007 Compared to Fiscal 2006

We recorded net earnings of $287.1 million, or $2.35 per diluted share, for fiscal year ended September 30, 2007, compared to net earnings of $196.9 million, or $1.64 per diluted share for fiscal 2006.

Total revenues for fiscal 2007 increased by $1.1 billion, or 14.2%, to $8.5 billion, compared to total revenues of $7.4 billion for fiscal 2006. Revenues increased among most of the industry groups and markets we serve, lead by a combined, $608.4 million increase, or 21.7%, in revenues from clients operating in the energy and refining, and the upstream oil and gas industries. Also contributing to the revenue growth in fiscal 2007 were a $240.6 million increase, or 19.1%, in revenues from projects for our national government programs clients; a $114.1 million increase, or 10.1%, in revenues from projects for our clients operating in the chemicals and polymers industries; and a $134.4 million increase, or 24.6%, in revenues from projects for our infrastructure clients.

With respect to projects for our clients operating in the oil & gas and refining industries, revenue from the downstream sector grew by $264.1 million, or 11.7%, from last year. Most of this increase continues to relate to higher capital spending on projects involving the reconfiguration and expansion of existing refineries, and addressing the effects of changing crude inputs—from lighter crudes to heavier crudes that contain slightly higher levels of sulfur. More recently, we have seen increased capital spending by many of our refinery clients involving projects driven by government regulations. These include projects to comply with the nonroad diesel emission and other similar standards. Revenue from the upstream sector of the oil & gas and refining industries grew by $344.3 million, or 63.0%, from last year. We continued to see a high level of spending in fiscal 2007 by our clients on oil and gas extraction projects, particularly in the oil sands area of Canada.

Revenues from projects for our national government programs clients increased by $240.6 million, or 19.1%, from last year. Most of the increase was due to higher levels of revenue from the U.S. federal government relating to various aerospace and defense projects. Revenues from projects for our clients in the chemicals and polymers industries increased by $114.1 million, or 10.1%, due to continued demand to increase production capacity. Revenues from projects performed for our infrastructure clients increased by $134.4 million, or 24.6%, from last year. Part of the increase was due to the acquisition of Edwards and Kelcey, Inc. (Edwards and Kelcey) in April 2007. Edwards and Kelcey contributed $67.2 million in revenues during fiscal 2007. The balance of the increase in infrastructure revenues was due to higher spending by clients on projects for improved roads, highways, and bridges.

Included in the above increase in revenues was a $66.0 million increase in pass-through costs. Pass through costs totaled $2,746.7 million in fiscal 2007 compared to $2,680.7 million in fiscal 2006. When we are responsible for subcontract labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. The level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves, as opposed to using our services, as well as on the normal ramping-up (and winding-down) of field services activities on construction and O&M projects. Pass through costs as a percentage of field services revenues in fiscal 2007 and 2006 were essentially unchanged.

As a percentage of revenues, direct costs of contracts were 85.7% for fiscal 2007, compared to 87.4% for fiscal 2006 (for the remainder of this MD&A, we refer to this percentage relationship as the “DC%”). The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the DC% will be. Because pass-through costs typically generate lower margins, it is not unusual for us to experience an increase or decrease in revenues relating to pass-through costs without experiencing a corresponding increase or decrease in our gross margins and operating profit. The decrease in the DC% in fiscal 2007 as compared to last year was due primarily to the increase in technical professional services revenues relative to field services revenues. Also contributing to the decrease in the DC% was a slight increase in the margin rates earned on our technical professional services revenues.

SG&A expenses for fiscal 2007 increased by $136.7 million, or 21.6%, to $769.4 million, compared to $632.7 million for fiscal 2006. The increase in SG&A expenses was due almost entirely to the business growth we experienced in fiscal 2007, particularly in support of the technical professional services area of our business. Generally speaking, such services require higher labor and facilities costs in order to support those activities. Also contributing to the increase in SG&A expenses was the acquisition of Edwards and Kelcey, which contributed $22.8 million of SG&A expenses in fiscal 2007.

Operating profit for fiscal 2007 increased by $140.4 million, or 46.6%, to $442.0 million, compared to $301.6 million for fiscal 2006. As a percentage of revenues, operating profit was 5.2% for fiscal 2007 compared to 4.1% in fiscal 2006. The increase in operating profit during fiscal 2007 as compared to last year was due primarily to the increase in technical professional services revenues; the improvement in our level of SG&A expenses relative to technical professional services revenues; and a slight improvement in the margin rates earned on our technical professional services revenues.

Interest income for fiscal 2007 increased by $4.6 million, or 29.9%, to $19.8 million, compared to $15.2 million for fiscal 2006. The increase in interest income was due primarily to higher average cash balances on deposit during fiscal 2007 as compared to last year combined with a slight increase in the rate of interest earned on our deposits.

We recorded income tax expense of $161.5 million during fiscal 2007, compared to $108.4 million during fiscal 2006. Our overall effective tax rate was 36.0% for fiscal 2007 compared to 35.5% last year. The Company’s overall effective tax rate for fiscal 2006 was positively affected by the favorable settlement of a matter with the U.S. Internal Revenue Service (IRS), off-set in part by provisions recorded for certain other income tax exposures. The net effect of the IRS settlement and the other income tax exposures was a net reduction of $1.5 million to the fiscal 2006 total tax expense. In the normal course of our business, we may engage in numerous transactions for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. We continually monitor the appropriateness of the rate, and we adjust our income tax expense in the period it is probable that actual results will change.

Fiscal 2006 Compared to Fiscal 2005

We recorded net earnings of $196.9 million, or $1.64 per diluted share, for fiscal year ended September 30, 2006, compared to net earnings of $131.6 million, or $1.12 per diluted share for fiscal 2005.

Total revenues for fiscal 2006 increased by $1.8 billion, or 31.7%, to $7.4 billion, compared to total revenues of $5.6 billion for fiscal 2005. Revenues increased among most of the industry groups and markets we serve, lead by a 52.4% increase in revenues from clients operating in the chemicals and polymers markets, and a 43.2% increase in revenues from clients operating in the energy and refining-downstream industries. The increase in revenues from clients operating in the chemicals and polymers markets was driven by demand by a number of our clients to increase capacity. The increase in revenues from our clients operating in the oil & gas and refining industries was due primarily to new and continuing projects reconfiguring existing refineries in order to increase production and address the effects of changing crude inputs—from lighter crudes to heavier crudes that contain slightly higher levels of sulfur.

Also contributing to the increase in revenues were new awards in the oil & gas upstream market relating to oil sands extraction projects, as well as a $1,145.2 million increase in pass-through costs. The increase in pass-through costs from fiscal 2005 to 2006 was consistent with the overall increase in field services revenues.

The DC% was 87.4% for fiscal 2006, compared to 85.7% for fiscal 2005. The increase in the DC% in fiscal 2006 from fiscal 2005 was due to the increase in field services activity combined with slightly lower fees from our technical professional services revenues, off-set in part by slightly higher fees from field services.

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

Operating profit for fiscal 2006 increased by $86.7 million, or 40.3%, to $301.6 million, compared to $214.9 million during fiscal 2005. The increase in operating profit during fiscal 2006 as compared to fiscal 2005 was due to the overall increase in business activity. As a percentage of revenues, operating profit was 4.1% for fiscal 2006 compared to 3.8% in fiscal 2005. Notwithstanding the increase in the direct costs of contracts as a percentage of revenue, the Company was able to increase its operating profit by limiting the increase in SG&A expenses.

Interest income increased by $10.9 million to $15.2 million during fiscal 2006, compared to $4.3 million of interest income during fiscal 2005. Included in interest income for fiscal 2006 is $3.3 million relating to the favorable settlement of a matter with the IRS (discussed below). The balance of the increase in interest income was a result of higher cash balances on deposit during fiscal 2006 as compared to fiscal 2005. Interest expense increased by $1.0 million to $7.5 million during fiscal 2006, compared to $6.5 million of interest expense during fiscal 2005. The increase in interest expense is due primarily to higher levels of borrowing by our operations outside the U.S. (in support of the growth in business) combined with slightly higher interest rates.

We recorded income tax expense of $108.4 million during fiscal 2006, compared to $77.9 million during fiscal 2005. Our overall effective tax rate was 35.5% during fiscal 2006 compared to 37.2% for fiscal 2005. The overall effective tax rate for fiscal 2006 was impacted by the favorable settlement of a matter with the IRS, off-set in part by provisions recorded for certain other income tax exposures. The net effect of the IRS settlement and the other income tax exposures was a net reduction to the Company’s income tax expense of $1.5 million. Impacting the overall effective tax rate for fiscal 2005 was certain stock-based compensation expense amounts relating to the Company’s employee stock purchase plans where no tax benefit was available to the Company. In the normal course of our business, we may engage in numerous transactions for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. We continually monitor the appropriateness of the rate, and we adjust our income tax expense in the period it is probable that actual results will change.

Contractual Obligations

The following table sets forth certain information about our contractual obligations as of September 30, 2007 (in thousands):

	Payments Due by Fiscal Period
	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations	$40,450	$—	$—	$40,450	$—
Operating leases (a)	557,678	111,230	179,913	138,512	128,023
Obligations under defined benefit pension plans (b)	107,852	27,188	57,682	22,982	—
Obligations under nonqualified deferred compensation plans (c)	73,172	5,592	11,864	12,833	42,883
Purchase obligations (d)	858,794	858,794	—	—	—

Total	$1,637,946	$1,002,804	$249,459	$214,777	$170,906

(a)	Assumes the Company will make end of lease term residual value guarantee payments of $35.3 million in 2011 and $38.8 million in 2015 with respect to the lease of two office buildings in Houston, Texas.
(b)	Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2008, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of September 30, 2007. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.
(c)	Assumes that future payments will be consistent with amounts paid in fiscal 2007, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of September 30, 2007.
(d)	Represents those liabilities estimated to be under firm contractual commitments as of September 30, 2007.

Backlog

The following table summarizes our backlog at September 30, 2007, 2006, and 2005 (in millions):

	2007	2006	2005
Technical professional services	$6,188.5	$5,153.4	$4,329.0
Field services	7,397.3	4,624.3	4,314.0

Total	$13,585.8	$9,777.7	$8,643.0

Because the entire value of contracts is added to backlog as soon as the contracts are awarded to us (rather than adding the contracts to backlog gradually over time), and many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. Our backlog at September 30, 2007 increased by $3.8 billion, or 38.9%, to $13.6 billion from $9.8 billion at September 30, 2006. The increase in backlog during fiscal 2007 was attributable primarily to new awards from clients operating in the upstream oil & gas, and downstream energy and refining industries.

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

Total backlog at September 30, 2007 included approximately $2.2 billion, or 16.5% of total backlog, relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies. This compares to approximately $2.2 billion, or 22.3% of total backlog, and $2.2 billion, or 25.3% of total backlog, of U.S. federal backlog at September 30, 2006 and 2005, respectively. Most of our federal contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).

Subject to the factors discussed in Item 1A—Risk Factors, above, we estimate that approximately $7.7 billion, or 56.5%, of total backlog at September 30, 2007 will be realized as revenues within the next fiscal year.

Effects of Inflation

Refer to Item 1A—Risk Factors, above.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. At September 30, 2007, our principal source of liquidity consisted of $613.4 million of cash and cash equivalents, and $249.6 million of available capacity under our $290.0 million unsecured, revolving credit facility discussed below.

During fiscal 2007, our cash and cash equivalents increased by $179.3 million, to $613.4 million. This compares to an increase in cash and cash equivalents of $194.2 million during fiscal 2006, and an increase of $139.8 million during fiscal 2005. During fiscal 2007, we experienced net cash inflows from operating activities of $360.9 million. Additionally, we experienced a $4.5 million increase resulting from changes in exchange rates during fiscal 2007. These inflows were offset in part by net cash outflows from investing activities and financing activities of $165.8 million and $20.3 million respectively.

Our operations provided net cash of $360.9 million during fiscal 2007. This compares to net cash inflows of $223.5 million and $150.3 million during fiscal 2006 and 2005, respectively. The $137.3 million increase in cash provided by operations in fiscal 2007 as compared to fiscal 2006 was due primarily to a $90.2 million increase in net earnings, a $53.4 million increase relating to the timing of cash receipts and payments within our working capital accounts, and increases in certain non-cash items including an increase of $9.1 million in depreciation and amortization of property, equipment and improvements, and a $0.8 million increase in stock-based compensation. These increases in cash flows from operations were offset in part by the effects of a $1.2 million change in deferred income taxes, a $13.0 million change in the excess tax benefits relating to stock based compensation, and a $1.7 million decrease in amortization of intangible assets.

We used $165.8 million of cash and cash equivalents for investing activities during fiscal 2007. This compares to net cash outflow of $67.6 million and $68.3 million during fiscal 2006 and 2005 respectively. The $98.2 million increase in cash used for investing activities as compared to fiscal 2006 was due primarily to an additional $77.8 million of cash used for acquisitions of businesses. Also contributing to the increase in cash used for investing activities in fiscal 2007 as compared to fiscal 2006 was an additional $10.6 million of cash used for purchases of property and equipment, and a $10.9 million increase in miscellaneous, non-current assets. We used $88.7 million of cash for acquisitions of businesses during fiscal 2007. Included in this amount is cash used to complete the acquisitions of Edwards & Kelcey, W.H. Linder & Associates, Inc., and John F. Brown. Also included in this amount is cash used to acquire all of the minority interest of Jacobs Engineering India Pvt. Ltd.

Our financing activities resulted in net cash outflows of $20.3 million during fiscal 2007. This compares to net cash inflows of $48.3 million and $60.7 million during fiscal 2006 and 2005, respectively. The $68.6 million decrease in cash flows from financing activities during fiscal 2007 as compared to fiscal 2006 was due primarily to a more aggressive strategy in fiscal 2007 of paying-down debt which resulted in an additional use of cash of $46.2 million in fiscal 2007 as compared to last year. Also contributing to the increase in cash used for financing activities was a $40.7 million change in other deferred liability accounts (relating primarily to accrued pension liabilities). These uses of cash were off-set in part by a $13.0 million increase in the excess tax benefits relating to stock based compensation, and a $5.3 million increase in cash from issuances of common stock through our stock option and stock-purchase plans.

We believe we have adequate liquidity and capital resources to fund our operations and service our debt for the foreseeable future. We had $613.4 million in cash and cash equivalents at September 30, 2007, compared to $434.1 million at September 30, 2006. Our consolidated working capital position at September 30, 2007 was $1.0 billion, compared to $776.8 million at September 30, 2006. We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity, under which only $40.5 million was utilized at September 30, 2007 in the form of direct borrowings. We believe that the capacity, terms and conditions of our long-term revolving credit facility is adequate for our working capital and general business requirements.

New Accounting Pronouncements

In addition to SFAS 158 and FIN 48 (discussed above), readers of this MD&A should be aware of the following new accounting pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only source for long-term credit is a $290.0 million syndicated revolving credit facility. The total amount outstanding under this facility at September 30, 2007 was $40.5 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the company can use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk.

Foreign Currency Risk

In situations where our operations incur contract costs in currencies other than their functional currency, we attempt to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts in order to limit our exposure to fluctuating foreign currencies. We follow the provisions of SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities in accounting for our derivative contracts. At September 30, 2007, we had the following derivative contracts outstanding (“USD” refers to U.S. dollar; “GBP”, the British Pound; “BHD”, the Bahraini Dinar):

Hedge Instrument	Notional Amount	Rate	Settlement Year
Euro Put Option	€4,419,000	0.8105 / USD	2008
Bahraini Dinar Forward	BHD 4,690,000	0.7527 / GBP	2008
Euro Put Option	€13,200,000	1.4522 / GBP	2009
British Pound Forward	£520,000	1.3300 / BHD	2008

Concurrent with the acquisition of the Babtie Group, we entered into a forward contract with a large, U.S. bank. The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Based on the terms of the contract, we believe the effect of the loan on future earnings at September 30, 2007 should be limited to $2.7 million of expense. At September 30, 2007, the notional amount of the contract was £39.9 million. It provides for an average exchange rate of 0.5828 GBP-to USD, and terminates in fiscal 2011. This derivative qualifies as a cash flow hedge under the provisions of SFAS 133.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K and is incorporate herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2007, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date based on the framework established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the internal controls of the Company over its financial reporting as of the Evaluation Date were effective. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which appears later in this Form 10-K.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Noel G. Watson	71	Chairman of the Board	1965
Craig L. Martin	58	President, Chief Executive Officer and Director	1994
Thomas R. Hammond	56	Executive Vice President, Operations	1975
George A. Kunberger, Jr.	55	Executive Vice President, Operations	1979
Gregory J. Landry	59	Executive Vice President, Operations	1984
John W. Prosser, Jr.	62	Executive Vice President, Finance and Administration and Treasurer	1974
Walter C. Barber	66	Group Vice President	1999
Warren M. Dean	63	Group Vice President	1994
Arlan C. Emmert	62	Group Vice President	1985
Peter M. Evans	62	Group Vice President	2001
Michael J. Higgins	63	Group Vice President	1994
Andrew F. Kremer	50	Group Vice President	1998
Kevin J. McMahon	51	Group Vice President	2007
Earl J. Mitchell, Jr.	54	Group Vice President	1989
Christopher E. Nagel	56	Group Vice President	1982
Rogers F. Starr	64	President, Jacobs Technology, Inc.	1999
Philip J. Stassi	52	Group Vice President	1977
James T. Stewart	59	Group Vice President	2006
Allyn B. Taylor	59	Group Vice President	1993
James W. Thiesing	63	Group Vice President	1992
William J. Birkhofer	59	Senior Vice President, Public Sector Sales	1999
Robert M. Clement	59	Senior Vice President, Global Sales	1990
Martin G. Duvivier	55	Senior Vice President	2000
William C. Markley, III	62	Senior Vice President, General Counsel and Secretary	1981
John McLachlan	61	Senior Vice President, Acquisitions and Strategy	1974
Robert G. Norfleet	44	Senior Vice President, Quality and Safety	1999
Laurence R. Sadoff	60	Senior Vice President, Operations	1993
Patricia H. Summers	50	Senior Vice President, Global Human Resources	2004
Nazim G. Thawerbhoy	60	Senior Vice President and Controller	1979
Mark S. Williams	50	Senior Vice President, Information Technology	1999

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. McMahon and Stewart, and Ms. Summers, have served in executive and senior management capacities with the Company for more than five years.

Mr. McMahon joined the Company in April 2007 through the acquisition of Edwards and Kelcey, Inc. Mr. McMahon served in various senior management roles with Edwards and Kelcey since first joining them in 1991, most recently as chairman and chief executive officer from 1999 to 2007. Prior to joining Jacobs in 2006, Mr. Stewart was chairman and chief executive officer of Mobile Energy Services Company, an industrial energy company and supplier from 2000 to 2005. Prior to joining Jacobs in 2004, Ms. Summers served as corporate vice president of compensation, benefits and executive development for Northrop Grumman Corporation from January 2000 to April 2003.

Code of Ethics

We have adopted a code of ethics for our chief executive, chief financial and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full text of the codes of ethics and corporate governance guidelines is available at our website www.jacobs.com. Although we have never done so, in the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Commission rules, we will disclose such amendment or waiver and the reasons therefor on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Jacobs Engineering Group Inc., 1111 S. Arroyo Parkway, Pasadena, California, 91105, Attention: Corporate Secretary.

Corporate Governance

The information required Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year. The information required by Item 201(d) of Regulation S-K is submitted in a separate section of this Form 10-K. See Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, above.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

Item 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	The Company’s Consolidated Financial Statements at September 30, 2007 and 2006 and for each of the three years in the period ended September 30, 2007 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

(2)	Financial statement schedules—no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)	See Exhibits and Index to Exhibits, below.

(b)	Exhibits and Index to Exhibits:

†3.1	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Bylaws of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 and incorporated herein by reference.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 7.04 of Article VII of Exhibit 3.2.

4.3	Amended and Restated Rights Agreement, amended and restated as of December 20, 2000 by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. Filed as Exhibit 1 to Registrant’s Form 8-A/A filed on December 22, 2000 and incorporated herein by reference.

10.1	The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers. Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 and incorporated herein by reference.

10.2	The Executive Security Program of Jacobs Engineering Group Inc. Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 and incorporated herein by reference.

10.3	Jacobs Engineering Group Inc. 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 and incorporated herein by reference.

10.4	Jacobs Engineering Group Inc. 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 and incorporated herein by reference.

†10.5	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan.

10.6	The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated. Filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 and incorporated herein by reference.

10.7	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on August 7, 2001, and incorporated herein by reference.

10.8	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors. Filed as Exhibit 10.8 to the Registrant’s Annul Report on Form 10-K for the year ended September 30, 2003 and incorporated herein by reference.

†10.9	Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated April 1, 2003.

10.10	Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 and incorporated herein by reference.

10.11	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as Amended and Restated. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 and incorporated herein by reference.

10.12	Credit Agreement dated as of December 15, 2005 among Jacobs Engineering Group Inc. and certain of its subsidiaries (as “Borrowers”), and the Bank of Nova Scotia, Wachovia Bank N.A., BNP Paribas., Bank of America, N.A. (as “Administrative Agent”), and other lender parties, and Banc of America Securities LLC (as “Sole Lead Arranger”). Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 and incorporated herein by reference.

10.13	Amendment Agreement Entered Into as of May 4, 2007 Among Jacobs Engineering Group Inc. and Certain Subsidiaries, the Bank of Nova Scotia as Canadian Facility Agent, Bank of America, N.A. as Administrative Agent, and Certain Other Lending Banks and Financial Institutions. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 and incorporated herein by reference

10.14	Assignment Letter Agreement dated February 16, 2005 between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 99.1 to the Registrant’s current report on Form 8-K dated February 22, 2005 and incorporated herein by reference.

11.	Statement of computation of net income per outstanding share of common stock is incorporated by reference from the Company’s Consolidated Financial Statements and notes thereto (see Item 15(a)(1), above).

14.	Jacobs Engineering Group Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Filed as Exhibit 14 to the Registrant’s Annul Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Being filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

Dated: November 27, 2007	By:	/s/ CRAIG L. MARTIN
Craig L. Martin President, Chief Executive Officer, Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ CRAIG L. MARTIN Craig L. Martin	President, Chief Executive Officer and Director	November 27, 2007

/s/ NOEL G. WATSON Noel G. Watson	Chairman of the Board	November 27, 2007

/s/ JOSEPH R. BRONSON Joseph R. Bronson	Director	November 27, 2007

/s/ ROBERT C. DAVIDSON, JR. Robert C. Davidson, Jr.	Director	November 27, 2007

/s/ EDWARD V. FRITZKY Edward V. Fritzky	Director	November 27, 2007

/s/ ROBERT B. GWYN Robert B. Gwyn	Director	November 27, 2007

/s/ JOHN P. JUMPER John P. Jumper	Director	November 27, 2007

/s/ DALE R. LAURANCE Dale R. Laurance	Director	November 27, 2007

/s/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director	November 27, 2007

/s/ BENJAMIN F. MONTOYA Benjamin F. Montoya	Director	November 27, 2007

/s/ THOMAS M.T. NILES Thomas M.T. Niles	Director	November 27, 2007

/s/ JOHN W. PROSSER, JR. John W. Prosser, Jr.	Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	November 27, 2007

/s/ NAZIM G. THAWERBHOY Nazim G. Thawerbhoy	Senior Vice President and Controller (Principal Accounting Officer)	November 27, 2007

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 30, 2007

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and 2006

(In thousands, except share information)

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$613,352	$434,067
Receivables	1,532,602	1,304,262
Deferred income taxes	92,992	46,727
Prepaid expenses and other current assets	39,132	32,905

Total current assets	2,278,078	1,817,961

Property, Equipment and Improvements, Net	192,489	171,276

Other Noncurrent Assets:
Goodwill	626,686	554,986
Miscellaneous	292,168	309,661

Total other noncurrent assets	918,854	864,647

	$3,389,421	$2,853,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$529	$14,474
Accounts payable	376,483	397,007
Accrued liabilities	626,091	495,700
Billings in excess of costs	245,486	112,260
Income taxes payable	27,845	21,754

Total current liabilities	1,276,434	1,041,195

Long-term Debt	40,450	77,673

Other Deferred Liabilities	228,824	304,531

Minority Interests	51	7,271

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—120,221,871 shares and 58,995,813 shares, respectively	120,222	58,996
Additional paid-in capital	460,468	417,905
Retained earnings	1,272,352	1,023,968
Accumulated other comprehensive loss	(9,380)	(77,655)

Total stockholders’ equity	1,843,662	1,423,214

	$3,389,421	$2,853,884

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended September 30, 2007, 2006, and 2005

(In thousands, except per share information)

	2007	2006	2005
Revenues	$8,473,970	$7,421,270	$5,635,001
Costs and Expenses:
Direct costs of contracts	(7,262,621)	(6,487,022)	(4,828,697)
Selling, general and administrative expenses	(769,393)	(632,692)	(591,413)

Operating Profit	441,956	301,556	214,891

Other (Expense) Income:
Interest income	19,764	15,209	4,349
Interest expense	(8,019)	(7,496)	(6,471)
Miscellaneous expense, net	(5,059)	(3,982)	(3,293)

Total other income (expense), net	6,686	3,731	(5,415)

Earnings Before Taxes	448,642	305,287	209,476
Income Tax Expense	(161,512)	(108,404)	(77,868)

Net Earnings	$287,130	$196,883	$131,608

Net Earnings Per Share:
Basic	$2.42	$1.69	$1.15
Diluted	$2.35	$1.64	$1.12

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2007, 2006, and 2005

(In thousands)

		Components of Total Stockholders’ Equity
	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp- rehensive Income (Loss)	Total Stock- holders’ Equity
Balances at September 30, 2004		$56,699	$272,619	$742,426	$(43,942)	$1,027,802
Net earnings	$131,608	—	—	131,608		131,608
Foreign currency translation adjustments	(1,626)	—	—	—	(1,626)	(1,626)
Minimum pension liability (net of deferred tax benefit of $19,112)	(49,494)	—	—	—	(49,494)	(49,494)
Other, miscellaneous elements of total comprehensive income (loss), net (net of deferred tax benefit of $1,165)	(2,288)	—	—	—	(2,288)	(2,288)

Comprehensive income	$78,200

Issuances of equity securities, net		1,576	82,139	—	—	83,715
Repurchases of equity securities		(249)	(1,170)	(23,969)	—	(25,388)
Issuance of restricted stock, net of forfeitures		104	1,347	—	—	1,451

Balances at September 30, 2005		58,130	354,935	850,065	(97,350)	$1,165,780
Net earnings	$196,883	—	—	196,883		196,883
Foreign currency translation adjustments	(4,811)	—	—	—	(4,811)	(4,811)
Minimum pension liability (net of deferred tax expense of $10,363)	22,426	—	—	—	22,426	22,426
Other, miscellaneous elements of total comprehensive income (loss), net (net of deferred tax expense of $1,092)	2,080	—	—	—	2,080	2,080

Comprehensive income	$216,578

Issuances of equity securities, net		961	60,676	—	—	61,637
Repurchases of equity securities		(198)	(1,833)	(22,980)	—	(25,011)
Issuance of restricted stock, net of forfeitures		103	4,127	—	—	4,230

Balances at September 30, 2006		58,996	417,905	1,023,968	(77,655)	$1,423,214
Net earnings	$287,130	—	—	287,130		287,130
Foreign currency translation adjustments	22,088	—	—	—	22,088	22,088
Adjustment to initially apply FASB Statement No. 158, net of tax	45,016	—	—	—	45,016	45,016
Other, miscellaneous elements of total comprehensive income (loss), net (net of deferred tax expense of $610)	1,171	—	—	—	1,171	1,171

Comprehensive income	$355,405

Two-for-one stock split, paid in the form of a stock dividend		59,401	(59,401)	—	—	—
Issuances of equity securities, net		1,828	87,778	—	—	89,606
Repurchases of equity securities		(367)	(1,576)	(38,746)	—	(40,689)
Issuance of restricted stock, net of forfeitures		364	15,762	—	—	16,126

Balances at September 30, 2007		$120,222	$460,468	$1,272,352	$(9,380)	$1,843,662

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Cash Flows from Operating Activities:
Net earnings	$287,130	$196,883	$131,608
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	49,712	40,598	38,721
Intangible assets	5,958	7,664	7,636
Stock based compensation	17,982	17,156	27,849
Excess tax benefits from stock based compensation	(25,803)	(12,783)	(11,934)
Net losses on sales of assets	700	141	261
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	(101,645)	(245,031)	(127,769)
Prepaid expenses and other current assets	(3,675)	(10,492)	205
Accounts payable	(54,739)	128,922	67,276
Accrued liabilities	78,861	75,325	2,534
Billings in excess of costs	119,596	(1,815)	6,681
Income taxes payable	(12,361)	25,759	13,384
Deferred income taxes	(1,450)	(223)	(7,767)
Other, net	595	1,427	1,610

Net cash provided by operating activities	360,861	223,531	150,295

Cash Flows from Investing Activities:
Additions to property and equipment	(64,620)	(53,980)	(43,902)
Disposals of property and equipment	1,490	1,302	1,354
Net increase in miscellaneous, non-current assets	(11,092)	(221)	(27,346)
Purchases of investments, net	(2,853)	(3,714)	1,564
Acquisition of businesses, net of cash acquired	(88,721)	(10,955)	—

Net cash used for investing activities	(165,796)	(67,568)	(68,330)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	28,474	68,709	64,700
Repayments of long-term borrowings	(70,860)	(86,779)	(52,840)
Net change in short-term borrowings	(13,945)	7,948	5,439
Proceeds from issuances of common stock	34,691	29,388	37,059
Excess tax benefits from stock based compensation	25,803	12,783	11,934
Other, net	(24,458)	16,270	(5,596)

Net cash provided by (used for) financing activities	(20,295)	48,319	60,696

Effect of Exchange Rate Changes	4,515	(10,064)	(2,887)

Increase in Cash and Cash Equivalents	179,285	194,218	139,774
Cash and Cash Equivalents at Beginning of Period	434,067	239,849	100,075

Cash and Cash Equivalents at End of Period	$613,352	$434,067	$239,849

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

	2007	2006	2005
Cost-reimbursable	88%	90%	85%
Fixed-price	10	9	13
Guaranteed maximum price	2	1	2

Basis of Presentation

The Consolidated Financial Statements include the accounts of the parent company, Jacobs Engineering Group Inc. and its subsidiaries. As used herein, references to the “Company”, “we”, “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries, and references to “Jacobs” refer to the parent company only. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain cost-reimbursable contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets can result in unrealized incentive fees. We recognize incentive fees based on expected results using the percentage-of-completion method of accounting. As the contract progresses and more information becomes available, the estimate of the anticipated incentive fee that will be earned is revised as necessary. We bill incentive fees based on the terms and conditions of the individual contracts. In certain situations we are allowed to bill a portion of the incentive fees over the performance period of the contract. In other situations, we are allowed to bill incentive fees only after the target criterion has been achieved. Incentive fees which have been recognized but not billed are included in receivables in the accompanying Consolidated Balance Sheets.

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

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures and consortiums. In general, such contracts fall within the scope of SOP 81-1. We therefore account for these investments in accordance with SOP 81-1 and Emerging Issues Task Force Issue 00-01—Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures. Accordingly, for certain of these joint ventures (i.e., where we have an undivided interest in the assets and liabilities of the joint venture), we recognize our proportionate share of joint venture revenues, costs, and operating profit in our Consolidated Statements of Earnings. For other investments in engineering and construction joint ventures, we use the equity method of accounting.

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from the clients); and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. Rarely do they, in and of themselves, present any risk of loss to us or to our partners separate from those that we would carry if we were performing the contract on our own. Under accounting principles generally accepted in the United States, our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our consolidated financial statements.

In accordance with the provisions of FASB Interpretation No. 46R—Consolidation of Variable Interest Entities (“FIN 46R”), we have analyzed our joint ventures and have classified them into two groups: the first group consists of those variable interest entities (“VIEs”) of which we are the primary beneficiary of the VIEs’ expected residual returns or losses; the second group consists of those VIEs of which we are not the primary beneficiary of the VIEs’ expected residual returns or losses. In accordance with FIN 46R, we apply the consolidation method of accounting for our investment in material VIEs of which we are the primary beneficiary.

At September 30, 2007, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $70.5 million and $54.8 million, respectively, as compared to total assets of $90.9 million and total liabilities of $77.2 million at September 30, 2006. At September 30, 2007, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $222.9 million and $213.1 million, respectively, as compared to total assets of $94.8 million and total liabilities of $95.1 million at September 30, 2006.

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such “pass-through” costs included in revenues during fiscal 2007, 2006, and 2005, totaled approximately $2.7 billion, $2.7 billion, and $1.5 billion, respectively.

Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 30, 2007 and 2006 consisted primarily of money market mutual funds.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables and Billings in Excess of Costs

Included in receivables in the accompanying Consolidated Balance Sheets at September 30, 2007 and 2006 were $790.5 million and $623.3 million, respectively, of unbilled receivables. Unbilled receivables represent costs and amounts earned and reimbursable under contracts in progress as of the balance sheet date. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at September 30, 2007 and 2006 were contract retentions totaling $37.1 million and $34.0 million, respectively. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months. Also included in receivables at September 30, 2007 and 2006 are allowances for doubtful accounts totaling $6.2 million and $8.0 million, respectively.

“Billings in excess of costs” represent cash collected from clients and advance billings to clients in advance of work performed. We anticipate that substantially all such amounts will be earned over the next twelve months.

Amounts due from the U.S. federal government included in receivables in the accompanying Consolidated Balance Sheets totaled $153.6 million and $159.0 million at September 30, 2007 and 2006, respectively.

As discussed above, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $49.6 million and $42.0 million at September 30, 2007 and 2006, respectively, of which $36.6 million and $33.1 million, respectively, relate to one claim on a waste incineration project performed in Europe (due to the timing of when the claim may be settled, this claim is included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets). The dispute involves proper waste feed, content of residues, final acceptance of the plant, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $56.7 million) in damages. The client has filed a counterclaim against us, which we believe is without merit.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill and the cost of intangible assets with indefinite lives are not amortized, but are instead evaluated annually for possible impairment. In conducting the impairment test, we may apply, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142—Goodwill and Other Intangible Assets, various valuation techniques to estimate the fair values of our reporting units. The resulting fair values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. The cost of intangible assets with determinable lives is amortized ratably over the useful lives of the related assets. When events or circumstances or changes in our operations occur that could indicate that the value of our intangible assets may be impaired, we would conduct an evaluation of the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoverability of the carrying value of our intangible assets with determinable lives to determine whether an adjustment should be made to the carrying value of such assets or their remaining useful lives, or both. We did not recognize any goodwill or intangible asset impairment charge in fiscal 2007, 2006 or 2005.

In accordance with SFAS No. 142—Goodwill and Other Intangible Assets, the amount of goodwill carried in our Consolidated Balance Sheets is tested annually for possible impairment. In conducting the impairment test, we may apply, in accordance with the provisions of SFAS 142, various valuation techniques to estimate the fair value of our reporting units. The values resulting from the application of these valuation techniques are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party.

Foreign Currencies

In preparing our consolidated financial statements, it is necessary to translate the financial statements of our subsidiaries operating outside the United States, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. We follow the provisions of SFAS No. 52—Foreign Currency Translation in preparing our consolidated financial statements. Accordingly, revenues and expenses of operations outside the United States are translated into U.S. dollars using weighted-average exchange rates for the applicable period(s) being translated while the assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. The net effect of foreign currency translation adjustments is included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

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

As more fully discussed below, we completed a two-for-one stock split during fiscal 2007. In accordance with SFAS 128, all EPS information, and share and per-share information relating to our equity compensation plans has been adjusted retroactively for all periods presented herein to reflect the stock split.

Share-Based Payment

In accounting for stock issued to employees and others, we follow the provisions of SFAS No. 123R—Share-Based Payment. SFAS 123R requires that we measure the value of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award. We adopted SFAS 123R effective October 1, 2005 under the modified retrospective application method.

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	27.87%	30.48%	30.46%
Risk-free interest rate	5.03%	5.21%	3.80%
Expected life of options (in years)	4.75	4.75	6.50

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Pensions—In accounting for pension plans, we follow the provisions of SFAS No. 87—Employers’ Accounting for Pensions, and SFAS No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 87 requires the use of assumptions and estimates in order to calculate periodic pension cost, and the value of the plans’ assets and liabilities. These assumptions involve discount rates; investment returns; and projected salary increases, among others. We rely on qualified actuaries to assist us in valuing the financial position of the plans, and to provide advice regarding the actuarial assumptions used. Changes in the actuarial assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Income Taxes—We account for income taxes in accordance with SFAS No. 109—Accounting for Income Taxes, and other applicable accounting standards. Judgment is required in determining our worldwide provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States.

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

Fair Value of Financial Instruments

The net carrying amounts of cash and cash equivalents; receivables; and notes payable approximate fair value due to the short-term nature of these instruments. Similarly, we believe the carrying value of our long-term debt also approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. Certain other assets and liabilities, such as forward contracts and an interest rate swap agreement we purchased as cash-flow hedges (discussed below), are required to be carried in our consolidated financial statements at fair value.

3.	Stock Split

On January 25, 2007 the Board of Directors of Jacobs declared a two-for-one stock split that was paid in the form of a 100% stock dividend on March 15, 2007 to shareholders of record on February 15, 2007. The stock split was accounted for by transferring approximately $59.4 million from additional paid-in capital to common stock. The par value of the common stock of Jacobs did not change as a result of the stock split. In accordance with SFAS 128, all EPS information, and share and per-share information relating to our equity compensation plans has been adjusted retroactively for all periods presented herein to reflect the stock split. With respect to the balance sheet presentation of the Company’s capital accounts, however, the stock split was accounted for as a fiscal 2007 transaction.

4.	Stock Purchase and Stock Option Plans

Broad-Based, Employee Stock Purchase Plans

We sponsor two, broad-based, shareholder-approved employee stock purchase plans: the 1989 Employee Stock Purchase Plan (the “1989 ESPP”) and the Global Employee Stock Purchase Plan (the “GESPP”). Both plans give employees the right to purchase shares of the common stock of Jacobs.

Prior to fiscal 2006, the price paid for a share of stock by employees participating in the 1989 ESPP and GESPP varied by plan, but in general could not be less than the lower of (i) 90% of the common stock’s closing market price on the first day of the option period, or (ii) 90% of the common stock’s closing market price on the last day of the option period (the “option period” was a period of time (typically six months) during which

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees deferred monies from their base salaries which would be used to purchase shares under the plans). During fiscal 2005, in anticipation of the Company having to adopt SFAS 123R, certain amendments were made to both plans limiting the discount employees received. Therefore, beginning in fiscal 2006, the discount received by employees purchasing shares of common stock through these plans is limited to 5% of the per-share market value on the day shares are sold to employees.

The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP during each fiscal year ended September 30:

	2007	2006	2005
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$23,078,856	$20,685,889	$26,533,461
Under the GESPP	2,727,517	2,307,140	3,028,806

Total	$25,806,373	$22,993,029	$29,562,267

Aggregate Number of Shares Sold:
Under the 1989 ESPP	475,160	554,052	1,242,320
Under the GESPP	55,075	62,254	134,192

Total	530,235	616,306	1,376,512

At September 30, 2007, there were 698,654 shares reserved for issuance under the 1989 ESPP, and there were 687,647 shares reserved for issuance under the GESPP.

Stock Option Plans

We sponsor two, continuing, shareholder-approved stock option plans: the 1999 Stock Incentive Plan (the “1999 SIP”) and the 1999 Outside Director Stock Plan (the “1999 OSDP”). The 1999 SIP provides for the issuance of incentive stock options, nonqualified stock options and restricted stock to employees. The 1999 OSDP provides for awards of stock, restricted stock, and restricted stock units, and grants of nonqualified stock options to our outside (i.e., nonemployee) directors. The 1999 SIP and the 1999 OSDP (together, the “1999 Plans”) replaced our 1981 Executive Incentive Plan (the “1981 Plan”). The following table sets forth certain information about the 1999 Plans:

	1999 SIP	1999 OSDP	Total
Number of shares authorized	15,200,000	800,000	16,000,000
Number of remaining shares reserved for issuance at September 30, 2007	10,037,168	577,000	10,614,168
Number of shares relating to outstanding stock options at September 30, 2007	7,775,731	231,500	8,007,231
Number of shares available for future awards:
At September 30, 2007	2,261,437	345,500	2,606,937
At September 30, 2006	2,998,482	369,000	3,367,482

The number of shares of common stock that may be awarded under the 1999 SIP in the form of restricted stock is limited to 3,120,000 shares, and shares of restricted stock that are subsequently forfeited become available again for issuance as restricted stock. At September 30, 2007, there was a total of 2,426,400 shares of common stock that remained available for issuance in the form of restricted stock under the 1999 SIP.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total pre-tax compensation cost relating to stock-based compensation included in the accompanying Consolidated Statements of Earnings for the fiscal years ended 2007, 2006, and 2005 was $18.0 million, $17.2 million, and $27.8 million, respectively.

The following table summarizes the stock option activity under the 1999 Plans and the 1981 Plan for each fiscal year ended September 30:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2004	11,650,326	$14.58
Granted	999,100	$26.31
Exercised	(2,318,110)	$9.04
Cancelled or expired	(142,512)	$19.98

Outstanding at September 30, 2005	10,188,804	$16.92
Granted	1,552,200	$40.92
Exercised	(1,622,386)	$13.69
Cancelled or expired	(48,680)	$21.15

Outstanding at September 30, 2006	10,069,938	$21.12
Granted	771,550	$53.87
Exercised	(2,242,312)	$13.70
Cancelled or expired	(136,045)	$23.84

Outstanding at September 30, 2007	8,463,131	$25.96

Options outstanding at September 30, 2007 consisted entirely of nonqualified stock options. Included in the number of options outstanding at September 30, 2007 were options to purchase 455,900 shares of common stock granted under the 1981 Plan. The total intrinsic value of options exercised during fiscal 2007, 2006, and 2005 was $84.3 million, $43.9 million, and $44.5 million, respectively. The total intrinsic value of options exercisable at September 30, 2007 was $117.0 million. Certain other information regarding our stock option plans follows:

	2007	2006	2005
At September 30:
Range of exercise prices for options outstanding	$5.37 – $57.54	$5.13 – $43.55	$5.10 – $26.95
Number of options exercisable	5,958,014	6,828,638	6,956,240
For the fiscal year ended September 30:
Range of prices relating to options exercised	$5.13 – $37.35	$5.10 – $26.95	$4.90 – $23.35
Estimated weighted average fair values of options granted	$17.94	$13.96	$10.47

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information regarding options outstanding, and options exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$ 5.37 – $ 7.73	150,600	1.3	$7.23	150,600	$7.23
$ 7.93 – $15.76	1,358,345	3.1	$10.93	1,358,345	$10.93
$15.85 – $23.58	3,803,985	4.5	$20.30	3,635,818	$20.29
$23.90 – $26.95	864,551	4.9	$26.83	428,451	$26.83
$35.46 – $38.33	680,100	5.7	$37.40	159,800	$37.33
$42.10 – $46.86	1,032,000	5.9	$43.88	225,000	$43.47
$52.13 – $52.13	10,000	6.6	$52.13	—	$—
$56.95 – $57.54	563,550	6.7	$56.96	—	$—

	8,463,131	4.7	$25.96	5,958,014	$19.63

Our stock option plans allow participants to satisfy the exercise price by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Changes in Stockholders’ Equity.

At September 30, 2007, the amount of compensation cost relating to nonvested awards not yet recognized in the financial statements is approximately $31.2 million. The majority of the unrecognized compensation costs will be recognized by the fourth quarter of fiscal 2009.

During the fiscal 2007, 2006, and 2005, we issued 155,040, 154,960, and 209,100 shares, respectively, of restricted stock under our stock options plans. The restrictions generally relate to the recipient’s ability to sell or otherwise transfer the stock. There are also restrictions that subject the stock to forfeiture back to the Company until earned by the recipient through continued employment or service.

5.	Earnings Per Share

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for each fiscal year ended September 30 (in thousands):

	2007	2006	2005
Weighted average shares outstanding (denominator used to compute Basic EPS)	118,559	116,648	114,092
Effect of stock options and restricted shares	3,667	3,725	3,287

Denominator used to compute Diluted EPS	122,226	120,373	117,379

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Property, Equipment and Improvements, Net

The following table presents the components of our property, equipment and improvements at September 30, 2007 and 2006 (in thousands):

	2007	2006
Land	$9,581	$9,322
Buildings	69,646	65,936
Equipment	351,173	293,953
Leasehold improvements	74,961	59,159
Construction in progress	11,400	11,020

	516,761	439,390
Accumulated depreciation and amortization	(324,272)	(268,114)

	$192,489	$171,276

Operating expenses include provisions for depreciation and amortization of $49.7 million, $40.6 million, and $38.7 million for fiscal 2007, 2006, and 2005, respectively.

7.	Borrowings

Short-Term Credit Arrangements

Although at September 30, 2007 the Company had open credit arrangements with several banks providing for short-term credit capacity and overdraft protection, these arrangements are uncommitted, and no amounts were outstanding as of year-end. At September 30, 2006, the Company had $14.5 million outstanding under various committed and uncommitted bank credit facilities. The weighted average interest rate on those borrowing was 4.96%.

Long-term Debt and Credit Arrangements

Amounts shown as “Long-term Debt” in the accompanying Consolidated Balance Sheets represent borrowings under our $290.0 million, long-term, revolving credit facility. The facility expires in May 2012, and provides for unsecured borrowings by banks (a syndicate consisting of U.S., Canadian, and European banks) at either fixed rates offered by the banks at the time of borrowing on loans not greater than 12 months, or at variable rates based on the agent bank’s base rate, LIBOR or the latest federal funds rate. The agreement contains certain negative covenants relating to the Company’s “consolidated net worth”, and a “leverage ratio” based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization (all as defined in the agreement). The agreement requires us to pay a facility fee based on the total amount of the commitments. During fiscal 2007 and 2006, the weighted average interest rates charged on these borrowings were 5.53% and 4.55%, respectively.

Interest payments made during fiscal 2007, 2006, and 2005, totaled $5.4 million, $5.9 million, and $5.2 million, respectively.

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

The following table sets forth the change in the plans’ combined net benefit obligation for each fiscal year ended September 30 (in thousands):

	2007	2006
Net benefit obligation at the beginning of the year	$785,145	$709,984
Service cost	25,366	26,313
Interest cost	44,486	37,510
Participants’ contributions	14,367	13,418
Actuarial gains	(31,029)	(5,714)
Benefits paid	(32,486)	(29,439)
Effect of plan amendments	487	(2,966)
Curtailments/Settlements	(9,653)	—
Transfers	1,868	—
Effect of exchange rate changes	57,479	36,039

Net benefit obligation at the end of the year	$856,030	$785,145

In December 2006 the Company froze certain benefits under one of its defined benefit pension plans causing a curtailment under SFAS No. 88—Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. As a result of the curtailment, the assets and liabilities of the plan were remeasured as of the effective date of the curtailment, resulting in a curtailment gain of $9.7 million. The curtailment gain reduced certain unrecognized actuarial losses existing as of the date of the curtailment, and will reduce the Company’s future net periodic pension cost. The amount of the reduction was approximately $2.9 million for the second half of fiscal 2007.

The following table sets forth the change in the combined fair value of the plans’ assets for each fiscal year ended September 30 (in thousands):

	2007	2006
Fair value of plan assets at the beginning of the year	$601,090	$481,142
Actual return on plan assets	81,483	58,164
Employer contributions	34,937	51,082
Participants’ contributions	14,367	13,418
Gross benefits paid	(32,486)	(29,439)
Transfers	1,868	—
Effect of exchange rate changes	44,930	26,723

Fair value of plan assets at the end of the year	$746,189	$601,090

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the combined funded statuses of the plans as well as amounts recognized and not recognized in the accompanying Consolidated Balance Sheets at September 30, 2007 and 2006 (in thousands):

	2007	2006
Funded status at the end of the year	$(109,841)	$(184,055)
Unrecognized actuarial losses	—	105,598
Additional minimum liability	—	(99,709)
Contributions after measurement date	12,561	7,741
Effect of exchange rate changes	—	2,781

Net amount recognized at the end of the year	$(97,280)	$(167,644)

The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 30, 2007 and 2006 (in thousands):

	2007	2006
Non-current pension asset	$11,382	$31,106
Additional minimum liability	—	(99,709)
Accrued benefit cost included in current liabilities	(599)	—
Accrued benefit cost included in noncurrent liabilities	(108,063)	(99,041)

Net amount recognized at the end of the year	$(97,280)	$(167,644)

The Company adopted SFAS 158 effective September 30, 2007. Accordingly, we now reflect the total funded statuses of our pension plans in our consolidated financial statements as opposed to a “minimum liability”. As a result, the additional minimum liability of $64.7 million, net of tax, previously recorded was eliminated from other comprehensive income, and an actuarial loss of $19.7 million, net of tax, was recorded. Approximately $1.2 million of the actuarial loss will be amortized against earnings as part of our net periodic benefit cost in fiscal 2008.

The following table presents the significant actuarial assumptions used in determining the funded statuses of the plans for each fiscal year ended September 30:

	2007	2006	2005
Weighted average discount rates	5.20% to 5.75%	4.75% to 6.25%	4.0% to 5.5%
Rates of compensation increases	3.5%	3.5%	3.0% to 3.5%
Expected rates of return on plan assets	5.0% to 9.0%	5.0% to 9.0%	6.0% to 9.0%

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. The range of 5.0% to 9.0% expected rate of return used in the current valuation of the funded status of the plans was determined after considering the aforementioned factors. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to avoid concentration of investment risk in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at June 30, 2007 and 2006 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	2007	2006
Equity securities	60%	60%
Debt securities	28%	29%
Real estate investments	7%	4%
Other	5%	7%

We anticipate our contributions into the plans for fiscal 2008 will total approximately $40.6 million. Total benefit payments expected to be paid to the participants of our pension plans for each of the next five fiscal years, and in total for the five years thereafter, are as follows (in thousands):

2008	$27,188
2009	29,989
2010	32,560
2011	34,728
2012	36,596
For the period 2013 through 2017	212,294

At September 30, 2007 and 2006, our pension plans were in a net, under-funded status by $109.8 million and $184.1 million, respectively.

The following table presents the components of net periodic pension cost recognized in the accompanying Consolidated Statements of Earnings for each fiscal year ended September 30 (in thousands):

	2007	2006	2005
Service cost	$25,366	$26,313	$21,268
Interest cost	44,486	37,510	34,868
Expected return on plan assets	(45,481)	(37,577)	(32,962)
Other	5,974	11,896	6,218

Net pension cost, before settlement charge	30,345	38,142	29,392
Settlement charge	—	—	(1,802)

Total, net periodic pension cost recognized	$30,345	$38,142	$27,590

Multiemployer Plans

In the United States and Canada, we contribute to various trusteed pension plans covering hourly construction employees under industry-wide agreements. We also contribute to various trusteed plans in certain countries in Europe covering both hourly and certain salaried employees. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct costs of contracts on a current basis. Information from the plans’ administrators is not available to permit us to determine our share of unfunded benefits, if any. Our contributions to these plans during fiscal 2007, 2006, and 2005 totaled $47.9 million, $48.8 million, $38.1 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Savings and Deferred Compensation Plans

Savings Plans

We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under section 401(k) of the United States Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. Company contributions to these plans during fiscal 2007, 2006, and 2005 totaled $36.8 million, $28.9 million, and $21.5 million, respectively.

Deferred Compensation Plans

Our Executive Security Plan (“ESP”) and Executive Deferral Plans (“EDP”) are nonqualified deferred compensation programs that provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. Benefit payments under both plans are funded by a combination of contributions from participants and the Company, and most of the participants are covered by life insurance policies with the Company designated as the beneficiary. Amounts charged to expense relating to these programs for each of the three fiscal years ended September 30, 2007, 2006, and 2005 totaled $2.4 million, $4.2 million, and $3.6 million, respectively.

10.	Income Taxes

The following table presents the components of our consolidated income tax expense for each fiscal year ended September 30 (in thousands):

	2007	2006	2005
Current tax expense:
Federal	$137,136	$66,332	$54,280
State	17,563	11,555	9,386
Foreign	54,822	36,311	18,318

Total current tax expense	209,521	114,198	81,984

Deferred tax expense (benefit):
Federal	(44,021)	(4,707)	(14,564)
State	(6,184)	(2,408)	1,278
Foreign	2,196	1,321	9,170

Total deferred tax benefit	(48,009)	(5,794)	(4,116)

Consolidated income tax expense	$161,512	$108,404	$77,868

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at September 30, 2007 and 2006 (in thousands):

	2007	2006
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$33,156	$60,206
Other employee benefit plans	105,209	85,440
Self-insurance programs	20,378	16,472
Incremental U.S. tax on unremitted foreign earnings	2,040	9,226
Contract revenues and costs	21,115	—
Other	3,243	1,933

Gross deferred tax assets	185,141	173,277

Deferred tax liabilities:
Depreciation and amortization	(26,923)	(18,034)
Contract revenues and costs	—	(7,732)
State income and franchise taxes	(2,090)	(2,506)
Other	(2,269)	(4,256)

Gross deferred tax liabilities	(31,282)	(32,528)

Net deferred tax assets	$153,859	$140,749

During fiscal 2007, 2006, and 2005, we realized income tax benefits of $29.7 million, $15.9 million, and $15.9 million, respectively, relating to exercises of nonqualified stock options, and disqualifying dispositions of stock sold under our employee stock purchase plans.

The reconciliation from the statutory U.S. federal income tax expense to the consolidated effective income tax expense for each fiscal year ended September 30 follows (dollars in thousands):

	2007	2006	2005
Statutory amount (computed using 35%)	$157,025	$106,850	$73,317
State taxes, net of the federal benefit	7,397	5,965	6,932
Other, net	(2,910)	(4,411)	(2,381)

Consolidated income tax expense	$161,512	$108,404	$77,868

Consolidated effective income tax rate	36.0%	35.5%	37.2%

During fiscal 2007, 2006, and 2005, we paid approximately $171.6 million, $86.6 million, and $71.5 million, respectively, in income taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of our consolidated earnings before taxes for each fiscal year ended September 30 (in thousands):

	2007	2006	2005
United States earnings	$248,699	$189,545	$155,253
Foreign earnings	199,943	115,742	54,223

	$448,642	$305,287	$209,476

United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings are expected to be permanently reinvested. At September 30, 2007, approximately $50.0 million of such undistributed earnings of certain foreign subsidiaries was expected to be permanently reinvested. Should these earnings be repatriated, approximately $6.5 million of income taxes would be payable.

11.	Commitments and Contingencies, and Derivative Financial Instruments

Commitments Under Operating Leases

We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $531.7 million at September 30, 2007 payable as follows (in thousands):

Year ending September 30,
2008	$111,230
2009	98,188
2010	81,725
2011	95,243
2012	43,269
Thereafter	128,023

557,678
Amounts representing sublease income	(25,952)

$531,726

Rent expense for fiscal years 2007, 2006, and 2005 totaled $105.8 million, $82.6 million, and $84.6 million, respectively, and was offset by sublease income of approximately $13.2 million, $8.3 million, and $5.5 million, respectively. Operating leases relating to many of our major offices generally contain renewal options, and provide for additional rental based on escalation in operating expenses and real estate taxes.

Guarantees

We are party to two synthetic lease agreements involving certain real and personal property located in Houston, Texas that we use in our operations. A synthetic lease is a type of off-balance sheet transaction which provides us with certain tax and other financial benefits. Significant terms of the leases are as follows:

	Lease 1	Lease 2
End of lease term	2011	2015
End of term purchase option (in thousands)	$49,000	$52,200
Residual value guaranty (in thousands)	$35,300	$38,800

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Both lease agreements give us the right to request an extension of the lease term. We may also assist the owner in selling the properties at the end of their respective terms, the proceeds from which would be used to reduce our residual value guarantees. In connection with Lease 2, we entered into a floating-to-fixed interest rate swap agreement with a U.S. bank which fixes the amount of the Company’s lease payments. At September 30, 2007 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We’ve determined this interest rate swap to be highly effective according to the definitions of SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities. The minimum lease payments required by both lease agreements are included in the above lease pay-out schedule. We have determined that the aggregate fair value of the aforementioned financial guarantees is not significant at September 30, 2007.

Derivative Financial Instruments

From time-to-time, we will enter into derivative financial instruments to hedge our exposure to fluctuating foreign currency exchange rates. This situation usually arises in connection with client contracts where certain costs will be incurred in a currency other than the currency in which the related contract revenue is denominated. At September 30, 2007, we had the following derivative contracts outstanding (“USD” refers to the U.S. dollar; “GBP” refers to the British Pound; “BHD” refers to the Bahraini Dinar):

Hedge Instrument	Notional Amount	Rate	Settlement Year
Euro Put Option	€4,419,000	0.8105 / USD	2008
Bahraini Dinar Forward	BHD 4,690,000	0.7527 / GBP	2008
Euro Put Option	€13,200,000	1.4522 / GBP	2009
British Pound Forward	£520,000	1.3300 / BHD	2008

We’ve determined these contracts to be highly effective according to the definitions of SFAS 133. The contracts are recognized in the Consolidated Balance Sheets at their fair values. Changes in the fair values of the derivatives are recorded in other comprehensive income.

Concurrent with the acquisition of the Babtie Group Ltd., we entered into a forward contract with a large, U.S. bank. The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Amounts recognized as expense relating to this contract totaled $0.7 million in both fiscal 2007 and 2006. Based on the terms of the contract, we believe the effect of the loan on future earnings at September 30, 2007 should be limited to $2.7 million of expense. At September 30, 2007, the notional amount of the contract was £39.9 million. It provides for an average exchange rate of 0.5828 GBP-to USD, and terminates in fiscal 2011. This derivative qualifies as a cash flow hedge under the provisions of SFAS 133.

The fair value of derivative contracts included in other deferred liabilities in the accompanying Consolidated Balance Sheets totaled $8.6 million and $3.8 million at September 30, 2007 and 2006, respectively.

Letters of Credit

Letters of credit outstanding at September 30, 2007 totaled $143.0 million.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Contractual Guarantees, Litigation, Investigations, and Insurance

In the normal course of business, we are subject to certain contractual guarantees and litigation. The guarantees to which we are a party generally relate to project schedules and plant performance. Most of the litigation involves us as a defendant in workers’ compensation; personal injury; environmental; employment/labor; professional liability; and other similar lawsuits.

We maintain insurance coverage for various aspects of our business and operations. We have elected, however, to retain a portion of losses that occur through the use of various deductibles, limits, and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of our contracts.

Additionally, as a contractor providing services to agencies of the United States federal government, we are subject to many levels of audits, investigations and claims by, or on behalf of, the U.S. federal government with respect to our contract performance; pricing; costs; cost allocations; and procurement practices. Furthermore, our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the United States as well as by various government agencies representing jurisdictions outside the United States.

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

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years ago prior to our acquisition of that subsidiary. The dispute involves proper waste feed; content of residues; final acceptance of the plant; and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $56.7 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

We are also involved in a dispute where a client has filed suit against a joint venture in which a Jacobs subsidiary is a minority participant. This matter arises from the joint venture’s participation in the design and construction management of an extension of a light-rail project in the United States. The matter is civil in nature and alleges unspecified damages. Although the complaint makes various allegations that include breach of contract, negligence, misrepresentation, and fraud, the joint venture believes that it has meritorious defenses to each and every allegation. The joint venture has filed a counterclaim for unpaid change orders and services provided. We do not believe that this litigation will have any material adverse effect on our consolidated financial statements.

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

In December 2000, the Board of Directors of Jacobs approved the Amended and Restated Rights Agreement dated December 20, 2000 (the “Rights Agreement”). The Rights Agreement is intended to protect the rights of our shareholders in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all shareholders, and the Rights Agreement will not interfere with any merger approved by the Board of Directors. Pursuant to the terms of the Rights Agreement, each outstanding share of common stock has attached to it one stock purchase right (a “Right”). Each Right entitles the common stockholder to purchase, in certain circumstances generally relating to a change in control of Jacobs, one four-hundredths of a share of our Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”) at the exercise price of $175.00 per share, subject to adjustment. Alternatively, the Right holder may purchase our common stock having a market value equal to two times the exercise price, or may purchase shares of common stock of the acquiring corporation having a market value equal to two times the exercise price.

The Series A Preferred Stock confers to its holders, rights as to dividends, voting and liquidation which are in preference to common stockholders. The Rights are nonvoting, are not presently exercisable and currently trade in tandem with the common shares. In accordance with the Rights Plan, we may redeem the Rights at $.0025 per Right. The Rights will expire on December 20, 2010, unless earlier exchanged or redeemed.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Other Financial Information

The following tables present the components of the items indicated as shown in the accompanying Consolidated Balance Sheets at September 30, 2007 and 2006 (in thousands):

	2007	2006
Miscellaneous Noncurrent Assets:
Deferred income taxes	$81,843	$112,791
Cash surrender value of life insurance policies	69,841	59,799
Intangible assets (a)	24,742	21,631
Prepaid pension costs	11,382	31,106
Project related long-term receivables	36,888	33,065
Investments	43,400	34,795
Notes receivable	3,115	1,301
Other	20,957	15,173

Total	$292,168	$309,661

Accrued Liabilities:
Accrued payroll and related liabilities	$371,289	$280,148
Project-related accruals	81,417	67,444
Insurance liabilities	62,363	52,439
Sales and other similar taxes	41,508	36,237
Other	69,514	59,432

Total	$626,091	$495,700

Other Deferred Liabilities:
Liabilities relating to defined benefit pension and early retirement plans	$107,852	$200,883
Liabilities relating to nonqualified deferred compensation arrangements	71,448	61,599
Deferred income taxes	20,976	18,769
Miscellaneous	28,548	23,280

Total	$228,824	$304,531

Components of Total Accumulated Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$9,837	$(12,251)
Adjustments relating to defined benefit pension plans	(19,726)	(64,742)
Other (b)	509	(662)

Total	$(9,380)	$(77,655)

(a)	Consists primarily of intangible assets acquired in connection with various business combinations and recorded in accordance with the provisions of SFAS No. 141—Business Combinations.
(b)	Consists of unrealized gains (losses) on available-for-sale marketable securities, and gains (losses) associated with cash flow hedges.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Segment Information

As discussed above, we provide a broad range of technical, professional, and construction services. We provide our services through offices and subsidiaries located primarily throughout North America and Europe. We also have offices located in selected regions of Asia and Australia.

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

The following table presents certain financial information by geographic area for fiscal 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Revenues (for the fiscal years ended September 30):
United States	$5,020,417	$4,827,262	$3,741,257
Europe	2,050,867	1,694,723	1,285,957
Canada	1,117,879	745,061	525,467
Asia	242,868	117,814	53,577
Other	41,939	36,410	28,743

Total	$8,473,970	$7,421,270	$5,635,001

Long-Lived Assets (at September 30):
United States	$118,675	$114,801	$109,198
Europe	44,102	34,788	28,182
Canada	11,594	8,554	5,072
Asia	16,575	13,133	12,519
Other	1,543	—	—

Total	$192,489	$171,276	$154,971

Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.

For each of the three fiscal years ended September 30, 2007, 2006, and 2005, revenues earned directly or indirectly from agencies of the U.S. federal government accounted for 16.6%, 16.4%, and 21.2%, respectively, of total revenues. For the fiscal year ended September 30, 2006, revenues earned from Valero Energy Corporation accounted for 10.2% of total revenues.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Selected Quarterly Information—Unaudited

The following table presents selected quarterly financial information for each of the last three fiscal years. Amounts are presented in thousands, except for per share amounts:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2007
Revenues	$2,018,508	$2,091,704	$2,083,689	$2,280,069	$8,473,970
Operating profit (a)	94,374	102,489	115,704	129,389	441,956
Earnings before taxes	95,723	105,041	116,863	131,015	448,642
Net earnings	61,262	67,226	74,750	83,892	287,130
Earnings per share:
Basic	0.52	0.57	0.63	0.70	2.42
Diluted	0.51	0.55	0.61	0.68	2.35
2006
Revenues	$1,683,458	$1,832,450	$1,926,071	$1,979,291	$7,421,270
Operating profit (a)	67,413	69,440	79,571	85,132	301,556
Earnings before taxes	67,227	69,550	79,094	89,416	305,287
Net earnings	43,025	44,500	50,632	58,726	196,883
Earnings per share:
Basic	0.37	0.38	0.43	0.50	1.69
Diluted	0.36	0.37	0.42	0.49	1.64
2005
Revenues	$1,283,300	$1,383,195	$1,449,047	$1,519,459	$5,635,001
Operating profit (a)	47,233	47,393	58,682	61,583	214,891
Earnings before taxes	45,343	45,475	57,485	61,173	209,476
Net earnings	28,864	27,832	36,605	38,307	131,608
Earnings per share:
Basic	0.26	0.25	0.32	0.33	1.15
Diluted	0.25	0.24	0.31	0.32	1.12

(a)	Operating profit represents revenues, less direct costs of contracts, and selling, general and administrative expenses.

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, in 2007 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R)”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jacobs Engineering Group Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2007 expressed an unqualified opinion thereon.

Los Angeles, California

November 16, 2007

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited Jacobs Engineering Group Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jacobs Engineering Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Jacobs Engineering Group Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 and our report dated November 16, 2007 expressed an unqualified opinion thereon.

Los Angeles, California

November 16, 2007