Form 10-Q
period 2007-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2008-01-25
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Number of shares of common stock outstanding at January 23, 2008: 121,343,394

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2007 (Unaudited)	September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$398,780	$613,352
Receivables	1,747,257	1,532,602
Deferred income taxes	93,287	92,992
Prepaid expenses and other	48,036	39,132

Total current assets	2,287,360	2,278,078

Property, Equipment and Improvements, Net	212,463	192,489

Other Non-current Assets:
Goodwill	803,282	626,686
Miscellaneous	364,313	292,168

Total other non-current assets	1,167,595	918,854

	$3,667,418	$3,389,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$465	$529
Accounts payable	371,033	376,483
Accrued liabilities	673,889	626,091
Billings in excess of costs	270,552	245,486
Income taxes payable	50,243	27,845

Total current liabilities	1,366,182	1,276,434

Long-term Debt	36,523	40,450

Other Deferred Liabilities	273,875	228,824

Minority Interest	58	51

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; 121,231,873 shares issued and outstanding at December 31, 2007; 120,221,871 shares issued and outstanding at September 30, 2007	121,232	120,222
Additional paid-in capital	533,782	460,468
Retained earnings	1,340,418	1,272,352
Accumulated other comprehensive loss	(4,652)	(9,380)

Total stockholders’ equity	1,990,780	1,843,662

	$3,667,418	$3,389,421

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended December 31, 2007 and 2006

(In thousands, except per share information)

(Unaudited)

	2007	2006
Revenues	$2,471,817	$2,018,508
Costs and Expenses:
Direct cost of contracts	(2,083,847)	(1,747,058)
Selling, general and administrative expenses	(246,714)	(177,076)

Operating Profit	141,256	94,374
Other Income (Expense):
Interest income	4,580	4,248
Interest expense	(1,301)	(1,594)
Miscellaneous income (expense), net	9,170	(1,305)

Total other income, net	12,449	1,349

Earnings Before Taxes	153,705	95,723
Income Tax Expense	(55,335)	(34,461)

Net Earnings	$98,370	$61,262

Net Earnings Per Share:
Basic	$0.82	$0.52
Diluted	$0.79	$0.51

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended December 31, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Net Earnings	$98,370	$61,262

Other Comprehensive Loss:
Foreign currency translation adjustment	4,888	3,984
Gain (loss) on cash flow hedges	(463)	1,733
Change in pension liability	287	(6,545)

Other comprehensive loss before taxes	4,712	(828)
Income tax benefit	16	367

Net other comprehensive income (loss)	4,728	(461)

Net Comprehensive Income	$103,098	$60,801

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net earnings	$98,370	$61,262
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	14,350	10,885
Intangible assets	2,315	2,022
Gain on sale of investment	(10,609)	—
Stock based compensation	4,734	5,097
Excess tax benefits from stock based compensation	(15,527)	(582)
Net losses on sales of other assets	22	50
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(89,580)	(21,932)
Prepaid expenses and other current assets	(748)	1,342
Accounts payable	(33,423)	(44,045)
Accrued liabilities	(48,913)	(7,413)
Billings in excess of costs	24,266	45,655
Income taxes payable	30,880	21,642
Deferred income taxes	1,112	(320)
Other, net	184	929

Net cash flows from operating activities	(22,567)	74,592

Cash Flows from Investing Activities:
Additions to property and equipment	(18,346)	(14,990)
Disposals of property and equipment	65	336
Changes in investments, net	15,230	3,359
Acquisition of businesses, net of cash acquired	(199,850)	(23,951)
Changes in other non-current assets, net	437	(1,288)

Net cash flows from investing activities	(202,464)	(36,534)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	26,681
Repayments of long-term borrowings	(3,994)	(10,076)
Net change in short-term borrowings	(6,457)	(14,474)
Proceeds from issuances of common stock	9,528	6,782
Excess tax benefits from stock based compensation	15,527	582
Changes in other deferred liabilities, net	(4,611)	4,128

Net cash flows from financing activities	9,993	13,623

Effect of Exchange Rate Changes	466	(1,235)

Net Increase (Decrease) in Cash and Cash Equivalents	(214,572)	50,446
Cash and Cash Equivalents at the Beginning of the Period	613,352	434,067

Cash and Cash Equivalents at the End of the Period	$398,780	$484,513

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2007

Basis of Presentation

Unless the context otherwise requires, references herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors, and references herein to the “Company,” “we,” “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“2007 Form 10-K”) as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2007 Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 31, 2007 and for the three months ended December 31, 2007 and 2006.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on an entity’s tax return. FIN 48 also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted this interpretation October 1, 2007.

The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2007

(continued)

Business Combination

During the quarter ended December 31, 2007, the Company completed the acquisition of Carter & Burgess, Inc. (“Carter & Burgess”) for a total purchase price of approximately $231.7 million. Headquartered in Fort Worth, Texas, Carter & Burgess is an approximately 3,200-person professional services firm providing architecture, engineering, design, and planning services to public and private sector clients operating in the fields of transportation, water, infrastructure programs, building programs, land development, and planning. The purchase price consisted of cash (approximately $195.8 million) and common stock of Jacobs (approximately $35.9 million), and the Company’s consolidated results of operations presented herein include those of Carter & Burgess since the date of acquisition.

Carter & Burgess contributed approximately $84.4 million of revenues and approximately $1.7 million of operating profit during the quarter ended December 31, 2007. The acquisition of Carter & Burgess resulted in approximately $176.6 million in goodwill. The purchase price allocation is preliminary and the final purchase price will be determined pending the receipt of information necessary to complete the valuation of certain assets and liabilities, which may result in a change in the initial estimates.

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at December 31, 2007 and September 30, 2007 were $789.6 million and $790.5 million, respectively, of unbilled receivables. Unbilled receivables represent reimbursable costs and amounts earned under contracts in progress at the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at December 31, 2007 and September 30, 2007 were contract retentions totaling $39.9 million and $37.1 million, respectively. Also included in receivables at December 31, 2007 and September 30, 2007 were allowances for doubtful accounts of $11.8 million and $6.2 million, respectively.

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $55.8 million and $49.6 million at December 31, 2007 and September 30, 2007, respectively. Included in these amounts at December 31, 2007 and September 30, 2007 is approximately $38.1 million and $36.6 million, respectively, relating to one claim involving a waste incineration project performed in Europe. This matter is more fully described in Note 12—Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements on page F-24 of our 2007 Form 10-K. Due to the timing of when the claim may be settled, the receivable is included in “Other Non-current Assets” in the accompanying consolidated balance sheets. Although we have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $58.5 million at December 31, 2007), there can be no certainty as to the ultimate outcome of our claim. The client has filed a counterclaim against us, which we believe is without merit.

Amounts due from the United States federal government totaled $212.8 million and $153.6 million at December 31, 2007 and September 30, 2007, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2007

(continued)

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, Net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2007	September 30, 2007
Land	$11,041	$9,581
Buildings	75,382	69,646
Equipment	370,636	351,173
Leasehold improvements	91,424	74,961
Construction in progress	13,715	11,400

	562,198	516,761
Accumulated depreciation and amortization	(349,735)	(324,272)

	$212,463	$192,489

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

December 31, 2007

(continued)

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

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from the clients); and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned under the contracts with clients. None of our joint ventures have credit facilities that allow them to borrow money from banks in order to finance their operations. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. They generally do not, in and of themselves, present any additional risk of loss to us or to our partners. Under accounting principles generally accepted in the United States, our share of losses associated with the contracts held by the joint ventures, if and when they occur, are reflected in our consolidated financial statements.

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

At December 31, 2007, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $61.8 million and $48.3 million, respectively. At December 31, 2007, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $273.9 million and $259.4 million, respectively.

When we are directly responsible for subcontractor labor, or third-party materials and equipment (“pass-through costs”), we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no direct responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such pass-through costs included in revenues for the quarters ended December 31, 2007 and 2006 totaled $683.8 million and $701.3 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2007

(continued)

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended December 31
	2007	2006
Service cost	$6,131	$6,376
Interest cost	12,740	10,964
Expected return on plan assets	(13,480)	(11,111)
Amortization of unrecognized items	437	1,891

Net periodic benefit cost	$5,828	$8,120

During the three months ended December 31, 2007, we made cash contributions of approximately $10.5 million to our plans, and we expect to make cash contributions of an additional $27.8 million during the remainder of fiscal 2008.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended December 31
	2007	2006
Weighted average shares outstanding (denominator used to compute basic EPS)	120,118	117,625
Effect of employee and outside director stock options	3,960	3,669

Denominator used to compute diluted EPS	124,078	121,294

For the quarters ended December 31, 2007 and December 31, 2006 we issued 689,470 and 117,409 shares of common stock, respectively, from the exercise of stock options and the release of restricted stock.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2007

(continued)

Accounting for and Disclosure of Guarantees, and Contingencies

As more fully described in the 2007 Form 10-K, we lease, under operating lease agreements, the majority of the offices and other facilities we use in our operations. Two such operating leases relate to two of our offices located in Houston, Texas, and contain end-of-term residual value guarantees totaling a maximum of approximately $74.1 million. One of the operating leases ends in 2011; the other, in 2015. We have determined that the aggregate fair value of the aforementioned financial guarantees is not significant at December 31, 2007.

On August 1, 2007 the I-35W bridge in Minneapolis, Minnesota suffered a tragic collapse. The bridge was designed and built in the early 1960’s. Sverdrup & Parcel and Associates, Inc. (“Sverdrup & Parcel”) provided design services to the Minnesota Department of Transportation (“MnDOT”) on the bridge. Sverdrup & Parcel was a predecessor company to Sverdrup Corporation, a company acquired by Jacobs in 1999. The National Transportation Safety Board (“NTSB”) recently released an Interim Report identifying certain elements of the design as a possible factor in the collapse. The Company is continuing its close cooperation with the NTSB and MnDOT in their investigation of the collapse. The Company does not expect this incident to have any material adverse effect on its consolidated financial statements.

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

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•

The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 30 through 33 of our 2007 Annual Report on Form 10-K (the “2007 Form 10-K”), and the most current discussion of our significant accounting policies appears on pages F-7 through F-12 of our 2007 Form 10-K;

•	The Company’s fiscal 2007 audited consolidated financial statements and notes thereto included in its 2007 Form 10-K (beginning on page F-1 thereto); and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Form 10-K (beginning on page 29 thereto).

In addition to historical information, this MD&A contains forward-looking statements that are not based on historical fact. When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words are intended in part to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, included in our 2007 Form 10-K (beginning on page 18 thereto). We undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document.

Business Combination

As discussed in the Notes to Consolidated Financial Statements included herein, the Company completed the acquisition of Carter & Burgess, Inc. (“Carter & Burgess”) during the quarter ended December 31, 2007. Carter & Burgess contributed approximately $84.4 million of revenues and approximately $1.7 million of operating profit during the quarter ended December 31, 2007. The acquisition of Carter & Burgess resulted in approximately $176.6 million in goodwill. The purchase price allocation is preliminary and the final purchase price will be determined pending the receipt of information necessary to complete the valuation of certain assets and liabilities, which may result in a change in the initial estimates.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations

Net earnings for the first quarter of fiscal 2008 totaled $98.4 million, or $0.79 per diluted share. Included in this amount is a one time-gain of $5.4 million, or $0.04 per diluted share, from the sale of the Company’s interest in a company that provides specialized operations and maintenance services.

Excluding the one-time gain:

•	Net earnings for the first quarter of fiscal 2008 totaled $93.0 million; this is $31.7 million, or 51.8%, higher than the amount for the first quarter of fiscal 2007;

•	Diluted earnings per share for the first quarter of fiscal 2008 totaled $0.75, a 47.1% increase over the prior year.

Total revenues for the quarter ended December 31, 2007 increased by $453.3 million, or 22.5%, to $2.5 billion compared to $2.0 billion for the first quarter of fiscal 2007.

The following table sets forth our revenues by the various types of services we provide for the three months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31
	2007	2006
Project Services	$1,168,573	$831,436
Construction	857,016	824,791
Operations and Maintenance	288,772	237,035
Process, Scientific and Systems Consulting	157,456	125,246

	$2,471,817	$2,018,508

Excluding the effects of the acquisition of Carter & Burgess, project services revenues increased $252.7 million, or 30.4%, as compared to the first quarter of fiscal 2007. The higher project services revenues reflect increased activity relating to design services, preliminary and detailed engineering services, and architectural services that we provide our clients. These services are more prominent in the earlier phases of projects – before the project enters any construction phase. In general, we believe the level of project services we provide clients is a precursor to opportunities to provide construction services, construction management services, and ultimately, maintenance services.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31
	2007	2006
Energy & Refining - Downstream	$734,844	$521,548
National Government Programs	417,419	353,429
Chemicals and Polymers	343,104	359,088
Oil & Gas - Upstream	268,077	189,669
Pharmaceuticals and Biotechnology	221,145	205,550
Infrastructure	219,094	146,040
Buildings	162,211	104,382
Industrial and Other	105,923	138,802

	$2,471,817	$2,018,508

We experienced an increase in revenues from clients operating in many of the industry groups and markets we serve, with the energy & refining, infrastructure, and oil & gas industries and markets posting the higher increases.

Revenues during the first quarter of fiscal 2008 from clients operating in the energy & refining industries increased $213.3 million, or 40.9%, as compared to the corresponding period last year. We continue to see higher capital spending relating to projects involving the reconfiguration and expansion of existing refineries, and addressing the effects of changing crude inputs – from lighter crudes to heavier crudes that contain slightly higher levels of sulfur.

Revenues from clients operating in the infrastructure market increased $73.1 million, or 50.0%, as compared to the corresponding period last year. Substantially all of the increase related to the acquisition of Carter & Burgess.

Revenues from clients operating in the oil & gas industries increased $78.4 million, or 41.3%, as compared to the corresponding period last year. We continue to see strong revenue flows from oil and gas extraction projects, particularly in the oil sands area of Canada. Although such projects are sensitive to the overall price of oil, we do not believe modest decreases in oil prices will have a material affect on such projects.

As a percentage of revenues, direct costs of contracts for the three months ended December 31, 2007 was 84.3% as compared to 86.6% for the three months ended December 31, 2006.

The decrease in this percentage relationship during the first quarter of fiscal 2008 as compared to the corresponding period last year was due primarily to a higher level of project services revenue, relative to construction and maintenance services, combined with higher margin rates realized on our project services activity. The percentage relationship between direct costs of contracts and revenues fluctuates between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2007 increased $69.6 million, or 39.3%, to $246.7 million compared to $177.1 million for the three months ended December 31, 2006. The operations of Carter & Burgess contributed $34.8 million of additional SG&A expense during the quarter. In general, SG&A expense grew at a lower rate as compared to the growth rate in margins.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Miscellaneous income, net for the three months ended December 31, 2007 increased $10.5 million to $9.2 million as compared to the corresponding period last year. Included in this amount is a $10.6 million gain from the sale of the Company’s interest in a company that provides specialized operations and maintenance services.

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

The following table summarizes our backlog at December 31, 2007 and 2006 (in millions):

	2007	2006
Technical professional services	$7,110.8	$5,542.2
Field services	7,850.5	4,854.3

Total	$14,961.3	$10,396.5

Our backlog increased $4.6 billion, or 43.9%, to $15.0 billion at December 31, 2007 from $10.4 billion at December 31, 2006. Contributing to the growth in backlog were significant awards from clients operating in the energy & refining and oil & gas industries, as well as new awards form our national government program clients. Also contributing to the increase was approximately $389.0 million in backlog acquired as part of the Carter & Burgess acquisition.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Liquidity and Capital Resources

At December 31, 2007, our principal source of liquidity consisted of $398.8 million of cash and cash equivalents, and $253.5 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

During the three months ended December 31, 2007, our cash and cash equivalents decreased by $214.6 million, to $398.8 million. This compares to a net increase in cash and cash equivalents of $50.4 million, to $484.5 million, during the corresponding period last year. During the three months ended December 31, 2007, we experienced net cash outflows from operating activities and investing activities of $22.6 million and $202.5 million, respectively. These outflows were offset in part by net cash inflows from financing activities and the effect of exchange rates of $10.0 million and $0.5 million, respectively.

Our operations used $22.6 million of cash during the three months ended December 31, 2007 compared to cash inflows of $74.6 million for the corresponding period last year. The $97.2 million decrease in cash provided by operations during the most recent fiscal quarter as compared to the corresponding period last year was due primarily to a $112.8 million decrease relating to the timing of cash receipts and payments within our working capital accounts; a $15.3 million decrease relating to stock based compensation (including the related excess tax benefits); and $10.6 million of gains relating to sales of investments and other assets (the cash flows from which are reclassified to the investing section within the consolidated statements of cash flows). These decreases in cash flows form operations were offset in part by a $37.1 million increase in net earnings; an increase of $3.5 million in depreciation and amortization of property, equipment and improvements; and a $1.4 million change relating to deferred income taxes.

We used $202.5 million of cash for investing activities during the three months ended December 31, 2007. This compares to net cash outflows of $36.5 million during the corresponding period last year. The $165.9 million increase in cash used for investing activities during the most recent fiscal quarter as compared to the corresponding period last year was due primarily to $175.9 million increase in cash used for acquisitions of businesses (net of cash acquired), and a $3.6 million increase in additions to property and equipment, net of disposals. These uses were offset in part by $14.1 million of cash received in connection with the sale of the Company’s interest in a company that provides specialized operations and maintenance services. During the quarter ended December 31, 2007 we used $199.8 million in cash, net of cash acquired and inclusive of acquisition related costs, to acquire Carter & Burgess.

Our financing activities provided net cash inflows of $10.0 million during the three months ended December 31, 2007. This compares to net cash inflows of $13.6 million during the corresponding period last year. The $3.6 million net decrease in cash provided by financing activities during the most recent fiscal quarter as compared to the corresponding period last year was due primarily to a $12.6 million net decrease in cash flows relating to our borrowing activities, and an $8.7 million net decrease relating to our other, long-term deferred liabilities. These increases in cash outflows were offset in part by a $17.7 million increase in cash flows attributable to issuances of common stock (including the related excess tax benefits).

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $398.8 million in cash and cash equivalents at December 31, 2007, compared to $613.4 million at September 30, 2007, and $484.5 million a year ago. Our consolidated working capital position at December 31, 2007 was $921.2 million, compared to $1.0 billion at September 30, 2007, and $855.5 million at December 31, 2006. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which $36.5 million was utilized at December 31, 2007 in the form of direct borrowings. We believe that the capacity, terms and conditions of our long-term revolving credit facility is adequate for our working capital and general business requirements.

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

Interest Rate Risk

Our only source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility at December 31, 2007 was $36.5 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

In connection with the lease of one of our offices in Houston, Texas, we entered into a floating-to-fixed interest rate swap agreement with a large U.S. bank which fixes the amount of our lease payments. At December 31, 2007 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We have determined that this contract qualifies as an effective hedge under the provisions SFAS 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

Foreign Currency Risk

In situations where our operations incur contract costs in currencies other than their functional currency, we attempt to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts in order to limit our exposure to fluctuating foreign currencies. We follow the provisions of SFAS 133 in accounting for our derivative contracts. At December 31, 2007, we had the following derivative contracts outstanding (“USD” refers to U.S. dollar; “GBP”, the British Pound):

Hedge Instrument	Notional Amount	Rate	Settlement Year
Euro Put Option	€2,767,000	0.8090 / USD	2008
Euro Put Option	€12,324,000	1.4510 / GBP	2009

We’ve determined these contracts to be highly effective according to the provisions of SFAS 133. The contracts are recognized in our consolidated balance sheets at their fair values. Changes in the fair values of the derivatives are recorded in other comprehensive income.

Concurrent with the fiscal 2004 acquisition of the Babtie Group Limited, we entered into a forward contract with a large, U.S. bank. The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Based on the terms of the contract, we believe the effect of the loan on future earnings at December 31, 2007 should be limited to $2.5 million of expense. At December 31, 2007, the notional amount of the contract was £39.9 million. It provides for an average exchange rate of 0.5828 GBP-to-USD, and terminates in fiscal 2011. We have determined that this derivative qualifies as a cash flow hedge under the provisions of SFAS 133.

The fair value of derivative contracts included in other deferred liabilities in the accompanying consolidated balance sheets totaled $8.4 million and $8.6 million at December 31, 2007 and September 30, 2007, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 4.	Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with SFAS No. 5—Accounting for Contingencies and Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, we record in our consolidated balance sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We rely on qualified actuaries to assist us in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against us, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

Management believes, after consultation with counsel, that such guarantees, litigation, United States Government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years prior to our acquisition of that subsidiary. The dispute involves proper waste feed; content of residues; final acceptance of the plant; and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $58.5 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

The Company had been involved in a dispute where a client filed suit against a joint venture in which a Jacobs subsidiary is a minority participant. This matter arose from the joint venture’s participation in the design and construction management of an extension of a light-rail project in the United States. During the quarter, the jury returned verdicts in favor of the joint venture dismissing all claims.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

On August 1, 2007 the I-35W bridge in Minneapolis, Minnesota suffered a tragic collapse. The bridge was designed and built in the early 1960’s. Sverdrup & Parcel and Associates, Inc. (“Sverdrup & Parcel”) provided design services to the Minnesota Department of Transportation (“MnDOT”) on the bridge. Sverdrup & Parcel was a predecessor company to Sverdrup Corporation, a company acquired by Jacobs in 1999. The National Transportation Safety Board (“NTSB”) recently released an Interim Report identifying certain elements of the design as a possible factor in the collapse. The Company is continuing its close cooperation with the NTSB and MnDOT in their investigation of the collapse. The Company does not expect this incident to have any material adverse effect on its consolidated financial statements.

Item 1A.	Risk Factors.

Please refer to Item 1A—Risk Factors on pages 18 through 23 of our 2007 Form 10-K, which is incorporated herein by reference. There have been no material changes from those risk factors previously disclosed in our 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On November 2, 2007, we acquired Carter & Burgess, a Texas corporation, for cash and shares of our common stock. In connection with the acquisition, we issued 449,023 shares of our common stock with an aggregate value of approximately $35.9 million to Carter & Burgess. No underwriters or placement agents were involved with this acquisition.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

10.1 –	The Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan (As Amended and Restated), effective December 6, 2007.

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ John W. Prosser, Jr.
John W. Prosser, Jr.
Executive Vice President
Finance and Administration
and Treasurer

Date: January 25, 2008