Form 10-Q
period 2008-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2008-04-25
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check-mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  Yes  -  ☐  No

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

☒  Large accelerated filer  -  ☐  Accelerated filer  -  ☐   Non-accelerated filer

Smaller reporting company  -  ☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes  -  ☒  No

Number of shares of common stock outstanding at April 23, 2008: 121,804,610

JACOBS ENGINEERING GROUP INC.

INDE X TO FORM 10-Q

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2008 (Unaudited)	September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$392,512	$613,352
Receivables	1,884,436	1,532,602
Deferred income taxes	105,701	92,992
Prepaid expenses and other	62,627	39,132

Total current assets	2,445,276	2,278,078

Property, Equipment and Improvements, Net	223,925	192,489

Other Non-current Assets:
Goodwill	838,141	626,686
Miscellaneous	369,628	292,168

Total other non-current assets	1,207,769	918,854

	$3,876,970	$3,389,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$431	$529
Accounts payable	381,760	376,483
Accrued liabilities	758,596	626,091
Billings in excess of costs	287,930	245,486
Income taxes payable	21,063	27,845

Total current liabilities	1,449,780	1,276,434

Long-term Debt	32,626	40,450

Other Deferred Liabilities	280,838	228,824

Minority Interest	4,679	51

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; 121,787,892 shares issued and outstanding at March 31, 2008; 120,221,871 shares issued and outstanding at September 30, 2007	121,788	120,222
Additional paid-in capital	570,301	460,468
Retained earnings	1,418,062	1,272,352
Accumulated other comprehensive loss	(1,104)	(9,380)

Total stockholders’ equity	2,109,047	1,843,662

	$3,876,970	$3,389,421

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Six Months Ended March 31, 2008 and 2007

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
Revenues	$2,664,794	$2,091,704	$5,136,611	$4,110,212
Costs and Expenses:
Direct costs of contracts	(2,230,200)	(1,800,880)	(4,314,047)	(3,547,938)
Selling, general and administrative expenses	(280,442)	(188,335)	(527,156)	(365,411)

Operating Profit	154,152	102,489	295,408	196,863

Other Income (Expense):
Interest income	3,298	5,285	7,878	9,533
Interest expense	(569)	(1,954)	(1,870)	(3,548)
Miscellaneous income (expense), net	(1,707)	(779)	7,463	(2,084)

Total other income, net	1,022	2,552	13,471	3,901

Earnings Before Taxes	155,174	105,041	308,879	200,764
Income Tax Expense	(55,862)	(37,815)	(111,197)	(72,276)

Net Earnings	$99,312	$67,226	$197,682	$128,488

Net Earnings Per Share:
Basic	$0.82	$0.57	$1.64	$1.09
Diluted	$0.80	$0.55	$1.59	$1.06

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended March 31, 2008 and 2007

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
Net Earnings	$99,312	$67,226	$197,682	$128,488

Other Comprehensive Income:
Foreign currency translation adjustments	8,041	1,410	12,929	5,394
Gain (loss) on cash flow hedge	(2,514)	488	(2,977)	2,222
Change in additional minimum liability	(2,656)	39	(2,369)	(6,506)

Other Comprehensive Income
Before Taxes	2,871	1,937	7,583	1,110
Income Tax Benefit (Expense)	677	(191)	693	175

Other Comprehensive Income	3,548	1,746	8,276	1,285

Total Comprehensive Income	$102,860	$68,972	$205,958	$129,773

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net earnings	$197,682	$128,488
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	29,337	23,339
Intangible assets	4,768	3,407
Gain on sale of investment	(10,609)	—
Stock based compensation	9,562	9,754
Excess tax benefits from stock based compensation	(29,810)	(11,333)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(198,410)	(52,808)
Prepaid expenses and other current assets	(13,722)	(178)
Accounts payable	(30,687)	(87,420)
Accrued liabilities	2,777	51,209
Billings in excess of costs	39,409	66,091
Income taxes payable	3,708	(9,307)
Deferred income taxes	2,143	(51)
Other, net	293	61

Net cash provided by operating activities	6,441	121,252

Cash Flows from Investing Activities:
Additions to property and equipment	(43,863)	(34,544)
Disposals of property and equipment	780	2,297
Changes in investments, net	14,411	(5,208)
Acquisitions of businesses, net of cash acquired	(230,861)	(39,747)
Changes in other non-current assets, net	(4,709)	(627)

Net cash used for investing activities	(264,242)	(77,829)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	28,474
Repayments of long-term borrowings	(7,959)	(37,540)
Net change in short-term borrowings	(6,458)	(14,474)
Proceeds from issuances of common stock	22,773	14,956
Excess tax benefits from stock based compensation	29,810	11,333
Changes in other deferred liabilities, net	(7,389)	2,700

Net cash provided by financing activities	30,777	5,449

Effect of Exchange Rate Changes	6,184	(2,062)

Net Increase (Decrease) in Cash and Cash Equivalents	(220,840)	46,810
Cash and Cash Equivalents at the Beginning of the Period	613,352	434,067

Cash and Cash Equivalents at the End of the Period	$392,512	$480,877

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2008

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 31, 2008 and for the three and six month periods ended March 31, 2008 and 2007.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109—Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on an entity’s tax return. FIN 48 also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure; and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted this interpretation effective October 1, 2007.

The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2008

(continued)

Business Combination

On November 2, 2007, the Company completed the acquisition of Carter & Burgess, Inc. (“Carter & Burgess”) for a total purchase price of approximately $229.6 million. Headquartered in Fort Worth, Texas, Carter & Burgess is an approximately 3,200-person professional services firm providing architecture, engineering, design, and planning services to public and private sector clients operating in the fields of transportation, water, infrastructure programs, building programs, land development, and planning. The purchase price consisted of cash (approximately $193.7 million) and common stock of Jacobs (approximately $35.9 million). The Company’s consolidated results of operations presented herein include those of Carter & Burgess since the date of acquisition.

Carter & Burgess contributed approximately $133.0 million and $217.5 million of revenues and approximately $2.4 million and $4.1 million of operating profit during the three and the six months ended March 31, 2008, respectively.

On March 12, 2008, the Company completed the acquisition of a 60% interest in Zamel & Turbag Consulting Engineers (“Zate”) for a total purchase price of approximately $38.3 million. Located in Saudi Arabia, Zate is an approximately 500-person professional services firm providing engineering and construction management services to clients operating in the oil & gas, refining, and chemicals industries.

Zate did not have a material effect on the financial position or results of operations of the Company for the three and six months ended March 31, 2008.

The purchase price allocations for the Carter & Burgess and Zate acquisitions are preliminary. The final allocations will be determined after receipt of information necessary to complete the valuation of certain assets and liabilities, which may result in a change to the initial estimates.

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at March 31, 2008 and September 30, 2007 were $920.6 million and $790.5 million, respectively, of unbilled receivables. Unbilled receivables represent reimbursable costs and amounts earned under contracts in progress at the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at March 31, 2008 and September 30, 2007 were contract retentions totaling $40.0 million and $37.1 million, respectively. Also included in receivables at March 31, 2008 and September 30, 2007 were allowances for doubtful accounts of $11.5 million and $6.2 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2008

(continued)

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Such amounts totaled $63.2 million and $49.6 million at March 31, 2008 and September 30, 2007, respectively. Included in these amounts at March 31, 2008 and September 30, 2007 is approximately $41.1 million and $36.6 million, respectively, relating to one claim involving a waste incineration project performed in Europe. This matter is more fully described in Note 12—Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements on page F-24 of our 2007 Form 10-K. Due to the timing of when the claim may be settled, the receivable is included in “Other Non-current Assets” in the accompanying consolidated balance sheets. Although we have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $63.1 million at March 31, 2008), there can be no certainty as to the ultimate outcome of our claim. The client has filed a counterclaim against us, which we believe is without merit.

Amounts due from the United States federal government totaled $253.7 million and $153.6 million at March 31, 2008 and September 30, 2007, respectively.

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, Net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	March 31, 2008	September 30, 2007
Land	$11,575	$9,581
Buildings	76,386	69,646
Equipment	385,127	351,173
Leasehold improvements	96,633	74,961
Construction in progress	18,054	11,400

	587,775	516,761
Accumulated depreciation and amortization	(363,850)	(324,272)

	$223,925	$192,489

Revenue Accounting for Contracts / Accounting for Joint Ventures

In accounting for long-term engineering and construction-type contracts, we follow the provisions of the American Institute of Certified Public Accountants’ Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. We recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

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

March 31, 2008

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

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from the clients); and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned under the contracts with clients. None of our joint ventures have credit facilities that allow them to borrow money from banks in order to finance their operations. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. They generally do not, in and of themselves and with respect to the performance of the contracts they hold, present any additional risk of loss to us or to our partners. Under accounting principles generally accepted in the United States, our share of losses associated with the contracts held by the joint ventures, if and when they occur, are reflected in our consolidated financial statements.

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

At March 31, 2008, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $70.3 million and $53.6 million, respectively. At March 31, 2008, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $294.3 million and $266.0 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2008

(continued)

When we are directly responsible for subcontractor labor, or third-party materials and equipment (“pass-through costs”), we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no direct responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such pass-through costs included in revenues during the three and six months ended March 31, 2008 totaled $719.0 million and $1,402.8 million, respectively. This compares to pass-through costs of $675.3 million and $1,376.6 million for the three and six months ended March 31, 2007, respectively.

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost	$9,510	$6,474	$15,642	$12,850
Interest cost	12,585	14,903	25,325	25,867
Expected return on plan assets	(13,271)	(15,923)	(26,751)	(27,035)
Amortization of prior unrecognized items	428	2,426	865	4,318

Net periodic benefit cost	$9,252	$7,880	$15,081	$16,000

During the six months ended March 31, 2008, we made cash contributions of approximately $21.9 million to our plans, and we expect to make cash contributions of an additional $19.0 million during the remainder of fiscal 2008.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Weighted average shares outstanding (denominator used to compute basic EPS)	120,955	118,129	120,520	117,891
Effect of stock options and restricted stock	3,325	3,676	3,629	3,689

Denominator used to compute diluted EPS	124,280	121,805	124,149	121,580

For the three months ended March 31, 2008 and March 31, 2007 we issued 646,106 and 594,011 shares of common stock, respectively, from the exercise of stock options and the release of restricted stock. For the six months ended March 31, 2008 and March 31, 2007 we issued 1,335,576 and 711,420 shares of common stock, respectively, from the exercise of stock options and the release of restricted stock.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2008

(continued)

Accounting for and Disclosure of Guarantees, and Contingencies

Please refer to Note 11—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-22 of our 2007 Form 10-K for a discussion of the Company’s various commitments and contingencies.

On August 1, 2007 the I-35W bridge in Minneapolis, Minnesota suffered a tragic collapse. The bridge was designed and built in the early 1960’s. Sverdrup & Parcel and Associates, Inc. (“Sverdrup & Parcel”) provided design services to the Minnesota Department of Transportation (“MnDOT”) on the bridge. Sverdrup & Parcel was a predecessor company to Sverdrup Corporation, a company acquired by Jacobs in 1999. The National Transportation Safety Board (“NTSB”) released an Interim Report identifying certain elements of the design as a possible factor in the collapse. The Company is continuing its close cooperation with the NTSB and MnDOT in their investigation of the collapse. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

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

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•

The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 30 through 33 of our 2007 Annual Report on Form 10-K (the “2007 Form 10-K”), and the most current discussion of our significant accounting policies appears on pages F-7 through F-12 of our 2007 Form 10-K);

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

Business Combination

The Company completed two business combinations during the first six months of fiscal 2008.

As discussed in the Notes to Consolidated Financial Statements included herein, we completed the acquisition of Carter & Burgess, Inc. (“Carter & Burgess”) during the first quarter of fiscal 2008. Carter & Burgess contributed approximately $133.0 million and $217.5 million of revenues and approximately $2.4 million and $4.1 million of operating profit during the three and the six months ended March 31, 2008, respectively.

We also completed the acquisition of a 60% interest in Zamel & Turbag Consulting Engineers (“Zate”) during the second quarter of fiscal 2008. This acquisition did not have a material effect on the financial position or results of operations of the Company for the three and six months ended March 31, 2008.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations

We recorded net earnings of $99.3 million, or $0.80 per diluted share, for the second quarter of fiscal 2008 compared to net earnings of $67.2 million, or $0.55 per diluted share, for the second quarter of fiscal 2007.

•	Net earnings for the second quarter were $32.1 million, or 47.7%, higher than the amount for the second quarter of fiscal 2007;

•	Diluted earnings per share for the second quarter of fiscal 2008 increased 45.5% over the prior year.

For the six months ended March 31, 2008, we recorded net earnings of $197.7 million, or $1.59 per diluted share. Included in this amount is a one-time gain of $5.4 million, or $0.04 per diluted share, from the sale of the Company’s interest in a company that provides specialized operations and maintenance services.

Excluding the one-time gain:

•	Net earnings for the six months ended March 31, 2008 totaled $192.3 million; this represents a $63.8 million, or 49.7%, increase over the prior year;

•	Diluted earnings per share for the six months ended March 31, 2008 totaled $1.55, a 46.2% increase over the prior year.

Total revenues for the three months ended March 31, 2008 increased by $573.1 million, or 27.4%, to $2.7 billion compared to $2.1 billion for the second quarter of fiscal 2007. Total revenues for the six months ended March 31, 2008 increased by $1.0 billion, or 25.0%, to $5.1 billion compared to $4.1 billion for the corresponding period last year. The operations of Carter & Burgess contributed $133.0 million and $217.5 million in revenues for the three and six months ended March 31, 2008, respectively.

The following table sets forth our revenues by the various types of services we provide for the three and six months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
Project Services	$1,293,003	$954,779	$2,461,576	$1,786,215
Construction	932,856	806,889	1,789,872	1,631,680
Operations and Maintenance (“O&M”)	253,613	184,137	542,385	421,172
Process, Scientific and Systems Consulting	185,322	145,899	342,778	271,145

	$2,664,794	$2,091,704	$5,136,611	$4,110,212

Project services revenues for both the three and six months ended March 31, 2008 increased 21.5% and 25.6%, respectively as compared to the corresponding periods last year. These increases exclude the effects of the increase in revenues form the acquisition of Carter & Burgess, all of which was from project services activities. The higher project services revenues reflect increased activity relating to design services, preliminary and detailed engineering services, and architectural services that we provide our clients. These services are more prominent in the earlier phases of projects – before the projects enter any construction phase. In general, we believe that the level of project services we provide clients is a precursor to opportunities to provide construction and, ultimately, maintenance services.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the three and six months ended March 31, 2008, we experienced an increase in O&M services revenues of 37.7% and 28.8%, respectively, as compared to the corresponding periods last year. These increases are primarily related to higher O&M activities associated with projects for the United States federal government, particularly as it relates to government test facilities.

For the three months ended March 31, 2008, construction services revenues increased by 15.6% as compared to the corresponding period last year. Construction services are increasing as we transition from the design and engineering phases into the construction phases of projects.

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and six months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
Energy & Refining - Downstream	$685,382	$487,582	$1,420,226	$1,009,130
National Government Programs	474,294	370,614	891,713	724,043
Chemicals and Polymers	370,710	426,803	713,814	785,891
Oil & Gas - Upstream	363,686	167,098	631,763	356,767
Infrastructure	260,383	172,166	479,477	318,206
Pharmaceuticals and Biotechnology	241,833	186,043	462,978	391,593
Buildings	178,905	126,349	341,116	230,731
Industrial and Other	89,601	155,049	195,524	293,851

	$2,664,794	$2,091,704	$5,136,611	$4,110,212

For the three and six months ended March 31, 2008, we experienced an increase in revenues from clients operating in many of the industry groups and markets we serve, with the oil & gas, energy & refining, and infrastructure industries and markets posting the highest percentage increases.

Revenues from clients operating in the oil & gas industries increased $196.6 million, or 117.6%, during the second quarter of fiscal 2008, and $275.0 million or $77.1%, during the six months ended March 31, 2008, as compared to the corresponding periods last year. We continue to see strong revenue flows from oil & gas extraction projects, particularly in the oil sands area of Canada. Although such projects may be sensitive to the overall price of oil, we do not believe modest decreases in oil prices will have a material effect on such projects.

Revenues from clients operating in the energy & refining industries increased $197.8 million, or 40.6%, during the second quarter of fiscal 2008, and $411.1 million, or $40.7%, during the six months ended March 31, 2008, as compared to the corresponding periods last year. We continue to see higher capital spending relating to projects involving the reconfiguration and expansion of existing refineries, and addressing the effects of changing crude inputs – from lighter crudes to heavier crudes that contain slightly higher levels of sulfur.

Revenues from clients operating in the infrastructure market increased $88.2 million, or 51.2%, during the second quarter of fiscal 2008, and $161.3 million or $50.7% during the six months ended March 31, 2008, as compared to the corresponding period last year. For the three and six months ended March 31, 2008, Carter and Burgess accounted for 75.0% and 67%, respectively, of the increases.

As a percentage of revenues, direct costs of contracts for the three and six months ended March 31, 2008 was 83.7% and 84.0%, respectively. This compares to 86.1% and 86.3%, respectively, for the three and six months ended March 31, 2007.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The decrease in this percentage relationship for the three and six months ended March 31, 2008 as compared to the corresponding periods last year were due primarily to a higher level of project services revenue, relative to construction and maintenance services, combined with higher margin rates realized on our project services activity. The percentage relationship between direct costs of contracts and revenues fluctuates between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2008 increased $92.1 million, or 48.9%, to $280.4 million compared to $188.3 million for the three months ended March 31, 2007. For the six months ended March 31, 2008, SG&A expenses increased by $161.7 million, or 44.3%, to $527.2 million compared to $365.4 million for the six months ended March 31, 2007. In general, the increases in SG&A expenses during the current fiscal periods as compared to the corresponding periods last year was due to increased spending in support of the higher level of project services activities. Also, the operations of Carter & Burgess contributed $50.0 million and $83.8 million in SG&A expenses for the three and six months ended March 31, 2008, respectively.

Interest income for the three and six months ended March 31, 2008 decreased $2.0 million and $1.7 million, respectively, as compared to the corresponding periods last year. These decreases were primarily the result of lower cash balances maintained during the current fiscal periods as compared to the corresponding periods last year, combined with a slight reduction in interest rates. For the six months ended March 31, 2008 the Company used $230.9 million for the acquisitions of businesses, net of cash received.

Miscellaneous income, net for the six months ended March 31, 2008 increased $9.5 million to $7.5 million as compared to the corresponding period last year. Included in this amount is a $10.6 million gain from the sale, in the first quarter of fiscal 2008, of the Company’s interest in a company that provides specialized operations and maintenance services.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

The following table summarizes our backlog at March 31, 2008 and 2007 (in millions):

	2008	2007
Technical professional services	$7,562.0	$5,835.1
Field services	8,668.5	4,877.1

Total	$16,230.5	$10,712.2

Our backlog increased $5.5 billion, or 51.5%, to $16.2 billion at March 31, 2008 from $10.7 billion at March 31, 2007. Contributing to the growth in backlog were significant awards from clients operating in the energy & refining and oil & gas industries, as well as awards from our national government program and infrastructure clients. Also contributing to the increase was approximately $392.6 million in backlog acquired as part of the Carter & Burgess acquisition.

Liquidity and Capital Resources

At March 31, 2008, our principal source of liquidity consisted of $392.5 million of cash and cash equivalents, and $257.4 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

During the first half of fiscal 2008, our cash and cash equivalents decreased by $220.8 million to $392.5 million at March 31, 2008. This compares to a net increase in cash and cash equivalents of $46.8 million, to $480.9 million, during the corresponding period last year. During the six months ended March 31, 2008, we experienced net cash outflows from investing activities of $264.2 million. These outflows were offset in part by net cash inflows from operating activities of $6.4 million, financing activities of $30.8 million, and the effect of exchange rates of $6.2 million.

Our operations provided $6.4 million of cash during the six months ended March 31, 2008 compared to $121.3 million for the corresponding period last year. The $114.8 million decrease in cash provided by operations for the six months ended March 31, 2008 when compared to the corresponding period last year was due primarily to a $164.5 million decrease relating to the timing of cash receipts and payments within our working capital accounts; a $18.7 million decrease relating to stock based compensation (including the related excess tax benefits); and $10.6 million of gains relating to sales of investments and other assets (the cash flows from which are reclassified to the investing section within the consolidated statements of cash flows). These decreases in cash flows from operations were offset in part by a $69.2 million increase in net earnings; a $6.0 million increase in depreciation and amortization of property, equipment and improvements; a $1.4 million increase in the amortization of intangible assets, and a $2.2 million change relating to deferred income taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We used $264.2 million of cash for investing activities during the six months ended March 31, 2008 compared to $77.8 million during the corresponding period last year. The $186.4 million increase in cash used for investing activities for the six months ended March 31, 2008 when compared to the corresponding period last year was due primarily to $191.1 million increase in cash used for acquisitions of businesses (net of cash acquired), and a $10.8 million increase in additions to property and equipment, net of disposals. These uses were offset in part by $14.1 million of cash received in connection with the sale of the Company’s interest in a company that provides specialized operations and maintenance services. During the six months ended March 31, 2008 we used $230.9 million in cash, net of cash acquired and inclusive of acquisition related costs, primarily to acquire Carter & Burgess and Zate.

Our financing activities provided net cash inflows of $30.8 million during the six months ended March 31, 2008. This compares to net cash inflows of $5.4 million during the corresponding period last year. The $25.3 million net increase in cash provided by financing activities for the six months ended March 31, 2008 when compared to the corresponding period last year was due primarily to a $26.3 million increase in cash flows attributable to issuances of common stock (including the related excess tax benefits), and a $9.1 million net increase in cash flows relating to our borrowing activities. These increases in cash outflows were offset in part by a $10.1 million decrease to other, long-term deferred liabilities.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $392.5 million in cash and cash equivalents at March 31, 2008, compared to $613.4 million at September 30, 2007, and $480.9 million a year ago. Our consolidated working capital position at March 31, 2008 was $995.5 million, compared to $1.0 billion at September 30, 2007, and $878.9 million at March 31, 2007. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which $32.6 million was utilized at March 31, 2008 in the form of direct borrowings. We believe that the capacity, terms and conditions of our long-term revolving credit facility is adequate for our working capital and general business requirements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. As more fully discussed below and in 1A—Risk Factors included in our 2007 Form 10-K (beginning on page 18 thereto), our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only committed source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility at March 31, 2008 was $32.6 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

In connection with the lease of one of our offices in Houston, Texas, we entered into a floating-to-fixed interest rate swap agreement with a large U.S. bank which fixes the amount of our lease payments. At March 31, 2008 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We have determined that this contract qualifies as an effective hedge under the provisions SFAS 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

Foreign Currency Risk

In situations where our operations incur contract costs in currencies other than their functional currency, we attempt to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts in order to limit our exposure to fluctuating foreign currencies. We follow the provisions of SFAS 133 in accounting for our derivative contracts. At March 31, 2008, we had the following derivative contracts outstanding (“USD” refers to U.S. dollar; “GBP”, the British Pound):

Hedge Instrument	Notional Amount	Rate	Settlement Year
Euro Put Option	€1,115,500	0.8090 / USD	2008
Euro Put Option	€11,132,900	1.4510 / GBP	2009

We’ve determined these contracts to be highly effective according to the provisions of SFAS 133. The contracts are recognized in our consolidated balance sheets at their fair values. Changes in the fair values of the derivatives are recorded in other comprehensive income.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Concurrent with the fiscal 2004 acquisition of the Babtie Group Limited, we entered into a forward contract with a large, U.S. bank. The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Based on the terms of the contract, we believe the effect of the loan on future earnings at March 31, 2008 should be limited to $2.3 million of expense. At March 31, 2008, the notional amount of the contract was £39.9 million. It provides for an average exchange rate of 0.5828 GBP-to-USD, and terminates in fiscal 2011. We have determined that this derivative qualifies as a cash flow hedge under the provisions of SFAS 133.

The fair value of derivative contracts included in other deferred liabilities in the accompanying consolidated balance sheets totaled $11.1 million and $8.6 million at March 31, 2008 and September 30, 2007, respectively.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, as a contractor providing services to agencies of the United States federal government, we are subject to many levels of audits, investigations and claims by, or on behalf of, the United States federal government with respect to our contract performance; pricing; costs; cost allocations; and procurement practices. Furthermore, our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the United States as well as by various government agencies representing jurisdictions outside the United States.

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

Management believes, after consultation with counsel, that such guarantees, litigation, United States federal government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years prior to our acquisition of that subsidiary. The dispute involves proper waste feed; content of residues; final acceptance of the plant; and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $63.1 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

On August 1, 2007 the I-35W bridge in Minneapolis, Minnesota suffered a tragic collapse. The bridge was designed and built in the early 1960’s. Sverdrup & Parcel and Associates, Inc. (“Sverdrup & Parcel”) provided design services to the Minnesota Department of Transportation (“MnDOT”) on the bridge. Sverdrup & Parcel was a predecessor company to Sverdrup Corporation, a company acquired by Jacobs in 1999. The National Transportation Safety Board (“NTSB”) released an Interim Report identifying certain elements of the design as a possible factor in the collapse. The Company is continuing its close cooperation with the NTSB and MnDOT in their investigation of the collapse. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Item 1A.	Risk Factors.

Please refer to Item 1A—Risk Factors on pages 18 through 23 of our 2007 Form 10-K, which is incorporated herein by reference. There have been no material changes from those risk factors previously disclosed in our 2007 Form 10-K.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s 2008 Annual Meeting of Shareholders was held at its headquarters on January 24, 2008, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated December 19, 2007, copies of which were filed with the Securities and Exchange Commission pursuant to Regulation 14A.

There were two matters voted upon by the stockholders at the Annual Meeting: (i) the election of three directors to hold office until the 2011 annual meeting and (ii) ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending September 30, 2008.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

	Votes For	Votes Against or Withheld	Abstentions	Broker Non-votes
1. Election of Directors:
John P. Jumper	105,261,017	2,217,657	-0-	-0-
Linda Fayne Levinson	104,370,658	3,108,016	-0-	-0-
Craig L. Martin	105,352,669	2,126,005	-0-	-0-

2. Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm	106,044,605	542,649	891,249	106

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ John W. Prosser, Jr.
John W. Prosser, Jr.
Executive Vice President
Finance and Administration
and Treasurer

Date: April 25, 2008