Form 10-Q
period 2008-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2008-07-25
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Number of shares of common stock outstanding at July 22, 2008: 122,416,330

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2008 (Unaudited)	September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$536,223	$613,352
Receivables	1,881,164	1,532,602
Deferred income taxes	117,547	92,992
Prepaid expenses and other	40,468	39,132

Total current assets	2,575,402	2,278,078

Property, Equipment and Improvements, Net	250,605	192,489

Other Non-current Assets:
Goodwill	864,231	626,686
Miscellaneous	331,440	292,168

Total other non-current assets	1,195,671	918,854

	$4,021,678	$3,389,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,031	$529
Accounts payable	406,422	376,483
Accrued liabilities	765,459	626,091
Billings in excess of costs	252,956	245,486
Income taxes payable	52,760	27,845

Total current liabilities	1,478,628	1,276,434

Long-term Debt	38,387	40,450

Other Deferred Liabilities	265,965	228,824

Noncontrolling Interest	5,887	51

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; 122,401,159 shares issued and outstanding at June 30, 2008; 120,221,871 shares issued and outstanding at September 30, 2007	122,401	120,222
Additional paid-in capital	606,982	460,468
Retained earnings	1,506,483	1,272,352
Accumulated other comprehensive loss	(3,055)	(9,380)

Total stockholders’ equity	2,232,811	1,843,662

	$4,021,678	$3,389,421

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Nine Months Ended June 30, 2008 and 2007

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues	$2,918,927	$2,083,689	$8,055,538	$6,193,901
Costs and Expenses:
Direct costs of contracts	(2,467,283)	(1,767,073)	(6,781,330)	(5,315,011)
Selling, general and administrative expenses	(282,773)	(200,912)	(809,929)	(566,323)

Operating Profit	168,871	115,704	464,279	312,567

Other Income (Expense):
Interest income	3,359	4,590	11,237	14,123
Interest expense	(987)	(2,175)	(2,857)	(5,723)
Miscellaneous income (expense), net	(1,436)	(1,256)	6,027	(3,340)

Total other income, net	936	1,159	14,407	5,060

Earnings Before Taxes	169,807	116,863	478,686	317,627
Income Tax Expense	(61,130)	(42,113)	(172,327)	(114,389)

Net Earnings	$108,677	$74,750	$306,359	$203,238

Net Earnings Per Share:
Basic	$0.89	$0.63	$2.54	$1.72
Diluted	$0.87	$0.61	$2.46	$1.67

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Net Earnings	$108,677	$74,750	$306,359	$203,238

Other Comprehensive Income:
Foreign currency translation adjustments	(6,368)	7,593	6,561	12,989
Gain on cash flow hedge	6,378	2,461	3,401	4,682
Change in minimum pension liability	88	(1,393)	(2,281)	(7,899)

Other Comprehensive Income Before Taxes	98	8,661	7,681	9,772
Income Tax Expense	(2,049)	(472)	(1,356)	(298)

Other Comprehensive Income (Loss)	(1,951)	8,189	6,325	9,474

Total Comprehensive Income	$106,726	$82,939	$312,684	$212,712

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net earnings	$306,359	$203,238
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	46,384	36,637
Intangible assets	7,141	4,682
Gain on sale of investment	(10,609)	—
Stock based compensation	14,893	13,748
Excess tax benefits from stock based compensation	(45,558)	(11,339)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(170,998)	(60,993)
Prepaid expenses and other current assets	7,979	2,785
Accounts payable	(11,167)	(97,304)
Accrued liabilities	3,638	27,402
Billings in excess of costs	(18,481)	81,337
Income taxes payable	37,936	(17,088)
Deferred income taxes	5,443	(3,287)
Other, net	459	229

Net cash provided by operating activities	173,419	180,047

Cash Flows from Investing Activities:
Additions to property and equipment	(87,031)	(48,066)
Disposals of property and equipment	385	2,427
Changes in investments, net	17,717	(101)
Acquisitions of businesses, net of cash acquired	(236,317)	(85,763)
Changes in other non-current assets, net	(15,328)	(6,710)

Net cash used for investing activities	(320,574)	(138,213)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	8,049	28,474
Repayments of long-term borrowings	(9,939)	(45,039)
Net change in short-term borrowings	(6,701)	(14,474)
Proceeds from issuances of common stock	34,441	25,384
Excess tax benefits from stock based compensation	45,558	11,339
Changes in other deferred liabilities, net	(9,822)	(6,255)

Net cash provided by (used for) financing activities	61,586	(571)

Effect of Exchange Rate Changes	8,440	(2,216)

Net (Decrease) Increase in Cash and Cash Equivalents	(77,129)	39,047
Cash and Cash Equivalents at the Beginning of the Period	613,352	434,067

Cash and Cash Equivalents at the End of the Period	$536,223	$473,114

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2008

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 30, 2008 and for the three and nine month periods ended June 30, 2008 and 2007.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109—Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on an entity’s tax return. FIN 48 also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure; and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted this interpretation effective October 1, 2007.

The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2008

(continued)

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at June 30, 2008 and September 30, 2007 were $877.8 million and $790.5 million, respectively, of unbilled receivables. Unbilled receivables represent reimbursable costs and amounts earned under contracts in progress at the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at June 30, 2008 and September 30, 2007 were contract retentions totaling $38.7 million and $37.1 million, respectively. Also included in receivables at June 30, 2008 and September 30, 2007 were allowances for doubtful accounts of $10.9 million and $6.2 million, respectively.

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Such amounts totaled $61.1 million and $49.6 million at June 30, 2008 and September 30, 2007, respectively. Included in these amounts at June 30, 2008 and September 30, 2007 is approximately $41.0 million and $36.6 million, respectively, relating to one claim involving a waste incineration project performed in Europe. This matter is more fully described in Note 12—Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements on page F-24 of our 2007 Form 10-K. Due to the timing of when the claim may be settled, the receivable is included in “Other Non-current Assets” in the accompanying consolidated balance sheets. Although we have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $62.9 million at June 30, 2008), there can be no certainty as to the ultimate outcome of our claim. The client has filed a counterclaim against us, which we believe is without merit.

Amounts due from the United States federal government totaled $252.9 million and $153.6 million at June 30, 2008 and September 30, 2007, respectively.

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, Net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	June 30, 2008	September 30, 2007
Land	$11,461	$9,581
Buildings	80,010	69,646
Equipment	398,580	351,173
Leasehold improvements	101,819	74,961
Construction in progress	31,396	11,400

	623,266	516,761
Accumulated depreciation and amortization	(372,661)	(324,272)

	$250,605	$192,489

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2008

(continued)

Revenue Accounting for Contracts / Accounting for Joint Ventures

In accounting for long-term engineering and construction-type contracts, we follow the provisions of the American Institute of Certified Public Accountants’ Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. We recognize as revenue the amount of costs incurred associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

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

June 30, 2008

(continued)

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

At June 30, 2008, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $34.0 million and $25.0 million, respectively. At June 30, 2008, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $472.3 million and $433.8 million, respectively.

When we are directly responsible for subcontractor labor, or third-party materials and equipment (“pass-through costs”), we reflect the costs of such items in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no direct responsibility for such items, these amounts are not reflected in either revenues or costs. The amount of such pass-through costs included in revenues during the three and nine months ended June 30, 2008 totaled $777.7 million and $2,180.5 million, respectively. This compares to pass-through costs of $561.1 million and $1,937.7 million for the three and nine months ended June 30, 2007, respectively.

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$6,412	$6,197	$22,054	$19,047
Interest cost	12,682	9,232	38,007	35,099
Expected return on plan assets	(13,336)	(9,149)	(40,087)	(36,183)
Amortization of prior unrecognized items	426	822	1,290	5,139

Net periodic benefit cost	$6,184	$7,102	$21,264	$23,102

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2008

(continued)

During the nine months ended June 30, 2008, we made cash contributions of approximately $32.6 million to our plans, and we expect to make cash contributions of an additional $20.5 million during the remainder of fiscal 2008.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding (denominator used to compute basic EPS)	121,474	118,961	120,833	118,258
Effect of stock options and restricted stock	3,150	3,540	3,471	3,654

Denominator used to compute diluted EPS	124,624	122,501	124,304	121,912

For the three months ended June 30, 2008 and June 30, 2007 we issued 629,407 and 840,797 shares of common stock, respectively, from the exercise of stock options and the release of restricted stock. For the nine months ended June 30, 2008 and June 30, 2007 we issued 1,964,983 and 1,552,217 shares of common stock, respectively, from the exercise of stock options and the release of restricted stock.

Accounting for and Disclosure of Guarantees, and Contingencies

Please refer to Note 11—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-22 of our 2007 Form 10-K for a discussion of our various commitments and contingencies.

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

Business Combination

On November 2, 2007, we completed the acquisition of Carter & Burgess, Inc. (“Carter & Burgess”). Since the date of acquisition, we have been integrating Carter & Burgess’ business into our operations. Accordingly, it is not practicable to provide meaningful financial information for Carter & Burgess on a stand-alone basis.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations

We recorded net earnings of $108.7 million, or $0.87 per diluted share, for the third quarter of fiscal 2008 compared to net earnings of $74.8 million, or $0.61 per diluted share, for the third quarter of fiscal 2007.

•	Net earnings for the third quarter were $33.9 million, or 45.4%, higher than the amount for the third quarter of fiscal 2007;

•	Diluted earnings per share for the third quarter of fiscal 2008 increased 42.6% over the prior year.

For the nine months ended June 30, 2008, we recorded net earnings of $306.4 million, or $2.46 per diluted share. Included in this amount is a one-time gain of $5.4 million, or $0.04 per diluted share, from the sale of our interest in a company that provides specialized operations and maintenance services. The gain was recognized in the first quarter of fiscal 2008.

Excluding the one-time gain:

•	Net earnings for the nine months ended June 30, 2008 totaled $301.0 million; this represents a $97.8 million, or 48.1%, increase over the prior year;

•	Diluted earnings per share for the nine months ended June 30, 2008 totaled $2.42, a 44.9% increase over the prior year.

Total revenues for the three months ended June 30, 2008 increased by $835.2 million, or 40.1%, to $2.9 billion compared to $2.1 billion for the third quarter of fiscal 2007. Total revenues for the nine months ended June 30, 2008 increased by $1.9 billion, or 30.1%, to $8.1 billion compared to $6.2 billion for the corresponding period last year.

The following table sets forth our revenues by the various types of services we provide for the three and nine months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Project Services	$1,338,379	$992,948	$3,799,955	$2,779,163
Construction	1,093,502	714,020	2,883,374	2,345,700
Operations and Maintenance (“O&M”)	279,822	223,263	822,207	644,435
Process, Scientific and Systems Consulting	207,224	153,458	550,002	424,603

	$2,918,927	$2,083,689	$8,055,538	$6,193,901

Project services revenues for the three and nine months ended June 30, 2008 increased 34.8% and 36.7%, respectively, as compared to the corresponding periods last year. A significant portion of the increases in projects services revenues were attributable to the operations of Carter & Burgess. Project services revenues include revenues from design, preliminary and detailed engineering, and architectural services. These services are more prominent in the earlier phases of projects – before the projects enter their construction phase. In general, we believe that the level of project services we provide clients is a precursor to opportunities to provide construction and, ultimately, maintenance services.

For the three and nine months ended June 30, 2008, construction services revenues increased by 53.1% and 22.9%, respectively, as compared to the corresponding periods last year. These increases occurred primarily on projects for clients operating in the energy & refining-downstream, oil & gas-upstream, and chemicals and polymers industries.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the three and nine months ended June 30, 2008, O&M services revenues increased 25.3% and 27.6%, respectively, as compared to the corresponding periods last year. These increases relate primarily to higher O&M activities associated with projects for the United States federal government, particularly as it relates to government test facilities.

Contributing to the increase in revenues recognized from construction services and O&M services were higher levels of pass-through costs. As more fully explained in our 2007 Form 10-K, the level of pass-through costs included in revenues will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves as opposed to using our services, as well as on the normal, ramping-up and winding-down of field services activities. For the three and nine months ended June 30, 2008 pass though costs increased $216.6 million and $242.8 million, respectively, as compared to the corresponding periods last year.

Process, scientific and systems consulting services revenues for the three and nine months ended June 30, 2008 increased 35.0% and 29.5%, respectively, as compared to the corresponding periods last year. We continue to experience growth in the services performed under new and continuing programs for the United States federal government.

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and nine months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Energy & Refining - Downstream	$933,334	$677,387	$2,459,385	$1,686,517
National Government Programs	469,901	385,727	1,361,614	1,109,770
Chemicals and Polymers	384,619	209,179	1,098,433	995,070
Oil & Gas - Upstream	307,810	239,484	860,009	596,251
Infrastructure	254,334	188,859	742,049	507,065
Pharmaceuticals and Biotechnology	263,978	176,178	726,956	567,771
Buildings	151,494	90,779	455,625	321,510
Industrial and Other	153,457	116,096	351,467	409,947

	$2,918,927	$2,083,689	$8,055,538	$6,193,901

Certain amounts for the nine months ended June 30, 2008 have been adjusted to correspond to the current project classification.

For the three and nine months ended June 30, 2008, we experienced an increase in revenues from clients operating in many of the industry groups and markets we serve, with the oil & gas-upstream, energy & refining-downstream, infrastructure, and buildings posting the highest percentage increases.

For the three and nine months ended June 30, 2008, revenues from clients operating in the energy & refining - downstream industries increased $255.9 million and $772.9 million, respectively, as compared to the corresponding periods last year. We continue to see higher capital spending for projects involving the reconfiguration and expansion of existing refineries, and addressing the effects of changing crude inputs. We expect investment in modernizing and expanding existing refineries and new refineries to continue to be strong throughout the remainder of fiscal year 2008 and beyond. We also expect to see increasing capital spending relating to clean fuel programs designed to meet stricter fuel specifications.

For the three and nine months ended June 30, 2008, revenues from clients operating in the oil & gas - upstream industries increased $68.3 million and $263.8 million, respectively, as compared to the corresponding periods last year. We continue to see strong revenue flows from oil & gas extraction projects, particularly in the oil sands area of Canada. Although such projects are sensitive to the overall price of oil, it would take a significant decrease in oil prices from current levels to have a material effect on such projects.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the three and nine months ended June 30, 2008, revenues from infrastructure and buildings projects together increased $126.2 million and $369.1 million, respectively, as compared to the corresponding periods last year. Although the acquisition of Carter & Burgess accounted for a significant portion of the growth in revenues in these two markets, we also benefited from an increase in capital spending by various clients to improve and develop their transportation infrastructure, and for projects relating to hospitals, medical, and research facilities.

As a percentage of revenues, direct costs of contracts for the three and nine months ended June 30, 2008 was 84.5% and 84.2%, respectively. This compares to 84.8% and 85.8%, respectively, for the three and nine months ended June 30, 2007.

The percentage relationship between direct costs of contracts and revenues fluctuates between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. The decreases in this percentage relationship for the three and nine months ended June 30, 2008 as compared to the corresponding periods last year were due primarily to a higher level of project services revenue, relative to construction and maintenance services, combined with higher margin rates realized on our project services activity.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2008 increased $81.9 million, or 40.7%, to $282.8 million compared to $200.9 million for the three months ended June 30, 2007. For the nine months ended June 30, 2008, SG&A expenses increased by $243.6 million, or 43.0%, to $809.9 million compared to $566.3 million for the nine months ended June 30, 2007. In general, the increases in SG&A expenses during the current fiscal periods as compared to the corresponding periods last year were due to the acquisition of Carter & Burgess combined with increased spending in support of the higher level of project services activities.

Miscellaneous income (expense), net for the nine months ended June 30, 2008 increased $9.4 million to $6.0 million as compared to the corresponding period last year. Included in this amount is a $10.6 million gain from the sale, in the first quarter of fiscal 2008, of the Company’s interest in a company that provides specialized operations and maintenance services.

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

The following table summarizes our backlog at June 30, 2008 and 2007 (in millions):

	2008	2007
Technical professional services	$7,991.1	$5,909.6
Field services	10,291.6	5,118.1

Total	$18,282.7	$11,027.7

Our backlog increased $7.3 billion, or 65.8%, to $18.3 billion at June 30, 2008 from $11.0 billion at June 30, 2007. The increase in backlog from June 30, 2007 reflects major new awards from clients operating in many of the industry groups and markets we serve, and in particular the energy & refining – downstream, oil & gas – upstream, and national government programs markets. Contributing to the increase in backlog during the third quarter of fiscal 2008 was approximately $1.0 billion relating to a significant increase in scope of services for an upstream oil and gas project being performed in North America.

Liquidity and Capital Resources

At June 30, 2008, our principal source of liquidity consisted of $536.2 million of cash and cash equivalents, and $251.6 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

During the first nine months of fiscal 2008, our cash and cash equivalents decreased by $77.1 million to $536.2 million at June 30, 2008. This compares to a net increase in cash and cash equivalents of $39.0 million, to $473.1 million, during the corresponding period last year. During the nine months ended June 30, 2008, we experienced net cash outflows from investing activities of $320.6 million. These outflows were offset in part by net cash inflows from operating activities of $173.4 million, financing activities of $61.6 million, and the effect of exchange rates of $8.4 million.

Our operations provided $173.4 million of cash during the nine months ended June 30, 2008 compared to $180.0 million for the corresponding period last year. The $6.6 million decrease in cash provided by operations for the nine months ended June 30, 2008 when compared to the corresponding period last year was due primarily to a $87.2 million decrease relating to the timing of cash receipts and payments within our working capital accounts; a $33.1 million decrease relating to stock based compensation (including the related excess tax benefits); and $10.6 million of gains relating to sales of investments and other assets (the cash flows from which are reclassified to the investing section within the consolidated statements of cash flows). These decreases in cash flows from operations were offset in part by a $103.1 million increase in net earnings; a $9.7 million increase in depreciation and amortization of property, equipment and improvements; a $2.5 million increase in the amortization of intangible assets; and a $8.7 million change relating to deferred income taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We used $320.6 million of cash for investing activities during the nine months ended June 30, 2008 compared to $138.2 million during the corresponding period last year. The $182.4 million increase in cash used for investing activities for the nine months ended June 30, 2008 as compared to the corresponding period last year was due primarily to a $150.6 million increase in cash used for acquisitions of businesses (net of cash acquired), a $41.0 million increase in cash used for additions to property and equipment, net of disposals, and changes in miscellaneous non-current assets of $8.6 million. These uses were offset in part by a $17.8 million change in investments, net (included in this amount is $14.1 million of cash received in connection with the sale of our interest in a company that provides specialized operations and maintenance services). During the nine months ended June 30, 2008 we used $236.3 million of cash, net of cash acquired and inclusive of acquisition related costs, for acquisitions of businesses.

Our financing activities provided net cash inflows of $61.6 million during the nine months ended June 30, 2008. This compares to net cash outflows of $0.6 million during the corresponding period last year. The $62.2 million net increase in cash provided by financing activities for the nine months ended June 30, 2008 when compared to the corresponding period last year was due primarily to a $43.3 million increase in cash flows attributable to issuances of common stock (including the related excess tax benefits), and a $22.4 million net increase in cash flows relating to our borrowing activities. These increases in cash outflows were offset in part by a $3.6 million decrease to other, long-term deferred liabilities.

We acquired two businesses during the nine months ended June 30, 2008, and we continue to look for acquisition candidates that will help us grow the business. While our access to capital has not been affected by the credit crisis currently affecting the U.S., we believe its full impact could adversely affect our cost of borrowing in the future. We continue to believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $536.2 million in cash and cash equivalents at June 30, 2008, compared to $613.4 million at September 30, 2007, and $473.1 million a year ago. Our consolidated working capital position at June 30, 2008 was $1.1 billion, compared to $1.0 billion at September 30, 2007, and $919.6 million at June 30, 2007. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which $38.4 million was utilized at June 30, 2008 in the form of direct borrowings. We believe that the capacity, terms and conditions of our long-term revolving credit facility are adequate for our working capital and general business requirements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. As more fully discussed below and in 1A - Risk Factors included in our 2007 Form 10-K (beginning on page 18 thereto), our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only committed source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility at June 30, 2008 was $38.4 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

In connection with the lease of one of our offices in Houston, Texas, we entered into a floating-to-fixed interest rate swap agreement with a large U.S. bank which fixes the amount of our lease payments. At June 30, 2008 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We have determined that this contract qualifies as an effective hedge under the provisions SFAS 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

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

At June 30, 2008, we had a Euro put option outstanding with a notional amount of €6.7 million with an average exchange rate of 1.4498 EUR-to-GBP. This derivative contract expires in October of 2009. We’ve determined this contract to be highly effective according to the provisions of SFAS 133. The contract is recognized in our consolidated balance sheet at fair value with changes in fair value recorded in other comprehensive income.

Concurrent with the fiscal 2004 acquisition of the Babtie Group Limited, we entered into a forward contract with a large, U.S. bank. The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Based on the terms of the contract, we believe the effect of the loan on future earnings at June 30, 2008 should be limited to $2.1 million of expense. At June 30, 2008, the notional amount of the contract was £39.9 million. It provides for an average exchange rate of 0.5828 GBP-to-USD, and expires in June of 2011. We have determined that this derivative qualifies as a cash flow hedge under the provisions of SFAS 133.

The fair value of derivative contracts included in other deferred liabilities in the accompanying consolidated balance sheets totaled $4.4 million and $8.6 million at June 30, 2008 and September 30, 2007, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 4.	Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years prior to our acquisition of that subsidiary. The dispute involves proper waste feed; content of residues; final acceptance of the plant; and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $62.9 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

Date: July 25, 2008