Form 10-K
period 2008-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2008-11-26
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008	Commission File No. 1-7463

Jacobs Engineering Group Inc.

Delaware	95-4081636
State of incorporation	IRS Employer identification number

1111 South Arroyo Parkway Pasadena, California 91105	(626) 578-3500

Address of principal executive offices	Telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    ☒  Yes    ☐  No

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

There were 122,866,079 shares of common stock outstanding as of November 21, 2008. The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $9.0 billion as of March 31, 2008, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the Registrant’s definitive Proxy Statement to be issued in connection with its 2009 Annual Meeting of Shareholders.

JACOBS ENGINEERING GROUP INC.

Fiscal 2008 Annual Report on Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that are not based on historical fact. When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, below. Other matters that may affect our future performance relative to management’s current expectations are discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, also appearing below. The risk factors and other matters described herein are not all-inclusive, and we undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission (SEC).

Item 1.	BUSINESS

General

We are one of the largest professional services firms in the United States. Our business focuses exclusively on providing a broad range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. We provide four broad categories of services:

•	Project Services (which include engineering, design, architectural, and similar services);

•	Process, Scientific, and Systems Consulting services (which includes services performed in connection with a wide variety of scientific testing, analysis, and consulting activities);

•

Construction services (which encompasses traditional field construction services as well as modular construction activities, and includes direct-hire construction and construction management services); and,

•

Operations and Maintenance services (which includes services performed in connection with operating large, complex facilities on behalf of clients as well as services involving process plant maintenance).

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

Jacobs Engineering Group Inc. was incorporated under the laws of the State of Delaware on January 8, 1987. On March 4, 1987, the corporation succeeded by merger to the business and assets of Jacobs Engineering Group Inc., a California corporation that, in 1974, had succeeded to a business organized originally by our founder, Dr. Joseph J. Jacobs, in 1947. Unless the context otherwise requires, all references herein to “Jacobs” or the “Registrant” are to Jacobs Engineering Group Inc. and its predecessors, and references to the “Company”, “we”, “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries. The common stock of Jacobs has been publicly held since 1970 and is currently listed on the New York Stock Exchange under the trading symbol JEC.

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

Safety

Key to the success of our business strategy is our uncompromising focus on safety. Providing an injury and incident free work environment is an unequivocal condition of the relationship we have with our employees and subcontractors. It is also a paramount issue in our dealings with our clients, and our safety program is a fundamental element of our overall approach to risk management. A safe work environment is critical to our long-term success and growth. We maintain a centralized quality and safety group to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and increase our own operating costs as well. Safe job sites and office environments, on the other hand, benefit our clients, promote employee morale, and enhance the long-term relationships we have with our clients, employees, and business partners.

Relationship-Based Business Model

Our relationship-based business model is central to our sustained growth and profitability. We aggressively pursue the development of long-term affiliations and alliances with our clients. By working as a partner with our clients on their capital programs, we increase our understanding of their overall business needs as well as the unique technical requirements of their projects. This increased understanding gives us the opportunity to provide a superior value to our clients. We market all of our services to clients in connection with their projects where the scope of work required is within our expertise. By integrating and bundling our services (i.e., providing design, engineering, and construction services on the same project), we can price contracts more competitively and enhance overall profitability while delivering additional value to our clients. Our relationship-based business model also helps us more fully understand the risks inherent in the projects, which in turn allows us to better manage those risks. Our approach also provides us with opportunities to market those services our clients will need in the post start-up and commissioning phases of a plant, such as operations and maintenance services. This model, however, does not preclude us from undertaking discrete projects that do not conflict with our business strategy. We will accept and perform discrete projects for our clients if we can negotiate acceptable pricing and other contract terms and conditions.

Closely linked to our relationship-based business model is our multidomestic geographic strategy for conducting business around the world. This strategy requires us to act and operate as a local contractor in every geographic area of the world in which we do business. We believe it is important for us as a company to “be local” with respect to our network of offices and operations. Because our offices can generally sustain themselves with a base load of local work, we’re able to support our multinational clients with their cross-border capital projects. Our core clients can depend on us for assistance with their engineering and construction needs when they move projects around the world. Our multidomestic strategy also allows us to be competitive around the world to the extent we win large projects and are able to perform meaningful portions of the project utilizing local resources rather than exporting the work to other offices within the group.

Cost Control

Our continual emphasis on cost control is an important component of our business strategy. As the global economy expands and companies providing technical, professional, and construction services are required to compete against each other across geographic boundaries, the company that can provide its clients with cost efficient solutions to their project needs has the advantage. Our attention to cost control throughout every level of our organization allows us to deliver superior technical, professional, and construction services safely, efficiently, and within the cost and time parameters our clients require.

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

The Role of Acquisitions in Our Business Strategy

Our relationship-based business model is a significant driver of our acquisition strategy. When we review potential acquisition targets, we are conscious of the effect the acquisition may have on our client base. We favor acquisitions that allow us to expand or enhance the range of services we provide existing clients, and/or gain access to new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our major clients. The following is a brief description of some of our key acquisitions over the past five years:

•

In November 2007, we acquired Carter & Burgess, Inc. (Carter & Burgess). Headquartered in Fort Worth, Texas, Carter & Burgess was an approximately 3,200-person professional services firm providing architecture, engineering, design, and planning services to public and private sector clients operating in the fields of transportation, water, infrastructure programs, building programs, land development, and planning. The primary purpose for acquiring Carter & Burgess was to expand our infrastructure and facilities business in the U.S.

•

In March 2008 we acquired a 60% interest in Zamel & Turbag Consulting Engineers (Zate). Located in Saudi Arabia, Zate was an approximately 500-person professional services firm providing engineering and construction management services to clients operating in the oil & gas, refining, and chemicals industries. The primary purpose for acquiring Zate was to expand our business in the Middle East with clients operating in those industries in the Middle East.

•

In April 2007, we acquired Edwards and Kelcey, Inc. (Edwards and Kelcey). Edwards and Kelcey was a nationally recognized engineering, design, planning, and construction management firm serving public and private clients in the fields of transportation; planning/environmental; communications technology; buildings/facilities; and land development. Headquartered in Morristown, New Jersey, Edwards and Kelcey employed approximately 1,000 people in offices located primarily in the Northeastern region of the United States (U.S.). The primary purpose for acquiring Edwards and Kelcey was to expand our infrastructure business in the U.S.

•

In August 2004, we acquired the Babtie Group Limited (Babtie Group). The Babtie Group was a leading provider of technical and professional services to clients in the infrastructure; facilities; environmental; defense; and governmental outsourcing markets, among others. Headquartered in

Glasgow, Scotland, the Babtie Group employed approximately 3,500 people in offices located throughout the United Kingdom (U.K.) and Asia, with smaller operations in India and the Czech Republic. The primary purpose for acquiring the Babtie Group was to expand our infrastructure and facilities business in the U.K.

In any particular year, we will also make smaller acquisitions as opportunities arise.

Services Provided

As described above, the services we provide generally fall into the following four broad categories: Project Services; Process, Scientific, and Systems Consulting services; Construction services; and Operations and Maintenance services. The scope of services we can provide our clients, therefore, range from consulting and conceptual design services (which are often required by clients in the very early stages of a project) to complete, single-responsibility, design-build-operate contracts.

The following table sets forth our revenues from each of our four service categories for each of the last five fiscal years ended September 30 (in thousands of dollars):

	2008	2007	2006	2005	2004
Project Services	$5,128,456	$3,828,179	$2,894,293	$2,469,879	$2,060,288
Process, Scientific and Systems Consulting	770,223	597,116	482,344	385,700	248,718
Construction	4,239,439	2,990,177	3,239,613	1,884,066	1,581,023
Operations and Maintenance	1,114,041	1,058,498	805,020	895,356	704,206

	$11,252,159	$8,473,970	$7,421,270	$5,635,001	$4,594,235

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

Historically, our field construction activities were focused primarily on those construction projects for which we perform much of the related engineering and design work. By focusing our construction efforts on such projects, we minimize the risks associated with constructing complex plants and facilities based on designs prepared by third parties. The financial risk to us of constructing complex plants and facilities based on designs prepared by third parties may be particularly significant on fixed-price contracts; therefore, we generally avoid this type of project. However, we will pursue construction-only projects when we can negotiate pricing and other contract terms we deem acceptable and which results in a fair return for the degree of risk we assume.

Operations and Maintenance (O&M)

O&M generally refers to all of the tasks required to operate and maintain large, complex facilities on behalf of clients. We can provide key management and support services over all aspects of the operations of a facility, including managing subcontractors and other on-site personnel. Within the environmental area, O&M often includes engineering and technical support services as well as program management services necessary to remediate contaminated sites. Within the aerospace and defense areas, O&M often requires us to provide the management and technical support services necessary to operate and maintain engine test facilities, weapons integration, and high-tech simulation and verification centers. Such O&M contracts also frequently require us to provide facilities management and maintenance services; utilities operations and maintenance services; property management and disposition services; and construction support services.

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

Although the gross profit margins that we realize from O&M services are generally lower than those associated with the other services we provide, the costs to support maintenance activities are also generally lower. Furthermore, we view O&M contracts as presenting a lower financial risk to us as compared to some of the other services we provide because O&M contracts are normally cost-reimbursable in nature. Additionally, although engineering and construction projects may be of a short-term nature, O&M services often result in long-term relationships with clients. For example, we have been providing maintenance services at several major process plants within the U.S. for several decades. This aspect of maintenance services greatly reduces the selling costs in respect of such services.

Financial Information About Segments

Although we describe our business in this Annual Report on Form 10-K in terms of the services we provide, the markets in which our clients operate, and the geographic areas in which we operate, we have concluded that our operations may be aggregated into one reportable segment pursuant to the U.S. Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131—Disclosures about Segments of an Enterprise and Related Information. In making this determination, we considered various economic characteristics of our operations including: the nature of the services we provide, our internal processes for delivering those services, and the types of customers we have. In addition to the discussion that follows, please refer to Note 14—Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

There is a high degree of similarity of the workforces among our service categories. For example, engineering and design services (i.e., services provided by persons who are degreed and in certain circumstances licensed, such as engineers, architects, scientists, and economists) exist in all four service categories. In addition, there is a high degree of similarity among a significant component of the workforces we employ to perform construction and O&M projects. In providing construction and O&M services, we employ a large number of skilled craft labor personnel. These may include welders, pipe fitters, electricians, crane operators, and other personnel who work on very large capital projects (in the case of projects classified within the construction services category) or on smaller capital projects (in the case of maintenance projects classified within the O&M services category).

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

Furthermore, the types of information and internal reports used by management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these similarities, we have concluded that our operations may be aggregated into one reportable segment for purposes of the disclosure included in this Annual Report on Form 10-K.

Industry Groups and Markets

We provide our services to clients that operate in the following industry groups and markets: energy and refining—downstream; long-term programs for various national governments, including the U.S.; chemicals and polymers; oil and gas—upstream; pharmaceuticals and biotechnology; infrastructure; buildings; and other, general industrial and consumer businesses and markets (such as technology and manufacturing; pulp and paper; food and consumer products; and mining and minerals). We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources which helps to mitigate the negative effects of a downturn in a single industry.

The following table sets forth our revenues from each of the various industry groups and markets in which our clients operate for each of the last five fiscal years ended September 30 (in thousands of dollars):

	2008	2007	2006	2005	2004
Energy & Refining—Downstream	$3,687,798	$2,520,064	$2,255,928	$1,637,675	$991,403
National Government Programs	1,976,184	1,500,007	1,259,361	1,160,664	1,051,016
Chemicals and Polymers	1,409,868	1,238,350	1,124,254	737,872	559,733
Oil & Gas—Upstream	1,102,743	890,943	546,663	319,796	279,065
Pharmaceuticals and Biotechnology	978,867	756,178	678,989	514,836	713,566
Infrastructure	935,333	681,367	546,999	464,400	304,977
Buildings	708,081	437,122	395,190	462,147	354,742
Industrial and Other	453,285	449,939	613,886	337,611	339,733

	$11,252,159	$8,473,970	$7,421,270	$5,635,001	$4,594,235

Energy & Refining—Downstream

We provide full-service engineering, design, modular fabrication, construction, construction management, and asset management and maintenance services to our clients in the energy & refining industries throughout the world. We also provide a broad range of consulting services to our clients including process assessments, facility appraisals, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services. Typical projects range in size from several million dollars to multi-billion dollar facilities and include new design and construction, revamps or expansions of existing plants, turnarounds, upgrades of individual process units within refineries, and maintenance services.

Substantial investment in new and expanded refinery capacity is occurring in North America, the Middle East, and Asia to handle heavier crudes, add value at source, respond to growth in regional consumption and changes in feedstock price and availability, and produce a different product slate to respond to the changing requirements for diesel and gasoline. We support such capital investments through our network of offices and are routinely sharing engineering work with our offices in India to reduce design costs on large projects. Our offices in North America and Europe, in particular, continue to be involved with very large projects that upgrade Canadian crudes (upgraders).

Government regulations continue to influence the need for project services by our clients in the refining industry and we believe new regulations, such as off-road Ultra Low Sulfur Diesel, and new ambient air quality standards for ozone and particulates will drive new investment requirements in the industry over the next several years. We are a market leader in such regulatory-based projects including our proprietary sulfur removal technologies (SUPERCLAUS® and EUROCLAUS®).

Our modular construction capabilities, asset management and maintenance services, and formal client alliances help differentiate us to our clients operating in this industry group. Many projects involve revamping existing processing units or adding new processes to an existing refinery. As a result of the close proximity of processing units in these refineries, using modular construction can decrease congestion at the construction site and can also provide safety, cost, and project execution benefits in remote locations.

We also include power generation and cogeneration projects in this industry group. We provide technical assistance, project management, design, engineering, procurement, construction and construction management, and maintenance services for power generating units within our clients’ process facilities, as well as to clients operating in the power generation and supply industry. Typical projects include simple and combined cycle power projects, cogeneration power plants, aeroderivative and industrial gas turbines, and emergency power generation stations.

Oil & Gas—Upstream

We provide full-service engineering, design, construction, modular fabrication, maintenance, and construction management services to our clients in the upstream areas of oil and gas exploration and production. We also provide a broad range of consulting services to our clients including process assessments, facility appraisals, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services. Many of our upstream projects are in North America, Europe and Saudi Arabia and include offshore platforms, heavy oil processing (such as oil sands thermal extraction projects); oil recovery through steam injection; and gas treating, gas gathering, and gas storage projects including extraction of commercially valuable elements of the gas stream.

Typical projects involve the design and construction of projects that recover oil and gas, and may include oil thermal recovery facilities by either in-situ means (steam injection or steam assisted gravity drainage) or above-ground oil sands mining, upgraders, pipelines, gas plants, etc. Projects have grown in size during the past five years to an average size that exceeds $500 million in total installed costs as clients have found benefits from economies of scale. These large projects may involve many of our offices and normally include our Mumbai, India, office as a value-added center to reduce client costs.

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

As part of our commitment to this market, we acquired the majority ownership of Zate, a 400-person firm in Saudi Arabia, bringing a strong local presence in the Middle East and a center of excellence for long distance pipelines.

National Government Programs

We categorize our National Government Programs as generally relating to environmental programs, aerospace and defense programs, or building programs.

Environmental Programs

We provide environmental investigation, restoration, engineering, construction, and site operations and maintenance services to a number of United States federal government agencies, including the Department of Energy (DOE) and the DoD. We are also providing these services to support the government of the United Kingdom in its nuclear sites decommissioning program through the Nuclear Decommissioning Authority (NDA). This is a growing market and we are well-placed to capitalize on it, having won a number of major framework contracts in 2008 at the two highest-hazard sites.

Our projects include hazardous and nuclear waste management and site cleanup and closure—with many of these projects for the U.S. federal government spanning over ten years. Our projects within this market generally relate to all major federal and state environmental statutes, with particular emphasis on the Comprehensive Environmental Response Compensation and Liability Act and the Resource Conservation and Recovery Act. As part of our environmental restoration work, we provide support in such areas as underground storage tank removal, contaminated soil and water remediation, and long-term groundwater monitoring. Our environmental consulting services include air quality planning and permitting, water quality compliance, environmental conservation studies, pollution prevention assessments, and compliance with the National Environmental Policy Act.

We also design, build, install, operate, and maintain various types of soil and groundwater cleanup systems at multiple project locations across the United States and its territories for the United States Army Corps of Engineers and the United States Air Force Center for Environmental Excellence (AFCEE). Typical projects also include the preparation of feasibility studies and performance of remedial investigations, engineering, design, and remediation services on several national programs. As an extension of our environmental support to AFCEE, we also serve AFCEE’s clients with execution of capital projects involving sustainment, repair, and modernization of military facilities and infrastructure.

As a differentiating aspect of our support to clients, we provide asset management services in the form of infrastructure operations and maintenance. This is an integral part of our services for the DOE at the Oak Ridge Environmental Management sites and at the Argonne National Laboratory. Asset management also includes building closures that involve deactivation, decommissioning, and demolition of government facilities.

Aerospace and Defense Programs

We provide support to aerodynamic, propulsion, and space facilities and systems for government clients such as the DoD and NASA at more than a dozen test centers across the continental United States and for the Ministry of Defence in the United Kingdom. This support includes military systems acquisition management and strategic planning; operations and maintenance of test facilities, test ranges, space launch facilities, and space chambers; test and evaluation in computer, laboratory, facility, and range environments; test facility computer systems instrumentation and diagnostics; and test facility design and build. We also provide systems engineering and integration of complex weapons and space systems as well as hardware and software design of complex flight and ground systems. We support and maintain enterprise information systems for government and commercial clients worldwide, ranging from the operation of complex computational networks to the development and validation of specific software applications.

We have provided advanced technology engineering services to the DoD for more than 60 years and currently support defense programs in dozens of locations within the United Sates and internationally. In addition to operating and maintaining several DoD test centers, our support includes services such as aerodynamic testing of next-generation fighter aircraft; propulsion testing for space programs; testing of the U.S. Army’s next-generation ground mobile weapon systems; and acquisition support for weapons systems such as air-to-air missile systems and precision guided smart weapons for high-value targets. We also support the acquisition and development of systems and equipment for Special Operations Forces as well as the development of biological, chemical, and nuclear detection and protection systems. Furthermore, we support the DoD in a number of information technology programs including network design, integration, and support; command and control technology; development and sustainment of databases and customized applications; and security solutions.

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

Buildings Programs

We provide a wide range of advance planning, architectural, engineering, construction management, program management, and design-build services to agencies such as the U.S. Federal Aviation Administration (FAA); the U.S. General Services Administration (GSA); the United States Departments of State, Treasury, Agriculture, and Defense; and the Army National Guard among others. In the United Kingdom, we are leading the Custodial Services’ project management delivery program to upgrade the U.K. prison stock, as well as certain security-led programs such as upgrading works to the Palace of Westminster and selected Regional Police Authorities.

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

We are providing planning, design, design-build construction, and program management services to the DoD on military family housing; quality of life projects; training, maintenance, and readiness facilities; and command and control centers as well as military facilities supporting the DoD’s global re-basing program, the 2005 Base Realignment and Closure program, and the transformation initiatives of the various military services.

Chemicals and Polymers

We provide technical consulting, project finance consulting, facility appraisal, market analysis, and business consulting services as well as fully-integrated engineering, procurement, construction, and construction management services to our clients operating in the chemicals and polymers industries. Our services guide and assist our chemical clients with their projects from the early concept phase to a constructed and operating chemical facility.

The chemicals and polymers markets are showing modest growth after an extended flat period and continue to be an essential part of our diversified business. The types of projects we execute for our clients in these industries include feedstock synthesis, chemical synthesis, and polymerization, and include high-pressure processes to produce industrial chemicals and low-pressure multi-product processes to produce specialty and fine chemicals. We have extensive knowledge of, and experience with, advanced polymerization reactions and state-of-the-art, post-reactor processing techniques to help bring new products and new facilities to market quickly and economically. An area of focus, due to rising feedstock costs, is gasification to produce the feeds for chemicals and fertilizers. Our involvement in these early studies positions us to help owners capitalize on return on investment opportunities by streamlining work processes and optimizing existing plant layouts for future expansions.

Expansions and revamps are attracting investments in North America and Europe. A large volume of new investment also is occurring in the Middle East and Asia due to both low feedstock cost and rapidly growing local markets. To respond to this market, we have enhanced or expanded our process design packages, front-end engineering and design (FEED) packages, and our project management capabilities in existing offices and newly acquired companies. Recent capital projects in the Middle East and Asia are also using alternative feedstocks to natural gas, such as naptha, and are moving from producing primary petrochemicals to the higher-added-value secondary petrochemicals.

Our clients in this sector focus on safety, reliability, and maintainability to keep operating costs down. To support this initiative, we apply best practices on capital and maintenance work by leveraging synergy and resources within our alliances and partnerships, which in some cases involve more than 25 chemical facilities for one owner. As these multi-site relationships increase in magnitude, the range of services we provide broadens and varies from providing on-site engineering services to completing an entire capital improvement program.

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

Pharmaceuticals and Biotechnology

We provide a broad range of services to our clients in the pharmaceuticals and biotechnology industries including consulting, master planning, programming, feasibility studies, engineering, preliminary and detailed design, procurement, construction, construction management, commissioning, qualification, validation, and maintenance. We also provide single-point engineering, procurement, construction management, and validation (EPCMV) project delivery enabling us to execute the industry’s largest capital programs on a single-responsibility basis. We serve clients throughout North America, Europe, and Asia.

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

We continue to enhance our 3-D CADD capabilities, project controls, and automation capabilities as well as other technological aspects of our EPCMV services. This enables us to better serve our clients and to ensure that projects transition from their conceptual design phase through engineering, construction, start-up, commissioning, and validation phases as economically and efficiently as possible.

As companies in the pharmaceuticals industry continue to experience pressure to decrease product time-to-market, reduce costs, and increase return on investment, the types of services we provide have grown over the years to include modular construction as well as consulting and strategic planning to help our clients complete capital projects faster and more efficiently. We are also leaders in applying LEAN manufacturing techniques to capital project execution. As an example, we increased our efforts to integrate commissioning and validation services, helping reduce the amount of time required to introduce a new drug into the marketplace.

As new product discovery and development drives capital spending, our multidomestic structure as well as formal alliances and preferred provider agreements with numerous clients enhances our ability to act as a program partner, helps clients effectively manage their strategic investments, and deliver their capital programs.

Infrastructure

We provide a broad range of life-cycle services including planning, design, consulting, engineering, design-build, and construction and program management services to our clients engaged in civil construction projects throughout North America, Europe, the Middle East, and Asia. Our strength in this industry segment includes projects in transportation, aviation, and water infrastructure.

Representative clients include national government agencies and departments in the U.S. and U.K., state departments of transportation, other regional and local agencies, and private industry freight transport firms. In addition to our major markets in the U.S. and the U.K., we are developing our skills in the growing markets in the Middle East and Asia. We have deepened our resource and geographic reach through acquisitions in the U.S. and developing regional centers in the United Arab Emirates and India, including our recent minority investment in Consulting Engineering Services (India) Private Limited, a major infrastructure service provider in India and the Oman.

Transportation infrastructure development and rehabilitation is a core competency of our infrastructure business. By integrating a broad range of professional disciplines, we provide comprehensive services for transportation facilities and systems to include alternative delivery and public-private ventures infrastructure-related enterprise management. Typical projects include highway, bridge, transit, tunnel/underground, airport, railroad, intermodal facility, maritime, and lock and dam projects where our interdisciplinary teams work independently or as an extension of agency staff. We help shape this market by providing program advisory services related to tolling and public-private partnerships that result in improving mobility within a region’s existing infrastructure with limited traditional transportation funding.

Our aviation business has strengthened with the acquisition of new companies in the U.S. We have a long history of serving county, municipal, regional, and international airports as well as air carriers and military installations. While the industry has faced pressure over recent years, our knowledge of landside design and technology, developing sustainability (green) programs, and our depth and breadth of expertise help our airport clients streamline operations and reduce operating and maintenance costs.

In water infrastructure programs, we help public and private sector clients develop and rehabilitate critical water resource systems. By integrating water, wastewater, air quality, and hazardous waste remediation experience we provide these clients with the comprehensive expertise needed to deliver complex programs. We provide planning, design, design-build, and program and construction management services to diverse clients that include regional wastewater treatment agencies, manufacturers and power generators, local water suppliers, and military agencies. We continue to develop water/wastewater conveyance systems and water resources management projects. We have developed micro-tunneling (trenchless technology) as a primary service and successfully applied this specialized process to such projects as water and utility distribution systems and pipelines.

Buildings

We provide strategic consulting, planning, architectural, engineering, and project and construction management services for a diversified client base encompassing both the public and private sectors throughout the United States, many parts of Europe, and the Middle East. Our full range of project management, design and construction activities relate to institutional, government, and corporate buildings as well as other specialized facilities, including projects at many of the world’s leading medical and research centers and universities as well as unique and technically complex buildings and campuses.

We focus our efforts and resources in markets where capital spending initiatives drive demand and where changes and advances in technology require innovative, value adding solutions. Typical projects include large, multi-year government building programs in the U.S. and Europe; major primary and secondary education capital improvement programs; state, and local government courts and correctional facilities; and hospitals and health & research facilities (including projects at many of the world’s leading medical and research centers). Advancing technologies require highly-specialized buildings in the fields of medical research, nano science, biotechnology, and laser sciences, and we offer total integrated design and construction management solutions to these projects, many of which are world leaders in their function. An additional area of specialization includes the design and management of large, national, roll-out store and distribution center programs for some of the largest retailers in the United States.

Our broad range of services includes design and construction-related services for new construction as well as providing expansion, renovation, and refurbishment of existing facilities. Specialized capabilities in this industry group include energy and power master planning, design, and commissioning services. Building types include office and corporate headquarters buildings; aviation terminals and hangars; mission-critical facilities; municipal and civic facilities; retail; mixed-use and commercial centers; private sector healthcare and education facilities; and recreation complexes including certain high-profile entertainment facilities.

Of particular significance is our success in applying our diversified technical skill base to both public and private sector clients requiring complete program management. Such contracts typically involve providing technical, professional, and construction services over multiple years to clients with whom we have long-standing relationships and tenure of successful service, including alliance or framework programs. We also provide integrated facility management services for which we (often through joint ventures with third parties) assume full responsibility for the ongoing operations and maintenance of entire commercial or industrial complexes on behalf of the client.

Industrial and Other

We provide a broad range of services to our technology and manufacturing; pulp and paper; food and consumer products; and basic resources clients.

Technology and Manufacturing

We provide a broad range of project services for a variety of technology, manufacturing, and test facilities. This area includes projects involving highly complex test facilities for clients in the aerospace and automotive industries. Typical projects range from conceptual design and feasibility studies to complete design-build programs of aero-acoustic wind tunnels; engine test facilities; acoustic enclosures; transmission test stands; powertrain, environmental, emissions, altitude, and electromagnetic compatibility test facilities; in-line and end-of-line component test stands; and computer-based measurement and control systems. We are a leader in providing support to automotive manufacturers and component suppliers for the supply of testing services and the management of test assets, with test facility operations and maintenance contracts and usage agreements in place with Ford Motor Company, General Motors, and the United States Air Force at Wright-Patterson Air Force Base. We also provide a range of engineering, construction, operation, and maintenance services for advanced research facilities, including facilities supporting research in fusion and fission energy, nanoscale materials, and high-powered lasers and x-rays, to support important research activities in the U.S., Europe, and the U.K.

We also provide design, engineering, procurement, construction, and construction management services for a variety of clients in the semiconductor industry. Typical projects range from on-site plant engineering and tool hook-ups to multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce solar energy cells, microprocessors for computers and other consumer electronic devices. Projects in the semiconductor industry are more complex than many other commercial facilities, requiring a greater emphasis on cleanroom and similar high-end technologies.

Pulp and Paper

We provide a broad range of consulting, engineering, procurement, construction, construction management, and maintenance services to our clients in the pulp and paper industry, both in the United States and around the world. The pulp and paper industry has been consolidating for many years, leaving a refined client base with increased assets and highly focused market strategies. Several of the traditional pulp and paper clients are emerging as major consumer product companies. These clients have created new opportunities for us in non-traditional areas such as wall board plants and facilities that manufacture diapers and feminine care products.

Like certain other markets, we have established formal alliances with leaders in the pulp and paper industry. Such alliances allow us to expand the types of services we provide our clients and enable us to improve the overall quality, consistency, and value of our services under the highest of expectations for confidentiality.

With a strategy of expanding our geographic presence into areas where our clients intend to build facilities, our pulp and paper capability now extends to our offices in the United Kingdom, France, Spain, Italy, and Mexico. Typical projects for our clients in this industry range from small mill projects to complex, multi-million-dollar paper machine rebuilds, mill expansions, and the construction of new facilities.

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

A significant portion of our work is assisting our clients with their compliance with environmental regulations and standards that affect the pulp and paper industry. We monitor all of the key environmental regulations affecting our clients and offer services including compliance studies, permitting support, and design of pollution control systems. We also provide complete permitting services in support of all of our projects, including associated air modeling. In addition, we provide compliance services regarding air pollutant standards and hazardous air pollutant emission limits from industrial boilers for many of our clients.

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

Significant Customers

The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last five fiscal years ended September 30:

2008	2007	2006	2005	2004
16.8%	16.6%	16.4%	21.2%	22.3%

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

Financial Information About Geographic Areas

Selected financial information regarding the geographic areas in which we operate is included in Note 14—Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Contracts

While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into three broad categories: cost-reimbursable, fixed-price, and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last five fiscal years ended September 30:

	2008	2007	2006	2005	2004
Cost-reimbursable	86%	88%	90%	85%	83%
Fixed-price	12	10	9	13	15
Guaranteed maximum price	2	2	1	2	2

In accordance with industry practice, most of our contracts (including those with the U.S. federal government) are subject to termination at the discretion of the client. In such situations, our contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of termination.

When we are directly responsible for engineering, design, procurement, and construction of a project or the maintenance of a client’s plant or facility, we reflect the costs of materials, equipment, and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The following table sets forth the approximate amount of such pass-through costs included in revenues for each of the last five fiscal years ended September 30 (in thousands of dollars):

2008	2007	2006	2005	2004
$3,517.4	$2,746.7	$2,680.7	$1,535.5	$1,165.7

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

Employees

At September 30, 2008, we had approximately 43,700 full-time, staff employees (including contract staff). Additionally, as of September 30, 2008, there were approximately 13,400 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

Available Information

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, a person may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is http://www.sec.gov. You may also read and download the various reports we file with, or furnish to, the SEC free of charge from our website, http://www.jacobs.com.

Item 1A.	RISK FACTORS

Construction and maintenance sites are inherently dangerous workplaces. If we fail to maintain safe work sites, we can be exposed to significant financial losses as well as civil and criminal liabilities.

Construction and maintenance sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On many sites we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement such procedures or if the procedures we implement are ineffective, our employees and others may become injured. This could result in financial losses, which could have a material adverse impact on our business, financial condition, and results of operations.

In addition, our projects can involve the handling of hazardous and other highly regulated materials, which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional groups whose primary purpose is to ensure we implement effective health, safety, and environmental (HSE) work procedures throughout our organization, including construction sites and maintenance sites, the failure to comply with such regulations could subject us to liability.

Our safety record is critical to our reputation. Many of our clients require that we meet certain safety criteria to be eligible to bid for contracts and many contracts provide for automatic termination or forfeiture of some or all of our contract fees or profit in the event we fail to meet certain measures. As a result, our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects or clients, which could have a material adverse impact on our business, financial condition and results of operations.

Negative conditions in the credit markets could impair our ability to operate our business and implement our acquisition strategy

Although we finance much of our operations using cash provided by operations, we depend on the availability of credit to grow our business and to help fund business acquisitions. In addition, from time to time our clients depend of the availability of credit to help finance their capital projects. Due to the continuing instability of the credit markets in the U.S. and abroad, the availability of credit has continued to tighten in spite of government efforts to increase liquidity and hold or reduce interest rates. In addition, we are subject to the risk that the counterparties to our credit agreements may go bankrupt if they suffer catastrophic demand on their liquidity that will prevent them from fulfilling their contractual obligations to us. This situation may inhibit our growth and could negatively impact our clients’ ability to fund their projects, resulting in our loss of revenues.

We routinely enter into contracts with counterparties (including vendors, suppliers, and subcontractors) that may be negatively impacted by recent events in the credit markets. If those counterparties are unable to perform their obligations to us or our clients, we may be required to provide additional services or make alternate arrangements with other parties to ensure adequate performance and delivery of services to our clients. These circumstances could also lead to disputes and litigation with our partners or clients, which could impact our reputation, business, financial condition, and results of operations.

In addition, we typically bill our clients for our services in arrears and are, therefore, subject to our clients delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures due to, among other reasons, a diminution in our clients’ access to the credit markets. If one or more clients delays in paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity, results of operations, and financial condition. Additional discussion of some of the risks associated with the current economic downturn can be found in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Our continued success is dependent upon our ability to hire and retain qualified personnel.

The success of our business is dependent upon our ability to attract and retain personnel, including engineers, architects, designers, craft personnel, and corporate management professionals who have the required experience and expertise. There is intense demand for these employees. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified craft personnel. In addition, as some of our key personnel approach retirement age, we also need to have appropriate succession plans in place and to successfully implement such plans. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse effect on our business, financial condition, and results of operations.

The outcome of pending and future claims and litigation could have a material adverse effect on our business, financial condition, and results of operations.

The nature of our business sometimes results in clients, subcontractors, and vendors presenting claims to us for, among other things, recovery of costs related to certain projects. Similarly, we occasionally present change orders and other claims to our clients, subcontractors, and vendors. If we fail to document properly the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors, and vendors, we could incur cost overruns and reduced profits. Additionally, irrespective of how well we document the nature of our claims and change orders, the cost to prosecute and defend claims and change orders can be significant. In many of our contracts with clients, subcontractors, and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses, and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts and that could, if significant enough, have a material adverse effect on our business, financial condition, and results of operations. We are also subject to claims for not fulfilling guarantees relating to, among other things, project schedules, and plant performance.

In addition, we become a party to litigation in the normal course of business. Most litigation with which we are involved as a defendant relates to workers’ compensation, personal injury, environmental, employment/labor, professional liability, and similar matters. Such lawsuits may relate to current or completed projects and may be brought by our clients as well as those who use or reside near our clients’ projects. If a lawsuit is determined contrary to our interests, it could have a material adverse effect on our business, financial condition, and results of operations.

We maintain insurance coverage for various aspects of our business and operations. Our insurance programs have varying coverage limits and maximums. In addition, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits, and retentions under these programs. As a result, we may be subject to future liability for which we are only partially insured, or completely uninsured. Our insurers are subject to business risk. One or more of our insurers may be unable to fulfill their insurance obligations due to insolvency or otherwise. To the extent we are not insured against a loss or our insurer fails to provide coverage, our financial condition and results of operations could be negatively impacted, which impact could be material.

Our business is vulnerable to the cyclical nature of the markets in which our clients operate and dependent on the timing and funding of new awards.

We provide technical, professional, and construction services to clients operating in a number of markets including oil and gas exploration, production, and refining; programs for various national governments, including the U.S. federal government; chemicals and polymers; pharmaceuticals and biotechnology; infrastructure; buildings; and other, general industrial and consumer businesses and markets (such as technology and manufacturing; pulp and paper; food and consumer products; and mining and minerals). These markets and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending.

During economic slowdowns, many of our clients may face considerable budget shortfalls or may delay capital spending, which may decrease the overall demand for our services. For example, a decrease in state tax revenue as well as other economic declines may result in lower state and local government spending. Our clients may also find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the municipal and general credit markets. In addition, our clients may also demand better pricing terms and their ability to pay our invoices in a timely manner may be affected by an increasingly weakened economy. Our business has traditionally lagged recoveries in the general economy and, therefore, may not recover as quickly as the economy at large. If the economy weakens further or government spending is reduced, then our revenues, net income and overall financial condition may deteriorate.

Regardless of economic or market conditions, investment decisions by our customers may vary by location or as a result of other factors like the availability of labor or relative construction cost. Because we are dependent on the timing and funding of new awards, we are therefore vulnerable to changes in our clients’ markets and investment decisions. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in the markets and the locations in which we operate.

Fluctuations in commodity prices may affect our customer’s investment decisions and therefore subject us to risks of cancellation, delays in existing work, or changes in the timing and funding of new awards.

Commodity prices can affect our customers in a number of ways. Some of our customers produce commodity products such as fertilizers, oil and gas, or copper. Fluctuations in price can have a direct effect on our customers’ profitability and cash flow and, therefore, their willingness to continue to invest or make new capital investments. Commodity prices also strongly affect the costs of projects. Rising commodity prices can negatively impact the potential returns on investments that are planned, as well as those in progress. As a result of either or both of these factors, our customers may defer new investment or cancel or delay existing projects. Cancellations and delays have affected our past results and may continue to do so in significant and unpredictable ways.

Contracts with the U.S. federal government and other governments and their agencies pose additional risks relating to future funding and compliance.

Contracts with the U.S. federal government and other governments and their agencies are subject to various uncertainties, restrictions, and regulations including oversight audits by various government authorities and profit and cost controls. Government contracts are also exposed to uncertainties associated with funding. Contracts with the U.S. federal government, for example, are subject to the uncertainties of Congressional funding. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. As a result, our government clients may terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. Since government contracts represent a significant percentage of our revenues (those with the U.S. federal government represented approximately 16.8% of our total revenue in fiscal 2008), the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations.

In addition, government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements. For example, for contracts with the U.S. federal government, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act, and DoD security regulations. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping, and accounting. Government contracts also contain terms that expose us to heightened levels of risk and potential liability than non-government contracts. This includes, for example, unlimited indemnification obligations.

We also are subject to government audits, investigations, and proceedings, and so-called “qui tam” actions brought by individuals or the government under the U.S. Federal False Claims Act or under similar state and local laws. For example, government agencies routinely review and audit government contractors to determine whether allowable costs are in accordance with applicable regulations.

If we violate a rule or regulation, fail to comply with a contractual or other requirement or do not satisfy an audit, a variety of penalties can be imposed including monetary damages and criminal and civil penalties. In addition, our government contracts could be terminated, we could be suspended or debarred from government contract work, or payment of our costs could be disallowed. Any of these actions could harm our reputation and could have a material adverse impact on our business, financial condition, and results of operations.

We bear the risk of cost overruns in fixed-price and guaranteed maximum price contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

For fiscal 2008, approximately 14.2% of our revenues were earned under contracts that were either fixed-price or guaranteed maximum price in nature. For such contracts, we bear the risk of paying some, if not all, of any cost overruns. Under fixed-price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials or our vendors’ or subcontractors’ inability to perform, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.

The contracts in our backlog may be adjusted, cancelled or suspended by our clients. Additionally, even if fully performed, our backlog may not be a good indicator of our future gross margins.

At September 30, 2008, our backlog totaled approximately $16.7 billion. Projects can remain in backlog for an extended time. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at the discretion of the client. In addition, the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The risk of contracts in backlog being cancelled or suspended generally increases during periods of wide-spread economic slowdowns. Accordingly, there is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits.

In addition, the gross margins (i.e., contract revenue less direct costs of contracts) we realize can vary considerably between contracts. One aspect of our business that can have a significant effect on gross margins is the amount of pass-through costs incurred. When we are directly responsible for engineering, design, procurement, and construction of a project or the maintenance of a client’s plant or facility, we reflect the costs of materials, equipment, and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly, and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. Since pass-through costs typically do not bring significant margins with them, it is not unusual for us to experience an increase or decrease in revenues without experiencing a corresponding change in our gross margins.

Additionally, the way we perform on our individual contracts can affect greatly our gross margins and hence, future profitability. In some markets, there is an increasing trend towards cost-reimbursable contracts with incentive-fee arrangements. Typically, our incentive fees are based on such things as achievement of target completion dates or target costs, overall safety performance, overall client satisfaction, and other performance criteria. If we fail to meet such targets or achieve the expected performance standards, we may receive a lower, or even zero, incentive fee resulting in lower gross margins. Accordingly, there is no assurance that the contracts in backlog, assuming they produce the revenues currently expected, will generate gross margins at the rates we have realized in the past.

Our use of joint ventures and partnerships exposes us to risks and uncertainties, many of which are outside of our control.

As is common in the industry, we participate in projects by entering into joint ventures, partnerships, and similar arrangements. This situation exposes us to a number of risks, including the risk that our partners may be unable to fulfill their obligations to us or our clients. Our partners may also be unable to provide the required levels of financial support to the partnerships. If these circumstances occur, we may be required to provide additional services or make additional investments to ensure adequate performance and delivery of the contracted services. These circumstances could also lead to disputes and litigation with our partners or clients, which could impact our reputation, business, financial condition, and results of operations.

In addition, we participate in joint ventures and similar arrangements in which we are not the controlling partner. In these cases, we have limited control over the actions of the joint venture. To the extent the controlling partner makes decisions that negatively impact the joint venture, our business, financial condition and results of operations could be negatively impacted.

We are dependent on third parties to complete many of our contracts.

Much of the work performed under our contracts is performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or at a higher price than anticipated, which could impact contract profitability.

In the current economic environment, third-parties may find it difficult to obtain sufficient financing to help fund their operations. The inability to obtain financing could adversely affect a third party’s ability to provide materials, equipment or services which could affect our financial condition and results of operations.

Maintaining adequate bonding capacity is necessary for us to successfully bid on and win fixed-price contracts.

In line with industry practice, we are often required to provide performance or payment bonds to our customers. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have bonding capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new contracts that require such bonding could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If we fail to comply with federal, state, local or foreign governmental requirements, our business may be adversely affected.

We are subject to U.S. federal, state, local and foreign laws and regulations that affect our business. For example, we are subject to a variety of environmental, health, and safety laws and regulations governing, among other things, discharges to air and water, the handling, storage, and disposal of hazardous or waste materials and the remediation of contamination associated with the releases of hazardous substances and human health and safety. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Violations of regulations could subject us and our management to civil and criminal penalties and other liabilities.

Various U.S. federal, state, local, and foreign environmental laws and regulations may impose liability for property damage and costs of investigation and cleanup of hazardous or toxic substances on property currently or previously owned by us or arising out of our waste management or environmental remediation activities. These laws may impose responsibility and liability without regard to knowledge of or causation of the presence of contaminants. The liability under these laws is joint and several. We have potential liabilities associated with our past waste management and other activities and with our current and prior ownership of various properties. The discovery of additional contaminants or the imposition of unforeseen clean-up obligations at these or other sites could have an adverse effect on our results of operations and financial condition.

When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We may be subject to liability claims by employees, customers and third parties as a result of such exposures. In addition, we may be subject to fines, penalties or other liabilities arising under environmental or safety laws. A claim, if not covered by insurance, could have a material adverse effect on our results of operations and financial condition.

Such laws, regulations and policies are reviewed periodically and any changes could affect us in substantial and unpredictable ways. Such changes could, for example, relax or repeal laws and regulations relating to the environment, which could result in a decline in the demand for our environmental services and, in turn, could negatively impact our revenue. Our failure to comply with such laws or regulations, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect our business, financial condition and results of operations.

In addition, we and many of our clients operate in highly regulated environments, which may require us or our clients to obtain, and to comply with, federal, state and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with, or the loss or modification of, the conditions of permits or approvals may subject us to penalties or other liabilities, which can adversely affect our business, financial condition or result of operations.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance, and suspension or debarment from contracting, which could weaken our ability to win contracts and result in reduced revenues and profits.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, and results of operations.

The loss of one or a few customers could have an adverse effect on us.

A few clients have in the past and may in the future account for a significant portion of our revenue in any one year or over a period of several consecutive years. For example, in fiscal 2008, fiscal 2007, and fiscal 2006, approximately 16.8%, 16.6%, and 16.4%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce or discontinue their contracts at any time. Our loss of business from a significant client could have a material adverse effect on our business, financial condition, and results of operations.

We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted.

We face intense competition to provide technical, professional, and construction services to clients. The extent of such competition varies by industry, geographic market, and project type. For example, with respect to our construction and operations and maintenance services, clients generally award large projects to large contractors, which may give our larger competitors an advantage when bidding for these projects. Conversely, with respect to our engineering, design, architectural, and consulting services, low barriers of entry can result in competition with smaller, newer competitors. If we are unable to compete effectively, we may experience a loss of market share or reduced profitability or both, which if significant, could have a material adverse effect on our business, financial condition, and results of operations.

Our larger competitors for engineering, construction, and maintenance services for process plants include Bechtel; Fluor; Foster Wheeler Ltd.; URS; KBR; Aker Kvaerner; Technip; WorleyParsons; and AMEC. In the area of buildings, our competitors include several of the competitors previously mentioned as well as HDR; Hellmuth, Obata & Kassabaum; AeCOM Technology; and Turner Construction. In the area of infrastructure, our competitors include several of the competitors previously mentioned as well as Parsons Brinckerhoff; HNTB; Tetra Tech; Parsons; and W.S. Atkins. In the area of U.S. federal programs, our principal competitors include several of the competitors listed above as well as the Shaw Group; SAIC; CH2M Hill; Weston Solutions; Lockheed Martin Corporation; and Computer Sciences Corporation. And in the area of pulp and paper, our principal competitors include KBR and AMEC.

In addition to the risks discussed elsewhere in Risk Factors, our international operations are also exposed to additional risks and uncertainties including unfavorable political developments and weak foreign economies.

For fiscal 2008, approximately 37.8% of our revenues was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. At a minimum, our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In addition, our international operations are subject to a variety of risks, including:

•	Recessions in foreign economies and the impact on our costs of doing business in those countries;

•	Difficulties in staffing and managing foreign operations;

•	Unexpected changes in foreign government policies and regulatory requirements;

•	The adoption of new, and the expansion of existing, trade restrictions;

•	Embargoes;

•	Acts of war and terrorism;

•	The ability to finance efficiently our foreign operations;

•	Social, political, and economic instability;

•	Tax increases;

•	Limitations on the ability to repatriate foreign earnings; and

•	U.S. government policies.

To the extent our international operations are affected by unexpected or adverse economic, political and other conditions, our business, financial condition, and results of operations may be adversely affected.

In addition, our global operations require importing and exporting goods and technology across international borders. Although we have policies and procedures to comply with U.S. and foreign international trade laws, the violation of such laws could subject the company and its employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and, therefore, our ability to do business.

Our business strategy relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.

Our business strategy involves growth through, among other things, the acquisition of other companies. Acquiring companies present a number of risks, including:

•	Difficulties relating to combining previously separate entities into a combined, integrated, and efficient business;

•	The effects of diverting management’s attention from day-to-day operations to matters involving the integration of acquired companies;

•	Assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition was negotiated;

•	Failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	Potentially substantial transaction costs associated with business combinations;

•	Potential impairment resulting from the overpayment for an acquisition;

•	Difficulties relating to assimilating the personnel, services, and systems of an acquired business and to assimilating marketing and other operational capabilities; and

•	Difficulties in applying and integrating our system of internal controls to an acquired business.

In addition, there is no assurance that we will continue to locate suitable acquisition targets or that we will be able to consummate any such transactions on terms and conditions acceptable to us. In addition, the current credit markets may make it more difficult and costly to finance acquisitions. Acquisitions may also bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.

In the event we issue stock as consideration for certain acquisitions we may make, we could dilute share ownership.

One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. Accordingly, we filed a shelf registration statement on Form S-4 on December 17, 2007. If we issue additional equity securities pursuant to this shelf registration statement or otherwise, such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages in the Company.

Our quarterly results may fluctuate significantly, which could have a negative effect on the price of our common stock.

Our quarterly operating results may fluctuate significantly because of a number of factors, including:

•	Fluctuations in the spending patterns of our government and commercial customers;

•	The number and significance of projects executed during a quarter;

•	Unanticipated changes in contract performance, particularly with contracts that have funding limits;

•	The timing of resolving change orders, requests for equitable adjustments, and other contract adjustments;

•	Delays incurred in connection with a project;

•	Weather conditions that delay work at project sites;

•	The timing of expenses incurred in connection with acquisitions or other corporate initiatives;

•	Natural disasters or other crises, such as the hurricanes affecting oil-producing regions like the Gulf of Mexico;

•	Staff levels and utilization rates;

•	Changes in prices of services offered by our competitors; and

•	General economic and political conditions.

Fluctuations in quarterly results could have a negative effect on the price of our common stock.

Our actual results could differ from the estimates and assumptions used to prepare our financial statements.

In preparing our financial statements, our management is required under U.S. generally accepted accounting principles to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•	Recognition of contract revenue, costs, profit or losses in applying the principles of percentage of completion accounting;

•	Estimated amounts for expected project losses, warranty costs, contract close-out or other costs;

•	Recognition of recoveries under contract change orders or claims;

•	Collectibility of billed and unbilled accounts receivable and the need and amount of any allowance for doubtful accounts;

•	The amount of reserves necessary for self-insured risks;

•	Accruals for estimated liabilities, including litigation reserves;

•	Valuation of assets acquired, and liabilities, goodwill, and intangible assets assumed, in acquisitions;

•	Provisions for income taxes and realizability of deferred tax assets; and

•	The determination of liabilities under pension and other post-retirement benefit programs.

An impairment charge of goodwill could have a material adverse effect on our financial condition and results of operations.

Under the U.S. Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets (SFAS 142), we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach, rather than amortizing it over time. As of September 30, 2008, we had $924.1 million of goodwill, representing 21.6% of our total assets of $4.3 billion.

We have chosen to perform our annual impairment reviews of goodwill at the end of the third quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.

If the fair value of our reporting units is less than their book value, we could be required to record an impairment charge. In accordance with the provisions of SFAS 142, we may apply various valuation techniques to estimate the fair value of our reporting units. The application of these valuation methods can be influenced by such factors as industry performance, changes in technology and operating cash flows. The amount of any impairment could be significant and could have a material adverse effect on our financial results for the period in which the charge is taken.

Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.

Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price and may be at risk to the effects of rising inflation with respect to those contracts that are guaranteed maximum-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 85.8% during fiscal 2008), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse effect on our business, financial condition, and results of operations.

Delaware law and our charter documents may impede or discourage a takeover or change of control.

We are a Delaware corporation. Certain anti-takeover provisions of the Delaware general corporation law impose restrictions on the ability of others to acquire control of us. In addition, certain provisions of our charter documents may impede or discourage a takeover. For example:

•	Our Board of Directors is divided into three classes serving staggered three-year terms;

•	Only our Board of Directors can fill vacancies on the board;

•	There are various restrictions on the ability of a shareholder to nominate a director for election; and

•	Our Board of Directors can authorize the issuance of preference shares.

These types of provisions, as well as our Shareholder Rights Agreement, could make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our shareholders. Accordingly, stockholders may be limited in the ability to obtain a premium for their shares.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Austria; Australia; Belgium; Canada; China; the Czech Republic; Finland; France; Germany; Greece; India; Italy; Mexico; The Netherlands; Poland; Puerto Rico; Republic of Ireland; Saudi Arabia; Singapore; Spain; Sweden; United Arab Emirates; and the U.K. Such space is used for operations (providing technical, professional, and other home office services), sales, and administration.

Most of our properties are leased. In addition, we own facilities located in Charleston, South Carolina which serve as our principal manufacturing and fabrication site for our modular construction activities. The total amount of space used by us for all of our operations is approximately 7.4 million square feet.

We also lease smaller, project offices located throughout the U.S., the U.K., and in certain other countries. We also rent a portion of our construction equipment on a short-term basis.

Item 3.	LEGAL PROCEEDINGS

The information required by this Item 3 is included in Note 11—Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Jacobs’ common stock is listed on the NYSE and trades under the symbol JEC. We provided to the NYSE, without qualification, the required annual certification of our Chief Executive Officer regarding compliance with the NYSE’s corporate governance listing standards. The following table sets forth the low and high sales prices of a share of our common stock during each of the fiscal quarters presented, based on the NYSE consolidated transaction report:

	Low Sales Price	High Sales Price
Fiscal 2008:
First quarter	$74.18	$99.62
Second quarter	67.18	103.29
Third quarter	72.82	98.31
Fourth quarter	46.49	86.89

Fiscal 2007:
First quarter	$36.025	$42.925
Second quarter	38.250	47.330
Third quarter	46.500	60.000
Fourth quarter	55.660	78.290

Holders

According to the records of our transfer agent, there were 1,408 shareholders of record as of November 21, 2008.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2008, we acquired the stock of Lindsey Engineering Services Limited (LES), a corporation of England and Wales, for cash and 68,822 shares of our common stock having an aggregate market value of approximately $5.3 million. No underwriters or placement agents were involved with this acquisition. The issuance of our common stock in connection with the acquisition of LES was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act), pursuant to Rule 506 thereof. The offer and sale of the shares of our common stock: (i) was made as part of a transaction that did not involve more than 35 purchasers, (as defined in Rule 501(e) under the Securities Act) and where all such shareholders who were not accredited investors had such knowledge and experience in financial and business matters that each was capable of evaluating the merits and risks of acquiring shares of our common stock, and (ii) did not involve any general solicitation or general advertising.

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

	9/03	9/04	9/05	9/06	9/07	9/08
Jacobs Engineering Group	$100.00	$84.90	$149.45	$165.70	$335.17	$240.84
S&P 500 Index	$100.00	$113.87	$127.82	$141.62	$164.90	$128.66
Dow Jones Heavy Construction Group Index	$100.00	$109.99	$176.11	$209.96	$424.24	$271.63

Note: The above information was provided by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. Amounts are presented in thousands, except for per share information:

	2008	2007	2006	2005	2004
Results of Operations:
Revenues	$11,252,159	$8,473,970	$7,421,270	$5,635,001	$4,594,235
Net earnings	420,742	287,130	196,883	131,608	115,574

Financial Position:
Current ratio	1.74 to 1	1.78 to 1	1.75 to 1	1.70 to 1	1.58 to 1
Working capital	$1,173,237	$1,001,644	$776,766	$552,336	$397,599
Current assets	2,750,234	2,278,078	1,817,961	1,337,431	1,083,513
Total assets	4,278,238	3,389,421	2,853,884	2,378,859	2,093,819
Long-term debt	55,675	40,450	77,673	89,632	78,758
Stockholders’ equity	2,245,147	1,843,662	1,423,214	1,165,780	1,027,802
Return on average equity	20.58%	17.58%	15.21%	12.00%	12.25%
Backlog:
Technical professional services	$8,085,200	$6,188,500	$5,153,400	$4,329,000	$3,989,000
Field services	8,611,400	7,397,300	4,624,300	4,314,000	3,463,500

Total	$16,696,600	$13,585,800	$9,777,700	$8,643,000	$7,452,500

Per Share Information:
Basic earnings per share	$3.47	$2.42	$1.69	$1.15	$1.03
Diluted earnings per share	3.38	2.35	1.64	1.12	1.01
Stockholders’ equity	18.30	15.34	12.06	10.03	9.06

Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	124,357	122,226	120,373	117,379	114,867

Common Shares Outstanding At Year End	122,701	120,222	117,992	116,260	113,397

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (MD&A) is to provide an overview of the Company’s consolidated financial condition and results of operations as well as an analysis of the factors that caused certain key elements of our financial statements to change from one year to the next.

In this MD&A, we use certain terms and abbreviations that are defined as follows:

AICPA	The American Institute of Certified Public Accountants (like the Accounting Principles Board (APB) and the Financial Accounting Standards Board (FASB), the accounting guidance promulgated by the AICPA are part of the authoritative accounting literature comprising “accounting principles generally accepted in the United States”).

Backlog	Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. With respect to operations and maintenance (O&M) contracts, however, we include in backlog the amount of revenues we expect to receive for only one succeeding year, regardless of the remaining life of the contract. For national government programs (other than U.S. federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, excluding option periods.

Net cash	From our Consolidated Balance Sheets, “net cash” means total cash and cash equivalents less total bank and other funded debt.

Operating profit	From our Consolidated Statements of Earnings, “operating profit” means revenues, less direct costs of contracts and SG&A expenses.

SG&A expenses	From our Consolidated Statements of Earnings, “SG&A expenses” means selling, general and administrative expenses.

SFAS	Statement of Financial Accounting Standards (these are accounting standards adopted by the FASB).

Overview

Net earnings for fiscal 2008 increased by $133.6 million, or 46.5%, as compared to last year, and earnings per share (diluted) grew by 43.8%. The increase in net earnings was due primarily to significant growth in activity on contracts with clients operating in a number of industries and markets including energy and refining-downstream, upstream oil and gas, national government programs, and chemicals and polymers, among others. Technical professional services revenues in fiscal 2008 increased by $1.5 billion, or 33.3%, as compared to last year, while revenues from field services in fiscal 2008 increased by $1.3 billion, or 32.2%, from last year.

Cash and cash equivalents totaled $604.4 million at September 30, 2008; this is down slightly from our balances at September 30, 2007. Our net cash totaled $547.8 million at September 30, 2008; this is also down slightly from our net cash position from a year ago. We used $264.1 million of cash and cash equivalents in fiscal 2008 to acquire businesses; this was $175.3 million more than what was spent last year. Additions to property and equipment during fiscal 2008 totaled $114.8 million; this was $50.2 million higher than total additions made last year. Most of the increase was due to expenditures relating to fitting-out and expanding new and existing office space, and computer system upgrades and system conversions.

Our backlog increased $3.1 billion during fiscal 2008, from $13.6 billion at September 30, 2007 to $16.7 billion at September 30, 2008.

We had 57,100 employees and contract staff personnel at September 30, 2008; this is 7,900, or 16.1%, more than at September 30, 2007.

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

Accounting for Stock Issued to Employees and Others—We account for share-based payment transactions in accordance with the provisions of SFAS No. 123R—Share-Based Payment. Accordingly, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

We use the Black-Scholes option pricing model to compute the grant date fair value of awards of equity instruments. The Black-Scholes model requires the use of highly subjective assumptions in order to compute the hypothetical fair value of a stock option. Changes in these assumptions can cause drastically different values being assigned to a stock option. The value assigned to any stock options that may be awarded in the future as well as the related expense associated with any such awards will be dependent on the assumptions used.

Accounting for Pension Plans—In accounting for pension plans, we follow the provisions of SFAS No. 87—Employers’ Accounting for Pensions, and SFAS No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 87 and SFAS 158 require the use of assumptions and estimates in order to calculate periodic pension cost, and the value of the plans’ assets and liabilities. These assumptions include discount rates, investment returns, and projected salary increases, among others. We rely on qualified actuaries to assist us in valuing the financial position of our pension plans, and to provide advice regarding the actuarial assumptions used. The expected rates of return on plan assets for fiscal 2008 ranged from 5.0% to 9.0%; the same as last year. We believe this range of rates reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were changed from a range of 5.20% to 5.75% in fiscal 2007 to a range of 5.25% to 6.25% in fiscal 2008. Changes in the actuarial assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense. Management, together with our actuaries, monitor trends in the marketplace within which our pension plans operate in order to assure the fairness of the actuarial assumptions used.

Accounting for Income Taxes—We account for income taxes in accordance with SFAS No. 109—Accounting for Income Taxes, FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, and other, applicable authoritative pronouncements. Judgment is required in determining our worldwide provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. Our effective tax rate was 36% in both fiscal 2008 and fiscal 2007. We routinely monitor the appropriateness of our worldwide tax rate, and we adjust our income tax expense in the period it is probable that actual results will differ from our estimates.

Contractual Guarantees, Litigation, Investigations, and Insurance—In the normal course of business, we are subject to certain contractual guarantees and litigation. The guarantees to which we are a party generally relate to project schedules and plant performance. Most of the litigation involves us as a defendant in workers’ compensation; personal injury; environmental; employment/labor; professional liability; and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. We have elected, however, to retain a portion of losses that occur through the use of various deductibles, limits, and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of our contracts.

In accordance with SFAS No. 5—Accounting for Contingencies, we record in our Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation, and insurance claims. We rely on qualified actuaries and other professionals to assist us in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against us, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

In addition, as a contractor providing services to various agencies of the United States federal government, we are subject to many levels of audits, investigations, and claims by, or on behalf of, the U.S. federal government with respect to contract performance, pricing, costs, cost allocations, and procurement practices. We adjust revenues based upon the amounts we expect to realize considering the effects of any client audits or governmental investigations.

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

Foreign Currencies—We transact business in various currencies. The functional currency of each of our foreign operations is the currency of the local country. Consequently, and in accordance with SFAS No. 52—Foreign Currency Translation, revenues and expenses of operations outside the United States are translated into U.S. dollars using weighted-average exchange rates for the applicable period(s) being translated while the assets and liabilities of operations outside the United States are generally translated into U.S. dollars using period-end exchange rates. The net effect of the foreign currency translation process (translating the income statement accounts at rates that are different from those used to translate balance sheet accounts) is included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Our net exposure to foreign currency transaction gains and losses is limited because, in general, our various operations invoice clients and satisfy their financial obligations in their respective functional currencies. In situations where our operations incur contract costs in currencies other than their functional currencies, we strive to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts in order to limit our exposure to fluctuating foreign currencies. In those situations, we follow the provisions of SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities in accounting for our derivative contracts.

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

The following table sets forth our revenues by type of service for each fiscal year ended September 30 (in thousands):

	2008	2007	2006
Technical Professional Services Revenues:
Project Services	$5,128,456	$3,828,179	$2,894,293
Process, Scientific, and Systems Consulting	770,223	597,116	482,344

Total Technical Professional Services Revenues	5,898,679	4,425,295	3,376,637

Field Services Revenues:
Construction	4,239,439	2,990,177	3,239,613
Operations and Maintenance	1,114,041	1,058,498	805,020

Total Field Services Revenues	5,353,480	4,048,675	4,044,633

	$11,252,159	$8,473,970	$7,421,270

We focus our services on clients operating in certain industry groups and markets. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each fiscal year ended September 30 (in thousands):

	2008	2007	2006
Energy & Refining—Downstream	$3,687,798	$2,520,064	$2,255,928
National Government Programs	1,976,184	1,500,007	1,259,361
Chemicals and Polymers	1,409,868	1,238,350	1,124,254
Oil & Gas—Upstream	1,102,743	890,943	546,663
Pharmaceuticals and Biotechnology	978,867	756,178	678,989
Infrastructure	935,333	681,367	546,999
Buildings	708,081	437,122	395,190
Industrial and Other (a)	453,285	449,939	613,886

	$11,252,159	$8,473,970	$7,421,270

(a)	Includes projects for our clients operating in the technology and manufacturing; pulp and paper; food and consumer products; and basic resources industries, among others.

Fiscal 2008 Compared to Fiscal 2007

We recorded net earnings of $420.7 million, or $3.38 per diluted share, for the fiscal year ended September 30, 2008, compared to net earnings of $287.1 million, or $2.35 per diluted share for fiscal 2007. Total revenues for fiscal 2008 increased by $2.8 billion, or 32.8%, to $11.3 billion, compared to total revenues of $8.5 billion for fiscal 2007.

Revenues increased among all of the industry groups and markets we serve. We saw particularly robust business activity by clients in both the upstream and downstream sectors of the oil and gas industry. Capital spending by clients operating in the upstream markets continued to be positively influenced during fiscal 2008 by higher crude prices. And although crude prices weakened toward the end of fiscal 2008, partly as a result of the late strengthening in the U.S. dollar, we do not expect to see large-scale delays or cancellations by most of our major clients in fiscal 2009. We believe that in certain geographic areas in which we operate, particularly in the Canadian oil sands, there will continue to be significant capital spending by our upstream oil and gas clients in fiscal 2009.

We also saw significant revenue growth in fiscal 2008 from projects for clients operating in the energy and refining sector of the petroleum market. Most of this growth related to refinery expansion projects. And although we expect such spending to continue in fiscal 2009, we believe we should begin to see increased spending on more environmentally-driven projects. We expect these projects will focus on removing sulfur and benzene from various fuels, and complying with new ambient air quality standards.

Revenues from projects for our national government clients increased by $476.2 million, or 31.7%, from last year. Most of the increase was attributable to revenues from the U.S. federal government on projects for research and development test engineering, scientific, and other technical services. Although revenues during fiscal 2008 from environmental engineering and remediation projects was relatively flat with fiscal 2007, we believe there are opportunities in this market to grow the business in the future.

Revenues from projects performed for our buildings and infrastructure clients increased by a combined $524.9 million, or 46.9%, from last year. Part of the increase in infrastructure and buildings work was due to the acquisition of Carter & Burgess, Inc. (Carter & Burgess) in November 2007. These markets also benefited from an increase in capital spending by various clients to improve and develop their transportation infrastructure, and for projects relating to hospitals, medical and research facilities, and other technical buildings and facilities.

Revenues from projects for our clients in the chemicals and polymers industries increased by $171.5 million, or 13.9%, from last year. The increase was due primarily to continuing high demand to increase production capacity.

Included in the increase in revenues for fiscal 2008 was a $770.7 million increase in pass-through costs. Pass-through costs totaled $3.5 billion in fiscal 2008 compared to $2.7 billion in fiscal 2007. When we are responsible for subcontract labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. The level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves, as opposed to using our services, as well as on the normal ramping-up (and winding-down) of field services activities on construction and O&M projects.

As a percentage of revenues, direct costs of contracts were 84.6% for fiscal 2008, compared to 85.7% for fiscal 2007 (for the remainder of this MD&A, we refer to this percentage relationship as the “DC%”). The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the DC% will be. Because pass-through costs typically generate lower margins, it is not unusual for us to experience an increase or decrease in revenues relating to pass-through costs without experiencing a corresponding increase or decrease in our gross margins and operating profit. The decrease in the DC% in fiscal 2008 as compared to last year was due primarily to a slight increase in the margin rates earned on our technical professional services revenues.

SG&A expenses for fiscal 2008 increased by $322.0 million, or 41.9%, to $1.1 billion, compared to $769.4 million for fiscal 2007. The increase in SG&A expenses was partially due to the business growth we experienced in fiscal 2008, particularly in support of the technical professional services area of our business.

Generally speaking, such services require higher labor and facilities costs in order to support those activities. Also contributing to the increase in SG&A expenses was the acquisition in November 2007 of Carter & Burgess.

Operating profit for fiscal 2008 increased by $201.1 million, or 45.5%, to $643.1 million, compared to $442.0 million for fiscal 2007. As a percentage of revenues, operating profit was 5.7% for fiscal 2008, compared to 5.2% in fiscal 2007. Although the Company improved the margins earned on technical professional services during fiscal 2008 relative to last year, the increase was offset by the higher level of SG&A expenses acquired with Carter & Burgess. As the Company continues to integrate Carter & Burgess, we expect to see a reductions in SG&A expense.

Interest income for fiscal 2008 decreased by $4.3 million, or 21.8%, to $15.4 million, compared to $19.8 million for fiscal 2007. The decrease in interest income was due primarily to a lower rate of interest earned on our deposits during fiscal 2008 as compared to last year.

Interest expense for fiscal 2008 decreased by $3.6 million, or 45.0%, to $4.4 million, compared to $8.0 million for fiscal 2007. The decrease in interest expense was due primarily to lower average borrowings outstanding during fiscal 2008 as compared to last year.

Miscellaneous income, net for fiscal 2008 increased $8.4 million to $3.3 million as compared to last year. Included in this amount is a $10.6 million gain from the sale, recognized in the first quarter of fiscal 2008, of the Company’s interest in a business that provides specialized operations and maintenance services for highways and associated facilities.

We recorded income tax expense of $236.7 million during fiscal 2008, compared to $161.5 million during fiscal 2007. Our overall effective tax rate in fiscal 2008 was 36%—the same as fiscal 2007. In the normal course of our business, we may engage in numerous transactions for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. We continually monitor the appropriateness of the rate, and we adjust our income tax expense in the period it is probable that actual results will change.

Fiscal 2007 Compared to Fiscal 2006

We recorded net earnings of $287.1 million, or $2.35 per diluted share, for fiscal year ended September 30, 2007, compared to net earnings of $196.9 million, or $1.64 per diluted share for the year ended September 30, 2006.

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

With respect to projects for our clients operating in the oil and gas and refining industries, revenue from the downstream sector grew by $264.1 million in fiscal 2007, or 11.7%, compared to fiscal 2006. Most of this increase related to higher capital spending on projects involving the reconfiguration and expansion of existing refineries, and addressing the effects of changing crude inputs – from lighter crudes to heavier crudes that contain slightly higher levels of sulfur. We also saw increases in capital spending by many of our refinery clients involving projects driven by government regulations. These include projects to comply with the nonroad diesel emission and other similar standards. Revenue from the upstream sector of the oil & gas and refining industries grew by $344.3 million in fiscal 2007, or 63.0%, compared to fiscal 2006. We saw a high level of spending in fiscal 2007 by our clients on oil and gas extraction projects, particularly in the oil sands area of Canada.

Revenues from projects for our national government programs clients increased by $240.6 million in fiscal 2007, or 19.1%, compared to fiscal 2006. Most of the increase was due to higher levels of revenue from the U.S. federal government relating to various aerospace and defense projects. Revenues from projects for our clients in the chemicals and polymers industries increased by $114.1 million in fiscal 2007, or 10.1%, compared to fiscal 2006 due to continued demand to increase production capacity. Revenues from projects performed for our infrastructure clients increased by $134.4 million in fiscal 2007, or 24.6%, compared to fiscal 2006. Part of the increase was due to the acquisition of Edwards and Kelcey, Inc. (Edwards and Kelcey) in April 2007. Edwards and Kelcey contributed $67.2 million in revenues during fiscal 2007. The balance of the increase in infrastructure revenues was due to higher spending by clients on projects for improved roads, highways, and bridges.

Included in the above increase in revenues was a $66.0 million increase in pass-through costs. Pass through costs totaled $2,746.7 million in fiscal 2007 compared to $2,680.7 million in fiscal 2006. Pass through costs as a percentage of field services revenues in fiscal 2007 and 2006 were essentially unchanged.

The DC% was 85.7% for fiscal 2007, compared to 87.4% for fiscal 2006. The decrease in the DC% in fiscal 2007 as compared to fiscal 2006 was due primarily to the increase in technical professional services revenues relative to field services revenues. Also contributing to the decrease in the DC% was a slight increase in the margin rates earned on our technical professional services revenues.

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

Operating profit for fiscal 2007 increased by $140.4 million, or 46.6%, to $442.0 million, compared to $301.6 million for fiscal 2006. As a percentage of revenues, operating profit was 5.2% for fiscal 2007 compared to 4.1% in fiscal 2006. The increase in operating profit during fiscal 2007 as compared to fiscal 2006 was due primarily to the increase in technical professional services revenues; the improvement in our level of SG&A expenses relative to technical professional services revenues; and a slight improvement in the margin rates earned on our technical professional services revenues.

Interest income for fiscal 2007 increased by $4.6 million, or 29.9%, to $19.8 million, compared to $15.2 million for fiscal 2006. The increase in interest income was due primarily to higher average cash balances on deposit during fiscal 2007 as compared to fiscal 2006 combined with a slight increase in the rate of interest earned on our deposits.

We recorded income tax expense of $161.5 million during fiscal 2007, compared to $108.4 million during fiscal 2006. Our overall effective tax rate was 36.0% for fiscal 2007 compared to 35.5% in fiscal 2006. The Company’s overall effective tax rate for fiscal 2006 was positively affected by the favorable settlement of a matter with the U.S. Internal Revenue Service (IRS), off-set in part by provisions recorded for certain other income tax exposures. The net effect of the IRS settlement and the other income tax exposures was a net reduction of $1.5 million to the fiscal 2006 total tax expense. In the normal course of our business, we may engage in numerous transactions for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. We continually monitor the appropriateness of the rate, and we adjust our income tax expense in the period it is probable that actual results will change.

Contractual Obligations

The following table sets forth certain information about our contractual obligations as of September 30, 2008 (in thousands):

	Total	Payments Due by Fiscal Period
		1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations	$56,641	$966	$—	$55,675	$—
Operating leases (a)	757,771	153,816	267,504	124,855	211,596
Obligations under defined benefit pension plans (b)	214,813	28,711	60,913	65,884	59,305
Obligations under nonqualified deferred compensation plans (c)	73,221	7,809	16,568	17,919	30,925
Purchase obligations (d)	1,081,981	1,081,981	—	—	—

Total	$2,184,427	$1,273,283	$344,985	$264,333	$301,826

(a)	Assumes the Company will make end of lease term residual value guarantee payments of $35.3 million in 2011 and $38.8 million in 2015 with respect to the lease of two office buildings in Houston, Texas.
(b)	Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2009, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of September 30, 2008. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.
(c)	Assumes that future payments will be consistent with amounts paid in fiscal 2008, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of September 30, 2008.
(d)	Represents those liabilities estimated to be under firm contractual commitments as of September 30, 2008.

Backlog

The following table summarizes our backlog at September 30, 2008, 2007, and 2006 (in millions):

	2008	2007	2006
Technical professional services	$8,085.2	$6,188.5	$5,153.4
Field services	8,611.4	7,397.3	4,624.3

Total	$16,696.6	$13,585.8	$9,777.7

Because the entire value of a contract is added to backlog as soon as the contract is awarded to us (rather than adding the contracts to backlog gradually over time), and because many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. Our backlog at September 30, 2008 increased by $3.1 billion, or 22.9%, to $16.7 billion from $13.6 billion at September 30, 2007. The increase in backlog during fiscal 2008 was attributable primarily to new awards from clients operating in the downstream energy and refining, and national government programs.

In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. During the fourth quarter of fiscal 2008 we removed $2.36 billion of revenue from backlog relating to a project in the Canadian oil sands. We removed the revenue, which would have been performed over the next three fiscal years, after being informed by the client that he intends to transfer the remaining phases of the project to another contractor. The client’s decision was the result of a breakdown in our relationship with the client. Of the amount removed from backlog, $2.27 billion was in field services, substantially in the form of “pass-through” revenues. We are working diligently to rebuild our relationship with this customer. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs.

While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein.

Total backlog at September 30, 2008 included approximately $3.4 billion, or 20.4% of total backlog, relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies. This compares to approximately $2.2 billion, or 16.5% of total backlog, and $2.2 billion, or 22.3% of total backlog, of U.S. federal backlog at September 30, 2007 and 2006, respectively. Most of our federal contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).

Subject to the factors discussed in Item 1A—Risk Factors, above, we estimate that approximately $9.4 billion, or 56.3%, of total backlog at September 30, 2008 will be realized as revenues within the next fiscal year.

Effects of Inflation

The effects of inflation on our business is discussed in detail in Item 1A—Risk Factors, and is incorporated herein by reference.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. At September 30, 2008, our principal source of liquidity consisted of $604.4 million of cash and cash equivalents, and $234.3 million of available capacity under our $290.0 million unsecured, revolving credit facility discussed below.

During fiscal 2008, our cash and cash equivalents decreased by $8.9 million, to $604.4 million. This compares to an increase in cash and cash equivalents of $179.3 million during fiscal 2007, and an increase of $194.2 million during fiscal 2006. During fiscal 2008, we generated net cash inflows from operating activities and financing activities of $313.4 million and $98.8 million, respectively. These inflows were offset by outflows from investing activities of $409.9 million and the effect of exchange rate changes of $11.2 million.

Our operations provided net cash of $313.4 million during fiscal 2008. This compares to net cash inflows of $360.9 million and $223.5 million during fiscal 2007 and 2006, respectively. The $47.5 million decrease in cash provided by operations in fiscal 2008 as compared to fiscal 2007 was due primarily to a $172.4 million decrease relating to the timing of cash receipts and payments within our working capital accounts; a $17.1 million decrease relating to higher stock based compensation (including the related excess tax benefits); and $10.6 million of gains relating to sales of investments and other assets (the cash flows from which are reclassified to the investing section within our Consolidated Statements of Cash Flows). These decreases in cash flows from operations were offset in part by a $133.6 million increase in net earnings; a $14.0 million increase in depreciation and amortization of property, equipment and improvements; and a $3.4 million increase in the amortization of intangible assets.

We used $409.9 million of cash and cash equivalents for investing activities during fiscal 2008. This compares to net cash outflow of $165.8 million and $67.6 million during fiscal 2007 and 2006, respectively. The $244.1 million increase in cash used for investing activities as compared to fiscal 2007 was due primarily to an additional $175.3 million increase in cash used for acquisitions of businesses (net of cash acquired), a $51.3 million increase in cash used for additions to property and equipment, net of disposals, and changes in miscellaneous non-current assets of $27.8 million. These uses were offset in part by a $10.3 million change in investments, net (included in this amount is $14.1 million of cash received in connection with the sale of our interest in a company that provides specialized operations and maintenance services for highways and associated facilities ).

We used a total of $264.1 million of cash, net of cash acquired and inclusive of acquisition related costs during fiscal 2008 to acquire, among other businesses, Carter & Burgess, Inc., Lindsey Engineering Services Limited, and a 60% interest in Zamel & Turbag Consulting Engineers.

Our financing activities resulted in net cash inflows of $98.8 million during fiscal 2008. This compares to net cash outflows of $20.3 million during fiscal 2007 and cash inflows of $48.3 million during fiscal 2006. The $119.1 million increase in cash flows from financing activities during fiscal 2008 as compared to fiscal 2007 was due primarily to a $67.7 million net increase in cash flows relating to our borrowing activities, a $32.1 million increase in cash flows attributable to issuances of common stock (including the related excess tax benefits), and a $19.2 million increase to other, long-term deferred liabilities.

The sub-prime mortgage crisis and the resulting economic downturn have significantly impacted the capital and credit markets. Although it is presently not possible to predict the full effect this situation will have on us, the following is a discussion of some of the risks and possible consequences. Also, please refer to Item 1A—Risk Factors, above.

Risks associated with our customers’ ability to pay for services and finance projects—Although our customer base includes the U.S. and other national governments, as well as a wide range of large, national and multi-national companies operating in a very diverse range of markets, we believe it’s possible that the current economic downturn and credit crisis may affect some of our customers’ ability to access the capital they may require to complete their projects. This situation could affect us two ways: First, payments on our accounts receivable may not occur or be delayed. Second, clients may be forced to delay projects that have been awarded to us. If either or both of these situations were to occur, it could have a significant impact on our cash flows. It could also affect our future profitability if major projects are delayed too long, or if they are cancelled altogether. We continue to monitor our accounts receivable very closely. We also stay in touch with our core clients and work closely with them monitoring the economic viability and status of their projects and programs.

Risks associated with our existing credit agreement—We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity. This facility is provided by a consortium of twelve banks, one of which was the subject of an acquisition transaction necessitated by severe debt and liquidity pressures. A second bank in the consortium, also suffering from liquidity pressures, has been actively seeking additional capital, outside of the ordinary course of business, from investors and the government. These two banks provide approximately 16% of the total credit under the facility. Although only $55.7 million was outstanding under this facility at September 30, 2008, we rely on this facility to help fund our acquisition transactions as well as provide working capital. The inability of one or more banks in the consortium to meet its commitment under the credit facility could impede our future growth. However, after reviewing the credit worthiness of the banks in the consortium, we have no reason to believe that access to the credit facility is materially at-risk.

Risks associated with our ability to access short-term assets—Our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, and Asia. None of the banks in which we hold our cash and investments have gone into bankruptcy or forced receivership, or have been taken-over by their governments. Some of our accounts hold deposits in amounts that exceed available insurance. Although there is no guaranty that one or more banks in which we hold our cash and investments will not fail, we do not believe, at present, there is a material risk to our ability to access these short-term assets.

We believe we have adequate liquidity and capital resources to fund our operations and service our debt for the foreseeable future. We had $604.4 million in cash and cash equivalents at September 30, 2008, compared to $613.4 million at September 30, 2007. Our consolidated working capital position at September 30, 2008 was $1.2 billion, compared to $1.0 billion at September 30, 2007. We have a long-term, unsecured revolving credit facility providing up to $290.0 million of debt capacity, under which only $55.7 million was utilized at September 30, 2008 in the form of direct borrowings. We believe that the capacity, terms and conditions of our long-term revolving credit facility is adequate for our working capital and general business requirements.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk, in the form of guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off balance sheet arrangements will not have, nor are they reasonably likely to have, an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that is material to investors. See Note 10— Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. Although the Company continues to assess the potential effects of SFAS 157, it does not believe that the adoption of SFAS 157 will have a material affect on its consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only committed source for long-term credit is a $290.0 million syndicated revolving credit facility. The total amount outstanding under this facility at September 30, 2008 was $55.7 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the Company can use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk.

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

At September 30, 2008, we had a Euro put option outstanding with a notional amount of €7.5 million with an average exchange rate of 1.4461 EUR-to-GBP. This derivative contract expires in October of 2009. We’ve determined this contract to be highly effective according to the provisions of SFAS 133. The contract is recognized in our consolidated balance sheet at fair value with changes in fair value recorded in other comprehensive income.

At September 30, 2008, we had a Euro forward contract outstanding with a notional amount of €6.2 million with an average exchange rate of 1.2599 EUR-to-GBP. This derivative contract expires in April of 2009. We’ve determined this contract to be highly effective according to the provisions of SFAS 133. The contract is recognized in our consolidated balance sheet at fair value with changes in fair value recorded in other comprehensive income.

Concurrent with the fiscal 2004 acquisition of the Babtie Group Limited, we entered into a forward contract with a large U.S. bank. The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Based on the terms of the contract, we believe the effect of the loan on future earnings at September 30, 2008 should be limited to $2.0 million of expense, of which $0.7 million will be recognized in the next 12 months. We recorded $0.7 million of expense during fiscal 2008. At September 30, 2008, the notional amount of the contract was £39.9 million. It provides for an average exchange rate of 0.5828 GBP-to-USD, and expires in June of 2011. We have determined that this derivative qualifies as a cash flow hedge under the provisions of SFAS 133.

The fair value of derivative contracts included in other deferred liabilities in the accompanying consolidated balance sheets totaled $3.0 million and $8.6 million at September 30, 2008 and September 30, 2007, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section beginning on page F-1of this Annual Report on Form 10-K and is incorporate herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date based on the framework established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the internal controls of the Company over its financial reporting as of the Evaluation Date were effective. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which appears later in this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 20, 2008, the Board of Directors (Board) of Jacobs, acting upon the recommendation of the Nominating and Corporate Governance Committee of the Board (Committee), approved the amendment and restatement of the Company’s Bylaws to change the vote standard for the election of directors from a plurality to a majority of votes cast in uncontested elections. The amendment states that a majority of the votes cast means that the number of shares voted “for” a director must exceed the number of votes cast “against” that director. In contested elections where the number of nominees exceeds the number of directors to be elected, the vote standard will continue to be a plurality of votes cast. The amendment, which affects Section 3.03 of the Company’s Bylaws, took effect upon adoption.

The foregoing description of the Bylaw amendment is qualified in its entirety by reference to the Amended and Restated Bylaws, as amended and restated on November 20, 2008, a copy of which is filed herewith as Exhibit 3.2.

In connection with the Bylaw amendment referred to above, the Board approved the amendment and restatement of the Company’s Corporate Governance Guidelines (the “Guidelines”) to provide that the Committee shall establish procedures for any director who is not elected to tender his or her resignation. Under the Guidelines, in the event that a director nominee fails to receive the requisite vote, the Committee will make a recommendation to the Board on whether to accept or reject the resignation of such director, or whether other action should be taken. The Board will act on the Committee’s recommendation within ninety (90) days following certification of the election results. Unless applicable to all directors, the director(s) whose resignation is under consideration is expected to recuse himself or herself from the Board vote. Thereafter, the Board will promptly publicly disclose its decision regarding the director’s resignation offer (including the reason(s) for rejecting the resignation offer, if applicable). If the Board accepts a director’s resignation pursuant to this process, the Committee shall recommend to the Board whether to fill such vacancy or reduce the size of the Board. The Corporate Governance Guidelines are available on the Company’s website http://www.jacobs.com under “Corporate Governance.”

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant

Noel G. Watson	72	Chairman of the Board	1965
Craig L. Martin	59	President, Chief Executive Officer and Director	1994
Thomas R. Hammond	57	Executive Vice President, Operations	1975
George A. Kunberger, Jr.	56	Executive Vice President, Operations	1979
Gregory J. Landry	60	Executive Vice President, Operations	1984
John W. Prosser, Jr.	63	Executive Vice President, Finance and Administration and Treasurer	1974
Walter C. Barber	67	Group Vice President	1999
Robert M. Clement	60	Group Vice President	1990
Jay Michael Coyle	48	Group Vice President	1994
James E. Dixon	59	Group Vice President	1993
Arlan C. Emmert	63	Group Vice President	1985
Michael J. Higgins	64	Group Vice President	1994
Robert Matha	59	Group Vice President	1997
Thomas H. McDuffie	59	Group Vice President	1999
Kevin J. McMahon	52	Group Vice President	2007
Earl J. Mitchell, Jr.	55	Group Vice President	1989
Christopher E. Nagel	57	Group Vice President	1982
Mark S. Williams	51	Group Vice President	1999
Rogers F. Starr	65	President, Jacobs Technology, Inc.	1999
Philip J. Stassi	53	Group Vice President	1977
James T. Stewart	60	Group Vice President	2006
Allyn B. Taylor	60	Group Vice President	1993
William J. Birkhofer	60	Senior Vice President, Public Sector Sales	1999
Cora L. Carmody	50	Senior Vice President, Information Technology	2008
Andrew F. Kremer	51	Senior Vice President, Global Sales	1998
William C. Markley, III	63	Senior Vice President and General Counsel	1981
John McLachlan	62	Senior Vice President, Acquisitions and Strategy	1974
Robert G. Norfleet	45	Senior Vice President, Quality and Safety	1999
Laurence R. Sadoff	61	Senior Vice President, Operations	1993
Patricia H. Summers	51	Senior Vice President, Global Human Resources	2004
Nazim G. Thawerbhoy	61	Senior Vice President and Controller	1979

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. McMahon and Stewart, and Mses. Summers and Carmody, have served in executive and senior management capacities with the Company for more than five years.

Mr. McMahon joined the Company in April 2007 through the acquisition of Edwards and Kelcey, Inc. Mr. McMahon served in various senior management roles with Edwards and Kelcey since first joining them in 1991, most recently as chairman and chief executive officer from 1999 to 2007. Prior to joining Jacobs in 2006, Mr. Stewart was chairman and chief executive officer of Mobile Energy Services Company, an industrial energy company and supplier from 2000 to 2005. Prior to joining Jacobs in 2004, Ms. Summers served as corporate vice president of compensation, benefits and executive development for Northrop Grumman Corporation from January 2000 to April 2003. Prior to joining Jacobs in 2008, Ms. Carmody served as the Chief Information Officer for SAIC Inc. from August 2003 to April 2008.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of September 30, 2008:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders - (a)	6,932,559	$35.45	2,622,251
Equity compensation plans not approved by shareholders	—	—	—

Total	6,932,559	$35.45	2,622,251

(a):	The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (1989 ESPP), and the Global Employee Stock Purchase Plan (GESPP). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occurs monthly. Our shareholders have authorized a total of 22.8 million shares of common stock to be issued through the 1989 ESPP and the GESPP which our Board of Directors voluntarily reduced by 1.2 million shares on July 26, 2001. From the inception of the 1989 ESPP and the GESPP through September 30, 2008, a total of 20.7 million shares have been issued, leaving 0.9 million shares of common stock available for future issuance at that date.

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

PART IV

Item 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	The Company’s Consolidated Financial Statements at September 30, 2008 and 2007 and for each of the three years in the period ended September 30, 2008 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

(2)	Financial statement schedules – no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)	See Exhibits and Index to Exhibits, below.

(b)	Exhibits and Index to Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2007 and incorporated herein by reference.

†3.2	Jacobs Engineering Group Inc. Amended and Restated Bylaws, effective as of November 20, 2008.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 7.04 of Article VII of Exhibit 3.2.

4.3	Amended and Restated Rights Agreement, amended and restated as of December 20, 2000 by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. Filed as Exhibit 1 to Registrant’s Form 8-A/A filed on December 22, 2000 and incorporated herein by reference.

10.1 #	The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers. Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 and incorporated herein by reference.

10.2 #	The Executive Security Program of Jacobs Engineering Group Inc. Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 and incorporated herein by reference.

10.3 #	Jacobs Engineering Group Inc. 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 and incorporated herein by reference.

10.4 #	Jacobs Engineering Group Inc. 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 and incorporated herein by reference.

10.5 #	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2007 and incorporated herein by reference.

10.6 #	The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated. Filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 and incorporated herein by reference.

†10.7 #	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan.

†10.8	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.9 #	Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated April 1, 2003. Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2007 and incorporated herein by reference.

10.10 #	Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 and incorporated herein by reference.

10.11	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as Amended and Restated. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 and incorporated herein by reference.

10.12	Credit Agreement dated as of December 15, 2005 among Jacobs Engineering Group Inc. and certain of its subsidiaries (as “Borrowers”), and the Bank of Nova Scotia, Wachovia Bank N.A., BNP Paribas., Bank of America, N.A. (as “Administrative Agent”), and other lender parties, and Banc of America Securities LLC (as “Sole Lead Arranger”). Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 and incorporated herein by reference.

10.13	Amendment Agreement Entered Into as of May 4, 2007 Among Jacobs Engineering Group Inc. and Certain Subsidiaries, the Bank of Nova Scotia as Canadian Facility Agent, Bank of America, N.A. as Administrative Agent, and Certain Other Lending Banks and Financial Institutions. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 and incorporated herein by reference

10.14 #	Assignment Letter Agreement dated February 16, 2005 between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 99.1 to the Registrant’s current report on Form 8-K dated February 22, 2005 and incorporated herein by reference.

†10.15 #	Amendment dated March 24, 2005 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President.

†10.16 #	Amendment dated April 23, 2008 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President.

11.	Statement of computation of net income per outstanding share of common stock is incorporated by reference from the Company’s Consolidated Financial Statements and notes thereto (see Item 15(a)(1), above).

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Being filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.
Dated: November 20, 2008	By:	/S/ CRAIG L. MARTIN
Craig L. Martin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ CRAIG L. MARTIN Craig L. Martin	President, Chief Executive Officer and Director	November 20, 2008

/S/ NOEL G. WATSON Noel G. Watson	Chairman of the Board	November 20, 2008

/S/ JOSEPH R. BRONSON Joseph R. Bronson	Director	November 20, 2008

/S/ JOHN F. COYNE John F. Coyne	Director	November 20, 2008

/S/ ROBERT C. DAVIDSON, JR. Robert C. Davidson, Jr.	Director	November 20, 2008

/S/ EDWARD V. FRITZKY Edward V. Fritzky	Director	November 20, 2008

/S/ ROBERT B. GWYN Robert B. Gwyn	Director	November 20, 2008

/S/ JOHN P. JUMPER John P. Jumper	Director	November 20, 2008

/S/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director	November 20, 2008

/S/ BENJAMIN F. MONTOYA Benjamin F. Montoya	Director	November 20, 2008

/S/ THOMAS M.T. NILES Thomas M.T. Niles	Director	November 20, 2008

/S/ JOHN W. PROSSER, JR. John W. Prosser, Jr.	Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	November 20, 2008

/S/ NAZIM G. THAWERBHOY Nazim G. Thawerbhoy	Senior Vice President and Controller (Principal Accounting Officer)	November 20, 2008

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 30, 2008

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2008 and 2007

(In thousands, except share information)

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$604,420	$613,352
Receivables	1,957,773	1,532,602
Deferred income taxes	142,553	92,992
Prepaid expenses and other current assets	45,488	39,132

Total current assets	2,750,234	2,278,078

Property, Equipment and Improvements, Net	256,140	192,489

Other Noncurrent Assets:
Goodwill	924,060	626,686
Miscellaneous	347,804	292,168

Total other noncurrent assets	1,271,864	918,854

	$4,278,238	$3,389,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$966	$529
Accounts payable	467,888	376,483
Accrued liabilities	825,587	626,091
Billings in excess of costs	234,203	245,486
Income taxes payable	48,353	27,845

Total current liabilities	1,576,997	1,276,434

Long-term Debt	55,675	40,450

Other Deferred Liabilities	394,241	228,824

Minority Interests	6,178	51

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—122,701,049 shares and 120,221,871 shares, respectively	122,701	120,222
Additional paid-in capital	631,043	460,468
Retained earnings	1,620,673	1,272,352
Accumulated other comprehensive loss	(129,270)	(9,380)

Total stockholders’ equity	2,245,147	1,843,662

	$4,278,238	$3,389,421

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended September 30, 2008, 2007, and 2006

(In thousands, except per share information)

	2008	2007	2006
Revenues	$11,252,159	$8,473,970	$7,421,270
Costs and Expenses:
Direct costs of contracts	(9,517,673)	(7,262,621)	(6,487,022)
Selling, general and administrative expenses	(1,091,427)	(769,393)	(632,692)

Operating Profit	643,059	441,956	301,556

Other (Expense) Income:
Interest income	15,447	19,764	15,209
Interest expense	(4,414)	(8,019)	(7,496)
Miscellaneous income (expense), net	3,319	(5,059)	(3,982)

Total other income (expense), net	14,352	6,686	3,731

Earnings Before Taxes	657,411	448,642	305,287
Income Tax Expense	(236,669)	(161,512)	(108,404)

Net Earnings	$420,742	$287,130	$196,883

Net Earnings Per Share:
Basic	$3.47	$2.42	$1.69
Diluted	$3.38	$2.35	$1.64

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Years Ended September 30, 2008, 2007, and 2006

(In thousands)

		Components of Total Stockholders’ Equity
	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp- rehensive Income (Loss)	Total Stock- holders’ Equity
Balances at September 30, 2005		$58,130	$354,935	$850,065	$(97,350)	$1,165,780
Net earnings	$196,883	—	—	196,883	—	196,883
Foreign currency translation adjustments	(4,811)	—	—	—	(4,811)	(4,811)
Minimum pension liability (net of deferred tax expense of $10,363)	22,426	—	—	—	22,426	22,426
Other, miscellaneous elements of total comprehensive income (loss), (net of deferred tax expense of $1,092)	2,080	—	—	—	2,080	2,080

Comprehensive income	$216,578

Issuances of equity securities, net		961	60,676	—	—	61,637
Repurchases of equity securities		(198)	(1,833)	(22,980)	—	(25,011)
Issuance of restricted stock		103	4,127	—	—	4,230

Balances at September 30, 2006		58,996	417,905	1,023,968	(77,655)	1,423,214
Net earnings	$287,130	—	—	287,130	—	287,130
Foreign currency translation adjustments (net of deferred tax expense of $4,300)	22,088	—	—	—	22,088	22,088
Adjustment to initially apply FASB Statement No. 158, (net of deferred tax expense of $21,773)	45,016	—	—	—	45,016	45,016
Other, miscellaneous elements of total comprehensive income (loss), (net of deferred tax expense of $610)	1,171	—	—	—	1,171	1,171

Comprehensive income	$355,405

Two-for-one stock split, paid in the form of a stock dividend		59,401	(59,401)	—	—	—
Issuances of equity securities, net		1,828	87,778	—	—	89,606
Repurchases of equity securities		(367)	(1,576)	(38,746)	—	(40,689)
Issuance of restricted stock		364	15,762	—	—	16,126

Balances at September 30, 2007		120,222	460,468	1,272,352	(9,380)	1,843,662
Net earnings	$420,742	—	—	420,742	—	420,742
Foreign currency translation adjustments (net of deferred tax expense of $4,550)	(18,656)	—	—	—	(18,655)	(18,655)
Pension liability (net of deferred tax benefit of $40,673)	(100,575)	—	—	—	(100,576)	(100,576)
Other, miscellaneous elements of total comprehensive income (loss), (net of deferred tax benefit of $275)	(659)	—	—	—	(659)	(659)

Comprehensive income	$300,852

Issuances of equity securities, net		2,144	123,823	—	—	125,967
Adjustment to initially apply FASB Statement No. 48		—	—	(5,340)	—	(5,340)
Repurchases of equity securities		(371)	(1,743)	(67,081)	—	(69,195)
Issuance of restricted stock		706	48,495	—	—	49,201

Balances at September 30, 2008		$122,701	$631,043	$1,620,673	$(129,270)	$2,245,147

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006
Cash Flows from Operating Activities:
Net earnings	$420,742	$287,130	$196,883
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	63,725	49,712	40,598
Intangible assets	9,401	5,958	7,664
Gain on sale of investment	(10,609)	—	—
Stock based compensation	21,289	17,982	17,156
Excess tax benefits from stock based compensation	(46,257)	(25,803)	(12,783)
Losses on sales of assets, net	85	700	141
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	(276,671)	(101,645)	(245,031)
Prepaid expenses and other current assets	1,875	(3,675)	(10,492)
Accounts payable	45,782	(54,739)	128,922
Accrued liabilities	55,471	78,861	75,325
Billings in excess of costs	(28,932)	119,596	(1,815)
Income taxes payable	56,108	(12,361)	25,759
Deferred income taxes	386	(1,450)	(223)
Other, net	1,016	595	1,427

Net cash provided by operating activities	313,411	360,861	223,531

Cash Flows from Investing Activities:
Additions to property and equipment	(114,786)	(64,620)	(53,980)
Disposals of property and equipment	383	1,490	1,302
Net increase in miscellaneous, non-current assets	(38,871)	(11,092)	(221)
Changes in investments, net	7,431	(2,853)	(3,714)
Acquisition of businesses, net of cash acquired	(264,067)	(88,721)	(10,955)

Net cash used for investing activities	(409,910)	(165,796)	(67,568)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	45,570	28,474	68,709
Repayments of long-term borrowings	(27,335)	(70,860)	(86,779)
Net change in short-term borrowings	(6,821)	(13,945)	7,948
Proceeds from issuances of common stock	46,362	34,691	29,388
Excess tax benefits from stock based compensation	46,257	25,803	12,783
Other, net	(5,244)	(24,458)	16,270

Net cash provided by (used for) financing activities	98,789	(20,295)	48,319

Effect of Exchange Rate Changes	(11,222)	4,515	(10,064)

Increase (Decrease) in Cash and Cash Equivalents	(8,932)	179,285	194,218
Cash and Cash Equivalents at Beginning of Period	613,352	434,067	239,849

Cash and Cash Equivalents at End of Period	$604,420	$613,352	$434,067

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

We provide a broad range of technical, professional, and construction services including engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and process, scientific, and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, Asia, and Australia. We provide our services under cost-reimbursable, cost-reimbursable with a guaranteed maximum price, and fixed-price contracts. The percentage of revenues realized from each of these types of contracts for each fiscal year ended September 30 was as follows:

	2008	2007	2006
Cost-reimbursable	86%	88%	90%
Fixed-price	12	10	9
Guaranteed maximum price	2	2	1

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

Revenue Accounting for Contracts and Use of Joint Ventures

In accounting for long-term engineering and construction-type contracts, we follow the provisions of the American Institute of Certified Public Accountant’s (AICPA) Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

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

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from the clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. Rarely do they, in and of themselves, present any risk of loss to us or to our partners separate from those that we would carry if we were performing the contract on our own. Under accounting principles generally accepted in the United States, our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our consolidated financial statements.

In accordance with the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 46R—Consolidation of Variable Interest Entities (FIN 46R), we have analyzed our joint ventures and have classified them into two groups: (i) those variable interest entities (VIEs) of which we are the primary beneficiary of the VIEs’ expected residual returns or losses; and (ii) those VIEs of which we are not the primary beneficiary of the VIEs’ expected residual returns or losses. In accordance with FIN 46R, we apply the consolidation method of accounting for our investment in material VIEs of which we are the primary beneficiary.

At September 30, 2008, the total assets and liabilities of those VIEs of which we are the primary beneficiary were $66.1 million and $50.8 million, respectively, as compared to total assets of $70.5 million and total liabilities of $54.8 million at September 30, 2007. At September 30, 2008, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $501.0 million and $438.1 million, respectively, as compared to total assets of $222.9 million and total liabilities of $213.1 million at September 30, 2007.

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. The amount of such “pass-through” costs included in revenues during fiscal 2008, 2007, and 2006, totaled approximately $3.5 billion, $2.7 billion, and $2.7 billion, respectively. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 30, 2008 and 2007 consisted primarily of money market mutual funds and overnight bank deposits.

Receivables and Billings in Excess of Costs

Included in receivables in the accompanying Consolidated Balance Sheets at September 30, 2008 and 2007 were $964.8 million and $790.5 million, respectively, of unbilled receivables. Unbilled receivables represent costs and amounts earned and reimbursable under contracts in progress as of the balance sheet date. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at September 30, 2008 and 2007 were contract retentions totaling $35.0 million and $37.1 million, respectively. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months. Also included in receivables at September 30, 2008 and 2007 are allowances for doubtful accounts totaling $10.1 million and $6.2 million, respectively.

“Billings in excess of costs” represent cash collected from clients, and billings to clients in advance of work performed. We anticipate that substantially all such amounts will be earned over the next twelve months.

Amounts due from the U.S. federal government, net of advanced billings, included in the accompanying Consolidated Balance Sheets totaled $274.1 million and $153.6 million at September 30, 2008 and 2007, respectively.

As discussed above, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $56.6 million and $49.6 million at September 30, 2008 and 2007, respectively, of which $38.1 million and $36.6 million, respectively, relate to one claim on a waste incineration project performed in Europe (due to the timing of when the claim may be settled, this claim is included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheets). The dispute involves proper waste feed, content of residues, final acceptance of the plant, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $58.6 million) in damages. The client has filed a counterclaim against us, which we believe is without merit.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill and the cost of intangible assets with indefinite lives are not amortized, but are instead tested for possible impairment annually (or more frequently if events occur or circumstances change

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that would more likely than not reduce the fair value of our reporting units below their carrying value). In conducting such impairment tests, we may apply, in accordance with the provisions of the FASB’s Statement of Financial Accounting Standards (SFAS) No. 142—Goodwill and Other Intangible Assets, various valuation techniques to estimate the fair values of our reporting units. The resulting fair values are not necessarily representative of the values we might reasonably actually obtain in a sale of our reporting units to a willing third party. The cost of intangible assets with determinable lives is amortized ratably over the useful lives of the related assets. We did not recognize any impairment charges for goodwill or other intangible assets during fiscal 2008, 2007 or 2006.

Foreign Currencies

In preparing our consolidated financial statements, it is necessary to translate the financial statements of our subsidiaries operating outside the United States, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. We follow the provisions of SFAS No. 52—Foreign Currency Translation in preparing our consolidated financial statements. Accordingly, revenues and expenses of operations outside the United States are translated into U.S. dollars using weighted-average exchange rates for the applicable period(s) being translated while the assets and liabilities of operations outside the United States are generally translated into U.S. dollars using period-end exchange rates. The net effect of foreign currency translation adjustments is included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

Earnings Per Share

Earnings per share (EPS) is calculated in accordance with SFAS No. 128—Earnings per Share. Basic EPS is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS gives effect to all dilutive securities that were outstanding during the period. Our dilutive securities consist of nonqualified stock options and restricted stock (including restricted stock units).

Share-Based Payments

We follow the provisions of SFAS No. 123R—Share-Based Payment in accounting for stock issued to employees and others. SFAS 123R requires that we measure the value of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award. We adopted SFAS 123R effective October 1, 2005 under the modified retrospective application method.

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	35.10%	27.87%	30.48%
Risk-free interest rate	3.08%	5.03%	5.21%
Expected term of options (in years)	4.75	4.75	4.75

With respect to the issuance of restricted stock and restricted stock units, the cost of unearned compensation equivalent to the fair value of the stock issued on the date of award is amortized against earnings over the periods during which the restrictions lapse.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use the “simplified method”, as defined in the U.S. Securities and Exchange Commission Staff Accounting Bulletin 107, to compute the expected term of a stock option. The simplified method is a formula that uses the vesting term and the contractual term to compute the expected term of a stock option. As permitted by Staff Accounting Bulletin 110, we continue to use the simplified method because we do not currently have sufficient information regarding historical exercise behavior to accurately estimate the expected term of a stock option. In addition, we’ve made, over the recent past, material changes to certain terms of our standard option award agreements, and have significantly changed the number and type of employees receiving stock options, both of which may have a significant effect on the expected term of a stock option.

Concentrations of Credit Risk

Our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, and Asia. In the normal course of business, and consistent with industry practices, we grant credit to our clients without requiring collateral. Concentrations of credit risk is the risk that, if we extend a significant amount of credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government and multi-national corporations operating in a broad range of industries and geographic areas. Additionally, in order to mitigate credit risk, we continually evaluate the credit worthiness of our major commercial clients.

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

Accounting for Stock Issued to Employees and Others—As discussed above, we use the Black-Scholes option-pricing model to compute the fair value of share-based payments. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Like all option-pricing models, the Black-Scholes model requires the use of highly subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause drastically different fair values to be assigned to our stock option awards. Additionally, the effects of SFAS 123R on our current consolidated financial statements may not be representative of the effects on our future consolidated financial statements because option awards tend to vest over several years and additional awards of stock options may be made in the future.

Accounting for Pensions—We follow the provisions of SFAS No. 87—Employers’ Accounting for Pensions, and SFAS No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans in accounting for our defined benefit pension plans. SFAS 87 and SFAS 158 require the use of assumptions and estimates in order to calculate periodic pension cost, and the value of the plans’ assets and

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities. These assumptions involve discount rates, investment returns, and projected salary increases, among others. We rely on qualified actuaries to assist us in valuing the financial position of the plans, and to provide advice regarding the actuarial assumptions used. Changes in the actuarial assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense.

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

In June 2006, the FASB issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on an entity’s tax return. FIN 48 also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure and transition. The Company adopted FIN 48 effective October 1, 2007.

Contractual Guarantees, Litigation, Investigations, and Insurance—In the normal course of business, we are subject to certain contractual guarantees and litigation. In accordance with SFAS No. 5—Accounting for Contingencies, we record in the Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation, and insurance claims. We rely on qualified actuaries and other professionals to assist us in determining the level of reserves to establish for both insurance-related claims that are known and have been asserted against us as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our Consolidated Statements of Earnings. In addition, as a contractor providing services to various agencies of the United States federal government, we are subject to many levels of audits, investigations, and claims by, or on behalf of, the U.S. federal government with respect to contract performance, pricing, costs, cost allocations, and procurement practices. We adjust revenues based upon the amounts we expect to realize considering the effects of any client audits or governmental investigations.

Fair Value of Financial Instruments

The net carrying amounts of cash and cash equivalents, receivables, and notes payable approximate fair value due to the short-term nature of these instruments. Similarly, we believe the carrying value of our long-term debt also approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. Certain other assets and liabilities, such as forward contracts and an interest rate swap agreement we purchased as cash-flow hedges (discussed below), are required to be carried in our consolidated financial statements at fair value.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Split

On January 25, 2007, the Board of Directors of Jacobs declared a two-for-one stock split that was paid in the form of a 100% stock dividend on March 15, 2007 to shareholders of record on February 15, 2007. The stock split was accounted for by transferring approximately $59.4 million from additional paid-in capital to common stock. The par value of the common stock of Jacobs did not change as a result of the stock split. In accordance with SFAS 128, all EPS information, and share and per-share information relating to our equity compensation plans has been adjusted retroactively for all periods presented herein to reflect the stock split. With respect to the balance sheet presentation of the Company’s capital accounts, however, the stock split was accounted for as a fiscal 2007 transaction.

3.	Stock Purchase and Stock Option Plans

Broad-Based, Employee Stock Purchase Plans

We sponsor two, broad-based, shareholder-approved employee stock purchase plans: the Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (1989 ESPP) and the Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan (GESPP). Both plans give employees the right to purchase shares of the common stock of Jacobs at a discount that is limited to 5% of the per-share market value on the day shares are sold to employees.

The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP during each fiscal year ended September 30:

	2008	2007	2006
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$33,092,354	$23,078,856	$20,685,889
Under the GESPP	3,945,705	2,727,517	2,307,140

Total	$37,038,059	$25,806,373	$22,993,029

Aggregate Number of Shares Sold:
Under the 1989 ESPP	447,572	475,160	554,052
Under the GESPP	53,602	55,075	62,254

Total	501,174	530,235	616,306

At September 30, 2008, there were 251,082 shares reserved for issuance under the 1989 ESPP, and there were 634,045 shares reserved for issuance under the GESPP.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

We sponsor two, continuing, shareholder-approved stock option plans: the 1999 Stock Incentive Plan (1999 SIP) and the 1999 Outside Director Stock Plan (1999 OSDP). The 1999 SIP provides for the issuance of incentive stock options, nonqualified stock options and restricted stock to employees. The 1999 OSDP provides for awards of stock, restricted stock, and restricted stock units, and grants of nonqualified stock options to our outside (i.e., nonemployee) directors. The 1999 SIP and the 1999 OSDP (together, the “1999 Plans”) replaced our 1981 Executive Incentive Plan (1981 Plan). The following table sets forth certain information about the 1999 Plans:

	1999 SIP	1999 OSDP	Total
Number of shares authorized	15,200,000	800,000	16,000,000
Number of remaining shares reserved for issuance at September 30, 2008	7,943,783	530,000	8,473,783
Number of shares relating to outstanding stock options at September 30, 2008	6,520,159	216,500	6,736,659
Number of shares available for future awards:
At September 30, 2008	1,423,624	313,500	1,737,124
At September 30, 2007	2,261,437	345,500	2,606,937

The number of shares of common stock that may be awarded under the 1999 SIP in the form of restricted stock is limited to 3,120,000 shares, and shares of restricted stock that are subsequently forfeited become available again for issuance as restricted stock. At September 30, 2008, there was a total of 2,258,887 shares of common stock that remained available for issuance in the form of restricted stock under the 1999 SIP.

Total pre-tax compensation cost relating to stock-based compensation included in the accompanying Consolidated Statements of Earnings for the fiscal years ended 2008, 2007, and 2006 was $21.3 million, $18.0 million, and $17.2 million, respectively.

The following table summarizes the stock option activity under the 1999 Plans and the 1981 Plan for each fiscal year ended September 30:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2005	10,188,804	$16.92
Granted	1,552,200	$40.92
Exercised	(1,622,386)	$13.69
Cancelled or expired	(48,680)	$21.15

Outstanding at September 30, 2006	10,069,938	$21.12
Granted	771,550	$53.87
Exercised	(2,242,312)	$13.70
Cancelled or expired	(136,045)	$23.84

Outstanding at September 30, 2007	8,463,131	$25.96
Granted	746,950	$90.87
Exercised	(2,214,872)	$17.84
Cancelled or expired	(62,650)	$38.27

Outstanding at September 30, 2008	6,932,559	$35.45

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options outstanding at September 30, 2008 consisted entirely of nonqualified stock options. Included in the number of options outstanding at September 30, 2008 were options to purchase 195,900 shares of common stock granted under the 1981 Plan. The total intrinsic value of options exercised during fiscal 2008, 2007, and 2006 was $151.6 million, $84.3 million, and $43.9 million, respectively. The total intrinsic value of options exercisable at September 30, 2008 was $141.8 million. Certain other information regarding our stock option plans follows:

	2008	2007	2006
At September 30:
Range of exercise prices for options outstanding	$7.03 – $94.11	$5.37 – $57.54	$5.13 – $43.55
Number of options exercisable	4,656,767	5,958,014	6,828,638
For the fiscal year ended September 30:
Range of prices relating to options exercised	$5.37 – $56.95	$5.13 – $37.35	$5.10 – $26.95
Estimated weighted average fair values of options granted	$32.20	$17.94	$13.96

The following table presents certain information regarding options outstanding, and options exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$ 7.03 – $ 9.10	400,775	1.09	$8.41	400,775	$8.41
$ 9.83 – $18.49	892,296	3.13	$15.64	892,296	$15.64
$19.21 – $26.95	2,732,803	3.63	$22.84	2,503,453	$22.53
$35.46 – $37.35	545,297	4.72	$37.33	250,497	$37.35
$37.68 – $46.86	1,053,450	4.85	$43.57	468,100	$43.50
$52.13 – $55.04	12,100	5.82	$52.64	2,500	$52.13
$56.95 – $57.81	558,988	5.76	$56.97	139,146	$56.96
$76.15 – $83.61	82,500	7.32	$81.32	—	$—
$92.52 – $94.11	654,350	6.62	$92.59	—	$—

	6,932,559	4.19	$35.45	4,656,767	$23.94

Our stock option plans allow participants to satisfy the exercise price by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

At September 30, 2008, the amount of compensation cost relating to nonvested awards not yet recognized in the financial statements is approximately $40.2 million. The majority of the unrecognized compensation costs will be recognized by the fourth quarter of fiscal 2010. The weighted average remaining contractual term of options currently exercisable is 3.54 years.

During fiscal 2008, 2007, and 2006, we issued 205,563, 155,040, and 154,960 shares, respectively, of restricted stock under the 1999 Plans. Included in the number of shares of restricted stock issued during fiscal 2008 were 18,000 shares of restricted stock units issued under the 1999 OSDP. The restrictions generally relate

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the recipient’s ability to sell or otherwise transfer the stock or stock units. There are also restrictions that subject the stock and stock units to forfeiture back to the Company until earned by the recipient through continued employment or service. At September 30, 2008 there were 684,953 shares of restricted stock and restricted stock units outstanding under both the 1999 SIP and 1999 OSDP Plans.

4.	Earnings Per Share

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for each fiscal year ended September 30 (in thousands):

	2008	2007	2006
Weighted average shares outstanding (denominator used to compute Basic EPS)	121,083	118,559	116,648
Effect of stock options and restricted shares	3,274	3,667	3,725

Denominator used to compute Diluted EPS	124,357	122,226	120,373

For the three months and fiscal year ended September 30, 2008, there were stock options representing 736,850 and 694,350 shares of common stock, respectively, that were anti-dilutive and excluded from the computation of the number of weighted average shares outstanding used to compute diluted earnings per share.

5.	Property, Equipment and Improvements, Net

The following table presents the components of our property, equipment and improvements at September 30, 2008 and 2007 (in thousands):

	2008	2007
Land	$11,103	$9,581
Buildings	79,497	69,646
Equipment	406,424	351,173
Leasehold improvements	112,244	74,961
Construction in progress	21,772	11,400

	631,040	516,761
Accumulated depreciation and amortization	(374,900)	(324,272)

	$256,140	$192,489

6.	Borrowings

Short-Term Credit Arrangements

The Company maintains open credit arrangements with several banks providing for short-term borrowing capacity and overdraft protection. These arrangements are uncommitted, and no amounts were outstanding under them at September 30, 2008 and 2007.

Long-term Debt and Credit Arrangements

Amounts shown as “Long-term Debt” in the accompanying Consolidated Balance Sheets represent borrowings under our $290.0 million, long-term, revolving credit facility. The facility expires in May 2012, and provides for unsecured borrowings from banks (a syndicate consisting of U.S., Canadian, and European banks) at either fixed rates offered by the banks at the time of borrowing on loans not greater than 12 months, or at variable

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates based on the agent bank’s base rate, LIBOR or the latest federal funds rate. The agreement contains certain negative covenants relating to the Company’s “consolidated net worth”, and a “leverage ratio” based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization (all as defined in the agreement). The agreement requires us to pay a facility fee based on the total amount of the commitments. During fiscal 2008 and 2007, the weighted average interest rates charged on these borrowings were 5.99% and 5.53%, respectively.

Interest payments made during fiscal 2008, 2007, and 2006 totaled $3.5 million, $5.4 million, and $5.9 million, respectively.

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

The following table sets forth the change in the plans’ combined net benefit obligation for each fiscal year ended September 30 (in thousands):

	2008	2007
Net benefit obligation at the beginning of the year	$856,030	$785,145
Service cost	24,763	25,366
Interest cost	50,421	44,486
Participants’ contributions	15,518	14,367
Actuarial (gain)/loss	27,509	(31,029)
Benefits paid	(29,565)	(32,486)
Effect of plan amendments	—	487
Curtailments/Settlements	(2,791)	(9,653)
Obligations under new plans	9,094	—
Transfers	4,200	1,868
Effect of exchange rate changes	(56,927)	57,479

Net benefit obligation at the end of the year	$898,252	$856,030

In December 2006 the Company froze certain benefits under one of its defined benefit pension plans causing a curtailment under SFAS No. 88—Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. As a result of the curtailment, the assets and liabilities of the plan were remeasured as of the effective date of the curtailment, resulting in a curtailment gain of $9.7 million. The curtailment gain reduced certain unrecognized actuarial losses existing as of the date of the curtailment, and reduced the Company’s net periodic pension cost for fiscal 2007 by approximately $2.9 million.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in the combined fair value of the plans’ assets for each fiscal year ended September 30 (in thousands):

	2008	2007
Fair value of plan assets at the beginning of the year	$746,189	$601,090
Actual return on plan assets	(67,247)	81,483
Employer contributions	47,046	34,937
Participants’ contributions	15,518	14,367
Gross benefits paid	(29,565)	(32,486)
Transfers	2,679	1,868
Curtailments/Settlements	(3,340)	—
Effect of exchange rate changes	(46,581)	44,930

Fair value of plan assets at the end of the year	$664,699	$746,189

The following table reconciles the combined funded statuses of the plans as well as amounts recognized and not recognized in the accompanying Consolidated Balance Sheets at September 30, 2008 and 2007 (in thousands):

	2008	2007
Funded status at the end of the year	$(233,553)	$(109,841)
Contributions after measurement date	20,087	12,561

Net amount recognized at the end of the year	$(213,466)	$(97,280)

The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 30, 2008 and 2007 (in thousands):

	2008	2007
Non-current pension asset	$—	$11,382
Accrued benefit cost included in current liabilities	(1,923)	(599)
Accrued benefit cost included in noncurrent liabilities	(211,543)	(108,063)

Net amount recognized at the end of the year	$(213,466)	$(97,280)

The Company adopted SFAS 158 effective September 30, 2007. Accordingly, we now reflect the total funded statuses of our pension plans in our consolidated financial statements as opposed to a “minimum liability”.

The following table presents the significant actuarial assumptions used in determining the funded statuses of the plans for each fiscal year ended September 30:

	2008	2007	2006
Weighted average discount rates	5.25% to 6.25%	5.20% to 5.75%	4.75% to 6.25%
Rates of compensation increases	3.5%	3.5%	3.5%
Expected rates of return on plan assets	5.0% to 9.0%	5.0% to 9.0%	5.0% to 9.0%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. The range of 5.0% to 9.0% expected rate of return used in the current valuation of the funded status of the plans was determined after considering the aforementioned factors. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to avoid concentration of investment risk in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at June 30, 2008 and 2007 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	2008	2007
Equity securities	50%	60%
Debt securities	29%	28%
Real estate investments	8%	7%
Other	13%	5%

We anticipate our contributions into the plans for fiscal 2009 will total approximately $54.3 million. Total benefit payments expected to be paid to the participants of our pension plans for each of the next five fiscal years, and in total for the five years thereafter, are as follows (in thousands):

2009	$28,711
2010	29,018
2011	31,921
2012	34,564
2013	39,347
For the period 2014 through 2018	236,859

At September 30, 2008 and 2007, our pension plans were in a net, under-funded status by $233.6 million and $109.8 million, respectively.

The following table presents the components of net periodic pension cost recognized in the accompanying Consolidated Statements of Earnings for each fiscal year ended September 30 (in thousands):

	2008	2007	2006
Service cost	$24,763	$25,366	$26,313
Interest cost	50,421	44,486	37,510
Expected return on plan assets	(52,884)	(45,481)	(37,577)
Other	1,820	5,974	11,896

Net pension cost, before curtailments/settlements charges	24,120	30,345	38,142
Curtailments/Settlements charges	754	—	—

Total, net periodic pension cost recognized	$24,874	$30,345	$38,142

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Multiemployer Plans

In the United States and Canada, we contribute to various trusteed pension plans covering hourly construction employees under industry-wide agreements. We also contribute to various trusteed plans in certain countries in Europe covering both hourly and certain salaried employees. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct costs of contracts on a current basis. Information from the plans’ administrators is not available to permit us to determine our share of unfunded benefits, if any. Our contributions to these plans during fiscal 2008, 2007, and 2006 totaled $60.1 million, $47.9 million, and $48.8 million, respectively.

8.	Savings and Deferred Compensation Plans

Savings Plans

We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under section 401(k) of the United States Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. Company contributions to these plans during fiscal 2008, 2007, and 2006 totaled $46.7 million, $36.8 million, and $28.9 million, respectively.

Deferred Compensation Plans

Our Executive Security Plan (ESP) and Executive Deferral Plans (EDP) are nonqualified deferred compensation programs that provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. Benefit payments under both plans are funded by a combination of contributions from participants and the Company, and most of the participants are covered by life insurance policies with the Company designated as the beneficiary. Amounts charged to expense relating to these programs for each of the three fiscal years ended September 30, 2008, 2007, and 2006 totaled $1.7 million, $2.4 million, and $4.2 million, respectively.

9.	Income Taxes

The following table presents the components of our consolidated income tax expense for each fiscal year ended September 30 (in thousands):

	2008	2007	2006
Current income tax expense:
Federal	$145,483	$137,136	$66,332
State	17,255	17,563	11,555
Foreign	71,625	54,822	36,311

Total current tax expense	234,363	209,521	114,198

Deferred income tax expense (benefit):
Federal	(8,005)	(44,021)	(4,707)
State	1,695	(6,184)	(2,408)
Foreign	8,616	2,196	1,321

Total deferred tax expense (benefit)	2,306	(48,009)	(5,794)

Consolidated income tax expense	$236,669	$161,512	$108,404

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at September 30, 2008 and 2007 (in thousands):

	2008	2007
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$63,496	$33,156
Other employee benefit plans	123,586	105,209
Self-insurance programs	24,566	20,378
Incremental U.S. tax on unremitted foreign earnings	—	2,040
Contract revenues and costs	29,789	21,115
Office closings / consolidations	4,079	—
Other	7,634	3,243

Gross deferred tax assets	253,150	185,141

Deferred tax liabilities:
Depreciation and amortization	(68,536)	(26,923)
Residual U.S. tax on unremitted, non-U.S. earnings	(167)	—
Translation adjustments	(8,850)	—
State income and franchise taxes	(3,000)	(2,090)
Other, net	(1,025)	(2,269)

Gross deferred tax liabilities	(81,578)	(31,282)

Net deferred tax assets	$171,572	$153,859

During fiscal 2008, 2007, and 2006, we realized income tax benefits of $51.1 million, $29.7 million, and $15.9 million, respectively, relating to exercises of nonqualified stock options, and disqualifying dispositions of stock sold under our employee stock purchase plans.

The reconciliation of total income tax expense using the statutory U.S. federal income tax rate to the consolidated income tax expense shown in the accompanying Consolidated Statements of Earnings for each fiscal year ended September 30 follows (dollars in thousands):

	2008	2007	2006
Statutory amount (computed using 35%)	$230,094	$157,025	$106,850
State taxes, net of the federal benefit	12,317	7,397	5,965
Other, net	(5,742)	(2,910)	(4,411)

Consolidated income tax expense	$236,669	$161,512	$108,404

Consolidated effective income tax rate	36.0%	36.0%	35.5%

During fiscal 2008, 2007, and 2006, we paid approximately $177.7 million, $171.6 million, and $86.6 million, respectively, in income taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of our consolidated earnings before taxes for each fiscal year ended September 30 (in thousands):

	2008	2007	2006
United States earnings	$394,191	$248,699	$189,545
Foreign earnings	263,220	199,943	115,742

	$657,411	$448,642	$305,287

United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings are expected to be permanently reinvested. At September 30, 2008, approximately $50.0 million of such undistributed earnings of certain foreign subsidiaries was expected to be permanently reinvested. Should these earnings be repatriated, approximately $7.3 million of income taxes would be payable.

In June 2006, FIN 48 was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on an entity’s tax return. FIN 48 also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted this interpretation effective October 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

10.	Commitments and Contingencies, and Derivative Financial Instruments

Commitments Under Operating Leases

We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $733.3 million at September 30, 2008 payable as follows (in thousands):

Year ending September 30,
2009	$153,816
2010	131,606
2011	135,898
2012	73,226
2013	51,629
Thereafter	211,596

757,771
Amounts representing sublease income	(24,495)

$733,276

Rent expense for fiscal years 2008, 2007, and 2006 totaled $148.6 million, $105.8 million, and $82.6 million, respectively, and was offset by sublease income of approximately $10.6 million, $13.2 million, and $8.3 million, respectively. Operating leases relating to many of our major offices generally contain renewal options, and provide for additional rental based on escalation in operating expenses and real estate taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Both lease agreements give us the right to request an extension of the lease term. We may also assist the owner in selling the properties at the end of their respective terms, the proceeds from which would be used to reduce our residual value guarantees. In connection with Lease 2, we entered into a floating-to-fixed interest rate swap agreement with a U.S. bank which fixes the amount of the Company’s lease payments. At September 30, 2008 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We’ve determined this interest rate swap to be highly effective according to the definitions of SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities. The minimum lease payments required by both lease agreements are included in the above lease pay-out schedule. We have determined that the aggregate fair value of the aforementioned financial guarantees was not significant at September 30, 2008.

Derivative Financial Instruments

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

At September 30, 2008, we had a Euro put option outstanding with a notional amount of €7.5 million with an average exchange rate of 1.4461 EUR-to-GBP. This derivative contract expires in October of 2009. We’ve determined this contract to be highly effective according to the provisions of SFAS 133. The contract is recognized in our consolidated balance sheet at fair value with changes in fair value recorded in other comprehensive income.

At September 30, 2008, we had a Euro forward contract outstanding with a notional amount of €6.2 million with an average exchange rate of 1.2599 EUR-to-GBP. This derivative contract expires in April of 2009. We’ve determined this contract to be highly effective according to the provisions of SFAS 133. The contract is recognized in our consolidated balance sheet at fair value with changes in fair value recorded in other comprehensive income.

Concurrent with the fiscal 2004 acquisition of the Babtie Group Limited, we entered into a forward contract with a large U.S. bank. The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Based on the terms of the contract, we believe the effect of the loan on future earnings at September 30, 2008 should be limited to $2.0 million of expense, of which $0.7 million will be recognized in the next 12 months. We recorded $0.7 million of expense during fiscal 2008 relating to this forward contract. At September 30, 2008, the notional amount of the contract was £39.9 million. It provides for an average exchange rate of 0.5828 GBP-to-USD, and expires in June of 2011. We have determined that this derivative qualifies as a cash flow hedge under the provisions of SFAS 133.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of derivative contracts included in other deferred liabilities in the accompanying consolidated balance sheets totaled $3.0 million and $8.6 million at September 30, 2008 and September 30, 2007, respectively.

Letters of Credit

Letters of credit outstanding at September 30, 2008 totaled $150.5 million.

11.	Contractual Guarantees, Litigation, Investigations, and Insurance

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

Additionally, as a contractor providing services to agencies of the United States federal government, we are subject to many levels of audits, investigations and claims by, or on behalf of, the U.S. federal government with respect to our contract performance, pricing, costs, cost allocations, and procurement practices. Furthermore, our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the United States as well as by various government agencies representing jurisdictions outside the United States.

In accordance with SFAS No. 5—Accounting for Contingencies, we record in our Consolidated Balance Sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We rely on qualified actuaries and other professionals to assist us in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against us, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

Management believes, after consultation with counsel, that such guarantees, litigation, United States Government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years ago prior to our acquisition of that subsidiary. The dispute involves proper waste feed; content of residues; final acceptance of the plant; and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $58.6 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

On August 1, 2007 the I-35W bridge in Minneapolis, Minnesota suffered a tragic collapse. The bridge was designed and built in the early 1960’s. Sverdrup & Parcel and Associates, Inc. (Sverdrup & Parcel) provided design services to the Minnesota Department of Transportation (MnDOT) on the bridge. Sverdrup & Parcel was

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a predecessor company to Sverdrup Corporation, a company acquired by Jacobs in 1999. The National Transportation Safety Board (NTSB) has been investigating the collapse with the close cooperation of the Company. In November 2008 the NTSB issued a report with its findings, conclusions and safety recommendations. Our understanding of the report is that it implicated with varying degrees of emphasis the following causes of the collapse: a design flaw in the original plans; the failure by MnDOT and its consultants to identify and correct pre-existing defects in the bridge superstructure; and the placement by MnDOT and its contractors of excessive loads on the bridge in the years prior to the collapse, as well as excessive concentrated construction loads placed on the bridge on the day it collapsed. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

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

The Series A Preferred Stock confers to its holders, rights as to dividends, voting and liquidation which are in preference to common stockholders. The Rights are nonvoting, are not presently exercisable, and currently trade in tandem with the common shares. In accordance with the Rights Plan, we may redeem the Rights at $0.0025 per Right. The Rights will expire on December 20, 2010, unless earlier exchanged or redeemed.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Other Financial Information

Supplemental Balance Sheet Information

The following table presents the components of “Miscellaneous noncurrent assets” as shown in the accompanying Consolidated Balance Sheets at September 30, 2008 and 2007 (in thousands):

	2008	2007
Deferred income taxes	$107,597	$81,843
Cash surrender value of life insurance policies	66,325	69,841
Intangible assets (a)	59,903	24,742
Prepaid pension costs	—	11,382
Project related long-term receivables	38,127	36,888
Investments	47,521	43,400
Notes receivable	1,969	3,115
Other	26,362	20,957

Total	$347,804	$292,168

(a)	Consists primarily of intangible assets acquired in connection with various business combinations and recorded in accordance with the provisions of SFAS No. 141—Business Combinations.

The following table presents the components of “Accrued liabilities” as shown in the accompanying Consolidated Balance Sheets at September 30, 2008 and 2007 (in thousands):

	2008	2007
Accrued payroll and related liabilities	$493,249	$371,289
Project-related accruals	112,421	81,417
Insurance liabilities	79,017	62,363
Sales and other similar taxes	48,715	41,508
Other	92,185	69,514

Total	$825,587	$626,091

The following table presents the components of “Other deferred liabilities” as shown in the accompanying Consolidated Balance Sheets at September 30, 2008 and 2007 (in thousands):

	2008	2007
Liabilities relating to defined benefit pension and early retirement plans	$214,813	$107,852
Liabilities relating to nonqualified deferred compensation arrangements	73,221	71,448
Deferred income taxes	78,578	20,976
Miscellaneous	27,629	28,548

Total	$394,241	$228,824

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of “Total accumulated other comprehensive income (loss)” as shown in the accompanying Consolidated Balance Sheets at September 30, 2008 and 2007 (in thousands):

	2008	2007
Foreign currency translation adjustments	$(8,819)	$9,837
Adjustments relating to defined benefit pension plans	(120,301)	(19,726)
Other (a)	(150)	509

Total	$(129,270)	$(9,380)

(a)	Consists of unrealized gains (losses) on available-for-sale marketable securities, and gains (losses) associated with cash flow hedges.

Supplemental Cash Flow Information

During fiscal 2008 and fiscal 2007, the Company acquired businesses for cash and stock of $305.2 million and $100.4 million, respectively. The following table presents the non-cash adjustments relating to these acquisitions made in preparing the Company’s Consolidated Statements of Cash Flows.

	2008	2007
Working capital	$(38,525)	$18,523
Property and equipment	18,878	3,414
Noncurrent assets	38,386	13,447
Deferred liabilities	(5,046)	(13,791)
Minority interest	(5,823)	7,104
Goodwill	297,374	71,700

14.	Segment Information

As previously discussed, we provide a broad range of technical, professional, and construction services. We provide our services through offices and subsidiaries located primarily throughout North America and Europe. We also have offices located in selected areas of Asia and Australia.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain financial information by geographic area for fiscal 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Revenues (for the fiscal years ended September 30):
United States	$6,998,195	$5,020,417	$4,827,262
Europe	2,323,271	2,050,867	1,694,723
Canada	1,593,009	1,117,879	745,061
Asia	290,042	242,868	117,814
Other	47,642	41,939	36,410

Total	$11,252,159	$8,473,970	$7,421,270

Long-Lived Assets (at September 30):
United States	$163,875	$118,675	$114,801
Europe	52,490	44,102	34,788
Canada	20,304	11,594	8,554
Asia	17,828	16,575	13,133
Other	1,643	1,543	—

Total	$256,140	$192,489	$171,276

Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.

For each of the three fiscal years ended September 30, 2008, 2007, and 2006, revenues earned directly or indirectly from agencies of the U.S. federal government accounted for 16.8%, 16.6%, and 16.4%, respectively, of total revenues. For the fiscal year ended September 30, 2006, revenues earned from Valero Energy Corporation accounted for 10.2% of total revenues.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Selected Quarterly Information—Unaudited

The following table presents selected quarterly financial information for each of the last three fiscal years. Amounts are presented in thousands, except for per share amounts:

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2008
Revenues	$2,471,817		$2,664,794	$2,918,927	$3,196,621	$11,252,159
Operating profit (a)	141,256		154,152	168,871	178,780	643,059
Earnings before taxes	153,705		155,174	169,807	178,725	657,411
Net earnings	98,370	(b)	99,312	108,677	114,383	420,742	(b)
Earnings per share:
Basic	0.82	(b)	0.82	0.89	0.94	3.47	(b)
Diluted	0.79	(b)	0.80	0.87	0.92	3.38	(b)
2007
Revenues	$2,018,508		$2,091,704	$2,083,689	$2,280,069	$8,473,970
Operating profit (a)	94,374		102,489	115,704	129,389	441,956
Earnings before taxes	95,723		105,041	116,863	131,015	448,642
Net earnings	61,262		67,226	74,750	83,892	287,130
Earnings per share:
Basic	0.52		0.57	0.63	0.70	2.42
Diluted	0.51		0.55	0.61	0.68	2.35
2006
Revenues	$1,683,458		$1,832,450	$1,926,071	$1,979,291	$7,421,270
Operating profit (a)	67,413		69,440	79,571	85,132	301,556
Earnings before taxes	67,227		69,550	79,094	89,416	305,287
Net earnings	43,025		44,500	50,632	58,726	196,883
Earnings per share:
Basic	0.37		0.38	0.43	0.50	1.69
Diluted	0.36		0.37	0.42	0.49	1.64

(a)	Operating profit represents revenues, less direct costs of contracts, and selling, general and administrative expenses.
(b)	Includes a one-time net gain of $5.4 million relating to the sale, in the first quarter of fiscal 2008, of the Company’s interest in a company that provides specialized operations and maintenance services. The effects of this gain on basic and diluted earnings per share for both the first quarter of fiscal 2008 and fiscal year 2008 was $0.04.

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, in 2007 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jacobs Engineering Group Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2008 expressed an unqualified opinion thereon.

Los Angeles, California

November 20, 2008

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited Jacobs Engineering Group Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jacobs Engineering Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jacobs Engineering Group Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated November 20, 2008 expressed an unqualified opinion thereon.

Los Angeles, California

November 20, 2008