Form 10-Q
period 2008-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2009-01-28
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

—☐ Smaller reporting company

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes - ☒ No

Number of shares of common stock outstanding at January 27, 2009: 123,082,275

JACOBS ENGINEERING GROUP INC.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2008 (Unaudited)	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$787,866	$604,420
Receivables	1,832,911	1,957,773
Deferred income taxes	140,731	142,553
Prepaid expenses and other	41,940	45,488

Total current assets	2,803,448	2,750,234

Property, Equipment and Improvements, Net	247,751	256,140

Other Noncurrent Assets:
Goodwill	921,678	924,060
Miscellaneous	327,455	347,804

Total other non-current assets	1,249,133	1,271,864

	$4,300,332	$4,278,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$2,337	$966
Accounts payable	412,463	467,888
Accrued liabilities	760,025	825,587
Billings in excess of costs	300,135	234,203
Income taxes payable	79,963	48,353

Total current liabilities	1,554,923	1,576,997

Long-term Debt	40,026	55,675

Other Deferred Liabilities	345,207	394,241

Noncontrolling Interest	5,942	6,178

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—123,046,651 shares and 122,701,049 shares, respectively	123,047	122,701
Additional paid-in capital	648,801	631,043
Retained earnings	1,736,085	1,620,673
Accumulated other comprehensive loss	(153,699)	(129,270)

Total stockholders’ equity	2,354,234	2,245,147

	$4,300,332	$4,278,238

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended December 31, 2008 and 2007

(In thousands, except per share information)

(Unaudited)

	2008	2007
Revenues	$3,232,653	$2,471,817
Costs and Expenses:
Direct cost of contracts	(2,795,234)	(2,083,847)
Selling, general and administrative expenses	(256,351)	(246,714)

Operating Profit	181,068	141,256
Other Income (Expense):
Interest income	4,602	4,580
Interest expense	(1,229)	(1,301)
Miscellaneous income (expense), net	(2,626)	9,170

Total other income, net	747	12,449

Earnings Before Taxes	181,815	153,705
Income Tax Expense	(65,465)	(55,335)

Net Earnings	$116,350	$98,370

Net Earnings Per Share:
Basic	$0.95	$0.82
Diluted	$0.94	$0.79

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended December 31, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
Net Earnings	$116,350	$98,370

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(41,942)	4,888
Loss on cash flow hedges	(13,981)	(463)
Change in pension liability	24,535	287

Other comprehensive income (loss) before taxes	(31,388)	4,712
Income tax benefit	6,959	16

Net other comprehensive income (loss)	(24,429)	4,728

Net Comprehensive Income	$91,921	$103,098

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net earnings	$116,350	$98,370
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	16,562	14,350
Intangible assets	2,237	2,315
Gain from investments	(1,249)	(10,609)
Stock based compensation	6,059	4,734
Excess tax benefits from stock based compensation	(1,249)	(15,527)
(Gains)/losses of sales of assets, net	(35)	22
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	24,493	(89,580)
Prepaid expenses and other current assets	1,063	(748)
Accounts payable	(36,391)	(33,423)
Accrued liabilities	(36,884)	(48,913)
Billings in excess of costs	70,853	24,266
Income taxes payable	36,444	30,880
Deferred income taxes	4,838	1,112
Other, net	(58)	184

Net cash provided by operating activities	203,033	(22,567)

Cash Flows from Investing Activities:
Additions to property and equipment	(19,998)	(18,346)
Disposals of property and equipment	1,468	65
Changes in investments, net	(2,968)	15,230
Acquisitions of businesses, net of cash acquired	(1,033)	(199,850)
Changes in other non-current assets, net	7,216	437

Net cash used for investing activities	(15,315)	(202,464)

Cash Flows from Financing Activities:
Repayments of long-term borrowings	(4,555)	(3,994)
Net change in short-term borrowings	1,434	(6,457)
Proceeds from issuances of common stock	10,289	9,528
Excess tax benefits from stock based compensation	1,249	15,527
Changes in other deferred liabilities, net	(1,267)	(4,611)

Net cash provided by (used for) financing activities	7,150	9,993

Effect of Exchange Rate Changes	(11,422)	466

Net (Decrease) Increase in Cash and Cash Equivalents	183,446	(214,572)
Cash and Cash Equivalents at the Beginning of the Period	604,420	613,352

Cash and Cash Equivalents at the End of the Period	$787,866	$398,780

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2008

Basis of Presentation

Unless the context otherwise requires, references herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors, and references herein to the “Company,” “we,” “us” or “our” are to Jacobs Engineering Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“2008 Form 10-K”) as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2008 Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 31, 2008 and for the three month periods ended December 31, 2008 and 2007.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards 109—Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on an entity’s tax return. FIN 48 also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure; and transition. We adopted FIN 48 effective October 1, 2007, and the effect on our consolidated financial statements was not material.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2008

(continued)

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at December 31, 2008 and September 30, 2008 were $839.9 million and $964.8 million, respectively, of unbilled receivables. Unbilled receivables represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at December 31, 2008 and September 30, 2008 were contract retentions totaling $23.4 million and $35.0 million, respectively. Also included in receivables at December 31, 2008 and September 30, 2008 were allowances for doubtful accounts of $9.7 million and $10.1 million, respectively.

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Such amounts totaled $46.1 million and $56.6 million at December 31, 2008 and September 30, 2008, respectively, of which $37.7 million and $38.1 million, respectively, relate to one claim on a waste incineration project performed in Europe. This matter is more fully described in Note 11—Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements on page F-24 of our 2008 Form 10-K. Due to the timing of when the claim may be settled, the receivable is included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets. The dispute involves proper waste feed, content of residues, final acceptance of the plant, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $55.4 million at December 31, 2008), there can be no certainty as to the ultimate outcome of our claim. The client has filed a counterclaim against us, which we believe is without merit.

Amounts due from the United States federal government, net of advanced billings, totaled $266.9 million and $274.1 million at December 31, 2008 and September 30, 2008, respectively.

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, Net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2008	September 30, 2008
Land	$11,447	$11,103
Buildings	80,562	79,497
Equipment	392,312	406,424
Leasehold improvements	108,586	112,244
Construction in progress	23,052	21,772

	615,959	631,040
Accumulated depreciation and amortization	(368,208)	(374,900)

	$247,751	$256,140

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2008

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

December 31, 2008

(continued)

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

At December 31, 2008, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $70.1 million and $56.4 million, respectively. At December 31, 2008, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $503.1 million and $442.5 million, respectively.

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. The amount of such “pass-through” costs included in revenues for the quarters ended December 31, 2008 and 2007 totaled $1.2 billion and $683.8 million, respectively. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2008

(continued)

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended December 31
	2008	2007
Service cost	$4,680	$6,131
Interest cost	12,232	12,740
Expected return on plan assets	(11,023)	(13,480)
Amortization of unrecognized items	1,337	437

Net periodic benefit cost	$7,226	$5,828

During the three months ended December 31, 2008, we made cash contributions of approximately $8.2 million to our plans, and we expect to make cash contributions of an additional $24.7 million during the remainder of fiscal 2009.

The change in pension liability included in the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2008 and 2007 relates primarily to the effects of exchange rate changes.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS (in thousands):

	Three Months Ended December 31
	2008	2007
Weighted average shares outstanding (denominator used to compute basic EPS)	122,217	120,118
Effect of employee and outside director stock options	1,760	3,960

Denominator used to compute diluted EPS	123,977	124,078

For the three months ended December 31, 2008 and December 31, 2007 we issued 390,471 and 689,470 shares of common stock, respectively, from the exercise of stock options and the release of restricted stock.

Accounting for and Disclosure of Guarantees, and Contingencies

Please refer to Note 11—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-22 of our 2008 Form 10-K for a discussion of our various commitments and contingencies.

Please refer to Note 12—Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-24 of our 2008 Form 10-K for a discussion of the Company’s contractual guarantees and a description of the various types of litigation in which we’re involved.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2008

(continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•

The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 34 through 36 of our 2008 Annual Report on Form 10-K (the “2008 Form 10-K”), and the most current discussion of our significant accounting policies appears on pages F-7 through F-13 of our 2008 Form 10-K);

•	The Company’s fiscal 2008 audited consolidated financial statements and notes thereto included in its 2008 Form 10-K (beginning on page F-1 thereto); and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Form 10-K (beginning on page 33 thereto).

In addition to historical information, this MD&A may contain forward-looking statements that are not based on historical fact. When used herein, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, included in our 2008 Form 10-K (beginning on page 18 thereto). Other matters that may affect our future performance relative to management’s current expectations are discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Form 10-K (beginning on page 33 thereto). The risk factors and other matters described therein and herein are not all-inclusive, and we undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2008

(continued)

Results of Operations

Net earnings for the first quarter of fiscal 2009 ended December 31, 2008 totaled $116.4 million; this is $18.0 million, or 18.3%, higher than the amount for the first quarter of fiscal 2008 ended December 31, 2007. Diluted earnings per share for the first quarter of fiscal 2009 totaled $0.94; this is 19.0% higher than the amount for the corresponding period last year. Included in net earnings for the quarter ended December 31, 2007 was a one time-gain of $5.4 million, or $0.04 per diluted share, from the sale of the Company’s interest in a company that provides specialized operations and maintenance services.

Total revenues for the quarter ended December 31, 2008 increased by $760.8 million, or 30.8%, to $3.2 billion compared to $2.5 billion for the first quarter of fiscal 2008.

The following table sets forth our revenues by the various types of services we provide for the three months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31
	2008	2007
Project Services	$1,306,025	$1,168,573
Construction	1,357,889	857,016
Operations and Maintenance (“O&M”)	346,522	288,772
Process, Scientific and Systems Consulting	222,217	157,456

	$3,232,653	$2,471,817

Project services revenues for the three months ended December 31, 2008 increased $137.5 million, or 11.8%, as compared to the corresponding period last year. Project services revenues include revenues from design, preliminary and detailed engineering, and architectural services. These services are more prominent in the earlier phases of projects – before the projects enter their construction phase.

For the three months ended December 31, 2008, construction services revenues increased $500.9 million, or 58.4%, as compared to the corresponding period last year. This increase occurred primarily on projects for clients operating in the energy & refining-downstream, oil & gas-upstream, and chemicals and polymers industries.

For the three months ended December 31, 2008, O&M services revenues increased $57.8 million, or 20.0%, as compared to the corresponding period last year. This increase relates primarily to higher O&M activities on projects for the United States federal government (particularly as it relates to government test facilities), and for our clients operating in the energy & refining and oil & gas industries.

Contributing to the increase in revenues recognized from construction services and O&M services were higher levels of pass-through costs. When we are responsible for subcontract labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. The level of pass-through costs included in revenues and costs will vary between reporting periods depending principally on the amount of procurement that clients choose to do themselves, as opposed to using our services, as well as on the normal ramping-up (and winding-down) of field services activities on construction and O&M projects. For the three months ended December 31, 2008 pass though costs totaled $1.2 billion. This is $514.5 million, or 75.2%, more than the amount of pass-through costs included in revenues during the corresponding period last year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2008

(continued)

For the three months ended December 31, 2008, Process, Scientific and Systems Consulting services revenues increased $64.8 million, or 41.1%, as compared to the corresponding period last year.

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31
	2008	2007
Energy & Refining—Downstream	$1,172,885	$734,844
National Government Programs	588,531	417,419
Chemicals and Polymers	337,448	343,104
Oil & Gas—Upstream	315,288	268,077
Pharmaceuticals and Biotechnology	250,991	221,145
Infrastructure	251,718	219,094
Buildings	145,848	162,211
Industrial and Other	169,944	105,923

	$3,232,653	$2,471,817

For the three months ended December 31, 2008, we experienced an increase in revenues from clients operating in many of the industry groups and markets we serve, with energy & refining-downstream and national governments posting the highest percentage increases.

For the three months ended December 31, 2008, revenues from clients operating in the energy & refining—downstream industries increased $438.0 million, or 59.6%, as compared to the corresponding period last year. Most of this growth related to refinery expansion projects.

For the three months ended December 31, 2008, revenues from national government programs increased $171.1 million, or 41.0%, as compared to the corresponding period last year. Most of the increase was attributable to higher revenues from the U.S. federal government on projects for research and development and operations and maintenance in support of test engineering, scientific, and other technical services, combined with increased spending on national government building programs.

For the three months ended December 31, 2008, revenues from clients operating in the industrial and other industry group increased $64.0 million, or 60.4%, as compared to the corresponding period last year. Most of the increase was attributable to higher revenues from clients operating in the mining and minerals industry.

As a percentage of revenues, direct costs of contracts for the three months ended December 31, 2008 was 86.5% as compared to 84.3% for the three months ended December 31, 2007 (for the remainder of this MD&A, we refer to this percentage relationship as the “DC%”).

The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the DC% will be. Because pass-through costs typically generate lower margins, it is not unusual for us to experience an increase or decrease in revenues relating to pass-through costs without experiencing a corresponding increase or decrease in our gross margins and operating profit. The increase in the DC% in the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2008

(continued)

first quarter of fiscal 2009 as compared to the corresponding period last year was due primarily to higher construction and maintenance services revenue, relative to project services, combined with the higher levels of pass-through costs discussed above. The increase in the DC% was offset in part by improved margins on our field services projects.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2008 increased $9.6 million, or 3.9%, to $256.4 million compared to the corresponding period last year. Contributing to the low growth in SG&A expenses in the first quarter of fiscal 2009 as compared to last year was tight control over SG&A expenditures, combined with the benefit of slightly weaker foreign currencies (as compared to their value against the U.S. dollar) during the recent fiscal quarter.

Miscellaneous expense, net for the three months ended December 31, 2008 totaled $2.6 million, as compared to miscellaneous income, net of $9.2 million for the three months ended December 2007. Included in the December 31, 2007 amount was a $10.6 million gain from the sale of the Company’s interest in a company that provides specialized operations and maintenance services.

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

Because certain contracts (for example, contracts relating to large engineering, procurement, and construction projects as well as national government programs) can cause large increases to backlog in the fiscal period in which we recognize the award, and because many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis.

The following table summarizes our backlog at December 31, 2008 and 2007 (in millions):

	2008	2007
Technical professional services	$7,884.2	$7,110.8
Field services	8,093.2	7,850.5

Total	$15,977.4	$14,961.3

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2008

(continued)

Our backlog increased $1.0 billion, or 6.8%, to $16.0 billion at December 31, 2008 from $15.0 billion at December 31, 2007. Backlog at December 31, 2008 includes major new awards from clients operating in many of the industry groups and markets we serve, and in particular the energy & refining – downstream, national government programs, and infrastructure markets.

During the first quarter of fiscal 2009, we were notified that certain clients were cancelling projects that had been included in backlog. In general, we attribute this situation not so much to the inability of our clients to access capital, but to perceived weakness in our clients’ end markets. Accordingly, we removed approximately $840 million of revenues from backlog during the recent quarter. The reductions occurred primarily on projects for clients operating in the various hydrocarbon markets we serve, and civil and infrastructure projects.

Liquidity and Capital Resources

At December 31, 2008, our principal source of liquidity consisted of $787.9 million of cash and cash equivalents, and $250.0 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

During the first three months of fiscal 2009, our cash and cash equivalents increased by $183.4 million to $787.9 million at December 31, 2008. This compares to a net decrease in cash and cash equivalents of $214.6 million, to $398.8 million, during the corresponding period last year. During the three months ended December 31, 2008, we experienced net cash inflows of $203.0 million from operating activities and $7.2 million from financing activities. These inflows were offset in part by net cash outflows from investing activities of $15.3 million and from the effect of exchange rate changes of $11.4 million.

Our operations provided $203.0 million of cash and cash equivalents during the three months ended December 31, 2008 compared to cash outflows of $22.6 million during the corresponding period last year. The $225.6 million increase in cash provided by operations during the three months ended December 31, 2008 as compared to the corresponding period last year was due primarily to a $177.1 million increase relating to the timing of cash receipts and payments within our working capital accounts; an $18.0 million increase in net earnings; a $15.6 million increase relating to stock based compensation (including the related excess tax benefits); $10.6 million relating to sales of investments and other assets (the cash flows from which are reclassified to the investing section within the consolidated statements of cash flows) during the first quarter of last year; a $3.7 million change relating to deferred income taxes; and a $2.2 million increase in depreciation and amortization of property, equipment and improvements.

We used $15.3 million of cash and cash equivalents for investing activities during the three months ended December 31, 2008 compared to $202.5 million during the corresponding period last year. The $187.1 million decrease in cash used for investing activities for the three months ended December 31, 2008 as compared to the corresponding period last year was due primarily to a $198.8 million decrease in cash used for acquisitions of businesses (net of cash acquired), and a $6.8 million change in miscellaneous noncurrent assets. These activities were offset in part by an $18.2 million change in investments, net (included in this change is $14.1 million of cash received in connection with the sale of our interest in a company that provides specialized operations and maintenance services) during the first quarter of the previous fiscal year.

Our financing activities provided net cash inflows of $7.2 million during the three months ended December 31, 2008. This compares to net cash inflows of $10.0 million during the corresponding period last year. The $2.8 million net decrease in cash relating to our financing activities during the first quarter of fiscal 2009 as compared to the corresponding period last year was due

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2008

(continued)

primarily to a $13.5 million decrease in cash flows attributable to issuances of common stock (including the related excess tax benefits). This decrease in cash flows was offset in part by a $7.3 million net increase in cash flows relating to our borrowing activities and a $3.3 million change relating to our other, long-term liabilities.

We acquired three businesses during fiscal 2008, and we continue to look for acquisition candidates that will help us grow the business. While our access to capital has not been severely affected by the credit crisis currently affecting global markets, we believe its full impact may adversely affect our cost of borrowing in the future. We continue to believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $787.9 million in cash and cash equivalents at December 31, 2008, compared to $604.4 million at September 30, 2008. Our consolidated working capital position at December 31, 2008 was $1.2 billion — unchanged from the September 30, 2008 amount. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which $40.0 million was utilized at December 31, 2008 in the form of direct borrowings. We believe that the capacity, terms and conditions of our long-term revolving credit facility are adequate for our working capital and general business requirements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2008

(continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. As more fully discussed below and in Item 1A—Risk Factors of our 2008 Form 10-K (beginning on page 18 thereto), our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only committed source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility at December 31, 2008 was $40.0 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

In connection with the lease of one of our offices in Houston, Texas, we entered into a floating-to-fixed interest rate swap agreement with a large U.S. bank which fixes the amount of our lease payments. At December 31, 2008 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We have determined that this contract qualifies as an effective hedge under the provisions of Statement of Financial Accounting Standards No. 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

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

At December 31, 2008, we had a Euro put option outstanding with a notional amount of €5.3 million with an average exchange rate of 1.4438 EUR-to-GBP. This derivative contract expires in October of 2009. We’ve determined this contract to be highly effective according to the provisions of SFAS 133. The contract is recognized in our consolidated balance sheet at fair value with changes in fair value recorded in other comprehensive income.

At December 31, 2008, we had a Euro forward contract outstanding with a notional amount of €3.9 million with an average exchange rate of 1.2592 EUR-to-GBP. This derivative contract expires in April of 2009. We’ve determined this contract to be highly effective according to the provisions of SFAS 133. The contract is recognized in our consolidated balance sheet at fair value with changes in fair value recorded in other comprehensive income.

Concurrent with the fiscal 2004 acquisition of the Babtie Group Limited, we entered into a forward contract with a large U.S. bank. The purpose of the contract is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on a £39.9 million intercompany loan between Jacobs and one of its subsidiaries. Based on the terms of the contract, we believe the effect of the loan on future earnings at December 31, 2008 should be limited to $1.8 million of expense, of which $0.7 million will be recognized in the next 12 months. We recorded $0.2 million of expense during the first quarter of fiscal 2009. At December 31, 2008, the notional amount of the contract was £39.9 million. It provides for an average exchange rate of 0.5828 GBP-to-USD, and expires in June of 2011.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2008

(continued)

We have determined that the derivative contracts discussed above qualify as cash flow hedges under the provisions of SFAS 133.

The fair value of derivative contracts, based on quoted prices in active markets, included in other deferred liabilities in the accompanying consolidated balance sheets totaled $2.2 million and $3.0 million at December 31, 2008 and September 30, 2008, respectively.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

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

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years ago prior to our acquisition of that subsidiary. The dispute involves proper waste feed; content of residues; final acceptance of the plant; and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $55.4 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

On August 1, 2007 the I-35W bridge in Minneapolis, Minnesota suffered a tragic collapse. The bridge was designed and built in the early 1960’s. Sverdrup & Parcel and Associates, Inc. (Sverdrup & Parcel) provided design services to the Minnesota Department of Transportation (MnDOT) on the bridge. Sverdrup & Parcel was a predecessor company to Sverdrup

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Corporation, a company acquired by Jacobs in 1999. The National Transportation Safety Board (NTSB) has been investigating the collapse with the close cooperation of the Company. In November 2008 the NTSB issued a report with its findings, conclusions and safety recommendations. Our understanding of the report is that it implicated with varying degrees of emphasis the following causes of the collapse: a design flaw in the original plans; the failure by MnDOT and its consultants to identify and correct pre-existing defects in the bridge superstructure; and the placement by MnDOT and its contractors of excessive loads on the bridge in the years prior to the collapse, as well as excessive concentrated construction loads placed on the bridge on the day it collapsed. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Item 1A.	Risk Factors.

Please refer to Item 1A—Risk Factors on pages 18 through 28 of our 2008 Form 10-K, which is incorporated herein by reference. There have been no material changes from those risk factors previously disclosed in our 2008 Form 10-K.

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

Date: January 28, 2009