Form 10-Q
period 2009-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2009-04-29
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒  Yes    ☐  No

Indicate by check-mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes    ☐  No

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒ No

Number of shares of common stock outstanding at April 27, 2009: 123,453,048

JACOBS ENGINEERING GROUP INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2009 (Unaudited)	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$772,652	$604,420
Receivables	1,737,294	1,957,773
Deferred income taxes	140,944	142,553
Prepaid expenses and other	40,118	45,488

Total current assets	2,691,008	2,750,234

Property, Equipment and Improvements, Net	244,209	256,140

Other Noncurrent Assets:
Goodwill	921,260	924,060
Miscellaneous	325,378	347,804

Total other non-current assets	1,246,638	1,271,864

	$4,181,855	$4,278,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,667	$966
Accounts payable	363,326	467,888
Accrued liabilities	708,662	825,587
Billings in excess of costs	238,942	234,203
Income taxes payable	21,399	48,353

Total current liabilities	1,333,996	1,576,997

Long-term Debt	24,975	55,675

Other Deferred Liabilities	339,864	394,241

Noncontrolling Interests	5,823	6,178

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—123,442,512 shares and 122,701,049 shares, respectively	123,443	122,701
Additional paid-in capital	667,211	631,043
Retained earnings	1,844,551	1,620,673
Accumulated other comprehensive loss	(158,008)	(129,270)

Total stockholders’ equity	2,477,197	2,245,147

	$4,181,855	$4,278,238

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Six Months Ended March 31, 2009 and 2008

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Revenues	$2,975,452	$2,664,794	$6,208,105	$5,136,611
Costs and Expenses:
Direct costs of contracts	(2,571,828)	(2,230,200)	(5,367,062)	(4,314,047)
Selling, general and administrative expenses	(232,936)	(280,442)	(489,287)	(527,156)

Operating Profit	170,688	154,152	351,756	295,408

Other Income (Expense):
Interest income	2,589	3,298	7,191	7,878
Interest expense	(797)	(569)	(2,026)	(1,870)
Miscellaneous income (expense), net	(1,736)	(1,707)	(4,362)	7,463
Total other income, net	56	1,022	803	13,471

Earnings Before Taxes	170,744	155,174	352,559	308,879

Income Tax Expense	(61,457)	(55,862)	(126,922)	(111,197)

Net Earnings	$109,287	$99,312	$225,637	$197,682

Net Earnings Per Share:
Basic	$0.89	$0.82	$1.84	$1.64
Diluted	$0.88	$0.80	$1.82	$1.59

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended March 31, 2009 and 2008

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Net Earnings	$109,287	$99,312	$225,637	$197,682

Other Comprehensive Income:
Foreign currency translation adjustments	(7,387)	8,041	(49,328)	12,929
Gain (loss) on cash flow hedge	4,878	(2,514)	(9,103)	(2,977)
Change in pension liability	(231)	(2,656)	24,304	(2,369)
Other Comprehensive Income
Before Taxes	(2,740)	2,871	(34,127)	7,583

Income Tax Benefit (Expense)	(1,569)	677	5,389	693

Other Comprehensive Income (Loss)	(4,309)	3,548	(28,738)	8,276

Total Comprehensive Income	$104,978	$102,860	$196,899	$205,958

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net earnings	$225,637	$197,682
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	33,170	29,337
Intangible assets	4,234	4,768
Gains from sales of investments	(1,249)	(10,609)
Stock based compensation	11,621	9,562
Excess tax benefits from stock based compensation	(2,048)	(29,810)
Losses on sales of assets, net	93	—
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	103,298	(198,410)
Prepaid expenses and other current assets	2,511	(13,722)
Accounts payable	(83,286)	(30,687)
Accrued liabilities	(84,331)	2,777
Billings in excess of costs	18,509	39,409
Income taxes payable	(23,082)	3,708
Deferred income taxes	(3,947)	2,143
Other, net	—	293

Net cash provided by operating activities	201,130	6,441

Cash Flows from Investing Activities:
Additions to property and equipment	(36,309)	(43,863)
Disposals of property and equipment	1,641	780
Changes in investments, net	(4,959)	14,411
Acquisitions of businesses, net of cash acquired	(1,033)	(230,861)
Changes in other non-current assets, net	23,514	(4,709)

Net cash used for investing activities	(17,146)	(264,242)

Cash Flows from Financing Activities:
Repayments of long-term borrowings	(18,985)	(7,959)
Net change in short-term borrowings	235	(6,458)
Proceeds from issuances of common stock	22,156	22,773
Excess tax benefits from stock based compensation	2,048	29,810
Changes in other deferred liabilities, net	(5,775)	(7,389)

Net cash provided by (used for) financing activities	(321)	30,777

Effect of Exchange Rate Changes	(15,431)	6,184
Net Increase (Decrease) in Cash and Cash Equivalents	168,232	(220,840)
Cash and Cash Equivalents at the Beginning of the Period	604,420	613,352

Cash and Cash Equivalents at the End of the Period	$772,652	$392,512

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2009

Basis of Presentation

Unless the context otherwise requires, references herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors, and references herein to the “Company,” “we,” “us” or “our” are to Jacobs Engineering Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“2008 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2008 Form 10-K. Readers should also read our report on Form 10-Q for the quarterly period ended December 31, 2008.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 31, 2009 and for the three and six month periods ended March 31, 2009 and 2008.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R – Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting and reporting for business combinations. Among other changes, SFAS 141R requires acquisition related costs to be recognized separately from the acquisition; in a business combination achieved in stages, an acquiree to recognize the identifiable assets, liabilities and noncontrolling interest in the acquiree at the full amounts of their fair values as of the acquisition date; an acquirer to recognize assets or liabilities from contingencies as of the acquisition date. The requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141R is effective for the Company October 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 significantly changes the accounting and reporting of noncontrolling (formerly known as minority) interests in consolidated financial statements. Among other changes, SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements; establishes that net income attributable to both the parent and the noncontrolling interest will be reported in the consolidated statement of earnings; and eliminates the requirement of purchase accounting for a parent’s acquisition of a noncontrolling ownership interest. SFAS 160 is effective for the Company October 1, 2009.

Depending on the size and nature of an acquisition, the adoption of SFAS 141R and SFAS 160 could have a material effect on the Company’s consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2009

(continued)

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at March 31, 2009 and September 30, 2008 were $801.8 million and $964.8 million, respectively, of unbilled receivables. Unbilled receivables represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at March 31, 2009 and September 30, 2008 were contract retentions totaling $22.8 million and $35.0 million, respectively. Also included in receivables at March 31, 2009 and September 30, 2008 were allowances for doubtful accounts of $9.6 million and $10.1 million, respectively.

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Such amounts totaled $51.6 million and $56.6 million at March 31, 2009 and September 30, 2008, respectively, of which $36.5 million and $38.1 million, respectively, relate to one claim on a waste incineration project performed in Europe. This matter is more fully described in Note 11 – Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements on page F-24 of our 2008 Form 10-K. Due to the timing of when the claim may be settled, the receivable is included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets. The dispute involves proper waste feed, content of residues, final acceptance of the plant, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $53.7 million at March 31, 2009), there can be no certainty as to the ultimate outcome of our claim. The client has filed a counterclaim against us, which we believe is without merit.

Amounts due from the United States federal government, net of advanced billings, totaled $249.5 million and $274.1 million at March 31, 2009 and September 30, 2008, respectively.

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, Net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	March 31, 2009	September 30, 2008
Land	$11,313	$11,103
Buildings	81,474	79,497
Equipment	393,625	406,424
Leasehold improvements	109,378	112,244
Construction in progress	25,109	21,772

	620,899	631,040
Accumulated depreciation and amortization	(376,690)	(374,900)

	$244,209	$256,140

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2009

(continued)

Revenue Accounting for Contracts / Accounting for Joint Ventures

In accounting for long-term engineering and construction-type contracts, we follow the provisions of the American Institute of Certified Public Accountants’ Statement of Position 81-1 — Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

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

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures and consortiums. In general, such contracts fall within the scope of SOP 81-1. We therefore account for these investments in accordance with SOP 81-1 and Emerging Issues Task Force Issue 00-01 — Investor Balance Sheet and Income Statement Display Under the Equity Method for Investments in Certain Partnerships and Other Ventures. Accordingly, for certain of these joint ventures (i.e., where we have an undivided

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2009

(continued)

interest in the assets and liabilities of the joint venture), we recognize our proportionate share of joint venture revenues, costs, and operating profit in our Consolidated Statements of Earnings. For other investments in engineering and construction joint ventures, we use the equity method of accounting.

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

In accordance with the provisions of FASB Interpretation No. 46R — Consolidation of Variable Interest Entities (“FIN 46R”), we have analyzed our joint ventures and have classified them into two groups: (i) those variable interest entities (“VIEs”) of which we are the primary beneficiary of the VIEs’ expected residual returns or losses; and (ii) those VIEs of which we are not the primary beneficiary of the VIEs’ expected residual returns or losses. In accordance with FIN 46R, we apply the consolidation method of accounting for our investment in material VIEs of which we are the primary beneficiary.

At March 31, 2009, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $66.8 million and $54.3 million, respectively. At March 31, 2009, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $412.7 million and $376.7 million, respectively.

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. The amount of such “pass-through” costs included in revenues during the three and six months ended March 31, 2009 totaled $1.2 billion and $2.4 billion, respectively. This compares to pass-through costs of $719.0 million and $1.4 billion for the three and six months ended March 31, 2008, respectively. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2009

(continued)

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service cost	$4,553	$9,510	$9,232	$15,642
Interest cost	11,843	12,585	24,075	25,325
Expected return on plan assets	(10,661)	(13,271)	(21,684)	(26,751)
Amortization of prior unrecognized items	1,286	428	2,623	865

Net periodic benefit cost	$7,021	$9,252	$14,246	$15,081

During the six months ended March 31, 2009, we made cash contributions of approximately $17.0 million to our plans, and we expect to make cash contributions of an additional $18.9 million during the remainder of fiscal 2009.

The change in pension liability included in the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2009 and 2008 relates primarily to the effects of exchange rate changes.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Weighted average shares outstanding (denominator used to compute basic EPS)	122,605	120,955	122,414	120,520
Effect of stock options and restricted stock	1,753	3,325	1,757	3,629

Denominator used to compute diluted EPS	124,358	124,280	124,171	124,149

For the three months ended March 31, 2009 and March 31, 2008 we issued 416,848 and 646,106 shares of common stock, respectively, from the exercise of stock options and the release of restricted stock. For the six months ended March 31, 2009 and March 31, 2008 we issued 807,319 and 1,335,576 shares of common stock, respectively, from the exercise of stock options and the release of restricted stock.

Accounting for and Disclosure of Guarantees and Contingencies

Please refer to Note 10 — Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-22 of our 2008 Form 10-K for a discussion of our various commitments and contingencies.

Please refer to Note 11 — Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-24 of our 2008 Form 10-K for a discussion of the Company’s contractual guarantees and a description of the various types of litigation in which we’re involved.

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

•	The Company’s fiscal 2008 audited consolidated financial statements and notes thereto included in its 2008 Form 10-K (beginning on page F-1 thereto); and

•	Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Form 10-K (beginning on page 33 thereto).

In addition to historical information, this MD&A may contain forward-looking statements that are not based on historical fact. When used herein, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A – Risk Factors, included in our 2008 Form 10-K (beginning on page 18 thereto). Other matters that may affect our future performance relative to management’s current expectations are discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Form 10-K (beginning on page 33 thereto). The risk factors and other matters described therein and herein are not all-inclusive, and we undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations

Net earnings for the second quarter of fiscal 2009 ended March 31, 2009 totaled $109.3 million; this is $10.0 million, or 10.0%, higher than the amount for the second quarter of fiscal 2008 ended March 31, 2008. Diluted earnings per share for the second quarter of fiscal 2009 totaled $0.88; this is 10.0% higher than the amount for the corresponding period last year.

For the six months ended March 31, 2009, we recorded net earnings of $225.6 million; this is $28.0 million, or 14.1%, higher than the amount for the first six months of fiscal 2008 ended March 31, 2008. Included in net earnings for the six months ended March 31, 2008 was a one time-gain of $5.4 million, or $0.04 per diluted share, from the sale of the Company’s interest in a company that provides specialized operations and maintenance services.

Total revenues for the quarter ended March 31, 2009 increased by $310.7 million, or 11.7%, to $3.0 billion compared to $2.7 billion for the second quarter of fiscal 2008. Total revenues for the six months ended March 31, 2009 increased by $1.1 billion, or 20.9%, to $6.2 billion compared to $5.1 billion for the corresponding period last year.

The following table sets forth our revenues by the various types of services we provide for the three and six months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Project Services	$1,171,635	$1,293,003	$2,477,660	$2,461,576
Construction	1,310,142	932,856	2,668,031	1,789,872
Operations and Maintenance (“O&M”)	273,215	253,613	619,737	542,385
Process, Scientific and Systems Consulting	220,460	185,322	442,677	342,778

	$2,975,452	$2,664,794	$6,208,105	$5,136,611

Project services revenues for the three months ended March 31, 2009 decreased $121.4 million, or 9.4%, to $1.2 billion compared to $1.3 billion for the corresponding period last year. This decrease in project services revenues is a result of a general slowing in our business and includes the effects of the project cancellations discussed in the Company’s December 31, 2008 Form 10-Q. The principal industries contributing to the slowdown are the energy & refining-downstream, oil & gas-upstream, and chemicals and polymers industries. Project services revenues of $2.5 billion for the six months ended March 31, 2009 are substantially unchanged from the corresponding period last year. Project services, which include design services, preliminary and detailed engineering services; and architectural services, are more prominent in the earlier phases of projects – before the projects enter any construction phase. In general, we believe that the level of project services we provide clients is a precursor to opportunities to provide construction and, ultimately, maintenance services.

For the three and six months ended March 31, 2009, construction services revenues increased by 40.4% and 49.1%, respectively, compared to the corresponding periods last year. Construction services are increasing as we transition from the design and engineering phases into the construction phases of projects. These increases occurred primarily on projects for clients operating in the energy & refining-downstream industry.

For the three and six months ended March 31, 2009, revenues from O&M services increased 7.7% and 14.3%, respectively, as compared to the corresponding periods last year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

These increases relate primarily to higher O&M activities on projects for the United States federal government (particularly as it relates to government test facilities), and for our clients operating in the oil & gas-upstream, and chemicals and polymers industries.

For the three and six months ended March 31, 2009, revenues from process, scientific and systems consulting services increased 19.0% and 29.1%, respectively, as compared to the corresponding periods last year.

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and six months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Energy & Refining - Downstream	$1,110,046	$685,382	$2,282,931	$1,420,226
National Government Programs	597,686	474,294	1,186,217	891,713
Chemicals and Polymers	291,886	370,710	629,334	713,814
Oil & Gas - Upstream	245,417	363,686	560,705	631,763
Infrastructure	239,095	260,383	490,813	479,477
Pharmaceuticals and Biotechnology	203,848	241,833	454,839	462,978
Buildings	134,070	178,905	279,918	341,116
Industrial and Other	153,404	89,601	323,348	195,524

	$2,975,452	$2,664,794	$6,208,105	$5,136,611

For the three and six months ended March 31, 2009, revenues from clients operating in the energy & refining—downstream industries increased $424.7 million (or 62.0%) and $862.7 million (or 60.7%), respectively, as compared to the corresponding periods last year. Most of this growth related to refinery expansion projects.

For the three and six months ended March 31, 2009, revenues from national government programs increased $123.4 million (or 26.0%) and $294.5 million (or 33.0%), respectively, as compared to the corresponding periods last year. Most of the increase was attributable to higher revenues from the U.S. federal government on projects for research and development, and operations and maintenance in support of test engineering, scientific, and other technical services, combined with increased spending on national government building programs.

For the three and six months ended March 31, 2009, revenues from clients operating in the industrial and other markets increased $63.8 million (or 71.2%) and $127.8 million (or 65.4%), respectively, as compared to the corresponding periods last year. Most of the increase was attributable to higher revenues from clients operating in the mining and minerals industry.

We have experienced decreases in the other industry groups and markets that we serve. These decreases are principally the result of the current economic slowdown.

Direct costs of contracts for the three and six months ended March 31, 2009 increased $341.6 million (or 15.3%) and $1.1 billion (or 24.4%), respectively, as compared to the corresponding periods last year. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the three and six months ended March 31, 2009 pass-through costs increased $441.8 million and $956.3 million, respectively, as compared to the corresponding periods last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Field services revenues for the three and six months ended March 31, 2009 increased $396.9 million, or 33.5%, and $955.5 million, or 41.0%, respectively, compared to the corresponding periods last year. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three and six months ended March 31, 2009 was 86.4% and 86.5%, respectively. This compares to 83.7% and 84.0%, respectively, for the three and six months ended March 31, 2008 (for the remainder of this MD&A, we refer to this percentage relationship as the “DC%”). The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the DC% will be. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The increase in the DC% for the three and six months ended March 31, 2009 as compared to the corresponding period last year was due primarily to higher construction services revenue, relative to project services, combined with the higher levels of pass-through costs discussed above.

Selling, general and administrative (“SG&A”) expenses for the three and six months ended March 31, 2009 decreased $47.5 million (or 16.9%) and $37.9 million (or 7.2%), respectively, as compared to the corresponding periods last year. Our SG&A expenses typically fluctuate as a result of changes in head count and the spending required to support our technical professional services revenues, which typically require additional overhead costs. Therefore, when our technical professional services revenues increase or decrease, we typically see a corresponding change in SG&A expenses. Contributing to the decrease in SG&A expenses for the six months ended March 31, 2009 was tight control over SG&A costs and the effects of a strengthening U.S. dollar against those foreign currencies in which the Company has operations.

Miscellaneous expense, net for the six months ended March 31, 2009 was $4.3 million compared to miscellaneous income, net of $7.5 million for the corresponding period last year. Included in miscellaneous income for the six months ended March 31, 2008 was a $10.6 million gain from the sale, in the first quarter of fiscal 2008, of the Company’s interest in a company that provides specialized operations and maintenance services.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the option of the client. In a situation where a client terminates a contract, we typically are entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs. While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein.

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

The following table summarizes our backlog at March 31, 2009 and 2008 (in millions):

	2009	2008
Technical professional services	$8,116.8	$7,562.0
Field services	8,515.1	8,668.5

Total	$16,631.9	$16,230.5

Our backlog increased $401.4 million, or 2.5%, to $16.6 billion at March 31, 2009 from $16.2 billion at March 31, 2008. Backlog at March 31, 2009 includes major new awards from clients operating in many of the industry groups and markets we serve, and in particular the energy & refining – downstream, national government programs, and buildings.

Liquidity and Capital Resources

At March 31, 2009, our principal source of liquidity consisted of $772.7 million of cash and cash equivalents, and $265.0 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

During the first half of fiscal 2009, our cash and cash equivalents increased by $168.2 million to $772.7 million at March 31, 2009. This compares to a net decrease in cash and cash equivalents of $220.8 million, to $392.5 million, during the corresponding period last year. During the six months ended March 31, 2009, we experienced net cash inflows of $201.1 million from operating activities. This inflow from operating activities was offset in part by net cash outflows of $17.1 million from investing activities, $15.4 million for the effects of exchange rate changes, and $0.3 million from financing activities.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our operations provided net cash of $201.1 million during the six months ended March 31, 2009. This compares to net cash inflows of $6.4 million for the corresponding period last year. The $194.7 million increase in cash provided by operations for the six months ended March 31, 2009 as compared to the corresponding period last year was due primarily to the following factors:

•	a $130.5 million increase relating to changes in our working capital accounts (discussed below);

•	a $29.8 million increase relating to higher stock based compensation (including the related excess tax benefits);

•	a $28.0 million increase in net earnings;

•	a $3.8 million increase in depreciation and amortization of property, equipment and improvements; and,

•	a $9.4 million change relating to sales of investments and other assets (the cash flows from which are reclassified to the investing section within our Consolidated Statements of Cash Flows).

These increases in cash flows from operations were offset in part by the following:

•	a $6.1 million change in deferred income taxes; and,

•	a $0.5 million decrease in the amortization of intangible assets.

With respect to the $130.5 million increase in cash flows relating to changes in our working capital accounts, there was no unusual activity occurring in these accounts during the six months ended March 31, 2009.

Because such a high percentage of our revenues are earned on cost-plus type contracts, and due to the significance of revenues relating to pass-through costs, most of the costs we incur are included in invoices we send to clients. Although we continually monitor our accounts receivable, we manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, accounts payable, and billings in excess of cost. Accounts payable consists of obligations to third parties relating primarily to costs incurred for projects which are generally billable to clients. Accounts receivable consist of billings to our clients — a substantial portion of which is for project-related costs. Billings in excess of cost consist of billings to and payments from our clients for costs yet to be incurred.

This relationship between revenues and costs, and between receivables and payables is unique for our industry, and facilitates review at the total working capital level. The $130.5 million increase in cash flows relating to changes in our working capital accounts was due simply to the timing of cash receipts and payments within our working capital accounts and is not indicative of any known trend or fundamental change to the underlying business.

We used $17.1 million of cash and cash equivalents for investing activities during the six months ended March 31, 2009 compared to $264.2 million during the corresponding period last year. The $247.1 million decrease in cash used for investing activities for the six months ended March 31, 2009 as compared to the corresponding period last year was due primarily to a $229.8 million decrease in cash used for acquisitions of businesses (net of cash acquired), a $28.2 million change in other noncurrent assets, and a $8.4 million decrease in cash used to purchase property and equipment (net of disposals). These activities were offset in part by a $19.4 million change in investments, net (included in this change is $14.1 million of cash

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

received in connection with the sale of our interest in a company that provides specialized operations and maintenance services) during the first quarter of the previous fiscal year.

Our financing activities resulted in net cash outflows of $0.3 million during the six months ended March 31, 2009. This compares to net cash inflows of $30.8 million during the corresponding period last year. The $31.1 million net decrease in cash flows from financing activities during the six months ended March 31, 2009 as compared to the corresponding period last year was due primarily to a $28.4 million decrease in cash flows attributable to issuances of common stock (including the related excess tax benefits), and a $11.0 million increase in repayments of long-term borrowings. These decreases in cash flows were offset in part by a $6.7 million net increase in cash flows relating to our short-term borrowing activities and a $1.6 million change relating to our other, long-term liabilities.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $772.7 million in cash and cash equivalents at March 31, 2009, compared to $604.4 million at September 30, 2008. Our consolidated working capital position at March 31, 2009 was $1.4 billion, an increase of $183.8 million from September 30, 2008. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which $25.0 million was utilized at March 31, 2009 in the form of direct borrowings. While our access to capital has not been severely affected by the credit crisis currently impacting global markets, we believe the full effect of the crisis may increase our borrowing costs in the future. We believe that the capacity, terms and conditions of our long-term revolving credit facility, combined with other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. As more fully discussed below and in Item 1A — Risk Factors of our 2008 Form 10-K (beginning on page 18 thereto), our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only committed source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility at March 31, 2009 was $25.0 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

In connection with the lease of one of our offices in Houston, Texas, we entered into a floating-to-fixed interest rate swap agreement with a large U.S. bank which fixes the amount of our lease payments. At March 31, 2009 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We have determined that this contract qualifies as an effective hedge under the provisions of Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

Foreign Currency Risk

In situations where our operations incur contract costs in currencies other than their functional currency, we attempt to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts in order to limit our exposure to fluctuating foreign currencies. We follow the provisions of SFAS 133 in accounting for our derivative contracts. The Company does not currently have exchange rate sensitive instruments that would have a material effect on our consolidated financial statements or results of operations.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

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

In accordance with Statement of Financial Accounting Standards No. 5 – Accounting for Contingencies and FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, we record in our Consolidated Balance Sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We include any adjustments to such reserves in our consolidated results of operations.

Management believes, after consultation with counsel, that such guarantees, litigation, United States Government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years ago prior to our acquisition of that subsidiary. The dispute involves proper waste feed; content of residues; final acceptance of the plant; and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $53.7 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

On August 1, 2007 the I-35W bridge in Minneapolis, Minnesota suffered a tragic collapse. The bridge was designed and built in the early 1960’s. Sverdrup & Parcel and Associates, Inc. (“Sverdrup & Parcel”) provided design services to the Minnesota Department of Transportation (“MnDOT”) on the bridge. Sverdrup & Parcel was a predecessor company to Sverdrup Corporation, a company acquired by Jacobs in 1999. Several lawsuits have been filed against a consultant who had been providing engineering analyses of the bridge prior to its collapse,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

and against a contractor who was providing maintenance and construction work on the bridge at the time of its collapse. No lawsuits have been filed directly against the Company by any of the primary plaintiffs. The consultant and the contractor have filed suit against the Company claiming that the Company was liable for negligent design services by Sverdrup & Parcel, and against MnDOT claiming that MnDOT had an obligation to inspect, maintain and repair the Bridge and that it failed to do so. The Company has filed motions to dismiss all of the claims made against it by the consultant and the contractor. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Item 1A.	Risk Factors.

Please refer to Item 1A – Risk Factors on pages 18 through 28 of our 2008 Form 10-K, which is incorporated herein by reference. There have been no material changes from those risk factors previously disclosed in our 2008 Form 10-K.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s 2009 Annual Meeting of Shareholders was held at its headquarters on January 22, 2009, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated December 17, 2008, copies of which were filed with the Securities and Exchange Commission pursuant to Regulation 14A.

There were four matters voted upon by the shareholders at the Annual Meeting: (i) the election of Joseph R. Bronson, Thomas M.T. Niles, and Noel G. Watson as directors to hold office until the 2012 annual meeting, and the election of John F. Coyne as a director to hold office until the 2011 annual meeting, (ii) approval of an amendment to and restatement of the Company’s 1989 Employee Stock Purchase Plan to provide for a 5,000,000 share increase in the number of shares available for purchase under the plan, to extend the term of the plan to January 22, 2019, and to make certain other ministerial changes to the plan, (iii) approval of an amendment to and restatement of the Company’s 1999 Stock Incentive Plan to increase the authorized number of shares by 3,500,000, and to make certain other ministerial changes, and (iv) ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending September 30, 2009.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

	Votes For	Votes Against	Abstentions	Broker Non-votes
1. Election of Directors:
Joseph R. Bronson	105,229,590	681,649	487,049	284
Thomas M.T. Niles	105,269,810	646,469	481,980	312
Noel G. Watson	104,712,402	1,227,608	458,211	266
John F. Coyne	105,254,163	664,239	479,785	384
2. Approval of an amendment to and restatement of the Company’s 1989 Employee Stock Purchase Plan.	88,158,751	2,807,168	503,088	14,947,880
3. Approval of an amendment to and restatement of the Company’s 1999 Stock Incentive Plan.	76,127,990	14,846,856	494,161	14,947,880
2. Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm.	103,096,354	2,812,599	488,875	658

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By: /s/ John W. Prosser, Jr.

John W. Prosser, Jr.

Executive Vice President

Finance and Administration

and Treasurer

(Principal Financial Officer)

Date: April 29, 2009