Form 10-Q
period 2009-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2009-07-30
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding at July 27, 2009: 123,912,253

JACOBS ENGINEERING GROUP INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2009 (Unaudited)	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,059,470	$604,420
Receivables	1,650,998	1,957,773
Deferred income taxes	138,537	142,553
Prepaid expenses and other	44,055	45,488

Total current assets	2,893,060	2,750,234

Property, Equipment and Improvements, Net	243,431	256,140

Other Noncurrent Assets:
Goodwill	922,197	924,060
Miscellaneous	366,848	347,804

Total other non-current assets	1,289,045	1,271,864

	$4,425,536	$4,278,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$34,530	$966
Accounts payable	350,350	467,888
Accrued liabilities	726,511	825,587
Billings in excess of costs	265,783	234,203
Income taxes payable	49,157	48,353

Total current liabilities	1,426,331	1,576,997

Long-term Debt	13,275	55,675

Other Deferred Liabilities	365,641	394,241

Noncontrolling Interests	5,639	6,178

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—123,903,898 shares and 122,701,049 shares, respectively	123,904	122,701
Additional paid-in capital	685,162	631,043
Retained earnings	1,938,226	1,620,673
Accumulated other comprehensive loss	(132,642)	(129,270)

Total stockholders’ equity	2,614,650	2,245,147

	$4,425,536	$4,278,238

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Nine Months Ended June 30, 2009 and 2008

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Revenues	$2,706,724	$2,918,927	$8,914,829	$8,055,538
Costs and Expenses:
Direct costs of contracts	(2,334,861)	(2,467,283)	(7,701,923)	(6,781,330)
Selling, general and administrative expenses	(225,189)	(282,773)	(714,476)	(809,929)

Operating Profit	146,674	168,871	498,430	464,279

Other Income (Expense):
Interest income	2,465	3,359	9,656	11,237
Interest expense	(402)	(987)	(2,428)	(2,857)
Miscellaneous income (expense), net	(456)	(1,436)	(4,818)	6,027
Total other income, net	1,607	936	2,410	14,407

Earnings Before Taxes	148,281	169,807	500,840	478,686

Income Tax Expense	(53,381)	(61,130)	(180,303)	(172,327)

Net Earnings	$94,900	$108,677	$320,537	$306,359

Net Earnings Per Share:
Basic	$0.77	$0.89	$2.61	$2.54
Diluted	$0.76	$0.87	$2.58	$2.46

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended June 30, 2009 and 2008

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Net Earnings	$94,900	$108,677	$320,537	$306,359

Other Comprehensive Income:
Foreign currency translation adjustments	31,699	(6,368)	(17,630)	6,561
Gain (loss) on cash flow hedge	3,147	6,378	(5,956)	3,401
Change in pension liability	(11,622)	88	12,683	(2,281)
Other Comprehensive Income
Before Taxes	23,224	98	(10,903)	7,681

Income Tax Benefit (Expense)	2,141	(2,049)	7,531	(1,356)

Other Comprehensive Income (Loss)	25,365	(1,951)	(3,372)	6,325

Total Comprehensive Income	$120,265	$106,726	$317,165	$312,684

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net earnings	$320,537	$306,359
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	50,081	46,384
Intangible assets	6,562	7,141
Gains from sales of investments	(1,249)	(10,609)
Stock based compensation	17,923	14,893
Excess tax benefits from stock based compensation	(2,989)	(45,558)
Losses on sales of assets, net	23	—
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	247,243	(170,998)
Prepaid expenses and other current assets	(286)	7,979
Accounts payable	(103,912)	(11,167)
Accrued liabilities	(82,334)	3,638
Billings in excess of costs	26,552	(18,481)
Income taxes payable	4,456	37,936
Deferred income taxes	(1,449)	5,443
Other, net	(7)	459

Net cash provided by operating activities	481,151	173,419

Cash Flows from Investing Activities:
Additions to property and equipment	(46,778)	(87,031)
Disposals of property and equipment	1,847	385
Changes in investments, net	(29,838)	17,717
Acquisitions of businesses, net of cash acquired	(1,033)	(236,317)
Changes in other non-current assets, net	21,453	(15,328)

Net cash used for investing activities	(54,349)	(320,574)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	8,049
Repayments of long-term borrowings	(33,879)	(9,939)
Net change in short-term borrowings	31,110	(6,701)
Proceeds from issuances of common stock	32,451	34,441
Excess tax benefits from stock based compensation	2,989	45,558
Changes in other deferred liabilities, net	(5,451)	(9,822)

Net cash provided by financing activities	27,220	61,586

Effect of Exchange Rate Changes	1,028	8,440

Net Increase (Decrease) in Cash and Cash Equivalents	455,050	(77,129)
Cash and Cash Equivalents at the Beginning of the Period	604,420	613,352

Cash and Cash Equivalents at the End of the Period	$1,059,470	$536,223

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2009

Basis of Presentation

Unless the context otherwise requires, references herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors, and references herein to the “Company,” “we,” “us” or “our” are to Jacobs Engineering Group Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“2008 Form 10-K”) as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2008 Form 10-K. Readers should also read our reports on Form 10-Q for the quarterly periods ended December 31, 2008 and March 31, 2009.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 30, 2009 and for the three and nine month periods ended June 30, 2009 and 2008.

The Company has evaluated subsequent events through the date of filing this Form 10-Q with the SEC. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

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

June 30, 2009

(continued)

Depending on the size and nature of an acquisition, the adoption of SFAS 141R and SFAS 160 could have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167— Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FIN 46(R) and requires the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires the Company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. SFAS 167 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures.

The Company is still evaluating what, if any, impact the adoption of SFAS 167 will have on the Company’s consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2009

(continued)

Receivables

Included in “Receivables” in the accompanying consolidated balance sheets at June 30, 2009 and September 30, 2008 were $770.6 million and $964.8 million, respectively, of unbilled receivables. Unbilled receivables represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at June 30, 2009 and September 30, 2008 were contract retentions totaling $23.6 million and $35.0 million, respectively. Also included in receivables at June 30, 2009 and September 30, 2008 were allowances for doubtful accounts of $9.6 million and $10.1 million, respectively.

In accordance with industry practice, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Such amounts totaled $51.4 million and $56.6 million at June 30, 2009 and September 30, 2008, respectively, of which $36.8 million and $38.1 million, respectively, relate to one claim on a waste incineration project performed in Europe. This matter is more fully described in Note 11 – Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements on page F-24 of our 2008 Form 10-K. Due to the timing of when the claim may be settled, the receivable is included in “Other Noncurrent Assets” in the accompanying consolidated balance sheets. The dispute involves proper waste feed, content of residues, final acceptance of the plant, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $56.5 million at June 30, 2009), there can be no certainty as to the ultimate outcome of our claim. The client has filed a counterclaim against us, which we believe is without merit.

Amounts due from the United States federal government, net of advanced billings, totaled $273.2 million and $274.1 million at June 30, 2009 and September 30, 2008, respectively.

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, Net in the accompanying consolidated balance sheets consisted of the following (in thousands):

	June 30, 2009	September 30, 2008
Land	$11,570	$11,103
Buildings	82,406	79,497
Equipment	412,756	406,424
Leasehold improvements	120,287	112,244
Construction in progress	16,758	21,772

	643,777	631,040
Accumulated depreciation and amortization	(400,346)	(374,900)

	$243,431	$256,140

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2009

(continued)

Revenue Accounting for Contracts / Accounting for Joint Ventures

In accounting for long-term engineering and construction-type contracts, we follow the provisions of the American Institute of Certified Public Accountants’ Statement of Position 81-1 – Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

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

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures and consortiums. In general, such contracts fall within the scope of SOP 81-1. We therefore account for these investments in accordance with SOP 81-1 and Emerging Issues Task Force Issue 00-01 – Investor Balance Sheet and Income Statement Display Under the Equity Method for Investments in Certain Partnerships and Other Ventures. Accordingly, for certain of these joint ventures (i.e., where we have an undivided

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2009

(continued)

interest in the assets and liabilities of the joint venture), we recognize our proportionate share of joint venture revenues, costs, and operating profit in our Consolidated Statements of Earnings. For other investments in engineering and construction joint ventures, we use the equity method of accounting.

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

At June 30, 2009, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $63.1 million and $52.5 million, respectively. At June 30, 2009, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $403.1 million and $355.4 million, respectively.

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. The amount of such “pass-through” costs included in revenues during the three and nine months ended June 30, 2009 totaled $883.9 million and $3.2 billion, respectively. This compares to pass-through costs of $777.7 million and $2.2 billion for the three and nine months ended June 30, 2008, respectively. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2009

(continued)

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Service cost	$4,901	$6,412	$14,133	$22,054
Interest cost	12,670	12,682	36,745	38,007
Expected return on plan assets	(11,386)	(13,336)	(33,071)	(40,087)
Amortization of prior unrecognized items	1,379	426	4,003	1,290

Net periodic benefit cost	$7,564	$6,184	$21,810	$21,264

During the nine months ended June 30, 2009, we made cash contributions of approximately $28.8 million to our plans, and we expect to make cash contributions of an additional $10.3 million during the remainder of fiscal 2009.

The change in pension liability included in the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2009 and 2008 relates primarily to the effects of exchange rate changes.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding (denominator used to compute basic EPS)	122,953	121,474	122,593	120,833
Effect of stock options and restricted stock	1,795	3,150	1,766	3,471

Denominator used to compute diluted EPS	124,748	124,624	124,359	124,304

For the three months ended June 30, 2009 and June 30, 2008 we issued 385,475 and 629,407 shares of common stock, respectively, from the exercise of stock options and the release of restricted stock. For the nine months ended June 30, 2009 and June 30, 2008 we issued 1,192,794 and 1,964,983 shares of common stock, respectively, from the exercise of stock options and the release of restricted stock.

For the three and nine months ended June 30, 2009 there were 2,276,113 and 2,959,263 non-qualified stock options, respectively, that were antidilutive and not included in the computation of diluted EPS.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2009

(continued)

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

Results of Operations

The global recession continued to dampen our operating results for the third quarter of fiscal 2009 ended June 30, 2009, as the effects of project delays and past project cancellations contributed to a $14.4 million, or a 13.2%, decline in net earnings as compared to the second quarter of fiscal 2009 ended March 31, 2009. Although our backlog at June 30, 2009 totaled more than $15 billion and we generated more than $280 million of cash during the third quarter of fiscal 2009, we believe that the effects of the current economic downturn and resultant project delays may continue for the next few fiscal quarters.

While we can provide no assurance, we believe we are well-positioned to weather the current business environment. The Company has always maintained a very competitive cost posture as compared to our competition, as well as strong, long-term relationships with core clients such as the U.S. federal and other national governments, and large, multinational

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

corporations. We are also positioning ourselves to take advantage of whatever additional projects may become available as a result of the American Recovery and Reinvestment Act of 2009 (although the timing, size, and scope of any such new work cannot be presently predicted).

Net earnings for the third quarter of fiscal 2009 ended June 30, 2009 totaled $94.9 million compared to $108.7 million for the third quarter of fiscal 2008 ended June 30, 2008. Diluted earnings per share for the third quarter of fiscal 2009 totaled $0.76 compared to $0.87 for corresponding period last year.

Net earnings for the nine months ended June 30, 2009 totaled $320.5 million compared to $306.4 million for the first nine months of fiscal 2008 ended June 30, 2008. Diluted earnings per share for the nine months ended June 30, 2009 totaled $2.58 compared to $2.46 for corresponding period last year. Included in net earnings for the nine months ended June 30, 2008 was a one time-gain of $5.4 million, or $0.04 per diluted share, from the sale of the Company’s interest in a company that provides specialized operations and maintenance services.

Revenues for the third quarter of fiscal 2009 totaled $2.7 billion, and represent a decrease of $212.2 million, or 7.3%, as compared to the third quarter of fiscal 2008. For the nine months ended June 30, 2009, revenues totaled $8.9 billion, and represent an increase of $859.3 million, or 10.7%, as compared to the corresponding period last year.

As shown in tables below, revenues during the third quarter of fiscal 2009 for most of the types of services we provide were lower as compared to the prior year, as were revenues from most of the industry groups and markets we serve. We don’t believe that this decline in revenues is indicative of any particular trend with respect to either service type or industry group, but rather was due primarily to the routine completion and normal winding-down of projects combined with the continuing effects of delays in new projects being awarded and released to us as discussed above.

The following table sets forth our revenues by the various types of services we provide for the three and nine months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Project Services	$1,123,924	$1,338,379	$3,601,584	$3,799,955
Construction	1,092,002	1,093,502	3,760,033	2,883,374
Operations and Maintenance (“O&M”)	268,622	279,822	888,359	822,207
Process, Scientific and Systems Consulting	222,176	207,224	664,853	550,002

	$2,706,724	$2,918,927	$8,914,829	$8,055,538

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Energy & Refining - Downstream	$919,115	$933,334	$3,202,046	$2,459,385
National Government Programs	609,958	469,901	1,796,175	1,361,614
Chemicals and Polymers	294,287	384,619	923,621	1,098,433
Oil & Gas - Upstream	173,982	307,810	734,687	860,009
Infrastructure	243,909	254,334	734,722	742,049
Pharmaceuticals and Biotechnology	203,947	263,978	658,786	726,956
Buildings	117,791	151,494	397,709	455,625
Industrial and Other	143,735	153,457	467,083	351,467

	$2,706,724	$2,918,927	$8,914,829	$8,055,538

Direct costs of contracts for the three months ended June 30, 2009 decreased $132.4 million, or 5.4%, to $2.3 billion as compared to the corresponding period last year. For the nine months ended June 30, 2009, direct costs of contracts increased $920.6 million, or 13.6%, to $7.7 billion as compared to the corresponding period last year. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

For the three and nine months ended June 30, 2009, pass-through costs increased $106.2 million and $1.1 billion, respectively, as compared to the corresponding periods last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three and nine months ended June 30, 2009 was 86.3% and 86.4%, respectively. This compares to 84.5% and 84.2%, respectively, for the three and nine months ended June 30, 2008. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the direct cost of contracts percentage will be. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The increase in

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

the direct cost of contracts percentage for the three and nine months ended June 30, 2009 as compared to the corresponding period last year was due primarily to higher construction services revenue, relative to project services, combined with the higher levels of pass-through costs discussed above. For the three and nine months ended June 30, 2009 the Company experienced reduced gross margins from our professional services activities when compared to the corresponding periods last year.

Selling, general and administrative (“SG&A”) expenses for the three and nine months ended June 30, 2009 decreased $57.6 million, or 20.%, and $95.5 million, or 11.8%, respectively, as compared to the corresponding periods last year. These decreases were due primarily to the Company’s efforts to control SG&A expenses in light of the softening business environment. In addition, our SG&A expenses typically fluctuate as a result of changes in head count and the spending required to support our technical professional services revenues, which typically require additional overhead costs. Therefore, when our technical professional services revenues increase or decrease, we typically see a corresponding change in SG&A expenses. Also contributing to the decrease in SG&A expenses for the three and nine months ended June 30, 2009 were the effects of a strengthening U.S. dollar against those foreign currencies in which the Company has operations.

Miscellaneous expense, net for the nine months ended June 30, 2009 was $4.8 million compared to miscellaneous income, net of $6.0 million for the corresponding period last year. Included in miscellaneous income for the nine months ended June 30, 2008 was a $10.6 million gain from the sale, in the first quarter of fiscal 2008, of the Company’s interest in a company that provides specialized operations and maintenance services.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes our backlog at June 30, 2009 and 2008 (in millions):

	2009	2008
Technical professional services	$8,390.2	$7,991.1
Field services	7,413.5	10,291.6

Total	$15,803.7	$18,282.7

Our backlog decreased $2.5 billion, or 13.6%, to $15.8 billion at June 30, 2009 from $18.3 billion at June 30, 2008. However, backlog at June 30, 2008 included $2.4 billion relating to an upstream oil and gas project, of which $2.3 billion was in field services substantially in the form of “pass-thru” revenues, that was cancelled during the fourth quarter of fiscal 2008. In addition, during the third quarter of fiscal 2009 ended June 30, 2009, approximately $665 million was removed from backlog as a result of project cancellations ($300 million) and a shift of pass-through costs to the owners’ responsibility ($365 million). Backlog at June 30, 2009 includes new awards from clients operating in many of the industry groups and markets we serve, and in particular national government programs and oil & gas-upstream.

Liquidity and Capital Resources

At June 30, 2009, our principal source of liquidity consisted of $1.1 billion of cash and cash equivalents, and $276.7 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

During the first nine months of fiscal 2009, our cash and cash equivalents increased by $455.0 million to $1.1 billion at June 30, 2009. This compares to a net decrease in cash and cash equivalents of $77.1 million, to $536.2 million, during the corresponding period last year. During the nine months ended June 30, 2009, we experienced net cash inflows of $481.2 million from operating activities, $27.2 million from financing activities and $1.0 million from the effects of exchange rate changes. These inflows were offset in part by net cash outflows of $54.3 million from investing activities.

Our operations provided net cash of $481.2 million during the nine months ended June 30, 2009. This compares to net cash inflows of $173.4 million for the corresponding period last year. The $307.7 million increase in cash provided by operations for the nine months ended June 30, 2009 as compared to the corresponding period last year was due primarily to the following factors:

•	a $242.8 million increase relating to changes in our working capital accounts (discussed below);

•	a $45.6 million increase relating to higher stock based compensation (including the related excess tax benefits);

•	a $14.2 million increase in net earnings;

•	a $3.7 million increase in depreciation and amortization of property, equipment and improvements; and,

•	a $9.4 million change relating to sales of investments and other assets (the cash flows from which are reclassified to the investing section within our Consolidated Statements of Cash Flows).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

These increases in cash flows from operations were offset in part by the following:

•	a $6.9 million change in deferred income taxes; and,

•	a $0.6 million decrease in the amortization of intangible assets.

With respect to the $242.8 million increase in cash flows relating to changes in our working capital accounts, there was no unusual activity occurring in these accounts during the nine months ended June 30, 2009.

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

This relationship between revenues and costs, and between receivables and payables is unique for our industry, and facilitates review at the total working capital level. The $242.8 million increase in cash flows relating to changes in our working capital accounts was due simply to the timing of cash receipts and payments within our working capital accounts and is not indicative of any known trend or fundamental change to the underlying business.

We used $54.3 million of cash and cash equivalents for investing activities during the nine months ended June 30, 2009 compared to $320.6 million during the corresponding period last year. The $266.2 million decrease in cash used for investing activities for the nine months ended June 30, 2009 as compared to the corresponding period last year was due primarily to a $235.3 million decrease in cash used for acquisitions of businesses (net of cash acquired), a $36.8 million change in other noncurrent assets, and a $41.7 million decrease in cash used to purchase property and equipment (net of disposals). These activities were offset in part by a $47.6 million change in investments, net (included in this change is $14.1 million of cash received in connection with the sale of our interest in a company that provides specialized operations and maintenance services during the first quarter of the previous fiscal year).

During the three months ended June 30, 2009, we purchased a one-third share in AWE Management Limited (“AWE”) from British Nuclear Group Limited. AWE, a company founded in 2000, is a joint venture between Jacobs, Lockheed Martin UK Holdings Ltd and Serco Holdings Limited to manage the Atomic Weapons Establishment on behalf of the U.K. Ministry of Defence. An additional payment will be made to the seller pending resolution of various contingencies. This additional amount is not presently estimatable.

Our financing activities resulted in net cash inflows of $27.2 million during the nine months ended June 30, 2009. This compares to net cash inflows of $61.6 million during the corresponding period last year. The $34.4 million net decrease in cash flows from financing activities during the nine months ended June 30, 2009 as compared to the corresponding period last year was due primarily to a $44.6 million decrease in cash flows attributable to issuances of common stock (including the related excess tax benefits), and a $32.0 million change in cash flows relating to our long-term borrowing activities. These decreases in cash flows were offset in part by a $37.8 million net increase in cash flows relating to our short-term borrowing activities and a $4.4 million change relating to our other, long-term deferred liabilities.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

$1.1 billion in cash and cash equivalents at June 30, 2009, compared to $604.4 million at September 30, 2008. Our consolidated working capital position at June 30, 2009 was $1.5 billion, an increase of $293.5 million from September 30, 2008. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which $13.3 million was utilized at June 30, 2009 in the form of direct borrowings. While our access to capital has not been severely affected by the credit crisis currently impacting global markets, we believe the full effect of the crisis may increase our borrowing costs in the future. We believe that the capacity, terms and conditions of our long-term revolving credit facility, combined with other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.

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

Interest Rate Risk

Our only committed source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility at June 30, 2009 was $13.3 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs.

In connection with the lease of one of our offices in Houston, Texas, we entered into a floating-to-fixed interest rate swap agreement with a large U.S. bank which fixes the amount of our lease payments. At June 30, 2009 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We have determined that this contract qualifies as an effective hedge under the provisions of Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years ago prior to our acquisition of that subsidiary. The dispute involves proper waste feed; content of residues; final acceptance of the plant; and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $56.5 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

On August 1, 2007 the I-35W bridge in Minneapolis, Minnesota suffered a tragic collapse. The bridge was designed and built in the early 1960’s. Sverdrup & Parcel and Associates, Inc. (“Sverdrup & Parcel”) provided design services to the Minnesota Department of Transportation (“MnDOT”) on the bridge. Sverdrup & Parcel was a predecessor company to Sverdrup Corporation, a company acquired by Jacobs in 1999. Several lawsuits have been filed against a consultant who had been providing engineering analyses of the bridge prior to its collapse,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

and against a contractor who was providing maintenance and construction work on the bridge at the time of its collapse. No lawsuits have been filed directly against the Company by any of the primary plaintiffs. The consultant and the contractor have filed suit against the Company claiming that the Company was liable for negligent design services by Sverdrup & Parcel, and against MnDOT claiming that MnDOT had an obligation to inspect, maintain and repair the Bridge and that it failed to do so. The Company has filed motions to dismiss all of the claims made against it by the consultant and the contractor. MnDOT has filed a suit against the Company claiming that it is entitled to be indemnified for any and all amounts that it pays out under its Victims Compensation Fund. The Company has filed a motion to dismiss MnDOT’s claim. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Item 1A.	Risk Factors.

Please refer to Item 1A – Risk Factors on pages 18 through 28 of our 2008 Form 10-K, which is incorporated herein by reference. There have been no material changes from those risk factors previously disclosed in our 2008 Form 10-K.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

10.1 #	Form of Jacobs Engineering Group Inc. Nonqualified Stock Option Agreement.

10.2 #	Forms of Jacobs Engineering Group Inc. Restricted Stock Agreements.

10.3 #	Executive Security Program of Jacobs Engineering Group Inc.

10.4 #	Amendment to the Executive Security Program of Jacobs Engineering Group Inc., dated December 23, 2008

10.5 #	Amendment to the Executive Security Program of Jacobs Engineering Group Inc., dated May 31, 2009

10.6 #	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan, as amended and restated.

10.7 #	Jacobs Engineering Group Inc. 1995 Executive Deferral Plan.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Management contract or compensatory plan or arrangement.

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

Date: July 29, 2009