Form 10-K
period 2009-10-02
JACOBS ENGINEERING GROUP INC /DE/
filed 2009-11-20
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2009	Commission File No. 1-7463

Jacobs Engineering Group Inc.

Delaware	95-4081636
State of incorporation	IRS Employer identification number

1111 South Arroyo Parkway Pasadena, California 91105	(626) 578-3500
Address of principal executive offices	Telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    ☒  Yes    ☐  No

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check-mark whether the Registrant: has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check-mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check-mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

There were 124,338,561 shares of common stock outstanding as of November 17, 2009. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $5.3 billion as of April 3, 2009, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the Registrant’s definitive Proxy Statement to be issued in connection with its 2010 Annual Meeting of Shareholders.

JACOBS ENGINEERING GROUP INC.

Fiscal 2009 Annual Report on Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that are not based on historical fact. When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, below. The risk factors and other matters described herein are not all-inclusive, and we undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

Item 1.	BUSINESS

General

We are one of the largest technical professional services firms in the United States. Our business focuses exclusively on providing a broad range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. We provide four broad categories of services:

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

We provide our services through offices and subsidiaries located principally in North America, Europe, the Middle East, Asia, and Australia.

We concentrate our services on selected industry groups and markets including:

•	Oil and gas exploration, production, and refining;

•	Programs for various national governments;

•	Pharmaceuticals and biotechnology;

•	Chemicals and polymers;

•	Buildings (which includes projects in the fields of health care and education as well as civic, governmental, and other buildings);

•	Infrastructure;

•	Technology and manufacturing;

•	Consumer products; and,

•	Pulp and paper, among others.

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

Business Strategy

General

There are four major components of our business strategy:

•	A passionate focus on safety;

•	A relationship-based approach to client interactions;

•	A strong focus on cost control; and

•	An organizational structure that facilitates efficient project management and execution.

Acquisitions play an important role in our business strategy as they allow us to expand on existing client relationships as well as develop new ones. Acquisitions also allow us the opportunity to leverage our cost structure across geographic areas.

Safety and BeyondZero®

Most companies in our industry try to provide their employees with a safe and secure work environment. They create safety programs, insist on employee training, and make every effort to build awareness. We do this, too, but at Jacobs we see safety differently.

In 2007 we introduced a concept we call BeyondZero®, a Company-wide initiative designed to educate and train our employees, and to instill in them a culture of caring that follows them outside of the workplace or jobsite. BeyondZero® has inspired our organization to a deeper, richer, emotional commitment to the safety of our employees, their families, their clients, partners and friends, and beyond.

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

We believe that we have a responsibility to go beyond these issues. We have developed a true culture of caring where concern for our employees’ health and safety extends past office walls, beyond the field, and past the perception that injured employees simply cost the Company time and money. It’s about safekeeping.

Safe job sites and office environments benefit our clients, promote employee morale, and enhance the long-term relationships we have with our clients, employees, and business partners.

Relationship-Based Business Model

Our relationship-based business model is central to our sustained growth and profitability. We aggressively pursue the development of long-term affiliations and alliances with our clients. By working as a partner with our clients on their capital programs, we increase our understanding of their overall business needs as well as the unique technical requirements of their projects. This increased understanding gives us the opportunity to provide a superior value to our clients. We market all of our services to clients in connection with their projects where the scope of work required is within our expertise. By integrating and bundling our services (i.e., providing design, engineering, and construction services on the same project), we can price contracts more competitively and enhance overall profitability while delivering additional value to our clients. Our relationship-based business model also helps us more fully understand the risks inherent in our projects, which in turn allows us to better manage those risks. Our approach also provides us with opportunities to market those services our clients will need in the post start-up and commissioning phases of a plant, such as operations and maintenance services. This model, however, does not preclude us from undertaking discrete projects. We will accept and perform discrete projects for our clients if we can negotiate acceptable pricing and other contract terms and conditions.

Closely linked to our relationship-based business model is our multidomestic geographic strategy for conducting business around the world. As part of this strategy, we act and operate as a local contractor in the geographic areas of the world in which we do business. We believe it is important for us as a company to “be local” with respect to our network of offices and operations. Because our offices can generally sustain themselves with a base load of local work, we’re able to support our multinational clients with their cross-border capital projects. Our core clients can depend on us for assistance with their engineering and construction needs when they move projects around the world. Our multidomestic strategy also allows us to be competitive around the world to the extent we win large projects and are able to perform meaningful portions of the project utilizing local resources rather than exporting the work to other offices within the group.

Cost Control

Our continual emphasis on cost control is an important component of our business model. As the global economy expands and companies providing technical, professional, and construction services are required to compete against each other across geographic boundaries, the company that can provide its clients with cost efficient solutions to their project needs has the advantage. Our attention to cost control throughout every level of our organization allows us to deliver superior technical, professional, and construction services safely, efficiently, and within the cost and time parameters our clients require.

Organizational Structure

Our organizational structure and integrated system for delivering services is another key component of our business strategy. Our operating units generally use a matrix organizational structure whereby our project management functions are supported by the various technical engineering, design, and construction disciplines that are necessary to effectively execute long-term engineering and construction contracts. Crucial functions, such as project controls and procurement, are embedded within each of our major offices and serve operations by providing specialized services required by projects. In addition, we actively employ a boundaryless approach to the way we serve our clients. We do not maintain “profit centers” within the Company, nor do our operating groups compete against each other for contracts. Instead, our organizational structure encourages our operating groups to work cohesively, while simultaneously helping to reduce costs and promote an efficient delivery system for all of our services.

The Role of Acquisitions in Our Business Strategy

Our relationship-based business model is a significant driver of our acquisition strategy. When we review potential acquisition targets, we are conscious of the effect the acquisition may have on our client base. We favor acquisitions that allow us to expand or enhance the range of services we provide existing clients, and/or gain access to new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our major clients. The following is a brief description of some of our recent key acquisitions:

•

In April 2007, we acquired Edwards and Kelcey, Inc. (“Edwards and Kelcey”). Edwards and Kelcey was a nationally recognized engineering, design, planning, and construction management firm serving public and private clients in the fields of transportation; planning/environmental; communications technology; buildings/facilities; and land development. Headquartered in Morristown, New Jersey, Edwards and Kelcey employed approximately 1,000 people in offices located primarily in the Northeastern region of the United States (U.S.). The primary purpose for acquiring Edwards and Kelcey was to expand our infrastructure business in the U.S.

•

In November 2007, we acquired Carter & Burgess, Inc. (“Carter & Burgess”). Headquartered in Fort Worth, Texas, Carter & Burgess was an approximately 3,200-person professional services firm providing architecture, engineering, design, and planning services to public and private sector clients operating in the fields of transportation, water, infrastructure programs, building programs, land development, and planning. The primary purpose for acquiring Carter & Burgess was to expand our infrastructure and facilities business in the U.S.

•

In March 2008 we acquired a 60% interest in Zamel & Turbag Consulting Engineers (“Zate”). Located in Saudi Arabia, Zate was an approximately 500-person professional services firm providing engineering and construction management services to clients operating in the oil & gas, refining, and chemicals industries. The primary purpose for acquiring Zate was to expand our business in the Middle East with clients operating in those industries in the Middle East.

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

The following table sets forth our revenues from each of our four service categories for each of the last five fiscal years (in thousands of dollars):

	2009	2008	2007	2006	2005
Project Services	$4,644,043	$5,128,456	$3,828,179	$2,894,293	$2,469,879
Process, Scientific and Systems Consulting	894,446	770,223	597,116	482,344	385,700
Construction	4,763,640	4,239,439	2,990,177	3,239,613	1,884,066
Operations and Maintenance	1,165,247	1,114,041	1,058,498	805,020	895,356

	$11,467,376	$11,252,159	$8,473,970	$7,421,270	$5,635,001

Project Services

We employ all of the engineering, design, architectural, and related disciplines necessary to design and engineer modern process plants (including projects for clients in the chemicals and polymers; pharmaceuticals and biotechnology; oil & gas; refining; food and consumer products; and basic resources industries); buildings

(including facilities for clients in the health care; education; and criminal justice markets, as well as other buildings for clients in the private sector); infrastructure projects (including highways, roads, bridges, and other transportation systems; water and wastewater treatment plants; water resources facilities; and other similar plants and facilities); technology and manufacturing facilities (for clients in the aerospace; automotive; defense; semiconductor; and electronics industries); consumer products manufacturing facilities; pulp and paper plants; and other facilities. We also employ many of the requisite scientific, technical, and program management capabilities necessary to provide program integration, testing, and evaluation services for clients in the defense and aerospace industries; for the U.S. Department of Defense (“DoD”) in support of information systems for weapons acquisition centers; for the National Aeronautics and Space Administration (“NASA”) for aerospace, testing, and propulsion systems and facilities; and for various other agencies of the U.S. federal government in support of environmental programs.

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

Operations and Maintenance (“O&M”)

O&M generally refers to all of the tasks required to operate and maintain large, complex facilities on behalf of clients. We can provide key management and support services over all aspects of the operations of a facility, including managing subcontractors and other on-site personnel. Within the environmental area, O&M often includes engineering and technical support services as well as program management services necessary to remediate contaminated sites. Within the aerospace and defense areas, O&M often requires us to provide the management and technical support services necessary to operate and maintain such sites as engine test facilities, weapons integration facilities, and high-tech simulation and verification centers. Such O&M contracts also frequently require us to provide facilities management and maintenance services; utilities operations and maintenance services; property management and disposition services; and construction support services.

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

Financial Information About Segments

Although we describe our business in this Annual Report on Form 10-K in terms of the services we provide, the markets in which our clients operate, and the geographic areas in which we operate, we have concluded that our operations may be aggregated into one reportable segment pursuant to accounting principles generally accepted in the U.S. In making this determination, we considered various economic characteristics of our operations including: the nature of the services we provide, the nature of our internal processes for delivering and distributing those services, and the types of customers we have. In addition to the discussion that follows, please refer to Note 14—Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

There is a high degree of similarity of the workforces among our service categories. For example, engineering and design services (i.e., services provided by persons who are degreed, and in certain circumstances licensed, professionals such as engineers, architects, scientists, and economists) exist in all four service categories. In addition, there is a high degree of similarity among a significant component of the workforces we employ to perform construction and O&M projects. In providing construction and O&M services, we employ a large number of skilled craft labor personnel. These may include welders, pipe fitters, electricians, crane operators, and other personnel who work on very large capital projects (in the case of projects classified within the construction services category) or on smaller capital projects (in the case of maintenance projects classified within the O&M services category).

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

The use of technology throughout our organization is highly uniform. Whether it is PC-based computer aided design and drafting (“CADD”) applications used by our engineering and design staff, or PC-based modeling programs used by the scientific and consulting staff, or PC-based scheduling, estimating, and cost control applications used by home-office personnel in support of our construction and maintenance activities, all of the service categories described above are equally affected by changes in technology as they occur in the economy at large.

Furthermore, the types of information and internal reports used by management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these similarities, we have concluded that our operations may be aggregated into one reportable segment for purposes of the disclosures included in this Annual Report on Form 10-K.

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

The following table sets forth our revenues from each of the various industry groups and markets in which our clients operate for each of the last five fiscal years (in thousands of dollars):

	2009	2008	2007	2006	2005
Energy & Refining—Downstream	$4,047,789	$3,687,798	$2,520,064	$2,255,928	$1,637,675
National Government Programs	2,424,624	1,976,184	1,500,007	1,259,361	1,160,664
Chemicals and Polymers	1,210,027	1,409,868	1,238,350	1,124,254	737,872
Infrastructure	933,519	935,333	681,367	546,999	464,400
Oil & Gas—Upstream	895,284	1,102,743	890,943	546,663	319,796
Pharmaceuticals and Biotechnology	875,007	978,867	756,178	678,989	514,836
Buildings	517,085	708,081	437,122	395,190	462,147
Industrial and Other	564,041	453,285	449,939	613,886	337,611

	$11,467,376	$11,252,159	$8,473,970	$7,421,270	$5,635,001

Energy & Refining—Downstream

We provide full-service engineering, design, modular fabrication, construction, construction management, and asset management and maintenance services to our clients in the energy and refining industries throughout the world. We also provide a broad range of consulting services to our clients including process assessments, facility appraisals, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services. Typical projects range in size from several million dollars to multi-billion dollar facilities and include new design and construction, revamps or expansions of existing plants, turnarounds, upgrades of individual process units within refineries, and maintenance services.

Our modular construction capabilities, asset management/maintenance services, and formal client alliances help differentiate us in this sector. Many projects involve revamping existing processing units or adding new processes to an existing refinery. As a result of the close proximity of processing units in these refineries, using modular construction can decrease congestion at the construction site and can also provide safety, cost, and project execution benefits in remote locations.

In this industry group, we also include power generation and cogeneration projects. We provide technical assistance, project management, design, engineering, procurement, construction and construction management, and maintenance services to our clients in the power generation and supply industry and for power generating units within our clients’ process facilities. Typical projects include simple and combined cycle power projects, cogeneration power plants, aeroderivative and industrial gas turbines, and emergency power generation stations.

Oil & Gas—Upstream

We provide full-service engineering, design, construction, modular fabrication, maintenance, and construction management services to our clients in the upstream areas of oil and gas exploration and production. We also provide a broad range of consulting services to our clients including process assessments, facility appraisals, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services. Many of our upstream projects are in North America, Europe, and Saudi Arabia and include offshore platforms, heavy oil processing (e.g., oil sands thermal extraction projects); oil recovery through steam injection; and gas treating, gas gathering, and gas storage projects including extraction of commercially valuable elements of the gas stream.

Typical projects involve the design and construction of projects that recover oil and gas and include oil thermal recovery facilities by either in-situ means (steam injection or steam assisted gravity drainage) or above-ground oil sands mining, upgraders, pipelines, and gas plants. These are typically larger projects that may involve many of our offices and normally include our Mumbai, India, office as a value-added center to reduce client costs.

National Government Programs

We categorize our National Government Programs as generally relating to environmental programs, aerospace and defense programs, or building programs.

Environmental Programs

We provide environmental investigation, restoration, engineering, construction, and site operations and maintenance services to a number of United States federal government agencies, including the Department of Energy (“DoE”) and the DoD. We also provide these services to support the government of the United Kingdom in its nuclear sites decommissioning program through the Nuclear Decommissioning Authority (“NDA”).

Our projects include hazardous and nuclear waste management and site cleanup and closure—with many of these projects for the United States federal government spanning over ten years. Our projects within this market generally relate to all major federal and state environmental statutes, with particular emphasis on the Comprehensive Environmental Response Compensation and Liability Act and the Resource Conservation and Recovery Act. As part of our environmental restoration work, we provide support in such areas as underground storage tank removal, contaminated soil and water remediation, and long-term groundwater monitoring. Our environmental consulting services include air quality planning and permitting, water quality compliance, environmental conservation studies, pollution prevention assessments, and compliance with the National Environmental Policy Act.

We also design, build, install, operate, and maintain various types of soil and groundwater cleanup systems at multiple project locations across the United States and its territories for the United States Army Corps of Engineers and the United States Air Force Center for Environmental Excellence (“AFCEE”). Typical projects also include the preparation of feasibility studies and performance of remedial investigations, engineering, design, and remediation services on several national programs. As an extension of our environmental support to AFCEE, we also serve AFCEE’s clients with execution of capital projects involving sustainment, repair, and modernization of military facilities and infrastructure.

As a differentiating aspect of our support to clients, we provide asset management services in the form of infrastructure operations and maintenance. This is an integral part of our services for the DoE. Asset management also includes building closures that involve deactivation, decommissioning, and demolition of government facilities.

Aerospace and Defense Programs

We provide support to aerodynamic, propulsion, and space facilities and systems for government clients such as the DoD and NASA at more than a dozen test centers across the continental United States and for the Ministry of Defence in the U.K. This support includes military systems acquisition management and strategic planning; operations and maintenance of test facilities, ranges, space launch facilities, and space chambers; test and evaluation in computer, laboratory, facility, and range environments; test facility computer systems instrumentation and diagnostics; and test facility design and build. We also provide systems engineering and integration of complex weapons and space systems as well as hardware and software design of complex flight and ground systems. We support and maintain enterprise information systems for government and commercial clients worldwide, ranging from the operation of complex computational networks to the development and validation of specific software applications.

We have provided advanced technology engineering services to the DoD for more than 50 years and currently support defense programs in dozens of locations, within the United States and internationally. In addition to operating and maintaining several DoD test centers, our support includes services such as aerodynamic testing of next-generation fighter aircraft; propulsion testing for space programs; testing of the U.S. Army’s next generation ground mobile weapon systems; and acquisition support for weapons systems such as air-to-air missile systems and precision guided smart weapons for high-value targets. We also support the acquisition and development of systems and equipment for Special Operations Forces as well as the development of biological, chemical, and nuclear detection and protection systems. Furthermore, we support the DoD in a number of information technology programs including network design, integration, and support; command and control technology; development and sustainment of databases and customized applications; and security solutions.

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

Buildings Programs

We provide a wide range of advance planning, architectural, engineering, construction management, program management, and design-build services to agencies such as the Federal Aviation Administration (“FAA”); the General Services Administration (“GSA”); the United States Departments of State, Treasury, Agriculture, and Defense; and the Army National Guard, among others. In the U.K., we are leading the Custodial Services’ project management delivery program to upgrade the U.K. prison stock and also some security-led programs such as upgrading works to the Palace of Westminster and some Regional Police Authorities.

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

Chemicals and Polymers

We provide technical consulting, project finance structuring, facility appraisal, market analysis, and business consulting services as well as fully-integrated engineering, procurement, construction, and construction management services to our clients operating in the chemicals and polymers industries. Our services guide and assist our chemical clients from concept to a constructed and operating chemical facility.

The types of projects we execute for our clients in these industries include feedstock synthesis, chemical synthesis, and polymerization. This includes high-pressure processes to produce industrial chemicals and low-pressure multi-product processes to produce specialty and fine chemicals. We have extensive knowledge of, and experience with, advanced polymerization reactions and state-of-the-art, post-reactor processing techniques to help bring new products and new facilities to market quickly and economically. An area of focus, due to high feedstock costs, is gasification to produce the feeds for chemicals and fertilizers. Our involvement in these early studies positions us to help owners capitalize on return on investment opportunities by streamlining work processes and optimizing existing plant layouts for future expansions.

Like many of our other clients, our customers in this sector focus on safety, reliability, and maintainability to keep operating costs down. To support this initiative, we apply best practices on capital and maintenance work by leveraging synergy and resources within our alliances and partnerships, which in some cases involve more than 25 chemical facilities for one owner. As these multi-site relationships increase in magnitude, the range of services we provide broadens and varies from providing on-site engineering services to completing an entire capital improvement program.

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

Pharmaceuticals and Biotechnology

We provide a broad range of services to our clients in the pharmaceuticals and biotechnology industries including consulting, master planning, programming, feasibility studies, engineering, preliminary and detailed design, procurement, construction, construction management, commissioning, qualification, validation, and maintenance. We also provide single-point engineering, procurement, construction management, and validation (“EPCMV”) project delivery enabling us to execute the industry’s largest capital programs on a single-responsibility basis. We serve clients throughout North America, Europe, and Asia.

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

As companies in the pharmaceuticals industry continue to experience pressure to decrease product time-to-market, reduce costs, and increase return on investment, the types of services we provide have grown over the years to include modular construction as well as consulting and strategic planning to help our clients complete capital projects faster and more efficiently. We are also leaders in applying LEAN techniques to capital project execution. As an example, we increased our efforts to integrate commissioning and validation services, helping reduce the amount of time required to introduce a new drug into the marketplace.

As new product discovery and development drives capital spending, our multidomestic structure as well as formal alliances and preferred provider agreements with numerous clients enhances our ability to act as a program partner, helps clients effectively manage their strategic investments, and deliver their capital programs.

Infrastructure

We provide a broad range of life-cycle services including planning, design, consulting, engineering, design-build, and construction and program management services to our clients engaged in civil construction projects throughout North America, Europe, the Middle East, and Asia. Our strength in this market includes services for transportation, aviation, and water infrastructure projects.

Representative clients include national government departments and agencies in the U.S. and U.K., state departments of transportation, other regional and local agencies, and private industry freight transport firms. In addition to our major markets in the U.S. and the U.K., we are developing our skills in the growing markets of the Middle East and Asia.

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

We have a long history of serving county, municipal, regional, and international airports as well as air carriers and military installations. While the industry has faced pressure over recent years, our knowledge of landside design and technology, developing sustainability (“green”) programs, and our depth and breadth of expertise help our airport clients streamline operations and reduce operating and maintenance costs.

In water infrastructure programs, we help public and private sector clients develop and rehabilitate critical water resource systems. By integrating water, wastewater, air quality, and hazardous waste remediation experience we provide these clients with the comprehensive expertise needed to deliver complex programs. We provide planning, design, design-build, and program and construction management services to diverse clients that include regional wastewater treatment agencies, manufacturers and power generators, local water suppliers, and military agencies. We continue to develop water/wastewater conveyance systems and water resources management projects. We have developed micro-tunneling (“trenchless technology”) as a key service and successfully applied this specialized process to such projects as water and utility distribution systems and pipelines.

Buildings

We provide strategic consulting, planning, architectural, engineering, and project and construction management services for a diversified client base encompassing both the public and private sector throughout the United States, many parts of Europe, and the Middle East. Our full range of project management, design, and construction activities relate to institutional, government, and corporate buildings as well as other specialized facilities, including projects at many of the world’s leading medical and research centers and universities as well as unique and technically complex buildings and campuses.

We focus our efforts and resources in markets where capital spending initiatives drive demand and where changes and advances in technology require innovative, value adding solutions. Typical projects include large, multi-year government building programs in the U.S. and Europe; major primary and secondary education capital improvement programs; state and local government courts and correctional facilities; and hospitals and health and research facilities (including projects at many of the world’s leading medical and research centers). Advancing technologies require highly-specialized buildings in the fields of medical research, nano science, biotechnology, and laser sciences, and we offer total integrated design and construction management solutions to these projects, many of which are world leaders in their function. An additional area of specialization includes the design and management of large national roll-out store and distribution center programs for the nation’s top publicly-traded retailers.

Our broad range of services includes design and construction-related services for new construction as well as providing expansion, renovation, and refurbishment of existing facilities. Specialized capabilities in the industry sector include energy and power master planning, design, and commissioning services. Building types include office and corporate headquarters buildings, aviation terminals and hangars, mission-critical facilities, municipal and civic facilities, retail, mixed-use and commercial centers, private sector healthcare and education facilities, and recreation complexes including some of the most high-profile entertainment facilities.

Of particular significance is our growing success in applying our diversified technical skill base to both public and private sector clients requiring complete program management. Such contracts typically involve providing technical, professional, and construction services over multiple years to clients with whom we have long-standing relationships and tenure of successful service, including alliance or framework programs. We also provide integrated facility management services for which we (often through joint ventures with third parties) assume full responsibility for the ongoing operation and maintenance of entire commercial or industrial complexes on behalf of the client.

Industrial and Other

We provide a broad range of services to our technology and manufacturing; pulp and paper; food and consumer products; and basic resources clients.

Technology and Manufacturing

We provide a broad range of project services for a variety of technology, manufacturing, and test facilities. This area includes projects involving highly complex test facilities for clients in the aerospace and automotive industries. Typical projects range from conceptual design and feasibility studies to complete design-build programs of aero-acoustic wind tunnels, engine test facilities, acoustic enclosures, transmission test stands, powertrain, environmental, emissions, altitude, and electromagnetic compatibility test facilities, in-line and end-of-line component test stands, and computer-based measurement and control systems. We are a leader in providing support to automotive manufacturers and component suppliers for the supply of testing services and the management of test assets. We also provide a range of engineering, construction, operation, and maintenance services for advanced research facilities, including facilities supporting research in fusion and fission energy, nanoscale materials, and high-powered lasers and x-rays, to support important research activities in the U.S., Europe, and the U.K.

In addition, we provide design, engineering, procurement, construction, and construction management services for a variety of clients in the semiconductor industry. Typical projects range from on-site plant engineering and tool hook-ups to multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce solar energy cells, microprocessors for computers, and other consumer electronic devices. Projects in the semiconductor industry are more complex than many other commercial facilities, requiring a greater emphasis on cleanroom and similar high-end technologies.

Pulp and Paper

We provide a broad range of consulting, engineering, procurement, construction, construction management, and maintenance services to our clients in the pulp and paper industry, in the United States and around the world. The pulp and paper industry has been consolidating for many years, leaving a refined client base with increased assets and highly focused market strategies. Several of the traditional pulp and paper clients are emerging as major consumer product companies. These clients have created new opportunities for us in non-traditional areas such as wall board plants and facilities that manufacture diapers and feminine care products.

Our pulp and paper capability extends through our offices in the U.K., France, Spain, Italy, and Mexico. Typical projects for our clients in this industry range from small mill projects to complex, multi-million-dollar paper machine rebuilds, mill expansions, and the construction of new facilities.

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

Backlog

For information regarding our backlog, refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Significant Customers

The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last five fiscal years:

2009	2008	2007	2006	2005
20.3%	16.8%	16.6%	16.4%	21.2%

It is uncommon for a commercial customer to contribute 10% or more of the Company’s total revenue. On occasion, however, we will perform a number of field services projects for a single customer in the same fiscal year which, primarily because of the amount of pass-through costs (discussed below) that is included in revenue, will cause total revenue from that customer to exceed 10% of total consolidated revenues. For the fiscal year ended October 2, 2009 revenues earned from Motiva Enterprises LLC accounted for 12.2% of total consolidated revenues and for the fiscal year ended September 29, 2006 revenues earned from Valero Energy Corporation accounted for 10.2% of total consolidated revenues.

Financial Information About Geographic Areas

Selected financial information regarding the geographic areas in which we operate is included in Note 14— Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Contracts

While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into three broad categories: cost-reimbursable, fixed-price, and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last five fiscal years:

	2009	2008	2007	2006	2005
Cost-reimbursable	85%	86%	88%	90%	85%
Fixed-price	14	12	10	9	13
Guaranteed maximum price	1	2	2	1	2

In accordance with industry practice, most of our contracts (including those with the U.S. federal government) are subject to termination at the discretion of the client. In such situations, our contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of termination.

When we are directly responsible for engineering, design, procurement, and construction of a project or the maintenance of a client’s plant or facility, we reflect the costs of materials, equipment, and subcontracts in both revenues and costs. On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs. The following table sets forth the approximate amount of such pass-through costs included in revenues for each of the last five fiscal years (in millions of dollars):

2009	2008	2007	2006	2005
$4,017.0	$3,517.4	$2,746.7	$2,680.7	$1,535.5

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

Fixed-Price Contracts

Fixed-price contracts include both “lump sum bid” contracts and “negotiated fixed-price” contracts. Under lump sum bid contracts, we typically bid against other contractors based on specifications the client furnishes. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications received, problems with new technologies, and economic and other changes that may occur over the contract period. Additionally, it is not unusual for lump sum bid contracts to lead to an adversarial relationship with clients, which is contrary to our relationship-based business model. Accordingly, lump sum bid contracts are not our preferred form of contract. Under a negotiated fixed-price contract, we are selected as the contractor first and then we negotiate a price with our client. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where we perform some portion of the work before negotiating the total price of the project. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to us. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than other types of contracts. Over the past five years, most of our fixed-price work has been either negotiated fixed-price contracts or lump sum bid contracts for project services, rather than turn-key construction.

Guaranteed Maximum Price Contracts

Guaranteed maximum price contracts are performed in the same manner as cost-reimbursable contracts; however, the total actual cost plus the fee cannot exceed the guaranteed price negotiated with the client. If the total actual cost of the contract exceeds the guaranteed maximum price, then we will bear at least some, if not all, of the excess. In those cases where the total actual cost and fee are less than the guaranteed price, we will often share the savings on a predetermined basis with the client. These contracts are not our preferred form of contract because we believe they often contribute to an adversarial relationship with clients, which is contrary to our relationship-based business model.

Competition

For information regarding the competitive conditions in our business, please refer to Item 1A—Risk Factors, below.

Employees

At October 2, 2009, we had approximately 38,900 full-time, staff employees (including contract staff). Additionally, as of October 2, 2009, there were approximately 14,300 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

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

Construction and maintenance sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On many sites we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement such procedures or if the procedures we implement are ineffective, our employees and others may become injured. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients, and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, and results of operations.

In addition, our projects can involve the handling of hazardous and other highly regulated materials, which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional groups whose primary purpose is to ensure we implement effective health, safety, and environmental (“HSE”) work procedures throughout our organization, including construction sites and maintenance sites, the failure to comply with such regulations could subject us to liability.

Our safety record is critical to our reputation. Many of our clients require that we meet certain safety criteria to be eligible to bid for contracts and many contracts provide for automatic termination or forfeiture of some or all of our contract fees or profit in the event we fail to meet certain measures. As a result, our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our business, financial condition, and results of operations.

Negative conditions in the credit and financial markets could impair our ability to operate our business, implement our acquisition strategy, and access our cash and short-term investments.

Although we finance much of our operations using cash provided by operations, at times we depend on the availability of credit to grow our business and to help fund business acquisitions. In addition, some of our clients depend of the availability of credit to help finance their capital projects. Due to the continuing instability of the credit markets in the U.S. and abroad, the availability of credit has continued to be relatively difficult or expensive to obtain in spite of government efforts to increase liquidity and hold or reduce interest rates. This situation could negatively impact our clients’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse impact on our business, financial condition, and results of operations.

In addition, we are subject to the risk that the counterparties to our credit agreements may go bankrupt if they suffer catastrophic demand on their liquidity that will prevent them from fulfilling their contractual obligations to us. We also routinely enter into contracts with counterparties including vendors, suppliers, and subcontractors that may be negatively impacted by events in the credit markets. If those counterparties are unable to perform their obligations to us or our clients, we may be required to provide additional services or make alternate arrangements with other parties to ensure adequate performance and delivery of services to our clients. These circumstances could also lead to disputes and litigation with our partners or clients, which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

In addition, we typically bill our clients for our services in arrears and are, therefore, subject to our clients delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures due to, among other reasons, a diminution in our clients’ access to the credit markets. If one or more clients delays in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse impact on our liquidity, financial condition, and results of operations.

Furthermore, our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, and Asia. Some of our accounts hold deposits in amounts that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy or forced receivership, or have been seized by their governments, there is a risk that this may occur in the future. If this were to occur, we would be at risk of not being able to access our cash which may result in a temporary liquidity crisis that could impede our ability to fund operations.

Our vulnerability to the cyclical nature of the markets in which our clients operate is exacerbated during economic downturns.

We provide technical, professional, and construction services to clients operating in a number of markets including oil and gas exploration, production, and refining; programs for various national governments, including the U.S. federal government; chemicals and polymers; pharmaceuticals and biotechnology; infrastructure; buildings; and other, general industrial and consumer businesses and markets (such as technology and manufacturing; pulp and paper; food and consumer products; and mining and minerals). These markets and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending, particularly during periods of economic uncertainty.

Current global economic conditions have negatively impacted our clients’ ability and willingness to fund their projects. They have also caused our clients to reduce their capital expenditures, alter the mix of services purchased, seek more favorable price and other contract terms, and otherwise slow their spending on our services. For example, the precipitous increase in crude oil prices followed by their collapse in calendar year 2008 caused several of our clients operating in the upstream oil and gas market to re-examine a number of their large capital projects, which resulted in delays and cancellations of contracts previously awarded to us. In the public sector, declines in state tax revenues as well as other economic declines may result in lower state and local government spending. These conditions have reduced the demand for our services, which has had a significant negative impact on our business and results of operations.

Current economic conditions also make it extremely difficult for our clients, our vendors, and us to accurately forecast and plan future business activities and could cause businesses to continue to slow spending on our services. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our clients’ markets. In addition, our business has traditionally lagged recoveries in the general economy and, therefore, may not recover as quickly as the economy at large. A continuation or worsening of current weak economic conditions or a reduction in government spending could have a material adverse impact on our business, financial condition, and results of operations.

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

Commodity prices can affect our customers in a number of ways. For example, for those customers that produce commodity products such as oil, gas, copper, or fertilizers, fluctuations in price can have a direct effect on their profitability and cash flow and, therefore, their willingness to continue to invest or make new capital investments. To the extent our customers defer new investments or cancel or delay existing projects, the demand for our services decreases, which may have a material adverse impact on our business, financial condition, and results of operations.

Commodity prices can also strongly affect the costs of projects. Rising commodity prices can negatively impact the potential returns on investments that are planned, as well as those in progress, and result in customers deferring new investments or canceling or delaying existing projects. Cancellations and delays have affected our past results and may continue to do so in significant and unpredictable ways and could have a material adverse impact on our business, financial condition, and results of operations.

Our continued success is dependent upon our ability to hire, retain, and utilize qualified personnel.

The success of our business is dependent upon our ability to hire, retain, and utilize qualified personnel, including engineers, architects, designers, craft personnel, and corporate management professionals who have the required experience and expertise. From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel.

In addition, as some of our key personnel approach retirement age, we need to have appropriate succession plans in place and to successfully implement such plans. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact on our business, financial condition, and results of operations.

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. For example, the uncertainty of contract award timing can present difficulties in matching our workforce size with our contracts. If an expected contract award is delayed or not received, we could incur cost resulting from excess staff, reductions in staff, or redundancy of facilities that could have a material adverse impact on our business, financial conditions, and results of operations.

The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition, and results of operations.

The nature of our business sometimes results in clients, subcontractors, and vendors presenting claims to us for, among other things, recovery of costs related to certain projects. Similarly, we occasionally present change orders and other claims to our clients, subcontractors, and vendors. If we fail to document properly the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors, and vendors, we could incur cost overruns, reduced profits or, in some cases, a loss for a project. Additionally, irrespective of how well we document the nature of our claims and change orders, the cost to prosecute and defend claims and change orders can be significant.

We are a party to litigation in the normal course of business. Most litigation with which we are involved as a defendant relates to workers’ compensation, personal injury, environmental, employment/labor, professional liability, and similar matters. We can be exposed to claims and litigation if, for example, there is a failure at any of the projects for which we have provided engineering or other services. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution, and environmental damage and be brought by our clients or third parties, such as those who use or reside near our clients’ projects. We can also be exposed to claims if we agreed that a project will achieve certain performance standards and those standards are not met. In many of our contracts with clients, subcontractors, and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses, and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts.

We maintain insurance coverage for various aspects of our business and operations. Our insurance programs have varying coverage limits and maximums. In addition, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits, and retentions under these programs. As a result, we may be subject to future liability for which we are only partially insured, or completely uninsured. Our insurers are also subject to business risk and, as a result, one or more of them may be unable to fulfill their insurance obligations due to insolvency or otherwise.

Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations, and other liabilities which, to the extent we are not insured against a loss or our insurer fails to provide coverage, could have a material adverse impact on our business, financial condition, and results of operations.

Contracts with the U.S. federal government and other governments and their agencies pose additional risks relating to future funding and compliance.

Contracts with the U.S. federal government and other governments and their agencies are subject to various uncertainties, restrictions, and regulations including oversight audits by various government authorities and profit and cost controls. Government contracts are also exposed to uncertainties associated with funding. Contracts with the U.S. federal government, for example, are subject to the uncertainties of Congressional funding. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. As a result, our government clients may terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. Since government contracts represent a significant percentage of our revenues (those with the U.S. federal government represented approximately 20.3% of our total revenue in fiscal 2009), the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations.

In addition, since government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements, we must comply with such requirements. For example, for contracts with the U.S. federal government, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act, and DoD security regulations. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping, and accounting. These regulations and requirements affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. Government contracts also contain terms that expose us to heightened levels of risk and potential liability than non-government contracts. This includes, for example, unlimited indemnification obligations.

We also are subject to government audits, investigations, and proceedings, and so-called “qui tam” actions brought by individuals or the government under the U.S. Federal False Claims Act or under similar state and local laws. For example, government agencies routinely review and audit government contractors to determine whether allowable costs are in accordance with applicable regulations. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies.

If we violate a rule or regulation, fail to comply with a contractual or other requirement or do not satisfy an audit, a variety of penalties can be imposed including monetary damages and criminal and civil penalties. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. The occurrence of any of these actions could harm our reputation and could have a material adverse impact on our business, financial condition, and results of operations.

We bear the risk of cost overruns in fixed-price and guaranteed maximum price contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

For fiscal 2009, approximately 15% of our revenues were earned under contracts that were either fixed-price or guaranteed maximum price in nature. For these contracts, we bear the risk of paying some, if not all, of any cost overruns. Under fixed-price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or our vendors’ or subcontractors’ inability to perform, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.

The contracts in our backlog may be adjusted, cancelled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog may not be a good indicator of our future gross margins.

As of the end of fiscal 2009, our backlog totaled approximately $15.2 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. In addition, the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. Our backlog includes expected revenues for contracts that are based on estimates. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of wide-spread economic slowdowns.

Additionally, the way we perform on our individual contracts can affect greatly our gross margins and hence, future profitability. In some markets, there is a continuing trend towards cost-reimbursable contracts with incentive-fee arrangements. Typically, our incentive fees are based on such things as achievement of target completion dates or target costs, overall safety performance, overall client satisfaction, and other performance criteria. If we fail to meet such targets or achieve the expected performance standards, we may receive a lower, or even zero, incentive fee resulting in lower gross margins. Accordingly, there is no assurance that the contracts in backlog, assuming they produce the revenues currently expected, will generate gross margins at the rates we have realized in the past.

Our use of joint ventures and partnerships exposes us to risks and uncertainties, many of which are outside of our control.

As is common in the industry, we participate in projects by entering into joint ventures, partnerships, and similar arrangements. This situation exposes us to a number of risks, including the risk that our partners may be unable to fulfill their obligations to us or our clients. Our partners may also be unable or unwilling to provide the required levels of financial support to the partnerships. If these circumstances occur, we may be required to pay financial penalties or liquidated damages, provide additional services, or make additional investments to ensure adequate performance and delivery of the contracted services. Under agreements with joint and several liabilities, we could be liable for both our obligations and those of our partners. These circumstances could also lead to disputes and litigation with our partners or clients, all of which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

In addition, we participate in joint ventures and similar arrangements in which we are not the controlling partner. In these cases, we have limited control over the actions of the joint venture. In addition, these joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent the controlling partner makes decisions that negatively impact the joint venture or internal control problems arise within the joint venture, it could have a material adverse impact on our business, financial condition, and results of operations.

We are dependent on third parties to complete many of our contracts.

Much of the work performed under our contracts is performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or at a higher price than anticipated, which could impact contract profitability.

In the current economic environment, third-parties may find it difficult to obtain sufficient financing to help fund their operations. The inability to obtain financing could adversely affect a third party’s ability to provide materials, equipment or services which could have a material adverse impact on our business, financial condition, and results of operations.

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

Historically, we have had adequate bonding capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion. In addition, because of the overall lack of worldwide bonding capacity, we may find it difficult to find sureties who will provide required levels of bonding or such bonding may only be available at significant additional cost. There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new contracts that require such bonding could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

Various U.S. federal, state, local, and foreign environmental laws and regulations may impose liability for property damage and costs of investigation and cleanup of hazardous or toxic substances on property currently or previously owned by us or arising out of our waste management or environmental remediation activities. These laws may impose responsibility and liability without regard to knowledge of or causation of the presence of contaminants. The liability under these laws is joint and several. We have potential liabilities associated with our past waste management and other activities and with our current and prior ownership of various properties. The discovery of additional contaminants or the imposition of unforeseen clean-up obligations at these or other sites could have a material adverse impact on our financial condition and results of operations.

When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We may be subject to liability claims by employees, customers, and third parties as a result of such exposures. In addition, we may be subject to fines, penalties or other liabilities arising under environmental or safety laws. A claim, if not covered by insurance, could have a material adverse impact on our results of operations and financial condition.

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

In addition, we and many of our clients operate in highly regulated environments, which may require us or our clients to obtain, and to comply with, federal, state, and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with, or the loss or modification of, the conditions of permits or approvals may subject us to penalties or other liabilities, which could have a material adverse impact on our business, financial condition, and result of operations.

Our global operations require importing and exporting goods and technology across international borders. Although we have policies and procedures to comply with U.S. and foreign international trade laws, the violation of such laws could subject the Company and its employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and therefore, our ability to do business.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance, and suspension or debarment from contracting, which could weaken our ability to win contracts and result in reduced revenues and profits and could have a material adverse impact on our business, financial condition, and results of operations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

The loss of one or a few customers could have an adverse impact on us.

A few clients have in the past and may in the future account for a significant portion of our revenue and/or backlog in any one year or over a period of several consecutive years. For example, in fiscal 2009, fiscal 2008, and fiscal 2007, approximately 20.3%, 16.8%, and 16.6%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay, or cancel their contracts at any time. Our loss of business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.

We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted.

We face intense competition to provide technical, professional, and construction services to clients. The extent of such competition varies by industry, geographic market, and project type. For example, with respect to our construction and operations and maintenance services, clients generally award large projects to large contractors, which may give our larger competitors an advantage when bidding for these projects. Conversely, with respect to our engineering, design, architectural, and consulting services, low barriers of entry can result in competition with smaller, newer competitors. If we are unable to compete effectively, we may experience a loss of market share or reduced profitability or both, which if significant, could have a material adverse impact on our business, financial condition, and results of operations.

Our larger competitors for engineering, construction, and maintenance services for process plants include Bechtel; Fluor; Foster Wheeler; KBR; Aker Kvaerner; Technip; WorleyParsons; the Shaw Group; and AMEC. In the area of buildings, our competitors include several of the competitors previously mentioned as well as HDR; HOK; AECOM; and Turner. In the area of infrastructure, our competitors include several of the competitors previously mentioned as well as URS; Parsons Brinckerhoff; HNTB; Tetra Tech; Parsons; and W.S. Atkins. In the area of national government programs, our principal competitors include several of the competitors listed above as well as SAIC; CH2M Hill; Weston; Lockheed Martin; and Computer Sciences Corporation.

In addition to the risks discussed elsewhere in Risk Factors, our international operations are also exposed to additional risks and uncertainties including unfavorable political developments and weak foreign economies.

For fiscal 2009, approximately 35.8% of our revenues was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. At a minimum, our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In addition, our international operations are subject to a variety of risks, including:

•	Recessions in foreign economies and the impact on our costs of doing business in those countries;

•	Difficulties in staffing and managing foreign operations, including logistical and communication challenges;

•	Unexpected changes in foreign government policies and regulatory requirements;

•	Lack of developed legal systems to enforce contractual rights;

•	Renegotiation or nullification of our existing contracts;

•	The adoption of new, and the expansion of existing, trade or other restrictions;

•	Embargoes;

•	Acts of war, civil unrest, force majeure, and terrorism;

•	The ability to finance efficiently our foreign operations;

•	Social, political, and economic instability;

•	Expropriation of property;

•	Tax increases;

•	Limitations on the ability to repatriate foreign earnings; and

•	U.S. government policies.

To the extent our international operations are affected by unexpected or adverse economic, political and other conditions, our business, financial condition, and results of operations may be adversely affected.

Our business strategy relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.

Our business strategy involves growth through, among other things, the acquisition of other companies. Acquiring companies presents a number of risks, including:

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

One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. Accordingly, we filed a shelf registration statement on Form S-4 on December 7, 2007. If we issue additional equity securities pursuant to this shelf registration statement or otherwise, such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages in the Company.

Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our common stock.

Our quarterly operating results may fluctuate significantly, which could have a material negative effect on the price of our common stock because of a number of factors, including:

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

In preparing our financial statements, our management is required under U.S. generally accepted accounting principles to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•	Recognition of contract revenue, costs, profit or losses in applying the principles of percentage of completion accounting;

•	Estimated amounts for expected project losses, warranty costs, contract close-out or other costs;

•	Recognition of recoveries under contract change orders or claims;

•	Collectibility of billed and unbilled accounts receivable and the need and amount of any allowance for doubtful accounts;

•	The amount of reserves necessary for self-insured risks;

•	Accruals for estimated liabilities, including litigation reserves;

•	Valuation of assets acquired, and liabilities, goodwill, and intangible assets assumed, in acquisitions;

•	Valuation of stock-based compensation; and

•	The determination of liabilities under pension and other post-retirement benefit programs.

Our actual business and financial results could differ from our estimates of such results, which could have a material negative impact on our financial condition and results of operations.

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.

Under accounting principles generally accepted in the U.S., we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach, rather than amortizing it over time. As of October 2, 2009, we had $929.8 million of goodwill, representing 21.0% of our total assets of $4.4 billion. We have chosen to perform our annual impairment reviews of goodwill at the end of the third quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.

If the fair value of our reporting units is less than their carrying value, we could be required to record an impairment charge. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken. For a further discussion of goodwill impairment testing, please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.

Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price and may be at risk to the effects of rising inflation with respect to those contracts that are guaranteed maximum-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 85% during fiscal 2009), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition, and results of operations.

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

Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Abu Dhabi, Austria; Australia; Belgium; Canada; China; the Czech Republic; Finland; France; Germany; Greece; India; Italy; Mexico; The Netherlands; Poland; Puerto Rico; Republic of Ireland; Saudi Arabia; Singapore; Spain; Sweden; United Arab Emirates; and the U.K. Such space is used for operations (providing technical, professional, and other home office services), sales, and administration. Most of our properties are leased. In addition, we own facilities located in Charleston, South Carolina which serve as our principal manufacturing and fabrication site for our modular construction activities. The total amount of space used by us for all of our operations is approximately 6.8 million square feet.

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

	Low Sales Price	High Sales Price
Fiscal 2009:
First quarter	$26.00	$54.19
Second quarter	30.16	54.71
Third quarter	36.75	47.35
Fourth quarter	36.18	49.73

Fiscal 2008:
First quarter	$74.18	$99.62
Second quarter	67.18	103.29
Third quarter	72.82	98.31
Fourth quarter	46.49	86.89

Holders

According to the records of our transfer agent, there were 1,461 shareholders of record as of November 17, 2009.

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

Performance Graph

The following graph shows the changes over the past five-year period in the value of $100 invested at the end of fiscal 2004 in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Index, and (3) the Dow Jones Heavy Construction Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. The investments are assumed to have occurred at the beginning of the period presented.

	9/04	9/05	9/06	9/07	9/08	9/09
Jacobs Engineering Group	$100.00	$176.03	$195.17	$394.78	$283.68	$240.01
S&P 500 Index	$100.00	$112.25	$124.37	$144.81	$112.99	$105.18
Dow Jones Heavy Construction Group Index	$100.00	$160.129	$190.90	$385.72	$246.97	$234.30

Note: The above information was provided by Research Data Group, Inc.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. Amounts are presented in thousands, except for per share information:

	2009	2008	2007	2006	2005
Results of Operations:
Revenues	$11,467,376	$11,252,159	$8,473,970	$7,421,270	$5,635,001
Net earnings	399,854	420,742	287,130	196,883	131,608

Financial Position:
Current ratio	2.17 to 1	1.74 to 1	1.78 to 1	1.75 to 1	1.70 to 1
Working capital	$1,522,548	$1,173,237	$1,001,644	$776,766	$552,336
Current assets	2,818,449	2,750,234	2,278,078	1,817,961	1,337,431
Total assets	4,428,614	4,278,238	3,389,421	2,853,884	2,378,859
Long-term debt	737	55,675	40,450	77,673	89,632
Stockholders’ equity	2,625,913	2,245,147	1,843,662	1,423,214	1,165,780
Return on average equity	16.42%	20.58%	17.58%	15.21%	12.00%
Backlog:
Technical professional services	$8,209,300	$8,085,200	$6,188,500	$5,153,400	$4,329,000
Field services	7,010,100	8,611,400	7,397,300	4,624,300	4,314,000

Total	$15,219,400	$16,696,600	$13,585,800	$9,777,700	$8,643,000

Per Share Information:
Basic earnings per share	$3.26	$3.47	$2.42	$1.69	$1.15
Diluted earnings per share	3.21	3.38	2.35	1.64	1.12
Stockholders’ equity	21.14	18.30	15.34	12.06	10.03

Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	124,534	124,357	122,226	120,373	117,379

Common Shares Outstanding At Year End	124,230	122,701	120,222	117,992	116,260

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net earnings for fiscal 2009 decreased $20.9 million, or 5.0%, to $399.9 million as compared to $420.7 million for the prior fiscal year. Diluted earnings per share also declined by 5.0%, from $3.38 for fiscal 2008 to $3.21 for fiscal 2009.

Our results for fiscal 2009 reflect the continuing effects of the current global recession which has caused many of our private sector clients to re-examine their capital expenditure plans resulting in the delay in the release of new projects, and, in certain instances, cancellations. The current economic conditions have also had a negative effect on many of our public sector clients as we have seen spending reductions by federal and state governments and the delay and curtailment of key infrastructure programs.

Although consolidated revenues for fiscal 2009 increased by $215.2 million, or 2%, from fiscal 2008, most of the increase occurred during the first two quarters of fiscal 2009 as the Company completed a number of projects in several of the industries and markets we serve. During the second half of fiscal 2009, as the global economy continued to slow, revenues dropped-off significantly, project delays increased, and awards of new contracts slowed.

In response to the current recession, the Company is implementing a variety of cost-control measures that are intended to help stabilize our earnings. We have reduced personnel, implemented a salary and hiring freeze, and have closed a number of our smaller offices. In spite of these actions, the continuing and persistent economic sluggishness will most likely continue to impact our business in fiscal 2010, and may impair our ability to forecast business trends accurately.

On the other hand, we are a very diversified business. We provide a wide-range of services to customers operating in a wide range of industries and markets. Accordingly, we believe that as the global economy begins to recover, and depending on which industries and markets start their recovery first, we will be well positioned to capitalize on whatever increased capital spending occurs. Our cash and cash equivalents totaled $1.0 billion at October 2, 2009; this is $429.2 million higher than the comparable amount last year. Our debt-to-equity ratio was 0.7% at the end of fiscal 2009, and we have over $469.7 million available under our various credit facilities.

Our backlog totaled $15.2 billion at the end of fiscal 2009.

The Company’s fiscal year ends on the Friday closest to September 30 (determined on the basis of the number of workdays) and, accordingly, an additional week of activity is added every five to six years, such as in fiscal 2009. In the past, and solely for ease of reference, we titled our financial statements as being “at” or “for the fiscal year ended” September 30. Henceforth, we will title our financial statements using the specific date on which our fiscal years end. There was no material effect on our consolidated financial statements from making this change in presentation.

Critical Accounting Policies

In order to understand better the changes that occur to key elements of our financial condition, results of operations, and cash flows, a reader of this Management’s Discussion and Analysis should be aware of the critical accounting policies we apply in preparing our consolidated financial statements.

The consolidated financial statements contained in this report were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements and the financial statements of any business performing long-term engineering and construction-type contracts requires management to make certain estimates and judgments that affect both the entity’s results of operations and the carrying values of its assets and liabilities. Although our significant accounting polices are described in Note 2—Significant Accounting Policies of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K, the following discussion is intended to highlight and describe those accounting policies that are especially critical to the preparation of our consolidated financial statements.

Revenue Accounting for Contracts and Use of Joint Ventures—In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule; the cost of materials and labor; productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Many of our engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. In some of the markets we serve there is an increasing trend towards cost-reimbursable contracts with incentive-fee arrangements. In certain instances, we base our incentive fees on achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues recognized from the project.

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

Certain cost-reimbursable contracts with government customers as well as certain commercial clients provide that contract costs are subject to audit and adjustment. In this situation, revenues are recorded at the time services are performed based upon the amounts we expect to realize upon completion of the contracts. In those situations where an audit indicates that we may have billed a client for costs that are not allowable under the terms of the contract, we estimate the amount of such nonbillable costs and adjust our revenues accordingly.

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

Accounting for Stock Issued to Employees and Others—We measure the cost of employee services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award.

We use the Black-Scholes option pricing model to compute the grant date fair value of awards of equity instruments. The Black-Scholes model requires the use of highly subjective assumptions in order to compute the hypothetical fair value of a stock option. Changes in these assumptions can cause drastically different values being assigned to a stock option. The value assigned to any stock options that may be awarded in the future as well as the related expense associated with any such awards will be dependent on the assumptions used at the time of award.

Accounting for Pension Plans—The accounting for pension plans requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions include discount rates, investment returns, and projected salary increases, among others. The actuarial assumptions used in determining the funded statuses of the plans are provided in Note 7—Pension Plans of Notes to Consolidated Financial Statement beginning on page F-1 of this Annual Report on Form 10-K.

The expected rates of return on plan assets for fiscal 2009 ranged from 2.3% to 8.0%; this compares to a range of 5.0% to 9.0% for fiscal 2008. We believe the range of rates we applied for fiscal 2009 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were changed from a range of 5.25% to 6.25% in fiscal 2008 to a range of 2.5% to 5.6% in fiscal 2009. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.

Changes in the actuarial assumptions often have a material affect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the our net pension benefit obligation (“PBO”) at October 2, 2009 was higher (lower) by 0.25%, the PBO would have been lower (higher) at that date by approximately $39 million, and the net periodic pension cost for fiscal 2010 would have been lower (higher) by approximately $4 million. Similarly, if the expected return on plan assets were increased (decreased) by 0.25%, the net periodic pension cost for fiscal 2010 would decrease (increase) by approximately $2 million. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the fairness of the actuarial assumptions used.

Contractual Guarantees, Litigation, Investigations, and Insurance—In the normal course of business, we are subject to certain contractual guarantees and litigation. The guarantees to which we are a party generally relate to project schedules and plant performance. Most of the litigation in which we are involved has us as a defendant in workers’ compensation; personal injury; environmental; employment/labor; professional liability; and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. We have elected, however, to retain a portion of losses that occur through the use of various deductibles, limits, and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured, and we intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of our contracts.

In accordance with U.S. GAAP, we record in our Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation, and insurance claims. We include any adjustments to such insurance reserves in our consolidated results of operations.

In addition, as a contractor providing services to the United States federal government and several of its agencies, we are subject to many levels of audits, investigations, and claims by, or on behalf of, the U.S. federal government with respect to contract performance, pricing, costs, cost allocations, and procurement practices. We adjust revenues based upon the amounts we expect to realize considering the effects of any client audits or governmental investigations.

Testing Goodwill for Possible Impairment—The goodwill carried in our Consolidated Balance Sheets is tested annually for possible impairment. In performing the annual impairment test, we evaluate our goodwill at the reporting unit level. We have determined that we have two reporting units, which are based on geography. We refer to these reporting units internally as “Europe” and “Non-Europe”. Each of our reporting units conducts the business activities described elsewhere in this 2009 Form 10-K, which includes providing professional technical services such as design, engineering, and architectural services; construction and/or construction management services; and maintenance and operations services.

Our geography-based reporting units reflect the Company’s organizational structure, which is based predominately on geography, as well as our acquisition strategy, which favors acquisition targets that, among other things, provide access to new geographic areas. Our reporting units represent rational groupings into which substantially all of our major acquisitions (which are responsible for the goodwill appearing in our consolidated balance sheet) have been assimilated, and all of the operations under each reporting unit share in the benefits of the goodwill created by our acquisitions.

U.S. GAAP does not prescribe a specific valuation method for estimating the fair value of reporting units. We determined that a market approach is an appropriate method for valuing our reporting units in light of its common use as a technique for valuing businesses in general. Using this method, the fair value of our reporting units was estimated by multiplying their respective after-tax earnings for the trailing twelve months by the Company’s overall average market earnings multiple. Since the activities of each reporting unit approximates that of the Company overall, we concluded that the use the Company’s market multiple for purposes of applying the market-based valuation approach was reasonable. We also believe that the use of this multiple is appropriate considering that both reporting units have qualitative characteristics that are generally consistent with those of the parent company. Those characteristics include size in terms of resources (i.e., personnel); a large, diverse client base; broad geographic reach; and a broad range of design, engineering, and construction and construction management capabilities.

The determination of reporting units and the selection of the valuation technique used to estimate the fair value of the reporting units requires the exercise of judgment by management. The fair values resulting from the valuation technique used are not necessarily representative of the values we might obtain in a sale of the reporting units to willing third parties.

As mentioned above, the key inputs used in the valuation model are the after-tax earnings of our reporting units and the Company’s market-driven average earnings multiple. The multiples used for fiscal 2009, 2008, and 2007 were approximately 15, 31, and 26, respectively. In the event either the after-tax earnings of the Company’s reporting units or the Company’s market earnings multiples decline significantly after the date the annual impairment test is performed, the Company will re-perform the test at a date closer to fiscal year-end.

Based on the results of the above-described tests, there were no indications of impairment of the goodwill shown in our Consolidated Balance Sheets for fiscal years 2009 and 2008.

Changes in the inputs used in our valuation model (i.e., declines in the Company’s average earnings multiple or the after-tax earnings of our reporting units) could result in an indication of possible impairment of goodwill in the future.

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

The following table sets forth our revenues by type of service for each of the last three fiscal years (in thousands):

	2009	2008	2007
Technical Professional Services Revenues:
Project Services	$4,644,043	$5,128,456	$3,828,179
Process, Scientific, and Systems Consulting	894,446	770,223	597,116

Total Technical Professional Services Revenues	5,538,489	5,898,679	4,425,295

Field Services Revenues:
Construction	4,763,640	4,239,439	2,990,177
Operations and Maintenance	1,165,247	1,114,041	1,058,498

Total Field Services Revenues	5,928,887	5,353,480	4,048,675

	$11,467,376	$11,252,159	$8,473,970

We focus our services on clients operating in certain industry groups and markets. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each of the last three fiscal years (in thousands):

	2009	2008	2007
Energy & Refining—Downstream	$4,047,789	$3,687,798	$2,520,064
National Government Programs	2,424,624	1,976,184	1,500,007
Chemicals and Polymers	1,210,027	1,409,868	1,238,350
Infrastructure	933,519	935,333	681,367
Oil & Gas—Upstream	895,284	1,102,743	890,943
Pharmaceuticals and Biotechnology	875,007	978,867	756,178
Buildings	517,085	708,081	437,122
Industrial and Other (a)	564,041	453,285	449,939

	$11,467,376	$11,252,159	$8,473,970

(a)	Includes projects for our clients operating in the technology and manufacturing; pulp and paper; food and consumer products; and basic resources industries, among others.

Fiscal 2009 Compared to Fiscal 2008

We recorded net earnings of $399.9 million, or $3.21 per diluted share, for the fiscal year ended October 2, 2009, compared to net earnings of $420.7 million, or $3.38 per diluted share, for fiscal 2008.

Although consolidated revenues for fiscal 2009 increased by $215.2 million, or 2.0%, from fiscal 2008, most of the increase occurred during the first two quarters of fiscal 2009 as the Company completed a number of projects for clients operating in several of the industries and markets we serve. During the second half of fiscal 2009, as the global economy continued to slow, revenues dropped-off significantly, while project delays increased and awards of new contracts also slowed.

Revenues during fiscal 2009 from projects for clients operating in the energy & refining (downstream) and the oil & gas (upstream) industries increased a total of $152.5 million, or 3.2%, from last year. All of the increase related to projects for clients operating in the energy & refinery sector and reflects the ramping-up of work performed at a large, U.S. oil refinery. This increase was off-set in part by the winding-down of work on certain projects in the upstream sector of the petroleum market that were awarded to the Company in prior years when oil prices were at historically high levels.

Revenues during fiscal 2009 from projects for our national government clients increased by $448.4 million, or 22.7%, from last year. Most of the increase continues to relate to revenues from the U.S. federal government on projects for research and development test engineering, scientific, and other technical services. Although the Company performed services during fiscal 2009 for projects that were funded in part under the American Recovery and Reinvestment Act of 2009 (“ARRA”), such revenues were not significant.

Revenues during fiscal 2009 from projects for clients operating in the chemicals and polymers industries, and the pharmaceuticals and biotechnology industries as well as the buildings market all declined as compared to last year, as clients reviewed their capital expenditure plans in light of the global recession and delayed the release of new projects.

Direct costs of contracts for fiscal 2009 increased $388.8 million, or 4.1%, to $9.9 billion, compared to $9.5 billion for fiscal 2008. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through cost we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

Pass-through costs for fiscal 2009 increased $499.6 million, or 14.2%, to $4.0 billion, compared to $3.5 billion for fiscal 2008. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Field services revenues for fiscal 2009 increased $575.4 million, or 10.7%, to $5.9 billion, compared to $5.4 billion for fiscal 2008. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts were 86.4% for fiscal 2009, compared to 84.6% for fiscal 2008. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The increase in the ratio of direct costs of contracts to revenues in fiscal 2009 as compared to last year was due primarily to higher levels of pass-through costs combined with a slight decrease in the margin rates earned on our technical professional services revenues.

SG&A expenses for fiscal 2009 decreased by $151.1 million, or 13.8%, to $940.3 million, compared to $1.1 billion for fiscal 2008. Our SG&A expenses typically fluctuate as a result of changes in head count and the spending required to support our technical professional services revenues, which normally require additional overhead costs. Therefore, when our technical professional services revenues increase or decrease, we typically see a corresponding change in SG&A expenses. The decrease in SG&A expenses was due primarily to the decline in our project services revenues combined with management’s efforts to reduce SG&A expenses.

Operating profit for fiscal 2009 decreased by $22.5 million, or 3.5%, to $620.6 million, compared to $643.1 million for fiscal 2008. As a percentage of revenues, operating profit was 5.4% for fiscal 2009, compared to 5.7% in fiscal 2008. This decrease in operating profit is due primarily to the overall decline in business volume, and in particular, the decrease in project services revenues.

Interest income for fiscal 2009 decreased by $2.3 million, or 14.9%, to $13.1 million, compared to $15.4 million for fiscal 2008. Even though the Company maintained higher average cash balances during fiscal 2009 as compared to fiscal 2008, the rate of interest earned on our deposits and investments was significantly lower in 2009 as compared to fiscal 2008.

Interest expense for fiscal 2009 decreased by $1.5 million, or 33.9%, to $2.9 million, compared to $4.4 million for fiscal 2008. The decrease in interest expense was due primarily to lower average borrowings outstanding during fiscal 2009 as compared to last year.

Miscellaneous expense, net for fiscal 2009 totaled $6.0 million as compared to miscellaneous income, net of $3.3 million for fiscal 2008. Included in miscellaneous income, net last year was a $10.6 million gain from the sale of the Company’s interest in a business that provides specialized operations and maintenance services for highways and associated facilities. By excluding the gain from fiscal 2008, miscellaneous expense, net for fiscal 2008 would have been $7.3 million.

We recorded income tax expense of $224.9 million during fiscal 2009, compared to $236.7 million during fiscal 2008. Our overall effective tax rate in fiscal 2009 was 36%—the same as fiscal 2008. In the normal course of our business, we may engage in numerous transactions for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. We continually monitor the appropriateness of the rate, and we adjust our income tax expense in the period it is probable that actual results will change.

Fiscal 2008 Compared to Fiscal 2007

We recorded net earnings of $420.7 million, or $3.38 per diluted share, for the fiscal year ended September 26, 2008, compared to net earnings of $287.1 million, or $2.35 per diluted share for fiscal 2007. Total revenues for fiscal 2008 increased by $2.8 billion, or 32.8%, to $11.3 billion, compared to total revenues of $8.5 billion for fiscal 2007.

Revenues increased among all of the industry groups and markets we served from fiscal 2007 to fiscal 2008. We saw particularly robust business activity by clients in both the upstream and downstream sectors of the oil and gas industry. Capital spending by clients operating in the upstream markets continued to be positively influenced during fiscal 2008 by higher crude prices.

We also saw significant revenue growth in fiscal 2008 from projects for clients operating in the energy and refining sector of the petroleum market. Most of this growth related to refinery expansion projects.

Revenues from projects for our national government clients increased by $476.2 million, or 31.7%, from fiscal 2007 to fiscal 2008. Most of the increase was attributable to revenues from the U.S. federal government on projects for research and development test engineering, scientific, and other technical services. Revenues during fiscal 2008 from environmental engineering and remediation projects was relatively flat with fiscal 2007.

Revenues from projects performed for our buildings and infrastructure clients increased by a combined $524.9 million, or 46.9%, from fiscal 2007 to fiscal 2008. Part of the increase in infrastructure and buildings work was due to the acquisition of Carter & Burgess, Inc. (“Carter & Burgess”) in November 2007. These markets also benefited from an increase in capital spending by various clients to improve and develop their transportation infrastructure, and for projects relating to hospitals, medical and research facilities, and other technical buildings and facilities.

Revenues from projects for our clients in the chemicals and polymers industries increased by $171.5 million, or 13.9%, from fiscal 2007 to fiscal 2008. The increase was due primarily to continuing high demand to increase production capacity.

Direct costs of contracts for fiscal 2008 increased $2.3 billion, or 31.1%, to $9.5 billion, compared to $7.3 billion for fiscal 2007. Pass-through costs for fiscal 2008 increased $770.7 million, or 28.1%, to $3.5 billion, compared to $2.7 billion for fiscal 2007. As discussed above, pass-through costs are more significant on projects that have a higher content of field services activities. Field services revenues for fiscal 2008 increased $1.3 billion, or 31.1%, to $5.4 billion, compared to $4.0 billion for fiscal 2007.

As a percentage of revenues, direct costs of contracts were 84.6% for fiscal 2008, compared to 85.7% for fiscal. The decrease in the ratio of direct costs of contracts to revenues in fiscal 2008 as compared to fiscal 2007 was due primarily to a slight increase in the margin rates earned on our technical professional services revenues.

SG&A expenses for fiscal 2008 increased by $322.0 million, or 41.9%, to $1.1 billion, compared to $769.4 million for fiscal 2007. The increase in SG&A expenses was partially due to the business growth we experienced in fiscal 2008, particularly in support of the 33.3% increase in technical professional services area of our business. Also contributing to the increase in SG&A expenses was the acquisition of Carter & Burgess in November 2007.

It was not practicable to isolate the increases in direct costs of contracts and SG&A expenses relating to that acquisition as it has been largely integrated into our other operations.

Operating profit for fiscal 2008 increased by $201.1 million, or 45.5%, to $643.1 million, compared to $442.0 million for fiscal 2007. As a percentage of revenues, operating profit was 5.7% for fiscal 2008, compared to 5.2% in fiscal 2007. Although the Company improved the margins earned on technical professional services during fiscal 2008 relative to the preceding year, the increase was offset by the higher level of SG&A expenses acquired with Carter & Burgess.

Interest income for fiscal 2008 decreased by $4.3 million, or 21.8%, to $15.4 million, compared to $19.8 million for fiscal 2007. The decrease in interest income was due primarily to a lower rate of interest earned on our deposits during fiscal 2008 as compared to the preceding year.

Interest expense for fiscal 2008 decreased by $3.6 million, or 45.0%, to $4.4 million, compared to $8.0 million for fiscal 2007. The decrease in interest expense was due primarily to lower average borrowings outstanding during fiscal 2008 as compared to the preceding year.

Miscellaneous income, net for fiscal 2008 increased $8.4 million to $3.3 million as compared to last year. Included in this amount is a $10.6 million gain from the sale, recognized in the first quarter of fiscal 2008, of the Company’s interest in a business that provides specialized operations and maintenance services for highways and associated facilities.

Contractual Obligations

The following table sets forth certain information about our contractual obligations as of October 2, 2009 (in thousands):

	Total	Payments Due by Fiscal Period
		1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations	$18,232	$17,495	$737	$—	$—
Operating leases (a)	784,825	145,846	248,413	125,658	264,908
Obligations under defined benefit pension plans (b)	311,126	38,600	81,894	88,576	102,056
Obligations under nonqualified deferred compensation plans (c)	76,561	6,727	14,272	15,437	40,125
Purchase obligations (d)	860,702	860,702	—	—	—

Total	$2,051,446	$1,069,370	$345,316	$229,671	$407,089

(a)	Assumes the Company will make end of lease term residual value guarantee payments of $35.3 million in 2011 and $38.8 million in 2015 with respect to the lease of two office buildings in Houston, Texas.
(b)	Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2010, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of October 2, 2009. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.
(c)	Assumes that future payments will be consistent with amounts paid in fiscal 2009, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of October 2, 2009.
(d)	Represents those liabilities estimated to be under firm contractual commitments as of October 2, 2009.

Backlog

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. With respect to operations and maintenance (“O&M”) contracts, however, we include in backlog the amount of revenues we expect to receive for only one succeeding year, regardless of the remaining life of the contract. For national government programs (other than U.S. federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, excluding option periods.

The following table summarizes our backlog for each of the last three fiscal years (in millions):

	2009	2008	2007
Technical professional services	$8,209.3	$8,085.2	$6,188.5
Field services	7,010.1	8,611.4	7,397.3

Total	$15,219.4	$16,696.6	$13,585.8

Because the entire value of a contract is added to backlog as soon as the contract is awarded to us (rather than adding the contracts to backlog gradually over time), and because many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. Our backlog at October 2, 2009 decreased by $1.5 billion, or 8.8%, to $15.2 billion from $16.7 billion at September 26, 2008.

In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. During fiscal 2009, approximately $1.9 billion was removed from backlog as a result of project cancellations. Approximately $2.4 billion was removed from backlog during fiscal 2008 relating to cancelled projects. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs.

While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein. Accordingly, backlog is not necessarily a reliable indicator of future revenues.

Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $4.2 billion (or 27.7% of total backlog), $3.4 billion (or 20.4% of total backlog), and $2.2 billion (or 16.5% of total backlog) at October 2, 2009, September 26, 2008, and September 28, 2007, respectively. Most of our U.S. federal contracts require that services be provided beyond one year. In general, these contract must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts)

Subject to the factors discussed in Item 1A—Risk Factors, above, we estimate that approximately $8.0 billion, or 52.4%, of total backlog at October 2, 2009 will be realized as revenues within the next fiscal year.

Effects of Inflation

The effects of inflation on our business is discussed in detail in Item 1A—Risk Factors, and is incorporated herein by reference.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. At October 2, 2009, our principal source of liquidity consisted of $1.0 billion of cash and cash equivalents, and $289.3 million of available capacity under our $290.0 million unsecured, revolving credit facility discussed below.

During fiscal 2009, our cash and cash equivalents increased by $429.2 million, to $1.0 billion. This compares to a decrease in cash and cash equivalents of $8.9 million during fiscal 2008, and an increase of $179.3 million during fiscal 2007. During fiscal 2009, we generated net cash inflows of $533.5 million from operating activities and $29.6 million from the effect of exchange rate changes. These inflows were offset in part by outflows from investing activities and financing activities of $94.9 million and $39.0 million, respectively.

Our operations provided net cash of $533.5 million during fiscal 2009. This compares to net cash inflows of $313.4 million and $360.9 million during fiscal 2008 and 2007, respectively. The $220.1 million increase in cash provided by operations in fiscal 2009 as compared to fiscal 2008 was due primarily to the following factors:

•	a $173.7 million increase relating to changes in our working capital accounts (discussed below);

•	a $45.5 million increase relating to higher stock based compensation (including the related excess tax benefits);

•	a $9.4 million decrease in gains relating to sales of investments (the cash flows from which are reclassified to the investing section within our Consolidated Statements of Cash Flows);

•	an $8.3 million increase in the amortization of intangible assets;

•	a $4.9 million increase in depreciation and amortization of property, equipment and improvements; and,

•	a $4.2 million change in deferred income taxes.

These increases in cash flows from operations were offset in part by a $20.9 million decrease in net earnings.

With respect to the $173.7 million increase in cash flows relating to changes in our working capital accounts, there was no unusual activity occurring in these accounts during fiscal 2009. Because such a high percentage of our revenues are earned on cost-plus type contracts (85% and 86% of total revenues for fiscal years 2009 and 2008, respectively), and due to the significance of revenues relating to pass-through costs, most of the costs we incur are included in invoices we send to clients. Although we continually monitor our accounts receivable, we manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, accounts payable, and billings in excess of cost. Accounts payable consists of obligations to third parties relating primarily to costs incurred for projects which are generally billable to clients. Accounts receivable consist of billings to our clients—a substantial portion of which is for project-related costs. Billings in excess of cost consist of billings to and payments from our clients for costs yet to be incurred.

This relationship between revenues and costs, and between receivables and payables is unique for our industry, and facilitates reviews of cash flow information at the total working capital level. The $169.5 million increase in cash flows relating to changes in our working capital accounts was due primarily to the timing of cash receipts and payments within our working capital accounts. It is indicative of the general softening of the business, and reflects the situation where existing receivables are being collected at a faster pace than new receivables are being generated, and where project costs are being incurred at a slower rate than the prior year.

We used $94.9 million of cash and cash equivalents for investing activities during fiscal 2009. This compares to net cash outflows of $409.9 million and $165.8 million during fiscal 2008 and 2007, respectively. The $315.0 million decrease in cash used for investing activities as compared to fiscal 2009 was due primarily to decreases in cash used to acquire businesses and to purchase property and equipment, off-set in part by an increase in cash used for investments.

We used $22.3 million of cash in fiscal 2009 to acquire a small construction and maintenance contractor located in North America. This compares to $264.1 million of cash used to acquire various domestic and international businesses last fiscal year.

Additions to property and equipment, net of disposals, used $53.3 million of cash in fiscal 2009, or $61.1 million less than the amount used last fiscal year. Included in the fiscal 2009 additions were major capital improvements made to our modular construction facility in Charleston, North Carolina and the development and deployment of our global Human Resources information application.

We used $32.3 million of cash to purchase a one-third share in AWE Management Limited (“AWE”) from British Nuclear Group Limited. AWE is a joint venture between the Company, Lockheed Martin, and Serco Group plc to manage the Atomic Weapons Establishment on behalf of the U.K. Ministry of Defence.

We used $39.0 million of cash and cash equivalents for financing activities during fiscal 2009. This compares to net cash inflows of $98.8 million during fiscal 2008 and net cash outflows of $20.3 million during fiscal 2007. The $137.8 million net decrease in cash flows from financing activities during fiscal 2009 as compared to fiscal 2008 was due primarily to a $50.6 million change in other deferred liabilities (relating primarily to contributions to the Company’s defined benefit pension plans); a $45.7 million decrease in cash flows attributable to issuances of common stock (including the related excess tax benefits); and the Company’s borrowing activities. During fiscal 2008, the Company was a net borrower under all of its long- and short-term credit facilities combined in the amount of $11.4 million. In contrast, during fiscal 2009, the Company used a net $30.0 million of cash to pay-down bank debt.

We believe we have adequate liquidity and capital resources to fund our operations and service our debt for the foreseeable future. We had $1.0 billion in cash and cash equivalents at October 2, 2009, compared to $604.4 million at September 26, 2008. Our consolidated working capital position at October 2, 2009 was $1.5 billion, compared to $1.2 billion at September 26, 2008. We have approximately $469.7 million available under our various credit facilities (including $290.0 million under our long-term, unsecured revolving credit facility), under which only $0.7 million was utilized at October 2, 2009 in the form of direct borrowings. We believe that the capacity, terms and conditions of our long-term revolving credit facility is adequate for our working capital and general business requirements.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk, in the form of guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off-balance sheet arrangements are not reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that is material to investors. See Note 10—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). On the effective date of SFAS 168, the FASB Accounting Standards Codification (“ASC”) became the source of authoritative accounting and reporting standards in the U.S. for nongovernmental entities. After the effective date of SFAS 168, changes to U.S. GAAP will be made through Accounting Standards Updates (“ASU”) issued by the FASB. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The application of SFAS 168 did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13—Multiple-Deliverable Revenue Arrangements, which amends certain guidance in ASC 605-25 (Revenue Recognition—Multiple Element Arrangements). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for annual reporting periods beginning on or after June 15, 2010 and should be applied on a prospective basis for revenue arrangements entered into or materially modified with early adoption permitted. The Company is currently evaluating the impact of ASU 2009-13, if any, on its consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 132(R)-1—Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC 715-20). ASC 715-20 amends SFAS No. 132 (revised 2003)—Employers’ Disclosures about Pensions and Other Postretirement Benefits to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under ASC 715-20 include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This standard is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of ASC 715-20, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167, which has not yet been codified in the ASC, amends FIN 46(R) and requires the Company to perform an analysis to determine whether its variable interests give the Company a controlling financial interest in a variable interest entity. Such analysis requires the Company to asses whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. SFAS 167 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures. SFAS 167 is effective for the Company October 1, 2010. The Company is currently evaluating the impact of this statement, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R—Business Combinations (ASC 805). ASC 805 significantly changes the accounting and reporting for business combinations. Among other changes, ASC 805 requires acquisition related costs to be recognized separately from the acquisition; in a business combination achieved in stages, an acquiree to recognize the identifiable assets, liabilities and noncontrolling interest in the acquiree at the full amounts of their fair values as of the acquisition date; an acquirer to recognize assets or liabilities from contingencies as of the acquisition date. The requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. ASC 805 was effective for the Company October 1, 2009.

In December 2007, the FASB issued SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (ASC 810-10-65). ASC 810-10-65 significantly changes the accounting and reporting of noncontrolling (formerly known as minority) interests in consolidated financial statements. Among other changes, ASC 810-10-65 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements; establishes that net income attributable to both the parent and the noncontrolling interest will be reported in the consolidated statement of earnings; and eliminates the requirement of purchase accounting for a parent’s acquisition of a noncontrolling ownership interest. ASC 810-10-65 was effective for the Company October 1, 2009.

Depending on the size and nature of an acquisition, the adoption of ASC 805 and ASC 810-10-65 could have a material effect on the Company’s consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only committed source for long-term credit is a $290.0 million syndicated revolving credit facility. The total amount outstanding under this facility at October 2, 2009 was $0.7 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the Company can use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk.

Foreign Currency Risk

In situations where our operations incur contract costs in currencies other than their functional currency, we attempt to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts in order to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC 815-10 in accounting for our derivative contracts. The Company does not currently have exchange rate sensitive instruments that would have a material effect on our consolidated financial statements or results of operations.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 2, 2009, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended October 2, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant

Noel G. Watson	73	Chairman of the Board	1965
Craig L. Martin	60	President, Chief Executive Officer and Director	1994
Thomas R. Hammond	58	Executive Vice President, Operations	1975
George A. Kunberger, Jr.	57	Executive Vice President, Operations	1979
Gregory J. Landry	61	Executive Vice President, Operations	1984
John W. Prosser, Jr.	64	Executive Vice President, Finance and Administration and Treasurer	1974
Robert M. Clement	61	Group Vice President	1990
Jay Michael Coyle	49	Group Vice President	1994
James E. Dixon	60	Group Vice President	1993
Michael J. Higgins	65	Group Vice President	1994
Robert Matha	60	Group Vice President	1997
Thomas H. McDuffie	60	Group Vice President	1999
Kevin J. McMahon	53	Group Vice President	2007
Earl J. Mitchell, Jr.	56	Group Vice President	1989
Christopher E. Nagel	58	Group Vice President	1982
Robert V. Pragada	41	Group Vice President	2006
Rogers F. Starr	66	President, Jacobs Technology, Inc.	1999
Philip J. Stassi	54	Group Vice President	1977
James T. Stewart	61	Group Vice President	2006
Allyn B. Taylor	61	Group Vice President	1993
Mark S. Williams	52	Group Vice President	1999
William J. Birkhofer	61	Senior Vice President, Public Sector Sales	1999
Cora L. Carmody	51	Senior Vice President, Information Technology	2008
Andrew F. Kremer	52	Senior Vice President, Global Sales	1998
William C. Markley, III	64	Senior Vice President and General Counsel	1981
John McLachlan	63	Senior Vice President, Acquisitions and Strategy	1974
Robert G. Norfleet	46	Senior Vice President, Quality and Safety	1999
Patricia H. Summers	52	Senior Vice President, Global Human Resources	2004
Nazim G. Thawerbhoy	62	Senior Vice President and Controller	1979

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. McMahon, Stewart, and Pragada and Ms. Carmody, have served in executive and senior management capacities with the Company for more than five years.

Mr. McMahon joined the Company in April 2007 through the acquisition of Edwards and Kelcey, Inc. Mr. McMahon served in various senior management roles with Edwards and Kelcey since first joining them in 1991, most recently as chairman and chief executive officer from 1999 to 2007. Prior to joining Jacobs in 2006,

Mr. Stewart was chairman and chief executive officer of Mobile Energy Services Company, an industrial energy company and supplier from 2000 to 2005. Prior to joining Jacobs in 2008, Ms. Carmody served as the Chief Information Officer for SAIC Inc., a large provider of scientific, engineering, systems integration and technical services and solutions, from August 2003 to April 2008. Mr. Pragada joined Jacobs in March 2006 as Vice President Operations, North American Field Services, and was promoted to Group Vice President in February 2009. Prior to joining Jacobs, Mr. Pragada was the Chief Operating Officer of Kinetic Systems, a company involved in vibration isolation, damping, and structural design, from December 1998 to February 2006 and has held other senior positions globally.

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

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of October 2, 2009:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders - (a)	7,031,017	$37.43	10,528,796
Equity compensation plans not approved by shareholders	—	—	—

Total		$

(a):	The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”), and the Global Employee Stock Purchase Plan (the “GESPP”). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occurs monthly. Our shareholders have authorized a total of 27.8 million shares of common stock to be issued through the 1989 ESPP and the GESPP. From the inception of the 1989 ESPP and the GESPP through October 2, 2009, a total of 21.8 million shares have been issued, leaving 6.0 million shares of common stock available for future issuance at that date.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	The Company’s Consolidated Financial Statements at October 2, 2009 and September 26, 2008 and for each of the three years in the period ended October 2, 2009, September 26, 2008 and September 28, 2007 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

(2)	Financial statement schedules – no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)	See Exhibits and Index to Exhibits, below.

(b)	Exhibits and Index to Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 10.4 to the Registrant’s fiscal 2007 Annual Report on Form 10-K and incorporated herein by reference.

3.2	Jacobs Engineering Group Inc. Amended and Restated Bylaws, effective as of July 30, 2009. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2009 and incorporated herein by reference.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 7.04 of Article VII of Exhibit 3.2.

4.3	Amended and Restated Rights Agreement, amended and restated as of December 20, 2000 by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. Filed as Exhibit 1 to Registrant’s Form 8-A/A filed on December 22, 2000 and incorporated herein by reference.

10.1 #	The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers. Filed as Exhibit 10.1 to the Registrant’s fiscal 2006 Annual Report on Form 10-K and incorporated herein by reference.

10.2 #	The Executive Security Program of Jacobs Engineering Group Inc. and associated amendments. Filed as Exhibit 10.3 Form of Jacobs Engineering Group Inc. Nonqualified Stock Option Agreement. Filed as exhibit 10.3, 10.4 and 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.3 #	Jacobs Engineering Group Inc. 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.3 to the Registrant’s fiscal 2006 Annual Report on Form 10-K and incorporated herein by reference.

10.4 #	Jacobs Engineering Group Inc. 1993 Executive Deferral Plan, effective December 1, 1993. Filed as exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.5 #	Jacobs Engineering Group Inc. 1995 Executive Deferral Plan, effective January 1, 1995. Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.6 #	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.4 to the Registrant’s fiscal 2007 Annual Report on Form 10-K and incorporated herein by reference.

10.7 #	The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated-effective January 22, 2009. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2009 and incorporated herein by reference.

10.8 #	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.9	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors. Filed as Exhibit 10.8 to the Registrant’s fiscal 2008 Annual Report on Form 10-K and incorporated herein by reference.

10.10 #	Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated April 1, 2003. Filed as Exhibit 10.4 to the Registrant’s fiscal 2007 Annual Report on Form 10-K and incorporated herein by reference.

10.11 #	Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2007 and incorporated herein by reference.

10.12	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as Amended and Restated. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 27, 2009 and incorporated herein by reference.

10.13	Credit Agreement dated as of December 15, 2005 among Jacobs Engineering Group Inc. and certain of its subsidiaries (as “Borrowers”), and the Bank of Nova Scotia, Wachovia Bank N.A., BNP Paribas., Bank of America, N.A. (as “Administrative Agent”), and other lender parties, and Banc of America Securities LLC (as “Sole Lead Arranger”). Filed as Exhibit 10.12 to the Registrant’s fiscal 2006 Annual Report on Form 10-K and incorporated herein by reference.

10.14	Amendment Agreement Entered Into as of May 4, 2007 Among Jacobs Engineering Group Inc. and Certain Subsidiaries, the Bank of Nova Scotia as Canadian Facility Agent, Bank of America, N.A. as Administrative Agent, and Certain Other Lending Banks and Financial Institutions. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2007 and incorporated herein by reference

10.15 #	Assignment Letter Agreement dated February 16, 2005 between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 99.1 to the Registrant’s current report on Form 8-K dated February 22, 2005 and incorporated herein by reference.

10.16 #	Amendment dated March 24, 2005 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 10.15 to the Registrant’s fiscal 2008 Annual Report on Form 10-K and incorporated herein by reference.

10.17 #	Amendment dated April 23, 2008 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 10.16 to the Registrant’s fiscal 2008 Annual Report on Form 10-K and incorporated herein by reference.

†10.18 #	Amendment dated October 1, 2009 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President.

†10.19 #	Relocation Agreement dated October 1, 2009 between the Registrant and George A. Kunberger, Executive Vice President.

10.20 #	Form of Jacobs Engineering Group Inc. Nonqualified Stock Option Agreement. Filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.21 #	Form of Jacobs Engineering Group Inc. Restricted Stock Agreements. Filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

11.	Statement of computation of net income per outstanding share of common stock is incorporated by reference from the Company’s Consolidated Financial Statements and notes thereto (see Item 15(a)(1), above).

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Being filed herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

Dated: November 19, 2009	By:	/s/ CRAIG L. MARTIN
Craig L. Martin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ CRAIG L. MARTIN Craig L. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2009

/S/ NOEL G. WATSON Noel G. Watson	Chairman of the Board	November 19, 2009

/S/ JOSEPH R. BRONSON Joseph R. Bronson	Director	November 19, 2009

/S/ JOHN F. COYNE John F. Coyne	Director	November 19, 2009

/S/ ROBERT C. DAVIDSON, JR. Robert C. Davidson, Jr.	Director	November 19, 2009

/S/ EDWARD V. FRITZKY Edward V. Fritzky	Director	November 19, 2009

/S/ ROBERT B. GWYN Robert B. Gwyn	Director	November 19, 2009

/S/ JOHN P. JUMPER John P. Jumper	Director	November 19, 2009

/S/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director	November 19, 2009

/S/ BENJAMIN F. MONTOYA Benjamin F. Montoya	Director	November 19, 2009

/S/ THOMAS M.T. NILES Thomas M.T. Niles	Director	November 19, 2009

/S/ PETER J. ROBERTSON Peter J. Robertson	Director	November 19, 2009

/S/ JOHN W. PROSSER, JR. John W. Prosser, Jr.	Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	November 19, 2009

/S/ NAZIM G. THAWERBHOY Nazim G. Thawerbhoy	Senior Vice President and Controller (Principal Accounting Officer)	November 19, 2009

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

October 2, 2009

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

At October 2, 2009 and September 26, 2008

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,033,619	$604,420
Receivables	1,618,561	1,957,773
Deferred income taxes	117,066	142,553
Prepaid expenses and other current assets	49,203	45,488

Total current assets	2,818,449	2,750,234

Property, Equipment and Improvements, Net	240,350	256,140

Other Noncurrent Assets:
Goodwill	929,842	924,060
Miscellaneous	439,973	347,804

Total other noncurrent assets	1,369,815	1,271,864

	$4,428,614	$4,278,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$17,495	$966
Accounts payable	340,651	467,888
Accrued liabilities	679,109	825,587
Billings in excess of costs	252,149	234,203
Income taxes payable	6,497	48,353

Total current liabilities	1,295,901	1,576,997

Long-term Debt	737	55,675

Other Deferred Liabilities	500,501	394,241

Noncontrolling Interests	5,562	6,178

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—124,229,933 shares and 122,701,049 shares, respectively	124,230	122,701
Additional paid-in capital	703,860	631,043
Retained earnings	2,009,338	1,620,673
Accumulated other comprehensive loss	(211,515)	(129,270)

Total stockholders’ equity	2,625,913	2,245,147

	$4,428,614	$4,278,238

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Fiscal Years Ended October 2, 2009, September 26, 2008, and September 28, 2007

(In thousands, except per share information)

	2009	2008	2007
Revenues	$11,467,376	$11,252,159	$8,473,970
Costs and Expenses:
Direct costs of contracts	(9,906,493)	(9,517,673)	(7,262,621)
Selling, general and administrative expenses	(940,310)	(1,091,427)	(769,393)

Operating Profit	620,573	643,059	441,956

Other (Expense) Income:
Interest income	13,145	15,447	19,764
Interest expense	(2,916)	(4,414)	(8,019)
Miscellaneous income (expense), net	(6,029)	3,319	(5,059)

Total other income (expense), net	4,200	14,352	6,686

Earnings Before Taxes	624,773	657,411	448,642
Income Tax Expense	(224,919)	(236,669)	(161,512)

Net Earnings	$399,854	$420,742	$287,130

Net Earnings Per Share:
Basic	$3.26	$3.47	$2.42
Diluted	$3.21	$3.38	$2.35

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Fiscal Years Ended October 2, 2009, September 26, 2008, and September 28, 2007

(In thousands)

		Components of Total Stockholders’ Equity
	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp- rehensive Income (Loss)	Total Stock- holders’ Equity
Balances at September 29, 2006		$58,996	$417,905	$1,023,968	$(77,655)	$1,423,214
Net earnings	$287,130	—	—	287,130	—	287,130
Foreign currency translation adjustments (net of deferred tax expense of $4,300)	22,088	—	—	—	22,088	22,088
Adjustment to initially apply FASB Statement No. 158, (net of deferred tax expense of $21,773)	45,016	—	—	—	45,016	45,016
Other, miscellaneous elements of total comprehensive income (loss), net of deferred tax expense of $610	1,171	—	—	—	1,171	1,171

Comprehensive income	$355,405

Two-for-one stock split, paid in the form of a stock dividend		59,401	(59,401)	—	—	—
Issuances of equity securities, net		1,828	87,778	—	—	89,606
Repurchases of equity securities		(367)	(1,576)	(38,746)	—	(40,689)
Issuance of restricted stock		364	15,762	—	—	16,126

Balances at September 28, 2007		120,222	460,468	1,272,352	(9,380)	1,843,662
Net earnings	$420,742	—	—	420,742	—	420,742
Foreign currency translation adjustments (net of deferred tax expense of $4,550)	(18,656)	—	—	—	(18,656)	(18,656)
Pension liability (net of deferred tax benefit of $40,673)	(100,575)	—	—	—	(100,575)	(100,575)
Other, miscellaneous elements of total comprehensive income (loss), net of deferred tax benefit of $275	(659)	—	—	—	(659)	(659)

Comprehensive income	$300,852

Issuances of equity securities, net		2,144	123,823	—	—	125,967
Adjustment to initially apply FASB Statement No. 48		—	—	(5,340)	—	(5,340)
Repurchases of equity securities		(371)	(1,743)	(67,081)	—	(69,195)
Issuance of restricted stock		706	48,495	—	—	49,201

Balances at September 26, 2008		122,701	631,043	1,620,673	(129,270)	2,245,147
Net earnings	$399,854	—	—	399,854	—	399,854
Foreign currency translation adjustments (net of deferred tax expense of $8,850)	4,744	—	—	—	4,744	4,744
SFAS 158 adjustment to remove early measurement date (net of deferred tax benefit of $2,469)	(982)	—	—	(5,735)	(982)	(6,717)
Pension liability (net of deferred tax benefit of $34,536)	(81,845)	—	—	—	(81,845)	(81,845)
Other, miscellaneous elements of total comprehensive income (loss), net of deferred tax benefit of $2,461	(4,162)	—	—	—	(4,162)	(4,162)

Comprehensive income	$317,609

Issuances of equity securities, net		1,526	66,795	—	—	68,321
Repurchases of equity securities		(144)	(2,676)	(5,454)	—	(8,274)
Issuance of restricted stock		147	8,698	—	—	8,845

Balances at October 2, 2009		$124,230	$703,860	$2,009,338	$(211,515)	$2,625,913

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended October 2, 2009, September 26, 2008, and September 28, 2007

(In thousands)

	2009	2008	2007
Cash Flows from Operating Activities:
Net earnings	$399,854	$420,742	$287,130
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	68,670	63,725	49,712
Intangible assets	17,672	9,401	5,958
Gain on sale of investment	(1,249)	(10,609)	—
Stock based compensation	24,085	21,289	17,982
Excess tax benefits from stock based compensation	(3,514)	(46,257)	(25,803)
Losses on sales of assets, net	152	85	700
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	300,929	(276,671)	(101,645)
Prepaid expenses and other current assets	(4,972)	1,875	(3,675)
Accounts payable	(117,537)	45,782	(54,739)
Accrued liabilities	(135,121)	55,471	78,861
Billings in excess of costs	14,475	(28,932)	119,596
Income taxes payable	(30,414)	56,108	(12,361)
Deferred income taxes	342	386	(1,450)
Other, net	95	1,016	595

Net cash provided by operating activities	533,467	313,411	360,861

Cash Flows from Investing Activities:
Additions to property and equipment	(55,528)	(114,786)	(64,620)
Disposals of property and equipment	2,270	383	1,490
Net change in miscellaneous, non-current assets	15,713	(38,871)	(11,092)
Changes in investments, net	(34,040)	7,431	(2,853)
Acquisition of businesses, net of cash acquired	(23,329)	(264,067)	(88,721)

Net cash used for investing activities	(94,914)	(409,910)	(165,796)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,030	45,570	28,474
Repayments of long-term borrowings	(47,993)	(27,335)	(70,860)
Net change in short-term borrowings	15,933	(6,821)	(13,945)
Proceeds from issuances of common stock	43,361	46,362	34,691
Excess tax benefits from stock based compensation	3,514	46,257	25,803
Other, net	(55,848)	(5,244)	(24,458)

Net cash provided by (used for) financing activities	(39,003)	98,789	(20,295)

Effect of Exchange Rate Changes	29,649	(11,222)	4,515

Increase (Decrease) in Cash and Cash Equivalents	429,199	(8,932)	179,285
Cash and Cash Equivalents at Beginning of Period	604,420	613,352	434,067

Cash and Cash Equivalents at End of Period	$1,033,619	$604,420	$613,352

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

We provide a broad range of technical, professional, and construction services including engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and process, scientific, and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, the Middle East, Asia, and Australia. We provide our services under cost-reimbursable, cost-reimbursable with a guaranteed maximum price, and fixed-price contracts. The percentage of revenues realized from each of these types of contracts for each of the last three fiscal years was as follows:

	2009	2008	2007
Cost-reimbursable	85%	86%	88%
Fixed-price	14	12	10
Guaranteed maximum price	1	2	2

Basis of Presentation and Definition of Fiscal Year

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the parent company, Jacobs Engineering Group Inc., and its subsidiaries. As used herein, references to the “Company”, “we”, “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries, and references to “Jacobs” refer to the parent company only. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on the Friday closest to September 30 (determined on the basis of the number of workdays) and, accordingly, an additional week of activity is added every five to six years, such as in fiscal 2009. In the past, and solely for ease of reference, we titled our financial statements as being “at” or “for the fiscal year ended” September 30. Henceforth, we will title our financial statements using the specific date on which our fiscal years end. There was no material effect on our consolidated financial statements from making this change in presentation.

The Company has evaluated subsequent events through the date of filing the Annual Report on Form 10-K that includes these consolidated financial statements with the U.S. Securities and Exchange Commission. No material subsequent events have occurred since October 2, 2009 that required recognition or disclosure in these financial statements.

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

We have analyzed our joint ventures (sometimes referred to as “variable interest entities”, or “VIEs”, within U.S. GAAP) and have classified them into two groups: (i) those VIEs of which we are the primary beneficiary of the VIEs’ expected residual returns or losses; and (ii) those VIEs of which we are not the primary beneficiary of the VIEs’ expected residual returns or losses. In accordance with U.S. GAAP, we apply the consolidation method of accounting for our investment in material VIEs of which we are the primary beneficiary.

At October 2, 2009, the total assets and liabilities of those VIEs of which we are the primary beneficiary were $76.1 million and $62.3 million, respectively, as compared to total assets of $66.1 million and total liabilities of $50.8 million at September 26, 2008. At October 2, 2009, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $330.5 million and $279.1 million, respectively, as compared to total assets of $501.0 million and total liabilities of $438.1 million at September 26, 2008.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. The amount of such “pass-through” costs included in revenues during fiscal 2009, 2008, and 2007 totaled approximately $4.0 billion, $3.5 billion, and $2.7 billion, respectively. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at October 2, 2009 and September 26, 2008 consisted primarily of money market mutual funds and overnight bank deposits.

Receivables and Billings in Excess of Costs

Included in receivables in the accompanying Consolidated Balance Sheets at October 2, 2009 and September 26, 2008 were $769.6 million and $964.8 million, respectively, of unbilled receivables. Unbilled receivables represent costs and amounts earned and reimbursable under contracts in progress as of the balance sheet date. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at October 2, 2009 and September 26, 2008 were contract retentions totaling $31.4 million and $35.0 million, respectively. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months. Also included in receivables at October 2, 2009 and September 26, 2008 are allowances for doubtful accounts totaling $9.6 million and $10.1 million, respectively.

“Billings in excess of costs” represent cash collected from clients, and billings to clients in advance of work performed. We anticipate that substantially all such amounts will be earned over the next twelve months.

Amounts due from the U.S. federal government, net of advanced billings, included in the accompanying Consolidated Balance Sheets totaled $366.2 million and $274.1 million at October 2, 2009 and September 26, 2008, respectively.

As discussed above, we include in receivables claims representing the recovery of costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenues can be reliably estimated. Such amounts totaled $57.7 million and $56.6 million at October 2, 2009 and September 26, 2008, respectively, of which $37.9 million and $38.1 million, respectively, relate to one claim on a waste incineration project performed in Europe (due to the timing of when the claim may be settled, this claim is included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheets). The dispute involves proper waste feed, content of residues, final acceptance of the plant, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $58.2 million) in damages. The client has filed a counterclaim against us, which we believe is without merit.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or the remaining term of the related lease. Estimated useful lives range from 20 to 40 years for buildings, from 3 to 10 years for equipment and from 4 to 10 years for leasehold improvements.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill and the cost of intangible assets with indefinite lives are not amortized, but are instead tested for possible impairment annually (or more frequently if events occur or circumstances change that would more likely than not reduce the fair values of our reporting units below their respective carrying values). The first step in the impairment test process is to compare the implied fair value of each of the Company’s reporting units to their respective carrying amount, including goodwill. In the event that the carrying value of a reporting unit exceeds its implied fair value, a second test is performed to measure the amount of the impairment loss, if any.

In performing the annual impairment test, the Company evaluates goodwill at the reporting unit level. We have determined that our operating segment is comprised of two reporting units based on geography.

We estimate the fair value of these reporting units using a market approach that multiplies the after-tax earnings of each reporting unit for the trailing twelve months by the Company’s overall average market earnings multiple. Based on the results of these tests, there were no indications of impairment of either reporting unit for each of the fiscal years ended October 2, 2009, September 26, 2008, and September 28, 2007.

Foreign Currencies

In preparing our consolidated financial statements, it is necessary to translate the financial statements of our subsidiaries operating outside the United States, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In accordance with U.S. GAAP, revenues and expenses of operations outside the United States are translated into U.S. dollars using weighted-average exchange rates for the applicable period(s) being translated while the assets and liabilities of operations outside the United States are generally translated into U.S. dollars using period-end exchange rates. The net effect of foreign currency translation adjustments is included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS gives effect to all dilutive securities that were outstanding during the period. Our dilutive securities consist of nonqualified stock options and restricted stock (including restricted stock units).

Share-Based Payments

We measure the value of services received from employees and directors in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value is recognized as a non-cash cost over the period the individual provides services, which is typically the vesting period of the award.

We use the Black-Scholes option-pricing model to compute the fair value of stock options granted to employees and directors. The Black-Scholes model was developed for use in estimating the fair value of traded

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options, which have no vesting restrictions and are fully transferable. Like all option-pricing models, the Black-Scholes model requires the use of highly subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause drastically different fair values to be assigned to our stock option awards. Additionally, the amount of expense recorded in the accompanying consolidated financial statements may not be representative of the effects on our future consolidated financial statements because option awards tend to vest over several years and additional awards of stock options may be made in the future.

We use the “simplified method”, as defined in U.S. GAAP, to compute the expected term of a stock option. The simplified method is a formula that uses the vesting term and the contractual term to compute the expected term of a stock option. We use the simplified method because we do not currently have sufficient information regarding historical exercise behavior to accurately estimate the expected term of a stock option. In addition, we’ve made, over the recent past, material changes to certain terms of our standard option award agreements, and have significantly changed the number and type of employees receiving stock options, both of which may have a significant effect on the expected term of a stock option.

With respect to restricted stock and restricted stock units, the cost of unearned compensation equivalent to the fair value of the stock issued on the date of award is amortized against earnings over the periods during which the restrictions lapse.

Employee Awards—The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions with respect to our annual award:

	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	45.42%	35.10%	27.87%
Risk-free interest rate	2.94%	3.08%	5.03%
Expected term of options (in years)	6.25	4.75	4.75

Director Awards—The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions with respect to our annual award:

	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	47.62%	37.88%	27.89%
Risk-free interest rate	2.44%	4.24%	4.51%
Expected term of options (in years)	6.29	7.13	6.77

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are limited due to our diverse client base, which includes the U.S. federal government and multi-national corporations operating in a broad range of industries and geographic areas. Additionally, in order to mitigate credit risk, we continually evaluate the credit worthiness of our major commercial clients.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; amounts contained in certain of the Notes to the Consolidated Financial Statements; and the revenues and expenses reported for the periods covered by the financial statements. Although such assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ significantly from those estimates and assumptions.

Earlier in these Notes to Consolidated Financial Statements, we discussed three significant accounting policies that rely on the application of estimates and assumptions: revenue accounting for contracts; the process for testing goodwill for possible impairment; and the accounting for share-based payments to employees and directors. The following is a discussion of certain other significant accounting policies that rely on the use of estimates:

Accounting for Pensions—We use certain assumptions and estimates in order to calculate periodic pension cost and the value of the assets and liabilities of our pension plans. These assumptions involve discount rates, investment returns, and projected salary increases, among others. Changes in the actuarial assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense.

Accounting for Income Taxes—We determine our consolidated income tax provision using the asset and liability method prescribed by U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Such deferred tax assets and liabilities are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. If and when we determine that a deferred tax asset will not be realized for its full amount, we will recognize and record a valuation allowance with a corresponding charge to earnings. Judgment is required in determining our worldwide provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States.

In June 2006, the Financial Accounting Standards Board “(FASB”) issued Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”, as codified in ASC 740-10). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with U.S. GAAP. U.S. GAAP prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on an entity’s tax return. ASC 740-10 also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure and transition. The Company adopted FIN 48 effective October 1, 2007.

Contractual Guarantees, Litigation, Investigations, and Insurance—In the normal course of business, we are subject to certain contractual guarantees and litigation. We record in the Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation, and insurance claims. We

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

perform an analysis to determine the level of reserves to establish for both insurance-related claims that are known and have been asserted against us as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our Consolidated Statements of Earnings. In addition, as a contractor providing services to various agencies of the United States federal government, we are subject to many levels of audits, investigations, and claims by, or on behalf of, the U.S. federal government with respect to contract performance, pricing, costs, cost allocations, and procurement practices. We adjust revenues based upon the amounts we expect to realize considering the effects of any client audits or governmental investigations.

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

Stock Split

On January 25, 2007, the Board of Directors of Jacobs declared a two-for-one stock split that was paid in the form of a 100% stock dividend on March 15, 2007 to shareholders of record on February 15, 2007. The stock split was accounted for by transferring approximately $59.4 million from additional paid-in capital to common stock. The par value of the common stock of Jacobs did not change as a result of the stock split. All EPS information and share and per-share information relating to our equity compensation plans has been adjusted retroactively for all periods presented herein to reflect the stock split. With respect to the balance sheet presentation of the Company’s capital accounts, however, the stock split was accounted for as a fiscal 2007 transaction.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP during each of the last three fiscal years:

	2009	2008	2007
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$37,246,390	$33,092,354	$23,078,856
Under the GESPP	3,033,146	3,945,705	2,727,517

Total	$40,279,536	$37,038,059	$25,806,373

Aggregate Number of Shares Sold:
Under the 1989 ESPP	966,241	447,572	475,160
Under the GESPP	76,420	53,602	55,075

Total	1,042,661	501,174	530,235

At October 2, 2009, there were 5,484,841 shares reserved for issuance under the 1989 ESPP, and there were 557,625 shares reserved for issuance under the GESPP.

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

	1999 SIP	1999 OSDP	Total
Number of shares authorized	18,700,000	800,000	19,500,000
Number of remaining shares reserved for issuance at October 2, 2009	10,996,347	521,000	11,517,347
Number of shares relating to outstanding stock options at October 2, 2009	6,788,017	243,000	7,031,017
Number of shares available for future awards:
At October 2, 2009	4,208,330	278,000	4,486,330
At September 26, 2008	1,423,624	313,500	1,737,124

The number of shares of common stock that may be awarded under the 1999 SIP in the form of restricted stock is limited to 4,870,000 shares, and shares of restricted stock that are subsequently forfeited become available again for issuance as restricted stock. At October 2, 2009, there were a total of 3,893,167 shares of common stock that remained available for issuance in the form of restricted stock under the 1999 SIP.

Total pre-tax compensation cost relating to stock-based compensation included in the accompanying Consolidated Statements of Earnings for the fiscal years ended 2009, 2008, and 2007 was $24.1 million, $21.3 million, and $18.0 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity under the 1999 Plans and the 1981 Plan for each of the last three fiscal years:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 29, 2006	10,069,938	$21.12
Granted	771,550	$53.87
Exercised	(2,242,312)	$13.70
Cancelled or expired	(136,045)	$23.84

Outstanding at September 28, 2007	8,463,131	$25.96
Granted	746,950	$90.87
Exercised	(2,214,872)	$17.84
Cancelled or expired	(62,650)	$38.27

Outstanding at September 26, 2008	6,932,559	$35.45
Granted	688,650	$41.07
Exercised	(527,616)	$15.07
Cancelled or expired	(62,576)	$57.38

Outstanding at October 2, 2009	7,031,017	$37.43

Options outstanding at October 2, 2009 consisted entirely of nonqualified stock options. The total intrinsic value of options exercised during fiscal 2009, 2008, and 2007 was $15.0 million, $151.6 million, and $84.3 million, respectively. The total intrinsic value of options exercisable at October 2, 2009 was $93.6 million. Certain other information regarding our stock option plans follows:

	2009	2008	2007
At fiscal year end:
Range of exercise prices for options outstanding	$7.03 – $94.11	$7.03 – $94.11	$5.37 – $57.54
Number of options exercisable	5,075,975	4,656,767	5,958,014
For the fiscal year:
Range of prices relating to options exercised	$7.73 – $37.68	$5.37 – $56.95	$5.13 – $37.35
Estimated weighted average fair values of options granted	$19.71	$32.20	$17.94

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information regarding options outstanding, and options exercisable at October 2, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$ 7.03 – $ 8.36	161,300	0.64	$8.30	161,300	$8.30
$ 8.57 – $18.49	792,746	2.15	$15.65	792,746	$15.65
$18.95 – $26.95	2,535,287	2.64	$22.89	2,533,287	$22.89
$35.46 – $37.35	539,797	3.96	$37.31	380,647	$37.34
$37.68 – $46.86	1,715,500	6.08	$42.65	738,200	$43.52
$52.13 – $55.04	12,100	4.82	$52.64	5,525	$52.41
$56.95 – $57.81	550,963	4.76	$56.97	279,538	$56.97
$76.15 – $83.61	82,500	6.32	$81.32	20,625	$81.32
$88.19 – $94.11	640,824	5.62	$92.59	164,107	$92.59

	7,031,017	3.96	$37.43	5,075,975	$29.78

Our stock option plans allow participants to satisfy the exercise price by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

At October 2, 2009, the amount of compensation cost relating to nonvested awards not yet recognized in the financial statements is approximately $36.0 million. The majority of the unrecognized compensation costs will be recognized by the fourth quarter of fiscal 2011. The weighted average remaining contractual term of options currently exercisable is 2.98 years.

During fiscal 2009, 2008, and 2007 we issued 156,300 shares, 205,563 shares, and 155,040 shares, respectively, of restricted stock under the 1999 Plans. Included in the number of shares of restricted stock issued during fiscal 2009 and 2008 were 9,000 shares and 18,000 shares, respectively, related to restricted stock units issued under the 1999 OSDP. The restrictions generally relate to the recipient’s ability to sell or otherwise transfer the stock or stock units. There are also restrictions that subject the stock and stock units to forfeiture back to the Company until earned by the recipient through continued employment or service. At October 2, 2009 there were 765,508 shares of restricted stock and restricted stock units outstanding under the 1999 Plans.

4.	Earnings Per Share

The following table reconciles the denominator used to compute Basic EPS to the denominator used to compute Diluted EPS for each of the last three fiscal years (in thousands):

	2009	2008	2007
Weighted average shares outstanding (denominator used to compute Basic EPS)	122,772	121,083	118,559
Effect of stock options and restricted shares	1,762	3,274	3,667

Denominator used to compute Diluted EPS	124,534	124,357	122,226

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months and fiscal year ended October 2, 2009 and September 26, 2008, there were stock options representing 2,237,137 and 2,287,637 shares of common stock, and 736,850 and 694,350 shares of common stock, respectively, which were anti-dilutive and excluded from the computation of the number of weighted average shares outstanding used to compute diluted earnings per share.

5.	Property, Equipment and Improvements, Net

The following table presents the components of our property, equipment and improvements at October 2, 2009 and September 26, 2008 (in thousands):

	2009	2008
Land	$11,901	$11,103
Buildings	85,067	79,497
Equipment	430,220	406,424
Leasehold improvements	125,050	112,244
Construction in progress	5,845	21,772

	658,083	631,040
Accumulated depreciation and amortization	(417,733)	(374,900)

	$240,350	$256,140

6.	Borrowings

Short-Term Credit Arrangements

The Company maintains both committed and uncommitted credit arrangements with several banks providing for short-term borrowing capacity and overdraft protection. At October 2, 2009, $17.5 million was outstanding under these facilities bearing interest of 1.01%. No amounts were outstanding under these short-term bank credit facilities at September 26, 2008.

Long-term Debt and Credit Arrangements

Amounts shown as “Long-term Debt” in the accompanying Consolidated Balance Sheets represent borrowings under our $290.0 million, long-term, revolving credit facility. The facility expires in May 2012, and provides for unsecured borrowings from banks (a syndicate consisting of U.S., Canadian, and European banks) at either fixed rates offered by the banks at the time of borrowing on loans not greater than 12 months, or at variable rates based on the agent bank’s base rate, LIBOR or the latest federal funds rate. The agreement contains certain negative covenants relating to the Company’s “consolidated net worth”, and a “leverage ratio” based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization (all as defined in the agreement). The agreement requires us to pay a facility fee based on the total amount of the commitments. During fiscal 2009 and 2008, the weighted average interest rates charged on these borrowings were 3.06% and 5.99%, respectively.

Interest payments made during fiscal 2009, 2008, and 2007 totaled $1.7 million, $3.5 million, and $5.4 million, respectively.

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

The following table sets forth the change in the plans’ combined net benefit obligation for each fiscal year presented (in thousands):

	2009	2008
Net benefit obligation at the beginning of the year	$898,252	$856,030
Service cost	19,212	24,763
Interest cost	49,781	50,421
Participants’ contributions	13,186	15,518
Actuarial loss	87,820	27,509
Benefits paid	(26,593)	(29,565)
Curtailments/Settlements	—	(2,791)
Obligations under new plans	—	9,094
Transfers	1,356	4,200
Special termination benefits	203	—
Removal of early measurement date	13,034	—
Effect of exchange rate changes	(64,791)	(56,927)

Net benefit obligation at the end of the year	$991,460	$898,252

The following table sets forth the change in the combined fair value of the plans’ assets for each fiscal year presented (in thousands):

	2009	2008
Fair value of plan assets at the beginning of the year	$664,699	$746,189
Actual return on plan assets	(6,231)	(67,247)
Employer contributions	48,518	47,046
Participants’ contributions	13,186	15,518
Gross benefits paid	(26,593)	(29,565)
Transfers	1,356	2,679
Curtailments/Settlements	—	(3,340)
Removal of early measurement date	36,151	—
Effect of exchange rate changes	(51,584)	(46,581)

Fair value of plan assets at the end of the year	$679,502	$664,699

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the combined funded statuses of the plans as well as amounts recognized and not recognized in the accompanying Consolidated Balance Sheets at October 2, 2009 and September 26, 2008 (in thousands):

	2009	2008
Funded status as of the measurement date	$(311,958)	$(233,553)
Contributions after measurement date	—	20,087

Net amount recognized at the end of the year	$(311,958)	$(213,466)

The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at October 2, 2009 and September 26, 2008 (in thousands):

	2009	2008
Accrued benefit cost included in current liabilities	$(1,896)	$(1,923)
Accrued benefit cost included in noncurrent liabilities	(310,062)	(211,543)

Net amount recognized at the end of the year	$(311,958)	$(213,466)

The Company adopted FASB Statement No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (as codified in ASC 715.60) effective September 28, 2007. Accordingly, we now reflect the total funded statuses of our pension plans in our consolidated financial statements as opposed to a “minimum liability”. ASC 715.60 also eliminated use of an early measurement date for valuing the pension plans assets and benefit obligations and requires the Company to measure the pension plans assets and benefit obligations as of the Company’s fiscal year-end. The following adjustments were recognized, net of taxes, in the Company’s Consolidated Balance sheet at October 2, 2009 from removal of the early measurement date:

2009
Retained earnings	$(5,735)
Accumulated other comprehensive loss	$(982)

The following table presents the significant actuarial assumptions used in determining the funded statuses of the plans for each fiscal year presented:

	2009	2008	2007
Weighted average discount rates	2.50% to 5.60%	5.25% to 6.25%	5.20% to 5.75%
Rates of compensation increases	3.5%	3.5%	3.5%
Expected rates of return on plan assets	2.3% to 8.0%	5.0% to 9.0%	5.0% to 9.0%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain amounts relating to our pension plans recognized in accumulated other comprehensive loss at October 2, 2009 and September 26, 2008 (in thousands):

	2009	2008
Arising During the Period:
Net actuarial loss	$87,613	$99,911
Prior service cost	(32)	1,865

Total	87,581	101,776

Reclassification Adjustments:
Net actuarial loss	(4,511)	(1,113)
Prior service cost	(244)	(88)

Total	(4,755)	(1,201)

Grand Total	$82,826	$100,575

The following table presents certain amounts relating to our pension plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost at October 2, 2009 and September 26, 2008 (in thousands):

	2009	2008
Net actuarial loss	$201,249	$118,147
Prior service cost	1,879	2,154

Total	$203,128	$120,301

Approximately $12.9 million of the amounts in accumulated comprehensive income, of which $12.6 million relates to the unrecognized net actuarial loss, will be amortized against earnings as part of our net periodic pension cost in fiscal 2010.

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at October 2, 2009 and June 30, 2008 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	2009	2008
Equity securities	45%	50%
Debt securities	37%	29%
Real estate investments	5%	8%
Other	13%	13%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We anticipate making cash contributions of approximately $38.6 million into the plans during fiscal 2010. Total benefit payments expected to be paid to the participants of our pension plans for each of the next five fiscal years, and in total for the five years thereafter, are as follows (in thousands):

2010	$28,674
2011	29,600
2012	34,141
2013	37,106
2014	37,389
For the period 2015 through 2019	217,859

At October 2, 2009 and September 26, 2008, our pension plans were in a net, under-funded status by $312.0 million and $213.5 million, respectively.

The following table presents the components of net periodic pension cost recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2009	2008	2007
Service cost	$19,212	$24,763	$25,366
Interest cost	49,781	50,421	44,486
Expected return on plan assets	(44,837)	(52,884)	(45,481)
Actuarial loss	5,116	1,687	5,974
Prior service cost	293	133	—

Net pension cost, before curtailments/settlements charges	29,565	24,120	30,345
Special termination benefits	203	—	—
Curtailments/Settlements charges	—	754	—

Total, net periodic pension cost recognized	$29,768	$24,874	$30,345

Multiemployer Plans

In the United States and Canada, we contribute to various trusteed pension plans covering hourly construction employees under industry-wide agreements. We also contribute to various trusteed plans in certain countries in Europe covering both hourly and certain salaried employees. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct costs of contracts on a current basis. Information from the plans’ administrators is not available to permit us to determine our share of unfunded benefits, if any. Our contributions to these plans during fiscal 2009, 2008, and 2007 totaled $52.0 million, $60.1 million, and $47.9 million, respectively.

8.	Savings and Deferred Compensation Plans

Savings Plans

We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under section 401(k) of the United States Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. Company contributions to these plans during fiscal 2009, 2008, and 2007 totaled $55.0 million, $46.7 million, and $36.8 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plans

Our Executive Security Plan and Executive Deferral Plans are nonqualified deferred compensation programs that provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. Benefit payments under both plans are funded by a combination of contributions from participants and the Company, and most of the participants are covered by life insurance policies with the Company designated as the beneficiary. Amounts charged to expense relating to these programs during fiscal 2009, 2008, and 2007 totaled $8.3 million, $1.7 million, and $2.4 million, respectively.

9.	Income Taxes

The following table presents the components of our consolidated income tax expense for each of the last three fiscal years (in thousands):

	2009	2008	2007
Current income tax expense:
Federal	$146,865	$145,483	$137,136
State	30,137	17,255	17,563
Foreign	42,597	71,625	54,822

Total current tax expense	219,599	234,363	209,521

Deferred income tax expense (benefit):
Federal	(733)	(8,005)	(44,021)
State	397	1,695	(6,184)
Foreign	5,656	8,616	2,196

Total deferred tax expense (benefit)	5,320	2,306	(48,009)

Consolidated income tax expense	$224,919	$236,669	$161,512

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at October 2, 2009 and September 26, 2008 (in thousands):

	2009	2008
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$83,734	$63,496
Other employee benefit plans	129,279	123,586
Self-insurance programs	26,213	24,566
Contract revenues and costs	15,102	29,789
Office closings / consolidations	1,076	4,079
Other	17,631	7,634

Gross deferred tax assets	273,035	253,150

Deferred tax liabilities:
Depreciation and amortization	(91,501)	(68,536)
Residual U.S. tax on unremitted, non-U.S. earnings	(222)	(167)
Translation adjustments	—	(8,850)
State income and franchise taxes	—	(3,000)
Other, net	(1,954)	(1,025)

Gross deferred tax liabilities	(93,677)	(81,578)

Net deferred tax assets	$179,358	$171,572

During fiscal 2009, 2008, and 2007, we realized income tax benefits of $4.7 million, $51.1 million, and $29.7 million, respectively, relating to exercises of nonqualified stock options, and disqualifying dispositions of stock sold under our employee stock purchase plans.

The reconciliation of total income tax expense using the statutory U.S. federal income tax rate to the consolidated income tax expense shown in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years follows (dollars in thousands):

	2009	2008	2007
Statutory amount (computed using 35%)	$218,671	$230,094	$157,025
State taxes, net of the federal benefit	19,848	12,317	7,397
Utilization of foreign tax credit carryover	(5,856)	—	—
Tax differential on foreign earnings	(2,673)	—	—
Other, net	(5,071)	(5,742)	(2,910)

Consolidated income tax expense	$224,919	$236,669	$161,512

Consolidated effective income tax rate	36.0%	36.0%	36.0%

During fiscal 2009, 2008, and 2007, we paid approximately $255.5 million, $177.7 million, and $171.6 million, respectively, in income taxes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of our consolidated earnings before taxes for each of the last three fiscal years (in thousands):

	2009	2008	2007
United States earnings	$449,065	$394,191	$248,699
Foreign earnings	175,708	263,220	199,943

	$624,773	$657,411	$448,642

United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings are expected to be permanently reinvested. At October 2, 2009, approximately $63.0 million of such undistributed earnings of certain foreign subsidiaries was expected to be permanently reinvested. Should these earnings be repatriated, approximately $11.8 million of income taxes would be payable.

10.	Commitments and Contingencies, and Derivative Financial Instruments

Commitments Under Operating Leases

We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $765.3 million at October 2, 2009 payable as follows (in thousands):

In fiscal years,
2010	$145,846
2011	155,989
2012	92,424
2013	69,572
2014	56,086
Thereafter	264,908

784,825
Amounts representing sublease income	(19,563)

$765,262

We recognize rent expense, inclusive of landlord concessions and tenant allowances, over the lease term on a straight-line basis. We also recognize rent expense on a straight-line basis for leases containing fixed escalation clauses and rent holidays. Contingent rentals are included in rent expense as accruable. Rent expense for fiscal years 2009, 2008, and 2007 totaled $149.7 million, $148.6 million, and $105.8 million, respectively, and was offset by sublease income of approximately $10.0 million, $10.6 million, and $13.2 million, respectively. Operating leases relating to many of our major offices generally contain renewal options, and provide for additional rental based on escalation in operating expenses and real estate taxes.

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

Both lease agreements give us the right to request an extension of the lease term. We may also assist the owner in selling the properties at the end of their respective terms, the proceeds from which would be used to reduce our residual value guarantees. In connection with Lease 2, we entered into a floating-to-fixed interest rate swap agreement with a U.S. bank which fixes the amount of the Company’s lease payments. At October 2, 2009 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We’ve determined this interest rate swap to be “highly effective” according to U.S. GAAP. The minimum lease payments required by both lease agreements are included in the above lease pay-out schedule. We have determined that the estimated fair value of the aforementioned financial guarantees was not significant at October 2, 2009.

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

Letters of Credit

Letters of credit outstanding at October 2, 2009 totaled $134.6 million.

11.	Contractual Guarantees, Litigation, Investigations, and Insurance

In the normal course of business, we are subject to certain contractual guarantees and litigation. The guarantees to which we are a party generally relate to project schedules and plant performance. Most of the litigation in which we are involved has us as a defendant in workers’ compensation; personal injury; environmental; employment/labor; professional liability; and other similar lawsuits.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, as a contractor providing services to the United States federal government and several of its agencies, we are subject to many levels of audits, investigations, and claims by, or on behalf of, the U.S. federal government with respect to our contract performance, pricing, costs, cost allocations, and procurement practices. Furthermore, our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the United States as well as by various government agencies representing jurisdictions outside the United States.

We record in our Consolidated Balance Sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We perform an analysis to determine the level of reserves to establish for insurance-related claims that are known and have been asserted against us, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

Management believes, after consultation with counsel, that such guarantees, litigation, United States government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries more than ten years ago prior to our acquisition of that subsidiary. The dispute involves proper waste feed; content of residues; final acceptance of the plant; and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $58.2 million) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

On August 1, 2007 the I-35W bridge in Minneapolis, Minnesota suffered a tragic collapse. The bridge was designed and built in the early 1960’s. Sverdrup & Parcel and Associates, Inc. (“Sverdrup & Parcel”) provided design services to the Minnesota Department of Transportation (“MnDOT”) on the bridge. Sverdrup & Parcel was a predecessor company to Sverdrup Corporation, a company acquired by Jacobs in 1999. Several lawsuits have been filed against a consultant who had been providing engineering analyses of the bridge prior to its collapse, and against a contractor who was providing maintenance and construction work on the bridge at the time of its collapse. No lawsuits have been filed directly against the Company by any of the primary plaintiffs. The consultant and the contractor have filed suit against the Company claiming that the Company was liable for negligent design services by Sverdrup & Parcel, and against MnDOT claiming that MnDOT had an obligation to inspect, maintain and repair the bridge and that it failed to do so. The Company has filed motions to dismiss all of the claims made against it by the consultant and the contractor. MnDOT has filed a suit against the Company claiming that it is entitled to be indemnified for any and all amounts that it pays out under its Victims Compensation Fund. The Company has filed a motion to dismiss MnDOT’s claim. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

12.	Common and Preferred Stock

Jacobs is authorized to issue two classes of capital stock designated “common stock” and “preferred stock” (each has a par value of $1.00 per share). The preferred stock may be issued in one or more series. The number of shares to be included in a series as well as each series’ designation, relative powers, dividend and other preferences, rights and qualifications, redemption provisions, and restrictions are to be fixed by the Board of Directors at the time each series is issued. Except as may be provided by the Board of Directors in a preferred

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock designation, or otherwise provided for by statute, the holders of shares of common stock have the exclusive right to vote for the election of Directors and all other matters requiring stockholder action. The holders of shares of common stock are entitled to dividends if and when declared by the Board of Directors from whatever assets are legally available for that purpose.

In December 2000, the Board of Directors of Jacobs approved the Amended and Restated Rights Agreement dated December 20, 2000 (the “Rights Agreement”). The Rights Agreement is intended to protect the rights of our shareholders in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all shareholders, and the Rights Agreement will not interfere with any merger approved by the Board of Directors. Pursuant to the terms of the Rights Agreement, each outstanding share of common stock has attached to it one stock purchase right (a “Right”). Each Right entitles holders of common stock to purchase, in certain circumstances generally relating to a change in control of Jacobs, one four-hundredths of a share of our Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”) at the exercise price of $175.00 per share, subject to adjustment. Alternatively, the Right holder may purchase shares of common stock having a market value equal to two times the exercise price, or may purchase shares of common stock of the acquiring corporation having a market value equal to two times the exercise price.

The Series A Preferred Stock confers to its holders, rights as to dividends, voting, and liquidation which are in preference to common stockholders. The Rights are nonvoting, are not presently exercisable, and currently trade in tandem with the common shares. In accordance with the Rights Agreement, we may redeem the Rights at $0.0025 per Right. The Rights will expire on December 20, 2010, unless earlier exchanged or redeemed.

13.	Other Financial Information

Supplemental Balance Sheet Information

The following table presents the components of “Miscellaneous noncurrent assets” as shown in the accompanying Consolidated Balance Sheets at October 2, 2009 and September 26, 2008 (in thousands):

	2009	2008
Deferred income taxes	$155,968	$107,597
Cash surrender value of life insurance policies	59,236	66,325
Intangible assets (a)	57,459	59,903
Project related long-term receivables	37,887	38,127
Investments	108,895	47,521
Notes receivable	2,130	1,969
Other	18,398	26,362

Total	$439,973	$347,804

(a)	Consists primarily of intangible assets acquired in connection with various business combinations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of “Accrued liabilities” as shown in the accompanying Consolidated Balance Sheets at October 2, 2009 and September 26, 2008 (in thousands):

	2009	2008
Accrued payroll and related liabilities	$409,476	$493,249
Project-related accruals	68,255	112,421
Insurance liabilities	73,293	79,017
Sales and other similar taxes	39,152	48,715
Other	88,933	92,185

Total	$679,109	$825,587

The following table presents the components of “Other deferred liabilities” as shown in the accompanying Consolidated Balance Sheets at October 2, 2009 and September 26, 2008 (in thousands):

	2009	2008
Liabilities relating to defined benefit pension and early retirement plans	$311,126	$214,813
Liabilities relating to nonqualified deferred compensation arrangements	73,595	73,221
Deferred income taxes	93,676	78,578
Miscellaneous	22,104	27,629

Total	$500,501	$394,241

The following table presents the components of “Total accumulated other comprehensive loss” as shown in the accompanying Consolidated Balance Sheets at October 2, 2009 and September 26, 2008 (in thousands):

	2009	2008
Foreign currency translation adjustments	$(4,075)	$(8,819)
Adjustments relating to defined benefit pension plans	(203,128)	(120,301)
Other (a)	(4,312)	(150)

Total	$(211,515)	$(129,270)

(a)	Consists of unrealized gains (losses) on available-for-sale marketable securities, and gains (losses) associated with cash flow hedges.

Supplemental Cash Flow Information

During fiscal 2009 and fiscal 2008, the Company acquired businesses for cash and stock of $23.3 million and $305.2 million, respectively. The following table presents the non-cash adjustments relating to these acquisitions made in preparing the Company’s Consolidated Statements of Cash Flows (in thousands):

	2009	2008
Working capital	$8,869	$(38,525)
Property and equipment	5,890	18,878
Noncurrent assets	308	38,386
Deferred liabilities	—	(5,046)
Noncontrolling interest	—	(5,823)
Goodwill	8,262	297,374

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment Information

As discussed above, we provide a broad range of technical, professional, and construction services. We provide our services through offices and subsidiaries located primarily throughout North America and Europe. We also have offices located in selected areas of the Middle East, Asia, and Australia.

All of our operations share similar economic characteristics. For example, all of our operations are highly influenced by the general availability of qualified engineers and other technical professional staff. They also provide similar services as well as share similar processes for delivering our services. There is also a high degree of similarity of the workforces employed among the various categories of services we provide. For example, engineering and design services (i.e., services provided by persons who are degreed, and in certain circumstances licensed, professionals such as engineers, architects, scientists, and economists) exist in all four service categories. In addition, there is a high degree of similarity among a significant component of the workforces we employ to perform construction and operations and maintenance projects. In providing construction and operations and maintenance services, we employ a large number of skilled craft labor personnel. These may include welders, pipe fitters, electricians, crane operators, and other personnel who work on very large capital projects (in the case of projects classified within the construction services category) or on smaller capital projects (in the case of maintenance projects classified within the operations and maintenance services category). In addition, the use of technology is highly similar and consistent throughout our organization, as is our client base (with the exception of our operations outside the United States, which perform very little work for the U.S. federal government), and our quality assurance and safety programs. Furthermore, the types of information and internal reports used by management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these operational similarities and the way management monitors the Company’s results of operations, we have concluded that our operations may be aggregated into one reportable segment for purposes of this disclosure.

The following table presents certain financial information by geographic area for fiscal 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Revenues:
United States	$7,362,752	$6,998,195	$5,020,417
Europe	2,204,503	2,323,271	2,050,867
Canada	1,597,568	1,593,009	1,117,879
Asia	253,664	290,042	242,868
Other	48,889	47,642	41,939

Total	$11,467,376	$11,252,159	$8,473,970

Long-Lived Assets:
United States	$159,451	$163,875	$118,675
Europe	40,840	52,490	44,102
Canada	23,564	20,304	11,594
Asia	15,432	17,828	16,575
Other	1,063	1,643	1,543

Total	$240,350	$256,140	$192,489

Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a percentage of total revenues, revenues earned directly or indirectly from the U.S. federal government and its agencies during each of the last three fiscal years was as follows: fiscal 2009—20.3%; fiscal 2008—16.8%; and fiscal 2007—16.6%. For the fiscal year ended October 2, 2009 revenues earned from Motiva Enterprises LLC accounted for 12.2% of total revenues (revenues earned from this customer in prior fiscal years constituted less than 10% of total revenues).

15.	Selected Quarterly Information—Unaudited

The following table presents selected quarterly financial information for each of the last three fiscal years. Amounts are presented in thousands, except for per share amounts:

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2009
Revenues	$3,232,653		$2,975,452	$2,706,724	$2,552,547	$11,467,376
Operating profit (a)	181,068		170,688	146,674	122,143	620,573
Earnings before taxes	181,815		170,744	148,281	123,933	624,773
Net earnings	116,350		109,287	94,900	79,317	399,854
Earnings per share:
Basic	0.95		0.89	0.77	0.64	3.26
Diluted	0.94		0.88	0.76	0.63	3.21
2008
Revenues	$2,471,817		$2,664,794	$2,918,927	$3,196,621	$11,252,159
Operating profit (a)	141,256		154,152	168,871	178,780	643,059
Earnings before taxes	153,705		155,174	169,807	178,725	657,411
Net earnings	98,370	(b)	99,312	108,677	114,383	420,742	(b)
Earnings per share:
Basic	0.82	(b)	0.82	0.89	0.94	3.47	(b)
Diluted	0.79	(b)	0.80	0.87	0.92	3.38	(b)
2007
Revenues	$2,018,508		$2,091,704	$2,083,689	$2,280,069	$8,473,970
Operating profit (a)	94,374		102,489	115,704	129,389	441,956
Earnings before taxes	95,723		105,041	116,863	131,015	448,642
Net earnings	61,262		67,226	74,750	83,892	287,130
Earnings per share:
Basic	0.52		0.57	0.63	0.70	2.42
Diluted	0.51		0.55	0.61	0.68	2.35

(a)	Operating profit represents revenues less (i) direct costs of contracts, and (ii) selling, general and administrative expenses.
(b)	Includes a one-time net gain of $5.4 million, or $0.04 per basic and diluted share, relating to the sale, in the first quarter of fiscal 2008, of the Company’s interest in a company that provides specialized operations and maintenance services.

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of October 2, 2009 and September 26, 2008, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended October 2, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at October 2, 2009 and September 26, 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 2, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, in 2007 the Company adopted the guidance originally issued in FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R) (codified in FASB ASC Topic 715, Compensation- Retirement Benefits).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jacobs Engineering Group Inc.’s internal control over financial reporting as of October 2, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2009 expressed an unqualified opinion thereon.

Los Angeles, California

November 20, 2009

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited Jacobs Engineering Group Inc.’s internal control over financial reporting as of October 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jacobs Engineering Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jacobs Engineering Group Inc. maintained, in all material respects, effective internal control over financial reporting as of October 2, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. as of October 2, 2009 and September 26, 2008, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended October 2, 2009, and our report dated November 20, 2009 expressed an unqualified opinion thereon.

Los Angeles, California

November 20, 2009