Form 10-Q
period 2010-01-01
JACOBS ENGINEERING GROUP INC /DE/
filed 2010-01-28
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2010

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

(626) 578-3500

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

Number of shares of common stock outstanding at January 21, 2010: 124,581,361

JACOBS ENGINEERING GROUP INC.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	January 1, 2010 (Unaudited)	October 2, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,055,038	$1,033,619
Receivables	1,549,760	1,618,561
Deferred income taxes	117,637	117,066
Prepaid expenses and other	50,437	49,203

Total current assets	2,772,872	2,818,449

Property, Equipment and Improvements, Net	221,575	240,350

Other Noncurrent Assets:
Goodwill	1,133,309	929,842
Miscellaneous	552,780	439,973

Total other non-current assets	1,686,089	1,369,815

	$4,680,536	$4,428,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$113,459	$17,495
Accounts payable	338,269	340,651
Accrued liabilities	684,559	679,109
Billings in excess of costs	276,832	252,149
Income taxes payable	37,193	6,497

Total current liabilities	1,450,312	1,295,901

Long-term Debt	628	737

Other Deferred Liabilities	506,182	500,501

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—124,511,300 shares and 124,229,933 shares, respectively	124,511	124,230
Additional paid-in capital	718,230	703,860
Retained earnings	2,081,354	2,009,338
Accumulated other comprehensive loss	(206,207)	(211,515)

Total Jacobs stockholders’ equity	2,717,888	2,625,913
Noncontrolling Interests	5,526	5,562

Total Group stockholders’ equity	2,723,414	2,631,475

	$4,680,536	$4,428,614

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended January 1, 2010 and January 2, 2009

(In thousands, except per share information)

(Unaudited)

	2010	2009
Revenues	$2,477,785	$3,232,653
Costs and Expenses:
Direct cost of contracts	(2,128,576)	(2,795,234)
Selling, general and administrative expenses	(235,728)	(256,351)

Operating Profit	113,481	181,068
Other Income (Expense):
Interest income	838	4,602
Interest expense	(612)	(1,229)
Miscellaneous expense, net	(559)	(2,860)

Total other income (expense), net	(333)	513

Earnings Before Taxes	113,148	181,581
Income Tax Expense	(40,747)	(65,465)

Net Earnings of the Group	72,401	116,116
Net Loss Attributable to Noncontrolling Interests	36	234

Net Earnings Attributable to Jacobs	$72,437	$116,350

Net Earnings Per Share:
Basic	$0.59	$0.95
Diluted	$0.58	$0.94

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended January 1, 2010 and January 2, 2009

(In thousands)

(Unaudited)

	2010	2009
Net Earnings of the Group	$72,401	$116,116

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	5,949	(41,942)
Income (loss) on cash flow hedges	1,374	(13,981)
Change in pension liability	(2,143)	24,535

Other comprehensive income (loss) before taxes	5,180	(31,388)
Income tax benefit	128	6,959

Net other comprehensive income (loss)	5,308	(24,429)

Net Comprehensive Income of the Group	77,709	91,687
Net Comprehensive Loss Attributable to Noncontrolling Interests	36	234

Net Comprehensive Income Attributable to Jacobs	$77,745	$91,921

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended January 1, 2010 and January 2, 2009

(In thousands)

(Unaudited)

	2010	2009
Cash Flows from Operating Activities:
Net earnings	$72,437	$116,350
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	17,312	16,562
Intangible assets	5,467	2,237
Gain from investments	—	(1,249)
Stock based compensation	6,216	6,059
Excess tax benefits from stock based compensation	(677)	(1,249)
(Gains)/losses of sales of assets, net	25	(35)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	109,680	24,493
Prepaid expenses and other current assets	(517)	1,063
Accounts payable	(12,527)	(36,391)
Accrued liabilities	(12,508)	(36,884)
Billings in excess of costs	24,883	70,853
Income taxes payable	30,860	36,444
Deferred income taxes	(426)	4,838
Other, net	144	(58)

Net cash provided by operating activities	240,369	203,033

Cash Flows from Investing Activities:
Additions to property and equipment	(7,741)	(19,998)
Disposals of property and equipment	11,662	1,468
Changes in investments, net	(112,846)	(2,968)
Acquisitions of businesses, net of cash acquired	(220,131)	(1,033)
Changes in other non-current assets, net	1,848	7,216

Net cash used for investing activities	(327,208)	(15,315)

Cash Flows from Financing Activities:
Repayments of long-term borrowings	(120)	(4,555)
Net change in short-term borrowings	97,536	1,434
Proceeds from issuances of common stock	7,938	10,289
Excess tax benefits from stock based compensation	677	1,249
Changes in other deferred liabilities, net	1,380	(1,267)

Net cash provided by financing activities	107,411	7,150

Effect of Exchange Rate Changes	847	(11,422)

Net Increase in Cash and Cash Equivalents	21,419	183,446
Cash and Cash Equivalents at the Beginning of the Period	1,033,619	604,420

Cash and Cash Equivalents at the End of the Period	$1,055,038	$787,866

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

January 1, 2010

Basis of Presentation

Unless the context otherwise requires:

•	References herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors;

•	References herein to the “Company,” “we,” “us” or “our” are to Jacobs Engineering Group Inc. and its consolidated subsidiaries; and

•	References herein to the “Group” are to the combined economic interests and activities of the Company and the persons and entities holding noncontrolling interests in our consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009 (“2009 Form 10-K”) as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2009 Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at January 1, 2010 and for the three month periods ended January 1, 2010 and January 2, 2009.

The Company has evaluated subsequent events through the date of filing this Form 10-Q with the SEC. No material subsequent events have occurred since January 1, 2010 that required recognition or disclosure in these financial statements.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the accounting and reporting for business combinations. These revisions require, among other things, that acquisition-related costs be recognized separately from the costs of acquired businesses; that in a business combination achieved in stages, an acquiree to recognize the identifiable assets, liabilities and noncontrolling interest in the acquiree at the full amounts of their fair values as of the acquisition date; and, that an acquirer recognize assets or liabilities from contingencies as of the acquisition date. The requirement to measure the noncontrolling interests in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. These revisions were effective for the Company October 3, 2009.

In December 2007, the FASB revised the accounting and reporting for noncontrolling (formerly known as minority) interests in consolidated financial statements. These revisions clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The revisions also established that net income attributable to both the parent and the noncontrolling interests

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

January 1, 2010

(continued)

be reported in the consolidated statement of earnings, and eliminated the requirement of purchase accounting for a parent’s acquisition of a noncontrolling ownership interest. These revisions were effective for the Company October 3, 2009.

Depending on the size and nature of an acquisition, the changes described above could have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB revised the accounting for variable interest entities (“VIEs”). These revisions require the Company to perform an analysis to determine whether its variable interests in VIEs give the Company a controlling financial interest in such entities. The Company is also required to assess whether it has the power to direct the activities of its VIEs and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. The revisions adopted by the FASB eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE and significantly enhances disclosures. The new accounting requirements are effective for the Company October 2, 2010. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

Business Combination

On December 18, 2009, the Company acquired TYBRIN Corporation (“TYBRIN”), a 1,500-person professional services firm headquartered in Fort Walton Beach, Florida. Founded in 1972, TYBRIN is a leading supplier of mission planning solutions, systems engineering, software development, modeling and combat environment simulation, engineering and testing, range safety, and other services to the United States Department of Defense, NASA, and other government clients. The results of operations of TYBRIN for the first quarter of fiscal 2010 were not material. The purchase price allocation has not been completed. Included in the Company’s Consolidated Balance Sheet at January 1, 2010 is goodwill of approximately $207 million associated with the acquisition of TYBRIN.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

January 1, 2010

(continued)

Receivables

Included in “Receivables” in the accompanying Consolidated Balance Sheets at January 1, 2010 and October 2, 2009 were $740.1 million and $769.6 million, respectively, of unbilled receivables. Unbilled receivables represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in these unbilled receivables at January 1, 2010 and October 2, 2009 were contract retentions totaling $43.5 million and $31.4 million, respectively. Also included in receivables at January 1, 2010 and October 2, 2009 were allowances for doubtful accounts of $10.2 million and $9.6 million, respectively.

We include in receivables claims representing costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Such amounts totaled $51.9 million and $57.7 million at January 1, 2010 and October 2, 2009, respectively, of which $37.6 million and $37.9 million, respectively, relate to one claim on a waste incineration project performed in Europe. This matter is more fully described in Note 11—Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-25 of our 2009 Form 10-K. Due to the timing of when this claim may be settled, the receivable is included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheets. The dispute involves proper waste feed, content of residues, final acceptance of the plant, and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking damages in excess of €40.0 million (approximately $57.7 million at January 1, 2010), there can be no certainty as to the ultimate outcome of our claim. The client has filed a counterclaim against us, which we believe is without merit.

Amounts due from the United States federal government, net of advanced billings, totaled $408.7 million and $366.2 million at January 1, 2010 and October 2, 2009, respectively.

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, net in the accompanying Consolidated Balance Sheets consisted of the following (in thousands):

	January 1,	October 2,
	2010	2009
Land	$12,035	$11,901
Buildings	89,025	85,067
Equipment	423,611	430,220
Leasehold improvements	112,120	125,050
Construction in progress	8,736	5,845

	645,527	658,083
Accumulated depreciation and amortization	(423,952)	(417,733)

	$221,575	$240,350

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

January 1, 2010

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

The nature of our business sometimes results in clients, subcontractors or vendors presenting claims to us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In those situations where a claim against us may result in additional costs to the contract, we include in the total estimated costs of the contract (and therefore, the estimated amount of margin to be earned under the contract) an estimate, based on all relevant facts and circumstances available, of the additional costs to be incurred. Similarly, and in the normal course of business, we may present claims to our clients for costs we have incurred for which we believe we are not contractually responsible. With respect such claims, we include in revenues the amount of costs incurred, without profit, to the extent it is probable that the claims will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. Costs associated with unapproved change orders are included in revenues using substantially the same criteria used for claims.

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

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

January 1, 2010

(continued)

cash and receivables (representing amounts due from the clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. Rarely do they, in and of themselves, present any risk of loss to us or to our partners separate from those that we would carry if we were performing the contract on our own. Under accounting principles generally accepted in the United States (“U.S. GAAP”), our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our Consolidated Financial Statements.

We have analyzed our joint ventures and have classified them into two groups: (i) those VIEs of which we are the primary beneficiary of the VIEs expected residual returns or losses; and (ii) those VIEs of which we are not the primary beneficiary of the VIEs expected residual returns or losses. In accordance with U.S. GAAP, we apply the consolidation method of accounting for our investment in material VIEs of which we are the primary beneficiary.

At January 1, 2010, the total assets and liabilities of those VIEs for which we are the primary beneficiary were $69.9 million and $60.6 million, respectively. At January 1, 2010, the total assets and liabilities of those VIEs for which we are not the primary beneficiary were $269.1 million and $235.5 million, respectively.

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. The amount of such “pass-through” costs included in revenues for the quarters ended January 1, 2010 and January 2, 2009 totaled $727.3 million and $1.2 billion, respectively. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

January 1, 2010

(continued)

Disclosures About Pension Benefit Obligations

The components of net periodic benefit costs relating to our defined benefit pension plans for the three months ended January 1, 2010 and January 2, 2009 are as follows (in thousands):

	2010	2009
Service cost	$6,080	$4,680
Interest cost	14,259	12,232
Expected return on plan assets	(12,462)	(11,023)
Amortization of unrecognized items	3,307	1,337

Net periodic benefit cost	$11,184	$7,226

During the three months ended January 1, 2010, we made cash contributions of approximately $10.0 million to our plans, and we expect to make cash contributions of an additional $28.5 million during the remainder of fiscal 2010.

The change in pension liability included in the Consolidated Statements of Comprehensive Income for the three months ended January 1, 2010 and January 2, 2009 relates primarily to the effects of exchange rate changes.

Earnings Per Share

The following table reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the three months ended January 1, 2010 and January 2, 2009 (in thousands):

	2010	2009
Weighted average shares outstanding (denominator used to compute basic EPS)	123,622	122,217
Effect of employee and outside director stock options	1,680	1,760

Denominator used to compute diluted EPS	125,302	123,977

For the three months ended January 1, 2010 and January 2, 2009 we issued 271,585 and 390,471 shares of common stock, respectively, from the exercise of stock options and the release of restricted stock.

For the three months ended January 1, 2010 and January 2, 2009 there were 2,926,838 and 2,301,188 non-qualified stock options, respectively, that were antidilutive and not included in the computation of diluted EPS.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

January 1, 2010

(continued)

Accounting for and Disclosure of Guarantees and Contingencies

Please refer to Note 10—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-24 of our 2009 Form 10-K for a discussion of our various commitments and contingencies.

Please refer to Note 11—Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-25 of our 2009 Form 10-K for a discussion of the Company’s contractual guarantees and a description of the various types of litigation in which we’re involved.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal quarter as compared to the corresponding period of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•

The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 33 through 36 of our 2009 Annual Report on Form 10-K (the “2009 Form 10-K”), and the most current discussion of our significant accounting policies appears on pages F-7 through F-13 of our 2009 Form 10-K);

•	The Company’s fiscal 2009 audited consolidated financial statements and notes thereto included in its 2009 Form 10-K (beginning on page F-1 thereto); and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Form 10-K (beginning on page 33 thereto).

In addition to historical information, this MD&A may contain forward-looking statements that are not based on historical fact. When used herein, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, included in our 2009 Form 10-K (beginning on page 18 thereto). We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations

In order to better understand the Company’s results of operations for the first quarter of fiscal 2010 (i.e., the current fiscal quarter) and the recent trends in our business, we present the following tables which compare our operating results for the current fiscal quarter to the fourth quarter of fiscal 2009 (i.e., the immediately preceding fiscal quarter) and the first quarter of fiscal 2009 (dollars in thousands):

	First Quarter FY 2010	Fourth Quarter FY 2009	First Quarter FY 2009
Revenues	$2,477,785	$2,552,547	$3,232,653
Direct costs of contracts	(2,128,576)	(2,204,570)	(2,795,234)
SG&A Expenses	(235,728)	(225,834)	(256,351)

Operating profit	$113,481	$122,143	$181,068

Net earnings	$72,437	$79,317	$116,350

Earnings per share (diluted)	$0.58	$0.63	$0.94

Direct costs of contracts as a percentage of revenues	85.9%	86.4%	86.5%

Other Comparisons:

	First Quarter of FY 2010 as Compared to
	Fourth Quarter FY 2009	First Quarter FY 2009
Percentage decline in revenues	2.9%	23.4%
Percentage increase (decrease) in SG&A expenses	4.4%	(8.0%	)
Percentage decline in operating profit	7.1%	37.3%
Percentage decline in net earnings	8.7%	37.7%

Net earnings for the first quarter of fiscal 2010 ended January 1, 2010 totaled $72.4 million compared to $116.4 million for the first quarter of fiscal 2009 ended January 2, 2009. Diluted earnings per share for the first quarter of fiscal 2010 totaled $0.58 compared to $0.94 for the corresponding period last year. The global recession continued to dampen our operating results during the current fiscal quarter as the effect of project delays and project cancellations contributed to a sharp decline in earnings.

During the latter part of fiscal 2009 and continuing into fiscal 2010, we took certain actions, described below, and adjusted our operations which partially mitigated the effects of the recession. In particular, the Company ceased using one of its offices located in Houston, Texas, and entered into a sublease for the entire property. Included in net earnings for the first quarter for fiscal 2010 is an after-tax charge of $5.8 million, or $0.04 per diluted share, relating to this event.

Even though net earnings for the first quarter of fiscal 2010 declined by 37.7% as compared to the corresponding period last year, net earnings declined only 8.7% as compared to the immediately preceding fiscal quarter.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We believe we are well positioned to weather the current recessionary business environment, but we can provide no assurance that we will be able to do so. The Company continues to implement its strategy of maintaining a competitive cost posture as compared to other companies in our industry as well as strong, long-term relationships with core clients such as the U.S. federal and other national governments, and large, multinational companies. We also continue to monitor new project opportunities arising from the American Recovery and Reinvestment Act of 2009 (although the timing, size, and scope of any such new work cannot be presently predicted).

Revenues for the quarter ended January 1, 2010 totaled $2.5 billion, and represents a decrease of $754.9 million, or 23.4%, as compared to the first quarter of fiscal 2009. Of the decrease, approximately $471.0 million related to a reduction in pass-through costs.

The following table sets forth our revenues by the various types of services we provide for the three months ended January 1, 2010 and January 2, 2009 (in thousands):

	2010	2009
Project Services	$1,012,955	$1,306,025
Construction	969,879	1,357,889
Operations and Maintenance (“O&M”)	287,682	346,522
Process, Scientific and Systems Consulting	207,269	222,217

	$2,477,785	$3,232,653

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three months ended January 1, 2010 and January 2, 2009 (in thousands):

	2010	2009
Energy & Refining—Downstream	$824,064	$1,172,885
National Government Programs	592,417	588,531
Chemicals and Polymers	313,235	337,448
Infrastructure	216,406	251,718
Pharmaceuticals and Biotechnology	197,084	250,991
Buildings	124,998	145,848
Oil & Gas—Upstream	121,943	315,288
Industrial and Other	87,638	169,944

	$2,477,785	$3,232,653

As shown above, revenues during the first quarter of fiscal 2010 for all of the types of services we provide were lower as compared to the prior year, as were revenues from most of the industry groups and markets we serve. We believe this decline in revenues is attributable primarily to the continuing effects of the current recession combined with the routine completion and normal winding-down of projects.

Direct costs of contracts for the three months ended January 1, 2010 decreased $666.7 million, or 23.8%, to $2.1 billion as compared to $2.8 billion for the corresponding period last year. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

For the three months ended January 1, 2010, pass-through costs decreased $471.0 million to $727.3 million, as compared to the corresponding periods last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three months ended January 1, 2010 was 85.9% as compared to 86.5% for the three months ended January 2, 2009. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the direct cost of contracts percentage will be. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The decrease in the direct cost of contracts percentage for the three months ended January 1, 2010 as compared to the corresponding period last year was due primarily to a combination of lower construction services revenue, relative to project services, combined with better project performance.

Selling, general and administrative (“SG&A”) expenses for the three months ended January 1, 2010 decreased $20.6 million, or 8.0%, as compared to the corresponding period last year. However, SG&A expenses for the current fiscal quarter increased $9.9 million, or 4.4%, as compared to the immediately preceding fiscal quarter. In response to the current business environment, the Company ceased using one of its offices located in Houston, Texas, and entered into a sublease for the entire property. Included in SG&A expenses for the first quarter for fiscal 2010 was a charge of $11.4 million relating to the Houston property.

Interest income for the three months ended January 1, 2010 decreased $3.8 million as compared to the corresponding period last year. The decrease in interest income was due primarily to lower rates of interest earned during the current fiscal quarter as compared to last year.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

The following table summarizes our backlog at January 1, 2010 and January 2, 2009 (in millions):

	2010	2009
Technical professional services	$8,244.1	$7,884.2
Field services	6,644.1	8,093.2

Total	$14,888.2	$15,977.4

Our backlog decreased $1.1 billion, or 6.8%, to $14.9 billion at January 1, 2010 from $16.0 billion at January 2, 2009. Backlog at January 1, 2010 includes new awards from clients operating in many of the industry groups and markets we serve, and in particular national government programs and infrastructure.

Liquidity and Capital Resources

At January 1, 2010, our principal sources of liquidity consisted of $1.1 billion of cash and cash equivalents, and $289.4 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

In addition to our $290.0 million, long-term, unsecured revolving credit facility, we have also entered into a short-term credit facility with a bank in the U.S. We entered into the facility in connection with our acquisition of a one-third interest in AWE Management Ltd. (“AWE”). Approximately $112.9 million was outstanding under this facility at January 1, 2010.

During the first three months of fiscal 2010, our cash and cash equivalents increased by $21.4 million to $1.1 billion at January 1, 2010. This compares to a net increase in cash and cash equivalents of $183.4 million, to $787.9 million, during the corresponding period last year. During the three months ended January 1, 2010, we experienced net cash inflows of $240.4 million from operating activities, $107.4 million from financing activities, and $0.8 million from the effects of exchange rate changes. These cash inflows were offset in part by net cash outflows of $327.2 million from investing activities.

Our operations provided net cash of $240.4 million during the three months ended January 1, 2010. This compares to net cash inflows of $203.0 million for the corresponding period last year. The $37.3 million increase in cash provided by operations for the three months ended

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

January 1, 2010 as compared to the corresponding period last year was due primarily to the following factors:

•	an $80.3 million increase relating to changes in our working capital accounts (discussed below) ; and,

•	a $3.2 million increase in amortization of intangible assets.

These increases in cash flows from operations were offset in part by the following:

•	a $43.9 million decrease in net earnings; and,

•	a $5.3 million decrease relating to deferred income taxes.

With respect to the $80.3 million increase in cash flows relating to changes in our working capital accounts, there was no unusual activity occurring in these accounts during the three months ended January 1, 2010.

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

This relationship between revenues and costs, and between receivables and payables is unique for our industry, and facilitates review at the total working capital level. The $80.3 million increase in cash flows relating to changes in our working capital accounts was due simply to the timing of cash receipts and payments within our working capital accounts and is not indicative of any known trend or fundamental change to the underlying business.

We used $327.2 million of cash and cash equivalents for investing activities during the three months ended January 1, 2010 as compared to $15.3 million during the corresponding period last year. The $311.9 million increase in cash used for investing activities for the three months ended January 1, 2010 as compared to the corresponding period last year was due primarily to acquisitions of businesses and changes in investments.

During the quarter ended January 1, 2010 we acquired TYBRIN and completed our acquisition of AWE.

Our financing activities resulted in net cash inflows of $107.4 million during the three months ended January 1, 2010. This compares to net cash inflows of $7.2 million during the corresponding period last year. The $100.3 million net increase in cash flows from financing activities during the three months ended January 1, 2010 as compared to the corresponding period last year was due primarily to a $96.1 million increase in short-term borrowings.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $1.1 billion in cash and cash equivalents at January 1, 2010, compared to $1.0 billion at October 2, 2009. Our consolidated working capital position at January 1, 2010 was $1.3 billion, a decrease of $200.0 million from October 2, 2009. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which $0.6 million was

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

utilized at January 1, 2010 in the form of direct borrowings. While our access to capital has not been severely affected by the credit crisis currently impacting global markets, we believe the full effect of the crisis may increase our borrowing costs in the future. We believe that the capacity, terms and conditions of our long-term revolving credit facility, combined with other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. As more fully discussed below and in Item 1A—Risk Factors of our 2009 Form 10-K (beginning on page 18 thereto), our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only committed source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility at January 1, 2010 was $0.6 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the Company can use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of January 1, 2010, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with Statement of Accounting Standards Codification 450—Contingencies and Accounting Standards Codification 740—Income Taxes, we record in our Consolidated Balance Sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We include any adjustments to such reserves in our consolidated results of operations.

Management believes, after consultation with counsel, that such guarantees, litigation, United States Government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries several years ago prior to our acquisition of that subsidiary. The dispute involves proper waste feed; content of residues; final acceptance of the plant; and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $57.7 million at January 1, 2010) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

On August 1, 2007 the I-35W bridge in Minneapolis, Minnesota suffered a tragic collapse. The bridge was designed and built in the early 1960’s. Sverdrup & Parcel and Associates, Inc. (“Sverdrup & Parcel”) provided design services to the Minnesota Department of Transportation (“MnDOT”) on the bridge. Sverdrup & Parcel was a predecessor company to Sverdrup Corporation, a company acquired by Jacobs in 1999. Several lawsuits have been filed against a consultant who had been providing engineering analyses of the bridge prior to its collapse, and against a contractor who was providing maintenance and construction work on the bridge at

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

the time of its collapse. No lawsuits have been filed directly against the Company by any of the primary plaintiffs. The consultant and the contractor have filed suit against the Company claiming that the Company was liable for negligent design services by Sverdrup & Parcel, and against MnDOT claiming that MnDOT had an obligation to inspect, maintain and repair the Bridge and that it failed to do so. MnDOT has filed a suit against the Company claiming that it is entitled to be indemnified for any and all amounts that it pays out under its Victims Compensation Fund. We understand that the contractor has settled all of the plaintiffs’ claims against it. The contractor’s suit against the Company is in the process of being dismissed without any compensation being paid by the Company. The Company’s motions to dismiss the remaining claims against it by the consultant and MnDOT based on the State Statute of Repose were denied. The Company has filed an appeal. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Item 1A.	Risk Factors.

Please refer to Item 1A—Risk Factors on pages 18 through 29 of our 2009 Form 10-K, which is incorporated herein by reference. There have been no material changes from those risk factors previously disclosed in our 2009 Form 10-K.

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

Date: January 28, 2010