Form 10-Q
period 2010-04-02
JACOBS ENGINEERING GROUP INC /DE/
filed 2010-04-29
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☒  No

Number of shares of common stock outstanding at April 22, 2010:    125,018,964

JACOBS ENGINEERING GROUP INC.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	April 2, 2010 (Unaudited)	October 2, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$839,057	$1,033,619
Receivables	1,698,774	1,618,561
Deferred income taxes	128,444	117,066
Prepaid expenses and other	44,055	49,203

Total current assets	2,710,330	2,818,449

Property, Equipment and Improvements, Net	223,776	240,350

Other Noncurrent Assets:
Goodwill	1,125,591	929,842
Miscellaneous	591,125	439,973

Total other non-current assets	1,716,716	1,369,815

	$4,650,822	$4,428,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$95,579	$17,495
Accounts payable	316,308	340,651
Accrued liabilities	695,803	679,109
Billings in excess of costs	237,685	252,149
Income taxes payable	7,331	6,497

Total current liabilities	1,352,706	1,295,901

Long-term Debt	561	737

Other Deferred Liabilities	485,268	500,501

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—124,904,879 shares and 124,229,933 shares, respectively	124,905	124,230
Additional paid-in capital	735,202	703,860
Retained earnings	2,156,895	2,009,338
Accumulated other comprehensive loss	(210,308)	(211,515)

Total Jacobs stockholders’ equity	2,806,694	2,625,913
Noncontrolling interests	5,593	5,562

Total Group stockholders’ equity	2,812,287	2,631,475

	$4,650,822	$4,428,614

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Six Months Ended April 2, 2010 and April 3, 2009

(In thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Revenues	$2,586,974	$2,975,452	$5,064,759	$6,208,105
Costs and Expenses:
Direct cost of contracts	(2,223,793)	(2,571,828)	(4,352,369)	(5,367,062)
Selling, general and administrative expenses	(241,177)	(232,936)	(476,905)	(489,287)

Operating Profit	122,004	170,688	235,485	351,756

Other Income (Expense):
Interest income	796	2,589	1,634	7,191
Interest expense	(705)	(797)	(1,317)	(2,026)
Miscellaneous expense, net	(935)	(1,853)	(1,494)	(4,712)
Total other income (expense), net	(844)	(61)	(1,177)	453

Earnings Before Taxes	121,160	170,627	234,308	352,209

Income Tax Expense	(43,593)	(61,457)	(84,340)	(126,922)

Net Earnings of the Group	77,567	109,170	149,968	225,287

Net (Income) Loss Attributable to Noncontrolling Interests	(67)	117	(31)	350

Net Earnings Attributable to Jacobs	$77,500	$109,287	$149,937	$225,637

Net Earnings Per Share:
Basic	$0.63	$0.89	$1.21	$1.84
Diluted	$0.62	$0.88	$1.20	$1.82

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended April 2, 2010 and April 3, 2009

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Net Earnings of the Group	$77,567	$109,170	$149,968	$225,287

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(12,256)	(7,387)	(6,307)	(49,328)
Gain (loss) on cash flow hedges	(498)	4,878	876	(9,103)
Change in pension liability	11,571	(231)	9,428	24,304
Other comprehensive income (loss) before taxes	(1,183)	(2,740)	3,997	(34,127)
Income tax benefit (expense)	(2,918)	(1,569)	(2,790)	5,389
Net other comprehensive income (loss)	(4,101)	(4,309)	1,207	(28,738)

Net Comprehensive Income of the Group	73,466	104,861	151,175	196,549

Net Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(67)	117	(31)	350

Net Comprehensive Income Attributable to Jacobs	$73,399	$104,978	$151,144	$196,899

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended April 2, 2010 and April 3, 2009

(In thousands)

(Unaudited)

	2010	2009
Cash Flows from Operating Activities:
Net earnings	$149,937	$225,637
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	33,265	33,170
Intangible assets	11,576	4,234
Gain from investments	—	(1,249)
Stock based compensation	11,585	11,621
Excess tax benefits from stock based compensation	(1,477)	(2,048)
Losses on sales of assets, net	11	93
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(53,874)	103,298
Prepaid expenses and other current assets	6,142	2,511
Accounts payable	(33,211)	(83,286)
Accrued liabilities	(2,860)	(84,331)
Billings in excess of costs	3,433	18,509
Income taxes payable	(8,768)	(23,082)
Deferred income taxes	1,017	(3,947)
Other, net	391	—

Net cash provided by operating activities	117,167	201,130

Cash Flows from Investing Activities:
Additions to property and equipment	(23,372)	(36,309)
Disposals of property and equipment	12,179	1,641
Changes in investments, net	(121,720)	(4,959)
Acquisitions of businesses, net of cash acquired	(261,850)	(1,033)
Changes in other non-current assets, net	(11,296)	23,514

Net cash used for investing activities	(406,059)	(17,146)

Cash Flows from Financing Activities:
Repayments of long-term borrowings	(150)	(18,985)
Net change in short-term borrowings	79,218	235
Proceeds from issuances of common stock	18,062	22,156
Excess tax benefits from stock based compensation	1,477	2,048
Changes in other deferred liabilities, net	(5,847)	(5,775)

Net cash provided by (used for) financing activities	92,760	(321)

Effect of Exchange Rate Changes	1,570	(15,431)

Net Increase (Decrease) in Cash and Cash Equivalents	(194,562)	168,232
Cash and Cash Equivalents at the Beginning of the Period	1,033,619	604,420

Cash and Cash Equivalents at the End of the Period	$839,057	$772,652

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 2, 2010

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

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009 (“2009 Form 10-K”) as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2009 Form 10-K. Readers should also read our report on Form 10-Q for the quarterly period ended January 1, 2010.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at April 2, 2010 and for the three and six month periods ended April 2, 2010 and April 3, 2009.

The Company has evaluated subsequent events through the date of filing this Form 10-Q with the SEC. No material subsequent events have occurred since April 2, 2010 that required recognition or disclosure in these financial statements.

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

In December 2007, the FASB revised the accounting and reporting for noncontrolling (formerly known as minority) interests in consolidated financial statements. These revisions clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The revisions also established that net income attributable to both the parent and the noncontrolling interests be reported in the consolidated statement of earnings, and eliminated the requirement of purchase accounting for a parent’s acquisition of a noncontrolling ownership interest. These revisions were effective for the Company October 3, 2009.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 2, 2010

(continued)

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

Business Combination

On February 16, 2010, the Company acquired Jordan, Jones and Goulding, Inc. (“JJG”), a 500-person professional services firm headquartered in Atlanta, Georgia. Founded in 1958, JJG provides engineering, planning, and consulting services for water, wastewater, environmental and other clients. The results of operations of JJG for the second quarter of fiscal 2010 were not material. The purchase price allocation has not been completed. Included in the Company’s Consolidated Balance Sheet at April 2, 2010 is goodwill of approximately $37.3 million associated with the acquisition of JJG.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 2, 2010

(continued)

Receivables

The following table presents the components of “Receivables” appearing in the accompanying Consolidated Balance Sheets at April 2, 2010 and October 2, 2009 as well as certain other related information (in thousands):

	2010	2009
Components of receivables:
Amounts billed	$866,797	$846,716
Unbilled receivables and other	794,825	750,035
Retentions receivable	46,934	31,409
Allowance for doubtful accounts	(9,782)	(9,599)

Total receivables, net	$1,698,774	$1,618,561

Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$394,054	$366,158

Claims receivable:
Relating to the waste incineration project, explained below	$35,197	$37,887
Other	17,172	19,813

Total	$52,369	$57,700

Unbilled receivables represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.

Claims receivable represent costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. The claim relating to the waste incineration project is discussed more fully in Note 11 — Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-25 of our 2009 Form 10-K. Due to the timing of when this claim may be settled, the receivable is included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheets. The claim relates to a dispute involving proper waste feed, content of residues, final acceptance of the plant, and costs of operation and maintenance of the plant. The other claims receivable are included in “Receivables” in the accompanying Consolidated Balance Sheets.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 2, 2010

(continued)

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, net in the accompanying Consolidated Balance Sheets at April 2, 2010 and October 2, 2009 consisted of the following (in thousands):

	2010	2009
Land	$12,173	$11,901
Buildings	88,332	85,067
Equipment	434,145	430,220
Leasehold improvements	119,146	125,050
Construction in progress	16,552	5,845

	670,348	658,083
Accumulated depreciation and amortization	(446,572)	(417,733)

	$223,776	$240,350

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

The nature of our business sometimes results in clients, subcontractors or vendors presenting claims to us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In those situations where a claim against us may result in additional costs to the contract, we include in the total estimated costs of the contract (and therefore, the estimated amount of margin to be earned under the contract) an estimate, based on all relevant facts and circumstances available, of the additional costs to be incurred. Similarly, and in the normal course of business, we may present claims to our clients for costs we have incurred for which we believe we are not contractually responsible. With respect to such claims, we include in revenues the amount of costs incurred, without profit, to the extent it is probable that the claims will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. Costs associated with unapproved change orders are included in revenues using substantially the same criteria used for claims.

Certain cost-reimbursable contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates or target costs, and/or meeting other performance criteria as defined in the contracts. Failure to meet these targets can result in unrealized incentive fees. We recognize incentive fees based on expected results using the percentage-of-completion method of accounting. As the contract progresses and more information becomes available, the estimate of the anticipated incentive fee that will be earned is revised as necessary. We bill incentive fees based on the terms and conditions of the individual contracts. In certain situations we are allowed to bill a portion of the incentive fees over the performance period of the contract. In other situations, we are allowed to bill incentive fees only after the target criterion has been achieved. Incentive fees which have been recognized but not billed are included in receivables in the accompanying Consolidated Balance Sheets.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 2, 2010

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

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. Rarely do they, in and of themselves, present any risk of loss to us or to our partners separate from those that we would carry if we were performing the contract on our own. Under accounting principles generally accepted in the United States (“U.S. GAAP”), our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our Consolidated Financial Statements.

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

The following table presents certain financial information as of April 2, 2010 about those VIEs (i) for which we are the primary beneficiary, and (ii) for which we are not the primary beneficiary (in thousands):

Selected financial information about those VIEs for which we are the primary beneficiary:
Total assets	$61,837
Total liabilities	$51,158

Selected financial information about those VIEs for which we are not the primary beneficiary:
Total assets	$262,307
Total liabilities	$220,963

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 2, 2010

(continued)

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

The following table sets forth pass-through costs included in revenues for the three and six months ended April 2, 2010 and April 3, 2009 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Pass-through costs included in revenues	$721,682	$1,160,875	$1,448,948	$2,359,093

Disclosures About Defined Pension Benefit Obligations

The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and six month periods ended April 2, 2010 and April 3, 2009 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Component:	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Service cost	$5,308	$4,553	$11,387	$9,232
Interest cost	12,784	11,843	27,043	24,075
Expected return on plan assets	(11,295)	(10,661)	(23,757)	(21,684)
Amortization of previously unrecognized items	2,986	1,286	6,293	2,623

Net periodic benefit cost	$9,783	$7,021	$20,966	$14,246

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2010 (in thousands):

Cash contributions made during the first six months of fiscal 2010	$25,265
Cash contributions we expect to make during the remainder of fiscal 2010	17,075

Total	$42,340

The change in pension liability included in the Consolidated Statements of Comprehensive Income for the three and six months ended April 2, 2010 and April 3, 2009 relates primarily to the effects of exchange rate changes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 2, 2010

(continued)

Earnings Per Share and Certain Related Information

The following table (i) reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the three and six months ended April 2, 2010 and April 3, 2009; (ii) provides information regarding the number of non-qualified stock options that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	123,911	122,605	123,771	122,414
Effect of stock options and restricted stock	1,654	1,753	1,670	1,757

Denominator used to compute diluted EPS	125,565	124,358	125,441	124,171

Antidilutive stock options	2,887.7	2,309.7	2,887.7	2,309.7

Shares of common stock issued from the exercise of stock options and the release of restricted stock	426.1	416.8	697.7	807.3

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

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•

The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 33 through 36 of our 2009 Annual Report on Form 10-K (the “2009 Form 10-K”), and the most current discussion of our significant accounting policies appears on pages F-7 through F-13 of our 2009 Form 10-K), as well as the discussion of new accounting standards included in the Notes to Consolidated Financial Statements of this Form 10-Q;

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations

In order to better understand the Company’s results of operations for the second quarter of fiscal 2010 (i.e., the current fiscal quarter) and the recent trends in our business, we present the following tables which compare our operating results for the current fiscal quarter to the first quarter of fiscal 2010 (i.e., the immediately preceding fiscal quarter) and the second quarter of fiscal 2009 (dollars in thousands, except per share information):

	Second Quarter FY 2010	First Quarter FY 2010	Second Quarter FY 2009
Revenues	$2,586,974	$2,477,785	$2,975,452
Direct costs of contracts	(2,223,793)	(2,128,576)	(2,571,828)
SG&A Expenses	(241,177)	(235,728)	(232,936)

Operating profit	$122,004	$113,481	$170,688

Net earnings	$77,500	$72,437	$109,287

Earnings per share (diluted)	$0.62	$0.58	$0.88

Direct costs of contracts as a percentage of revenues	86.0%	85.9%	86.4%

Other Comparisons:

	Second Quarter of FY 2010 as Compared to
	First Quarter FY 2010	Second Quarter FY 2009
Percentage change in revenues	4.4%	(13.1%)
Percentage change in SG&A expenses	2.3%	3.5%
Percentage change in operating profit	7.5%	(28.5%)
Percentage change in net earnings	7.0%	(29.1%)

Net earnings for the second quarter of fiscal 2010 ended April 2, 2010 totaled $77.5 million compared to $109.3 million for the second quarter of fiscal 2009 ended April 3, 2009. Net earnings for the six months ended April 2, 2010 totaled $149.9 million compared to $225.6 million for the comparable period last year. In general, year-over-year (fiscal 2010 as compared to fiscal 2009) comparisons of net earnings, as well as most other elements of our results of operations, will continue to show the effects on our business of the global recession which began in 2007. Because our business tends to lag the general economy, our results of operations usually do not reflect the full effects of a recession, nor any recovery, until several or more fiscal quarters later.

Comparing the Company’s operating results for the second quarter of fiscal 2010 to the immediately preceding fiscal quarter, we experienced a 7.5% and 7.0% improvement in both operating profit and net earnings, respectively. The improvement in the Company’s results of operations during the current fiscal quarter as compared to the immediately preceding fiscal quarter was due primarily to an increase in project services revenues combined with continuing control over our selling, general, and administrative expenses.

During fiscal 2009 and continuing into fiscal 2010, we took certain actions which, we believe, will help to mitigate the effects of the recession. In particular, in the first quarter of fiscal 2010 the Company ceased using one of its offices located in Houston, Texas, and entered into a sublease for the entire property. Accordingly, included in net earnings for the six months ended April 2, 2010 is an after-tax charge of $5.8 million, or $0.04 per diluted share, relating to this real estate transaction. Partially offsetting the benefits of this restructuring charge during the second quarter of fiscal 2010 were the additional selling, general, and administrative expenses relating to our recent acquisitions as well as the amortization expense associated with those intangible assets acquired in connection with such acquisitions.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We believe we are well positioned to weather the current recessionary business environment, but we can provide no assurance that we will be able to do so. The Company maintains its competitive cost posture by driving down costs and maintaining long-term relationships with core clients such as the U.S. federal and other national governments, and large, multinational companies. We also continued to monitor new project opportunities arising from the American Recovery and Reinvestment Act of 2009 (although the timing, size, and scope of any such new work cannot be presently predicted).

We continue to look for strategic acquisitions that expand our markets and geographic reach. Geographies where the Company sees opportunities include the Middle East, India, and China. Markets where the Company sees opportunities include aerospace and defense; water and wastewater; upstream oil and gas; power; and minerals. Our cash position allows us to execute our acquisition strategy.

Total revenues for the second quarter of fiscal 2010 decreased by $388.5 million, or 13.1%, to $2.6 billion compared to $3.0 billion for the second quarter of fiscal 2009. Total revenues for the six months ended April 2, 2010 decreased by $1.1 billion, or 18.4%, to $5.1 billion compared to $6.2 billion for the corresponding period last year.

The following table sets forth our revenues by the various types of services we provide for the three and six months ended April 2, 2010 and April 3, 2009 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Project Services	$1,110,065	$1,171,635	$2,123,020	$2,477,660
Construction	986,581	1,310,142	1,956,460	2,668,031
Operations and Maintenance (“O&M”)	255,834	273,215	543,516	619,737
Process, Scientific and Systems Consulting	234,494	220,460	441,763	442,677

	$2,586,974	$2,975,452	$5,064,759	$6,208,105

As shown above, revenues for both the three and six months ended April 2, 2010 among the types of services we provide were generally lower as compared to the corresponding periods last year, with revenues from construction services posting the largest declines.

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and six months ended April 2, 2010 and April 3, 2009 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Energy & Refining - Downstream	$825,991	$1,110,046	$1,650,055	$2,282,931
National Government Programs	613,264	521,220	1,138,117	1,052,643
Chemicals and Polymers	314,349	291,886	627,584	629,334
Oil & Gas - Upstream	123,739	245,417	245,682	560,705
Infrastructure	240,119	239,095	456,525	490,813
Buildings	221,389	210,536	413,951	413,492
Pharmaceuticals and Biotechnology	154,251	203,848	351,335	454,839
Industrial and Other	93,872	153,404	181,510	323,348

	$2,586,974	$2,975,452	$5,064,759	$6,208,105

Amounts related to the Company’s buildings work for the U.S. Federal Government have been reclassified from the National Government Programs market into the Buildings market. Prior period information has been reclassified to conform to this new presentation.

As shown above, revenues for both the three and six months ended April 2, 2010 from projects for clients operating in many of the markets and industry groups we serve were generally lower as compared to the corresponding periods last year, with revenues from clients operating in the energy and refining (downstream) and oil and gas (upstream) markets posting the largest declines.

We believe these declines in revenues are attributable to the continuing effects of the current recession combined with the routine completion and normal winding-down of projects. Offsetting these declines in part are increased revenues from projects for our national government clients.

Direct costs of contracts for the three months ended April 2, 2010 decreased $348.0 million, or 13.5%, to $2.2 billion as compared to $2.6 billion for the corresponding period

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

last year. Direct costs of contracts for the six months ended April 2, 2010 decreased $1.0 billion, or 18.9%, to $4.4 billion as compared to $5.4 billion for the corresponding period last year. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such items as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

For the three and six months ended April 2, 2010, pass-through costs decreased $439.2 million and $910.1 million, respectively, as compared to the corresponding periods last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three and six months ended April 2, 2010 was 86.0% and 85.9%, respectively. This compares to 86.4% and 86.5%, respectively, for the three and six months ended April 3, 2009. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the direct cost of contracts percentage will be. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The decrease in the direct cost of contracts percentage for the three and six months ended April 2, 2010 as compared to the corresponding periods last year were due primarily to a combination of lower construction services revenue relative to project services, combined with better project performance.

Selling, general and administrative (“SG&A”) expenses for the three months ended April 2, 2010 increased $8.2 million, or 3.5%, to $241.2 million compared to $232.9 million for the three months ended April 3, 2009. For the six months ended April 2, 2010, SG&A expenses decreased by $12.4 million, or 2.5%, to $476.9 million compared to $489.3 million for the six months ended April 3, 2009.

Included in SG&A expenses in the current fiscal year are the SG&A expenses of our recent acquisitions as well as the amortization expense associated with the acquired intangible assets. In addition, and in response to the current business environment, the Company ceased using one of its offices located in Houston, Texas, and entered into a sublease for the entire property. Included in SG&A expenses for the six months ended April 2, 2010 was a charge of $11.4 million relating to the Houston property.

Interest income for the three and six months ended April 2, 2010 decreased $1.8 million and $5.6 million, respectively as compared to the corresponding periods last year. The

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

decrease in interest income was due primarily to lower rates of interest earned during the current fiscal quarter as compared to last year.

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

The following table summarizes our backlog at April 2, 2010 and April 3, 2009 (in millions):

	2010	2009
Technical professional services	$8,299.3	$8,116.8
Field services	6,354.3	8,515.1

Total	$14,653.6	$16,631.9

Our backlog decreased $2.0 billion, or 11.9%, to $14.7 billion at April 2, 2010 from $16.6 billion at April 3, 2009. Backlog at April 2, 2010 includes new awards from our public sector clients.

Liquidity and Capital Resources

At April 2, 2010, our principal sources of liquidity consisted of $839.1 million of cash and cash equivalents, and $256.5 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

In addition to our $290.0 million revolving credit facility, we have also entered into a short-term credit facility with a bank in the U.S. We entered into the facility in connection with our acquisition of a one-third interest in AWE Management Ltd. (“AWE”). Approximately $95.2 million was outstanding under this facility at April 2, 2010.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

During the first six months of fiscal 2010, our cash and cash equivalents decreased by $194.6 million to $839.1 million at April 2, 2010. This compares to a net increase in cash and cash equivalents of $168.2 million, to $772.7 million, during the corresponding period last year. During the six months ended April 2, 2010, we used $406.1 million of cash and cash equivalents for investing activities. This cash outflow was offset in part by net cash inflows of $117.2 million from operating activities, $92.8 million from financing activities, and $1.6 million from the effects of exchange rates.

Our operations provided net cash of $117.2 million during the six months ended April 2, 2010. This compares to net cash inflows of $201.1 million for the corresponding period last year. The $84.0 million decrease in cash provided by operations for the six months ended April 2, 2010 as compared to the corresponding period last year was due primarily to the following factors:

•	a $75.7 million decrease in net earnings; and,

•	a $22.8 million decrease relating to changes in our working capital accounts (discussed below).

These decreases in cash flows from operations were offset in part by the following:

•	a $7.3 million change relating to the amortization of intangibles; and,

•	a $5.0 million change relating to deferred income taxes.

With respect to the $22.8 million decrease in cash flows relating to changes in our working capital accounts, there was no unusual activity occurring in these accounts during the six months ended April 2, 2010.

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

This relationship between revenues and costs, and between receivables and payables is unique for our industry, and facilitates review at the total working capital level. The $22.8 million decrease in cash flows relating to changes in our working capital accounts was due simply to the timing of cash receipts and payments within our working capital accounts and is not indicative of any known trend or fundamental change to the underlying business.

We used $406.1 million of cash and cash equivalents for investing activities during the six months ended April 2, 2010 as compared to $17.1 million during the corresponding period last year. The $388.9 million increase in cash used for investing activities for the six months ended April 2, 2010 as compared to the corresponding period last year was due primarily to acquisitions of businesses and changes in investments.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

During the six months ended April 2, 2010 we acquired JJG, TYBRIN and completed our acquisition of AWE.

Our financing activities resulted in net cash inflows of $92.8 million during the six months ended April 2, 2010. This compares to net cash outflows of $0.3 million during the corresponding period last year. The $93.1 million net increase in cash flows from financing activities during the six months ended April 2, 2010 as compared to the corresponding period last year was due primarily to a $79.0 million increase in short-term borrowings.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $839.1 million in cash and cash equivalents at April 2, 2010, compared to $1.0 billion at October 2, 2009. Our consolidated working capital position at April 2, 2010 was $1.4 billion, a decrease of $164.9 million from October 2, 2009. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which approximately $33.5 million was utilized at April 2, 2010 in the form of direct borrowings and letters of credit. While our access to capital has not been severely affected by the credit crisis currently impacting global markets, we believe the full effect of the crisis may increase our borrowing costs in the future. We believe that the capacity, terms and conditions of our long-term revolving credit facility, combined with other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.

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

Interest Rate Risk

Our only committed source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility at April 2, 2010 was $0.6 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the Company can use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 2, 2010, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with Accounting Standards Codification 450—Contingencies and Accounting Standards Codification 740—Income Taxes, we record in our Consolidated Balance Sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We include any adjustments to such reserves in our consolidated results of operations.

Management believes, after consultation with counsel, that such guarantees, litigation, United States Government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

In addition to the matters described above, we are involved in a dispute with a client relating to a large waste incineration project in Europe. The contract was entered into by one of our subsidiaries more than ten years ago prior to our acquisition of that subsidiary. The dispute involves proper waste feed; content of residues; final acceptance of the plant; and costs of operation and maintenance of the plant. We have initiated litigation against the client and are seeking in excess of €40.0 million (approximately $54.1 million at April 2, 2010) in damages. The client has filed a counterclaim against us, which we believe is without merit. We believe our claims are valid and enforceable and that we will be ultimately successful in obtaining a favorable judgment.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

The Company’s 2010 Annual Meeting of Shareholders was held at its headquarters on January 28, 2010, as previously announced in its Notice of Annual Meeting of Shareholders and Proxy Statement dated December 17, 2009, copies of which were filed with the Securities and Exchange Commission pursuant to Regulation 14A.

There were two matters voted upon by the shareholders at the Annual Meeting: (i) the election of Robert C. Davidson, Jr., Edward V. Fritzky, and Benjamin F. Montoya, as directors to hold office until the 2013 annual meeting, and the election of Peter J. Robertson as a director to hold office until the 2012 annual meeting, and (ii) ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending October 1, 2010.

The results of the shareholder voting were as follows (all shares voted were voted by proxy):

	Votes For	Votes Against	Abstentions	Broker Non-votes
1. Election of Directors:
Robert C. Davidson, Jr.	81,787,281	1,543,923	111,214	15,022,903
Edward V. Fritzky	81,908,650	1,427,722	106,046	15,022,903
Benjamin F. Montoya	81,668,851	1,659,778	113,789	15,022,903
Peter J. Robertson	79,741,798	3,589,820	110,890	15,022,813
2. Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm.	97,281,977	1,036,004	146,977	363

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

10.1 —	Jacobs Engineering Group Inc. 2005 Executive Deferral Plan

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: April 29, 2010