Form 10-Q
period 2010-07-02
JACOBS ENGINEERING GROUP INC /DE/
filed 2010-07-30
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☒  No

Number of shares of common stock outstanding at July 22, 2010:    125,731,351

JACOBS ENGINEERING GROUP INC.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	July 2, 2010 (Unaudited)	October 2, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$941,680	$1,033,619
Receivables	1,661,767	1,618,561
Deferred income taxes	128,508	117,066
Prepaid expenses and other	41,246	49,203

Total current assets	2,773,201	2,818,449

Property, Equipment and Improvements, Net	220,153	240,350

Other Noncurrent Assets:
Goodwill	1,118,195	929,842
Miscellaneous	549,227	439,973

Total other non-current assets	1,667,422	1,369,815

	$4,660,776	$4,428,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$93,610	$17,495
Accounts payable	284,999	340,651
Accrued liabilities	784,213	679,109
Billings in excess of costs	203,876	252,149
Income taxes payable	—	6,497

Total current liabilities	1,366,698	1,295,901

Long-term Debt	517	737

Other Deferred Liabilities	475,769	500,501

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—125,622,661 shares and 124,229,933 shares, respectively	125,623	124,230
Additional paid-in capital	752,612	703,860
Retained earnings	2,174,378	2,009,338
Accumulated other comprehensive loss	(240,613)	(211,515)

Total Jacobs stockholders’ equity	2,812,000	2,625,913
Noncontrolling interests	5,792	5,562

Total Group stockholders’ equity	2,817,792	2,631,475

	$4,660,776	$4,428,614

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Nine Months Ended July 2, 2010 and July 3, 2009

(In thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenues	$2,507,725	$2,706,724	$7,572,484	$8,914,829
Costs and Expenses:
Direct cost of contracts	(2,235,537)	(2,334,861)	(6,587,906)	(7,701,923)
Selling, general and administrative expenses	(227,105)	(225,189)	(704,010)	(714,476)

Operating Profit	45,083	146,674	280,568	498,430

Other Income (Expense):
Interest income	1,974	2,465	3,608	9,656
Interest expense	(8,174)	(402)	(9,491)	(2,428)
Miscellaneous expense, net	(1,644)	(670)	(3,138)	(5,382)
Total other income (expense), net	(7,844)	1,393	(9,021)	1,846

Earnings Before Taxes	37,239	148,067	271,547	500,276

Income Tax Expense	(17,999)	(53,381)	(102,339)	(180,303)

Net Earnings of the Group	19,240	94,686	169,208	319,973

Net (Income) Loss Attributable to Noncontrolling Interests	(197)	214	(228)	564

Net Earnings Attributable to Jacobs	$19,043	$94,900	$168,980	$320,537

Net Earnings Per Share:
Basic	$0.15	$0.77	$1.36	$2.61
Diluted	$0.15	$0.76	$1.35	$2.58

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended July 2, 2010 and July 3, 2009

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net Earnings of the Group	$19,240	$94,686	$169,208	$319,973

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(32,965)	31,699	(39,276)	(17,630)
Gain (loss) on cash flow hedges	(2,513)	3,147	(1,637)	(5,956)
Change in pension liability	5,714	(11,622)	15,141	12,683
Other comprehensive income (loss) before taxes	(29,764)	23,224	(25,772)	(10,903)
Income tax benefit (expense)	(537)	2,141	(3,326)	7,531
Net other comprehensive income (loss)	(30,301)	25,365	(29,098)	(3,372)

Net comprehensive income (loss) of the group	(11,061)	120,051	140,110	316,601

Net comprehensive income (loss) attributable to noncontrolling interests	(197)	214	(228)	564

Net comprehensive income (loss) attributable to Jacobs	$(11,258)	$120,265	$139,882	$317,165

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended July 2, 2010 and July 3, 2009

(In thousands)

(Unaudited)

	2010	2009
Cash Flows from Operating Activities:
Net earnings	$168,980	$320,537
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	48,202	50,081
Intangible assets	17,512	6,562
Gains from investments, net	—	(1,249)
Stock based compensation	17,647	17,923
Excess tax benefits from stock based compensation	(3,014)	(2,989)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(33,332)	247,243
Prepaid expenses and other current assets	8,223	(286)
Accounts payable	(60,535)	(103,912)
Accrued liabilities	103,545	(82,334)
Billings in excess of costs	(7,859)	26,552
Income taxes payable	(27,420)	4,456
Deferred income taxes	3,483	(1,449)
Other, net	753	16

Net cash provided by operating activities	236,185	481,151

Cash Flows from Investing Activities:
Additions to property and equipment	(41,229)	(46,778)
Disposals of property and equipment	13,774	1,847
Changes in investments, net	(104,150)	(29,838)
Acquisitions of businesses, net of cash acquired	(258,798)	(1,033)
Changes in other non-current assets, net	(5,203)	21,453

Net cash used for investing activities	(395,606)	(54,349)

Cash Flows from Financing Activities:
Repayments of long-term borrowings	(182)	(33,879)
Net change in short-term borrowings	77,254	31,110
Proceeds from issuances of common stock	27,642	32,451
Excess tax benefits from stock based compensation	3,014	2,989
Changes in other deferred liabilities, net	(6,014)	(5,451)

Net cash provided by financing activities	101,714	27,220

Effect of Exchange Rate Changes	(34,232)	1,028

Net Increase (Decrease) in Cash and Cash Equivalents	(91,939)	455,050
Cash and Cash Equivalents at the Beginning of the Period	1,033,619	604,420

Cash and Cash Equivalents at the End of the Period	$941,680	$1,059,470

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 2, 2010

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

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009 (“2009 Form 10-K”) as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2009 Form 10-K. Readers should also read our reports on Form 10-Q for the quarterly periods ended January 1, 2010 and April 2, 2010.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at July 2, 2010 and for the three and nine month periods ended July 2, 2010 and July 3, 2009.

The Company has evaluated subsequent events through the date of filing this Form 10-Q with the SEC. No material subsequent events have occurred since July 2, 2010 that required recognition or disclosure in these financial statements.

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

July 2, 2010

(continued)

Depending on the size and nature of an acquisition, the changes described above could have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB revised the accounting for variable interest entities (“VIEs”). These revisions require the Company to perform an analysis to determine whether it is the primary beneficiary of its VIEs. The Company is deemed to be the primary beneficiary of a VIE if it has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The revisions adopted by the FASB eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE and significantly enhances disclosures. The new accounting requirements are effective for the Company October 2, 2010. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

Business Combination

On February 16, 2010, the Company acquired Jordan, Jones and Goulding, Inc. (“JJG”), a 500-person professional services firm headquartered in Atlanta, Georgia. Founded in 1958, JJG provides engineering, planning, and consulting services for water, wastewater, environmental and other clients. The results of operations of JJG for the second quarter of fiscal 2010 were not material. The purchase price allocation has not been completed. Included in the Company’s Consolidated Balance Sheet at July 2, 2010 is goodwill of approximately $37.3 million associated with the acquisition of JJG.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 2, 2010

(continued)

Receivables

The following table presents the components of “Receivables” appearing in the accompanying Consolidated Balance Sheets at July 2, 2010 and October 2, 2009 as well as certain other related information (in thousands):

	2010	2009
Components of receivables:
Amounts billed	$847,003	$846,716
Unbilled receivables and other	776,898	750,035
Retentions receivable	48,721	31,409
Allowance for doubtful accounts	(10,855)	(9,599)

Total receivables, net	$1,661,767	$1,618,561

Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$389,491	$366,158

Claims receivable:
Relating to the waste incineration project, explained below	$—	$37,887
Other	12,511	19,813

Total	$12,511	$57,700

Unbilled receivables represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.

Claims receivable represent costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. The claim relating to the waste incineration project involved a project to design and build a waste incineration plant in Sausheim, France by a consortium led by Serete for the SIVOM de Mulhousienne (“SIVOM”). The claim is discussed more fully in Note 11—Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-25 of our 2009 Form 10-K. Due to the uncertainty as to when this claim was expected to settle, the receivable had been classified as long-term and was included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheets. During the third quarter of fiscal 2010, the Company received an unfavorable court judgment against it relating to this claim. As a result, the Company recorded a pre-tax charge to earnings of $93.3 million. Included in this amount is $25.9 million (representing the net write-off of this receivable). The balance of the charge reflects the net cash payments the Company is obligated to make pursuant to the judgment.

The “other” claims receivable are included in “Receivables” in the accompanying Consolidated Balance Sheets.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 2, 2010

(continued)

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, net in the accompanying Consolidated Balance Sheets at July 2, 2010 and October 2, 2009 consisted of the following (in thousands):

	2010	2009
Land	$11,988	$11,901
Buildings	87,719	85,067
Equipment	423,445	430,220
Leasehold improvements	116,718	125,050
Construction in progress	27,879	5,845

	667,749	658,083
Accumulated depreciation and amortization	(447,596)	(417,733)

	$220,153	$240,350

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

July 2, 2010

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

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. Rarely do they, in and of themselves, present any risk of loss to us or to our partners separate from those that we would carry if we were performing the contract on our own. Under accounting principles generally accepted in the United States (“GAAP”), our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our Consolidated Financial Statements.

We have analyzed our joint ventures and have classified them into two groups: (i) those VIEs of which we are the primary beneficiary of the VIEs expected residual returns or losses; and (ii) those VIEs of which we are not the primary beneficiary of the VIEs expected residual returns or losses. In accordance with GAAP, we apply the consolidation method of accounting for our investment in material VIEs of which we are the primary beneficiary.

The following table presents certain financial information as of July 2, 2010 about those VIEs (i) for which we are the primary beneficiary, and (ii) for which we are not the primary beneficiary (in thousands):

Selected financial information about those VIEs for which we are the primary beneficiary:
Total assets	$49,280
Total liabilities	$39,990

Selected financial information about those VIEs for which we are not the primary beneficiary:
Total assets	$210,313
Total liabilities	$176,299

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 2, 2010

(continued)

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

The following table sets forth pass-through costs included in revenues for the three and nine months ended July 2, 2010 and July 3, 2009 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Pass-through costs included in revenues	$705,600	$883,902	$2,154,547	$3,242,995

Disclosures About Defined Pension Benefit Obligations

The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and nine month periods ended July 2, 2010 and July 3, 2009 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Component:	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Service cost	$5,734	$4,901	$17,122	$14,133
Interest cost	13,648	12,670	40,691	36,745
Expected return on plan assets	(11,981)	(11,386)	(35,738)	(33,071)
Amortization of previously unrecognized items	3,185	1,379	9,478	4,003

Net periodic benefit cost	$10,586	$7,564	$31,553	$21,810

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2010 (in thousands):

Cash contributions made during the first nine months of fiscal 2010	$31,536
Cash contributions we expect to make during the remainder of fiscal 2010	7,374

Total	$38,910

The change in pension liability included in the Consolidated Statements of Comprehensive Income for the three and nine months ended July 2, 2010 and July 3, 2009 relates primarily to the effects of exchange rate changes.

Income Tax Rate

The Company’s consolidated effective income tax rate was 48.3% and 37.7% for the three and nine months ended July 2, 2010, respectively. This compares to effective income tax rates of 36.1% and 36.0%, respectively, for the comparable periods last year. The increase in the Company’s effective tax rate during the current fiscal year as compared to last year is related to the SIVOM judgment. The effective tax rate applied to the SIVOM judgment was 30.6%. The effective tax rate for the rest of the Company’s operations remains at 36%.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 2, 2010

(continued)

Earnings Per Share and Certain Related Information

The following table (i) reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the three and nine months ended July 2, 2010 and July 3, 2009; (ii) provides information regarding the number of non-qualified stock options that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	124,328	122,953	123,960	122,593
Effect of stock options and restricted stock	1,639	1,795	1,655	1,766

Denominator used to compute diluted EPS	125,967	124,748	125,615	124,359

Antidilutive stock options	2,380.4	2,276.1	3,120.0	2,959.3

Shares of common stock issued from the exercise of stock options and the release of restricted stock	374.6	385.5	1,072.2	1,192.8

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

On June 25, 2010, Jacobs’ subsidiary, Jacobs France SAS, received an unfavorable judgment from an Administrative Tribunal in Strasbourg, France relating to the SIVOM project. The contract was entered into in 1996, prior to the acquisition of Serete by Jacobs in 1997. Jacobs filed suit in 2002 seeking approximately $49 million in damages to recover its contract balance and additional project costs that it had incurred. The SIVOM counterclaimed for project completion costs, increased operating costs, and costs relating to emissions problems.

As a result of the judgment, the Company recorded a pre-tax charge to earnings of $93.3 million. Net of the effects on the Company’s incentive bonus plan and income taxes, the judgment resulted in a net, after-tax charge to earnings of approximately $60.3 million, or $0.48 per diluted share. The cash impact of the judgments is estimated to be approximately $61.4 million; however, this amount is subject to change based on the timing of and interest due on any cash payments that the parties will make to each other.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

April 2, 2010

(continued)

Jacobs believes that the judgment of the Tribunal is not supported by the facts or by applicable law and intends to appeal.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations

During the third quarter of fiscal 2010, the Company received an unfavorable court judgment relating to a waste incineration project in France for the SIVOM de Mulhousienne (“SIVOM”). The SIVOM project was performed by a consortium of contractors that was led by one of Jacobs’ subsidiaries under a contract that was entered into in 1996, prior to the acquisition of that subsidiary by Jacobs. As a result of the judgment, the Company recorded a pre-tax charge to earnings of $93.3 million. Included in that amount is $25.9 million (representing the net write-off of a claim receivable). The balance of the charge reflects net cash payments the Company is obligated to make pursuant to the judgment. Net of the effects of the charge on the Company’s long-term incentive bonus plan and income taxes, the effect on net earnings attributable to Jacobs was approximately $60.3 million, or 0.48 per diluted share. Please refer to Part II, Item 1—Legal Proceedings of this Quarterly Report on Form 10-Q for additional details about this matter.

The $93.3 million pre-tax charge is reflected in the accompanying, unaudited Consolidated Statements of Earnings for the third quarter of fiscal 2010 as a $25.9 million reduction in revenues; an approximate $58.7 million increase in direct costs of contracts; and an $8.7 million increase to interest expense (which is net of certain interest the SIVOM has been ordered to pay to the Company). In addition, the SIVOM judgment resulted in a $6.4 million reduction to the Company’s incentive bonus plan (the cost of which is included in selling, general, and administrative (“SG&A”) expenses).

In addition, and in response to the global recession, the Company ceased using one of its offices located in Houston, Texas, and entered into a sublease for the entire property (the “Houston Sublease”). This transaction occurred in the first quarter of fiscal 2010. Accordingly, included in net earnings for the nine months ended July 2, 2010 is a pre-tax charge of $11.4 million relating to this real estate transaction. Net of the effects on the Company’s incentive bonus plan and income taxes, the Houston Sublease resulted in a net, after-tax charge of $5.8 million, or $0.04 per diluted share.

In this MD&A, the Company discusses and analyzes its results of operations before the effects of the SIVOM judgment and the Houston Sublease. Although such information is non-GAAP in nature, it is presented because Management believes it provides a better view of the Company’s operating results to the reader of this Form 10-Q to assess the Company’s performance and operating trends.

The following tables reconcile the Company’s non-GAAP results of operations to its GAAP results for those elements of the Company’s consolidated results of operations affected by the charges for the SIVOM litigation and the first-quarter charge for the Houston Sublease:

For the three months ended July 2, 2010

(in thousands, except per-share information):

Element	Non-GAAP Values	Effect of the Litigation	GAAP Values
Revenue	$2,533,619	$(25,894)	$2,507,725
Direct cost of contracts	$(2,176,896)	$(58,641)	$(2,235,537)
Selling, general, and administrative expenses	$(233,468)	$6,363	$(227,105)
Operating profit	$123,255	$(78,172)	$45,083
Net interest income (expense)	$2,525	$(8,725)	$(6,200)
Earnings (loss) before taxes	$124,136	$(86,897)	$37,239
Income tax (expense) benefit	$(44,619)	$26,620	$(17,999)
Net earnings (loss) attributable to Jacobs	$79,320	$(60,277)	$19,043
Earnings per share (diluted)	$0.63	$(0.48)	$0.15

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the nine months ended July 2, 2010

(in thousands, except for per-share information):

Element	Non-GAAP Values	Effect of the Litigation and the Houston Sublease	GAAP Values
Revenue	$7,598,378	$(25,894)	$7,572,484
Direct cost of contracts	$(6,529,265)	$(58,641)	$(6,587,906)
Selling, general, and administrative expenses	$(701,273)	$(2,737)	$(704,010)
Operating profit	$367,840	$(87,272)	$280,568
Net interest income (expense)	$2,842	$(8,725)	$(5,883)
Earnings (loss) before taxes	$367,544	$(95,997)	$271,547
Income tax (expense) benefit	$(132,235)	$29,896	$(102,339)
Net earnings (loss) attributable to Jacobs	$235,081	$(66,101)	$168,980
Earnings per share (diluted)	$1.87	$(0.52)	$1.35

“GAAP” means those accounting principles generally accepted in the United States.

In order to better understand the Company’s results of operations for the third quarter of fiscal 2010 (i.e., the current fiscal quarter) and the recent trends in our business, we present the following two tables which compare our operating results for the current fiscal quarter to the second quarter of fiscal 2010 (i.e., the immediately preceding fiscal quarter) and the third quarter of fiscal 2009. These tables exclude the effects of the SIVOM judgment. All dollar amounts are in thousands, except per-share amounts:

	Third Quarter FY 2010	Second Quarter FY 2010	Third Quarter FY 2009
Revenues	$2,533,619	$2,586,974	$2,706,724
Direct costs of contracts	(2,176,896)	(2,223,793)	(2,334,861)
SG&A Expenses	(233,468)	(241,177)	(225,189)

Operating profit	$123,255	$122,004	$146,674

Net earnings	$79,320	$77,500	$94,900

Earnings per share (diluted)	$0.63	$0.62	$0.76

Direct costs of contracts as a percentage of revenues	85.9%	86.0%	86.3%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Other Comparisons:

	Third Quarter of FY 2010 Increases (Decreases) as Compared to
	Second Quarter FY 2010	Third Quarter FY 2009
Percentage change in revenues	(2.1%)	(6.4%)
Percentage change in SG&A expenses	(3.2%)	3.7%
Percentage change in operating profit	1.0%	(16.0%)
Percentage change in net earnings	2.3%	(16.4%)

GAAP net earnings for the third quarter of fiscal 2010 ended July 2, 2010 totaled $19.0 million, or $0.15 per diluted share, compared to $94.9 million, or $0.76 per diluted share, for the third quarter of fiscal 2009 ended July 3, 2009. GAAP net earnings for the nine months ended July 2, 2010 totaled $169.0 million, or $1.35 per diluted share, compared to $320.5 million, or $2.58 per diluted share, for the comparable period last year. In addition to the effects of the SIVOM judgment, year-over-year (i.e., fiscal 2010 as compared to fiscal 2009) comparisons of net earnings, as well as most other elements of our results of operations, continue to reflect the effects on our business of the global recession which began in 2007. Because our business tends to lag the general economy, our results of operations usually do not reflect the full effects of a recession, nor any recovery, until several or more fiscal quarters later.

Excluding the effects of the SIVOM judgment, the Company achieved a 3.2% reduction in SG&A expenses during the third quarter of fiscal 2010 as compared to the immediately preceding fiscal quarter, as well as small increases (1.0% and 2.3%, respectively) in operating profit and net earnings. We believe these improvements in our results of operations are due primarily to the effects of the Management’s strict control over SG&A expenses.

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

We continue to look for strategic acquisitions that expand our markets and geographic reach. Geographies where the Company sees opportunities include the Middle East, India, and China. Markets where the Company sees opportunities include aerospace and defense; water and wastewater; upstream oil and gas; power; and minerals. Our cash position supports our acquisition strategy.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Excluding the effects of the SIVOM judgment, total revenues for the third quarter of fiscal 2010 decreased by $173.1 million, or 6.4%, to $2.5 billion compared to $2.7 billion for the third quarter of fiscal 2009. For the nine months ended July 2, 2010 and excluding the effects of the SIVOM judgment, total revenues decreased by $1.3 billion, or 14.8%, to $7.6 billion compared to $8.9 billion for the corresponding period last year.

The following table sets forth our revenues by the various types of services we provide for the three and nine months ended July 2, 2010 and July 3, 2009 (in thousands, and excluding the effects of the SIVOM judgment which have been adjusted for within “Construction” services):

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Project Services	$1,054,646	$1,123,924	$3,177,666	$3,601,584
Construction	993,025	1,092,002	2,949,485	3,760,033
Operations and Maintenance (“O&M”)	260,477	268,622	803,993	888,359
Process, Scientific and Systems Consulting	225,471	222,176	667,234	664,853

	$2,533,619	$2,706,724	$7,598,378	$8,914,829

As shown above, revenues for both the three and nine months ended July 2, 2010 among most of the types of services we provide were lower as compared to the corresponding periods last year, with revenues from construction services posting the largest declines.

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and nine months ended July 2, 2010 and July 3, 2009 (in thousands, and excluding the effects of the SIVOM judgment which have been adjusted for within the “Infrastructure” market):

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Energy & Refining - Downstream	$808,430	$919,115	$2,458,485	$3,202,046
National Government Programs	576,923	538,471	1,715,040	1,591,115
Chemicals and Polymers	296,224	294,287	923,808	923,621
Oil & Gas - Upstream	163,021	173,982	408,703	734,687
Infrastructure	242,899	243,909	699,424	734,721
Buildings	213,568	189,278	627,219	602,770
Pharmaceuticals and Biotechnology	137,045	203,947	488,380	658,786
Industrial and Other	95,509	143,735	277,319	467,083

	$2,533,619	$2,706,724	$7,598,378	$8,914,829

Amounts relating to the Company’s buildings work for the U.S. Federal Government have been reclassified from the National Government Programs industry group to the Buildings market. Prior period information has been reclassified to conform to this new presentation.

As shown above, revenues for both the three and nine months ended July 2, 2010 from projects for clients operating in most of the markets and industry groups we serve were lower as compared to the corresponding periods last year, with revenues from clients operating in the energy and refining (downstream) and oil and gas (upstream) markets posting the largest declines.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We believe these declines in revenues are attributable to the continuing effects of the current recession combined with the routine completion and normal winding-down of projects. Offsetting these declines in part is increased revenues from projects for our national government and buildings clients.

Excluding the effects of the SIVOM judgment, direct costs of contracts for the three months ended July 2, 2010 decreased $158.0 million, or 6.8%, to $2.2 billion as compared to $2.3 billion for the corresponding period last year. For the nine months ended July 2, 2010 and excluding the effects of the SIVOM judgment, direct costs of contracts decreased $1.2 billion, or 15.2%, to $6.5 billion as compared to $7.7 billion for the corresponding period last year. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such items as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

For the three and nine months ended July 2, 2010, pass-through costs decreased $178.3 million and $1.1 billion, respectively, as compared to the corresponding periods last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, and excluding the effects of the SIVOM judgment, direct costs of contracts for both the three and nine months ended July 2, 2010 was 85.9%. This compares to 86.3% and 86.4% for the three and nine months ended July 3, 2009, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the direct cost of contracts percentage will be. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The decreases in the direct cost of contracts percentage for the three and nine months ended July 2, 2010 as compared to the corresponding periods last year were due primarily to a combination of lower construction services revenue relative to project services, combined with better project performance.

Excluding the effects of the SIVOM judgment, SG&A expenses for the three months ended July 2, 2010 increased $8.3 million, or 3.7%, to $233.5 million compared to $225.2 million for the three months ended July 3, 2009. For the nine months ended July 2, 2010 and excluding the effects of the SIVOM judgment and the Houston Sublease, SG&A expenses decreased by $13.2 million, or 1.8%, to $701.3 million compared to $714.5 million for the nine months ended July 3, 2009.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Included in SG&A expenses in the current fiscal year are the SG&A expenses of our recent acquisitions as well as the amortization expense associated with the acquired intangible assets.

Interest income for the three and nine months ended July 2, 2010 decreased $0.5 million and $6.0 million, respectively as compared to the corresponding periods last year. The decrease in interest income was due primarily to lower rates of interest earned during the current fiscal quarter as compared to last year.

Interest expense for the three and nine months ended July 2, 2010 increased $7.8 million and $7.1 million, respectively as compared to the corresponding periods last year. The increase in interest expense was due primarily to interest assessed by the court in connection with the SIVOM judgment.

The Company’s consolidated effective income tax rate was 48.3% and 37.7% for the three and nine months ended July 2, 2010, respectively. This compares to effective income tax rates of 36.1% and 36.0%, respectively, for the comparable periods last year. The increases in the Company’s effective income tax rate during the current fiscal year as compared to last year relate to the SIVOM judgment.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes our backlog at July 2, 2010 and July 3, 2009 (in millions):

	2010	2009
Technical professional services	$7,793.2	$8,390.2
Field services	5,662.5	7,413.5

Total	$13,455.7	$15,803.7

Our backlog decreased $2.3 billion, or 14.9%, to $13.5 billion at July 2, 2010 from $15.8 billion at July 3, 2009. Backlog at July 2, 2010 includes new awards from our public sector clients.

Liquidity and Capital Resources

At July 2, 2010, our principal sources of liquidity consisted of $941.7 million of cash and cash equivalents, and $264.3 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

In addition to our $290.0 million revolving credit facility, we have also entered into a short-term credit facility with a bank in the U.S. We entered into the facility in connection with our acquisition of a one-third interest in AWE Management Ltd. (“AWE”). Approximately $93.3 million was outstanding under this facility at July 2, 2010.

During the first nine months of fiscal 2010, our cash and cash equivalents decreased by $91.9 million to $941.7 million at July 2, 2010. This compares to a net increase in cash and cash equivalents of $455.1 million, to $1.1 billion, during the corresponding period last year. During the nine months ended July 2, 2010, we had cash outflows of $395.6 million from investing activities and $34.2 million from the effects of exchange rate changes. These cash outflows were offset in part by net cash inflows of $236.2 million from operating activities and $101.7 million from financing activities.

Our operations provided net cash of $236.2 million during the nine months ended July 2, 2010. This compares to net cash inflows of $481.2 million for the corresponding period last year. The $245.0 million decrease in cash provided by operations for the nine months ended July 2, 2010 as compared to the corresponding period last year was due primarily to the following factors:

•	a $151.6 million decrease in net earnings; and,

•	a $109.1 million decrease relating to changes in our working capital accounts (discussed below).

These decreases in cash flows from operations were offset in part by the following:

•	a $11.0 million change relating to the amortization of intangibles; and,

•	a $4.9 million change relating to deferred income taxes.

Except for the $93.3 million charge recorded in connection with the SIVOM judgment, there was no unusual activity occurring within our working capital accounts during the nine months ended July 2, 2010. Because such a high percentage of our revenues are earned on cost-plus type contracts, and due to the significance of revenues relating to pass-through costs, most of the costs we incur are included in invoices we send to clients. Although we continually monitor our accounts receivable, we manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, accounts payable, and billings in excess of cost. Accounts payable consists of obligations to third parties relating primarily to costs incurred for projects which are generally billable to clients. Accounts receivable consist of billings to our clients — a substantial portion of which is for project-related costs. Billings in excess of cost consist of billings to and payments from our clients for costs yet to be incurred.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

This relationship between revenues and costs, and between receivables and payables is unique for our industry, and facilitates review of our liquidity at the total working capital level. The $109.1 million decrease in cash flows relating to changes in our working capital accounts was due primarily to the timing of cash receipts and payments within our working capital accounts and is not indicative of any known trend or fundamental change to the underlying business.

We used $395.6 million of cash and cash equivalents for investing activities during the nine months ended July 2, 2010 as compared to $54.3 million during the corresponding period last year. The $341.3 million increase in cash used for investing activities for the nine months ended July 2, 2010 as compared to the corresponding period last year was due primarily to acquisitions of businesses and changes in investments.

During the nine months ended July 2, 2010 we acquired JJG and TYBRIN Corporation, and we completed our investment in AWE.

Our financing activities resulted in net cash inflows of $101.7 million during the nine months ended July 2, 2010. This compares to net cash inflows of $27.2 million during the corresponding period last year. The $74.5 million net increase in cash flows from financing activities during the nine months ended July 2, 2010 as compared to the corresponding period last year was due primarily to changes in borrowings.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $941.7 million in cash and cash equivalents at July 2, 2010, compared to $1.0 billion at October 2, 2009. Although our consolidated working capital position decreased $116.0 million during the nine months ended July 2, 2010, it totals $1.4 billion as of that date, which management believes is adequate. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which approximately $264.3 million was utilized at July 2, 2010 in the form of direct borrowings and letters of credit. While our access to capital has not been severely affected by the credit crisis currently impacting global markets, we believe the full effect of the crisis may increase our borrowing costs in the future. We believe that the capacity, terms and conditions of our long-term revolving credit facility, combined with other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.

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

Interest Rate Risk

Our only committed source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility at July 2, 2010 was $0.5 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the Company can use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 2, 2010, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

On June 25, 2010, Jacobs’ subsidiary, Jacobs France SAS, received an unfavorable judgment from an Administrative Tribunal in Strasbourg, France relating to a waste incineration plant project in France.

The dispute involved a project to design and build a waste incineration plant in Sausheim, France by a consortium led by Serete for the SIVOM de Mulhousienne. The contract was entered into in 1996, prior to the acquisition of Serete by Jacobs in 1997. Jacobs filed suit in 2002 seeking approximately $49 million in damages to recover its contract balance and additional project costs that it had incurred. The SIVOM counterclaimed for project completion costs, increased operating costs, and costs relating to emissions problems.

As a result of the judgment, the Company recorded a net, after-tax charge to earnings of approximately $60.3 million, or $0.48 per diluted share. The cash impact of the judgments is estimated to be approximately $61.4 million; however, this amount is subject to change based on the timing of and interest due on any cash payments that the parties will make to each other.

Jacobs believes that the judgment of the Tribunal is not supported by the facts or by applicable law and intends to appeal.

Item 1A.	Risk Factors.

Please refer to Item 1A—Risk Factors on pages 18 through 29 of our 2009 Form 10-K, which is incorporated herein by reference. There have been no material changes from those risk factors previously disclosed in our 2009 Form 10-K.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

10.1 # —	Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2010.

10.2 # —	Consulting Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2010.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement

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

Date: July 30, 2010