Form 10-K
period 2010-10-01
JACOBS ENGINEERING GROUP INC /DE/
filed 2010-11-23
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2010	Commission File No. 1-7463

Jacobs Engineering Group Inc.

Delaware	95-4081636
State of incorporation	IRS Employer identification number

1111 South Arroyo Parkway Pasadena, California 91105	(626) 578-3500
Address of principal executive offices	Telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check-mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

There were 126,100,747 shares of common stock outstanding as of November 15, 2010. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $5.8 billion as of April 5, 2010, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the Registrant’s definitive Proxy Statement to be issued in connection with its 2010 Annual Meeting of Shareholders.

JACOBS ENGINEERING GROUP INC.

Fiscal 2010 Annual Report on Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that are not based on historical fact. When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words identify forward-looking statements. You should not place undue reliance on any such forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, below. The risk factors and other matters described herein are not all-inclusive, and we undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

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

We provide our services through offices and subsidiaries located principally in North America, Europe, the Middle East, Asia, and Australia.

We focus on clients operating in the following industries and markets:

•	Oil and gas exploration, production, and refining;

•	Programs for various national governments;

•	Pharmaceuticals and biotechnology;

•	Chemicals and polymers;

•	Buildings (which includes projects in the fields of health care and education as well as civic, governmental, and other specialized buildings);

•	Infrastructure;

•	Power;

•	Technology and manufacturing;

•	Consumer products; and,

•	Pulp and paper, among others.

Jacobs Engineering Group Inc. was incorporated under the laws of the State of Delaware on January 8, 1987. On March 4, 1987, the corporation succeeded by merger to the business and assets of Jacobs Engineering Group Inc., a California corporation that, in 1974, had succeeded to a business organized originally by our founder, Dr. Joseph J. Jacobs, in 1947. Unless the context otherwise requires, all references herein to “Jacobs” or the “Registrant” are to Jacobs Engineering Group Inc. and its predecessors, and references to the “Company”, “we”, “us” or “our” are to Jacobs Engineering Group Inc. and its consolidated subsidiaries. The common stock of Jacobs has been publicly held since 1970 and is currently listed on the New York Stock Exchange under the trading symbol JEC.

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

Safety and BeyondZero®

Most companies in our industry try to provide their employees with a safe and secure work environment. They create safety programs, insist on employee training, and make every effort to build awareness. We do this too, but within the Company we see safety differently.

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

Providing an injury- and incident-free work environment is an unequivocal condition of the relationship we have with our employees and subcontractors. It is also a paramount issue in our dealings with our clients, and our safety program and BeyondZero® are fundamental elements of our overall approach to risk management. A safe work environment is critical to our long-term success and growth. We maintain a centralized quality and safety group to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments increase employee turnover, increase the cost of projects to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and increase our own operating costs as well.

We believe that we have a responsibility to go beyond these issues. We have developed a culture of caring where concern for our employees’ health and safety extends past office walls, beyond field sites, and past the perception that injured employees simply cost the Company time and money. It’s about safekeeping.

Safe job sites and office environments benefit our clients, promote employee morale, and enhance the long-term relationships we have with our clients, employees, and business partners.

Relationship-Based Business Model

Our relationship-based business model is central to our sustained growth and profitability. We aggressively pursue the development of long-term affiliations and alliances with our clients. By working as a partner with our clients on their capital programs, we increase our understanding of their overall business needs as well as the unique technical requirements of their projects. This increased understanding gives us the opportunity to provide superior value to our clients. We market all of our services to clients in connection with their projects where the scope of work required is within our expertise. By integrating and bundling our services (i.e., providing design, engineering, and construction services on the same project), we can price contracts more competitively and enhance overall profitability while delivering additional value to our clients. Our relationship-based business model also helps us more fully understand the risks inherent in our projects, which in turn allows us to better manage those risks. Our approach also provides us with opportunities to market those services our clients will need in the post start-up and commissioning phases of a plant, such as operations and maintenance services. This model, however, does not preclude us from undertaking discrete projects. We will accept and perform discrete projects for our clients if we can negotiate acceptable pricing and other contract terms and conditions.

Closely linked to our relationship-based business model is our multidomestic geographic strategy for conducting business around the world. As part of this strategy, we act and operate as a local contractor in geographic areas of the world in which we do business. We believe it is important for us as a company to “be local” with respect to our network of offices and operations. Because our offices can generally sustain themselves with a base load of local work, we’re able to support our multinational clients with their cross-border capital projects. Our core clients can depend on us for assistance with their engineering and construction needs when they move projects around the world. Our multidomestic strategy also allows us to be competitive around the world to the extent we are awarded large projects and are able to perform meaningful portions of the project utilizing local resources rather than exporting the work to other offices within the group.

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

•

In April 2007, we acquired Edwards and Kelcey, Inc. (“Edwards and Kelcey”). Edwards and Kelcey was a nationally recognized engineering, design, planning, and construction management firm serving public and private clients in the fields of transportation, planning/environmental, communications technology, buildings/facilities, and land development. Headquartered in Morristown, New Jersey, Edwards and Kelcey employed approximately 1,000 people in offices located primarily in the Northeastern region of the United States (“U.S.”). The primary purpose for acquiring Edwards and Kelcey was to expand our infrastructure business in the U.S.

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

•

In March 2008 we acquired a 60% interest in Zamel & Turbag Consulting Engineers (“Zate”). Located in Saudi Arabia, Zate was an approximately 500-person professional services firm providing engineering and construction management services to clients operating in the oil & gas, refining, and chemicals industries. The primary purpose for acquiring Zate was to expand our business in the Middle East.

•

In December 2009, we acquired TYBRIN Corporation (“TYBRIN”), a 1,500-person professional services firm headquartered in Fort Walton Beach, Florida. Founded in 1972, TYBRIN is a leading supplier of mission planning solutions, systems engineering, software development, modeling and combat environment simulation, engineering and testing, range safety, and other services to the U.S. Department of Defense (“DoD”), the National Aeronautics and Space Administration (“NASA”), and other government clients. The primary purpose for acquiring TYBRIN was to expand our professional services business with the U.S. federal government.

•

In February 2010, we acquired Jordan, Jones and Goulding, Inc. (“JJG”), a 500-person professional services firm headquartered in Atlanta, Georgia. Founded in 1958, JJG provides engineering, planning, and consulting services for water, wastewater, environmental and other clients. The primary purpose for acquiring JJG was to expand the Company’s capabilities in the North American areas of water and wastewater.

•

In October 2010, we acquired TechTeam Government Solutions, Inc. (“TechTeam”), formerly a wholly-owned subsidiary of TechTeam Global, Inc. TechTeam is a 500-person information technology (“IT”) solutions company that provides support to U.S. federal, state and local government agencies, including the United States Department of Homeland Security, U.S. Army and U.S. Army Corps of Engineers. The firm’s core competencies include systems integration, enterprise application integration, ERP implementation support, IT infrastructure support, network operations management, and call center operations. The primary purpose for acquiring TechTeam was to expand the Company’s IT, modeling, and simulation services capabilities with the U.S. federal government.

•

In October 2010 we acquired Sula Systems Ltd (“Sula”), a 70-person professional services firm headquartered in Gloucestershire, England. Founded in 1996, Sula provides systems engineering and technical services on large, complex programs and projects to clients in the United Kingdom (“U.K.”)’s defense and aerospace markets. Sula is also involved in a number of major defense programs in areas such as armored vehicles, complex weapons, test and evaluation, submarine nuclear propulsion, and capability and network level systems engineering. Sula also provides services relating to civil airliners and space-based subsystems. The primary purpose for acquiring Sula was to expand the Company’s position in the defense and aerospace markets.

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

The following table sets forth our revenues from each of our four service categories for each of the last five fiscal years (in thousands of dollars):

	2010 (a)	2009	2008	2007	2006
Project Services	$4,224,898	$4,644,043	$5,128,456	$3,828,179	$2,894,293
Process, Scientific and Systems Consulting	888,405	894,446	770,223	597,116	482,344
Construction (a)	3,747,995	4,763,640	4,239,439	2,990,177	3,239,613
Operations and Maintenance	1,080,113	1,165,247	1,114,041	1,058,498	805,020

	$9,941,411	$11,467,376	$11,252,159	$8,473,970	$7,421,270

(a)	Before the effects of the SIVOM Judgment (refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, below, for a description of this matter and its effects on the Company’s fiscal 2010 Consolidated Financial Statements, as well as for a reconciliation to the Company’s fiscal 2010 consolidated results of operations in accordance with U.S. GAAP).

Project Services

We employ all of the engineering, design, architectural, and related disciplines necessary to design and engineer modern process plants (including projects for clients in the chemicals and polymers; pharmaceuticals and biotechnology; upstream oil & gas; refining; food and consumer products; and basic resources industries); buildings (including facilities for clients in the health care; education; and criminal justice markets, as well as other specialized buildings for clients in the private sector); infrastructure projects (including highways, roads, bridges, and other transportation systems; water and wastewater treatment plants; water resources facilities; and other similar plants and facilities); technology and manufacturing facilities (for clients in the aerospace; automotive; defense; semiconductor; and electronics industries); consumer products manufacturing facilities; power plants and stations; pulp and paper plants; and other facilities. We also employ many of the requisite scientific, technical, and program management capabilities necessary to provide program integration, testing, and evaluation services for clients in the defense and aerospace industries; for the DoD in support of information systems for weapons acquisition centers; for NASA for aerospace, testing, and propulsion systems and facilities; and for various other agencies of the U.S. federal government in support of environmental programs.

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

Process, Scientific and Systems Consulting

We employ all of the professional and technical skills and expertise with respect to a broad range of consulting services including: performing pricing studies, market analyses, and financial projections necessary in determining the feasibility of a project; performing gasoline reformulation modeling; analyzing and evaluating layout and mechanical designs for complex processing plants; analyzing automation and control systems; analyzing, designing, and executing biocontainment strategies; developing and performing process protocols with respect to the U.S. Food and Drug Administration-mandated qualification and validation requirements; providing consultation on proposed railway and airport expansion projects; and performing geological and metallurgical studies.

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

Historically, our field construction activities were focused primarily on those construction projects for which we perform much of the related engineering and design work. By focusing our construction efforts on such projects, we minimize the risks associated with constructing complex plants and facilities based on designs prepared by third parties. The financial risk to us of constructing complex plants and facilities based on designs prepared by third parties may be particularly significant on fixed-price contracts; therefore, we generally avoid this type of project. However, we will pursue construction-only projects when we can negotiate pricing and other contract terms we deem acceptable and which we believe will result in a fair return for the degree of risk we assume.

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

The use of technology throughout our organization is highly uniform. Whether it is computer aided design and drafting (“CADD”) applications used by our engineering and design staff, or modeling programs used by the scientific and consulting staff, or scheduling, estimating, and cost control applications used by home-office personnel in support of our construction and maintenance activities, all of the service categories described above are equally affected by changes in technology as they occur in the economy at large.

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

Industry Groups and Markets

We market our services to all clients where the scope of work required by their capital projects and programs is within our expertise. We offer full-service consulting, planning, engineering, architecture, design, construction field services, construction management, modular fabrication, procurement, project management, asset management, operations and maintenance services to our clients worldwide. Within each market, we may offer specialty services unique to the sector or services which differentiate us from our competitors in the marketplace.

The following table sets forth our revenues from each of the various industry groups and markets in which our clients operate for each of the last five fiscal years (in thousands of dollars):

	2010 (a)	2009	2008	2007	2006
Refining—Downstream (b)	$2,876,059	$3,850,734	$3,525,838	$2,443,850	$2,208,952
National Government Programs (c)	2,314,548	2,148,668	1,784,150	1,363,564	1,097,933
Chemicals and Polymers	1,203,373	1,210,027	1,409,868	1,238,350	1,124,254
Infrastructure	938,978	933,519	935,333	681,367	546,999
Buildings (c)	869,248	793,041	900,115	573,566	556,618
Pharmaceuticals and Biotechnology	589,795	875,007	978,867	756,178	678,989
Oil & Gas—Upstream	559,492	895,284	1,102,743	890,943	546,663
Industrial and Other (a)(b)	589,918	761,096	615,245	526,152	660,862

	$9,941,411	$11,467,376	$11,252,159	$8,473,970	$7,421,270

(a)	Before the effects of the SIVOM Judgment (refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, below, for a description of this matter and its effects on the Company’s fiscal 2010 Consolidated Financial Statements, as well as for a reconciliation to the Company’s fiscal 2010 consolidated results of operations in accordance with U.S. GAAP).
(b)	Beginning in fiscal 2010, the industry group formerly called “Energy & Refining—Downstream” has been renamed “Refining—Downstream”, and revenues relating to projects for customers in the power industry have been reclassified to the category “Industrial and Other”. “Industrial and Other” now includes revenues from projects for our clients operating in the power; technology and manufacturing; pulp and paper; food and consumer products; and basic resources industries, among others. Prior period information has been reclassified to conform to this new presentation.
(c)	Beginning in fiscal 2010, revenues relating to buildings projects performed for the U.S. federal government have been reclassified from the “National Government Programs” industry group to the “Buildings” market. Prior period information has been reclassified to conform to this new presentation.

Refining—Downstream

Our typical refining projects range in size from several thousand dollars to multi-billion dollar facilities and include new design and construction, revamps or expansions of existing plants, turnarounds, upgrades of individual process units within refineries, and long-term maintenance services. In addition to our core services for our global refining clients, we provide process assessments, facility appraisals, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services. We are also a market leader in clean fuels, environmental, and compliance projects—all meeting government regulatory requirements.

Our modular construction capabilities, asset management/maintenance services, and formal client alliances help differentiate us in this industry. As a result of the close proximity of processing units in refineries when renovating or upgrading, using modular construction can decrease congestion at the construction site and can also provide enhanced safety, cost, and project execution benefits in remote locations.

In this market, we also include power generation projects within our clients’ refining and processing facilities. Typical projects include simple and combined cycle power projects, industrial gas turbines, and emergency power generation stations. Services where we can offer specific assistance include procurement and commissioning of equipment.

Oil & Gas—Upstream

In the exploration and production market, many of our upstream projects are in North America, Europe, India, and the Middle East and include offshore and deepwater facilities; heavy oil processing (e.g., oil sands thermal extraction projects); oil recovery through steam injection; and gas treating, gas gathering, and gas storage projects including extraction of commercially valuable elements of the gas stream, utilizing new technologies such as Steam-Assisted Gravity Drainage (“SAGD”).

Typical projects involve the design and construction of projects that recover oil and gas and include oil thermal recovery facilities either by in-situ means (steam injection or steam-assisted gravity drainage) or oil sands mining, upgraders, pipelines, gas plants, and CO2 Flood. These are typically large projects that may involve many of our offices and normally include our Mumbai, India office as a value-added center to reduce client costs.

We are also providing substantial maintenance and modification services for aging oil and gas facilities around the world, as well as offering unique subsea engineering capabilities that will expand the Company into the subsea completion and production market. In connection with the refining market, we also provide process assessments, facility appraisals, feasibility studies, technology evaluations, project finance structuring, and support services.

National Government Programs

We categorize our National Government Programs as generally relating to aerospace and defense programs or environmental programs.

Aerospace and Defense Programs

We provide an in-depth range of science, engineering, and technical support services to the aerospace and defense industry. Long-term clients include the Ministry of Defence in the U.K., NASA, the DoD, the U.S. Special Operations Command (“USSOCOM”), and the Australian Department of Defence.

Specific to NASA is our ability to design, build, operate, and maintain highly complex facilities relating to space systems including test and evaluation facilities, launch facilities, and support infrastructure. We play an integral role for NASA in delivering support to virtually every major space program including the International Space Station; space shuttle recertification; space observatories; aerospace transportation systems; space propulsion systems; advanced materials research; and advanced research and development activities such as protein crystal growth experiments for the development of new drugs and vaccines.

Our experience in the defense sector includes military systems acquisition management and strategic planning; operations and maintenance of test facilities and ranges; test and evaluation in computer, laboratory, facility, and range environments; test facility computer systems instrumentation and diagnostics; and test facility design and build. We also provide systems engineering and integration of complex weapons and space systems, as well as hardware and software design of complex flight and ground systems.

We have been providing advanced technology engineering services to the DoD for more than 50 years, and currently support major defense programs in the United Sates and internationally. We operate and maintain several DoD test centers and provide services such as aerodynamic testing of next-generation fighter aircraft; propulsion testing for space programs; testing of the U.S. Army’s next generation ground mobile weapon systems; and acquisition support for weapons systems such as air-to-air missile systems and precision guided smart weapons for high-value targets. We assist in the acquisition and development of systems and equipment for Special Operations Forces as well as the development of biological, chemical, and nuclear detection and protection systems.

We support and maintain enterprise information systems for government and commercial clients worldwide, ranging from the operation of complex computational networks to the development and validation of specific software applications. We support the DoD in a number of information technology programs including network design, integration, and support; command and control technology; development and maintenance of databases and customized applications; and security solutions.

Environmental Programs

We provide environmental investigation, permitting, restoration, remediation, engineering, and site operations services to a number of European, North American, and Middle Eastern government agencies. Our projects include hazardous and nuclear waste management and site cleanup and closure; the preparation of feasibility studies and environmental investigations; environmental design; and remediation services on several national programs, as well as compliance with various national environmental policies.

The U.K.’s mandatory climate change and energy saving program, the CRC Energy Efficiency Scheme, as well as the European Union’s Energy Policy for 2011-2020, provide us tremendous opportunity to offer our carbon management, waste management, recycling, landfill, and methane emissions reduction services to our clients. In the U.S., much of our work relates to major environmental statutes, with particular emphasis on the U.S.’s Comprehensive Environmental Response Compensation and Liability Act and the Resource Conservation and Recovery Act (“CERCLA”), as well as green infrastructure over the next 10 years.

Our clients include the DoD, the U.K.’s Nuclear Decommissioning Authority (“NDA”), the U.S. Army Corps of Engineers, and the United States Air Force Center for Environmental Excellence (“AFCEE”). Some of these projects require execution of capital projects involving sustainment, repair, and modernization of military facilities and infrastructure.

Additionally, we support our clients in such areas as pollution prevention assessments; underground storage tank removal; contaminated soil and water remediation, monitoring and cleanup systems; long-term water quality management plans; and air quality planning and permitting. Much of this type of work is in support of large infrastructure projects that are underway both in Europe and in North America.

As a differentiating aspect of our support to clients, we provide asset management services in the form of long-term infrastructure operations and maintenance. This is an integral part of our services for the U.S. Department of Energy (“DoE”). Asset management also includes building closures that involve deactivation, decommissioning, and demolition of government facilities.

Chemicals and Polymers

The types of projects we execute for our clients operating in the chemical and polymers industries include feedstock synthesis, chemical synthesis, and polymerization. This includes high-pressure processes to produce industrial chemicals and low-pressure, multi-product processes to produce specialty and fine chemicals. We have extensive knowledge of and experience with advanced polymerization reactors and state-of-the-art, post-reactor processing techniques to help bring new products and new facilities to market quickly and economically. One of our areas of focus, due to high feedstock costs, is gasification to produce the feeds for chemicals and fertilizers.

Our clients in this sector focus on safety, reliability, and maintainability to keep operating costs down. To support this initiative, we apply best practices on capital and maintenance work by leveraging resources within our alliances and partnerships that in some cases involve more than 25 chemical facilities for one owner. As these multi-site relationships increase in magnitude, the range of services we can provide our clients broadens and varies from providing on-site planning and basic engineering services to completing an entire capital improvement program.

Our goal is to guide and assist our chemical clients from planning and concept to a constructed and operating chemical facility. Specialty services we provide to our clients in these industries include project finance structuring, market analysis, facility appraisal, and procurement with global inspection capabilities as a value-add to our core services.

Another important aspect of serving our clients in the chemicals business is in the area of field services. We have contracts with major chemical producers worldwide to provide construction, on-site maintenance, and turnaround activities. Many of these contracts are evergreen in nature, with relationships extending over many years due to our focus on safety, value, and client satisfaction and lead us to numerous formal alliances.

Pharmaceuticals and Biotechnology

As companies in this industry continue to experience pressure to decrease product time-to-market, reduce costs, and increase return on investment, the types of services we provide have grown over the years to include modular construction, as well as consulting and strategic planning to help our clients complete capital projects faster and more efficiently. We are leaders in applying LEAN execution techniques to capital project execution. As an example, we increased our efforts to integrate commissioning and validation services, helping reduce the amount of time required to introduce a new drug into the marketplace.

We provide our pharmaceuticals and biotechnology clients single-point consulting, engineering, procurement, construction management, and validation (“EPCMV”) project delivery, enabling us to execute the industry’s largest capital programs on a single-responsibility basis. Typical projects in this sector include laboratories, research and development facilities, pilot plants, bulk active pharmaceutical ingredient production facilities, full-scale biotechnology production facilities, and secondary manufacturing facilities.

Regulatory compliance, state-of-the-art technology, and increased efficiencies are critical issues to our clients in these industries. Such technology and knowledge encompasses containment, barrier technology, locally-controlled environments, building systems automation, and off-the-site design and fabrication of facility modules. We also bring such expertise as vaccine production and purification and aseptic processing.

In addition to providing our core services, we rely on our programming, target concept design, 3-D visualization capabilities, project controls, and automation capabilities to provide value to our clients. This enables us to better transition projects from the planning phase through engineering, construction, start-up, commissioning, and validation phases as economically and efficiently as possible.

As new product discovery and development drives capital spending, our multi-domestic structure, as well as formal alliances and preferred provider agreements, enhances our ability to act as a program partner, help clients effectively manage their strategic investments, and deliver their capital programs worldwide.

Infrastructure

Our strength in this industry segment includes transportation, transit, aviation, water and wastewater, and civil construction projects throughout North America, Europe, the Middle East, and Asia. Representative clients include national government departments and agencies in the U.S. and the U.K.; state departments of transportation within the U.S.; other regional and local agencies; and private industry freight transport firms. In addition, we are growing our markets in the Middle East and Asia.

Transportation infrastructure development and rehabilitation is a core competency of our infrastructure business. Our systems include alternative delivery methods such as design-build, public-private funding ventures, and enterprise management options. Typical projects include highways, bridges, transit, tunnels, airports, railroads, intermodal facilities, and maritime or port projects where our interdisciplinary teams work independently or as an extension of the client’s staff. We also help shape this market by providing program advisory services relating to public-private partnerships and tollways that result in improving mobility within a region’s existing infrastructure with limited traditional transportation funding. Providing alternative financing methods has also proven successful in Europe where there is privatization of public infrastructure systems.

We have a long history of serving international, regional, and municipal airports, as well as air carriers and military installations. While the aviation industry has faced pressure over recent years, our knowledge of air and landside design and technology, our ability to develop sustainable (green) programs, and our depth and breadth of expertise help our aviation clients streamline operations and reduce operating and maintenance costs.

In water infrastructure, we help public and private sector clients develop or rehabilitate critical water resource systems. By integrating water, wastewater, air quality, and waste remediation experience, we provide these clients with the comprehensive expertise needed to deliver complex programs. Clients include regional wastewater treatment agencies, flood control agencies, manufacturers and utilities, local water suppliers, and military installations. We continue to develop water/wastewater conveyance systems and water flood defense projects. We have developed micro-tunneling (“trenchless technology”) as a primary service and successfully applied this specialized process to such projects as water and utility distribution systems and pipelines.

Buildings

Our diversified client base encompassing both public and private sectors throughout the United States, many parts of Europe, and the Middle East relates primarily to institutional, commercial, government, and corporate buildings, including projects at many of the world’s leading medical and research centers and universities. We focus our efforts and resources in areas where capital spending initiatives drive demand and where changes and advances in technology require innovative, value-adding solutions.

We have specific capabilities in energy and power, master planning, and commissioning for office headquarters, aviation facilities, mission-critical centers, municipal and civic buildings, courts and correctional facilities, retail, mixed-use and commercial centers, healthcare and education campuses, and recreation complexes, including some of the most high-profile entertainment facilities. We also specialize in the management of large national roll-out store and distribution center programs for top, publicly-traded retailers.

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

Advanced technology clients require highly-specialized buildings in the fields of medical research, nano science, biotechnology, and laser sciences. We offer total integrated design and construction management solutions to these projects, many of which are world leaders in their function.

Our national building projects include large, multi-year government building programs in the U.S. and Europe including renovating and modernizing terminal radar control centers, air traffic control towers, and other aviation facilities; planning and design services for offices, data centers and mission control facilities; and support for complex government-sponsored laboratory and research facilities.

U.S. government agencies we serve include the Federal Aviation Administration (“FAA”); the General Services Administration (“GSA”); the Internal Revenue Service (“IRS”); the U.S. Departments of State, Treasury, Agriculture, Homeland Security, and Defense; and the Army National Guard, among others. In the U.K., we are leading the Custodial Services’ project management delivery program to upgrade the U.K. prison stock and also some security-led programs such as upgrading works to the Palace of Westminster and some Regional Police Authorities.

We are providing our full range of services to the DoD on military family housing; quality of life projects; training, maintenance, and readiness facilities; and command and control centers, as well as military facilities supporting the DoD’s global re-basing program, the 2005 Base Realignment and Closure (“BRAC”) program.

Power, Pulp & Paper, High Tech, Food and Consumer Products

We provide a broad range of services to our power; pulp and paper; high technology manufacturing; food, beverage, and consumer products clients.

Power

In this market, we include power generation and cogeneration projects for the energy supply industry. Typical projects include simple and combined cycle power projects, cogeneration power plants, aeroderivative and industrial gas turbines, and emergency power generation stations. Services where we can offer specific assistance include procurement and commissioning of equipment.

Pulp and Paper

The pulp and paper industry has been consolidating for many years and several of the traditional pulp and paper clients have emerged as major consumer product companies. These clients have created new opportunities for us in non-traditional areas, such as wall board plants and facilities that manufacture diapers and feminine care products. Typical projects range from small mill projects to complex, multi-million-dollar paper machine rebuilds, mill expansions, and the construction of new facilities.

Pulp and paper projects encompass many areas of a mill, including pulping and bleaching, papermaking, chemical recovery, material handling, effluent treatment, and power and steam generation. In the area of papermaking, our expertise includes tissue and towel, coated and uncoated fine papers, newsprint, and linerboard. Our expertise also includes the converting and packaging of paper products for distribution and consumer use. We have been instrumental in designing and installing state-of-the-art facilities for recycled fiber, de-inking, and pulp bleaching.

Our pulp and paper capability extends through our offices in the U.S., U.K., France, Spain, Italy, and Mexico to clients worldwide. A significant portion of our work consists of assisting our clients in their compliance with environmental regulations and standards that affect the pulp and paper industry. We monitor all of the key environmental regulations affecting our clients and offer services including compliance studies, permitting support, and design of pollution control systems. We also assist with complete permitting services, including associated air modeling, as well as compliance services regarding air pollutant standards and hazardous air pollutant emission limits from industrial boilers for our pulp and paper clients.

Technology and Manufacturing

We provide our core services for a variety of high tech manufacturing and test facilities, particularly for clients in the automotive and industrial industries.

We are a leader in providing support to automotive manufacturers and component suppliers for the supply of testing services and the management of test assets. Typical automotive projects range from conceptual design and feasibility studies to complete design-build programs of: aero-acoustic wind tunnels, engine test facilities, acoustic enclosures, transmission test stands; powertrain, environmental, emissions, altitude, and electromagnetic compatibility test facilities; in-line and end-of-line component test stands; and computer-based measurement and control systems.

We also provide our services for advanced technology and research facilities, including facilities supporting research in fusion and fission energy, nanoscale materials, and high-powered lasers and x-rays to support important research activities in the United States, Europe, and the U.K.

We also perform projects for clients operating in the semiconductor industry. Projects in the semiconductor industry are typically more complex than many other commercial facilities, requiring a greater emphasis on cleanroom and similar high-end technologies. Our projects range from on-site plant engineering and tool hook-ups to multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce solar energy cells, microprocessors for computers, and other consumer electronic devices.

Food, Beverage and Consumer Products

Influenced by discerning, health-conscious consumers with increased awareness of nutrition and wellness, and as a result of growth in the industry, our clients are responding to consumer demands in Asia, Europe, and North America, as well as in certain developing countries. Producers are responding with innovation and renovation of core products, which is driving investments for new plants and retrofitting of existing ones.

As a leading provider to the entire food, beverage, and consumer products supply chain, our global presence and capabilities allow us to help our clients with targeted expansion and new investments. Our food processing services include hygienic design, clean-in-place (“CIP”) systems, heat transfer systems, material handling of liquids and solids, refrigeration, and complying government requirements.

The need to efficiently deliver the right consumer products at the right time remains critical to our clients. From facility design to raw materials processing to converting, packaging, and distribution, our vast depth of expertise helps our clients do just that. Our knowledge of food and beverage processing results in plants that are productive, efficient, and economical.

Our clients are global and diverse, including chicken and meat processors, beer and soda companies, chocolate and candy makers, healthcare product companies, and major food manufacturers and distributors.

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

Significant Customers

The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last five fiscal years:

2010	2009	2008	2007	2006
25.4%	20.3%	16.8%	16.6%	16.4%

It is uncommon for a commercial customer to contribute 10% or more of the Company’s total revenues. On occasion, however, we will perform a number of field services projects for a single customer in the same fiscal year which, primarily because of the amount of pass-through costs (discussed below) that is included in revenue, will cause total revenue from that customer to exceed 10% of total consolidated revenues. For the fiscal year ended October 2, 2009 revenues earned from Motiva Enterprises LLC accounted for 12.2% of total consolidated revenues and for the fiscal year ended September 29, 2006 revenues earned from Valero Energy Corporation accounted for 10.2% of total consolidated revenues.

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

Contracts

While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into three broad categories: cost-reimbursable, fixed-price, and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last five fiscal years:

	2010	2009	2008	2007	2006
Cost-reimbursable	86%	85%	86%	88%	90%
Fixed-price	13	14	12	10	9
Guaranteed maximum price	1	1	2	2	1

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

2010	2009	2008	2007	2006
$2,723.3	$4,017.0	$3,517.4	$2,746.7	$2,680.7

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

Fixed-Price Contracts

Fixed-price contracts include both “lump sum bid” contracts and “negotiated fixed-price” contracts. Under lump sum bid contracts, we typically bid against other contractors based on specifications the client furnishes. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications received, problems with new technologies, and economic and other changes that may occur over the contract period. Additionally, it is not unusual for lump sum bid contracts to lead to an adversarial relationship with clients, which is contrary to our relationship-based business model. Accordingly, lump sum bid contracts are not our preferred form of contract. In contrast, under a negotiated fixed-price contract, we are selected as the contractor first and then we negotiate a price with our client. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where we perform some portion of the work before negotiating the total price of the project. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to us. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than other types of contracts. Over the past five years, most of our fixed-price work has been either negotiated fixed-price contracts or lump sum bid contracts for project services, rather than turn-key construction.

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

Employees

At October 1, 2010, we had approximately 38,500 full-time, staff employees (including contract staff). Additionally, as of October 1, 2010, there were approximately 13,700 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

Available Information

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, D.C., 20549. In order to obtain information about the operation of the Public

Reference Room, a person may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is http://www.sec.gov. You may also read and download the various reports we file with, or furnish to, the SEC free of charge from our website, http://www.jacobs.com.

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

We provide technical, professional, construction, and O&M services to clients operating in a number of markets including oil and gas exploration, production, and refining; programs for various national governments, including the U.S. federal government; chemicals and polymers; pharmaceuticals and biotechnology; infrastructure; buildings; and other, general industrial and consumer businesses and markets (such as technology and manufacturing; pulp and paper; food and consumer products; and mining and minerals). These markets and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending, particularly during periods of economic uncertainty.

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

Contracts with the U.S. federal government and other governments and their agencies are subject to various uncertainties, restrictions, and regulations including oversight audits by various government authorities and profit and cost controls. Government contracts are also exposed to uncertainties associated with funding. Contracts with the U.S. federal government, for example, are subject to the uncertainties of Congressional funding. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. As a result, our government clients may terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. Since government contracts represent a significant percentage of our revenues (those with the U.S. federal government represented approximately 25.4% of our total revenue in fiscal 2010), the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations.

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

For fiscal 2010, approximately 14% of our revenues were earned under contracts that were either fixed-price or guaranteed maximum price in nature. For these contracts, we bear the risk of paying some, if not all, of any cost overruns. Under fixed-price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or our vendors’ or subcontractors’ inability to perform, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.

The contracts in our backlog may be adjusted, cancelled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog may not be a good indicator of our future gross margins.

As of the end of fiscal 2010, our backlog totaled approximately $13.2 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. In addition, the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. Our backlog includes expected revenues for contracts that are based on estimates. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of wide-spread economic slowdowns.

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

As is common in the industry, we perform certain contracts as a member of joint ventures, partnerships, and similar arrangements. This situation exposes us to a number of risks, including the risk that our partners may be unable to fulfill their obligations to us or our clients. Our partners may also be unable or unwilling to provide the required levels of financial support to the partnerships. If these circumstances occur, we may be required to pay financial penalties or liquidated damages, provide additional services, or make additional investments to ensure adequate performance and delivery of the contracted services. Under agreements with joint and several liabilities, we could be liable for both our obligations and those of our partners. These circumstances could also lead to disputes and litigation with our partners or clients, all of which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

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

Historically, we have had adequate bonding capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion. In addition, because of an overall lack of worldwide bonding capacity, we may find it difficult to find sureties who will provide required levels of bonding or such bonding may only be available at significant additional cost. There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new contracts that require such bonding could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

A few clients have in the past and may in the future account for a significant portion of our revenue and/or backlog in any one year or over a period of several consecutive years. For example, in fiscal 2010, fiscal 2009, and fiscal 2008, approximately 25.4%, 20.3%, and 16.8%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay, or cancel their contracts at any time. Our loss of business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.

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

Our larger competitors for engineering, construction, and maintenance services for process plants include Bechtel, Fluor, Foster Wheeler, KBR, Aker Kvaerner, Technip, WorleyParsons, the Shaw Group, and AMEC. In the area of buildings, our competitors include several of the competitors previously mentioned as well as HDR, HOK, AECOM, and Turner. In the area of infrastructure, our competitors include several of the competitors previously mentioned as well as URS, Parsons Brinckerhoff, HNTB, Tetra Tech, Parsons, and W.S. Atkins. In the area of national government programs, our principal competitors include several of the competitors listed above as well as SAIC, CH2M Hill, Weston, Lockheed Martin, and Computer Sciences Corporation.

In addition to the risks discussed elsewhere in Risk Factors, our international operations are also exposed to additional risks and uncertainties including unfavorable political developments and weak foreign economies.

For fiscal 2010, approximately 30% of our revenues was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. At a minimum, our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In addition, our international operations are subject to a variety of risks, including:

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

In preparing our financial statements, our management is required under accounting principles generally accepted in the U.S. to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:

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

Under accounting principles generally accepted in the U.S., we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach, rather than amortizing it over time. As of October 1, 2010, we had $1.1 billion of goodwill, representing 23.9% of our total assets of $4.7 billion. We have chosen to perform our annual impairment reviews of goodwill at the end of the third quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.

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

Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price and may be at risk to the effects of rising inflation with respect to those contracts that are guaranteed maximum-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 86% during fiscal 2010), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition, and results of operations.

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

Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Abu Dhabi; Austria; Australia; Belgium; Canada; China; the Czech Republic; Finland; France; Germany; Greece; India; Italy; Mexico; The Netherlands; Poland; Puerto Rico; Republic of Ireland; Saudi Arabia; Singapore; Spain; Sweden; United Arab Emirates; and the U.K. Such space is used for operations (providing technical, professional, and other home office services), sales, and administration. Most of our properties are leased. In addition, we own facilities located in Charleston, South Carolina which serve as our principal manufacturing and fabrication site for our modular construction activities. The total amount of space used by us for all of our operations is approximately 6.5 million square feet.

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

Executive Officers of the Registrant

Information regarding the Company’s executive officers is set forth under the caption “Directors, Executive Officers and Corporate Governance” in Part III, Item 10, of this Form 10-K and is incorporated herein by reference.

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

	Low Sales Price	High Sales Price
Fiscal 2010:
First quarter	$33.70	$47.90
Second quarter	35.02	46.30
Third quarter	34.91	50.68
Fourth quarter	34.39	40.00

Fiscal 2009:
First quarter	$26.00	$54.19
Second quarter	30.16	54.71
Third quarter	36.75	47.35
Fourth quarter	36.18	49.73

Holders

According to the records of our transfer agent, there were 1,467 shareholders of record as of November 15, 2010.

Dividends

Our policy is to use cash flows from operations to fund future growth, pay down debt, and, subject to market conditions, repurchase common stock under a stock buy-back program approved by our Board of Directors. Accordingly, we have not paid a cash dividend since fiscal 1984. Although our Board of Directors periodically reviews and considers the merits of paying cash dividends and buying back shares of our common stock, we currently have no plans to pay cash dividends or repurchase our common stock in the foreseeable future.

Performance Graph

The following graph shows the changes over the past five-year period in the value of $100 invested at the end of fiscal 2005 in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Index, and (3) the Dow Jones Heavy Construction Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented.

Legend

Symbol	Total Returns Index For:	2005	2006	2007	2008	2009	2010
	Jacobs Engineering Group, Inc.	100.00	110.86	224.21	161.14	136.35	114.82
	S&P 500 Index	100.00	110.78	128.98	100.66	93.70	103.24
	Dow Jones US Heavy Construction	100.00	119.22	240.89	154.24	146.33	138.33

The stock performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. Amounts are presented in thousands, except for per share information:

	2010 (1)	2009	2008	2007	2006
Results of Operations:
Revenues	$9,915,517	$11,467,376	$11,252,159	$8,473,970	$7,421,270
Net earnings attributable to Jacobs	245,974	399,854	420,742	287,130	196,883

Financial Position:
Current ratio	2.23 to 1	2.17 to 1	1.74 to 1	1.78 to 1	1.75 to 1
Working capital	$1,527,589	$1,522,548	$1,173,237	$1,001,644	$776,766
Current assets	2,767,042	2,818,449	2,750,234	2,278,078	1,817,961
Total assets	4,683,917	4,428,614	4,278,238	3,389,421	2,853,884
Long-term debt	509	737	55,675	40,450	77,673
Total Jacobs stockholders’ equity	2,859,048	2,625,913	2,245,147	1,843,662	1,423,214
Return on average equity	8.97%	16.42%	20.58%	17.58%	15.21%

Backlog:
Technical professional services	$7,588,900	$8,209,300	$8,085,200	$6,188,500	$5,153,400
Field services	5,613,100	7,010,100	8,611,400	7,397,300	4,624,300

Total	$13,202,000	$15,219,400	$16,696,600	$13,585,800	$9,777,700

Per Share Information:
Basic earnings per share	$1.98	$3.26	$3.47	$2.42	$1.69
Diluted earnings per share	1.96	3.21	3.38	2.35	1.64
Stockholders’ equity	22.71	21.14	18.30	15.34	12.06

Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	125,790	124,534	124,357	122,226	120,373

Common Shares Outstanding At Year End	125,909	124,230	122,701	120,222	117,992

(1)	Includes non-recurring, after-tax charges totaling $66.1 million, or $0.52 per basic and diluted share, relating to the Houston Sublease and the SIVOM Judgment (refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, below, for a description of these matters and their effects on the Company’s fiscal 2010 Consolidated Financial Statements, as well as for a reconciliation to the Company’s fiscal 2010 consolidated results of operations in accordance with U.S. GAAP).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

In order to understand better the changes that occur to key elements of our financial condition, results of operations, and cash flows, a reader of this Management’s Discussion and Analysis (“MD&A”) should be aware of the critical accounting policies we apply in preparing our consolidated financial statements.

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

Accounting for Pension Plans—The accounting for pension plans requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions include discount rates, investment returns, and projected salary increases, among others. The actuarial assumptions used in determining the funded statuses of the plans are provided in Note 7—Pension Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

The expected rates of return on plan assets for fiscal 2010 ranged from 2.2% to 8.0%; this compares to a range of 2.3% to 8.0% for fiscal 2009. We believe the range of rates we applied for fiscal 2010 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were changed from a range of 2.5% to 5.6% in fiscal 2009 to a range of 2.1% to 5.1% in fiscal 2010. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.

Changes in the actuarial assumptions often have a material affect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the our net pension benefit obligation (“PBO”) at October 1, 2010 was higher (lower) by 1.0%, the PBO would have been lower (higher) at that date by approximately $182.0 million, and the net periodic pension cost for fiscal 2010 would be lower (higher) by approximately $7.0 million. Similarly, if the expected return on plan assets were increased (decreased) by 1.0%, the net periodic pension cost for fiscal 2011 would decrease (increase) by approximately $7.9 million. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the fairness of the actuarial assumptions used.

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

Testing Goodwill for Possible Impairment—The goodwill carried in our Consolidated Balance Sheets is tested annually for possible impairment. In performing the annual impairment test, we evaluate our goodwill at the reporting unit level. We have determined that we have two reporting units, which are based on geography. We refer to these reporting units internally as “Europe” and “Non-Europe”. Each of our reporting units conducts the business activities described elsewhere in this 2010 Form 10-K, which includes providing professional technical services such as design, engineering, and architectural services; construction and/or construction management services; and maintenance and operations services.

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

U.S. GAAP does not prescribe a specific valuation method for estimating the fair value of reporting units. We determined that a market approach is an appropriate method for valuing our reporting units in light of its common use as a technique for valuing businesses in general. Using this method, the fair value of our reporting units was estimated by multiplying their respective after-tax earnings for the trailing twelve months by the Company’s overall average market earnings multiple. Since the activities of each reporting unit approximates that of the Company overall, we concluded that the use of the Company’s market multiple for purposes of applying the market-based valuation approach was reasonable. We also believe that the use of this multiple is appropriate considering that both reporting units have qualitative characteristics that are generally consistent with those of the parent company. Those characteristics include size in terms of resources (i.e., personnel); a large, diverse client base; broad geographic reach; and a broad range of design, engineering, and construction and construction management capabilities.

The determination of reporting units and the selection of the valuation technique used to estimate the fair value of the reporting units requires the exercise of judgment by management. The fair values resulting from the valuation technique used are not necessarily representative of the values we might obtain in a sale of the reporting units to willing third parties.

As mentioned above, the key inputs used in the valuation model are the after-tax earnings of our reporting units and the Company’s market-driven average earnings multiple. The multiples used for fiscal 2010, 2009, and 2008 were approximately 14, 15, and 31, respectively. In the event either the after-tax earnings of the Company’s reporting units or the Company’s market earnings multiples decline significantly after the date the annual impairment test is performed, the Company will re-perform the test at a date closer to fiscal year-end.

Based on the most recent results of our annual impairment tests, there were no indications of impairment of the goodwill shown in our Consolidated Balance Sheets for fiscal years 2010 and 2009.

Changes in the inputs used in our valuation model (i.e., declines in the Company’s average earnings multiple or the after-tax earnings of our reporting units) could result in an indication of possible impairment of goodwill in the future.

Fiscal 2010—Overview

There were two events that occurred during fiscal 2010 that significantly affected the comparability of the Company’s consolidated results of operations for fiscal 2010 to its consolidated results of operations for fiscal 2009 and 2008:

•

The Houston Sublease—In response to the continuing effects brought on by the global recession, the Company initiated certain cost reduction measures during fiscal 2009. As part of those measures, we ceased using one of our offices located in Houston, Texas, and entered into a sublease for the entire property. This transaction occurred in the first quarter of fiscal 2010. Accordingly, included in net earnings for fiscal 2010 is a pre-tax charge of $11.4 million relating to this real estate transaction. Net of the effects on the Company’s incentive bonus plan and income taxes, the Houston Sublease resulted in a net, after-tax charge of $5.8 million, or $0.04 per diluted share.

•

The SIVOM Judgment—During the third quarter of fiscal 2010, we received an unfavorable court judgment relating to a waste incineration project in France for the SIVOM de Mulhousienne (“SIVOM”). The SIVOM project was performed by a consortium of contractors that was led by one of our subsidiaries under a contract that was entered into in 1996, prior to our acquisition of that subsidiary. As a result of the judgment, we recorded a pre-tax charge to earnings of approximately $93.3 million. Included in this amount is a $25.9 million write-off of a claim receivable. The balance of the charge reflects the cash payments the Company made to the SIVOM, net of cash payments the Company received. Net of the effects of the charge on the Company’s long-term incentive bonus plan and income taxes, the effect on net earnings attributable to Jacobs was approximately $60.3 million, or $0.48 per diluted share.

In this MD&A, we discuss and analyze the Company’s results of operations for fiscal 2010 before the effects of the Houston Sublease and the SIVOM Judgment. Although such information is non-U.S. GAAP in nature, it is presented because Management believes it provides a better view of the Company’s operating results for the readers of this Annual Report on Form 10-K to assess the Company’s performance and operating trends.

The following table presents (i) the Company’s consolidated results of operations for fiscal 2010 before the effects of the Houston Sublease and the SIVOM Judgment (which is non-U.S. GAAP); (ii) the effects of the Houston Sublease and the SIVOM Litigation; and (iii) the Company’s consolidated results of operations for fiscal 2010 in accordance with U.S. GAAP (in thousands, except earnings per share):

	Fiscal 2010 Consolidated Results of Operations Before the Effects of the Houston Sublease and the SIVOM Judgment	Effects of the Houston Sublease and the SIVOM Judgment	Fiscal 2010 Consolidated Results of Operations (U.S. GAAP)
Revenues	$9,941,411	$(25,894)	$9,915,517
Costs and Expenses:
Direct costs of contracts	(8,524,271)	(58,641)	(8,582,912)
Selling, general and administrative expenses	(929,785)	(2,737)	(932,522)

Operating Profit	487,355	(87,272)	400,083

Other Income (Expense):
Interest income	3,647	1,144	4,791
Interest expense	(5)	(9,869)	(9,874)
Miscellaneous expense, net	(3,066)	—	(3,066)

Total other income (expense), net	576	(8,725)	(8,149)

Earnings (Loss) Before Taxes	487,931	(95,997)	391,934
Income Tax (Expense) Benefit	(175,543)	29,896	(145,647)

Net Earnings (Loss) of the Group	312,388	(66,101)	246,287
Net (Income) Attributable to Noncontrolling Interests	(313)	—	(313)

Net Earnings (Loss) Attributable to Jacobs	$312,075	$(66,101)	$245,974

Net Earnings (Loss) per Share—Diluted	$2.48	$(0.52)	$1.96

The Company’s operating results for fiscal 2010 continue to be impacted by the global recession which began affecting the Company during the first quarter of fiscal 2009. The recession has caused many of our private sector clients to re-examine their capital expenditure plans resulting in the delay in the release of new projects, and, in certain instances, cancellations of projects awarded to us previously. These economic conditions have also had a negative effect on many of our public sector clients as we have seen spending reductions by federal and state governments and the delay and curtailment of key infrastructure programs.

The decline in revenues during fiscal 2010 as compared to fiscal 2009 occurred in most of the industries and markets we serve. With respect to the various categories of services we provide, the decline in revenues was more prevalent in the Field Services area of our business, and reflects the general decrease during the year in the amount of pass-through costs we incurred on our projects.

As discussed in last year’s MD&A, we implemented certain cost-control measures last year in response to the effects of the recession. We reduced personnel and closed or re-configured a number of our offices. The results of these actions contributed to a $10.5 million reduction in selling, general, and administrative (“SG&A”) expenses. Although we continue to look for opportunities to reduce or minimize our operating costs, there is no guaranty that we will be able to identify additional opportunities and make further reductions.

On the other hand, we are a very diversified business. We provide a wide-range of services to customers operating in a wide range of industries and markets. Accordingly, we continue to believe that as the global economy begins to recover, and depending on which industries and markets start their recovery first, we believe we are well positioned to capitalize on whatever increased capital spending occurs, both domestically and internationally. Our cash and cash equivalents totaled $938.8 million at October 1, 2010. Our debt-to-equity ratio was 2.8% at the end of fiscal 2010, and we have over $257.1 million available under our various credit facilities.

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

The scope of services we can provide our clients, therefore, ranges from consulting and conceptual design services (which are often required by clients in the very early stages of a project) to complete single-responsibility, design-build contracts, to services required in the post start-up phases of a project such as maintenance and operations services.

The following table sets forth our revenues by type of service for each of the last three fiscal years (in thousands):

	2010 (a)	2009	2008
Technical Professional Services Revenues:
Project Services	$4,224,898	$4,644,043	$5,128,456
Process, Scientific, and Systems Consulting	888,405	894,446	770,223

Total Technical Professional Services Revenues	5,113,303	5,538,489	5,898,679

Field Services Revenues:
Construction (a)	3,747,995	4,763,640	4,239,439
Operations and Maintenance (“O&M”)	1,080,113	1,165,247	1,114,041

Total Field Services Revenues	4,828,108	5,928,887	5,353,480

	$9,941,411	$11,467,376	$11,252,159

(a)	Before the effects of the SIVOM Judgment.

We focus our services on clients operating in certain industry groups and markets. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each of the last three fiscal years (in thousands):

	2010 (a)	2009	2008
Refining—Downstream (b)	$2,876,059	$3,850,734	$3,525,838
National Government Programs (c)	2,314,548	2,148,668	1,784,150
Chemicals and Polymers	1,203,373	1,210,027	1,409,868
Infrastructure	938,978	933,519	935,333
Buildings (c)	869,248	793,041	900,115
Pharmaceuticals and Biotechnology	589,795	875,007	978,867
Oil & Gas—Upstream	559,492	895,284	1,102,743
Industrial and Other (a)(b)	589,918	761,096	615,245

	$9,941,411	$11,467,376	$11,252,159

(a)	Before the effects of the SIVOM Judgment.
(b)	Beginning in fiscal 2010, the industry group formerly called “Energy & Refining—Downstream” has been renamed “Refining—Downstream”, and revenues relating to projects for customers in the power industry have been reclassified to the category “Industrial and Other”. “Industrial and Other” now includes revenues from projects for our clients operating in the power; technology and manufacturing; pulp and paper; food and consumer products; and basic resources industries, among others. Prior period information has been reclassified to conform to this new presentation.
(c)	Beginning in fiscal 2010, revenues relating to buildings projects performed for the U.S. federal government have been reclassified from the “National Government Programs” industry group to the “Buildings” market. Prior period information has been reclassified to conform to this new presentation

Fiscal 2010 (before the effects of the Houston Sublease and the SIVOM Judgment) Compared to Fiscal 2009

We recorded net earnings of $312.1 million, or $2.48 per diluted share, for the fiscal year ended October 1, 2010, compared to net earnings of $399.9 million, or $3.21 per diluted share, for fiscal 2009.

Revenues for the fiscal year ended October 1, 2010 totaled $9.9 billion, and represents a decrease of $1.5 billion, or 13.3%, as compared to $11.5 billion for fiscal 2009.

Revenues during fiscal 2010 from projects for clients operating in many of the industry groups and markets we serve were significantly lower as compared to fiscal 2009. The larger decreases occurred in the Refining—Downstream; Oil & Gas—Upstream; and the Pharmaceuticals and Biotechnology industry groups and markets. These declines relate to the normal winding-down and completion of large projects, combined with the lack of new project awards. These industry groups and markets have also been significantly impacted by the global recession, causing many clients to re-examine their capital expenditure plans resulting in the delay in the release of new projects, and, in certain instances, cancellations of projects awarded to us previously. Also contributing to the decline in revenues within these industry groups and markets was a $1.3 billion, or 32.2%, decrease in pass-through costs (discussed below).

In contrast, revenues during fiscal 2010 from projects for National Government Program clients increased by $165.9 million, or 7.7%, as compared to last year. Most of the increase relates to revenues from the U.S. federal government on projects for research and development test engineering, scientific, other technical services projects.

Similarly, revenues during fiscal 2010 relating to Buildings projects increased by $76.2 million, or 9.6%, as compared to last year. The increase relates to spending for the design of technical buildings.

For the fiscal year 2010 we earned $176.8 million in revenues for projects funded by the American Recovery and Reinvestment Act of 2009.

Direct costs of contracts for fiscal 2010 decreased $1.4 billion, or 14.0%, to $8.5 billion, compared to $9.9 billion for fiscal 2009. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

Pass-through costs for fiscal 2010 decreased $1.3 billion, or 32.2%, to $2.7 billion, compared to $4.0 billion for fiscal 2009. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Field services revenues for fiscal 2010 decreased $1.1 billion, or 18.6%, to $4.8 billion, compared to $5.9 billion for fiscal 2009. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts were 85.7% for fiscal 2010, compared to 86.4% for fiscal 2009. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The decrease in the ratio of direct costs of contracts to revenues in fiscal 2010 as compared to last year was due primarily to lower levels of pass-through costs.

SG&A expenses for fiscal 2010 decreased by $10.5 million, or 1.1%, to $929.8 million, compared to $940.3 million for fiscal 2009. Our SG&A expenses typically fluctuate as a result of changes in head-count and the amount of spending required to support our technical professional services activities, which normally require additional overhead costs. Therefore, when our technical professional services revenues increase or decrease, it is not unusual to see a corresponding change in SG&A expenses. The decrease in SG&A expenses during fiscal 2010 was due primarily to management’s efforts to reduce SG&A expenses.

Operating profit for fiscal 2010 decreased by $133.2 million, or 21.5%, to $487.4 million, compared to $620.6 million for fiscal 2009. As a percentage of revenues, operating profit was 4.9% for fiscal 2010, compared to 5.4% in fiscal 2009. This decrease in operating profit is due primarily to the overall decline in business volume.

Interest income for fiscal 2010 decreased by $9.5 million, to $3.6 million, compared to $13.1 million for fiscal 2009. Even though the Company maintained significant cash balances during fiscal 2010, the rate of interest earned on our deposits and investments was significantly lower in 2010 as compared to fiscal 2009.

Interest expense for fiscal 2010 was nearly zero compared to $2.9 million for fiscal 2009. The decrease in interest expense was due primarily to the reversal of $2.9 million of interest expense that was accrued over the past several years in connection with an income tax matter that was resolved successfully in fiscal 2010.

The Company’s consolidated effective income tax rate was 36.0% for fiscal 2010—unchanged from fiscal 2009. In the normal course of our business, we may engage in numerous transactions for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. We continually monitor the appropriateness of the rate, and we adjust our income tax expense in the period it is probable that actual results will change.

Fiscal 2009 Compared to Fiscal 2008

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

Although consolidated revenues for fiscal 2009 increased by $215.2 million, or 1.9%, from fiscal 2008, most of the increase occurred during the first two quarters of fiscal 2009 as the Company completed a number of projects for clients operating in several of the industries and markets we serve. During the second half of fiscal 2009, as the global economy continued to slow, revenues dropped-off significantly, while project delays increased and awards of new contracts also slowed.

Revenues during fiscal 2009 from projects for clients operating in the Refining—Downstream and the Oil & Gas—Upstream industries increased a total of $117.4 million, or 2.5%, from fiscal 2008. All of the increase related to projects for clients operating in the energy & refinery sector and reflects the ramping-up of work performed at a large, U.S. oil refinery. This increase was off-set in part by the winding-down of work on certain projects in the upstream sector of the petroleum market that were awarded to the Company in prior years when oil prices were at historically high levels.

Revenues during fiscal 2009 from projects for National Government Program clients increased by $364.5 million, or 20.4%, from fiscal 2008. Most of the increase continues to relate to revenues from the U.S. federal government on projects for research and development test engineering, scientific, and other technical services. Although the Company performed services during fiscal 2009 for projects that were funded in part under the American Recovery and Reinvestment Act of 2009 (“ARRA”), such revenues were not significant.

Revenues during fiscal 2009 from projects for clients operating in the Chemicals and Polymers industries, and the Pharmaceuticals and Biotechnology industries as well as the Buildings market all declined as compared to fiscal 2008, as clients reviewed their capital expenditure plans in light of the global recession and delayed the release of new projects.

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

As a percentage of revenues, direct costs of contracts were 86.4% for fiscal 2009, compared to 84.6% for fiscal 2008. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The increase in the ratio of direct costs of contracts to revenues in fiscal 2009 as compared to fiscal 2008 was due primarily to higher levels of pass-through costs combined with a slight decrease in the margin rates earned on our technical professional services revenues.

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

Interest expense for fiscal 2009 decreased by $1.5 million, or 33.9%, to $2.9 million, compared to $4.4 million for fiscal 2008. The decrease in interest expense was due primarily to lower average borrowings outstanding during fiscal 2009 as compared to fiscal 2008.

Miscellaneous expense, net for fiscal 2009 totaled $6.7 million as compared to miscellaneous income, net of $3.9 million for fiscal 2008. Included in miscellaneous income, net in fiscal 2008 was a $10.6 million gain from the sale of the Company’s interest in a business that provides specialized operations and maintenance services for highways and associated facilities. By excluding the gain from fiscal 2008, miscellaneous expense, net for fiscal 2008 would have been $6.7 million.

We recorded income tax expense of $224.9 million during fiscal 2009, compared to $236.7 million during fiscal 2008. Our overall effective tax rate in fiscal 2009 was 36%—the same as fiscal 2008.

Contractual Obligations

The following table sets forth certain information about our contractual obligations as of October 1, 2010 (in thousands):

		Payments Due by Fiscal Period
	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Debt obligations	$79,908	$79,399	$509	$—	$—
Operating leases (a)	769,953	172,573	201,578	166,042	229,760
Obligations under defined benefit pension plans (b)	396,939	37,978	80,574	87,149	191,238
Obligations under nonqualified deferred compensation plans (c)	83,371	6,629	14,064	15,212	47,466
Purchase obligations (d)	824,333	824,333	—	—	—

Total	$2,154,504	$1,120,912	$296,725	$268,403	$468,464

(a)	Assumes the Company will make end of lease term residual value guarantee payments of $35.3 million in 2011 and $38.8 million in 2015 with respect to the lease of two office buildings in Houston, Texas.
(b)	Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2011, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of October 1, 2010. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.
(c)	Assumes that future payments will be consistent with amounts paid in fiscal 2010, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of October 1, 2010.
(d)	Represents those liabilities estimated to be under firm contractual commitments as of October 1, 2010.

Backlog

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. With respect to O&M contracts, however, we include in backlog the amount of revenues we expect to receive for only one succeeding year, regardless of the remaining life of the contract. For national government programs (other than U.S. federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, excluding option periods.

The following table summarizes our backlog for each of the last three fiscal years (in millions):

	2010	2009	2008
Technical professional services	$7,588.9	$8,209.3	$8,085.2
Field services	5,613.1	7,010.1	8,611.4

Total	$13,202.0	$15,219.4	$16,696.6

Because the entire value of a contract is added to backlog as soon as the contract is awarded to us (rather than adding the contracts to backlog gradually over time), and because many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis. Our backlog at October 1, 2010 decreased by $2.0 billion, or 13.3%, to $13.2 billion from $15.2 billion at October 2, 2009.

In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. During the fourth quarter of fiscal 2010, adjustments were made to a variety of extended term, task order, indefinite quantity, and other similar contracts where it became clear that the full capacity of the previously-recorded backlog amount would not be realized. Such negative adjustments totaled approximately $390.0 million and affected technical professional services. During fiscal 2009, approximately $1.9 billion was removed from backlog as a result of project cancellations. Approximately $2.4 billion was removed from backlog during fiscal 2008 relating to cancelled projects. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs. There were no significant project cancellations in fiscal 2010.

While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein. Accordingly, backlog is not necessarily a reliable indicator of future revenues.

Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $4.3 billion (or 32.6% of total backlog), $4.2 billion (or 27.7% of total backlog), and $3.4 billion (or 20.4% of total backlog) at October 1, 2010, October 2, 2009, and September 26, 2008, respectively. Most of our federal contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).

Subject to the factors discussed in Item 1A—Risk Factors, above, we estimate that approximately $6.9 billion, or 52.3%, of total backlog at October 1, 2010 will be realized as revenues within the next fiscal year.

Effects of Inflation

The effects of inflation on our business is discussed in detail in Item 1A—Risk Factors, and is incorporated herein by reference.

Liquidity and Capital Resources

The three more significant and/or nonrecurring uses of cash during fiscal 2010 was approximately $259.5 million for acquisitions of businesses, net of cash acquired (approximately $236.2 million more than what was spent for acquisitions during fiscal 2009); approximately $108.5 million for purchases of investments (approximately $74.5 million more than what was spent for investments during fiscal 2009); and approximately $64.5 million representing the net cash outflow relating to the SIVOM Judgment. In spite of the $432.5 million of cash used for these transactions and events, our cash and cash equivalents decreased by only $94.8 million during fiscal 2010. This compares to an increase in cash and cash equivalents of $429.2 million during fiscal 2009, and a decrease of $8.9 million during fiscal 2008. During fiscal 2010, we generated net cash inflows of $197.0 million from operating activities and $95.6 million from financing activities. These inflows were offset in part by outflows from investing activities and the effect of exchange rate changes of $374.4 million and $13.0 million, respectively.

Our operations provided net cash of $197.0 million during fiscal 2010. This compares to net cash inflows of $533.5 million and $313.4 million during fiscal 2009 and 2008, respectively. The $336.5 million decrease in cash provided by operations in fiscal 2010 as compared to fiscal 2009 was due primarily to the following factors:

•	a $188.3 million decrease relating to changes in our working capital accounts (discussed below); and,

•	a $153.9 million decrease in net earnings.

With respect to the $188.3 million decrease in cash flows relating to changes in our working capital accounts, there was no unusual activity occurring in these accounts during fiscal 2010. Because such a high percentage of our revenues are earned on cost-plus type contracts (86% and 85% of total revenues for fiscal years 2010 and 2009, respectively), and due to the significance of revenues relating to pass-through costs, most of the costs we incur are included in invoices we send to clients. Although we continually monitor our accounts receivable, we manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, accounts payable, and billings in excess of cost. Accounts payable consists of obligations to third parties relating primarily to costs incurred for projects which are generally billable to clients. Receivable consist of amounts owed to us by our clients—a substantial portion of which is for project-related costs. Billings in excess of costs consist of billings to and payments from our clients for costs yet to be incurred.

This relationship between revenues and costs, and between receivables and payables is unique for our industry, and facilitates reviews of cash flow information at the total working capital level. The $188.3 million decrease in cash flows relating to changes in our working capital accounts was due primarily to the timing of cash receipts and payments within our working capital accounts, and reflects the general decline of the overall business in fiscal 2010 as compared to the prior year.

We used $374.4 million of cash and cash equivalents for investing activities during fiscal 2010. This compares to net cash outflows of $94.9 million and $409.9 million during fiscal 2009 and 2008, respectively. The $279.4 million increase in cash used for investing activities as compared to fiscal 2009 was due primarily to acquisitions of businesses and changes in investments. During fiscal 2010 we acquired Jordan, Jones & Goulding, Inc. and TYBRIN Corporation, and we completed our investment in AWE Management Limited.

Our financing activities resulted in net cash inflows of $95.6 million during fiscal 2010. This compares to net cash outflows of $39.0 million during fiscal 2009 and net cash inflows of $98.8 million during fiscal 2008. The $134.6 million net increase in cash flows from financing activities during fiscal 2010 as compared to fiscal 2009 was due primarily to an $87.9 million change in the Company’s borrowing activities along with a $54.5 million change in other deferred liabilities (relating primarily to the Company’s defined benefit pension plans).

We believe we have adequate liquidity and capital resources to fund our operations and service our debt for the next twelve months. We had $938.8 million in cash and cash equivalents at October 1, 2010, compared to $1.0 billion at October 2, 2009. Our consolidated working capital position at October 1, 2010 was $1.53 billion, compared to $1.52 billion at October 2, 2009, which management believes is adequate. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which approximately $32.9 million was utilized at October 1, 2010 in the form of letters of credit only. We also have a short-term credit facility in-place at October 1, 2010 providing $79.4 million of debt capacity, which was entirely utilized as of that date. We believe that the capacity, terms and conditions of our committed credit facilities, combined with other uncommitted facilities we have in place, are adequate for our working capital and general business requirements. Depending on the size of any business acquisition we complete in the future and the timing of when any such transaction may close, our current cash balances and existing credit facilities may not be sufficient to provide the amount of liquidity we may need. We believe, however, that we will be able to access the capital markets and fund future acquisitions if and when the need arises.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13—Multiple-Deliverable Revenue Arrangements, which amends certain guidance in Accounting Standards Codification (“ASC”) 605-25 (Revenue Recognition—Multiple Element Arrangements). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for annual reporting periods beginning on or after June 15, 2010 and should be applied on a prospective basis for revenue arrangements entered into or materially modified with early adoption permitted. The Company is currently evaluating the impact of ASU 2009-13, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167—Amendments to FASB Interpretation No. 46(R) (as codified in ASC 810-10. ASC 810-10 requires the Company to perform an analysis to determine whether its variable interests give the Company a controlling financial interest in a variable interest entity. Such analysis requires the Company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. ASC 810-10 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures. SFAS 167 is effective for the Company October 1, 2010. The Company is currently evaluating the impact of this statement, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R—Business Combinations (as codified in ASC 805). ASC 805 significantly changes the accounting and reporting for business combinations. Among other changes, ASC 805 requires acquisition related costs to be recognized separately from the acquisition; in a business combination achieved in stages, an acquiree to recognize the identifiable assets, liabilities and noncontrolling interest in the acquiree at the full amounts of their fair values as of the acquisition date; an acquirer to recognize assets or liabilities from contingencies as of the acquisition date. The requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. ASC 805 was effective for the Company October 3, 2009.

In December 2007, the FASB issued SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (as codified in ASC 810-10-65). ASC 810-10-65 significantly changes the accounting and reporting of noncontrolling (formerly known as minority) interests in consolidated financial statements. Among other changes, ASC 810-10-65 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements; establishes that net income attributable to both the parent and the noncontrolling interest will be reported in the consolidated statement of earnings; and eliminates the requirement of purchase accounting for a parent’s acquisition of a noncontrolling ownership interest. ASC 810-10-65 was effective for the Company October 3, 2009.

Depending on the size and nature of an acquisition, the adoption of ASC 810-10 and ASC 805 could have a material effect on the Company’s consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only committed source for long-term credit is a $290.0 million syndicated revolving credit facility. There were no direct borrowings outstanding under this facility at October 1, 2010. This agreement expires in

May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the Company can use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 1, 2010, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date based on the framework established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls overfinancial reporting as of the Evaluation Date were effective. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which appears later in this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended October 1, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Craig L. Martin	60	President, Chief Executive Officer and Director	1994
Thomas R. Hammond	59	Executive Vice President, Operations	1975
George A. Kunberger, Jr.	58	Executive Vice President, Operations	1979
Gregory J. Landry	62	Executive Vice President, Operations	1984
John W. Prosser, Jr.	65	Executive Vice President, Finance and Administration and Treasurer	1974
Micheal T. Autrey	62	Group Vice President	2004
Robert M. Clement	61	Group Vice President	1990
Jay Michael Coyle	50	Group Vice President	1994
Robert S. Duff	51	Group Vice President	1981
Robert Matha	61	Group Vice President	1997
H. Thomas McDuffie, Jr.	61	Group Vice President	1999
Kevin J. McMahon	54	Group Vice President	2007
Earl J. Mitchell, Jr.	57	Group Vice President	1989
Christopher E. Nagel	59	Group Vice President	1982
Robert G. Norfleet	47	Group Vice President	1999
Robert V. Pragada	42	Group Vice President	2006
Rogers F. Starr	67	President, Jacobs Technology, Inc.	1999
Philip J. Stassi	55	Group Vice President	1977
Allyn B. Taylor	62	Group Vice President	1993
William J. Birkhofer	62	Senior Vice President, Public Sector Sales	1999
Dante V. Caravaggio	53	Senior Vice President, Heavy Process Sales	1996
Cora L. Carmody	53	Senior Vice President, Information Technology	2008
Colin M. Edwards	53	Senior Vice President, Quality and Safety	1979
Andrew F. Kremer	53	Senior Vice President, Global Sales	1998
William C. Markley, III	64	Senior Vice President and General Counsel	1981
John McLachlan	64	Senior Vice President, Acquisitions and Strategy	1974
Patricia H. Summers	53	Senior Vice President, Global Human Resources	2004
Nazim G. Thawerbhoy	63	Senior Vice President and Controller	1979

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. McMahon and Pragada and Ms. Carmody, have served in executive and senior management capacities with the Company for more than five years.

Mr. McMahon joined the Company in April 2007 through the acquisition of Edwards and Kelcey, Inc. Mr. McMahon served in various senior management roles with Edwards and Kelcey since first joining them in 1991, most recently as chairman and chief executive officer from 1999 to 2007. Prior to joining Jacobs in 2008, Ms. Carmody served as the Chief Information Officer for SAIC Inc., a large provider of scientific, engineering, systems integration and technical services and solutions, from August 2003 to April 2008. Mr. Pragada joined Jacobs in March 2006 as Vice President Operations, North American Field Services, and was promoted to Group Vice President in February 2009. Prior to joining Jacobs, Mr. Pragada was the Chief Operating Officer of Kinetic Systems, an engineering, construction, and manufacturing company for the pharmaceutical and semiconductor industries from December 1998 to February 2006, and has held other senior positions globally.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of October 1, 2010:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders - (a)	7,410,580	$39.10	8,327,227
Equity compensation plans not approved by shareholders	—	—	—

Total	7,410,580	$39.10	8,327,227

(a):	The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”), and the Global Employee Stock Purchase Plan (the “GESPP”). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occurs monthly. Our shareholders have authorized a total of 27.8 million shares of common stock to be issued through the 1989 ESPP and the GESPP. From the inception of the 1989 ESPP and the GESPP through October 1, 2010, a total of 22.7 million shares have been issued, leaving 5.2 million shares of common stock available for future issuance at that date.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	The Company’s Consolidated Financial Statements at October 1, 2010 and October 2, 2009 and for each of the three years in the period ended October 1, 2010, October 2, 2009 and September 26, 2008 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

(2)	Financial statement schedules—no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)	See Exhibits and Index to Exhibits, below.

(b)	Exhibits and Index to Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 10.4 to the Registrant’s fiscal 2007 Annual Report on Form 10-K and incorporated herein by reference.

3.2	Jacobs Engineering Group Inc. Amended and Restated Bylaws, dated January 28, 2010. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 28, 2010 and incorporated herein by reference.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 7.04 of Article VII of Exhibit 3.2.

4.3	Amended and Restated Rights Agreement, amended and restated as of December 20, 2000 by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. Filed as Exhibit 1 to Registrant’s Form 8-A/A filed on December 22, 2000 and incorporated herein by reference.

10.1 #	The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers. Filed as Exhibit 10.1 to the Registrant’s fiscal 2006 Annual Report on Form 10-K and incorporated herein by reference.

10.2 #	The Executive Security Program of Jacobs Engineering Group Inc. Filed as exhibits 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.3 #	Amendment to the Executive Security Program of Jacobs Engineering Group Inc., dated December 23, 2008 Filed as exhibits 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.4 #	Amendment to the Executive Security Program of Jacobs Engineering Group Inc., dated May 31, 2009 Filed as exhibits 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.5 #	Jacobs Engineering Group Inc. 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.3 to the Registrant’s fiscal 2006 Annual Report on Form 10-K and incorporated herein by reference.

10.6 #	Jacobs Engineering Group Inc. 1993 Executive Deferral Plan, effective December 1, 1993. Filed as exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.7 #	Jacobs Engineering Group Inc. 1995 Executive Deferral Plan, effective January 1, 1995. Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.8 #	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.4 to the Registrant’s fiscal 2007 Annual Report on Form 10-K and incorporated herein by reference.

10.9 #	The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated-effective January 22, 2009. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2009 and incorporated herein by reference.

10.10 #	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.11	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors. Filed as Exhibit 10.8 to the Registrant’s fiscal 2008 Annual Report on Form 10-K and incorporated herein by reference.

10.12 #	Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated April 1, 2003. Filed as Exhibit 10.4 to the Registrant’s fiscal 2007 Annual Report on Form 10-K and incorporated herein by reference.

10.13 #	Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 27, 2009 and incorporated herein by reference.

10.14	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as Amended and Restated. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2007 and incorporated herein by reference.

10.15	Credit Agreement dated as of December 15, 2005 among Jacobs Engineering Group Inc. and certain of its subsidiaries (as “Borrowers”), and the Bank of Nova Scotia, Wachovia Bank N.A., BNP Paribas., Bank of America, N.A. (as “Administrative Agent”), and other lender parties, and Banc of America Securities LLC (as “Sole Lead Arranger”). Filed as Exhibit 10.12 to the Registrant’s fiscal 2006 Annual Report on Form 10-K and incorporated herein by reference.

10.16	Amendment Agreement Entered Into as of May 4, 2007 Among Jacobs Engineering Group Inc. and Certain Subsidiaries, the Bank of Nova Scotia as Canadian Facility Agent, Bank of America, N.A. as Administrative Agent, and Certain Other Lending Banks and Financial Institutions. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2007 and incorporated herein by reference

†10.17 #	Assignment Letter Agreement dated February 16, 2005 between the Registrant and Thomas R. Hammond, Executive Vice President.

10.18 #	Amendment dated March 24, 2005 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 10.15 to the Registrant’s fiscal 2008 Annual Report on Form 10-K and incorporated herein by reference.

10.19 #	Amendment dated April 23, 2008 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 10.16 to the Registrant’s fiscal 2008 Annual Report on Form 10-K and incorporated herein by reference.

10.20 #	Amendment dated October 1, 2009 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as exhibit 10.18 to the Registrant’s fiscal 2009 Annual Report on Form 10-K and incorporated by reference.

10.21 #	Relocation Agreement dated October 1, 2009 between the Registrant and George A. Kunberger, Executive Vice President. Filed as exhibit 10.19 to the Registrant’s fiscal 2009 Annual Report on Form 10-K and incorporated by reference.

10.22 #	Jacobs Engineering Group Inc. 2005 Executive Deferral Plan. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2010 and incorporated herein by reference.

10.23 #	Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2010. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2010 and incorporated herein by reference.

10.24 #	Consulting Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2010. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2010 and incorporated herein by reference.

10.25 #	Jacobs Engineering Group Inc. 2005 Executive Deferral Plan, effective January 1, 2005. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2010 and incorporated herein by reference.

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Being filed herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

Dated: November 23, 2010	By:	/S/ CRAIG L. MARTIN
Craig L. Martin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ CRAIG L. MARTIN Craig L. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	November 23, 2010

/S/ NOEL G. WATSON Noel G. Watson	Chairman of the Board	November 23, 2010

/S/ JOSEPH R. BRONSON Joseph R. Bronson	Director	November 23, 2010

/S/ JOHN F. COYNE John F. Coyne	Director	November 23, 2010

/S/ ROBERT C. DAVIDSON, JR. Robert C. Davidson, Jr.	Director	November 23, 2010

/S/ EDWARD V. FRITZKY Edward V. Fritzky	Director	November 23, 2010

/S/ JOHN P. JUMPER John P. Jumper	Director	November 23, 2010

/S/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director	November 23, 2010

/S/ BENJAMIN F. MONTOYA Benjamin F. Montoya	Director	November 23, 2010

/S/ THOMAS M.T. NILES Thomas M.T. Niles	Director	November 23, 2010

/S/ PETER J. ROBERTSON Peter J. Robertson	Director	November 23, 2010

/S/ JOHN W. PROSSER, JR. John W. Prosser, Jr.	Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	November 23, 2010

/S/ NAZIM G. THAWERBHOY Nazim G. Thawerbhoy	Senior Vice President and Controller (Principal Accounting Officer)	November 23, 2010

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

October 1, 2010

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

At October 1, 2010 and October 2, 2009

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$938,842	$1,033,619
Receivables	1,659,844	1,618,561
Deferred income taxes	117,698	117,066
Prepaid expenses and other current assets	50,658	49,203

Total current assets	2,767,042	2,818,449

Property, Equipment and Improvements, Net	215,032	240,350

Other Noncurrent Assets:
Goodwill	1,118,889	929,842
Miscellaneous	582,954	439,973

Total other noncurrent assets	1,701,843	1,369,815

	$4,683,917	$4,428,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$79,399	$17,495
Accounts payable	303,877	340,651
Accrued liabilities	661,278	679,109
Billings in excess of costs	194,899	252,149
Income taxes payable	—	6,497

Total current liabilities	1,239,453	1,295,901

Long-term Debt	509	737

Other Deferred Liabilities	579,027	500,501

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—125,909,073 shares and 124,229,933 shares, respectively	125,909	124,230
Additional paid-in capital	767,514	703,860
Retained earnings	2,251,366	2,009,338
Accumulated other comprehensive loss	(285,741)	(211,515)

Total Jacobs stockholders’ equity	2,859,048	2,625,913
Noncontrolling interests	5,880	5,562

Total Group stockholders’ equity	2,864,928	2,631,475

	$4,683,917	$4,428,614

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Fiscal Years Ended October 1, 2010, October 2, 2009, and September 26, 2008

(In thousands, except per share information)

	2010	2009	2008
Revenues	$9,915,517	$11,467,376	$11,252,159
Costs and Expenses:
Direct costs of contracts	(8,582,912)	(9,906,493)	(9,517,673)
Selling, general and administrative expenses	(932,522)	(940,310)	(1,091,427)

Operating Profit	400,083	620,573	643,059

Other (Expense) Income:
Interest income	4,791	13,145	15,447
Interest expense	(9,874)	(2,916)	(4,414)
Miscellaneous income (expense), net	(3,066)	(6,670)	3,876

Total other income (expense), net	(8,149)	3,559	14,909

Earnings Before Taxes	391,934	624,132	657,968
Income Tax Expense	(145,647)	(224,919)	(236,669)

Net Earnings of the Group	246,287	399,213	421,299
Net (Earnings) Loss Attributable to Noncontrolling Interests	(313)	641	(557)

Net Earnings Attributable to Jacobs	$245,974	$399,854	$420,742

Net Earnings Per Share:
Basic	$1.98	$3.26	$3.47
Diluted	$1.96	$3.21	$3.38

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended October 1, 2010, October 2, 2009, and September 26, 2008

(In thousands)

	2010	2009	2008
Net Earnings of the Group	$246,287	$399,213	$421,299

Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(9,338)	(4,106)	(23,206)
FASB Statement No. 158 adjustment to remove early pension measurement date	—	(3,451)	—
Minimum pension liability adjustments	(89,091)	(116,381)	(141,249)
Losses on cash flow hedges	(1,444)	(6,623)	(934)

Other Comprehensive Loss Before Income Taxes	(99,873)	(130,561)	(165,389)
Income Tax Benefit	25,647	48,316	45,499

Net Other Comprehensive Loss	(74,226)	(82,245)	(119,890)

Net Comprehensive Income of the Group	172,061	316,968	301,409
Net Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(313)	641	(557)

Total Comprehensive Income	$171,748	$317,609	$300,852

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended October 1, 2010, October 2, 2009, and September 26, 2008

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp- rehensive Income (Loss)	Total Jacobs Stock- holders’ Equity	Non- controlling Interests	Total Group Stock- holders’ Equity
Balances at September 28, 2007	$120,222	$460,468	$1,272,352	$(9,380)	$1,843,662	$51	$1,843,713
Net earnings	—	—	420,742	—	420,742	557	421,299
Foreign currency translation adjustments, net of deferred tax expense of $4,550	—	—	—	(18,656)	(18,656)	(234)	(18,890)
Pension liability, net of deferred tax benefit of $40,673	—	—	—	(100,575)	(100,575)	—	(100,575)
Other, miscellaneous elements of total comprehensive income (loss), net of deferred tax benefit of $275	—	—	—	(659)	(659)	—	(659)
Noncontrolling interest acquired	—	—	—	—	—	5,804	5,804
Issuances of equity securities, net	2,850	172,318	—	—	175,168	—	175,168
Adjustment to initially apply FASB Interpretation No. 48	—	—	(5,340)	—	(5,340)	—	(5,340)
Repurchases of equity securities	(371)	(1,743)	(67,081)	—	(69,195)	—	(69,195)

Balances at September 26, 2008	122,701	631,043	1,620,673	(129,270)	2,245,147	6,178	2,251,325
Net earnings	—	—	399,854	—	399,854	(641)	399,213
Foreign currency translation adjustments, net of deferred tax expense of $8,850	—	—	—	4,744	4,744	25	4,769
FASB Statement No. 158 adjustment to remove early pension measurement date, net of deferred tax benefit of $2,469	—	—	(5,735)	(982)	(6,717)	—	(6,717)
Pension liability, net of deferred tax benefit of $34,536	—	—	—	(81,845)	(81,845)	—	(81,845)
Other, miscellaneous elements of total comprehensive income (loss), net of deferred tax benefit of $2,461	—	—	—	(4,162)	(4,162)	—	(4,162)
Issuances of equity securities, net	1,673	75,493	—	—	77,166	—	77,166
Repurchases of equity securities	(144)	(2,676)	(5,454)	—	(8,274)	—	(8,274)

Balances at October 2, 2009	124,230	703,860	2,009,338	(211,515)	2,625,913	5,562	2,631,475
Net earnings	—	—	245,974	—	245,974	313	246,287
Foreign currency translation adjustments	—	—	—	(9,338)	(9,338)	5	(9,333)
Pension liability, net of deferred tax benefit of $25,095	—	—	—	(63,996)	(63,996)	—	(63,996)
Other, miscellaneous elements of total comprehensive income (loss), net of deferred tax benefit of $552	—	—	—	(892)	(892)	—	(892)
Issuances of equity securities, net	1,802	66,635	—	—	68,437	—	68,437
Repurchases of equity securities	(123)	(2,981)	(3,946)	—	(7,050)	—	(7,050)

Balances at October 1, 2010	$125,909	$767,514	$2,251,366	$(285,741)	$2,859,048	$5,880	$2,864,928

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended October 1, 2010, October 2, 2009, and September 26, 2008

(In thousands)

	2010	2009	2008
Cash Flows from Operating Activities:
Net earnings	$245,974	$399,854	$420,742
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	64,447	68,670	63,725
Intangible assets	24,048	17,672	9,401
Gains on sales of investment	—	(1,249)	(10,609)
Stock based compensation	24,361	24,085	21,289
Excess tax benefits from stock based compensation	(2,884)	(3,514)	(46,257)
Losses on sales of assets, net	353	152	85
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	(3,052)	300,929	(276,671)
Prepaid expenses and other current assets	(56)	(4,972)	1,875
Accounts payable	(46,920)	(117,537)	45,782
Accrued liabilities	(43,328)	(135,121)	55,471
Billings in excess of costs	(42,819)	14,475	(28,932)
Income taxes payable	(24,733)	(30,414)	56,108
Deferred income taxes	551	342	386
Other, net	1,028	95	1,016

Net cash provided by operating activities	196,970	533,467	313,411

Cash Flows from Investing Activities:
Additions to property and equipment	(49,075)	(55,528)	(114,786)
Disposals of property and equipment	14,379	2,270	383
Net change in miscellaneous, non-current assets	28,329	15,713	(38,871)
Changes in investments, net	(108,492)	(34,040)	7,431
Acquisitions of businesses, net of cash acquired	(259,492)	(23,329)	(264,067)

Net cash used for investing activities	(374,351)	(94,914)	(409,910)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	2,030	45,570
Repayments of long-term borrowings	(217)	(47,993)	(27,335)
Net change in short-term borrowings	58,090	15,933	(6,821)
Proceeds from issuances of common stock	36,209	43,361	46,362
Excess tax benefits from stock based compensation	2,884	3,514	46,257
Other, net	(1,336)	(55,848)	(5,244)

Net cash provided by (used for) financing activities	95,630	(39,003)	98,789

Effect of Exchange Rate Changes	(13,026)	29,649	(11,222)

Increase (Decrease) in Cash and Cash Equivalents	(94,777)	429,199	(8,932)
Cash and Cash Equivalents at Beginning of Period	1,033,619	604,420	613,352

Cash and Cash Equivalents at End of Period	$938,842	$1,033,619	$604,420

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

	2010	2009	2008
Cost-reimbursable	86%	85%	86%
Fixed-price	13	14	12
Guaranteed maximum price	1	1	2

Basis of Presentation, Definition of Fiscal Year, and Other Matters

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the parent company, Jacobs Engineering Group Inc., and its subsidiaries. As used herein, references to the “Company”, “we”, “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries, and references to “Jacobs” refer to the parent company only. References herein to “Group” are to the combined economic interests and activities of Jacobs and the persons and entities holding noncontrolling interests in our consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on the Friday closest to September 30 (determined on the basis of the number of workdays) and, accordingly, an additional week of activity is added every five to six years.

In December 2007, the FASB issued SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements (as codified in Accounting Standards Codification (“ASC”) 810-10-45). ASC 810-10-45 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. ASC 810-10-45 was effective for the Company October 3, 2009.

The guidance in ASC 810-10-45 requires the Company to present noncontrolling (formerly known as minority) interests in the Consolidated Balance Sheets as a component of our total stockholders’ equity. ASC 810-10-45 also requires the company to present in the Consolidated Statements of Earnings net earnings inclusive of noncontrolling interests, net earnings attributable to the noncontrolling interests, and net earnings attributable to the Company. The Company has changed its method of accounting for the years presented in the Consolidated Financial Statements to conform to this new presentation.

The Company has evaluated events occurring subsequent to the end of its fiscal 2010 through the date of its filing of the Annual Report on Form 10-K that includes these consolidated financial statements with the U.S. Securities and Exchange Commission. No material subsequent events have occurred since October 1, 2010 that required recognition or disclosure in these financial statements.

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

The following table sets forth pass-through costs included in revenues during fiscal 2010, 2009, and 2008 (in millions):

	2010	2009	2008
Pass-through costs included in revenues	$2,723.3	$4,017.0	$3,517.4

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

Very few of our joint ventures have employees. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

therefore, consist almost entirely of cash and receivables (representing amounts due from the clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. Rarely do they, in and of themselves, present any risk of loss to us or to our partners separate from those that we would carry if we were performing the contract on our own. Under U.S. GAAP, our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our consolidated financial statements.

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

The following table presents certain financial information as of October 1, 2010 about those VIEs (i) for which we are the primary beneficiary, and (ii) for which we are not the primary beneficiary (in thousands):

Selected financial information about those VIEs for which we are the primary beneficiary:
Total assets	$50,868
Total liabilities	$38,010
Selected financial information about those VIEs for which we are not the primary beneficiary:
Total assets	$182,840
Total liabilities	$147,942

Fair Value Measurements

Certain amounts included in the accompanying consolidated financial statements are presented at “fair value”. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider those assumptions we believe a typical market participant would consider when pricing an asset or liability. In measuring fair value, we use the following inputs in the order of priority indicated:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices in active markets included in Level 1, such as (i) quoted prices for similar assets or liabilities; (ii) quoted prices in markets that have insufficient volume or infrequent transactions (i.e., less active markets; and (iii) model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data for substantially the full term of the asset or liability.

Level 3	Unobservable inputs to the valuation methodology that are significant to the fair value measurement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the Company’s reporting units (needed for purposes of determining whether there is an indication of possible impairment of the carrying value of goodwill) is determined using a market approach that multiplies the after-tax earnings of each reporting unit for the trailing twelve months by the Company’s overall average market earnings multiple.

With respect to share-based payments, we use the Black-Scholes option-pricing model to compute the fair value of stock options granted to employees and directors. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Like all option-pricing models, the Black-Scholes model requires the use of highly subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause drastically different fair values to be assigned to our stock option awards. Additionally, the amount of expense recorded in the accompanying consolidated financial statements may not be representative of the effects on our future consolidated financial statements because option awards tend to vest over several years and additional awards of stock options may be made in the future.

The methods used for determining the fair value of the assets owned by the Company’s various pension plans are described in Note 7—Pension Plans, below.

The methodologies described above and elsewhere in these Notes to Consolidated Financial Statements may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at October 1, 2010 and October 2, 2009 consisted primarily of money market mutual funds and overnight bank deposits.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables and Billings in Excess of Costs

The following table presents the components of “Receivables” appearing in the accompanying Consolidated Balance Sheets at October 1, 2010 and October 2, 2009 as well as certain other related information (in thousands):

	2010	2009
Components of receivables:
Amounts billed	$829,518	$846,716
Unbilled receivables and other	793,918	750,035
Retentions receivable	47,165	31,409
Allowance for doubtful accounts	(10,757)	(9,599)

Total receivables, net	$1,659,844	$1,618,561

Other information about receivables:
Amounts due from the United States federal government included above, net of advanced billings	$309,176	$366,158

Claims receivable relating to:
The SIVOM project (described below)	$—	$37,887
Other projects	14,201	19,813

Total	$14,201	$57,700

Unbilled receivables represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next fiscal year.

Claims receivable represent certain costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. With the exception of the claim receivable relating to the SIVOM project, claims receivable are included in “Receivables” in the accompanying Consolidated Balance Sheets. Due to the uncertainty as to when the SIVOM project claim was expected to settle, it had been classified as long-term and was included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheet at October 2, 2009. During the third quarter of fiscal 2010, the Company received an unfavorable court judgment (the “SIVOM Judgment”) relating to the SIVOM project and, as a result, wrote-off most of the SIVOM project claim receivable. This matter is discussed more fully in Note 11—Contractual Guarantees, Litigation, Investigations, and Insurance.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill and the cost of intangible assets with indefinite lives are not amortized, but are instead tested for possible impairment annually (or more frequently if events occur or circumstances change that would more likely than not reduce the fair values of our reporting units below their respective carrying values). The first step in the impairment test process is to compare the fair value of each of the Company’s reporting units to their respective carrying amount, including goodwill. In the event that the carrying value of a reporting unit exceeds its fair value, a second test is performed to measure the amount of the impairment loss, if any. In performing the annual impairment test, the Company evaluates goodwill at the reporting unit level. We have determined that our operating segment is comprised of two reporting units based on geography. Based on the results of these tests, there were no indications of impairment of either reporting unit for each of the fiscal years ended October 1, 2010, October 2, 2009, and September 26, 2008.

Intangible assets and the associated amortization are predominantly related to acquired customer relationships. The change in goodwill during the period is predominately related to businesses acquired during fiscal 2010.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about Share-Based Payments Made to Employees—The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions with respect to our annual award:

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	43.12%	45.42%	35.10%
Risk-free interest rate	2.54%	2.94%	3.08%
Expected term of options (in years)	6.14	6.25	4.75

Information about Share-Based Payments Made to Directors—The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions with respect to our annual award:

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	40.78%	47.62%	37.88%
Risk-free interest rate	2.85%	2.44%	4.24%
Expected term of options (in years)	6.29	6.29	7.13

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities; the revenues and expenses reported for the periods covered by the financial statements; and certain amounts disclosed in the Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP during each of the last three fiscal years:

	2010	2009	2008
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$30,042,431	$37,246,390	$33,092,354
Under the GESPP	2,850,202	3,033,146	3,945,705

Total	$32,892,633	$40,279,536	$37,038,059

Aggregate Number of Shares Sold:
Under the 1989 ESPP	802,508	966,241	447,572
Under the GESPP	74,848	76,420	53,602

Total	877,356	1,042,661	501,174

At October 1, 2010, there were 4,682,333 shares reserved for issuance under the 1989 ESPP, and there were 482,777 shares reserved for issuance under the GESPP.

Stock Incentive Plans

We sponsor two, continuing, shareholder-approved stock incentive plans: the 1999 Stock Incentive Plan (the “1999 SIP”) and the 1999 Outside Director Stock Plan (the “1999 ODSP”). The 1999 SIP provides for the issuance of incentive stock options, nonqualified stock options and restricted stock to employees. The 1999 ODSP provides for awards of shares of common stock, restricted stock, and restricted stock units, and grants of nonqualified stock options to our outside (i.e., nonemployee) directors. The 1999 SIP and the 1999 ODSP (together, the “1999 Plans”) replaced our 1981 Executive Incentive Plan (the “1981 Plan”). The following table sets forth certain information about the 1999 Plans:

	1999 SIP	1999 ODSP	Total
Number of shares authorized	18,700,000	800,000	19,500,000
Number of remaining shares reserved for issuance at October 1, 2010	10,092,197	480,500	10,572,697
Number of shares relating to outstanding stock options at October 1, 2010	7,175,705	234,875	7,410,580
Number of shares available for future awards:
At October 1, 2010	2,916,492	245,625	3,162,117
At October 2, 2009	4,208,330	278,000	4,486,330

The number of shares of common stock that may be awarded under the 1999 SIP in the form of restricted stock is limited to 4,870,000 shares, and shares of restricted stock that are subsequently forfeited become available again for issuance as restricted stock. At October 1, 2010, there were a total of 2,916,492 shares of common stock that remained available for issuance in the form of restricted stock under the 1999 SIP.

The following table presents the Company’s total pre-tax compensation cost relating to share-based payments included in the accompanying Consolidated Statements of Earnings (in thousands):

	2010	2009	2008
Share-based compensation expense (pre-tax)	$24,361	$24,085	$21,289

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity under the 1999 Plans and the 1981 Plan for each of the last three fiscal years:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at September 28, 2007	8,463,131	$25.96
Granted	746,950	$90.87
Exercised	(2,214,872)	$17.84
Cancelled or expired	(62,650)	$38.27

Outstanding at September 26, 2008	6,932,559	$35.45
Granted	688,650	$41.07
Exercised	(527,616)	$15.07
Cancelled or expired	(62,576)	$57.38

Outstanding at October 2, 2009	7,031,017	$37.43
Granted	975,000	$43.79
Exercised	(447,200)	$15.90
Cancelled or expired	(148,237)	$60.39

Outstanding at October 1, 2010	7,410,580	$39.10

Stock options outstanding at October 1, 2010 consisted entirely of nonqualified stock options. The following table presents the total intrinsic value of stock options exercised (in thousands):

	2010	2009	2008
Intrinsic value of stock options exercised	$11,764	$15,033	$151,632

The total intrinsic value of stock options exercisable at October 1, 2010 was $54.7 million. The following table presents certain other information regarding our stock incentive plans:

	2010	2009	2008
At fiscal year end:
Range of exercise prices for options outstanding	$10.79 – $94.11	$7.03 – $94.11	$7.03 – $94.11
Number of options exercisable	5,441,883	5,075,975	4,656,767
For the fiscal year:
Range of prices relating to options exercised	$7.03 – $37.35	$7.73 – $37.68	$5.37 – $56.95
Estimated weighted average fair values of options granted	$19.33	$19.71	$32.20

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information regarding stock options outstanding, and stock options exercisable at October 1, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$10.79 – $18.49	648,928	1.19	$15.69	648,928	$15.69
$19.21 – $26.95	2,413,452	1.64	$22.95	2,413,452	$22.95
$35.93 – $37.35	509,300	3.15	$37.31	479,800	$37.35
$37.68 – $46.86	2,376,700	6.37	$42.56	1,164,654	$43.22
$47.35 – $55.04	268,600	9.52	$48.06	1,050	$55.04
$56.95 – $57.81	518,300	3.75	$56.97	391,624	$56.97
$76.15 – $83.61	80,625	5.27	$81.33	40,625	$81.33
$88.19 – $94.11	594,675	4.62	$92.57	301,750	$92.57

	7,410,580	3.93	$39.10	5,441,883	$34.44

Our stock incentive plans allow participants to satisfy the exercise price of stock options by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

At October 1, 2010, the amount of compensation cost relating to nonvested awards not yet recognized in the financial statements is approximately $36.1 million. The majority of the unrecognized compensation costs will be recognized by the third quarter of fiscal 2013. The weighted average remaining contractual term of options currently exercisable is 2.45 years.

The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 Plans:

	2010	2009	2008
Restricted stock issued	525,600	147,300	187,563
Restricted stock units issued	9,000	9,000	18,000

The restrictions generally relate to the recipient’s ability to sell or otherwise transfer the stock or stock units. There are also restrictions that subject the stock and stock units to forfeiture back to the Company until earned by the recipient through continued employment or service. At October 1, 2010 there were 1,117,700 shares of restricted stock and restricted stock units outstanding under the 1999 Plans.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Earnings Per Share

The following table (i) reconciles the denominator used to compute Basic EPS to the denominator used to compute Diluted EPS for each of the last three fiscal years, and (ii) discloses the number of antidilutive stock options outstanding at the end of each of the fiscal years indicated (in thousands):

	2010	2009	2008
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	124,134	122,772	121,083
Effect of stock options and restricted stock	1,656	1,762	3,274

Denominator used to compute diluted EPS	125,790	124,534	124,357

Antidilutive stock options	3,814	2,288	694

5.	Property, Equipment and Improvements, Net

The following table presents the components of our property, equipment and improvements at October 1, 2010 and October 2, 2009 (in thousands):

	2010	2009
Land	$12,223	$11,901
Buildings	90,565	85,067
Equipment	433,395	430,220
Leasehold improvements	142,358	125,050
Construction in progress	3,570	5,845

	682,111	658,083
Accumulated depreciation and amortization	(467,079)	(417,733)

	$215,032	$240,350

6.	Borrowings

Short-Term Credit Arrangements

The following table presents the total amount outstanding at October 1, 2010 and October 2, 2009 in the form of direct borrowings under the Company’s committed and uncommitted short-term credit facilities together with the applicable, weighted-average effective interest rate thereon (dollars in thousands):

	2010	2009
Outstanding under short-term facilities	$79,399	$17,495
Interest rate	1.42%	1.01%

Long-term Debt and Credit Arrangements

The Company has a $290.0 million, long-term, revolving credit facility that expires in May 2012 and provides for unsecured borrowings from banks (a syndicate consisting of U.S., Canadian, and European banks) at either fixed rates offered by the banks at the time of borrowing on loans not greater than twelve months, or at variable rates based on the agent bank’s base rate, LIBOR or the latest federal funds rate. The agreement contains

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain negative covenants relating to the Company’s “consolidated net worth”, and a “leverage ratio” based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization (all as defined in the agreement). The agreement requires us to pay a facility fee based on the total amount of the commitments.

The following table presents certain information relating to the Company’s $290.0 million, long-term revolving credit facility at October 1, 2010, October 2, 2009, and September 26, 2008 (dollars in thousands):

	2010	2009	2008
Amounts outstanding at year-end	$—	$737	$55,675
Weighted average interest rate on outstanding borrowings	—	3.06%	5.99%

The amount shown as “Long-term Debt” in the Accompanying Consolidated Balance Sheet at October 1, 2010 relates to a real estate mortgage acquired in connection with a recent business acquisition.

The following table presents the amount of interest paid by the Company during fiscal 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Amount of interest paid	$11,702	$1,690	$3,521

Included in interest payments for fiscal 2010 is approximately $9.9 million of interest paid in connection with the SIVOM Judgment (see Note 11—Contractual Guarantees, Litigation, Investigations, and Insurance, below).

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

The following table sets forth the change in the plans’ combined net benefit obligation for each balance sheet presented (in thousands):

	2010	2009
Net benefit obligation at the beginning of the year	$991,460	$898,252
Service cost	22,722	19,212
Interest cost	54,129	49,781
Participants’ contributions	12,467	13,186
Actuarial loss	147,002	87,820
Benefits paid	(33,396)	(26,593)
Curtailments/Settlements	(6,051)	—
Transfers	(35)	1,356
Special termination benefits	—	203
Removal of early measurement date	—	13,034
Effect of exchange rate changes	(20,929)	(64,791)

Net benefit obligation at the end of the year	$1,167,369	$991,460

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in the combined fair value of the plans’ assets for each balance sheet presented (in thousands):

	2010	2009
Fair value of plan assets at the beginning of the year	$679,502	$664,699
Actual return on plan assets	89,000	(6,231)
Employer contributions	42,595	48,518
Participants’ contributions	12,467	13,186
Gross benefits paid	(33,396)	(26,593)
Transfers	(35)	1,356
Curtailments/Settlements	(6,051)	—
Removal of early measurement date	—	36,151
Effect of exchange rate changes	(14,466)	(51,584)

Fair value of plan assets at the end of the year	$769,616	$679,502

The following table reconciles the combined funded statuses of the plans and recognized in the accompanying Consolidated Balance Sheets at October 1, 2010 and October 2, 2009 (in thousands):

	2010	2009
Net benefit obligation at the end of the year	$1,167,369	$991,460
Fair value of plan assets at the end of the year	769,616	679,502

Under funded amount recognized at the end of the year	$397,753	$311,958

The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at October 1, 2010 and October 2, 2009 (in thousands):

	2010	2009
Accrued benefit cost included in current liabilities	$1,473	$1,896
Accrued benefit cost included in noncurrent liabilities	396,280	310,062

Net amount recognized at the end of the year	$397,753	$311,958

In accordance with U.S. GAAP, we reflect the total funded status of all of our pension plans in our consolidated financial statements. Prior to fiscal 2009, U.S. GAAP allowed entities to determine the funded status of their pension plans as of a date prior to the end of their fiscal year. The FASB eliminated this early measurement date convention in fiscal 2009, and U.S. GAAP now requires pension plans to be valued as of an entity’s fiscal year-end. The following adjustments were recognized, net of taxes, in the Company’s Consolidated Balance sheet at October 2, 2009 from removal of the early measurement date (in thousands):

Retained earnings	$(5,735)
Accumulated other comprehensive loss	$(982)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the significant actuarial assumptions used in determining the funded statuses of the plans for each fiscal year presented:

	2010	2009	2008
Weighted average discount rates	2.1% to 5.1%	2.5% to 5.6%	5.25% to 6.25%
Rates of compensation increases	3.25% to 3.5%	3.5%	3.5%
Expected rates of return on plan assets	2.2% to 8.0%	2.3% to 8.0%	5.0% to 9.0%

The following table presents certain amounts relating to our pension plans recognized in accumulated other comprehensive loss at October 1, 2010 and October 2, 2009 (in thousands):

	2010	2009	2008
Arising during the period:
Net actuarial loss	$73,106	$87,613	$99,911
Prior service cost	(117)	(32)	1,865

Total	72,989	87,581	101,776
Reclassification adjustments:
Net actuarial loss	(8,800)	(4,511)	(1,113)
Prior service cost	(193)	(243)	(88)

Total	(8,993)	(4,754)	(1,201)

Total	$63,996	$82,827	$100,575

The following table presents certain amounts relating to our pension plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost at October 1, 2010 and October 2, 2009 (in thousands):

	2010	2009
Net actuarial loss	$265,555	$201,249
Prior service cost	1,569	1,879

Total	$267,124	$203,128

The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic pension cost in fiscal 2011 (in thousands):

Unrecognized net actuarial loss	$15,907
Unrecognized prior service cost	295

Accumulated comprehensive income to be recorded against earnings	$16,202

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at October 1, 2010 and October 2, 2009 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	2010	2009
Equity securities	43%	45%
Debt securities	35%	37%
Real estate investments	5%	5%
Other	17%	13%

The following table presents the fair value of the Company’s pension plan assets at October 1, 2010 segregated by level of fair value measurement inputs within the fair value hierarchy promulgated by U.S. GAAP (refer to Note 2—Significant Accounting Policies, above) (in thousands):

	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$199,580	$—	$199,580
Overseas equities	128,671	—	128,671
U.S. Domestic bonds	244,186	—	244,186
Overseas bonds	21,828	—	21,828
Cash and equivalents	16,189	—	16,189
“With Profits” funds	—	1,482	1,482
Real estate	—	41,515	41,515
Insurance contracts	—	27,465	27,465
Hedge funds	—	88,700	88,700

Total	$610,454	$159,162	$769,616

The following table summarizes the changes in the fair value of the Plans’ Level 3 assets for the year ended October 1, 2010 (in thousands):

	“With Profits” Funds	Real Estate	Insurance Contracts	Hedge Funds	Totals
Balance, beginning of year	$1,557	$34,434	$25,706	$57,828	$119,525
Purchases, sales, and settlements	—	3,247	—	20,546	23,793
Realized and unrealized gains (losses)	(55)	4,438	2,888	10,685	17,956
Transfers	—	(5)	—	—	(5)
Effect of exchange rate changes	(20)	(599)	(1,129)	(359)	(2,107)

Balance, end of year	$1,482	$41,515	$27,465	$88,700	$159,162

Equity securities are valued by using market observable data such as quoted prices. Publicly traded corporate equity securities are valued at the last reported sale price on the last business day of the year of the plans. Securities not traded on the last business day are valued at the last reported bid price. Debt securities are valued at the last reported sale price on the last business day of the year of the plans. Securities not traded on the last business day are valued at the last reported bid price. Real estate consists primarily of common or collective trusts, with underlying investments in real estate, commodities and foreign exchange forward contracts. They are valued using the best information available, including quoted market prices or market prices for similar assets

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when available or internal cash flow estimates discounted at an appropriate interest rate or independent appraisals, as appropriate. Insurance contracts and investments in “with profits” funds are valued using actuarial assumptions and values reported by the fund managers.

The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2011 (in thousands):

Anticipated cash contributions	$37,978

The following table presents the total benefit payments expected to be paid to pension plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

2011	$38,324
2012	41,808
2013	46,591
2014	48,604
2015	51,913
For the period 2016 through 2020	$318,602

The following table presents the components of net periodic pension cost recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2010	2009	2008
Service cost	$22,722	$19,212	$24,763
Interest cost	54,129	49,781	50,421
Expected return on plan assets	(47,554)	(44,837)	(52,884)
Actuarial loss	12,334	5,116	1,687
Prior service cost	293	293	133

Net pension cost, before special items	41,924	29,565	24,120
Special termination benefits	—	203	—
Curtailments and settlements	1,206	—	754

Total net periodic pension cost recognized	$43,130	$29,768	$24,874

Multiemployer Plans

In the United States and Canada, we contribute to various trusteed pension plans covering hourly construction employees under industry-wide agreements. We also contribute to various trusteed plans in certain countries in Europe covering both hourly and certain salaried employees. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct costs of contracts on a current basis. Information from the plans’ administrators is not available to permit us to determine our share of unfunded benefits, if any. The following table presents the Company’s contributions to these multiemployer plans during fiscal 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Contributions to multiemployer pension plans	$65,382	$51,958	$60,092

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Savings and Deferred Compensation Plans

Savings Plans

We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under section 401(k) of the United States Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. The following table presents the Company’s contributions to these savings plans during fiscal 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Savings plans contributions	$57,346	$54,957	$46,718

Deferred Compensation Plans

Our Executive Security Plan and Executive Deferral Plans are nonqualified deferred compensation programs that provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. Benefit payments under both plans are funded by a combination of contributions from participants and the Company, and most of the participants are covered by life insurance policies with the Company designated as the beneficiary. The following table presents the amount charged to expense for the Company’s deferred compensation plans (in thousands):

	2010	2009	2008
Deferred compensation plans expense	$3,631	$8,327	$1,661

9.	Income Taxes

The following table presents the components of our consolidated income tax expense for each of the last three fiscal years (in thousands):

	2010	2009	2008
Current income tax expense:
Federal	$123,154	$146,865	$145,483
State	23,477	30,137	17,255
Foreign	22,909	42,597	71,625

Total current tax expense	169,540	219,599	234,363

Deferred income tax expense (benefit):
Federal	(19,518)	(733)	(8,005)
State	(675)	397	1,695
Foreign	(3,700)	5,656	8,616

Total deferred tax expense (benefit)	(23,893)	5,320	2,306

Consolidated income tax expense	$145,647	$224,919	$236,669

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at October 1, 2010 and October 2, 2009 (in thousands):

	2010	2009
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$108,826	$83,734
Other employee benefit plans	137,810	129,279
Self-insurance programs	19,481	26,213
Contract revenues and costs	13,602	15,102
Foreign tax credits carryforward	14,305	—
Office closings / consolidations	—	1,076
Other	10,719	17,631

Gross deferred tax assets	304,743	273,035

Deferred tax liabilities:
Depreciation and amortization	(81,693)	(91,501)
Residual U.S. tax on unremitted, non-U.S. earnings	—	(222)
Other, net	(792)	(1,954)

Gross deferred tax liabilities	(82,485)	(93,677)

Net deferred tax assets	$222,258	$179,358

The following table presents the income tax benefits realized from the exercise of nonqualified stock options, and disqualifying dispositions of stock sold under our employee stock purchase plans during each of the last three fiscal years (in millions):

	2010	2009	2008
Income tax benefits realized under stock plans	$4.0	$4.7	$51.1

The reconciliation of total income tax expense using the statutory U.S. federal income tax rate to the consolidated income tax expense shown in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years follows (dollars in thousands):

	2010	2009	2008
Statutory amount (computed using 35%)	$137,177	$218,446	$230,289
State taxes, net of the federal benefit	14,821	19,848	12,317
Utilization of foreign tax credit carryover	—	(5,856)	(6,703)
Tax differential on foreign earnings	(7,178)	(9,838)	(5,565)
Other, net	827	2,319	6,331

Consolidated income tax expense	$145,647	$224,919	$236,669

Rates used to compute statutory amount	35.0%	35.0%	35.0%

Consolidated effective income tax rate	37.2%	36.0%	36.0%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents income tax payments made during each of the last three fiscal years (in millions):

	2010	2009	2008
Income tax payments	$170.8	$255.5	$177.7

The following table presents the components of our consolidated earnings before taxes for each of the last three fiscal years (in thousands):

	2010	2009	2008
United States earnings	$295,144	$449,065	$394,191
Foreign earnings	96,790	175,067	263,777

	$391,934	$624,132	$657,968

United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings are expected to be permanently reinvested. At October 1, 2010, approximately $26.1 million of such undistributed earnings of certain foreign subsidiaries was expected to be permanently reinvested. Should these earnings be repatriated, approximately $7.5 million of income taxes would be payable.

10.	Commitments and Contingencies, and Derivative Financial Instruments

Commitments Under Operating Leases

We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $751.6 million at October 1, 2010 payable as follows (in thousands):

In fiscal years,
2011	$172,573
2012	114,359
2013	87,219
2014	65,111
2015	100,931
Thereafter	229,760

769,953
Amounts representing sublease income	(18,363)

$751,590

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents rent expense and sublease income offsetting the Company’s rent expense during each of the last three fiscal years (in thousands):

	2010	2009	2008
Rent expense	$155,517	$159,682	$159,193
Sublease income	(11,160)	(10,012)	(10,590)

Net rent	$144,357	$149,670	$148,603

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

Both lease agreements give us the right to request an extension of the lease term. We may also assist the owner in selling the properties at the end of their respective terms, the proceeds from which would be used to reduce our residual value guarantees. In connection with Lease 2, we entered into a floating-to-fixed interest rate swap agreement with a U.S. bank which fixes the amount of the Company’s lease payments. At October 1, 2010 the notional amount of this hedge was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We’ve determined this interest rate swap to be “highly effective” according to U.S. GAAP. The minimum lease payments required by both lease agreements are included in the above lease pay-out schedule. We have determined that the estimated fair value of the aforementioned financial guarantees was not significant at October 1, 2010.

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

Letters of Credit

Letters of credit outstanding at October 1, 2010 totaled $139.6 million.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 25, 2010, we received an unfavorable judgment from an Administrative Tribunal in Strasbourg, France relating to a waste incineration plant project in France. The dispute involved a project to design and build a waste incineration plant in Sausheim, France by a consortium led by Serete (an entity Jacobs acquired in 1997) for the SIVOM de Mulhousienne (“SIVOM”). The contract was entered into in 1996, prior to the acquisition of Serete. Jacobs filed suit in 2002 seeking approximately $49.0 million in damages to recover its contract balance and additional project costs that it had incurred. The SIVOM counterclaimed for project completion costs, increased operating costs, and costs relating to emissions problems.

As a result of the judgment, the Company recorded a pre-tax charge to earnings of approximately $93.3 million. Included in this amount is a $25.9 million write-off of revenue. The balance of the charge reflects the cash payments the Company made to the SIVOM, net of cash payments the Company received. Net of the effects of the charge on the Company’s long-term incentive bonus plan and income taxes, the effect on net earnings attributable to Jacobs was approximately $60.3 million, or $0.48 per diluted share.

Jacobs believes that the judgment of the Tribunal is not supported by the facts or by applicable law and has filed an appeal to the Administrative Court of Appeal of Nancy, France. The SIVOM has also appealed that portion of the judgment unfavorable to it.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consultant and the contractor have filed suit against the Company claiming that the Company was liable for negligent design services by Sverdrup & Parcel, and against MnDOT claiming that MnDOT had an obligation to inspect, maintain and repair the bridge and that it failed to do so. MnDOT has filed a suit against the Company claiming that it is entitled to be indemnified for any and all amounts that it pays out under its Victims Compensation Fund. We understand that the contractor has settled all of the plaintiffs’ claims against it. The contractor’s suit against the Company is in the process of being dismissed without any compensation being paid by the Company. The Company’s motions to dismiss the remaining claims against it by the consultant and MnDOT based on the State Statute of Repose were denied. The Company filed an appeal and the appellate court reversed the trial court and granted the Company’s motion to dismiss the consultant’s claim. The consultant has petitioned the Minnesota Supreme Court to grant review. The appellate court upheld the trial court’s decision denying the Company’s motion to dismiss MnDOT’s claim. The Company has petitioned the Minnesota Supreme Court to grant review. The Minnesota Supreme Court has granted the petition for review in both matters. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

12.	Common and Preferred Stock

Jacobs is authorized to issue two classes of capital stock designated “common stock” and “preferred stock” (each has a par value of $1.00 per share). The preferred stock may be issued in one or more series. The number of shares to be included in a series as well as each series’ designation, relative powers, dividend and other preferences, rights and qualifications, redemption provisions, and restrictions are to be fixed by the Board of Directors at the time each series is issued. Except as may be provided by the Board of Directors in a preferred stock designation, or otherwise provided for by statute, the holders of shares of common stock have the exclusive right to vote for the election of Directors and all other matters requiring stockholder action. The holders of shares of common stock are entitled to dividends if and when declared by the Board of Directors from whatever assets are legally available for that purpose.

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

Supplemental Balance Sheet Information

The following table presents the components of “Miscellaneous noncurrent assets” as shown in the accompanying Consolidated Balance Sheets at October 1, 2010 and October 2, 2009 (in thousands):

	2010	2009
Deferred income taxes	$187,045	$155,968
Cash surrender value of life insurance policies	68,107	59,236
Intangible assets (a)	100,045	57,459
Project related long-term receivables	—	37,887
Investments	209,898	108,895
Notes receivable	4,794	2,130
Other	13,065	18,398

Total	$582,954	$439,973

(a)	Consists primarily of intangible assets acquired in connection with various business combinations.

The following table presents the components of “Accrued liabilities” as shown in the accompanying Consolidated Balance Sheets at October 1, 2010 and October 2, 2009 (in thousands):

	2010	2009
Accrued payroll and related liabilities	$419,513	$409,476
Project-related accruals	71,465	68,255
Insurance liabilities	63,751	73,293
Sales and other similar taxes	34,385	39,152
Other	72,164	88,933

Total	$661,278	$679,109

The following table presents the components of “Other deferred liabilities” as shown in the accompanying Consolidated Balance Sheets at October 1, 2010 and October 2, 2009 (in thousands):

	2010	2009
Liabilities relating to defined benefit pension and early retirement plans	$396,939	$311,126
Liabilities relating to nonqualified deferred compensation arrangements	77,765	73,595
Deferred income taxes	82,485	93,677
Miscellaneous	21,838	22,103

Total	$579,027	$500,501

The following table presents the components of “Total accumulated other comprehensive loss” as shown in the accompanying Consolidated Balance Sheets at October 1, 2010 and October 2, 2009 (in thousands):

	2010	2009
Foreign currency translation adjustments	$(13,413)	$(4,075)
Adjustments relating to defined benefit pension plans	(267,124)	(203,128)
Other	(5,204)	(4,312)

Total	$(285,741)	$(211,515)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information

During fiscal 2010 and fiscal 2009, the Company acquired businesses for cash and stock of $259.5 million and $23.3 million, respectively. The following table presents the non-cash adjustments relating to these acquisitions made in preparing the Company’s Consolidated Statements of Cash Flows (in thousands):

	2010	2009
Working capital	$11,832	$8,869
Property and equipment	3,116	5,890
Noncurrent assets	2,658	308
Deferred liabilities	(34)	—
Goodwill	241,920	8,262

14.	Segment Information

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain financial information by geographic area for fiscal 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Revenues:
United States	$6,969,264	$7,362,752	$6,998,195
Europe	1,666,325	2,204,503	2,323,271
Canada	989,298	1,597,568	1,593,009
Asia	239,933	253,664	290,042
Other	50,697	48,889	47,642

Total	$9,915,517	$11,467,376	$11,252,159

Long-Lived Assets:
United States	$122,551	$159,451	$163,875
Europe	53,586	40,840	52,490
Canada	21,859	23,564	20,304
Asia	14,537	15,432	17,828
Other	2,499	1,063	1,643

Total	$215,032	$240,350	$256,140

Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.

The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues, for fiscal 2010, 2009, and 2008:

	2010	2009	2008
Percentage of revenue earned from the U.S. federal government and its agencies	25.4%	20.3%	16.8%

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

The following table presents selected quarterly financial information for each of the last three fiscal years. Amounts are presented in thousands, except for per share amounts:

	First Quarter		Second Quarter	Third Quarter		Fourth Quarter	Fiscal Year
2010
Revenues	$2,477,785		$2,586,974	$2,507,725		$2,343,033	$9,915,517
Operating profit (a)	113,481		122,004	45,083		119,515	400,083
Earnings before taxes	113,148		121,160	37,239		120,387	391,934
Net earnings of the Group	72,401		77,567	19,240		77,079	246,287
Net earnings attributable to Jacobs	72,437	(b)	77,500	19,043	(c)	76,994	245,974	(d)
Earnings per share:
Basic	0.59	(b)	0.63	0.15	(c)	0.62	1.98	(d)
Diluted	0.58	(b)	0.62	0.15	(c)	0.61	1.96	(d)
2009
Revenues	$3,232,653		$2,975,452	$2,706,724		$2,552,547	$11,467,376
Operating profit (a)	181,068		170,688	146,674		122,143	620,573
Earnings before taxes	181,581		170,628	148,067		123,856	624,132
Net earnings of the Group	116,116		109,171	94,686		79,240	399,213
Net earnings attributable to Jacobs	116,350		109,287	94,900		79,317	399,854
Earnings per share:
Basic	0.95		0.89	0.77		0.64	3.26
Diluted	0.94		0.88	0.76		0.63	3.21
2008
Revenues	$2,471,817		$2,664,794	$2,918,927		$3,196,621	$11,252,159
Operating profit (a)	141,256		154,152	168,871		178,780	643,059
Earnings before taxes	153,705		155,174	170,068		179,021	657,968
Net earnings of the Group	98,370		99,312	108,938		114,679	421,299
Net earnings attributable to Jacobs	98,370	(e)	99,312	108,677		114,383	420,742	(e)
Earnings per share:
Basic	0.82	(e)	0.82	0.89		0.94	3.47	(e)
Diluted	0.79	(e)	0.80	0.87		0.92	3.38	(e)

(a)	Operating profit represents revenues less (i) direct costs of contracts, and (ii) selling, general and administrative expenses.
(b)	Includes a non-recurring loss of $5.8 million, or $0.04 per basic and diluted share, related to the Company ceasing use of one of its offices located in Houston, Texas, and entering into a sublease for the entire property
(c)	Includes a non-recurring loss of $60.3 million, or $0.48 per basic and diluted share, related to the SIVOM Judgment.
(d)	Includes the non-recurring losses described in (b) and (c) above of $66.1 million, or $0.52 per basic and diluted share.
(e)	Includes a one-time net gain of $5.4 million, or $0.04 per basic and diluted share, relating to the sale of the Company’s interest in a company that provides specialized operations and maintenance services.

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of October 1, 2010 and October 2, 2009, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended October 1, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at October 1, 2010 and October 2, 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 1, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests with the adoption of the guidance originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (codified in FASB ASC Topic 810, Consolidation) effective October 3, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of October 1, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2010 expressed an unqualified opinion thereon.

Los Angeles, California

November 23, 2010

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of October 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jacobs Engineering Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jacobs Engineering Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 1, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of October 1, 2010 and October 2, 2009, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended October 1, 2010, and our report dated November 23, 2010 expressed an unqualified opinion thereon.

Los Angeles, California

November 23, 2010