Form 10-Q
period 2010-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2011-01-26
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding at January 19, 2011:    126,383,576

JACOBS ENGINEERING GROUP INC.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2010 (Unaudited)	October 1, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,039,683	$938,842
Receivables	1,617,830	1,659,844
Deferred income taxes	118,366	117,698
Prepaid expenses and other	61,330	50,658

Total current assets	2,837,209	2,767,042

Property, Equipment and Improvements, Net	207,092	215,032

Other Noncurrent Assets:
Goodwill	1,161,262	1,118,889
Miscellaneous	701,073	582,954

Total other non-current assets	1,862,335	1,701,843

	$4,906,636	$4,683,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$70,587	$79,399
Accounts payable	283,083	303,877
Accrued liabilities	660,300	661,278
Billings in excess of costs	210,268	194,899
Income taxes payable	30,687	—

Total current liabilities	1,254,925	1,239,453

Long-term Debt	11,837	509

Other Deferred Liabilities	684,963	579,027

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—126,265,045 shares and 125,909,073 shares, respectively	126,265	125,909
Additional paid-in capital	785,183	767,514
Retained earnings	2,317,182	2,251,366
Accumulated other comprehensive loss	(281,271)	(285,741)

Total Jacobs stockholders’ equity	2,947,359	2,859,048
Noncontrolling interests	7,552	5,880

Total Group stockholders’ equity	2,954,911	2,864,928

	$4,906,636	$4,683,917

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended December 31, 2010 and January 1, 2010

(In thousands, except per share information)

(Unaudited)

	December 31, 2010	January 1, 2010
Revenues	$2,356,175	$2,477,785
Costs and Expenses:
Direct cost of contracts	(2,025,137)	(2,128,576)
Selling, general and administrative expenses	(227,419)	(235,728)

Operating Profit	103,619	113,481

Other Income (Expense):
Interest income	924	838
Interest expense	(827)	(612)
Miscellaneous income (expense), net	7	(559)

Total other income (expense), net	104	(333)

Earnings Before Taxes	103,723	113,148

Income Tax Expense	(37,026)	(40,747)

Net Earnings of the Group	66,697	72,401

Net (Income) Loss Attributable to Noncontrolling Interests	(874)	36

Net Earnings Attributable to Jacobs	$65,823	$72,437

Net Earnings Per Share:
Basic	$0.53	$0.59
Diluted	$0.52	$0.58

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended December 31, 2010 and January 1, 2010

(In thousands)

(Unaudited)

	December 31, 2010	January 1, 2010
Net Earnings of the Group	$66,697	$72,401

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	315	5,949
Income on cash flow hedges	1,065	1,374
Change in pension liability	4,567	(2,143)

Other comprehensive income before taxes	5,947	5,180
Income tax benefit (expense)	(1,477)	128

Net other comprehensive income	4,470	5,308

Net Comprehensive Income of the Group	71,167	77,709

Net Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(874)	36

Net Comprehensive Income Attributable to Jacobs	$70,293	$77,745

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2010 and January 1, 2010

(In thousands)

(Unaudited)

	December 31, 2010	January 1, 2010
Cash Flows from Operating Activities:
Net earnings	$65,823	$72,437
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	14,199	17,312
Intangible assets	6,034	5,467
Stock based compensation	6,643	6,216
Excess tax benefits from stock based compensation	(301)	(677)
(Gains)/losses of sales of assets, net	(160)	25
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	57,098	109,680
Prepaid expenses and other current assets	(9,785)	(517)
Accounts payable	(27,539)	(12,527)
Accrued liabilities	(17,135)	(12,508)
Billings in excess of costs	18,127	24,883
Income taxes payable	27,960	30,860
Deferred income taxes	(503)	(426)
Other, net	(188)	144

Net cash provided by operating activities	140,273	240,369

Cash Flows from Investing Activities:
Additions to property and equipment	(6,664)	(7,741)
Disposals of property and equipment	1,586	11,662
Changes in investments, net	2,447	(112,846)
Acquisitions of businesses, net of cash acquired	(58,033)	(220,131)
Changes in other non-current assets, net	2,336	1,848

Net cash used for investing activities	(58,328)	(327,208)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	11,371	—
Repayments of long-term borrowings	(36)	(120)
Net change in short-term borrowings	(7,808)	97,536
Proceeds from issuances of common stock	11,074	7,938
Excess tax benefits from stock based compensation	301	677
Changes in other deferred liabilities, net	3,042	1,380

Net cash provided by financing activities	17,944	107,411

Effect of Exchange Rate Changes	952	847

Net Increase in Cash and Cash Equivalents	100,841	21,419
Cash and Cash Equivalents at the Beginning of the Period	938,842	1,033,619

Cash and Cash Equivalents at the End of the Period	$1,039,683	$1,055,038

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2010

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

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010 (“2010 Form 10-K”) as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2010 Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 31, 2010 and for the three month periods ended December 31, 2010 and January 1, 2010.

The Company has evaluated subsequent events through the date of filing this Form 10-Q with the SEC. No material subsequent events have occurred since December 31, 2010 that required recognition or disclosure in these financial statements.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

New Accounting Standards

In June 2009, the FASB revised the accounting for variable interest entities (“VIEs”). These revisions require the Company to perform an analysis to determine whether it is the primary beneficiary of its VIEs. The Company is deemed to be the primary beneficiary of a VIE if it has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The revisions adopted by the FASB eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE and significantly enhances disclosures. The new accounting requirements are effective for the Company October 2, 2010. The adoption of this revised standard did not have a material effect on the Company’s consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2010

(continued)

Business Combinations

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

Also in October 2010 we acquired Sula Systems Ltd (“Sula”), a 70-person professional services firm headquartered in Gloucestershire, England. Founded in 1996, Sula provides systems engineering and technical services on large, complex programs and projects to clients in the United Kingdom (“U.K.”)’s defense and aerospace markets. Sula is also involved in a number of major defense programs in areas such as armored vehicles, complex weapons, test and evaluation, submarine nuclear propulsion, and capability and network level systems engineering. Sula also provides services relating to civil airliners and space-based subsystems. The primary purpose for acquiring Sula was to expand the Company’s position in the defense and aerospace markets.

In December 2010, the Company announced a definitive agreement with Aker Solutions ASA to acquire certain operations within its Process and Construction (P&C) business. Aker Solutions’ P&C operations will significantly expand Jacobs’ global presence in the mining and metals market; provide a new geographic region with South America; and strengthen Jacobs’ presence in China. Jacobs’ regional presence in Australia, Europe and North America will also be enhanced as a result of this acquisition. The transaction is expected to close in the second quarter of fiscal 2011 and is expected to be modestly accretive to earnings in fiscal 2011.

Also in December 2010 we acquired Damon S. Williams Associates, L.L.C. (“DSWA”). DSWA is a 50 person professional services firm headquartered in Phoenix, Arizona specializing in water and wastewater facilities, with expertise in planning, design, construction administration and operations services.

Also in December 2010 we acquired two smaller niche firms (i) Magellan Consulting which provides services to clients in the education market, and (ii) Alpha Telecom Services Company which provides services to clients in the telecommunications industry.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2010

(continued)

Receivables

The following table presents the components of “Receivables” appearing in the accompanying Consolidated Balance Sheets at December 31, 2010 and October 1, 2010 as well as certain other related information (in thousands):

	December 31, 2010	October 1, 2010
Components of receivables:
Amounts billed	$785,849	$829,518
Unbilled receivables and other	787,725	793,918
Retentions receivable	54,386	47,165
Allowance for doubtful accounts	(10,130)	(10,757)

Total receivables, net	$1,617,830	$1,659,844

Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$310,317	$309,176

Claims receivable	$9,739	$14,201

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

Claims receivable are included in “Receivables” in the accompanying Consolidated Balance Sheets and represent costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2010

(continued)

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, net in the accompanying Consolidated Balance Sheets at December 31, 2010 and October 1, 2010 consisted of the following (in thousands):

	December 31, 2010	October 1, 2010
Land	$12,107	$12,223
Buildings	88,910	90,565
Equipment	441,290	433,395
Leasehold improvements	142,115	142,358
Construction in progress	5,487	3,570

	689,909	682,111
Accumulated depreciation and amortization	(482,817)	(467,079)

	$207,092	$215,032

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

December 31, 2010

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

On October 2, 2010 the Company adopted the FASB’s new accounting guidance relating to the consolidation of variable interest entities (“VIE”). This guidance replaces the quantitative-based assessment for determining which enterprise has a controlling interest in a VIE with an approach that is now primarily qualitative. The Company has reassessed its VIEs using the new guidance. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In evaluating the Company’s VIEs we performed a qualitative analysis to determine whether or not the Company has a “controlling financial interest” in the VIE. The Company is deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance; and (ii) the right to receive benefits, or obligation to absorb losses, that could potentially be significant to the VIE.

In making our qualitative analysis the Company assessed each VIE to determine those activities that most significantly impacted the VIE’s economic performance and whether the Company, another entity, or multiple entities had the power to direct those activities.

If we determined that we have the power to direct the most significant activities of the VIE and to receive benefits, or absorb losses that could potentially be significant to the VIE then we are the primary beneficiary of the VIE, and we consolidate the VIE. If we determined that we do not have the power to direct the most significant activities of the VIE or power is shared by two or more parties then we are not the primary beneficiary and we do not consolidate the VIE.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2010

(continued)

For the Company’s unconsolidated joint ventures, we use the equity method of accounting. The Company does not currently participate in any significant VIEs in which it has a controlling financial interest.

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

The following table sets forth pass-through costs included in revenues for each of the three months ended December 31, 2010 and January 1, 2010 (in thousands):

	December 31, 2010	January 1, 2010
Pass-through costs included in revenues	$534,888	$727,266

Disclosures About Defined Pension Benefit Obligations

The following table presents the components of net periodic benefit cost recognized in earnings during each of the three months ended December 31, 2010 and January 1, 2010 (in thousands):

	December 31, 2010	January 1, 2010
Service cost	$7,249	$6,080
Interest cost	14,686	14,259
Expected return on plan assets	(14,255)	(12,462)
Amortization of unrecognized items	4,051	3,307

Net periodic benefit cost	$11,731	$11,184

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2011 (in thousands):

Cash contributions made during the first three months of fiscal 2011	$8,120
Cash contributions we expect to make during the remainder of fiscal 2011	29,395

Total	$37,515

The change in pension liability included in the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2010 and January 1, 2010 relates primarily to the effects of exchange rate changes.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 31, 2010

(continued)

Earnings Per Share and Certain Related Information

The following table (i) reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for each of the three months ended December 31, 2010 and January 1, 2010; (ii) provides information regarding the number of non-qualified stock options that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	December 31, 2010	January 1, 2010
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	124,988	123,622
Effect of stock options and restricted stock	1,652	1,680

Denominator used to compute diluted EPS	126,640	125,302

Antidilutive stock options	3,821.0	2,926.8

Shares of common stock issued from the exercise of stock options and the release of restricted stock	348.9	271.6

Accounting for and Disclosure of Guarantees and Contingencies

Please refer to Note 10—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-26 of our 2010 Form 10-K for a discussion of our various commitments and contingencies.

Please refer to Note 11—Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-27 of our 2010 Form 10-K for a discussion of the Company’s contractual guarantees and a description of the various types of litigation in which we’re involved.

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

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•

The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 34 through 37 of our 2010 Annual Report on Form 10-K (the “2010 Form 10-K”), and the most current discussion of our significant accounting policies appears on pages F-8 through F-14 of our 2010 Form 10-K), as well as the discussion of new accounting standards included in the Notes to Consolidated Financial Statements of this Form 10-Q;

•	The Company’s fiscal 2010 audited consolidated financial statements and notes thereto included in its 2010 Form 10-K (beginning on page F-1 thereto); and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Form 10-K (beginning on page 34 thereto).

In addition to historical information, this MD&A may contain forward-looking statements that are not based on historical fact. When used herein, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, included in our 2010 Form 10-K (beginning on page 19 thereto). We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations

Net earnings for the first quarter of fiscal 2011 ended December 31, 2010 totaled $65.8 million, or $0.52 per diluted share, compared to $72.4 million, or $0.58 per diluted share, for the corresponding period last year.

Total revenues for the quarter ended December 31, 2010 decreased by $121.6 million, or 4.9%, to $2.4 billion compared to $2.5 billion for the first quarter of fiscal 2010.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2010 decreased $8.3 million, or 3.5%, as compared to the corresponding period last year. SG&A expenses for the first quarter of fiscal 2011 include $10.1 million in due diligence costs incurred in support of the Company’s acquisition activity. SG&A expenses for the first quarter of fiscal 2010 include $11.4 million relating to the Company having ceased use of one of its offices located in Houston, Texas, and entering into a sublease for the entire property. Contributing to the reduction in SG&A expenses during the first quarter of fiscal 2011 as compared to the corresponding period last year was strong control over SG&A expenditures.

Also, included in SG&A expenses in the current fiscal year are the SG&A expenses of the companies we recently acquired.

The following table sets forth our revenues by the various types of services we provide for the three months ended December 31, 2010 and January 1, 2010 (in thousands):

	December 31, 2010	January 1, 2010
Technical Professional Services Revenues:
Project Services	$1,012,273	$1,012,955
Process, Scientific, and Systems Consulting	192,540	207,269

Total Technical Professional Services Revenues	1,204,813	1,220,224

Field Services Revenues:
Construction	777,111	969,879
Operations and Maintenance (“O&M”)	374,251	287,682

Total Field Services Revenues	1,151,362	1,257,561

Total Revenues	$2,356,175	$2,477,785

As shown above, Technical Professional Services Revenues for the three months ended December 31, 2010 were substantially unchanged as compared to the corresponding period last year. Field Services Revenues on the other hand declined $106.2 million, or 8.4%, from $1.3 billion for the three months ended January 1, 2010 to $1.2 billion for the three months ended December 31, 2010. This decrease related entirely to the Company’s construction activities. Revenues for the first quarter of fiscal 2011 from the Company’s O&M activities increased 30.1% as compared to the corresponding period last year. This increase related primarily to higher turnaround work for our refining and oil and gas clients in Canada.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three months ended December 31, 2010 and January 1, 2010 (in thousands):

	December 31, 2010	January 1, 2010
Refining - Downstream	$607,407	$775,017
National Government Programs	574,260	524,853
Chemicals and Polymers	255,321	313,235
Infrastructure	293,476	216,406
Pharmaceuticals and Biotechnology	95,723	197,084
Buildings	226,068	192,562
Oil & Gas - Upstream	151,692	121,943
Industrial and Other	152,228	136,685

	$2,356,175	$2,477,785

Beginning last year, the industry group formerly called “Energy & Refining – Downstream” was renamed “Refining – Downstream”, and revenues relating to projects for customers in the power industry have been reclassified to the category “Industrial and Other”. The category “Industrial and Other” now includes revenues from projects for our clients operating in the power; technology and manufacturing; pulp and paper; food and consumer products; and basic resources industries, among others. Prior period information has been reclassified to conform to this new presentation.

Also beginning last year, revenues relating to buildings projects performed for the U.S. federal government have been reclassified from the “National Government Programs” industry group to the “Buildings” market. Prior period information has been reclassified to conform to this new presentation.

Revenues for first quarter of fiscal 2011 from projects for clients operating in the Infrastructure, Buildings, and Oil & Gas–Upstream industry groups and markets were higher as compared to the corresponding period last year. The industry groups and markets experiencing the largest declines in revenues during the current fiscal quarter as compared to the prior year were Refining-Downstream and Pharmaceuticals and Biotechnology. These declines were due to the normal winding-down and completion of large projects combined with the lack of new project awards.

Direct costs of contracts for the first quarter of fiscal 2011 decreased $103.4 million, or 4.9%, to $2.0 billion as compared to $2.1 billion for the corresponding period last year. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such items as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the first quarter of fiscal 2011, pass-through costs decreased $192.4 million as compared to the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes our backlog at December 31, 2010 and January 1, 2010 (in millions):

	December 31, 2010	January 1, 2010
Technical professional services	$7,871.9	$8,244.1
Field services	5,116.5	6,644.1

Total	$12,988.4	$14,888.2

Our backlog decreased $1.9 billion, or 12.8%, to $13.0 billion at December 31, 2010 from $14.9 billion at January 1, 2010.

During the first quarter of fiscal 2011 we removed approximately $450 million of field services backlog relating to a project where the client decided to procure the subcontracts, materials, and equipment directly.

Liquidity and Capital Resources

At December 31, 2010, our principal sources of liquidity consisted of $1.0 billion of cash and cash equivalents, and $250.1 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

In addition to our $290.0 million, long-term, unsecured revolving credit facility, we have a short-term credit facility which we entered into in fiscal 2009 in connection with our acquisition of a one-third interest in AWE Management Ltd. Approximately $70.4 million was outstanding under this facility at December 31, 2010.

During the first three months of fiscal 2011, our cash and cash equivalents increased by $100.8 million to $1.0 billion at December 31, 2010. This compares to a net increase in cash and cash equivalents of $21.4 million, to $1.1 billion, during the corresponding period last year. During the three months ended December 31, 2010, we experienced net cash inflows of $140.3 million from operating activities, $17.9 million from financing activities, and $1.0 million from the effects of exchange rate changes. These cash inflows were offset in part by net cash outflows of $58.3 million from investing activities.

Our operations provided net cash of $140.3 million during the three months ended December 31, 2010. This compares to net cash inflows of $240.4 million for the corresponding period last year. The $100.1 million decrease in cash provided by operations for the three months ended December 31, 2010 as compared to the corresponding period last year was due primarily to the following factors:

•	a $91.1 million decrease relating to changes in our working capital accounts (discussed below);

•	a $6.6 million decrease in net earnings; and,

•	a $3.1 million decrease in depreciation of property, equipment and improvements.

With respect to the $91.1 million decrease in cash flows relating to changes in our working capital accounts, there was no unusual activity occurring in these accounts during the three months ended December 31, 2010.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

This relationship between revenues and costs, and between receivables and payables is unique for our industry, and facilitates review at the total working capital level. The $91.1 million decrease in cash flows relating to changes in our working capital accounts was due simply to the timing of cash receipts and payments within our working capital accounts and is not indicative of any known trend or fundamental change to the underlying business.

We used $58.3 million of cash and cash equivalents for investing activities during the three months ended December 31, 2010 as compared to $327.2 million during the corresponding period last year. The $268.9 million decrease in cash used for investing activities for the three months ended December 31, 2010 as compared to the corresponding period last year was due primarily to a lower level of business acquisition activity.

During the quarter ended December 31, 2010, we acquired TechTeam Government Solutions, Inc., Sula Systems Ltd., Damon S. Williams Associates, L.L.C., and two other smaller niche engineering and design firms.

Our financing activities resulted in net cash inflows of $17.9 million during the three months ended December 31, 2010. This compares to net cash inflows of $107.4 million during the corresponding period last year. The $89.5 million net decrease in cash flows from financing activities during the three months ended December 31, 2010 as compared to the corresponding period last year was due to our short-term borrowing activity.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $1.0 billion in cash and cash equivalents at December 31, 2010, compared to $938.8 million at October 1, 2010. Our consolidated working capital position at December 31, 2010 was $1.6 billion, an increase of $54.7 million from October 1, 2010. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which approximately $39.9 million was utilized at December 31, 2010 in the form of direct borrowings and letters of credit. We believe that the capacity, terms and conditions of our long-term revolving credit facility, combined with other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements. In connection with the pending acquisition of certain operations of the Aker Solutions P&C business described above, we are actively negotiating several new bilateral credit facilities with major U.S. and European banks. These facilities are expected to provide approximately $430 million of credit capacity and will have tenures of 15 months.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. As more fully discussed below and in Item 1A—Risk Factors of our 2010 Form 10-K (beginning on page 19 thereto), our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our only committed source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility (in the form of direct borrowings) at December 31, 2010 was $11.4 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the Company can use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Note 11—Contractual Guarantees, Litigation, Investigations and Insurance on pages F-27 through F-29 of our 2010 Form 10-K, which is incorporated herein by reference. There have been no material changes from the legal proceedings previously disclosed in our 2010 Form 10-K.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 1A.	Risk Factors.

Please refer to Item 1A—Risk Factors on pages 19 through 29 of our 2010 Form 10-K, which is incorporated herein by reference. There have been no material changes from those risk factors previously disclosed in our 2010 Form 10-K.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

2.1+ * –	Share Purchase Agreement between Aker Solutions ASA and certain of its subsidiaries and Jacobs Engineering Group Inc. and certain of its subsidiaries, dated as of December 21, 2010, for the purchase of certain Aker Solutions businesses.

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Certain appendices have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the omitted appendices to the SEC upon request.

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

Date: January 26, 2011