Form 10-Q
period 2011-04-01
JACOBS ENGINEERING GROUP INC /DE/
filed 2011-04-29
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2011

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

Number of shares of common stock outstanding at April 20, 2011: 126,811,225

JACOBS ENGINEERING GROUP INC.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	April 1, 2011 (Unaudited)	October 1, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$747,911	$938,842
Receivables	1,984,258	1,659,844
Deferred income taxes	127,047	117,698
Prepaid expenses and other	74,298	50,658

Total current assets	2,933,514	2,767,042

Property, Equipment and Improvements, Net	234,548	215,032

Other Noncurrent Assets:
Goodwill	1,731,661	1,118,889
Miscellaneous	737,890	582,954

Total other non-current assets	2,469,551	1,701,843

	$5,637,613	$4,683,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$54,538	$79,399
Accounts payable	306,026	303,877
Accrued liabilities	815,287	661,278
Billings in excess of costs	290,795	194,899
Income taxes payable	19,678	—

Total current liabilities	1,486,324	1,239,453

Long-term Debt	379,696	509

Other Deferred Liabilities	722,139	579,027

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—126,754,391 shares and 125,909,073 shares, respectively	126,754	125,909
Additional paid-in capital	811,765	767,514
Retained earnings	2,386,861	2,251,366
Accumulated other comprehensive loss	(284,571)	(285,741)

Total Jacobs stockholders’ equity	3,040,809	2,859,048
Noncontrolling interests	8,645	5,880

Total Group stockholders’ equity	3,049,454	2,864,928

	$5,637,613	$4,683,917

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Six Months Ended April 1, 2011 and April 2, 2010

(In thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Revenues	$2,558,016	$2,586,974	$4,914,191	$5,064,759
Costs and Expenses:
Direct cost of contracts	(2,168,835)	(2,223,793)	(4,193,972)	(4,352,369)
Selling, general and administrative expenses	(261,166)	(241,177)	(488,585)	(476,905)

Operating Profit	128,015	122,004	231,634	235,485
Other Income (Expense):
Interest income	1,149	796	2,073	1,634
Interest expense	(2,720)	(705)	(3,547)	(1,317)
Miscellaneous income (expense), net	37	(935)	44	(1,494)

Total other income (expense), net	(1,534)	(844)	(1,430)	(1,177)

Earnings Before Taxes	126,481	121,160	230,204	234,308
Income Tax Expense	(45,140)	(43,593)	(82,166)	(84,340)

Net Earnings of the Group	81,341	77,567	148,038	149,968
Net Income Attributable to Noncontrolling Interests	(1,091)	(67)	(1,965)	(31)

Net Earnings Attributable to Jacobs	$80,250	$77,500	$146,073	$149,937

Net Earnings Per Share:
Basic	$0.64	$0.63	$1.17	$1.21
Diluted	$0.63	$0.62	$1.15	$1.20

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended April 1, 2011 and April 2, 2010

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Net Earnings of the Group	$81,341	$77,567	$148,038	$149,968

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	6,743	(12,256)	7,057	(6,307)
Gain (loss) on cash flow hedges	1,010	(498)	2,076	876
Change in pension liability	(11,114)	11,571	(6,547)	9,428

Other comprehensive income (loss) before taxes	(3,361)	(1,183)	2,586	3,997
Income tax benefit	62	(2,918)	(1,416)	(2,790)

Net other comprehensive income (loss)	(3,299)	(4,101)	1,170	1,207

Net Comprehensive Income of the Group	78,042	73,466	149,208	151,175
Net Comprehensive Income Attributable to Noncontrolling Interests	(1,091)	(67)	(1,965)	(31)

Net Comprehensive Income Attributable to Jacobs	$76,951	$73,399	$147,243	$151,144

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended April 1, 2011 and April 2, 2010

(In thousands)

(Unaudited)

	2011	2010
Cash Flows from Operating Activities:
Net earnings attributable to the group	$148,038	$149,968
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	28,408	33,265
Intangible assets	15,559	11,576
Stock based compensation	13,125	11,585
Excess tax benefits from stock based compensation	(3,830)	(1,477)
(Gains)/losses on sales of assets, net	(130)	11
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(150,682)	(53,874)
Prepaid expenses and other current assets	(13,442)	6,142
Accounts payable	(55,158)	(33,211)
Accrued liabilities	34,029	(2,860)
Billings in excess of costs	43,962	3,433
Income taxes payable	14,838	(8,768)
Deferred income taxes	3,194	1,017
Other, net	(884)	360

Net cash provided by operating activities	77,027	117,167

Cash Flows from Investing Activities:
Additions to property and equipment	(17,378)	(23,372)
Disposals of property and equipment	1,709	12,179
Purchases of investments	—	(105,075)
Other changes in investments	2,607	(16,645)
Acquisitions of businesses, net of cash acquired	(617,820)	(261,850)
Other, net	(1,621)	(11,296)

Net cash used for investing activities	(632,503)	(406,059)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	611,996	—
Repayments of long-term borrowings	(238,736)	(150)
Net change in short-term borrowings	(26,197)	79,218
Proceeds from issuances of common stock	22,152	18,062
Excess tax benefits from stock based compensation	3,830	1,477
Other, net	(8,575)	(5,847)

Net cash provided by financing activities	364,470	92,760

Effect of Exchange Rate Changes	75	1,570

Net Decrease in Cash and Cash Equivalents	(190,931)	(194,562)
Cash and Cash Equivalents at the Beginning of the Period	938,842	1,033,619

Cash and Cash Equivalents at the End of the Period	$747,911	$839,057

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2011

(continued)

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at April 1, 2011 and for the three and six month periods ended April 1, 2011 and April 2, 2010.

The Company has evaluated subsequent events through the date of filing this Form 10-Q with the U.S. Securities and Exchange Commission. Subsequent to the end of the second fiscal quarter, the Company acquired an office building located in Houston, Texas. The office building was previously leased by the Company and continues to be used in its operations. Also subsequent to the end of the second fiscal quarter, the Company completed the acquisition of Aker Projects (Shanghai) Company Limited (this transaction occurred in connection with the Aker Solutions ASA transaction discussed below). The total cash paid in connection with these two transactions totaled approximately $79.1 million.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

New Accounting Standards

In June 2009, the FASB revised the accounting for variable interest entities (“VIEs”). These revisions require the Company to perform an analysis to determine whether it is the primary beneficiary of its VIEs. The Company is deemed to be the primary beneficiary of a VIE if it has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The revisions adopted by the FASB eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE and significantly enhances disclosures. The new accounting requirements became effective for the Company as of the beginning of fiscal 2011. The adoption of this revised standard did not have a material effect on the Company’s consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2011

(continued)

Business Combinations

Acquisitions of TechTeam, Sula, DSWA, Magellan Consulting, and Alpha Telecom

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

Also in October 2010, we acquired Sula Systems Ltd (“Sula”), a 70-person professional services firm headquartered in Gloucestershire, England. Founded in 1996, Sula provides systems engineering and technical services on large, complex programs and projects to clients in the United Kingdom’s defense and aerospace markets. Sula is also involved in a number of major defense programs in areas such as armored vehicles, complex weapons, test and evaluation, submarine nuclear propulsion, and capability and network level systems engineering. Sula also provides services relating to civil airliners and space-based subsystems. The primary purpose for acquiring Sula was to expand the Company’s position in the defense and aerospace markets.

In December 2010, we acquired the assets of Damon S. Williams Associates, L.L.C. (“DSWA”). DSWA is a 50 person professional services firm headquartered in Phoenix, Arizona specializing in water and wastewater facilities, with expertise in planning, design, construction administration and operations services.

Also in December 2010 we acquired the assets of two other niche firms (i) Magellan Consulting which provides services to clients in the education market, and (ii) Alpha Telecom Services Company which provides services to clients in the telecommunications industry.

The results of operations of the acquired businesses have been included in the Company’s consolidated results of operations commencing with the dates control of the acquired businesses were obtained.

The above acquisitions were not material to the Company’s consolidated financial statements at April 1, 2011 and for the three and six month periods ended April 1, 2011.

The Aker Solutions ASA Transaction

On February 1, 2011, the Company acquired certain operations within the process and construction business of Aker Solutions ASA. We believe this acquisition will significantly expand Jacobs’ global presence in the mining and metals market; provide a new geographic region with South America; and strengthen Jacobs’ presence in China and Australia. Jacobs’ regional presence in Europe and North America will also be enhanced as a result of this acquisition. The acquisition is expected to be modestly accretive to earnings in fiscal 2011.

The purchase price was $675.0 million plus approximately $238.0 million representing a preliminary estimate of cash and working capital acquired. At closing, the Company funded approximately $877.3 million (representing the purchase price per the share purchase agreement (“SPA”) less adjustments for (i) certain transactions specified in the SPA, and (ii) the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2011

(continued)

purchase price for an entity located in China, which did not close until after the end of the second quarter of fiscal 2011). The acquisition was financed through a combination of cash-on-hand and borrowings under a number of new, bilateral credit facilities with major U.S. and European banks. The results of operations of the Aker Entities have been included in the Company’s consolidated results of operations commencing with the date control of the entities was obtained.

The following table presents the unaudited, pro forma consolidated results of operations for each of the three and six month periods ended April 1, 2011 and April 2, 2010 as if the acquisition of the Aker Solutions’ P&C operations had occurred at the beginning of fiscal 2010. These pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the Aker Solutions’ P&C operations actually been acquired at the beginning of fiscal 2010; and (ii) future results of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Revenues	$2,605,634	$2,730,911	$5,186,846	5,397,038
Net earnings attributable to Jacobs	82,545	81,028	156,117	154,820

The purchase price allocation is subject to revision. Additional valuation work is being conducted regarding customer relationships, backlog, and technology, and the final allocation will be made when such valuation work is completed. The following table presents the preliminary allocation to the net assets of the Aker Solutions’ P&C operations acquired as of the date of acquisition (in thousands):

Assets:
Cash and cash equivalents	$317,870
Receivables and other current assets	140,024
Property and equipment, and other	120,538

Total assets	578,432

Liabilities:
Current liabilities	186,339
Long-term liabilities	21,445

Total liabilities	207,784

Net assets acquired	$370,648

The Company expects to collect substantially all of the acquired receivables of $129.3 million.

The SPA includes a net cash adjustment and working capital adjustment (as defined). The net cash and working capital of the businesses acquired at closing will be compared to reference amounts as specified in the SPA. If the net cash and working capital acquired exceeds the reference amounts by more than $25 million, then the Company must pay such excess to the seller; and if the reference amounts for net cash and working capital exceed the amounts actually acquired by more than $25 million, then the seller must pay such deficiency to the Company. These payments are subject to a cap of $175.8 million. We are in the process of determining any net cash and working capital adjustments.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2011

(continued)

We are currently in the process of determining the values of separately identifiable intangible assets acquired as part of the transaction. The preliminary estimate of goodwill from this transaction is summarized as follows (in millions):

Purchase price	$877
Amount assigned to the net assets acquired	(371)
Estimated amount assigned to intangible assets	(202)

Goodwill created, preliminary	$304

Some of the factors contributing to a purchase price that resulted in the recognition of goodwill include: (i) the opportunity to expand our client base in the United States, the United Kingdom, Canada, Australia, and China; (ii) the opportunity to enter new geography in South America; (iii) the opportunity to expand our presence in the mining and metals market; (iv) the existence of a large, highly-trained and stable workforce; (v) the existence of operating synergies; and (vi) the existence of geographic synergies.

Receivables

The following table presents the components of “Receivables” appearing in the accompanying Consolidated Balance Sheets at April 1, 2011 and October 1, 2010 as well as certain other related information (in thousands):

	April 1, 2011	October 1, 2010
Components of receivables:
Amounts billed	$947,972	$829,518
Unbilled receivables and other	973,805	793,918
Retentions receivable	74,216	47,165
Allowance for doubtful accounts	(11,735)	(10,757)

Total receivables, net	$1,984,258	$1,659,844

Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$319,404	$309,176

Claims receivable	$23,379	$14,201

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

April 1, 2011

(continued)

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, net in the accompanying Consolidated Balance Sheets at April 1, 2011 and October 1, 2010 consisted of the following (in thousands):

	April 1, 2011	October 1, 2010
Land	$19,543	$12,223
Buildings	103,413	90,565
Equipment	473,259	433,395
Leasehold improvements	149,438	142,358
Construction in progress	10,413	3,570

	756,066	682,111
Accumulated depreciation and amortization	(521,518)	(467,079)

	$234,548	$215,032

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

April 1, 2011

(continued)

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

In evaluating the Company’s VIEs we perform a qualitative analysis to determine whether or not the Company has a “controlling financial interest” in the VIE. The Company is deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance; and (ii) the right to receive benefits, or obligation to absorb losses, that could potentially be significant to the VIE.

In making our qualitative analysis the Company assesses each VIE to determine those activities that most significantly impact the VIE’s economic performance and whether the Company, another entity, or multiple entities have the power to direct those activities.

If we determine that we have the power to direct the most significant activities of the VIE and to receive benefits or absorb losses that could potentially be significant to the VIE then we are the primary beneficiary of the VIE, and we consolidate the VIE. If we determine that we do not have the power to direct the most significant activities of the VIE or power is shared by two or more parties then we are not the primary beneficiary and we do not consolidate the VIE.

For the Company’s unconsolidated joint ventures, we use the equity method of accounting. The Company does not currently participate in any significant VIEs in which it has a controlling financial interest.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2011

(continued)

There were no changes in facts and circumstances in the quarter that caused the Company to reassess the method of accounting for our VIEs.

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

The following table sets forth pass-through costs included in revenues for the three and six months ended April 1, 2011 and April 2, 2010 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Pass-through costs included in revenues	$540,960	$721,682	$1,075,848	$1,448,948

Disclosures About Defined Pension Benefit Obligations

The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and six month periods ended April 1, 2011 and April 2, 2010 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Component:	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Service cost	$7,423	$5,308	$14,672	$11,387
Interest cost	14,957	12,784	29,643	27,043
Expected return on plan assets	(14,499)	(11,295)	(28,753)	(23,757)
Amortization of previously unrecognized items	4,114	2,986	8,164	6,293

Net periodic benefit cost	$11,995	$9,783	$23,726	$20,966

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2011 (in thousands):

Cash contributions made during the first six months of fiscal 2011	$26,801
Cash contributions we expect to make during the remainder of fiscal 2011	18,822

Total	$45,623

The change in pension liability included in the Consolidated Statements of Comprehensive Income for the three and six months ended April 1, 2011 and April 2, 2010 relates primarily to the effects of exchange rate changes.

Earnings Per Share and Certain Related Information

The following table (i) reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the three and six months ended April 1, 2011 and April 2, 2010; (ii) provides information regarding the number of non-qualified stock options that were antidilutive and therefore disregarded in calculating the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2011

(continued)

weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	125,402	123,911	125,198	123,771
Effect of stock options and restricted stock	1,961	1,654	1,846	1,670

Denominator used to compute diluted EPS	127,363	125,565	127,044	125,441

Antidilutive stock options and restricted stock	2,229.5	2,887.7	3,036.1	2,887.7

Shares of common stock issued from the exercise of stock options and the release of restricted stock	722.8	426.1	1,071.7	697.7

Accounting for and Disclosure of Guarantees and Contingencies

Please refer to Note 10—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-26 of our 2010 Form 10-K for a discussion of our various commitments and contingencies. In April 2011, the Company completed the purchase of the building subject to Lease 1 described under “Guarantees” in Note 10 of the Notes to the Consolidated Financial Statements included in its 2010 Form 10-K.

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

Overview

On February 1, 2011, the Company acquired certain operations within the process and construction business of Aker Solutions ASA. The Company’s results of operations for the three and six months ended April 1, 2011 include two months of the acquired businesses (the “Aker Entities”). The Aker Entities contributed approximately $172.4 million of revenues, $29.5 million of selling, general and administrative expenses (which includes approximately $3.5 million of due diligence and integration costs), and net earnings of $5.3 million or $0.04 per diluted share for the second quarter of fiscal 2011.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Included in the Company’s results of operations for the six months ended April 2, 2010 is an after-tax charge of $5.8 million, or $0.04 per diluted share, related to the Company ceasing use of one of its offices located in Houston, Texas, and entering into a sublease for the entire property.

Results of Operations

Net earnings for the second quarter of fiscal 2011 ended April 1, 2011 totaled $80.3 million, or $0.63 per diluted share, compared to $77.5 million, of $0.62 per diluted share, for the second quarter of fiscal 2010.

For the six months ended April 1, 2011, net earnings totaled $146.1 million, or $1.15 per diluted share, compared to $149.9 million, or $1.20 per diluted share, for the six months ended April 2, 2010.

Total revenues for the quarter ended April 1, 2011 were $2.6 billion, substantially unchanged from the corresponding period last year. Total revenues for the six months ended April 1, 2011 were $4.9 billion, compared to $5.1 billion for the corresponding period last year.

The following table sets forth our revenues by the various types of services we provide for the three and six months ended April 1, 2011 and April 2, 2010 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Technical Professional Services Revenues:
Project Services	$1,286,093	$1,110,065	$2,298,366	$2,123,020
Process, Scientific, and Systems Consulting	205,121	234,494	397,661	441,763

Total Technical Professional Services Revenues	1,491,214	1,344,559	2,696,027	2,564,783

Field Services Revenues:
Construction	754,743	986,581	1,531,854	1,956,460
Operations and Maintenance (“O&M”)	312,059	255,834	686,310	543,516

Total Field Services Revenues	1,066,802	1,242,415	2,218,164	2,499,976

Total Revenues	$2,558,016	$2,586,974	$4,914,191	$5,064,759

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and six months ended April 1, 2011 and April 2, 2010 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
National Government Programs	$584,176	$613,264	$1,158,436	$1,138,117
Refining - Downstream	495,502	776,944	1,102,909	1,551,961
Chemicals and Polymers	332,768	314,349	588,089	627,584
Infrastructure	354,748	240,119	648,224	456,525
Buildings	241,811	221,389	467,879	413,951
Oil & Gas - Upstream	164,597	123,739	316,289	245,682
Pharmaceuticals and Biotechnology	90,486	154,251	186,209	351,335
Industrial and Other	293,928	142,919	446,156	279,604

	$2,558,016	$2,586,974	$4,914,191	$5,064,759

For the three and six months ended April 1, 2011, Project Services revenues increased by 15.9% and 8.3%, respectively, compared to the corresponding periods last year. Most of these increases were due to revenues earned by the Aker Entities.

For the three and six months ended April 1, 2011, Construction services revenues decreased by 23.5% and 21.7%, respectively, compared to the corresponding periods last year. Contributing to the declines in Construction services revenues is the winding-down of one large project in the energy & refining-downstream market combined with a reduction in pass-through costs (discussed below).

For the three and six months ended April 1, 2011, revenues from O&M services increased 22.0% and 26.3%, respectively, as compared to the corresponding periods last year. These increases relate primarily to higher O&M activities on projects for the United States federal government (particularly as it relates to government test facilities) and for our clients operating in the Oil & Gas-Upstream and Chemicals and Polymers industries.

The Aker Entities contributed approximately $34.1 million of Field Service revenues for both the three and six months ended April 1, 2011.

For the three and six months ended April 1, 2011, revenues from clients operating in the Infrastructure market were 47.7% and 42.0% higher, respectively, as compared to the corresponding periods last year. Contributing to these increases were higher Project Services revenues for various transportation projects and revenues earned from the Aker Entities. For the three and six months ended April 1, 2011, revenues from clients operating in the Buildings market were 9.2% and 13.0% higher, respectively, as compared to the corresponding periods last year. Contributing to these increases was higher Project Services revenues on a number of buildings projects including those for several government agencies within the United States.

Revenues earned on projects classified as Industrial and Other for the three and six months ended April 1, 2011 increased significantly as compared to the corresponding periods last year. The Aker Entities contributed approximately $114.6 million of this category’s revenues in fiscal 2011 (specifically, for clients operating in the mining and metals industries). Also contributing to this increase are revenues earned from other mining and metals clients.

Direct costs of contracts for the three months ended April 1, 2011 decreased $55.0 million, or 2.5%, to $2.17 billion as compared to $2.22 billion for the corresponding period last year. Direct costs of contracts for the six months ended April 1, 2011 decreased $158.4 million, or 3.6%, to $4.19 billion as compared to $4.35 billion for the corresponding period last year. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such items as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

For the three and six months ended April 1, 2011, pass-through costs decreased $180.7 million and $373.1 million, respectively, as compared to the corresponding periods last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three and six months ended April 1, 2011 was 84.8% and 85.3%, respectively. This compares to 86.0% and 85.9%, respectively, for the three and six months ended April 2, 2010. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the direct cost of contracts percentage will be. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

Selling, general and administrative (“SG&A”) expenses for the second quarter ended April 1, 2011 totaled $261.2 million compared to $241.2 million for the corresponding period last year. For the six months ended April 1, 2010, SG&A expenses totaled $488.6 million compared to $476.9 million for the corresponding period last year. Excluding the SG&A expenses for the six months ended April 1, 2011 relating to the Aker Entities and to the Company’s acquisition and integration activities, and excluding the effects of the Houston sublease from the SG&As expenses of the corresponding period last year, SG&A expenses for the current six-month period decreased approximately $17.3 million as compared to the corresponding period last year.

Interest expense for the three and six months ended April 1, 2011 increased $2.0 million and $2.2 million, respectively, as compared to the corresponding periods last year. The increase in interest expense was due primarily to the increased debt incurred in connection with the acquisition of the Aker Entities.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

The following table summarizes our backlog at April 1, 2011 and April 2, 2010 (in millions):

	2011	2010
Technical professional services	$8,669.4	$8,299.3
Field services	5,336.5	6,354.3

Total	$14,005.9	$14,653.6

Our backlog decreased $647.7 million, or 4.4%, to $14.0 billion at April 1, 2011 from $14.7 billion at April 2, 2010. Backlog at April 1, 2011 includes approximately $634.3 million of backlog relating to the Aker Entities. Also included in backlog at April 1, 2011 are new awards from clients operating in the Oil & Gas-Upstream, basic resources, and the semiconductor industries.

Liquidity and Capital Resources

At April 1, 2011, our principal sources of liquidity consisted of $747.9 million of cash and cash equivalents, and $251.0 million of available borrowing capacity under our $290.0 million, long-term, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

In addition to our revolving credit facility, we have a short-term credit facility which we entered into in fiscal 2009 in connection with our acquisition of a one-third interest in AWE Management Ltd of which $54.4 million was outstanding at April 1, 2011. In connection with the acquisition of the Aker Entities described above, we entered into several new bilateral credit facilities with major U.S. and European banks. Approximately $369.1 million was outstanding under these facilities at April 1, 2011.

During the first six months of fiscal 2011, our cash and cash equivalents decreased by $190.9 million to $747.9 million at April 1, 2011. This compares to a net decrease in cash and cash equivalents of $194.6 million, to $839.1 million, during the corresponding period last year. During the six months ended April 1, 2011, we used $632.5 million of cash and cash equivalents for investing activities. This cash outflow was offset in part by net cash inflows of $77.0 million from operating activities and $364.5 million from financing activities.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our operations provided net cash of $77.0 million during the six months ended April 1, 2011. This compares to net cash inflows of $117.2 million for the corresponding period last year. The $40.1 million decrease in cash provided by operations for the six months ended April 1, 2011 as compared to the corresponding period last year was due primarily to a $37.3 million decrease relating to changes in our working capital accounts (discussed below).

With respect to the $37.3 million decrease in cash flows relating to changes in our working capital accounts, there was no unusual activity occurring in these accounts during the six months ended April 1, 2011.

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

This relationship between revenues and costs, and between receivables and payables is unique for our industry, and facilitates review at the total working capital level. The $37.3 million decrease in cash flows relating to changes in our working capital accounts was due simply to the timing of cash receipts and payments within our working capital accounts and is not indicative of any known trend or fundamental change to the underlying business.

We used $632.5 million of cash and cash equivalents for investing activities during the six months ended April 1, 2011 as compared to $406.1 million during the corresponding period last year. The $226.4 million increase in cash used for investing activities for the six months ended April 1, 2011 as compared to the corresponding period last year was due to increased business acquisition activity.

During the six months ended April 1, 2011, we acquired certain operations within the process and construction business of Aker Solutions ASA. We also acquired TechTeam Government Solutions, Inc., Sula Systems Ltd., Damon S. Williams Associates, L.L.C., and two other smaller niche engineering and design firms.

Our financing activities resulted in net cash inflows of $364.5 million during the six months ended April 1, 2011. This compares to net cash inflows of $92.8 million during the corresponding period last year. The $271.7 million net increase in cash flows from financing activities during the six months ended April 1, 2011 as compared to the corresponding period last year was due primarily to the financing of the acquisition of the Aker Entities.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $747.9 million in cash and cash equivalents at April 1, 2011, compared to $938.8 million at October 1, 2010. Our consolidated working capital position at April 1, 2011 was $1.4 billion, a decrease of $80.4 million from October 1, 2010. We have a long-term, unsecured, revolving credit facility providing up to $290.0 million of debt capacity, under which approximately $39.0 million was utilized at April 1, 2011 in the form of direct borrowings and letters of credit. We believe that the capacity, terms and conditions of our long-term revolving credit facility, combined with other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.

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

Interest Rate Risk

Our primary source for long-term credit is a $290.0 million, long-term, unsecured revolving credit facility. The total amount outstanding under this facility in the form of direct borrowings at April 1, 2011 was $10.2 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the Company can use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 1, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2007 the I-35W bridge in Minneapolis, Minnesota suffered a tragic collapse. The bridge was designed and built in the early 1960’s. Sverdrup & Parcel and Associates, Inc. (“Sverdrup & Parcel”) provided design services to the Minnesota Department of Transportation (“MnDOT”) on the bridge. Sverdrup & Parcel was a predecessor company to Sverdrup Corporation, a company acquired by Jacobs in 1999. Several lawsuits have been filed against a consultant who had been providing engineering analyses of the bridge prior to its collapse, and against a contractor who was providing maintenance and construction work on the bridge at the time of its collapse. No lawsuits have been filed directly against the Company by any of the primary plaintiffs. The consultant and the contractor have filed suit against the Company claiming that the Company was liable for negligent design services by Sverdrup & Parcel, and against MnDOT claiming that MnDOT had an obligation to inspect, maintain and repair the bridge and that it failed to do so. MnDOT filed a suit against the Company, the consultant, and the contractor claiming that it is entitled to be indemnified for amounts that it paid out under its Victims Compensation Fund, and demanding that the Company share in the $37 million that MnDOT has paid to settle with the primary plaintiffs.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The contractor’s suit against the Company has been dismissed without any compensation being paid by the Company. We understand that the consultant has settled all of the plaintiffs’ and MnDOT’s claims against it. We understand that the contractor has settled all of the plaintiffs’ and MnDOT’s claims against it. The consultant’s suit against the Company demands the Company share in the $52 million that the consultant has paid to settle with the primary plaintiffs. The Company’s motions to dismiss the claims against it by the consultant and MnDOT based on the State Statute of Repose and other basis were denied by the trial court. The Company filed an appeal. The appellate court reversed the trial court and granted the Company’s motion to dismiss the consultant’s claim. The consultant petitioned the Minnesota Supreme Court to grant review. The appellate court upheld the trial court’s decision denying the Company’s motion to dismiss MnDOT’s claim. The Company petitioned the Minnesota Supreme Court to grant review. The Minnesota Supreme court granted the petition for review in both matters. Oral argument was held on April 11, 2011. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Item 1A.	Risk Factors.

Please refer to Item 1A—Risk Factors on pages 19 through 29 of our 2010 Form 10-K, which is incorporated herein by reference. There have been no material changes from those risk factors previously disclosed in our 2010 Form 10-K.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

10.1 –	Term Loan Agreement dated January 27, 2011 between Jacobs Engineering U.K. Limited and Royal Bank of Scotland Finance (Ireland).

10.2 –	Senior Term Loan Facility dated January 26, 2011 between Jacobs Nederland B.V. and BNP Paribas.

10.3 –	Senior Term Loan Facility dated January 26, 2011 between Jacobs Engineering U.K. Limited and Bank of America, N.A., London Branch.

10.4 –	Senior Term Loan Facility dated January 26, 2011 between Jacobs Australia Pty Limited Limited and Bank of America, N.A., Australian Branch.

10.5 –	Form of Guaranty among certain subsidiaries of Jacobs Engineering Group Inc. and Royal Bank of Scotland Finance (Ireland), BNP Paribas, Bank of America, N.A., London Branch, and Bank of America, N.A., Australian Branch.

10.6 –#	Employment Agreement dated December 23, 2010 between Jacobs Engineering Group Inc. and Gary Mandel.

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain appendices have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the omitted appendices to the SEC upon request.
#	Management contract or compensatory plan or arrangement.

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

Date: April 29, 2011