Form 10-Q
period 2011-07-01
JACOBS ENGINEERING GROUP INC /DE/
filed 2011-07-29
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2011

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

Number of shares of common stock outstanding at July 20, 2011: 127,551,611

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	July 1, 2011 (Unaudited)	October 1, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$773,819	$938,842
Receivables	2,177,632	1,659,844
Deferred income taxes	116,894	117,698
Prepaid expenses and other	56,381	50,658

Total current assets	3,124,726	2,767,042

Property, Equipment and Improvements, Net	292,870	215,032

Other Noncurrent Assets:
Goodwill	1,744,255	1,118,889
Miscellaneous	877,466	582,954

Total other non-current assets	2,621,721	1,701,843

	$6,039,317	$4,683,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$548,743	$79,399
Accounts payable	330,335	303,877
Accrued liabilities	934,185	661,278
Billings in excess of costs	281,064	194,899
Income taxes payable	35,488	—

Total current liabilities	2,129,815	1,239,453

Long-term Debt	2,455	509

Other Deferred Liabilities	753,869	579,027

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—127,471,580 shares and 125,909,073 shares, respectively	127,472	125,909
Additional paid-in capital	840,629	767,514
Retained earnings	2,470,018	2,251,366
Accumulated other comprehensive loss	(296,276)	(285,741)

Total Jacobs stockholders’ equity	3,141,843	2,859,048
Noncontrolling interests	11,335	5,880

Total Group stockholders’ equity	3,153,178	2,864,928

	$6,039,317	$4,683,917

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Nine Months Ended July 1, 2011 and July 2, 2010

(In thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Revenues	$2,744,178	$2,507,725	$7,658,369	$7,572,484
Costs and Expenses:
Direct cost of contracts	(2,331,466)	(2,235,537)	(6,525,438)	(6,587,906)
Selling, general and administrative expenses	(273,332)	(227,105)	(761,917)	(704,010)

Operating Profit	139,380	45,083	371,014	280,568

Other Income (Expense):
Interest income	1,317	1,974	3,390	3,608
Interest expense	(2,568)	(8,174)	(6,115)	(9,491)
Miscellaneous income (expense), net	3,172	(1,644)	3,216	(3,138)

Total other income (expense), net	1,921	(7,844)	491	(9,021)

Earnings Before Taxes	141,301	37,239	371,505	271,547
Income Tax Expense	(49,365)	(17,999)	(131,531)	(102,339)

Net Earnings of the Group	91,936	19,240	239,974	169,208
Net Income Attributable to Noncontrolling Interests	(1,260)	(197)	(3,225)	(228)

Net Earnings Attributable to Jacobs	$90,676	$19,043	$236,749	$168,980

Net Earnings Per Share:
Basic	$0.72	$0.15	$1.89	$1.36
Diluted	$0.71	$0.15	$1.86	$1.35

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended July 1, 2011 and July 2, 2010

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net Earnings of the Group	$91,936	$19,240	$239,974	$169,208

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(9,631)	(32,965)	(2,573)	(39,276)
Gain (loss) on cash flow hedges	(835)	(2,513)	1,241	(1,637)
Change in pension liability	(1,892)	5,714	(8,440)	15,141

Other comprehensive loss before taxes	(12,358)	(29,764)	(9,772)	(25,772)
Income tax benefit (expense)	653	(537)	(763)	(3,326)

Net other comprehensive loss	(11,705)	(30,301)	(10,535)	(29,098)

Net Comprehensive Income (Loss) of the Group	80,231	(11,061)	229,439	140,110
Net Comprehensive Income Attributable to Noncontrolling Interests	(1,260)	(197)	(3,225)	(228)

Net Comprehensive Income (Loss) Attributable to Jacobs	$78,971	$(11,258)	$226,214	$139,882

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended July 1, 2011 and July 2, 2010

(In thousands)

(Unaudited)

	2011	2010
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$239,974	$169,208
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	42,650	48,202
Intangible assets	26,493	17,512
Stock based compensation	20,843	17,647
Excess tax benefits from stock based compensation	(6,764)	(3,014)
Equity in (earnings) losses of investees, net of dividends	(2,613)	1,025
Gains on sales of assets, net	(580)	—
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(255,607)	(33,332)
Prepaid expenses and other current assets	(5,448)	8,223
Accounts payable	(43,231)	(60,535)
Accrued liabilities	116,445	103,545
Billings in excess of costs	9,807	(7,859)
Income taxes payable	21,053	(27,420)
Deferred income taxes	4,157	3,483
Other, net	(7,236)	525

Net cash provided by operating activities	159,943	237,210

Cash Flows from Investing Activities:
Additions to property and equipment	(83,571)	(41,229)
Disposals of property and equipment	3,059	13,774
Purchases of investments	—	(105,175)
Acquisitions of businesses, net of cash acquired	(710,837)	(258,798)
Other, net	1,352	(5,203)

Net cash used for investing activities	(789,997)	(396,631)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	825,618	—
Repayments of long-term borrowings	(238,773)	(182)
Proceeds from short-term borrowings	9,972	206,791
Repayments of short-term borrowings	(138,452)	(129,537)
Proceeds from issuances of common stock	36,166	27,642
Excess tax benefits from stock based compensation	6,764	3,014
Other, net	(28,767)	(6,014)

Net cash provided by financing activities	472,528	101,714

Effect of Exchange Rate Changes	(7,497)	(34,232)

Net Decrease in Cash and Cash Equivalents	(165,023)	(91,939)
Cash and Cash Equivalents at the Beginning of the Period	938,842	1,033,619

Cash and Cash Equivalents at the End of the Period	$773,819	$941,680

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2011

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at July 1, 2011 and for the three and nine month periods ended July 1, 2011 and July 2, 2010.

The Company has evaluated subsequent events through the date of filing this Form 10-Q with the United States Securities and Exchange Commission. No material subsequent events have occurred since July 1, 2011 that required recognition or disclosure in these financial statements.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the accounting for variable interest entities (“VIEs”). These revisions require the Company to perform an analysis to determine whether it is the primary beneficiary of its VIEs. The Company is deemed to be the primary beneficiary of a VIE if it has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits, or obligation to absorb losses, that could potentially be significant to the VIE. The revisions adopted by the FASB eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE and significantly enhances disclosures. The new accounting requirements became effective for the Company as of the beginning of fiscal 2011. The adoption of this revised standard did not have a material effect on the Company’s consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2011

(continued)

Business Combinations

Acquisitions of TechTeam, Sula, DSWA, Magellan Consulting, Alpha Telecom, and CES

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

Also in December 2010 we acquired the assets of two other, smaller niche firms: (i) Magellan Consulting which provides services to clients in the education market, and (ii) Alpha Telecom Services Company which provides services to clients in the telecommunications industry.

In May 2011, we acquired a majority ownership interest in Consulting Engineering Services (India) Private Limited (“CES”). CES is a leading power, infrastructure, and civil engineering company in India, headquartered in Delhi. CES employs approximately 2,000 people and provides a range of solutions in infrastructure, development, planning, engineering, and construction management. The acquisition of CES nearly doubles the Company’s resources and capabilities in and expands our presence in other regions in Asia and the Middle East.

The results of operations of the acquired businesses have been included in the Company’s consolidated results of operations commencing with the dates control of the acquired businesses was obtained.

The above acquisitions were not material to the Company’s consolidated financial statements at July 1, 2011 and for the three and nine month periods ended July 1, 2011.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2011

(continued)

The Aker Solutions ASA Transaction

On February 1, 2011, the Company acquired certain operations within the process and construction (“P&C”) business of Aker Solutions ASA. We made this acquisition for the purpose of significantly expanding Jacobs’ global presence in the mining and minerals market; providing a new geographic region with South America; and strengthening Jacobs’ presence in China and Australia. Jacobs’ regional presence in Europe and North America will also be enhanced as a result of this acquisition.

The purchase price was $675.0 million plus approximately $234.6 million representing certain transactions specified in the share purchase agreement (“SPA”) and a preliminary estimate of net cash and working capital acquired. At closing, the Company funded approximately $909.6 million pursuant to the SPA. The acquisition was financed through a combination of cash-on-hand and borrowings under a number of new, bilateral credit facilities with major U.S. and European banks. The results of operations of the Aker entities have been included in the Company’s consolidated results of operations commencing with the date control of the entities was obtained. During the quarter ended July 1, 2011, the Company and Aker Solutions ASA completed certain actions to obtain control of the Aker Solutions P&C operations in China.

The following table presents the unaudited, pro forma consolidated results of operations for each of the three and nine month periods ended July 1, 2011 and July 2, 2010 as if the acquisition of the Aker Solutions’ P&C operations had occurred at the beginning of fiscal 2010. These pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the Aker Solutions’ P&C operations actually been acquired at the beginning of fiscal 2010; or (ii) future results of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Revenues	$2,746,178	$2,677,604	$8,010,502	$8,096,172
Net earnings attributable to Jacobs	90,762	28,381	244,182	185,940

The purchase price allocation is subject to revision. Additional valuation work is being conducted regarding customer relationships, backlog, and technology, and the final allocation will be made when such valuation work is complete. The following table presents the preliminary allocation of the purchase price to the net assets (excluding intangibles and goodwill) of the Aker Solutions’ P&C operations acquired as of the date of acquisition (in thousands):

Assets:
Cash and cash equivalents	$329,689
Receivables and other current assets	145,069
Property and equipment, and other	122,111

Total assets	596,869

Liabilities:
Current liabilities	196,049
Long-term liabilities	21,444

Total liabilities	217,493

Net assets acquired	$379,376

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2011

(continued)

The Company expects to collect substantially all of the acquired receivables of $134.3 million.

The SPA includes a net cash adjustment and a working capital adjustment (each as defined). The net cash and working capital of the businesses acquired at closing will be compared to reference amounts as specified in the SPA. If the net cash and working capital acquired exceeds the reference amounts by more than $25 million, then the Company must pay such excess to the seller; and if the reference amounts for net cash and working capital exceed the amounts actually acquired by more than $25 million, then the seller must pay such deficiency to the Company. These payments are subject to a cap of $175.8 million. We are in the process of determining any net cash and working capital adjustments.

The Company continues the process of determining the fair values of separately identifiable intangible assets acquired as part of this transaction. The following table presents the Company’s current estimate of the values of the acquired intangible assets (in thousands):

Amounts Assigned
Customer relationships / backlog	$136,000
Technology	23,000

Total	$159,000

The preliminary values of intangible assets subject to amortization are included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheet at July 1, 2011, and are being amortized over lives that range from 1 year to 15 years (the weighted average life for all intangibles is 12.8 years). The preliminary amount of goodwill created as a result of this transaction is summarized as follows (in thousands):

Purchase price	$910,000
Amount assigned to the net assets acquired	(379,000)
Estimated amount assigned to intangible assets	(159,000)
Deferred taxes related to intangible assets	55,000

Goodwill created, preliminary	$427,000

Some of the factors contributing to a purchase price that resulted in the recognition of goodwill include: (i) the opportunity to expand our client base in the United States, the United Kingdom, Canada, Australia, and China; (ii) the opportunity to enter new geographical markets in South America; (iii) the opportunity to expand our presence in the mining and minerals market; (iv) access to a large, highly-trained and stable workforce; and (v) the opportunity of achieving operating synergies.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2011

(continued)

Receivables

The following table presents the components of “Receivables” appearing in the accompanying Consolidated Balance Sheets at July 1, 2011 and October 1, 2010 as well as certain other related information (in thousands):

	July 1, 2011	October 1, 2010
Components of receivables:
Amounts billed	$1,070,806	$818,761
Unbilled receivables and other	1,031,831	793,918
Retentions receivable	74,995	47,165

Total receivables, net	$2,177,632	$1,659,844

Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$311,435	$309,176

Claims receivable	$23,496	$14,201

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

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, net in the accompanying Consolidated Balance Sheets at July 1, 2011 and October 1, 2010 consisted of the following (in thousands):

	July 1, 2011	October1, 2010
Land	$24,469	$12,223
Buildings	142,395	90,565
Equipment	452,318	433,395
Leasehold improvements	142,693	142,358
Construction in progress	13,281	3,570

	775,156	682,111

Accumulated depreciation and amortization	(482,286)	(467,079)

	$292,870	$215,032

Property, equipment and improvements, net at July 1, 2011 includes $49.1 million related to the purchase of an office building and the associated equipment and furniture. The office building had been subject to a purchase option and is described as “Lease 1” in Note 10—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-26 of our 2010 Form 10-K.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2011

(continued)

Notes Payable

The Company’s revolving credit facility and most of its separate bilateral facilities expire in the third quarter of fiscal 2012. During the third quarter of fiscal 2011 these facilities became short-term, which resulted in the Company reclassifying the amounts outstanding under these facilities from long-term to short-term in the accompanying Consolidated Balance Sheet at July 1, 2011.

Other Deferred Liabilities

The following table presents the components of “Other deferred liabilities” as shown in the accompanying Consolidated Balance Sheets at July 1, 2011 and October 1, 2010 (in thousands):

	2011	2010
Liabilities relating to defined benefit pension and early retirement plans	$484,748	$396,939
Liabilities relating to nonqualified deferred compensation arrangements	88,508	77,765
Deferred income taxes	144,001	82,485
Miscellaneous	36,612	21,838

Total	$753,869	$579,027

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

Certain cost-reimbursable contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates or target costs, and/or meeting other performance criteria as defined in the contracts. Failure to meet these targets can result in unrealized incentive fees. We recognize incentive fees based on expected results using the percentage-of-

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2011

(continued)

completion method of accounting. As the contract progresses and more information becomes available, the estimate of the anticipated incentive fee that will be earned is revised as necessary. We bill incentive fees based on the terms and conditions of the individual contracts. In certain situations we are allowed to bill a portion of the incentive fees over the performance period of the contract. In other situations, we are allowed to bill incentive fees only after the target criterion has been achieved. Incentive fees which have been recognized but not billed are included in receivables in the accompanying Consolidated Balance Sheets.

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

In making our qualitative analysis, the Company assesses each VIE to determine those activities that most significantly impact the VIE’s economic performance and whether the Company, another entity, or multiple entities have the power to direct those activities.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2011

(continued)

If we determine that we have the power to direct those activities of the VIE that most significantly impact its financial performance and have the right or obligation to receive benefits or absorb losses that could potentially be significant to the VIE then we are the primary beneficiary of the VIE and we consolidate the VIE. If we determine that we do not have the power to direct the most significant activities of the VIE or power is shared by two or more unrelated parties then we are not the primary beneficiary and we do not consolidate the VIE.

For the Company’s unconsolidated joint ventures, we use the equity method of accounting. The Company does not currently participate in any significant VIEs in which it has a controlling financial interest.

There were no changes in facts and circumstances in the quarter that caused the Company to reassess the method of accounting for its VIEs.

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

The following table sets forth pass-through costs included in revenues for the three and nine months ended July 1, 2011 and July 2, 2010 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Pass-through costs included in revenues	$486,010	$705,600	$1,561,858	$2,154,547

Disclosures About Defined Pension Benefit Obligations

The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and nine month periods ended July 1, 2011 and July 2, 2010 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Component:	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Service cost	$7,665	$5,734	$22,337	$17,122
Interest cost	15,310	13,648	44,953	40,691
Expected return on plan assets	(14,815)	(11,981)	(43,568)	(35,738)
Amortization of previously unrecognized items	4,193	3,185	12,357	9,478

Net periodic benefit cost	$12,353	$10,586	$36,079	$31,553

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2011 (in thousands):

Cash contributions made during the first nine months of fiscal 2011	$61,052
Cash contributions we expect to make during the remainder of fiscal 2011	11,270

Total	$72,322

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2011

(continued)

During the three months ended July 1, 2011, the Company made $24.6 million in contributions to the Company’s defined benefit pension plans in the United Kingdom as part of a plan to meet statutory funding requirements.

The change in pension liability included in the Consolidated Statements of Comprehensive Income for the three and nine months ended July 1, 2011 and July 2, 2010 relates primarily to the effects of exchange rate changes.

Earnings Per Share and Certain Related Information

The following table (i) reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the three and nine months ended July 1, 2011 and July 2, 2010; (ii) provides information regarding the number of non-qualified stock options that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	125,903	124,328	125,438	123,960
Effect of stock options and restricted stock	1,675	1,639	1,792	1,655

Denominator used to compute diluted EPS	127,578	125,967	127,230	125,615

Antidilutive stock options and restricted stock	3,045	2,380	3,681	3,120

Shares of common stock issued from the exercise of stock options and the release of restricted stock	928.1	374.6	1,999.8	1,072.2

Accounting for and Disclosure of Guarantees and Contingencies

Please refer to Note 10—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-26 of our 2010 Form 10-K for a discussion of our various commitments and contingencies. In April 2011, the Company completed the purchase of the building subject to Lease 1 described under “Guarantees” in Note 10 of Notes to the Consolidated Financial Statements included in its 2010 Form 10-K.

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

Overview

Acquisitions of TechTeam, Sula, DSWA, Magellan Consulting, Alpha Telecom, and CES

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

Also in December 2010 we acquired the assets of two other, smaller niche firms; (i) Magellan Consulting which provides services to clients in the education market, and (ii) Alpha Telecom Services Company which provides services to clients in the telecommunications industry.

In May 2011, we acquired a majority ownership interest in Consulting Engineering Services (India) Private Limited (“CES”). CES is a leading power, infrastructure, and civil engineering company in India, headquartered in Delhi. CES employs 2,000 people and provides a range of solutions in infrastructure, development, planning, engineering, and construction management.

The results of operations of the acquired businesses have been included in the Company’s consolidated results of operations commencing with the dates control of the acquired businesses were obtained.

The Aker Solutions ASA Transaction

On February 1, 2011, the Company acquired certain operations within the process and construction business of Aker Solutions ASA (the “Aker Entities”). The Company’s results of operations for the three and nine months ended July 1, 2011 includes the results of operations of the Aker Entities since the date of the acquisition. For the three and nine months ended July 1, 2011, the Aker Entities contributed approximately $252.9 million and $425.2 million, respectively, of revenues; $40.5 million and $70.0 million, respectively, of selling, general and administrative (“SG&A”) expenses (which includes approximately $1.6 million and $5.1 million, respectively, of costs associated with due diligence and integration activities); and net earnings of $12.7 million and $18.1 million; respectively.

The SIVOM Judgment

During the third quarter of fiscal 2010, the Company received an unfavorable court judgment relating to a waste incineration project in France for the SIVOM de Mulhousienne (the “SIVOM Judgment”). The SIVOM project was performed by a consortium of contractors that was led by one of our subsidiaries under a contract that was entered into in 1996, prior to our acquisition of that subsidiary. As a result of the judgment, we recorded a pre-tax charge to earnings of approximately $93.3 million. Net of the effects of the charge on the Company’s long-term incentive bonus plan and income taxes, the effect on net earnings attributable to Jacobs for the three and nine months ended July 2, 2010 was approximately $60.3 million, or $0.48 per diluted share.

The $93.3 million pre-tax charge is reflected in the accompanying, unaudited Consolidated Statements of Earnings for the three and nine months ended July 2, 2010 as a $25.9 million reduction in revenues; an approximate $58.7 million increase in direct costs of contracts; and an $8.7 million increase to interest expense (which is net of certain interest the SIVOM was ordered to pay to the Company). In addition, the SIVOM Judgment resulted in a $6.4 million reduction to the Company’s incentive bonus plan (the cost of which is included in SG&A expenses).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

In this MD&A, we discuss and analyze certain elements of the Company’s results of operations for the three and nine months ended July 1, 2011 as they compare to the corresponding periods last year before and after the effects of the SIVOM Judgment. Although such fiscal 2010 information before the effects of the SIVOM Judgment is non-U.S. GAAP in nature, it is presented because Management believes it provides a better view of the Company’s operating results for the readers of this Quarterly Report on Form 10-Q to assess the Company’s performance and operating trends.

The following table reconciles (i) the Company’s consolidated results of operations for the three months and nine months ended July 2, 2010 presented in accordance with U.S. GAAP to (ii) the Company’s consolidated results of operations for the three months and nine months ended July 2, 2010 excluding the effects of the SIVOM Judgment (in thousands, except earnings per share):

For the Three Months Ended July 2, 2010:

Financial Statement Element	Results as Presented (GAAP)	Effects of the SIVOM Judgment	Results Before the Effects of the SIVOM Judgment (non-GAAP)
Revenue	$2,507,725	$(25,894)	$2,533,619
Direct cost of contracts	$(2,235,537)	$(58,641)	$(2,176,896)
Selling, general, and administrative expenses	$(227,105)	$6,363	$(233,468)
Net interest income (expense)	$(6,200)	$(8,725)	$2,525
Earnings (loss) before taxes	$37,239	$(86,897)	$124,136
Income tax (expense) benefit	$(17,999)	$26,620	$(44,619)
Net earnings (loss) attributable to Jacobs	$19,043	$(60,277)	$79,320
Diluted earnings (loss) per share	$0.15	$(0.48)	$0.63

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the Nine Months Ended July 2, 2010:

Financial Statement Element	Results as Presented (GAAP)	Effects of the SIVOM Judgment	Results Before the Effects of the SIVOM Judgment (non-GAAP)
Revenue	$7,572,484	$(25,894)	$7,598,378
Direct cost of contracts	$(6,587,906)	$(58,641)	$(6,529,265)
Selling, general, and administrative expenses	$(704,010)	$6,363	$(710,373)
Net interest income (expense)	$(5,883)	$(8,725)	$2,842
Earnings (loss) before taxes	$271,547	$(86,897)	$358,444
Income tax (expense) benefit	$(102,339)	$26,620	$(128,959)
Net earnings (loss) attributable to Jacobs	$168,980	$(60,277)	$229,257
Diluted earnings (loss) per share	$1.35	$(0.48)	$1.83

Results of Operations

Net earnings for the third quarter of fiscal 2011 ended July 1, 2011 totaled $90.7 million, or $0.71 per diluted share, compared to $19.0 million, or $0.15 per diluted share ($79.3 million, or $0.63 per diluted share, before the effects of the SIVOM Judgment), for the third quarter of fiscal 2010.

For the nine months ended July 1, 2011, net earnings totaled $236.7 million, or $1.86 per diluted share, compared to $169.0 million, or $1.35 per diluted share ($229.3 million, or $1.83 per diluted share, before the effects of the SIVOM Judgment), for the nine months ended July 2, 2010.

Total revenues for the fiscal quarter ended July 1, 2011 were $2.7 billion, compared to $2.5 billion for the corresponding period last year. Total revenues for the nine months ended July 1, 2011 were $7.7 billion, compared to $7.6 billion for the corresponding period last year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the various types of services we provide for the three and nine months ended July 1, 2011 and July 2, 2010 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Technical Professional Services Revenues:
Project Services	$1,387,872	$1,054,646	$3,686,238	$3,177,666
Process, Scientific, and Systems Consulting	205,644	225,471	603,305	667,234

Total Technical Professional Services Revenues	1,593,516	1,280,117	4,289,543	3,844,900

Field Services Revenues:
Construction	804,406	967,131	2,336,260	2,923,591
Operations and Maintenance (“O&M”)	346,256	260,477	1,032,566	803,993

Total Field Services Revenues	1,150,662	1,227,608	3,368,826	3,727,584

Total Revenues	$2,744,178	$2,507,725	$7,658,369	$7,572,484

For the three and nine months ended July 1, 2011, Project Services revenues increased by 31.6% and 16.0%, respectively, as compared to the corresponding periods last year. This increase was attributable primarily to revenues earned by the Aker Entities.

For the three and nine months ended July 1, 2011, Construction services revenues decreased by 16.8% and 20.1%, respectively, compared to the corresponding periods last year. Contributing to the declines in Construction services revenues is the winding-down of one large project in the energy & refining-downstream market combined with a reduction in pass-through costs (discussed below).

For the three and nine months ended July 1, 2011, revenues from O&M services increased 32.9% and 28.4%, respectively, as compared to the corresponding periods last year. These increases relate primarily to higher O&M activities on projects for the United States federal government (particularly as it relates to government test facilities) and for our clients operating in the Oil & Gas-Upstream and Chemicals and Polymers industries.

The Aker Entities contributed approximately $36.8 million and $71.0 million, respectively of Field Service revenues during the three and nine months ended July 1, 2011.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and nine months ended July 1, 2011 and July 2, 2010 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
National Government Programs	$556,154	$576,923	$1,714,590	$1,715,040
Refining - Downstream	531,886	759,383	1,634,795	2,311,344
Chemicals and Polymers	421,131	296,224	1,009,220	923,808
Infrastructure	346,644	217,005	994,868	673,530
Buildings	207,186	213,568	675,065	627,219
Oil & Gas - Upstream	251,594	163,021	567,883	408,703
Pharmaceuticals and Biotechnology	100,953	137,045	287,162	488,380
Mining and Minerals	159,040	6,394	295,154	17,393
Industrial and Other	169,590	138,162	479,632	407,067

	$2,744,178	$2,507,725	$7,658,369	$7,572,484

For the three and nine months ended July 1, 2011, revenues from clients operating in the Infrastructure market were 59.7% and 47.7% higher, respectively, as compared to the corresponding periods last year. Contributing to these increases were higher Project Services revenues for various transportation projects combined with the revenues earned from the Aker Entities. For the three and nine months ended July 1, 2011, revenues from clients operating in the Chemicals and Polymers markets were 42.2% and 9.2% higher, respectively, as compared to the corresponding periods last year. Contributing to these increases were revenues earned from the Aker Entities.

For the three and nine months ended July 1, 2011, revenues from clients operating in the Mining and Minerals markets are up significantly from the corresponding periods last year, due primarily to the Aker Entities.

Direct costs of contracts for the three months ended July 1, 2011 increased $95.9 million, or 4.3%, to $2.33 billion as compared to $2.24 billion for the corresponding period last year. Direct costs of contracts for the nine months ended July 1, 2011 decreased $62.5 million to $6.53 billion from $6.59 billion for the corresponding period last year. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such items as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

For the three and nine months ended July 1, 2011, pass-through costs decreased $219.6 million and $592.7 million, respectively, as compared to the corresponding periods last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

As a percentage of revenues, direct costs of contracts for the three and nine months ended July 1, 2011 was 85.0% and 85.2%, respectively. This compares to 89.1% and 87.0%, respectively for the three and nine months ended July 2, 2010. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the direct cost of contracts percentage will be. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

SG&A expenses for the third quarter of fiscal 2011 increased $46.2 million, or 20.4%, to $273.3 million compared to $227.1 million for the corresponding period last year. SG&A expenses for the nine months ended July 1, 2010 increased $57.9 million, or 8.2%, to $761.9 million compared to $704.0 million for the corresponding period last year. The Aker Entities contributed $40.5 million and $70.0 million, respectively (inclusive of due diligence and integration costs) of SG&A expenses for the three and nine months ended July 1, 2011.

Included in SG&A expenses for the nine months ended July 2, 2010 is an $11.4 million charge relating to the Company having ceased using one of its offices located in Houston, Texas, and entering into a sublease of the entire property for its remaining lease term.

Interest expense for the three and nine months ended July 1, 2011 decreased $5.6 million and $3.4 million, respectively, as compared to the corresponding periods last year. Excluding the effects of the SIVOM Judgment, interest expense for the three and nine months ended July 1, 2011 increased $4.3 million and $6.5 million, respectively as compared to the corresponding periods last year. Interest expense for the three and nine months ended July 1, 2011 was due primarily to the debt incurred in connection with the acquisition of the Aker Entities.

On May 31, 2011, we acquired an additional 55% ownership interest in Consulting Engineering Services (India) Private Limited (“CES”). Prior to that date, we owned 15% of the outstanding equity of CES. We have accounted for the acquisition of the additional 55% interest in accordance with the acquisition method of accounting and, accordingly, re-measured our previous 15% ownership interest at fair value. Included in miscellaneous income for the third quarter of fiscal 2011 is a one-time holding gain of approximately $3.7 million representing the difference between the fair value of our preexisting investment in CES and our carrying value immediately prior to the acquisition date.

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

The following table summarizes our backlog at July 1, 2011 and July 2, 2010 (in millions):

	2011	2010
Technical professional services	$8,666.3	$7,793.2
Field services	5,335.6	5,662.5

Total	$14,001.9	$13,455.7

Our backlog increased $546.2 million, or 4.1%, to $14.0 billion at July 1, 2011 from $13.5 billion at July 2, 2010. Backlog at July 1, 2011 includes approximately $647.0 million of backlog relating to the Aker Entities. Also included in backlog at July 1, 2011 are new awards from clients operating in the Oil &Gas-Upstream and the Pharmaceuticals and Biotechnology industries.

Liquidity and Capital Resources

At July 1, 2011, our principal sources of liquidity consisted of $773.8 million of cash and cash equivalents, and $77.7 million of available borrowing capacity under our $290.0 million, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

In addition to our revolving credit facility, we entered into several new bilateral credit facilities with major U.S. and European banks in connection with the acquisition of the Aker Entities. Approximately $308.6 million was outstanding under these facilities at July 1, 2011. And in connection with our fiscal 2009 acquisition of a one-third interest in AWE Management Ltd., we entered into a short-term credit facility with a major U.K. bank of which $46.5 million was outstanding at July 1, 2011.

During the nine months ended July 1, 2011, our cash and cash equivalents decreased by $165.0 million to $773.8 million at July 1, 2011. This compares to a net decrease in cash and cash equivalents of $91.9 million, to $941.7 million, during the corresponding period last year. During the nine months ended July 1, 2011, we used $790.0 million of cash and cash equivalents for investing activities. This cash outflow was offset in part by net cash inflows of $159.9 million from operating activities and $472.5 million from financing activities.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our operations provided net cash of $159.9 million during the nine months ended July 1, 2011. This compares to net cash inflows of $237.2 million for the corresponding period last year. The $77.3 million decrease in cash provided by operations for the nine months ended July 1, 2011 as compared to the corresponding period last year was due primarily to a $139.6 million decrease relating to changes in our working capital accounts.

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

This relationship between revenues and costs, and between receivables and payables is unique for our industry, and facilitates review of our liquidity at the total working capital level. The $139.6 million decrease in cash flows relating to changes in our working capital accounts was due primarily to the timing of cash receipts and payments within our working capital accounts combined with an increase in our receivables relative to the increase in our overall business activity. During the nine months ended July 1, 2011, we experienced a slight increase in the age of our receivables. This situation is due primarily to a change in our customer and business mix, combined with certain customers implementing internal system and process changes which has contributed to delays in processing our receivables. We believe this situation does not present a significant risk to the Company’s cash flow.

We used $790.0 million of cash and cash equivalents for investing activities during the nine months ended July 1, 2011 as compared to $396.6 million during the corresponding period last year. The $393.4 million increase in cash used for investing activities during the nine months ended July 1, 2011 as compared to the corresponding period last year was due to increased business acquisition activity. During the nine months ended July 1, 2011, we acquired TechTeam, Sula, DSWA, a controlling interest in CES, the Aker Entities, and two other, smaller niche engineering and design firms.

Additions to property and equipment used $83.6 million of cash and cash equivalents during the nine months ended July 1, 2011 as compared to $41.2 million used during the corresponding period last year. Included in fiscal 2011 additions of property and equipment is $49.1 million related to the purchase of an office building and the associated equipment and furniture.

Our financing activities resulted in net cash inflows of $472.5 million during the nine months ended July 1, 2011. This compares to net cash inflows of $101.7 million during the corresponding period last year. The $370.8 million net increase in cash flows from financing activities during the nine months ended July 1, 2011 as compared to the corresponding period last year was due primarily to the financing of the acquisition of the Aker Entities.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. Although borrowings under our $290.0 million, unsecured, revolving credit facility classified previously as long-term debt became current during the third quarter of fiscal 2011 (the facility expires in the third quarter of fiscal 2012), we nevertheless had $773.8 million in cash and cash equivalents at July 1, 2011, compared to $938.8 million at October 1, 2010. Our consolidated working capital position at July 1, 2011 was $994.9 million; a decrease of $532.7 million from October 1, 2010. Additionally, there was $77.7 million of borrowing capacity remaining under our revolving credit facility at July 1, 2011. We believe that the capacity, terms and conditions of our revolving credit facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.

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

Interest Rate Risk

Our primary source for credit is a $290.0 million, unsecured revolving credit facility. The total amount outstanding under this facility in the form of direct borrowings at July 1, 2011 was $183.3 million. This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the Company can use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 1, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

10.1 –#	Amendment No.1 dated July 1, 2011 to the July 1, 2010 consulting agreement between Jacobs Engineering Group Inc. and Noel G. Watson filed as Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q.

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.

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

Date: July 29, 2011