Form 10-K
period 2011-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2011-11-21
CIK 52988

2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011                         Commission File No. 1-7463

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

☒    Yes - ☐    No

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

Indicate by check-mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No

There were 128,134,615 shares of common stock outstanding as of November 15, 2011. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $6.5 billion as of April 1, 2011, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the Registrant’s definitive Proxy Statement to be issued in connection with its 2010 Annual Meeting of Shareholders.

JACOBS ENGINEERING GROUP INC.

Fiscal 2011 Annual Report on Form 10-K

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

General

We are one of the largest technical professional services firms in the world and are headquartered in the United States. Our business focuses on providing a diverse range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. We provide four broad categories of services:

•	Project services (which include engineering, design, architectural, interiors, planning, and similar services);

•

Process, Scientific, and Systems Consulting services (which include a wide variety of services performed in connection with scientific testing, analysis, and consulting activities, as well as information technology, and systems engineering and integration activities);

•

Construction services (which encompasses traditional field construction services as well as modular construction activities, and includes direct-hire construction and construction management services); and

•

Operations and Maintenance services (which include services performed in connection with operating large, complex facilities on behalf of clients, as well as services involving process plant and facilities maintenance).

We provide our services through offices and subsidiaries located primarily in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia.

We focus our services on clients operating in the following industries and markets:

•	Oil and gas exploration, production, and refining;

•	Programs for various national governments, including aerospace, defense, and environmental programs;

•	Chemicals and polymers;

•	Mining and minerals;

•	Pharmaceuticals and biotechnology;

•	Infrastructure;

•

Buildings (which includes retail and commercial buildings as well as specialized buildings for clients operating in the fields of healthcare, education, and high technology; governmental complexes; and other specialized civic and mission critical buildings, installations, and laboratories);

•	Power;

•	Pulp and paper;

•	Technology and manufacturing; and,

•	Food and consumer products, among others.

Jacobs Engineering Group Inc. was incorporated under the laws of the State of Delaware on January 8, 1987. On March 4, 1987, the corporation succeeded by merger to the business and assets of Jacobs Engineering Group Inc., a California corporation that, in 1974, had succeeded to a business organized originally by our founder, Dr. Joseph J. Jacobs, in 1947. Unless the context otherwise requires, all references herein to “Jacobs” or the “Registrant” are to Jacobs Engineering Group Inc. and its predecessors, and references to the “Company,” “we,” “us” or “our” are to Jacobs Engineering Group Inc. and its consolidated subsidiaries. The common stock of Jacobs has been publicly held since 1970 and is currently listed on the New York Stock Exchange under the trading symbol JEC.

Business Strategy

General

There are four major components of our business strategy:

•	A passionate focus on safety and BeyondZero®;

•	A relationship-based approach to client interactions;

•	A strong focus on cost management; and

•	An organizational structure that facilitates efficient project management and execution, and promotes the sharing of resources.

Acquisitions play an important role in our business strategy as they allow us to expand on existing client relationships as well as develop new ones. Acquisitions also allow us to grow our technical and project management capabilities, to penetrate new geographies, and to leverage our cost structure across geographic areas.

Safety and BeyondZero®

Most companies in our industry try to provide their employees with a safe and secure work environment. They create safety programs, require employee training, and make every effort to build awareness. We do this too, but we see safety differently.

In 2007 we introduced BeyondZero®, a Company-wide initiative designed to educate and train our employees, and to instill in them a “culture of caring” that follows them outside of the workplace or jobsite. BeyondZero® inspires our organization to a deeper, richer, emotional commitment to the safety of our employees, their families, their clients, partners and friends, and beyond.

Providing an injury-free and incident-free work environment is a critical element of the relationship we have with our employees and subcontractors. It is also a paramount issue in our dealings with our clients, and our safety program and BeyondZero® are fundamental elements of our overall approach to risk management. A safe work environment is critical to our long-term success and growth.

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

With BeyondZero® we have developed a culture of caring where concern for our employees’ health and safety extends past office walls, beyond field sites, and past the perception that injured employees simply cost the Company time and money. It’s about safekeeping. Ultimately, safe job sites and office environments benefit our clients, promote employee morale, and enhance the long-term relationships we have with our clients, employees, and business partners.

Relationship-Based Business Model

Our relationship-based business model is central to our sustained growth and profitability. We aggressively pursue the development of long-term affiliations and alliances with our clients. By working as a partner with our clients on their capital programs, we increase our understanding of their overall business needs, as well as the unique technical requirements of their projects. This increased understanding gives us the opportunity to provide superior value to our clients. We market all of our services to clients in connection with their projects where the scope of work required is within our expertise. By integrating and bundling our services (i.e., providing design, engineering, and construction services on the same project), we can price contracts more competitively and enhance overall profitability while delivering additional value to our clients.

Our relationship-based business model also helps us more fully understand the risks inherent in our projects, which in turn allows us to better manage those risks. Our approach also provides us with opportunities to market those services our clients are expected to need in the pre-design phase, such as master planning, permitting, or project finance options, and also the post start-up and commissioning phases of a facility, such as operations and maintenance services. This model, however, does not preclude us from undertaking discrete projects. We will accept and perform discrete projects for our clients if we can negotiate acceptable pricing and other contract terms and conditions.

Closely linked to our relationship-based business model is our multi-domestic geographic strategy for conducting business around the world. As part of this strategy, we act and operate as a local contractor in geographic areas of the world in which we do business. We believe it is important for us as a company to “be local” with respect to our network of offices and operations. Because our offices can generally sustain themselves with a base load of local work, we are able to support our multinational clients with their cross-border capital projects. Our core clients can depend on us for assistance with their engineering and construction needs when they move projects around the world. Our multi-domestic strategy also allows us to be competitive around the world to the extent we are awarded large projects and are able to perform meaningful portions of the project utilizing local resources rather than exporting the work to other offices within the group.

Cost Management

Our continual emphasis on managing costs is an important component of our business model. As the global economy expands and companies providing technical, professional, and construction services are required to compete against each other across geographic boundaries, the company that can provide its clients with cost-efficient solutions to their project needs has the advantage. Our attention to cost control throughout every level of our organization allows us to deliver superior technical, professional, and construction services safely, efficiently, and within the cost and time parameters our clients require.

Organizational Structure and Resource Sharing

Our organizational structure and integrated system for delivering services are key components of our business strategy. Our operating units generally use a matrix organizational structure whereby our project management functions are supported by the various technical engineering, design, and construction disciplines that are necessary to effectively execute long-term engineering and construction contracts. Crucial functions, such as project controls and procurement, are embedded within each of our major offices and serve operations by providing specialized services required by projects. In addition, we actively employ a boundaryless approach to the way we serve our clients. We do not maintain “profit centers” within the Company, nor do our operating groups compete against each other for contracts. Instead, our organizational structure encourages our operating groups to work cohesively, while simultaneously helping to reduce costs and promote an efficient delivery system for all of our services.

The Role of Acquisitions in Our Business Strategy

Our relationship-based business model is a significant driver of our acquisition strategy. When we review potential acquisition targets, we are conscious of the effect the acquisition may have on our client base. We favor acquisitions that allow us to expand or enhance the range of services we provide existing clients, and/or gain access to new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our major clients. The following is a brief description of some of our recent key acquisitions:

•

In May 2011, we acquired an additional 55% interest in Consulting Engineering Services (“CES”), a leading power, infrastructure, and civil engineering company, headquartered in Delhi, India. Founded in 1969, CES employs more than 2,000 people and provides a range of solutions in infrastructure development, planning, engineering, and construction management. This acquisition significantly increases our existing resources and capabilities in India to more than 4,500 employees and expands our presence in other regions in Asia and the Middle East.

•

In February 2011, we completed one of the larger acquisitions in the Company’s history. We acquired Aker Solutions’ Process and Construction (“P&C”) business, a 4,500-person operating unit serving the oil, gas, and refining markets, as well as mining and minerals, chemicals, energy and environmental industries. The primary purposes for acquiring Aker’s P&C business were to expand significantly our global presence in the mining and metals market; provide a new geographic region with South America; and enhance our regional presence in Australia, Europe, and North America. In a related transaction completed in April 2011, we acquired Aker Projects (Shanghai) Company Limited (Aker Solutions’ onshore P&C operations in China). This element of the Aker transactions greatly expanded our presence and capabilities in China.

•

In December 2010, we acquired Damon S Williams (“DSWA”), a 50-person professional services firm headquartered in Phoenix, Arizona. Founded in 1987, the consulting firm specializes in water and wastewater facilities, with expertise in planning, design, construction administration and operations services. The primary purpose for acquiring DSWA was to expand our water and wastewater capabilities to better serve our customers in the western United States.

•

In October 2010 we acquired Sula Systems Ltd (“Sula”), a 70-person professional services firm headquartered in Gloucestershire, England. Founded in 1996, Sula provides systems engineering and technical services on large, complex programs and projects to clients in the United Kingdom defense and aerospace markets. Sula is also involved in a number of major defense programs in areas such as armored vehicles, complex weapons, test and evaluation, submarine nuclear propulsion, and capability and network level systems engineering. Sula also provides services relating to civil airliners and space-based subsystems. The primary purpose for acquiring Sula was to expand the Company’s position in the defense and aerospace markets.

•

In October 2010, we acquired TechTeam Government Solutions, Inc. (“TechTeam”), formerly a wholly owned subsidiary of TechTeam Global, Inc. TechTeam is a 500-person information technology (“IT”) solutions company that provides support to U.S. federal, state and local government agencies, including the United States Department of Homeland Security, U.S. Army and U.S. Army Corps of Engineers. The firm’s core competencies include systems integration, enterprise application integration, ERP implementation support, IT infrastructure support, network operations management, and call center operations. The primary purpose for acquiring TechTeam was to expand the Company’s IT, modeling, and simulation services capabilities with the U.S. federal government.

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

In any particular year, we will also make smaller acquisitions as opportunities arise. With respect to all of our acquisitions, we move very quickly to integrate our operations post-closing. We typically assign senior operations personnel to manage the overall integration process with assistance from our Sales, Accounting, Legal, IT, Human Resources, and Risk Management departments. Although integrating newly acquired businesses can be very challenging, the assimilation process is critical in order to assure (i) that our global businesses processes and systems are properly deployed throughout the newly-acquired entities and (ii) we can begin to leverage-off the acquired talents, skills, and expertise to grow our business and help our clients execute their capital programs. Newly-acquired businesses are not left as stand-alone entities within the Company’s internal reporting system. The businesses we acquire are typically folded-in within existing operational organizations within the Company.

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

The following table sets forth our revenues from each of our four service categories for each of the last five fiscal years (in thousands of dollars):

	2011	2010	2009	2008	2007
Project Services	$5,070,575	$4,224,898	$4,644,043	$5,128,456	$3,828,179
Process, Scientific and Systems Consulting	815,561	888,405	894,446	770,223	597,116
Construction	3,060,820	3,722,101	4,763,640	4,239,439	2,990,177
Operations and Maintenance	1,434,708	1,080,113	1,165,247	1,114,041	1,058,498

	$10,381,664	$9,915,517	$11,467,376	$11,252,159	$8,473,970

Project Services

We employ all of the engineering, architectural, interiors, design, planning, and related disciplines necessary to design and engineer modern process plants (including projects for clients in the chemicals and polymers; pharmaceuticals and biotechnology; upstream oil & gas; refining; food and consumer products; mining and minerals; and other basic resources industries); buildings (including facilities for clients in the healthcare; education; and criminal justice markets; as well as other specialized buildings for clients in the private sector); infrastructure projects (including highways, roads, bridges, and other transportation systems; water and wastewater treatment plants; water resources facilities; and other similar plants and facilities); technology and manufacturing facilities (for clients in the aerospace; automotive; defense; semiconductor; and electronics industries); consumer products manufacturing facilities; power plants and stations; pulp and paper plants; and other facilities.

We are capable of providing our clients with a variety of value engineering services, including “safety in design.” Through safety in design we integrate best practices, hazard analysis, and risk assessment methods early in the design phase of projects, taking those steps necessary to eliminate or mitigate injury and damage during the construction, start-up, testing and commissioning, and operations phases of a project.

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

Process, Scientific, and Systems Consulting Services

We employ all of the professional and technical skills and expertise with respect to a broad range of consulting services, including: performing pricing studies, market analyses, and financial projections necessary in determining the feasibility of a project; performing gasoline reformulation modeling; analyzing and evaluating layout and mechanical designs for complex processing plants; analyzing automation and control systems; analyzing, designing, and executing biocontainment strategies; developing and performing process protocols with respect to the U.S. Food and Drug Administration-mandated qualification and validation requirements; providing consultation on proposed railway and airport expansion projects; and performing geological and metallurgical studies.

Also included in this service category are the revenues relating to professional and program management services required to assist clients (such as the U.S. federal government and its agencies) in a wide range of defense and aerospace-related programs. Such services typically are more technical and scientific in nature than other project services we provide, and may involve such tasks as supporting the development and testing of conventional weapons systems; weapons modeling and simulations; computer systems development, maintenance, and support; evaluation and testing of mission-critical control systems; aerospace, testing, and propulsion systems and facilities; and other highly technical programs and tasks.

Construction Services

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

Operations and Maintenance (“O&M”) Services

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

O&M also includes process plant maintenance services, which generally involves all of the tasks required to keep a process plant (typically a refinery or chemical plant) in day-to-day operation. Such tasks could include the repair and replacement of pumps, piping, heat exchangers, and other equipment as well as “turnaround” work, which involves major refurbishment that can only be performed when the plant is shut down. Since shutdowns are expensive to the owners of the plant, turnaround work often requires maximizing the number of skilled craft personnel who can work efficiently on a project on a 24-hour-per-day, seven-day-per-week basis. We use sophisticated computer scheduling and programming to complete turnaround projects quickly, and we maintain contact with a large pool of skilled craft personnel we can hire as needed on maintenance and turnaround projects.

Although the gross profit margins we realize from O&M services are generally lower than those associated with the other services we provide, the costs to support maintenance activities are also generally lower. Furthermore, although engineering and construction projects may be of a short-term nature, O&M services often result in long-term relationships with clients. For example, we have been providing maintenance services at several major process plants within the U.S. for several decades. This aspect of maintenance services greatly reduces the selling costs in respect of such services.

Financial Information About Segments

Although we describe our business in this Annual Report on Form 10-K in terms of the various services we provide, the markets in which our clients operate, and the geographic areas in which we operate, we have concluded that our operations may be aggregated into one reportable segment pursuant to accounting principles generally accepted in the U.S. (“U.S. GAAP”). In making this determination, we considered the various economic characteristics of our operations, including: the nature of the services we provide, the nature of our internal processes for delivering and distributing those services, and the types of customers we have. In addition to the discussion that follows, please refer to Note 14 — Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

There is a high degree of similarity among the workforces employed across the categories of services we provide. For example, professionals in engineering and design services (i.e., services provided by persons who are degreed, and in certain circumstances licensed, such as engineers, architects, scientists, and economists) exist in all four service categories. In addition, there is a high degree of similarity among a significant component of the workforces we employ to perform construction and O&M projects. In providing construction and O&M services, we employ a large number of skilled craft labor personnel. These may include welders, pipe fitters, electricians, crane operators, and other personnel who work on very large capital projects (in the case of projects classified within the construction services category) or on smaller capital projects (in the case of maintenance projects classified within the O&M services category).

Our operating units use a matrix organizational structure. Our results, therefore, are dependent on groups representing technical disciplines (e.g., electrical engineering, mechanical engineering, cost engineering, etc.) and supporting project management personnel (who maintain the relationship between our clients and us who are ultimately responsible for delivering projects to our clients safely, on time, and on budget). Additionally, all of our operating regions use common tools, policies, and procedures to manage and run their respective units. These include project review meetings, project performance evaluations, and project execution plans.

The use of technology throughout our organization is highly uniform. Whether it is computer-aided design and drafting (“CADD”) applications used by our engineering and design staff, or modeling programs used by the scientific and consulting staff, or scheduling, estimating, and cost control applications used by home-office personnel in support of our construction and maintenance activities, all of the service categories described above are equally affected by changes in technology as they occur in the economy at large.

Furthermore, the types of information and internal reports used by the Company’s chief operating decision maker (the “CODM”, who is also the Company’s chief executive officer) and other members of management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these similarities, we have concluded that our operations may be aggregated into one reportable segment for purposes of the disclosures included in this Annual Report on Form 10-K.

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

The following table sets forth our revenues from each of the various industry groups and markets in which our clients operate for each of the last five fiscal years (in thousands of dollars):

	2011	2010	2009	2008	2007
National Government Programs	$2,313,240	$2,314,548	$2,148,688	$1,784,150	$1,363,564
Refining – Downstream	2,256,092	2,876,059	3,850,734	3,525,838	2,443,850
Chemicals and Polymers	1,461,125	1,203,373	1,210,027	1,409,868	1,238,350
Infrastructure	1,219,633	938,978	933,519	935,333	681,367
Buildings	893,528	869,248	793,041	900,115	573,566
Oil & Gas – Upstream	753,471	559,492	895,284	1,102,743	890,943
Mining & Minerals	449,194	26,161	136,851	66,206	31,174
Pharmaceuticals and Biotechnology	404,687	589,795	875,007	978,867	756,178
Industrial and Other	630,694	537,863	624,225	549,039	494,978

	$10,381,664	$9,915,517	$11,467,376	$11,252,159	$8,473,970

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

Specific to NASA is our ability to design, build, operate, and maintain highly complex facilities relating to space systems, including test and evaluation facilities, launch facilities, and support infrastructure. We’ve played an integral role for NASA in delivering support to virtually every major space program, including the International Space Station; space shuttle recertification; space observatories; aerospace transportation systems; space propulsion systems; advanced materials research; and advanced research and development activities, such as protein crystal growth experiments for the development of new drugs and vaccines.

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

We have provided advanced technology engineering services to the DoD for more than 50 years, and currently support major defense programs in the United States and internationally. We operate and maintain several DoD test centers and provide services such as aerodynamic testing of next-generation fighter aircraft; propulsion testing for space programs; testing of the U.S. Army’s next-generation ground mobile weapon systems; and acquisition support for weapons systems such as air-to-air missile systems and precision-guided smart weapons for high-value targets. We assist in the acquisition and development of systems and equipment for Special Operations Forces, as well as the development of biological, chemical, and nuclear detection and protection systems.

We support and maintain enterprise information systems for government and commercial clients worldwide, ranging from the operation of complex computational networks to the development and validation of specific software applications. We support the DoD in a number of information technology programs, including network design, integration, and support; command and control technology; development and maintenance of databases and customized applications; and security solutions.

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

We believe the U.K.’s mandatory climate change and energy saving program, the CRC Energy Efficiency Scheme, and the European Union’s Energy Policy for 2011-2020 provide us tremendous opportunity to offer our carbon management, waste management, recycling, landfill, and methane emissions reduction services to our clients. In the U.S., much of our work relates to major environmental statutes, with particular emphasis on the U.S.’ Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act, as well as green infrastructure over the next 10 years.

Our clients include the DoD, the U.K.’s Nuclear Decommissioning Authority (“NDA”), the U.S. Army Corps of Engineers, and the United States Air Force Center for Environmental Excellence (“AFCEE”). Some of these projects require execution of capital projects involving sustainment, repair, and modernization of military facilities and infrastructure.

Additionally, we support our clients in such areas as pollution prevention assessments; underground storage tank removal; contaminated soil and water remediation, monitoring and systems cleanup; long-term water quality management plans; and air quality planning and permitting. Much of this type of work is in support of large infrastructure projects that are underway both in Europe and in North America.

As a differentiating aspect of our support to clients, we provide asset management services in the form of long-term infrastructure operations and maintenance. This is an integral part of our services for the U.S. Department of Energy (“DoE”). Asset management also includes building closures that involve deactivation, decommissioning, and demolition of government facilities.

Refining- Downstream

Our typical refining projects range in size from several thousand dollars to multi-billion-dollar facilities, and include new design and construction, revamps or expansions of existing plants, turnarounds, upgrades of individual process units within refineries, and long-term maintenance services. In addition to our core services for our global refining clients, we provide process assessments, facility appraisals, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services. We are also a market leader in clean fuels, environmental, and compliance projects – all meeting government regulatory requirements.

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

Chemicals and Polymers

The types of projects we execute for our clients operating in the chemicals and polymers industries include feedstock synthesis, chemical synthesis, and polymerization. This includes high-pressure processes to produce industrial chemicals and low-pressure, multi-product processes to produce specialty and fine chemicals. We have extensive knowledge of and experience with advanced polymerization reactors and state-of-the-art, post-reactor processing techniques to help bring new products and new facilities to market quickly and economically. One of our areas of focus, due to high feedstock costs, is gasification to produce the feeds for chemicals and fertilizers.

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

Transportation infrastructure development/rehabilitation is a core competency of our infrastructure business. Our systems include alternative delivery methods such as design-build, public-private funding ventures, and enterprise management options. Typical projects include highways, bridges, transit, tunnels, airports, railroads, intermodal facilities, and maritime or port projects where our interdisciplinary teams work independently or as an extension of the client’s staff. We also help shape this market by providing program advisory services relating to public-private partnerships and tollways that result in improving mobility within a region’s existing infrastructure with limited traditional transportation funding. Providing alternative financing methods has also proven successful in Europe where there is privatization of public infrastructure systems.

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

Buildings

Our diversified client base encompassing both public and private sectors throughout the United States, many parts of Europe, and the Middle East relates primarily to institutional, commercial, government and corporate buildings, including projects at many of the world’s leading medical and research centers, and universities. We focus our efforts and resources in areas where capital spending initiatives drive demand, and where changes and advances in technology require innovative, value-adding solutions.

We have specific capabilities in energy and power, master planning, and commissioning for office headquarters, aviation facilities, mission-critical centers, municipal and civic buildings, courts and correctional facilities, retail, mixed-use and commercial centers, healthcare and education campuses, and recreation complexes, including some of the most high-profile entertainment facilities. We also specialize in the management of large national rollout store and distribution center programs for top, publicly traded retailers.

Of particular significance is our growing success in applying our diversified technical skill base to both public and private sector clients requiring complete program management. Such contracts typically involve providing technical, professional, and construction services over multiple years to clients with whom we have long standing relationships and tenure of successful service, including alliance or framework programs. We also provide integrated facility management services for which we (often through joint ventures with third parties) assume full responsibility for the ongoing operation and maintenance of entire commercial or industrial complexes on behalf of the client.

Advanced technology clients require highly specialized buildings in the fields of medical research, nano science, biotechnology, and laser sciences. We offer total integrated design and construction management solutions to these projects, many of which are world leaders in their function.

Our national building projects include large, multi-year government building programs in the U.S. and Europe, including renovating and modernizing terminal radar control centers, air traffic control towers, and other aviation facilities; planning and design services for offices, data centers and mission control facilities; and support for complex government-sponsored laboratory and research facilities.

U.S. government agencies we serve include the Federal Aviation Administration (“FAA”); the General Services Administration (“GSA”); the Internal Revenue Service (“IRS”); the U.S. Departments of State, Treasury, Agriculture, Homeland Security, and Defense; and the Army National Guard, among others. In the U.K., we are leading the Custodial Services’ project management delivery program to upgrade the U.K. prison stock and also certain security-led programs such as upgrading works to the Palace of Westminster and some Regional Police Authorities.

We are providing our full range of services to the DoD on military family housing; quality of life projects; training, maintenance, and readiness facilities; and command and control centers, as well as military facilities supporting the DoD’s global re-basing program, the 2005 Base Realignment and Closure (“BRAC”) program.

Oil & Gas — Upstream

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

Typical projects involve the design and construction of projects that recover oil and gas, and include oil thermal recovery facilities either by in-situ means (steam injection or steam-assisted gravity drainage) or oil sands mining, upgraders, pipelines, gas plants, and CO2 flood. These are typically large projects that may involve many of our offices and normally include our Mumbai, India office as a value-added center to reduce client costs.

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

Mining and Minerals

Our mining and minerals business targets the non-ferrous and ferrous metal markets, precious metals, energy minerals (uranium, coal, oil sands), industrial and fertilizer minerals (mineral sands, borates, trona, phosphates and potash). We work with many of the world’s current and upcoming successful resources companies undertaking new and existing facility upgrades and process plant developments. We offer project management; front-end studies; and full engineering, procurement, construction, and maintenance (“EPCM”) capabilities; completions, commissioning and start-up services specializing in new plant construction, brownfield expansions, and sustaining capital and maintenance projects.

For our mining and mineral clients, we offer proprietary iron ore pelletizing technology, as well as propriety designs for high-alloy equipment deployed in strong-acid environments. We also provide the industry proprietary sulfuric acid production technology through our Chemetics subsidiary — an important synergistic by-product of the smelting process and a key consumable in mines employing ore leaching technology.

By focusing on mitigating our clients’ resource risk, we are able to provide a reliable and familiar labor pool for their ongoing projects. By hosting local offices in the most active mining geographies (South America, Australia, Canada, India, South Africa), we can help our clients improve their project delivery and resource availability for overstretched labor markets.

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

Regulatory compliance, state-of-the-art technology, and increased efficiencies are critical issues to our clients in these industries. Such technology and knowledge encompass containment, barrier technology, locally controlled environments, building systems automation, and off-the-site design and fabrication of facility modules. We also bring such expertise in vaccine production and purification, and aseptic processing.

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

As new product discovery and development drive capital spending, our multi-domestic structure, as well as formal alliances and preferred provider agreements, enhances our ability to act as a program partner, helping clients effectively manage their strategic investments, and deliver their capital programs worldwide.

Industrial and Other

We provide a broad range of services to our clients operating in the power; pulp and paper; high-technology manufacturing; food, beverage, and consumer products industries and markets.

Power

In this market, we include power generation and cogeneration projects for the energy supply industry. Typical projects include simple and combined cycle power projects, cogeneration power plants, aeroderivative and industrial gas turbines, and emergency power generation stations. Services where we can offer specific assistance include procurement and commissioning of equipment.

Pulp and Paper

The pulp and paper industry has been consolidating for many years, and several of the traditional pulp and paper clients have emerged as major consumer product companies. These clients have created new opportunities for us in non-traditional areas, such as wall board plants and facilities that manufacture diapers and feminine care products. Typical projects range from small mill projects to complex, multi-million-dollar paper machine rebuilds, mill expansions, and the construction of new facilities.

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

Our pulp and paper capability extends through our offices in the U.S., U.K., France, Spain, Italy, and Mexico to clients worldwide. A significant portion of our work consists of assisting our clients in their compliance with environmental regulations and standards that affect the pulp and paper industry. We monitor all of the key environmental regulations affecting our clients and offer services, including compliance studies, permitting support, and design of pollution control systems. We also assist with complete permitting services, including associated air modeling, as well as compliance services regarding air pollutant standards and hazardous air pollutant emission limits from industrial boilers for our pulp and paper clients.

High-Technology Manufacturing

We provide our core services for a variety of high tech manufacturing and test facilities, particularly for clients in the automotive and industrial industries.

We are a leader in providing support to automotive manufacturers and component suppliers for the supply of testing services and the management of test assets. Typical automotive projects range from conceptual design and feasibility studies to complete design-build programs of aero-acoustic wind tunnels, engine test facilities, acoustic enclosures, transmission test stands; powertrain, environmental, emissions, altitude, and electromagnetic compatibility test facilities; in-line and end-of-line component test stands; and computer-based measurement and control systems.

We also provide our services for advanced technology and research facilities, including facilities supporting research in fusion and fission energy, nanoscale materials, and high-powered lasers and X-rays to support important research activities in the U.S., Europe, and the U.K.

We also perform projects for clients operating in the semiconductor industry. Projects in the semiconductor industry are typically more complex than many other commercial facilities, requiring a greater emphasis on cleanroom and similar high-end technologies. Our projects range from on-site plant engineering and tool hookups to multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce solar energy cells, microprocessors for computers, and other consumer electronic devices.

Food, Beverage and Consumer Products

Influenced by discerning, health-conscious consumers with increased awareness of nutrition and wellness, and as a result of growth in the industry, our clients are responding to consumer demands in Asia, Europe, and North America, as well as in certain developing countries. Producers are responding with innovation and renovation of core products, driving investments for new plants and retrofitting of existing ones.

As a leading provider to the entire food, beverage, and consumer products supply chain, our global presence and capabilities allow us to help our clients with targeted expansion and new investments. Our food processing services include hygienic design, clean-in-place (“CIP”) systems, heat transfer systems, material handling of liquids and solids, refrigeration, and compliance with government requirements.

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

Backlog

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. With respect to O&M contracts, however, we include in backlog the amount of revenues we expect to receive for only one succeeding year, regardless of the remaining life of the contract. For national government programs (other than U.S. federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, excluding option periods. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. In addition, the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. Our backlog includes expected revenues for contracts that are based on estimates. For information regarding our backlog including those risk factors specific to backlog, please refer to Item 1A — Risk Factors, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Significant Customers

The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last five fiscal years:

2011	2010	2009	2008	2007
24.4%	25.4%	20.3%	16.8%	16.6%

It is uncommon for a commercial customer to contribute 10% or more of the Company’s total revenues. On occasion, however, we will perform a number of field services projects for a single customer in the same fiscal year which, primarily because of the amount of pass-through costs (discussed below) that is included in revenue, will cause total revenue from that customer to exceed 10% of total consolidated revenues. For the fiscal year ended October 2, 2009 revenues earned from Motiva Enterprises LLC accounted for 12.2% of total consolidated revenues.

Financial Information About Geographic Areas

Selected financial information regarding the geographic areas in which we operate is included in Note 14 — Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Contracts

While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into three broad categories: cost-reimbursable, fixed-price, and guaranteed maximum price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last five fiscal years:

	2011	2010	2009	2008	2007
Cost-reimbursable	81%	86%	85%	86%	88%
Fixed-price	16	13	14	12	10
Guaranteed maximum price	3	1	1	2	2

In accordance with industry practice, most of our contracts (including those with the U.S. federal government) are subject to termination at the discretion of the client, which is discussed in greater detail in Item 1A — Risk Factors. In such situations, our contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of termination.

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

2011	2010	2009	2008	2007
$2,118.5	$2,723.3	$4,017.0	$3,517.4	$2,746.7

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

Employees

At September 30, 2011, we had approximately 45,700 full-time, staff employees (including contract staff). Additionally, as of September 30, 2011, there were approximately 14,500 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

			Year Joined the
Name	Age	Position with the Company	Registrant
Craig L. Martin	61	President, Chief Executive Officer and Director	1994
Thomas R. Hammond	60	Executive Vice President, Operations	1975
George A. Kunberger, Jr.	59	Executive Vice President, Global Sales	1979
Gregory J. Landry	63	Executive Vice President, Operations	1984
Joseph G. Mandel	51	Executive Vice President, Operations	2011
John W. Prosser, Jr.	66	Executive Vice President, Finance and Administration and Treasurer	1974
Cora L. Carmody	54	Senior Vice President, Information Technology	2008
William C. Markley, III	65	Senior Vice President and General Counsel	1981
Patricia H. Summers	54	Senior Vice President, Global Human Resources	2004
Nazim G. Thawerbhoy	64	Senior Vice President and Controller	1979

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Mr. Mandel and Ms. Carmody, have served in executive and senior management capacities with the Company for more than five years.

Prior to joining Jacobs in 2008, Ms. Carmody served as the Chief Information Officer for SAIC Inc., a large provider of scientific, engineering, systems integration and technical services and solutions, from August 2003 to April 2008. Mr. Mandel joined the Company in February 2011 through the acquisition of the Aker Entities. Mr. Mandel served in various senior management roles with Aker Solutions ASA since first joining them in 1995.

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

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. The risks described below highlight some of the factors that have affected and could affect us in the future. We may also be affected by unknown risks or risks that we currently think are immaterial. If any such events actually occur, our business, financial condition, and results of operations could be materially adversely affected.

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

Negative conditions in the credit and financial markets could impair our ability to operate our business, implement our acquisition strategy, and access our cash and short-term investments; it could also adversely affect our customers’ businesses.

Although we finance much of our operations using cash provided by operations, at times we depend on the availability of credit to grow our business and to help fund business acquisitions. In addition, some of our clients depend of the availability of credit to help finance their capital projects. Due to the continuing instability of the credit markets in the U.S. and abroad, the availability of credit has continued to be relatively difficult or expensive to obtain in spite of government efforts to stabilize the credit markets. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness (much of which is scheduled to expire in the third quarter of fiscal 2012), enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to us. In addition, these market conditions could negatively impact our clients’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse impact on our business, financial condition, and results of operations.

In addition, we are subject to the risk that the counterparties to our credit agreements may go bankrupt if they suffer catastrophic demand on their liquidity that will prevent them from fulfilling their contractual obligations to us. We also routinely enter into contracts with counterparties including vendors, suppliers, and subcontractors that may be negatively impacted by events in the credit markets. If those counterparties are unable to perform their obligations to us or our clients, we may be required to provide additional services or make alternate arrangements on less favorable terms with other parties to ensure adequate performance and delivery of services to our clients. These circumstances could also lead to disputes and litigation with our partners or clients, which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

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

Furthermore, our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, South America, and Asia. Some of our accounts hold deposits in amounts that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy or forced receivership, or have been seized by their governments, there is a risk that this may occur in the future. If this were to occur, we would be at risk of not being able to access our cash which may result in a temporary liquidity crisis that could impede our ability to fund operations.

Our vulnerability to the cyclical nature of the markets in which our clients operate is exacerbated during economic downturns.

We provide technical, professional, construction, and O&M services to clients operating in a number of markets including oil and gas exploration, production, and refining; programs for various national governments, including the U.S. federal government; chemicals and polymers; mining and minerals; pharmaceuticals and biotechnology; infrastructure; buildings; and other, general industrial and consumer businesses and markets (such as technology and manufacturing; pulp and paper; and food and consumer products). These markets and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending, particularly during periods of economic uncertainty.

Current global economic conditions have negatively impacted our clients’ ability and willingness to fund their projects. They have also caused our clients to reduce their capital expenditures, alter the mix of services purchased, seek more favorable price and other contract terms, and otherwise slow their spending on our services. For example, in the public sector, declines in state tax revenues as well as other economic declines may result in lower state and local government spending. In addition, due to these conditions many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions have reduced the demand for our services, which has had a significant negative impact on our business and results of operations.

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

Fluctuations in commodity prices may affect our customers’ investment decisions and therefore subject us to risks of cancellation, delays in existing work, or changes in the timing and funding of new awards.

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

We are a party to litigation in the normal course of business. Most litigation with which we are involved as a defendant relates to workers’ compensation, personal injury, environmental, employment/labor, professional liability, and similar matters. We can be exposed to claims and litigation if, for example, there is a failure at any of the projects for which we have provided engineering or other services. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution, and environmental damage and be brought by our clients or third parties, such as those who use or reside near our clients’ projects. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of our contracts with clients, subcontractors, and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses, and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts.

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

Contracts with the U.S. federal government and other governments and their agencies are subject to various uncertainties, restrictions, and regulations including oversight audits by various government authorities as well as cost controls. Government contracts are also exposed to uncertainties associated with funding. Contracts with the U.S. federal government, for example, are subject to the uncertainties of Congressional funding. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. As a result, our government clients may terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. In addition, the U.S. federal government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees. This practice and its adoption by other government entities could reduce the size and scope of contracts awarded to us. Since government contracts represent a significant percentage of our revenues (for example, those with the U.S. federal government represented approximately

24.4% of our total revenue in fiscal 2011), a significant reduction in government funding (e.g., as a result of the efforts of the U.S. Congress Joint Select Committee on Deficit Reduction) or the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations.

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

For fiscal 2011, approximately 19% of our revenues were earned under contracts that were either fixed-price or guaranteed maximum price in nature. For these contracts, we bear the risk of paying some, if not all, of any cost overruns. Under fixed-price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or our vendors’ or subcontractors’ inability to perform, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.

The contracts in our backlog may be adjusted, cancelled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog may not be a good indicator of our future gross margins.

As of the end of fiscal 2011, our backlog totaled approximately $14.3 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. In addition, the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of wide-spread economic slowdowns.

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

Much of the work performed under our contracts is performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability.

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

We are subject to U.S. federal, state, local and foreign laws and regulations that affect our business. For example, we are subject to a variety of environmental, health, and safety laws and regulations governing, among other things, discharges to air and water, the handling, storage, and disposal of hazardous or waste materials and the remediation of contamination associated with the releases of hazardous substances and human health and safety. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Violations of these regulations could subject us and our management to civil and criminal penalties and other liabilities.

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

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, we routinely provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance, and suspension or debarment from contracting, which could weaken our ability to win contracts and result in reduced revenues and profits and could have a material adverse impact on our business, financial condition, and results of operations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. If we are found to be liable for FCPA or other violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

The loss of or a significant reduction in business from one or a few customers could have an adverse impact on us.

A few clients have in the past and may in the future account for a significant portion of our revenue and/or backlog in any one year or over a period of several consecutive years. For example, in fiscal 2011, 2010, and fiscal 2009, approximately 24.4%, 25.4%, and 20.3%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay, or cancel their contracts at any time. Our loss of or a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.

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

Our larger competitors for engineering, construction, and maintenance services for process plants include Bechtel, Fluor, Foster Wheeler, KBR, Technip, WorleyParsons, the Shaw Group, and AMEC. In the area of buildings, our competitors include several of the competitors previously mentioned as well as HDR, HOK, AECOM, and Turner. In the area of infrastructure, our competitors include several of the competitors previously mentioned as well as URS, Parsons Brinckerhoff, HNTB, Tetra Tech, Parsons, and W.S. Atkins. In the area of national government programs, our principal competitors include several of the competitors listed above as well as SAIC, CH2M Hill, Weston, Lockheed Martin, and Computer Sciences Corporation.

In addition to the risks discussed elsewhere in Risk Factors, our international operations are also exposed to additional risks and uncertainties including unfavorable political developments and weak foreign economies.

For fiscal 2011, approximately 38% of our revenues was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. At a minimum, our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In addition, our international operations are subject to a variety of risks, including:

•	Recessions and other economic crises in other regions, such as Europe, or specific foreign economies and the impact on our costs of doing business in those countries;

•	Difficulties in staffing and managing foreign operations, including logistical and communication challenges;

•	Unexpected changes in foreign government policies and regulatory requirements;

•	Lack of developed legal systems to enforce contractual rights;

•	Renegotiation or nullification of our existing contracts;

•	The adoption of new, and the expansion of existing, trade or other restrictions;

•	Embargoes;

•	Acts of war, civil unrest, force majeure, and terrorism;

•	The ability to finance efficiently our foreign operations;

•	Social, political, and economic instability;

•	Expropriation of property;

•	Tax increases;

•	Limitations on the ability to repatriate foreign earnings; and

•	U.S. government policies.

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

Our business strategy involves growth through, among other things, the acquisition of other companies. Acquiring companies presents a number of risks, including:

•	Difficulties relating to combining previously separate entities into a single, integrated, and efficient business;

•	The effects of diverting management’s attention from day-to-day operations to matters involving the integration of acquired companies;

•	Assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition was negotiated;

•	Failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	Potentially substantial transaction costs associated with business combinations;

•	Potential impairment resulting from the overpayment for an acquisition;

•	Difficulties relating to assimilating the personnel, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;

•	Increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities; and

•	Difficulties in applying and integrating our system of internal controls to an acquired business.

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

Our quarterly operating results may fluctuate significantly, which could have a material negative effect on the price of our common stock, because of a number of factors, including:

•	Fluctuations in the spending patterns of our government and commercial customers;

•	The number and significance of projects executed during a quarter;

•	Unanticipated changes in contract performance, particularly with contracts that have funding limits;

•	The timing of resolving change orders, requests for equitable adjustments, and other contract adjustments;

•	Delays incurred in connection with a project;

•	Changes in prices of commodities or other supplies;

•	Weather conditions that delay work at project sites;

•	The timing of expenses incurred in connection with acquisitions or other corporate initiatives;

•	Natural disasters or other crises, such as the hurricanes affecting oil-producing regions like the Gulf of Mexico;

•	Staff levels and utilization rates;

•	Changes in prices of services offered by our competitors; and

•	General economic and political conditions.

Our actual results could differ from the estimates and assumptions used to prepare our financial statements.

In preparing our financial statements, our management is required under U.S. GAAP to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•	Recognition of contract revenue, costs, profit or losses in applying the principles of percentage of completion accounting;

•	Estimated amounts for expected project losses, warranty costs, contract close-out or other costs;

•	Recognition of recoveries under contract change orders or claims;

•	Collectability of billed and unbilled accounts receivable and the need and amount of any allowance for doubtful accounts;

•	The amount of reserves necessary for self-insured risks;

•	Accruals for estimated liabilities, including litigation reserves;

•	Valuation of assets acquired, and liabilities, goodwill, and intangible assets assumed, in acquisitions;

•	Valuation of stock-based compensation; and

•	The determination of liabilities under pension and other post-retirement benefit programs.

Our actual business and financial results could differ from our estimates of such results, which could have a material negative impact on our financial condition and results of operations.

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.

Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. As of September 30, 2011, we had $1.7 billion of goodwill, representing 28.9% of our total assets of $6.0 billion. We have chosen to perform our annual impairment reviews of goodwill at the end of the third quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.

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

Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price and may be at risk to the effects of rising inflation with respect to those contracts that are guaranteed maximum-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 81% during fiscal 2011), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition, and results of operations.

We may be affected by market or regulatory responses to climate change.

Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, there is a growing consensus that new and additional regulations may be enacted concerning, among other things, greenhouse gas emissions could result in increased compliance costs for us and our clients. Legislation, international protocols, regulation or other restrictions on emissions could also affect our clients, including those who are involved in the exploration, production or refining of fossil fuels. Such changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on our business, financial condition, and results of operations. However, these changes could also increase the pace projects, such as carbon capture or storage projects, that could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.

Our effective tax rate may increase or decrease.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations, and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. An increase or decrease in our effective tax rate could have a material adverse impact on our financial condition and results of operations.

Systems and information technology interruption could adversely impact our ability to operate.

We rely heavily on computer, information, and communications technology and related systems in order to properly operate our business. From time to time, we experience occasional system interruptions and delays. In the event we are unable to regularly deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be interrupted or result in the loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism, computer viruses, physical or electronic security breaches, or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects, which could have a material adverse impact on our business, financial condition, protection of intellectual property, and results of operations, as well as those of our clients.

We are subject to professional standards, duties and statutory obligations on professional reports and opinions we issue, which could subject us to monetary damages.

We issue reports and opinions to clients based on our professional engineering expertise as well as our other professional credentials that subject us to professional standards, duties and obligations regulating the performance of our services. For example, we issue opinions and reports to government clients in connection with securities offerings. If a client or another third party alleges that our report or opinion is incorrect or it is improperly relied upon and we are held responsible, we could be subject to significant monetary damages.

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

These types of provisions, as well as our ability to adopt a shareholder rights agreement in the future, could make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our shareholders. Accordingly, stockholders may be limited in the ability to obtain a premium for their shares.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Austria; Australia; Belgium; Canada; Chile; China; the Czech Republic; Finland; France; Germany; Greece; India; Italy; Mexico; Morocco; The Netherlands; Poland; Puerto Rico; Peru; Republic of Ireland; Saudi Arabia; Singapore; Spain; Sweden; United Arab Emirates; and the U.K. Such space is used for operations (providing technical, professional, and other home office services), sales, and administration. Most of our properties are leased. In addition, we own facilities located in Charleston, South Carolina which serve as our principal manufacturing and fabrication site for our modular construction activities. The total amount of space used by us for all of our operations is approximately 8.0 million square feet.

We also lease smaller, project offices located throughout the U.S., the U.K., and in certain other countries. We also rent a portion of our construction equipment on a short-term basis.

Item 3.	LEGAL PROCEEDINGS

The information required by this Item 3 is included in Note 11 — Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

	Low Sales Price	High Sales Price
Fiscal 2011:
First quarter	$37.39	$47.97
Second quarter	44.92	55.73
Third quarter	40.53	51.84
Fourth quarter	31.69	43.96

Fiscal 2010:
First quarter	$33.70	$47.90
Second quarter	35.02	46.30
Third quarter	34.91	50.68
Fourth quarter	34.39	40.00

Holders

According to the records of our transfer agent, there were 1,394 shareholders of record as of November 15, 2011.

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

Performance Graph

The following graph shows the changes over the past five-year period in the value of $100 invested at the end of fiscal 2006 in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Index, and (3) the Dow Jones Heavy Construction Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Jacobs Engineering Group Inc., the S&P 500 Index

and the Dow Jones US Heavy Construction Index

	2006	2007	2008	2009	2010	2011
Jacobs Engineering Group Inc.	100.00	202.27	145.35	122.98	103.57	86.42
S&P 500	100.00	116.44	90.85	84.58	93.17	94.24
Dow Jones US Heavy Construction	100.00	202.05	129.37	122.74	116.03	101.50

Note: The above information was provided by Research Data Group, Inc.

The stock performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. Amounts are presented in thousands, except for per share information:

	2011	2010 (a)	2009	2008	2007
Results of Operations:
Revenues	$10,381,664	$9,915,517	$11,467,376	$11,252,159	$8,473,970
Net earnings attributable to Jacobs	331,029	245,974	399,854	420,742	287,130

Financial Position:
Current ratio	1.53 to 1	2.23 to 1	2.17 to 1	1.74 to 1	1.78 to 1
Working capital	$1,099,308	$1,527,589	$1,522,548	$1,173,237	$1,001,644
Current assets	3,157,353	2,767,042	2,818,449	2,750,234	2,278,078
Total assets	6,049,428	4,683,917	4,428,614	4,278,238	3,389,421
Long-term debt	2,042	509	737	55,675	40,450
Total Jacobs stockholders’ equity	3,312,988	2,859,048	2,625,913	2,245,147	1,843,662
Return on average equity	10.73%	8.97%	16.42%	20.58%	17.58%

Backlog:
Technical professional services	$9,100,100	$7,588,900	$8,209,300	$8,085,200	$6,188,500
Field services	5,189,700	5,613,100	7,010,100	8,611,400	7,397,300

Total	$14,289,800	$13,202,000	$15,219,400	$16,696,600	$13,585,800

Per Share Information:
Basic earnings per share	$2.63	$1.98	$3.26	$3.47	$2.42
Diluted earnings per share	2.60	1.96	3.21	3.38	2.35
Stockholders’ equity	25.93	22.71	21.14	18.30	15.34

Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	127,235	125,790	124,534	124,357	122,226

Common Shares Outstanding At Year End	127,785	125,909	124,230	122,701	120,222

(a)	Includes non-recurring, after-tax charges totaling $60.3 million, or $0.48 per basic and diluted share, relating to the SIVOM Judgment (refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, below, for a description of these matters and their effects on the Company’s fiscal 2010 Consolidated Financial Statements, as well as for a reconciliation to the Company’s fiscal 2010 consolidated results of operations in accordance with U.S. GAAP).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

In order to understand better the changes that occur to key elements of our financial condition, results of operations, and cash flows, a reader of this Management’s Discussion and Analysis (“MD&A”) should be aware of the critical accounting policies we apply in preparing our consolidated financial statements.

The consolidated financial statements contained in this report were prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and the financial statements of any business performing long-term engineering and construction-type contracts requires management to make certain estimates and judgments that affect both the entity’s results of operations and the carrying values of its assets and liabilities. Although our significant accounting policies are described in Note 2 – Significant Accounting Policies of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K, the following discussion is intended to highlight and describe those accounting policies that are especially critical to the preparation of our consolidated financial statements.

Revenue Accounting for Contracts and Use of Joint Ventures—In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule; the costs of materials and labor; productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Many of our engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. For contracts containing incentive fee arrangements, fees are frequently based on achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues recognized from the project.

We provide for contract losses in their entirety in the period they become known, without regard to the percentage of completion. For multiple contracts with a single customer we account for each contract separately.

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

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures and consortiums. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. Very few of our joint ventures have employees. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. Rarely do they, in and of themselves, present any risk of loss to us or to our partners separate from those that we would carry if we were performing the contract on our own. Under U.S. GAAP, our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our Consolidated Financial Statements.

On October 2, 2010 the Company adopted the Financial Accounting Standards Board’s (“FASB”) new accounting guidance relating to the consolidation of variable interest entities (“VIE”). This guidance replaces the quantitative-based assessment for determining which participant in a VIE has a controlling interest in the VIE with an approach that is now primarily qualitative. The Company has reassessed its VIEs using the new guidance. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In evaluating our VIEs, we perform a qualitative analysis to determine whether or not we have a controlling financial interest in the VIE. We are deemed to have a controlling financial interest in a VIE if we have (i) the power to direct those activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the right to receive benefits, or obligation to absorb losses, that could potentially be significant to the VIE. In making our qualitative analysis, we assess each VIE to determine those activities that most significantly impact the VIE’s economic performance and whether we, another party, or multiple parties have the power to direct such activities.

If we determine that we have the power to direct those activities of the VIE that most significantly impact its financial performance and have the right or obligation to receive benefits or absorb losses that could potentially be significant to the VIE then we are the primary beneficiary of the VIE and we consolidate the VIE. If we determine that we do not have the power to direct the most significant activities of the VIE or power is shared by two or more unrelated parties then we are not the primary beneficiary and we do not consolidate the VIE. For the Company’s unconsolidated joint ventures, we use either the equity method of accounting or proportional consolidation. The Company does not currently participate in any significant VIEs in which it has a controlling financial interest that it does not consolidate.

Accounting for Stock Issued to Employees and Others— We measure the cost of employee services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. We estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model. Like all option-pricing models, the Black-Scholes models require the use of highly subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause drastically different fair values to be assigned to our stock option awards. For restricted stock units containing service and performance conditions, compensation expense is based on the fair value of such units using a Monte Carlo Simulation. Due to the uncertainties inherent in the use of assumptions and the results of applying Monte Carlo Simulations, the amount of expense recorded in the accompanying consolidated financial statements may not be representative of the effects on our future consolidated financial statements because equity awards tend to vest over several years and additional equity awards may be made in the future.

Accounting for Pension Plans— The accounting for pension plans requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions include discount rates, investment returns, and projected salary increases, among others. The actuarial assumptions used in determining the funded statuses of the plans are provided in Note 7 – Pension Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

The expected rates of return on plan assets for fiscal 2012 range from 2.7% to 7.5%; this compares to a range of 2.2% to 8.0% for fiscal 2011. We believe the range of rates we applied for fiscal 2012 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were changed from a range of 2.1% to 5.1% in fiscal 2010 to a range of 2.6% to 5.9% in fiscal 2011. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.

Changes in the actuarial assumptions often have a material affect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at September 30, 2011 was higher (lower) by 0.5%, the PBO would have been lower (higher) at that date by approximately $79.0 million for non-U.S. plans, and by approximately $28.3 million for U.S. plans. If the expected return on plan assets was higher (lower) by 1.0%, the net periodic pension cost for fiscal 2012 would be lower (higher) by approximately $7.6 million for non-U.S. plans, and by approximately $2.4 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the fairness of the actuarial assumptions used.

Contractual Guarantees, Litigation, Investigations, and Insurance— In the normal course of business, we are subject to certain contractual guarantees and litigation. The guarantees to which we are a party generally relate to project schedules and plant performance. Most of the litigation in which we are involved has us as a defendant in workers’ compensation; personal injury; environmental; employment/labor; professional liability; and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. We have elected, however, to retain a portion of losses that occur through the use of various deductibles, limits, and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured, and we intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of our contracts.

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

Testing Goodwill for Possible Impairment— The goodwill carried in our Consolidated Balance Sheets is tested annually for possible impairment. In performing the annual impairment test, we evaluate our goodwill at the reporting unit level. We have determined that we have two reporting units, which are based on geography. We refer to these reporting units internally as “Europe” and “Non-Europe”. Each of our reporting units conducts the business activities described elsewhere in this 2011 Form 10-K, which includes providing professional technical services such as design, engineering, and architectural services; construction and/or construction management services; and maintenance and operations services.

Our geography-based reporting units reflect the Company’s organizational structure, which is based predominately on geography, as well as our acquisition strategy, which favors acquisition targets that, among other things, provide access to new geographic areas. Our reporting units represent rational groupings into which substantially all of our major acquisitions (which are responsible for the goodwill appearing in our consolidated balance sheet) have been assimilated, and where all of the operations under each reporting unit share in the benefits of the goodwill created by our acquisitions.

U.S. GAAP does not prescribe a specific valuation method for estimating the fair value of reporting units. We determined that a market approach is an appropriate method for valuing our reporting units in light of its common use as a technique for valuing businesses in general. Using this method, the fair value of our reporting units was estimated by multiplying their respective after-tax earnings for the trailing twelve months by the Company’s overall average market earnings multiple. Since the activities of each reporting unit approximates that of the Company overall, we concluded that the use the Company’s market multiple for purposes of applying the market-based valuation approach was reasonable. We also consider the market multiples of similar businesses. We believe that the use of this multiple is appropriate considering that both reporting units have qualitative characteristics that are generally consistent with those of the parent company. Those characteristics include size in terms of resources (i.e., personnel); a large, diverse client base; broad geographic reach; and a broad range of design, engineering, and construction and construction management capabilities.

The determination of reporting units and the selection of the valuation technique used to estimate the fair value of the reporting units requires the exercise of judgment by management. The fair values resulting from the valuation technique used are not necessarily representative of the values we might obtain in a sale of the reporting units to willing third parties.

As mentioned above, the key inputs used in the valuation model are the after-tax earnings of our reporting units and the Company’s market-driven average earnings multiple. The multiples used for fiscal 2011, 2010, and 2009 were approximately 18, 14, and 15, respectively. In the event either the after-tax earnings of the Company’s reporting units or the Company’s market earnings multiples decline significantly after the date the annual impairment test is performed, the Company will re-perform the test at a date closer to fiscal year-end. We have determined that the fair value of our reporting units substantially exceeded their respective carrying values for fiscal years 2011, 2010 and 2009.

Based on the most recent results of our annual impairment tests, there were no indications of impairment of the goodwill shown in our Consolidated Balance Sheets at either September 30, 2011 or October 1, 2010.

Changes in the inputs used in our valuation model (i.e., declines in the Company’s average earnings multiple or the after-tax earnings of our reporting units) could result in an indication of possible impairment of goodwill in the future.

Fiscal 2011 — Overview

The most significant event that affects the comparability of the Company’s consolidated results of operations for fiscal 2011 to fiscal 2010 is the loss that was recorded last year in connection with the SIVOM Judgment.

During the third quarter of fiscal 2010, we received an unfavorable court judgment relating to a waste incineration project in France for the SIVOM de Mulhousienne (the “SIVOM Judgment”). The SIVOM project was performed by a consortium of contractors that was led by one of our subsidiaries under a contract that was entered into in 1996, prior to our acquisition of that subsidiary. As a result of the judgment, we recorded a pre-tax charge to earnings of approximately $93.3 million. Net of the effects of the charge on the Company’s long-term incentive bonus plan and income taxes, the effect on net earnings attributable to Jacobs for the fiscal year ended October 1, 2010 was approximately $60.3 million, or $0.48 per diluted share.

Because of the unusual nature of the SIVOM Judgment, we include in certain places within this MD&A a discussion of the Company’s consolidated results of operations for fiscal 2011 as it compares to fiscal 2010, both with and without the effects of the SIVOM Judgment. Although any fiscal 2010 information that excludes the effects of the SIVOM Judgment is non-U.S. GAAP, it is presented because Management believes such information provides a better point of reference for assessing the Company’s current financial performance and operating trends.

The following table reconciles the Company’s fiscal 2010 consolidated results of operations presented in accordance with U.S. GAAP to its fiscal 2010 consolidated results of operations excluding the effects of the SIVOM Judgment (in thousands, except earnings per share):

Financial Statement Element	Results as Presented (U.S. GAAP)	Effects of the SIVOM Judgment	Results Before the Effects of the SIVOM Judgment (non-U.S. GAAP)
Revenue	$9,915,517	$(25,894)	$9,941,411
Direct costs of contracts	$(8,582,912)	$(58,641)	$(8,524,271)
Selling, general, and administrative expenses	$(932,522)	$6,363	$(938,885)
Net interest income (expense)	$(5,083)	$(8,725)	$3,642
Earnings (loss) before taxes	$391,934	$(86,897)	$478,831
Income tax (expense) benefit	$(145,647)	$26,620	$(172,267)
Net earnings (loss) attributable to Jacobs	$245,974	$(60,277)	$306,251
Diluted earnings (loss) per share	$1.96	$(0.48)	$2.44

The Company’s net earnings increased $85.1 million, or 34.6%, from $246.0 million for fiscal 2010 to $331.0 million for fiscal 2011. Excluding the effects of the SIVOM Judgment, the Company’s net earnings increased $24.8 million, or 8.1%, from $306.3 million for fiscal 2010 to $331.0 million for fiscal 2011. Contributing to this increase in net earnings was an increase in revenues on projects for customers operating in a number of industry groups and markets including mining and minerals (due primarily to the acquisition of the Aker Entities, which is discussed in more detail in Note 3 of Notes to Consolidated Financial Statements); infrastructure; chemicals and polymers; and oil & gas – upstream). Also contributing to the increase in net earnings was good control over our selling, general and administrative (“SG&A”) expenses. Although SG&A expenses increased $108.1 million, or 11.6%, from $932.5 million in fiscal 2010 to $1.04 billion in fiscal 2011, the Aker Entities contributed approximately $113.0 million of this increase.

With respect to the Company’s consolidated financial condition, bank indebtedness increased $488.2 million during fiscal 2011, from $79.9 million at October 1, 2010 to $568.1 million at September 30, 2011. Substantially all of the increase relates to debt incurred in connection with the acquisition of the Aker Entities.

Backlog at September 30. 2011 increased $1.1 billion, or 8.2%, to $14.3 billion. Included in this amount is approximately $1.0 billion related to the Aker Entities. Backlog at September 30, 2011 includes new awards from clients operating in the Oil & Gas-Upstream, High Technology, and Infrastructure industries and markets.

Results of Operations

General

Our business focuses exclusively on providing technical, professional, and construction services to a large number of industrial, commercial, and governmental clients around the world. The services we provide generally fall into four broad categories:

•	Project services (which includes engineering, design, architectural, interiors, planning, and similar services);

•

Process, Scientific, and Systems Consulting services (which include a wide variety of services performed in connection with scientific testing, analysis, and consulting activities, as well as information technology, and systems engineering and integration activities);

•

Construction services (which encompasses traditional field construction services as well as modular construction activities, and includes direct-hire construction and construction management services); and

•

Operations and Maintenance services (which include services performed in connection with operating large, complex facilities on behalf of clients, as well as services involving process plant and facilities maintenance).

The scope of services we can provide our clients, therefore, ranges from consulting and conceptual design services (which are often required by clients in the very early stages of a project) to complete single-responsibility, design-build contracts, to services required in the post start-up phases of a project such as maintenance and operations services.

The following table sets forth our revenues by type of service for each of the last three fiscal years (in thousands):

	2011	2010	2009
Technical Professional Services Revenues:
Project Services	$5,070,575	$4,224,898	$4,644,043
Process, Scientific, and Systems Consulting	815,561	888,405	894,446

Total Technical Professional Services Revenues	5,886,136	5,113,303	5,538,489

Field Services Revenues:
Construction	3,060,820	3,722,101	4,763,640
Operations and Maintenance (“O&M”)	1,434,708	1,080,113	1,165,247

Total Field Services Revenues	4,495,528	4,802,214	5,928,887

	$10,381,664	$9,915,517	$11,467,376

We focus our services on clients operating in select industry groups and markets. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each of the last three fiscal years (in thousands):

	2011	2010	2009
National Government Programs	$2,313,240	$2,314,548	$2,148,688
Refining – Downstream	2,256,092	2,876,059	3,850,734
Chemicals and Polymers	1,461,125	1,203,373	1,210,027
Infrastructure	1,219,633	938,978	933,519
Buildings	893,528	869,248	793,041
Oil & Gas – Upstream	753,471	559,492	895,284
Mining & Minerals	449,194	26,161	136,851
Pharmaceuticals and Biotechnology	404,687	589,795	875,007
Industrial and Other	630,694	537,863	624,225

	$10,381,664	$9,915,517	$11,467,376

We recorded net earnings of $331.0 million, or $2.60 per diluted share for the fiscal year ended September 30, 2011, compared to $246.0 million, or $1.96 per diluted share for the fiscal year ended October 1, 2010. Excluding the effects of the SIVOM Judgment, net earnings and earnings per share for fiscal 2010 were $306.3 million and $2.44, respectively.

Revenues increased $466.1 million, or 4.7%, from $9.9 billion for fiscal 2010 to $10.4 billion for fiscal 2011. Revenues from clients operating in the Mining and Minerals markets increased significantly during fiscal 2011 due primarily to the acquisition of the Aker Entities. Revenues from clients for Infrastructure projects increased $280.7 million, or 29.9%, from $939.0 million for fiscal 2010 to $1.2 billion for fiscal 2011. Contributing to this increase were higher Project Services revenues for various transportation projects in the U.S. combined with revenues attributable to the Aker Entities. Revenues from clients operating in the Chemicals & Polymers markets increased $257.8 million, or 21.4%, from $1.2 billion for fiscal 2010 to $1.5 billion for fiscal 2011. Revenues from clients operating in the Oil & Gas – Upstream markets increased $194.0 million, or 34.7%, from $559.5 million for fiscal 2010 to $753.5 million for fiscal 2011. Contributing to this increase were several large, EPC projects performed in North America.

Direct costs of contracts increased $239.3 million, or 2.8%, from $8.6 billion during fiscal 2010 to $8.8 billion during fiscal 2011. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in connection with providing the services required by client projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

Pass-through costs decreased $604.8 million, or 22.2%, from $2.7 billion during fiscal 2010 to $2.1 billion for fiscal 2011. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Field services revenues decreased $306.7 million, or 6.4%, from $4.8 billion during fiscal 2010 to $4.5 billion during fiscal 2011. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts were 85.0% for fiscal 2011, compared to 86.6% for fiscal 2010. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The decrease in the ratio of direct costs of contracts to revenues in fiscal 2011 as compared to last year was due primarily to lower levels of pass-through costs.

SG&A expenses for fiscal 2011 increased by $108.1 million, or 11.6%, to $1.04 billion, compared to $932.5 million for fiscal 2010. The Aker Entities contributed $113.0 million (inclusive of due diligence and integration costs) of SG&A expenses for the fiscal year ended September 30, 2011. Excluding the SG&A expenses of the Aker Entities, SG&A expenses for fiscal 2011 decreased by $4.9 million compared to fiscal 2010. Our SG&A expenses typically fluctuate as a result of changes in home-office headcount and the amount of spending required to support our technical professional services activities, which normally require additional overhead costs. Therefore, when our technical professional services revenues increase or decrease, it is not unusual to see a corresponding change in SG&A expenses. The decrease in SG&A expenses during fiscal 2011 was due primarily to management’s efforts to reduce SG&A expenses.

Operating profit was $518.9 million for the fiscal year ended September 30, 2011, compared to $400.1 million ($478.3 million, before the effects of the SIVOM Judgment), for the fiscal year ended October 1, 2010. As a percentage of revenues, operating profit was 5.0% for fiscal 2011, compared to 4.0% in fiscal 2010 (4.8%, before the effects of the SIVOM Judgment).

Even though the Company maintained significant cash balances during fiscal 2011, the rate of interest earned on our deposits and investments remained low in fiscal 2011.

Interest expense for fiscal 2011 decreased $1.1 million, as compared to fiscal 2010. Excluding the effects of the SIVOM Judgment, interest expense for fiscal 2011 increased $8.8 million as compared to fiscal 2010. The increase in interest expense in fiscal 2011 was due primarily to the debt incurred in connection with the acquisition of the Aker Entities. Interest expense in fiscal 2010 included the reversal of $2.9 million of interest expense that was accrued over a number of years in connection with an income tax matter that was resolved successfully.

The Company’s consolidated effective income tax rate was 35.1% for fiscal 2011, compared to 37.2% in fiscal 2010. The tax rate in fiscal 2011 decreased from fiscal 2010 due to a change in the mix of international work and the successful resolution of a U.S. domestic tax issue. In the normal course of our business, we may engage in numerous transactions for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. We continually monitor the appropriateness of the rate, and we adjust our income tax expense in the period it is probable that actual results will change.

Fiscal 2010 Compared to Fiscal 2009

We recorded net earnings of $246.0 million, or $1.96 per diluted share ($306.3 million, or $2.44 per diluted share, before the effects of the SIVOM Judgment), for the fiscal year ended October 1, 2010, compared to net earnings of $399.9 million, or $3.21 per diluted share, for fiscal 2009.

Revenues for the fiscal year ended October 1, 2010 totaled $9.9 billion, and represents a decrease of $1.6 billion, or 13.5%, as compared to $11.5 billion for fiscal 2009.

Revenues during fiscal 2010 from projects for clients operating in many of the industry groups and markets we serve were significantly lower as compared to fiscal 2009. The larger decreases occurred in the Refining – Downstream; Oil & Gas – Upstream; and the Pharmaceuticals and Biotechnology industry groups and markets. These declines related to the normal winding-down and completion of large projects, combined with the lack of new project awards. These industry groups and markets was also significantly impacted by the global recession, causing many clients to re-examine their capital expenditure plans resulting in the delay in the release of new projects, and, in certain instances, cancellations of projects awarded to us previously. Also contributing to the decline in revenues within these industry groups and markets was a $1.3 billion, or 32.2%, decrease in pass-through costs.

In contrast, revenues during fiscal 2010 from projects for National Government Program clients increased by $165.9 million, or 7.7%, as compared to fiscal 2009. Most of the increase related to revenues from the U.S. federal government on projects for research and development test engineering, scientific, other technical services projects.

Similarly, revenues during fiscal 2010 related to Buildings projects increased by $76.2 million, or 9.6%, as compared to fiscal 2009. The increase relates to spending for the design of technical buildings.

For the fiscal year 2010 we earned $176.8 million in revenues for projects funded by the American Recovery and Reinvestment Act of 2009.

Direct costs of contracts for fiscal 2010 decreased $1.3 billion, or 13.4%, to $8.6 billion, compared to $9.9 billion for fiscal 2009. Pass-through costs for fiscal 2010 decreased $1.3 billion, or 32.2%, to $2.7 billion, compared to $4.0 billion for fiscal 2009. Field services revenues for fiscal 2010 decreased $1.1 billion, or 19.0%, to $4.8 billion, compared to $5.9 billion for fiscal 2009.

As a percentage of revenues, direct costs of contracts were 86.6% for fiscal 2010, compared to 86.4% for fiscal 2009. The decrease in the ratio of direct costs of contracts to revenues in fiscal 2010 as compared to fiscal 2009 was due primarily to lower levels of pass-through costs.

SG&A expenses for fiscal 2010 decreased by $7.8 million, or 0.8%, to $932.5 million, compared to $940.3 million for fiscal 2009. The decrease in SG&A expenses during fiscal 2010 was due primarily to management’s efforts to reduce SG&A expenses.

Operating profit for fiscal 2010 decreased by $220.5 million, or 35.5%, to $400.1 million ($142.3 million, or 22.9%, to $478.3 million, before the effects of the SIVOM Judgment), compared to $620.6 million for fiscal 2009. As a percentage of revenues, operating profit was 4.0% (4.9%, before the effects of the SIVOM Judgment) for fiscal 2010, compared to 5.4% in fiscal 2009. In addition to the effects of the SIVOM judgment, the decrease in operating profit was due primarily to the overall decline in business volume.

Interest income for fiscal 2010 decreased by $8.4 million, to $4.8 million, compared to $13.1 million for fiscal 2009. Even though the Company maintained significant cash balances during fiscal 2010, the rate of interest earned on our deposits and investments was significantly lower in 2010 as compared to fiscal 2009.

Interest expense for fiscal 2010 increased $7.0 million as compared to fiscal 2009. Excluding the effects of the SIVOM Judgment, interest expense for fiscal 2010 decreased $2.9 million as compared to fiscal 2009. This decrease in interest expense was due primarily to the reversal of $2.9 million of interest expense that was accrued over the past several years in connection with an income tax matter that was resolved successfully in fiscal 2010

The Company’s consolidated effective income tax rate was 37.2% for fiscal 2010 compared to 36.0% in fiscal 2009. The increase in the tax rate in fiscal 2010 from fiscal 2009 was primarily related to not receiving a tax benefit on the $25.9 million non-cash charge related to the SIVOM Judgment.

Contractual Obligations

The following table sets forth certain information about our contractual obligations as of September 30, 2011 (in thousands):

		Payments Due by Fiscal Period
		1 Year	2 - 3	4 - 5	More than 5
	Total	or Less	Years	Years	Years
Debt obligations	$568,073	$566,031	$2,042	$—	$—
Operating leases (a)	847,107	150,209	232,463	194,553	269,882
Obligations under defined benefit pension plans (b)	419,324	109,319	231,931	78,074	—
Obligations under nonqualified deferred compensation plans (c)	93,085	7,037	14,930	16,148	54,970
Purchase obligations (d)	979,754	979,754	—	—	—

Total	$2,907,343	$1,812,350	$481,366	$288,775	$324,852

(a)	Assumes the Company will make the end of lease term residual value guarantee payment of $38.8 million in 2015 with respect to the lease of an office buildings in Houston, Texas.
(b)	Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2012, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of September 30, 2011. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.
(c)	Assumes that future payments will be consistent with amounts paid in fiscal 2011, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of September 30, 2011.
(d)	Represents those liabilities estimated to be under firm contractual commitments as of September 30, 2011.

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

The following table summarizes our backlog for each of the last three fiscal years (in millions):

	2011	2010	2009
Technical professional services	$9,100.1	$7,588.9	$8,209.3
Field services	5,189.7	5,613.1	7,010.1

Total	$14,289.8	$13,202.0	$15,219.4

The entire value of contract awards are added to backlog when the contracts are awarded to us. Accordingly, backlog can fluctuate from one reporting period to the next due to the timing of when new contracts are added to backlog and when the contract revenue is recognized in our consolidated financial statements. Many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years). Our backlog at September 30, 2011 increased by $1.1 billion, or 8.2%, to $14.3 billion from $13.2 billion at October 1, 2010.

In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs. There were no significant project cancellations in fiscal 2011.

While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein. Accordingly, backlog is not necessarily a reliable indicator of future revenues.

Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $3.6 billion (or 24.9% of total backlog), $4.3 billion (or 32.6% of total backlog), and $4.2 billion (or 27.7% of total backlog) at September 30, 2011, October 1, 2010, and October 2, 2009, respectively. Most of our federal contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).

Subject to the factors discussed in Item 1A—Risk Factors, above, we estimate that approximately $7.7 billion, or 54.2%, of total backlog at September 30, 2011 will be realized as revenues within the next fiscal year.

Effects of Inflation

The effects of inflation on our business is discussed in Item 1A—Risk Factors, and is incorporated herein by reference.

Liquidity and Capital Resources

At September 30, 2011, our primary sources of liquidity consisted of $905.6 million of cash and cash equivalents, and $89.5 million of available borrowing capacity under our $290.0 million unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.

In addition to our revolving credit facility, we entered into several new bilateral credit facilities with major U.S. and European banks in connection with the acquisition of the Aker Entities. Approximately $292.8 million was outstanding under these facilities at September 30, 2011. In connection with our purchase of an additional 55% interest in CES, we entered into two bilateral facilities with major banks in the U.S. and Asia. Approximately $66.7 million was outstanding under these facilities at September 30, 2011. And in connection with our fiscal 2009 acquisition of a one-third interest in AWE Management Ltd., we entered into a short-term credit facility with a major U.K. bank of which $32.6 million was outstanding at September 30, 2011.

During fiscal 2011, our cash and cash equivalents decreased by $33.2 million to $905.6 million at September 30, 2011. This compares to a net decrease in cash and cash equivalents of $94.8 million, to $938.8 million, during the corresponding period last year. During fiscal 2011, we used $801.8 million of cash and cash equivalents for investing activities. This cash outflow was offset in part by net cash inflows of $236.5 million from operating activities and $556.9 million from financing activities.

Our operations provided net cash of $236.5 million during fiscal 2011. This compares to net cash inflows of $221.1 million and $531.7 million during fiscal 2010 and 2009, respectively. The $15.4 million increase in cash provided by operations in fiscal 2011 as compared to fiscal 2010 was due primarily to an $88.9 million increase in net earnings and a $15.3 million increase in deferred income tax expense, offset in part by $28.4 million of changes relating to other deferred liabilities (the effects on cash flows from changes in other deferred liabilities were included in cash flows from financing activities in fiscal 2010 and 2009), a $22.5 million decrease relating to changes in our working capital accounts (discussed below), and the effect of the $25.9 million non-cash charge relating to the fiscal 2010 SIVOM Judgment.

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

This relationship between revenues and costs, and between receivables and payables is unique for our industry, and facilitates review of our liquidity at the total working capital level. There was little change in our total working capital accounts during fiscal 2011 when compared to fiscal 2010. However, there were significant changes within the components of our working capital accounts. These changes were due primarily to the timing of cash receipts and payments within our working capital accounts combined with an increase in our receivables relative to the increase in our overall business activity. During fiscal 2011, we experienced an increase in the age of our receivables. This situation was due primarily to a change in our customer and business mix, combined with certain customers implementing internal system and process changes which has contributed to delays in processing our receivables. We believe this situation does not present a significant risk to the Company’s cash flows.

We used $801.8 million of cash and cash equivalents for investing activities during fiscal 2011. This compares to $398.5 million and $93.1 million during fiscal 2010 and 2009, respectively. The $403.4 million increase in cash used for investing activities during fiscal 2011 as compared to fiscal 2010 was due to increased business acquisition activity. During fiscal 2011, we acquired TechTeam, Sula, DSWA, a controlling interest in CES, the Aker Entities, and two other, smaller niche engineering and design firms.

Additions to property and equipment used $98.7 million of cash and cash equivalents during fiscal 2011 as compared to $49.1 million used during the fiscal 2010. Included in fiscal 2011 additions to property and equipment is $49.1 million related to the purchase of an office building we use in our operations and the associated equipment and furniture.

Our financing activities resulted in net cash inflows of $556.9 million during fiscal 2011. This compares to net cash inflows of $95.6 million during fiscal 2010 and net cash outflows of $39.0 million during fiscal 2009. The $461.3 million net increase in cash flows from financing activities during fiscal 2011 as compared to fiscal 2010 was due primarily to a net, $446.3 million increase in the Company’s overall short and long-term borrowing activities. Also contributing to the increase in cash flows from financing activities in fiscal 2011 as compared to the previous year is the change in classification of other deferred liabilities. Prior to fiscal 2011, the Company treated the effects on cash flows from changes in its other deferred liabilities as effects from financing activities. During fiscal 2011, the Company concluded that treating such changes as relating to operating activities was preferable. The Company also concluded that this change in presentation was not quantitatively or qualitatively material.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. Although borrowings under our $290.0 million, unsecured, revolving credit facility classified previously as long-term debt became current during the third quarter of fiscal 2011 (the facility expires in the third quarter of fiscal 2012), we nevertheless had $905.6 million in cash and cash equivalents at September 30, 2011, compared to $938.8 million at October 1, 2010. In addition, we are actively negotiating a renewal of our credit facilities with several banks and other institutions, and we believe we will successfully complete the negotiations early in fiscal 2012. Our consolidated working capital position at September 30, 2011 was $1.1 billion; a decrease of $428.3 million from October 1, 2010. Additionally, there was $89.5 million of borrowing capacity available at September 30, 2011 under our $290.0 million revolving credit facility. We believe that the remaining capacity, terms and conditions of our revolving credit facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk, in the form of guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off-balance sheet arrangements are not reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that is material to investors. See Note 10 – Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

New Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-09—Compensation-Retirement Benefits-Multiemployer Plans. ASU 2011-09 amends Topic 715-80 of the FASB’s Accounting Standards Codification (“ASC”) and requires employers to provide additional, separate disclosures for multiemployer pension plans and other multiemployer postretirement benefit plans. The amendments in this ASU require an employer to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans, including: disclosing: (i) the significant multiemployer plans in which an employer participates; (ii) the level of an employer’s participation in the significant multiemployer plans, including the employer’s contributions made to the plans and an indication of whether the employer’s contributions represent more than 5 percent of the total contributions made to the plan by all contributing employers; (iii) information regarding the financial health of the significant multiemployer plans, including an indication of the funded status, whether funding improvement plans are pending or implemented, and whether the plan has imposed surcharges on the contributions to the plan; (iv) the nature of the employer commitments to the plan, including when the collective-bargaining agreements that require contributions to the significant plans are set to expire and whether those agreements require minimum contributions to be made to the plans. The current recognition and measurement guidance for an employer’s participation in a multiemployer plan requires that an employer recognize its required contribution to the plan as pension or other postretirement benefit cost for the period and recognize a liability for any contributions due at the reporting date. That guidance is unchanged by this ASU. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. The Company is currently evaluating the impact of ASU 2011-09, if any, on its consolidated financial statements.

Also in September 2011, the FASB issued ASU 2011-08—Intangibles-Goodwill and Other. ASU 2011-08 amends Topic 350 of the ASC and simplifies how entities test goodwill for possible impairment. Under this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Under this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of ASU 2011-08, if any, on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05—Comprehensive Income. ASU 2011-05 amends Topic 220 of the ASC and provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The provisions of ASU 2011-05 will be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of ASU 2011-05, if any, on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13—Multiple-Deliverable Revenue Arrangements, which amends certain guidance in ASC 605-25. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for annual reporting periods beginning on or after June 15, 2010 and should be applied on a prospective basis for revenue arrangements entered into or materially modified with early adoption permitted. The Company is currently evaluating the impact of ASU 2009-13, if any, on its consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Our primary source for credit is a $290.0 million unsecured revolving credit facility. The total amount utilized under this facility at September 30, 2011 was $200.5 million ($171.8 million in the form of direct borrowings and $28.7 million utilized in the form of letters of credit). This agreement expires in May 2012, and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the Company can generally use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2011, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

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

Management excluded from the scope of its assessment the acquired operations of the Aker Entities, which are included in the Company’s consolidated financial statements. The majority of the operations comprising the Aker Entities was acquired in February 2011, and the balance of the Aker Entities was acquired in May 2011. The Aker Entities comprised 11.2% and 11.8% of the Company’s consolidated total assets and net assets, respectively, as of September 30, 2011. The Aker Entities contributed 6.6% and 8.6% of the Company’s total, consolidated revenues and net earnings, respectively, for the year ended September 30, 2011.

Based on management’s assessment and subject only to the qualification described in the preceding paragraph, management has concluded that the Company’s internal controls over financial reporting as of the Evaluation Date were effective. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which appears later in this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 17, 2011, the Human Resources and Compensation Committee (the “Committee”) of the Board of Directors adopted a new Incentive Bonus Plan for Officers and Key Managers (the “Plan”), effective as of October 1, 2011. The Plan replaces the Company’s prior Incentive Bonus Plan for Officers and Key Managers which was effective as of October 1, 2006.

Pursuant to the terms of the Plan, each year a bonus pool is determined by a formula approved by the Committee. Up to 80 percent of the pool is allocated to participants in the Plan with the remaining balance reserved for distribution to non-participating employees who have made an outstanding contribution during the year. The bonus pool is established as a percentage of pretax, pre-bonus earnings above a preset trigger point or hurdle rate. Once the trigger point is reached, the bonus pool accrues at a rate set by the Committee up to 20 percent of pretax, pre-bonus income in excess of the trigger point. When pretax, pre-bonus earnings reaches up to two times the trigger point, the accrual rate increases to a rate set by the Committee up to 33 percent of pretax, pre-bonus income in excess of two times the trigger point. The bonus pool formula is subject to change at any time and is determined at the sole discretion of the Committee.

The foregoing summary of the Plan is not complete and is qualified in its entirety by reference to the complete text of the Plan, a copy of which is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year. The information required by Paragraph (b) of Item 401 of Regulation S-K is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

Code of Ethics

We have adopted a code of ethics for our chief executive, chief financial, and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full text of the codes of ethics and corporate governance guidelines is available at our website www.jacobs.com. In the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefor on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Jacobs Engineering Group Inc., 1111 S. Arroyo Parkway, Pasadena, California, 91105, Attention: Corporate Secretary.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of September 30, 2011:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders - (a)	6,461,510	$43.28	6,574,638
Equity compensation plans not approved by shareholders	—	—	—

Total	6,461,510	$43.28	6,574,638

(a):	The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”), and the Global Employee Stock Purchase Plan (the “GESPP”). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occurs monthly. Our shareholders have authorized a total of 27.8 million shares of common stock to be issued through the 1989 ESPP and the GESPP. From the inception of the 1989 ESPP and the GESPP through September 30, 2011, a total of 23.5 million shares have been issued, leaving 4.3 million shares of common stock available for future issuance at that date.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	The Company’s Consolidated Financial Statements at September 30, 2011 and October 1, 2010 and for each of the three years in the period ended September 30, 2011, October 1, 2010 and October 2, 2009 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

(2)	Financial statement schedules – no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)	See Exhibits and Index to Exhibits, below.

(b)	Exhibits and Index to Exhibits:

2.1	Share Purchase Agreement between Aker Solutions ASA and certain of its subsidiaries and the Registrant and certain of its subsidiaries, dated as of December 21, 2010, for the purchase of certain Aker Solutions businesses. Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2011 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3.1 to the Registrant’s fiscal 2007 Annual Report on Form 10-K and incorporated herein by reference.

3.2	Jacobs Engineering Group Inc. Amended and Restated Bylaws, dated November 18, 2010. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 18, 2010 and incorporated herein by reference.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 7.04 of Article VII of Exhibit 3.2.

†10.1 #	The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers.

10.2 #	The Executive Security Program of Jacobs Engineering Group Inc. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.3 #	Amendment to the Executive Security Program of Jacobs Engineering Group Inc., dated December 23, 2008. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.4 #	Amendment to the Executive Security Program of Jacobs Engineering Group Inc., dated May 31, 2009. Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.5 #	Jacobs Engineering Group Inc. 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.3 to the Registrant’s fiscal 2006 Annual Report on Form 10-K and incorporated herein by reference.

10.6 #	Jacobs Engineering Group Inc. 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.4 to the Registrant’s fiscal 2006 Annual Report on Form 10-K and incorporated herein by reference.

10.7 #	Jacobs Engineering Group Inc. 1995 Executive Deferral Plan, effective January 1, 1995. Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.8 #	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.5 to the Registrant’s fiscal 2007 Annual Report on Form 10-K and incorporated herein by reference.

10.9 #	The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated-effective January 22, 2009. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2009 and incorporated herein by reference.

†10.10 #	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan.

10.11	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors. Filed as Exhibit 10.8 to the Registrant’s fiscal 2008 Annual Report on Form 10-K and incorporated herein by reference.

10.12 #	Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated April 1, 2003. Filed as Exhibit 10.9 to the Registrant’s fiscal 2007 Annual Report on Form 10-K and incorporated herein by reference.

10.13 #	Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 27, 2009 and incorporated herein by reference.

10.14 #	Amendment No. 1 to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 26, 2011 and incorporated herein by reference.

10.15 #	Form of Jacobs Engineering Group Inc. Non-Qualified Stock Option Agreement. Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on January 29, 2009 and incorporated herein by reference.

10.16 #	Form of Jacobs Engineering Group Inc. Restricted Stock Agreement. Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on January 29, 2009 and incorporated herein by reference.

10.17 #	Form of Restricted Stock Unit Award Agreement (Market Stock Units). Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 26, 2011 and incorporated herein by reference.

10.18 #	Form of Restricted Stock Award Agreement. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 26, 2011 and incorporated herein by reference.

10.19 #	Amendment One to Restricted Stock Unit Award Agreement (Market Stock Units) by and between Craig Martin and the Company dated as of October 14, 2011. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2011 and incorporated herein by reference.

10.20	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as Amended and Restated. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2007 and incorporated herein by reference.

10.21	Credit Agreement dated as of December 15, 2005 among Jacobs Engineering Group Inc. and certain of its subsidiaries (as “Borrowers”), and the Bank of Nova Scotia, Wachovia Bank N.A., BNP Paribas., Bank of America, N.A. (as “Administrative Agent”), and other lender parties, and Banc of America Securities LLC (as “Sole Lead Arranger”). Filed as Exhibit 10.12 to the Registrant’s fiscal 2006 Annual Report on Form 10-K and incorporated herein by reference.

10.22	Amendment Agreement Entered Into as of May 4, 2007 Among Jacobs Engineering Group Inc. and Certain Subsidiaries, the Bank of Nova Scotia as Canadian Facility Agent, Bank of America, N.A. as Administrative Agent, and Certain Other Lending Banks and Financial Institutions. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2007 and incorporated herein by reference

10.23 #	Assignment Letter Agreement dated February 16, 2005 between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 10.17 to the Registrant’s fiscal 2010 Annual Report on Form 10-K and incorporated herein by reference.

10.24 #	Amendment dated March 24, 2005 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 10.15 to the Registrant’s fiscal 2008 Annual Report on Form 10-K and incorporated herein by reference.

10.25 #	Amendment dated April 23, 2008 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 10.16 to the Registrant’s fiscal 2008 Annual Report on Form 10-K and incorporated herein by reference.

10.26 #	Amendment dated October 1, 2009 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 10.18 to the Registrant’s fiscal 2009 Annual Report on Form 10-K and incorporated by reference.

10.27 #	Relocation/Repatriation Agreement, dated as of September 29, 2011, by and between the Registrant and Thomas Hammond. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2011 and incorporated herein by reference.

10.28 #	Relocation Agreement dated October 1, 2009 between the Registrant and George A. Kunberger, Executive Vice President. Filed as Exhibit 10.19 to the Registrant’s fiscal 2009 Annual Report on Form 10-K and incorporated by reference.

10.29 #	Jacobs Engineering Group Inc. 2005 Executive Deferral Plan, effective January 1, 2005. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2010 and incorporated herein by reference.

10.30 #	Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2010. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2010 and incorporated herein by reference.

10.31 #	Consulting Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2010. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2010 and incorporated herein by reference.

10.32 #	Amendment No. 1 to Consulting Agreement between the Registrant and Noel G. Watson dated July 1, 2011. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2011 and incorporated herein by reference.

10.33	Term Loan Agreement dated January 27, 2011 between Jacobs Engineering U.K. Limited and Royal Bank of Scotland Finance (Ireland). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

10.34	Senior Term Loan Facility dated January 26, 2011 between Jacobs Nederland B.V. and BNP Paribas. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

10.35	Senior Term Loan Facility dated January 26, 2011 between Jacobs Engineering U.K. Limited and Bank of America, N.A., London Branch. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

10.36	Senior Term Loan Facility dated January 26, 2011 between Jacobs Australia Pty Limited and Bank of America, N.A., Australian Branch. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

10.37	Form of Guaranty among certain subsidiaries of the Registrant and Royal Bank of Scotland Finance (Ireland), BNP Paribas, Bank of America, N.A., London Branch, and Bank of America, N.A., Australian Branch. Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

10.38 #	Employment Agreement dated December 23, 2010 between the Registrant and Gary Mandel. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Being filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.
Dated: November 21, 2011	By:	/S/ Craig L. Martin
Craig L. Martin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Craig L. Martin Craig L. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2011
/S/ Noel G. Watson Noel G. Watson	Chairman of the Board	November 21, 2011
/S/ Joseph R. Bronson Joseph R. Bronson	Director	November 21, 2011
/S/ John F. Coyne John F. Coyne	Director	November 21, 2011
/S/ Robert C. Davidson, Jr. Robert C. Davidson, Jr.	Director	November 21, 2011
/S/ Edward V. Fritzky Edward V. Fritzky	Director	November 21, 2011
/S/ John P. Jumper John P. Jumper	Director	November 21, 2011
/S/ Linda Fayne Levinson Linda Fayne Levinson	Director	November 21, 2011
/S/ Benjamin F. Montoya Benjamin F. Montoya	Director	November 21, 2011
/S/ Thomas M.T. Niles Thomas M.T. Niles	Director	November 21, 2011
/S/ Peter J. Robertson Peter J. Robertson	Director	November 21, 2011
/S/ John W. Prosser, Jr. John W. Prosser, Jr.	Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	November 21, 2011
/S/ Nazim G. Thawerbhoy Nazim G. Thawerbhoy	Senior Vice President and Controller (Principal Accounting Officer)	November 21, 2011

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 30, 2011

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

At September 30, 2011 and October 1, 2010

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$905,633	$938,842
Receivables	2,077,494	1,659,844
Deferred income taxes	110,680	117,698
Prepaid expenses and other current assets	63,546	50,658

Total current assets	3,157,353	2,767,042

Property, Equipment, and Improvements, Net	284,633	215,032

Other Noncurrent Assets:
Goodwill	1,745,708	1,118,889
Miscellaneous	861,734	582,954

Total other noncurrent assets	2,607,442	1,701,843

	$6,049,428	$4,683,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$566,031	$79,399
Accounts payable	351,299	303,877
Accrued liabilities	837,217	661,278
Billings in excess of costs	276,739	194,899
Income taxes payable	26,759	—

Total current liabilities	2,058,045	1,239,453

Long-term Debt	2,042	509

Other Deferred Liabilities	665,956	579,027

Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—127,784,884 shares and 125,909,073 shares, respectively	127,785	125,909
Additional paid-in capital	858,460	767,514
Retained earnings	2,564,281	2,251,366
Accumulated other comprehensive loss	(237,538)	(285,741)

Total Jacobs stockholders’ equity	3,312,988	2,859,048
Noncontrolling interests	10,397	5,880

Total Group stockholders’ equity	3,323,385	2,864,928

	$6,049,428	$4,683,917

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Fiscal Years Ended September 30, 2011, October 1, 2010, and October 2, 2009

(In thousands, except per share information)

	2011	2010	2009
Revenues	$10,381,664	$9,915,517	$11,467,376
Costs and Expenses:
Direct costs of contracts	(8,822,171)	(8,582,912)	(9,906,493)
Selling, general and administrative expenses	(1,040,575)	(932,522)	(940,310)

Operating Profit	518,918	400,083	620,573

Other (Expense) Income:
Interest income	4,917	4,791	13,145
Interest expense	(8,799)	(9,874)	(2,916)
Miscellaneous income (expense), net	1,625	(3,066)	(6,670)

Total other income (expense), net	(2,257)	(8,149)	3,559

Earnings Before Taxes	516,661	391,934	624,132
Income Tax Expense	(181,440)	(145,647)	(224,919)

Net Earnings of the Group	335,221	246,287	399,213
Net (Earnings) Loss Attributable to Noncontrolling Interests	(4,192)	(313)	641

Net Earnings Attributable to Jacobs	$331,029	$245,974	$399,854

Net Earnings Per Share:
Basic	$2.63	$1.98	$3.26
Diluted	$2.60	$1.96	$3.21

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended September 30, 2011, October 1, 2010, and October 2, 2009

(In thousands)

	2011	2010	2009
Net Earnings of the Group	$335,221	$246,287	$399,213

Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(22,524)	(9,338)	(4,106)
FASB Statement No. 158 adjustment to remove early pension measurement date	—	—	(1,395)
Change in pension liability	99,881	(89,091)	(116,381)
Gains (losses) on cash flow hedges	137	(1,444)	(6,623)

Other Comprehensive Income (Loss) Before Income Taxes	77,494	(99,873)	(128,505)
Income Tax Benefit (Expense)	(29,291)	25,647	46,260

Net Other Comprehensive Income (Loss)	48,203	(74,226)	(82,245)

Net Comprehensive Income of the Group	383,424	172,061	316,968
Net Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(4,192)	(313)	641

Total Comprehensive Income	$379,232	$171,748	$317,609

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended September 30, 2011, October 1, 2010, and October 2, 2009

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp- rehensive Income (Loss)	Total Jacobs Stock- holders’ Equity	Non- controlling Interests	Total Group Stock- holders’ Equity
Balances at September 26, 2008	$122,701	$631,043	$1,620,673	$(129,270)	$2,245,147	$6,178	$2,251,325
Net earnings	—	—	399,854	—	399,854	(641)	399,213
Foreign currency translation adjustments, net of deferred tax expense of $8,850	—	—	—	4,744	4,744	25	4,769
FASB Statement No. 158 adjustment to remove early pension measurement date, net of deferred tax benefit of $2,469	—	—	(5,735)	(982)	(6,717)	—	(6,717)
Pension liability, net of deferred tax benefit of $34,536	—	—	—	(81,845)	(81,845)	—	(81,845)
Other, miscellaneous elements of total comprehensive income (loss), net of deferred tax benefit of $2,461	—	—	—	(4,162)	(4,162)	—	(4,162)
Issuances of equity securities, net	1,673	75,493	—	—	77,166	—	77,166
Repurchases of equity securities	(144)	(2,676)	(5,454)	—	(8,274)	—	(8,274)

Balances at October 2, 2009	124,230	703,860	2,009,338	(211,515)	2,625,913	5,562	2,631,475
Net earnings	—	—	245,974	—	245,974	313	246,287
Foreign currency translation adjustments	—	—	—	(9,338)	(9,338)	5	(9,333)
Pension liability, net of deferred tax benefit of $25,095	—	—	—	(63,996)	(63,996)	—	(63,996)
Other, miscellaneous elements of total comprehensive income (loss), net of deferred tax benefit of $552	—	—	—	(892)	(892)	—	(892)
Issuances of equity securities, net	1,802	66,635	—	—	68,437	—	68,437
Repurchases of equity securities	(123)	(2,981)	(3,946)	—	(7,050)	—	(7,050)

Balances at October 1, 2010	125,909	767,514	2,251,366	(285,741)	2,859,048	5,880	2,864,928
Net earnings	—	—	331,029	—	331,029	4,192	335,221
Foreign currency translation adjustments, net of deferred tax expense of $2,500	—	—	—	(25,024)	(25,024)	—	(25,024)
Pension liability, net of deferred tax expense of $26,707	—	—	—	73,174	73,174	—	73,174
Other, miscellaneous elements of total comprehensive income (loss), net of deferred tax expense of $84	—	—	—	53	53	—	53
Noncontrolling interest acquired / consolidated	—	—	—	—	—	4,942	4,942
Distributions to noncontrolling interests	—	—	—	—	—	(4,617)	(4,617)
Issuances of equity securities, net	2,282	96,010	—	—	98,292	—	98,292
Repurchases of equity securities	(406)	(5,064)	(18,114)	—	(23,584)	—	(23,584)

Balances at September 30, 2011	$127,785	$858,460	$2,564,281	$(237,538)	$3,312,988	$10,397	$3,323,385

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended September 30, 2011, October 1, 2010, and October 2, 2009

(In thousands)

	2011	2010 (Restated)	2009
Cash Flows from Operating Activities:
Net earnings attributable to the group	$335,221	$246,287	$399,213
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	57,620	64,447	68,670
Intangible assets	37,750	24,048	17,672
Write-off of the SIVOM receivable	—	25,894	—
Purchase accounting gain	(3,716)	—	—
Gains on sales of investments	—	—	(1,249)
Stock based compensation	29,084	24,361	24,085
Excess tax benefits from stock based compensation	(6,837)	(2,884)	(3,514)
Equity in earnings of investees, net of dividends	(8,729)	(1,759)	(1,808)
(Gains) Losses on sales of assets, net	(481)	353	152
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	(234,024)	(3,052)	300,929
Prepaid expenses and other current assets	(14,604)	(56)	(4,972)
Accounts payable	(15,997)	(46,920)	(117,537)
Accrued liabilities	41,529	(43,328)	(135,121)
Billings in excess of costs	13,304	(42,819)	14,475
Income taxes payable	26,387	(24,733)	(30,414)
Deferred income taxes	15,853	551	342
Other deferred liabilities	(28,368)	—	—
Other, net	(7,502)	715	736

Net cash provided by operating activities	236,490	221,105	531,659

Cash Flows from Investing Activities:
Additions to property and equipment	(98,749)	(49,075)	(55,528)
Disposals of property and equipment	3,860	14,379	2,270
Purchases of investments	(193)	(106,733)	(32,232)
Sales of investments	4,667	—	—
Acquisitions of businesses, net of cash acquired	(711,421)	(259,492)	(23,329)
Other, net	—	2,435	15,713

Net cash used for investing activities	(801,836)	(398,486)	(93,106)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	825,681	—	2,030
Repayments of long-term borrowings	(239,189)	(217)	(47,993)
Proceeds from short-term borrowings	77,055	105,184	35,889
Repayments of short-term borrowings	(159,394)	(47,094)	(19,956)
Proceeds from issuances of common stock	45,943	36,209	43,361
Excess tax benefits from stock based compensation	6,837	2,884	3,514
Change in pension commitments	—	2,516	(45,223)
Other, net	—	(3,852)	(10,625)

Net cash provided by (used for) financing activities	556,933	95,630	(39,003)

Effect of Exchange Rate Changes	(24,796)	(13,026)	29,649

Increase (Decrease) in Cash and Cash Equivalents	(33,209)	(94,777)	429,199
Cash and Cash Equivalents at Beginning of Period	938,842	1,033,619	604,420

Cash and Cash Equivalents at End of Period	$905,633	$938,842	$1,033,619

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business

We provide a broad range of technical, professional, and construction services including engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and process, scientific, and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia. We provide our services under cost-reimbursable, cost-reimbursable with a guaranteed maximum price, and fixed-price contracts. The percentage of revenues realized from each of these types of contracts for each of the last three fiscal years was as follows:

	2011	2010	2009
Cost-reimbursable	81%	86%	85%
Fixed-price	16	13	14
Guaranteed maximum price	3	1	1

Basis of Presentation, Definition of Fiscal Year, and Other Matters

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the parent company, Jacobs Engineering Group Inc., and its subsidiaries and affiliates which it controls. As used herein, references to “the Company”, “we”, “us” or “our” are to both Jacobs Engineering Group Inc. and its consolidated subsidiaries and affiliates, and references to “Jacobs” refer to the parent company only. References herein to “Group” are to the combined economic interests and activities of Jacobs and the persons and entities holding noncontrolling interests in our consolidated subsidiaries and affiliates. All significant intercompany accounts and transactions have been eliminated in consolidation. In the fiscal 2011 Consolidated Statement of Cash Flows, amounts related to changes in the Company’s other deferred liability accounts have been included in cash flows from operating activities. The corresponding amounts for fiscal years 2010 and 2009 were not reclassified as the Company believes a reclassification would not be quantitatively or qualitatively material. Certain other amounts in the Consolidated Statements of Cash Flows for fiscal 2010 and 2009 have been reclassified to conform to the fiscal 2011 presentation.

The Company’s fiscal year ends on the Friday closest to September 30 (determined on the basis of the number of workdays) and, accordingly, an additional week of activity is added every five-to-six years.

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the accounting for variable interest entities (“VIEs”). These revisions require the Company to perform an analysis to determine whether it is the primary beneficiary of the VIEs in which it participates. The Company is deemed to be the primary beneficiary of a VIE if it has (i) the power to direct those activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits, or obligation to absorb losses, that could potentially be significant to the VIE. The revisions adopted by the FASB eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE and significantly enhances disclosures. The new accounting requirements became effective for the Company as of the beginning of fiscal 2011. The adoption of this revised standard did not have a material effect on the Company’s consolidated financial statements.

In the Company’s fiscal 2010 Form 10-K, and in connection with the SIVOM judgment (see Note 11—Contractual Guarantees, Litigation, Investigations, and Insurance, below) we incorrectly included the effect of the write-off of a $25.9 million claim receivable in the investing activities section of our Consolidated Statements of Cash Flows for fiscal 2010. This amount should have been classified as an adjustment to cash flows from operating activities. The Consolidated Statement of Cash Flows for the fiscal year ended October 1, 2010 has been restated to reflect this correction. This adjustment had no effect on any of the Company’s other financial statements.

2. Significant Accounting Policies

Revenue Accounting for Contracts and Use of Joint Ventures

In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For multiple contracts with a single customer we account for each

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contract separately. We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

Certain cost-reimbursable contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets can result in unrealized incentive fees. We recognize incentive fees based on expected results using the percentage-of-completion method of accounting. As the contract progresses and more information becomes available, the estimate of the anticipated incentive fee that will be earned is revised as necessary. We bill incentive fees based on the terms and conditions of the individual contracts. In certain situations, we are allowed to bill a portion of the incentive fees over the performance period of the contract. In other situations, we are allowed to bill incentive fees only after the target criterion has been achieved. Incentive fees which have been recognized but not billed are included in receivables in the accompanying Consolidated Balance Sheets.

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

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs (and we refer to such costs as “pass-through” costs). On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

The following table sets forth pass-through costs included in revenues during fiscal 2011, 2010, and 2009 (in millions):

	2011	2010	2009
Pass-through costs included in revenues	$2,118.5	$2,723.3	$4,017.0

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures and consortiums. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. Very few of our joint ventures have employees. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. Rarely do they, in and of themselves, present any risk of loss to us or to our partners separate from those that we would carry if we were performing the contract on our own. Under U.S. GAAP, our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our Consolidated Financial Statements.

On October 2, 2010, we adopted the FASB’s new accounting guidance relating to the consolidation of variable interest entities (“VIE”). This guidance replaces the quantitative-based assessment for determining which participant in a VIE has a controlling interest in the VIE with an approach that is primarily qualitative in nature. The Company has reassessed its VIEs using the new guidance. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In evaluating our VIEs, we perform a qualitative analysis to determine whether or not we have a controlling financial interest in the VIE. We are deemed to have a controlling financial interest in a VIE if we have (i) the power to direct those activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the right to receive benefits from the VIE, or obligation to absorb losses, that could potentially be significant to the VIE. In making our qualitative analysis, we assess each VIE to determine those activities that most significantly impact the VIE’s economic performance and whether we, another party, or multiple parties have the power to direct such activities.

If we determine that we have the power to direct those activities of the VIE that most significantly impact its financial performance and have the right or obligation to receive benefits or absorb losses that could potentially be significant to the VIE then

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we are the primary beneficiary of the VIE and we consolidate the VIE. If we determine that we do not have the power to direct the most significant activities of the VIE or power is shared by two or more unrelated parties then we are not the primary beneficiary and we do not consolidate the VIE.

For the Company’s unconsolidated joint ventures, we use either the equity method of accounting or proportional consolidation. The Company does not currently participate in any significant VIEs in which it has a controlling financial interest that it does not consolidate.

There were no changes in facts and circumstances during the period that caused the Company to reassess the method of accounting for its VIEs.

Fair Value Measurements

Certain amounts included in the accompanying consolidated financial statements are presented at “fair value”. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the date fair value is determined (the “measurement date”). When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider only those assumptions we believe a typical market participant would consider when pricing an asset or liability. In measuring fair value, we use the following inputs in the order of priority indicated:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices in active markets included in Level 1, such as (i) quoted prices for similar assets or liabilities; (ii) quoted prices in markets that have insufficient volume or infrequent transactions (i.e., less active markets); and (iii) model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data for substantially the full term of the asset or liability.

Level 3	Unobservable inputs to the valuation methodology that are significant to the fair value measurement.

The net carrying amounts of cash and cash equivalents, receivables, and notes payable approximate fair value due to the short-term nature of these instruments. Similarly, we believe the carrying value of notes payable also approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. Certain other assets and liabilities, such as forward contracts and an interest rate swap agreement we purchased as cash-flow hedges discussed in Note 10 —Commitments and Contingencies, and Derivative Financial Instruments, are required to be carried in our consolidated financial statements at fair value.

The fair value of the Company’s reporting units (needed for purposes of determining whether there is an indication of possible impairment of the carrying value of goodwill) is determined using a market approach that multiplies the after-tax earnings of each reporting unit for the trailing twelve months by the Company’s overall average market earnings multiple.

With respect to share-based payments, we estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model. Like all option-pricing models, the Black-Scholes model requires the use of highly subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause drastically different fair values to be assigned to our stock option awards. For restricted stock units containing service and performance conditions, compensation expense is based on the fair value of such units using a Monte Carlo Simulation. Due to the uncertainties inherent in the use of assumptions and the results of applying Monte Carlo Simulations, the amount of expense recorded in the accompanying consolidated financial statements may not be representative of the effects on our future consolidated financial statements because equity awards tend to vest over several years and additional equity awards may be made in the future.

The fair values of the assets owned by the various pension plans that the Company sponsors are determined based on the type of asset. Publicly traded corporate equity securities and publicly traded debt securities are valued at the last reported sale price on the last business day of the year of the plans. Securities not traded on the last business day are valued at the last reported bid price. Insurance contracts and investments in “with profits” funds are valued using actuarial assumptions and values reported by the fund managers. Real estate assets (which consist primarily of common or collective trusts with underlying investments in real estate), commodities, industrial/raw goods, and foreign exchange forward contracts are valued using the best information available, including quoted market prices or market prices for similar assets when available or internal cash flow estimates discounted at an appropriate interest rate or independent appraisals, as appropriate.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The methodologies described above and elsewhere in these Notes to Consolidated Financial Statements may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.

Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 30, 2011 and October 1, 2010 consisted primarily of money market mutual funds and overnight bank deposits.

Receivables and Billings in Excess of Costs

“Receivables” include billed receivables, unbilled receivables, and retentions. Billed receivables represent amounts invoiced to clients in accordance with the terms of our client contracts. They are recorded in our financial statements when they are issued. Unbilled receivables and retentions receivable represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next fiscal year.

Certain contracts allow us to issue invoices to clients in advance of providing services. “Billings in excess of costs” represent billings to and cash collected from clients in advance of work performed. We anticipate that substantially all such amounts will be earned over the next twelve months.

Property, Equipment, and Improvements

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill and the cost of intangible assets with indefinite lives are not amortized, but are instead tested for possible impairment annually (or more frequently if events occur or circumstances change that would more likely than not reduce the fair values of our reporting units below their respective carrying values). The first step in the impairment test process is to compare the fair value of each of the Company’s reporting units to their respective carrying amount, including goodwill. In the event that the carrying value of a reporting unit exceeds its fair value, a second test is performed to measure the amount of the impairment loss, if any. In performing the annual impairment test, the Company evaluates goodwill at the reporting unit level. We have determined that our operating segment is comprised of two reporting units based on geography. Based on the results of these tests, we have determined that the fair value of our reporting units substantially exceeded their respective carrying values for fiscal years 2011, 2010, and 2009.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides certain information related to the Company’s acquired intangible assets for each of the fiscal years presented (in thousands):

	Customer Relationships, Contracts, and Backlog	Developed Technology	Trade Names	Other	Total
Balances, September 26, 2008	$54,250	$—	$2,789	$2,864	$59,903
Acquisitions	7,173	—	478	87	7,738
Amortization	(6,416)	—	(1,674)	(630)	(8,720)
Foreign currency translation	(1,332)	—	(85)	(45)	(1,462)

Balances, October 2, 2009	53,675	—	1,508	2,276	57,459
Acquisitions	50,600	—	2,400	1,100	54,100
Amortization	(8,619)	—	(1,851)	(736)	(11,206)
Foreign currency translation	(178)	—	(5)	(125)	(308)

Balances, October 1, 2010	95,478	—	2,052	2,515	100,045
Acquisitions	155,512	23,000	2,744	2,542	183,798
Amortization	(21,239)	(1,023)	(1,214)	(1,225)	(24,701)
Foreign currency translation	(13)	—	(109)	(14)	(136)

Balances, September 30, 2011	$229,738	$21,977	$3,473	$3,818	$259,006

Estimated remaining useful lives (years)	1 - 14	15	1 - 20	1 - 8

The above table excludes the values assigned to those intangible assets embedded in the Company’s investment in AWE Management Ltd. (“AWE”). Those amounts are included in the carrying value of the Company’s investment in AWE. The amount of amortization expense we estimate we will record during each of the next five fiscal years relating to intangible assets existing at September 30, 2011 including those associated with AWE is: fiscal 2012 - $40.5 million; fiscal 2013 - $27.2 million; fiscal 2014 - $24.6 million; fiscal 2015 - $24.2 million; and fiscal 2016 - $24.1 million.

The change in goodwill during the period is predominately related to businesses acquired during fiscal 2011.

Foreign Currencies

In preparing our consolidated financial statements, it is necessary to translate the financial statements of our subsidiaries operating outside the United States, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In accordance with U.S. GAAP, revenues and expenses of operations outside the United States are translated into U.S. dollars using weighted-average exchange rates for the applicable period(s) being translated while the assets and liabilities of operations outside the United States are generally translated into U.S. dollars using period-end exchange rates. The net effect of foreign currency translation adjustments is included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS gives effect to all dilutive securities that were outstanding during the period. Our dilutive securities consist of nonqualified stock options and restricted stock (including restricted stock units).

Share-Based Payments

We measure the value of services received from employees and directors in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value is recognized as a non-cash cost over the period the individual provides services, which is typically the vesting period of the award. The grant date fair value of the instruments is recognized on a straight-line basis over the vesting period of the award.

The Company has two incentive plans whereby eligible employees and directors of Jacobs may be granted stock options, restricted stock, and/or restricted stock units.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions Used to Value Stock Options Granted to Employees and Directors— The majority of stock options granted during the year are awarded on the same date (although the date is different for employees and directors). The assumptions used in the Black-Scholes option-pricing model were as follows:

	Awards Made to Employees			Awards Made to Directors
	2011	2010	2009	2011	2010	2009
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	41.54%	43.12%	45.42%	41.97%	40.78%	47.62%
Risk-free interest rate	2.00%	2.54%	2.94	2.40%	2.85%	2.44
Expected term of options (in years)	5.82	6.14	6.25	5.82	6.29	6.29

With respect to stock units containing service and performance conditions, the number of restricted stock units in which the employee may ultimately vest is determined using a stock performance multiplier (“SPM”). The SPM is the quotient obtained by dividing the 60 calendar day average market price of our common stock ending on the vesting date (“Ending Average Stock Price”) by the 60 calendar day average market price of our common stock ending on the grant date (“Beginning Average Stock Price”). The maximum SPM is 2 and will be zero if the Ending Average Market Price of our common stock is less than 50% of the Beginning Average Market Price. The number of restricted stock units earned is equal to the target restricted stock units awarded to an employee multiplied by the SPM.

Assumptions Used to Value Restricted Stock Units with Service and Performance Conditions— The majority of restricted stock units with performance conditions granted during the year are awarded on the same date. With respect to these annual awards, the fair value of each restricted stock unit was estimated on the date of the grant using the following assumptions:

2011
Dividend yield	0%
Expected volatility	46.67%
Risk-free interest rate	0.83%
Expected term (in years)	3.0

Concentrations of Credit Risk

Our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, South America, Europe, Australia, and Asia. In the normal course of business, and consistent with industry practices, we grant credit to our clients without requiring collateral. Concentrations of credit risk is the risk that, if we extend a significant amount of credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government and multi-national corporations operating in a broad range of industries and geographic areas. Additionally, in order to mitigate credit risk, we continually evaluate the credit worthiness of our major commercial clients.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities; the revenues and expenses reported for the periods covered by the financial statements; and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly.

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

Accounting for Pensions— We use certain assumptions and estimates in order to calculate periodic pension cost and the value of the assets and liabilities of our pension plans. These assumptions involve discount rates, investment returns, and projected salary increases, among others. Changes in the actuarial assumptions may have a material effect on the plans’ liabilities and the projected pension expense.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Income Taxes— We determine our consolidated income tax provision using the asset and liability method prescribed by U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Such deferred tax assets and liabilities are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. If and when we determine that a deferred tax asset will not be realized for its full amount, we will recognize and record a valuation allowance with a corresponding charge to earnings. Judgment is required in determining our worldwide provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States.

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

3. Business Combinations

Acquisitions of TechTeam, Sula, DSWA, Magellan Consulting, Alpha Telecom, and CES

In October 2010, we acquired TechTeam Government Solutions, Inc. (“TechTeam”), formerly a wholly-owned subsidiary of TechTeam Global, Inc. TechTeam is a 500-person information technology (“IT”) solutions company that provides support to U.S. federal, state and local government agencies, including the United States Department of Homeland Security, U.S. Army, and U.S. Army Corps of Engineers. The firm’s core competencies include systems integration, enterprise application integration, ERP implementation support, IT infrastructure support, network operations management, and call center operations. The primary purpose for acquiring TechTeam was to expand the Company’s IT, modeling, and simulation services capabilities with the U.S. federal government.

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

In December 2010, we acquired the assets of Damon S. Williams Associates, L.L.C. (“DSWA”). DSWA is a 50 person professional services firm headquartered in Phoenix, Arizona specializing in water and wastewater facilities, with expertise in planning, design, construction administration and operations services. The primary purpose for acquiring DSWA was to expand our water and wastewater capabilities to better serve our customers in the western United States.

Also in December 2010, we acquired the assets of two other, smaller niche firms: (i) Magellan Consulting which provides services to clients in the education market, and (ii) Alpha Telecom Services Company which provides services to clients in the telecommunications industry.

In May 2011, we acquired an additional 55% interest in Consulting Engineering Services (India) Private Limited (“CES”) bringing our ownership interest to 70%. CES is a leading power, infrastructure, and civil engineering company in India, headquartered in Delhi. CES employs approximately 2,000 people and provides a range of solutions in infrastructure, development,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

planning, engineering, and construction management. The acquisition of CES significantly expands the Company’s resources and capabilities in India and expands our presence in other regions in Asia and the Middle East.

The results of operations of the acquired businesses have been included in the Company’s consolidated results of operations commencing with the dates control of the acquired businesses were obtained.

The above acquisitions were not material to the Company’s consolidated financial statements at September 30, 2011 and for the year then ended.

The Aker Solutions ASA Transactions

On February 1, 2011, we acquired certain operations within the process and construction business of Aker Solutions ASA, and in April 2011, we completed the acquisition of Aker Projects (Shanghai) Company Limited (Aker Solutions’ onshore P&C operations in China) (the acquired operations are referred to herein as the “Aker Entities”). We believe this acquisition will significantly expand Jacobs’ global presence in the mining and metals market; provide a new geographic region with South America; and strengthen Jacobs’ presence in China and Australia. Jacobs’ regional presence in Europe and North America will also be enhanced as a result of this acquisition.

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

The following table presents the unaudited, pro forma consolidated results of operations for each of fiscal 2011 and 2010 as if the acquisition of the Aker Entities had occurred at the beginning of fiscal 2010. These pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the Aker Entities operations actually been acquired at the beginning of fiscal 2010; or (ii) future results of operations (in thousands):

	2011	2010
Revenues	$10,733,797	$10,633,975
Net earnings attributable to Jacobs	$339,437	$262,114

Due to the size of the Aker transaction and considering the number of geographies in which it operates, we have not completed the purchase price allocation. The following table presents the preliminary allocation of the purchase price to the net assets (excluding intangibles and goodwill) of the Aker Entities as of the dates of acquisition (in thousands):

Assets:
Cash and cash equivalents	$329,689
Receivables and other current assets	145,049
Property and equipment, and other assets	115,911

Total assets	590,649

Liabilities:
Current liabilities	195,910
Long-term liabilities	22,534

Total liabilities	218,444

Net assets acquired	$372,205

The Company expects to collect substantially all of the acquired receivables of $134.2 million.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s latest estimate of the values of the acquired intangible assets (in thousands):

Customer relationships / backlog	$136,000
Technology	23,000

$159,000

The preliminary values of intangible assets subject to amortization are included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheet at September 30, 2011, and are being amortized over lives that range from 1 year to 15 years (the weighted average life for all intangibles is 12.8 years). The preliminary amount of goodwill created as a result of this transaction is summarized as follows (in thousands):

Purchase price	$910,000
Amount assigned to net assets acquired	(372,000)
Estimated amount assigned to intangible assets	(159,000)
Deferred taxes related to intangible assets	55,000

Goodwill recognized, preliminary	$434,000

Some of the factors contributing to a purchase price that resulted in the recognition of goodwill include: (i) access to a large, highly-trained and stable workforce; (ii) the opportunity to expand our client base in the United States, the United Kingdom, Canada, Australia, and China; (iii) the opportunity to enter new geographic markets in South America; (iv) the opportunity to expand our presence in the mining and minerals market; and (v) the opportunity of achieving operating synergies.

We do not expect a material amount of the goodwill recognized during fiscal 2011 to be deductible for income tax purposes. Included in selling, general and administrative expense for fiscal 2011 is $15.2 million of acquisition-related costs pertaining to our acquisition activities.

4. Stock Purchase and Stock Option Plans

Broad-Based, Employee Stock Purchase Plans

We sponsor two, broad-based, shareholder-approved employee stock purchase plans: the Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”) and the Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan (the “GESPP”). Both plans offer employees the right to purchase shares of the common stock of Jacobs at a discount that is limited to 5% of the per-share market value on the day shares are sold to employees.

The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP during each of the last three fiscal years:

	2011	2010	2009
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$31,887,660	$30,042,431	$37,246,390
Under the GESPP	2,894,302	2,850,202	3,033,146

Total	$34,781,962	$32,892,633	$40,279,536

Aggregate Number of Shares Sold:
Under the 1989 ESPP	771,818	802,508	966,241
Under the GESPP	69,386	74,848	76,420

Total	841,204	877,356	1,042,661

At September 30, 2011, there were 3,910,515 shares reserved for issuance under the 1989 ESPP, and there were 413,391 shares reserved for issuance under the GESPP.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Incentive Plans

We sponsor two, continuing, shareholder-approved stock incentive plans: the 1999 Stock Incentive Plan (the “1999 SIP”) and the 1999 Outside Director Stock Plan (the “1999 ODSP”). The 1999 SIP provides for the issuance of incentive stock options, nonqualified stock options, restricted stock, and restricted stock units to employees. The 1999 ODSP provides for awards of shares of common stock, restricted stock, and restricted stock units, and grants of nonqualified stock options to our outside (i.e., nonemployee) directors. The 1999 SIP and the 1999 ODSP (together, the “1999 Plans”) replaced our 1981 Executive Incentive Plan (the “1981 Plan”). The following table sets forth certain information about the 1999 Plans:

	1999 SIP	1999 ODSP	Total
Number of shares authorized	18,700,000	800,000	19,500,000
Number of remaining shares reserved for issuance at September 30, 2011	8,255,742	456,500	8,712,242
Number of shares relating to outstanding stock options at September 30, 2011	6,205,635	255,875	6,461,510
Number of shares available for future awards:
At September 30, 2011	2,050,107	200,625	2,250,732
At October 1, 2010	2,916,492	245,625	3,162,117

The number of shares of common stock that may be awarded under the 1999 SIP in the form of restricted stock is limited to 4,870,000 shares, and shares of restricted stock that are subsequently forfeited become available again for issuance as restricted stock. At September 30, 2011, there were a total of 2,050,107 shares of common stock that remained available for issuance in the form of restricted stock under the 1999 SIP.

The following table presents the fair value of shares (of restricted stock and restricted stock units) vested during the years presented (in thousands):

	2011	2010	2009
Fair value of shares vested	$4,848	$4,188	$1,424

The following table presents the Company’s total pre-tax compensation cost relating to share-based payments included in the accompanying Consolidated Statements of Earnings (in thousands):

	2011	2010	2009
Share-based compensation expense (pre-tax)	$29,084	$24,361	$24,085

The following table summarizes the stock option activity under the 1999 Plans and the 1981 Plan for each of the last three fiscal years:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at September 26, 2008	6,932,559	$35.45
Granted	688,650	$41.07
Exercised	(527,616)	$15.07
Cancelled or expired	(62,576)	$57.38

Outstanding at October 2, 2009	7,031,017	$37.43
Granted	975,000	$43.79
Exercised	(447,200)	$15.90
Cancelled or expired	(148,237)	$60.39

Outstanding at October 1, 2010	7,410,580	$39.10
Granted	433,600	$46.04
Exercised	(1,363,005)	$21.37
Cancelled or expired	(19,665)	$47.81

Outstanding at September 30, 2011	6,461,510	$43.28

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options outstanding at September 30, 2011 consisted entirely of nonqualified stock options. The following table presents the total intrinsic value of stock options exercised (in thousands):

	2011	2010	2009
Intrinsic value of stock options exercised	$34,665	$11,764	$15,033

The total intrinsic value of stock options exercisable at September 30, 2011 was approximately $18.0 million. The following table presents certain other information regarding our stock incentive plans:

	2011	2010	2009
At fiscal year end:
Range of exercise prices for options outstanding	$13.29–$94.11	$10.79–$94.11	$7.03–$94.11
Number of options exercisable	4,822,297	5,441,883	5,075,975
For the fiscal year:
Range of prices relating to options exercised	$10.785–$41.18	$7.03–$37.35	$7.73–$37.68
Estimated weighted average fair values of options granted	$19.43	$19.33	$19.71

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information regarding stock options outstanding, and stock options exercisable at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$13.29 - $18.49	262,200	0.89	$15.70	262,200	$15.70
$19.21 - $26.95	1,489,535	1.11	$23.10	1,489,535	$23.10
$32.51 - $37.35	474,250	2.20	$37.30	452,375	$37.33
$37.68 - $46.86	2,656,000	5.88	$42.85	1,515,550	$43.00
$47.11 - $55.04	391,550	8.83	$48.41	82,465	$48.17
$56.95 - $57.81	515,825	2.76	$56.97	513,825	$56.97
$76.15 - $83.61	80,625	4.27	$81.33	60,625	$81.33
$88.19 - $94.11	591,525	3.63	$92.57	445,722	$92.57

	6,461,510	4.01	$43.28	4,822,297	$41.47

Our stock incentive plans allow participants to satisfy the exercise price of stock options by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity.

At September 30, 2011, the amount of compensation cost relating to nonvested awards not yet recognized in the financial statements is approximately $27.9 million. The majority of the unrecognized compensation costs will be recognized by the second quarter of fiscal 2013. The weighted average remaining contractual term of options currently exercisable is 2.60 years.

The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 Plans:

	2011	2010	2009
Restricted stock issued	226,850	525,600	147,300
Restricted stock units issued (service condition)	12,100	9,000	9,000
Restricted stock units issued (service and performance conditions)	291,700	—	—

The restrictions generally relate to the recipient’s ability to sell or otherwise transfer the stock or stock units. There are also restrictions that subject the stock and stock units to forfeiture back to the Company until earned by the recipient through continued employment or service. At September 30, 2011, there were 1,167,300 shares of restricted stock; 44,100 shares of restricted stock units (service condition) and 291,700 shares of restricted stock units (service and performance conditions) outstanding under the 1999 Plans.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Earnings Per Share

The following table (i) reconciles the denominator used to compute Basic EPS to the denominator used to compute Diluted EPS for each of the last three fiscal years, and (ii) discloses the number of antidilutive stock options outstanding at the end of each of the fiscal years indicated (in thousands):

	2011	2010	2009
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	125,686	124,134	122,772
Effect of stock options and restricted stock	1,549	1,656	1,762

Denominator used to compute diluted EPS	127,235	125,790	124,534

Antidilutive stock options and restricted stock	4,507	3,814	2,288

6. Borrowings

Short-Term Credit Arrangements

The following table presents certain information regarding the Company’s various credit facilities and bank loan agreements at September 30, 2011 and October 1, 2010 (dollars in thousands):

	2011		2010
	Principal Balance Outstanding	Range of Interest Rates	Principal Balance Outstanding	Range of Interest Rates
$290.0 Million revolving credit facility	$171,788	0.96 – 1.57%	$—	—
Bilateral loan agreements	$392,059	1.0 – 2.15%	$79,157	1.42%
Other loan agreements	$2,184	6.0%	$242	4.5%

The Company’s $290.0 million revolving credit facility expires in May 2012; hence, amounts classified previously as long-term debt are now classified as current liabilities in the accompanying Consolidated Balance Sheet at September 30, 2011. This facility provides for unsecured borrowings from banks (a syndicate consisting of U.S., Canadian, European, and Asian banks) at either fixed rates offered by the banks at the time of borrowing on loans not greater than twelve months, or at variable rates based on the agent bank’s base rate, LIBOR or the latest federal funds rate. The credit agreement contains certain negative covenants relating to the Company’s “consolidated net worth”, and a “leverage ratio” based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization (all as defined in the agreement). The agreement requires us to pay a facility fee based on the total amount of the commitments.

The Company’s “bilateral loan agreements” include a number of credit facilities with major U.S. and European banks entered into in fiscal 2011 in connection with the acquisition of the Aker Entities. Also included in this category are amounts outstanding under two bilateral facilities we entered into in connection with the Company’s purchases of (i) a one-third interest in AWE, and (ii) an additional 55% interest in CES. These bilateral loan agreements expire between April 30, 2012 and May 28, 2012, and bear interest at Libor plus 0.75%. The following table presents certain additional information regarding the Company’s various loan agreements for he fiscal years shown:

	2011	2010
Maximum amount outstanding at any month-end during the fiscal year	$675,083	$117,482
Average amount outstanding during the year	$403,649	$84,018
Weighted average interest rate during the year	1.81%	1.29%

Included in “Long-term Debt” in the accompanying Consolidated Balance Sheets at September 30, 2011 and October 1, 2010 are amounts relating to a real estate mortgage and other, miscellaneous indebtedness assumed in connection with various business combinations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amount of interest paid by the Company during fiscal 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Amount of interest paid	$7,778	$11,702	$1,690

Included in interest payments during fiscal 2010 is approximately $9.9 million of interest paid in connection with the SIVOM judgment (see Note 11—Contractual Guarantees, Litigation, Investigations, and Insurance, below).

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

The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) for each balance sheet presented (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2011	2010	2011	2010
Net benefit obligation at the beginning of the year	$160,264	$148,532	$1,007,105	$842,928
Service cost	10,684	—	30,816	22,722
Interest cost	21,377	7,545	54,631	46,584
Participants’ contributions	3,318	—	12,108	12,467
Actuarial (gains)/losses	30,378	12,300	(141,498)	134,702
Benefits paid	(34,486)	(8,113)	(32,419)	(25,283)
Curtailments/settlements	—	—	(3,744)	(6,051)
Transfers	—	—	—	(35)
Business combinations/consolidations	290,887	—	49,638	—
Special termination benefits	120	—	—	—
Effect of exchange rate changes	—	—	(7,699)	(20,929)

Net benefit obligation at the end of the year	$482,542	$160,264	$968,938	$1,007,105

The following table sets forth the changes in the combined fair value of the plans’ assets (segregated between plans existing within and outside the U.S.) for each balance sheet presented (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2011	2010	2011	2010
Fair value of plan assets at the beginning of the year	$107,791	$106,313	$661,825	$573,189
Actual return on plan assets	1,899	9,591	3,729	79,409
Employer contributions	21,753	—	70,575	42,595
Participants’ contributions	3,318	—	12,108	12,467
Gross benefits paid	(34,486)	(8,113)	(32,419)	(25,283)
Transfers	—	—	—	(35)
Business combinations/consolidations	185,502	—	40,922	—
Curtailments/settlements	—	—	(3,744)	(6,051)
Effect of exchange rate changes	—	—	(8,307)	(14,466)

Fair value of plan assets at the end of the year	$285,777	$107,791	$744,689	$661,825

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the combined funded statuses of the plans and recognized in the accompanying Consolidated Balance Sheets at September 30, 2011 and October 1, 2010 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2011	2010	2011	2010
Net benefit obligation at the end of the year	$482,542	$160,264	$968,938	$1,007,105
Fair value of plan assets at the end of the year	285,777	107,791	744,689	661,825

Under funded amount recognized at the end of the year	$196,765	$52,473	$224,249	$345,280

The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 30, 2011 and October 1, 2010 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2011	2010	2011	2010
Accrued benefit cost included in current liabilities	$—	$—	$1,690	$1,473
Accrued benefit cost included in noncurrent liabilities	196,765	52,473	222,559	343,807

Net amount recognized at the end of the year	$196,765	$52,473	$224,249	$345,280

Included in the tables above for fiscal 2011 are amounts relating to a pension plan in the U.S. covering employees of a certain entity which the Company began consolidating at the beginning of this fiscal year. The covered employees are assigned to a particular operating contract with the U.S. government; it is the intention of the parties to the contract that the cost of this pension plan will be fully reimbursed by the U.S. government pursuant to applicable cost accounting standards. Included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheet at September 30, 2011 is a receivable from the U.S. government of approximately $140.9 million representing the underfunded amount for this pension plan.

The following table presents the significant actuarial assumptions used in determining the funded statuses of the Company’s U.S. plans for each fiscal year presented:

	2011	2010	2009
Weighted average discount rates	4.3% to 4.6%	4.6%	5.25%
Rates of compensation increases	3.5%	—	—

The following table presents the significant actuarial assumptions used in determining the funded statuses of the Company’s Non-U.S. plans for each fiscal year presented:

	2011	2010	2009
Weighted average discount rates	2.6% to 5.9%	2.1% to 5.1%	2.5% to 5.6%
Rates of compensation increases	3.0% to 3.5%	3.25% to 3.5%	3.5%

The following table presents certain amounts relating to our U.S. pension plans recognized in accumulated other comprehensive loss at September 30, 2011 and October 1, 2010 (in thousands):

	2011	2010	2009
Arising during the period:
Net actuarial loss	$7,486	$8,297	$24,585
Reclassification adjustments:
Net actuarial gain	(2,011)	(1,154)	(811)

Total	$5,475	$7,143	$23,774

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain amounts relating to our Non-U.S. pension plans recognized in accumulated other comprehensive loss at September 30, 2011 and October 1, 2010 (in thousands):

	2011	2010	2009
Arising during the period:
Net actuarial (gain) loss	$(73,258)	$64,809	$63,028
Prior service cost (benefit)	1,005	(117)	(32)

Total	(72,253)	64,692	62,996
Reclassification adjustments:
Net actuarial gain	(4,990)	(7,646)	(3,700)
Prior service benefit	(1,406)	(193)	(243)

Total	(6,396)	(7,839)	(3,943)

Total	$(78,649)	$56,853	$59,053

The following table presents certain amounts relating to our pension plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost at September 30, 2011 and October 1, 2010 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2011	2010	2011	2010
Net actuarial loss	$68,224	$62,749	$124,560	$202,806
Prior service cost	—	—	1,166	1,569

Total	$68,224	$62,749	$125,726	$204,375

The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic pension cost in fiscal 2012 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
Unrecognized net actuarial loss	$3,217	$8,138
Unrecognized prior service cost	—	247

Accumulated comprehensive loss to be recorded against earnings	$3,217	$8,385

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at September 30, 2011 and October 1, 2010 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Pension Plans		Non-U.S. Pension Pans
	2011	2010	2011	2010
Equity securities	68%	70%	41%	39%
Debt securities	23%	22%	37%	37%
Real estate investments	2%	3%	6%	6%
Other	7%	5%	16%	18%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value of the Company’s U.S. pension plan assets at September 30, 2011 segregated by level of fair value measurement inputs within the fair value hierarchy promulgated by U.S. GAAP (refer to Note 2—Significant Accounting Policies, above) (in thousands):

	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$172,986	$—	$172,986
Overseas equities	22,057	—	22,057
U.S. Domestic bonds	66,333	—	66,333
Cash and equivalents	4,203	—	4,203
Real estate	—	5,353	5,353
Hedge funds	—	14,845	14,845

Total	$265,579	$20,198	$285,777

The following table presents the fair value of the Company’s Non-U.S. pension plan assets at September 30, 2011 segregated by level of fair value measurement inputs within the fair value hierarchy promulgated by U.S. GAAP (refer to Note 2—Significant Accounting Policies, above) (in thousands):

	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$156,264	$—	$156,264
Overseas equities	149,926	—	149,926
U.S. Domestic bonds	262,377	—	262,377
Overseas bonds	13,794	—	13,794
Cash and equivalents	14,486	—	14,486
Infrastructure / Raw goods	—	4,776	4,776
Real estate	—	43,997	43,997
Insurance contracts	—	17,293	17,293
Hedge funds	—	81,776	81,776

Total	$596,847	$147,842	$744,689

The following table presents the fair value of the Company’s U.S. pension plan assets at October 1, 2010 segregated by level of fair value measurement inputs within the fair value hierarchy promulgated by U.S. GAAP (refer to Note 2—Significant Accounting Policies, above) (in thousands):

	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$64,520	$—	$64,520
Overseas equities	10,526	—	10,526
U.S. Domestic bonds	2,935	—	2,935
Overseas bonds	20,452	—	20,452
Cash and equivalents	703	—	703
Real estate	—	3,164	3,164
Hedge funds	—	5,491	5,491

Total	$99,136	$8,655	$107,791

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value of the Company’s Non-U.S. pension plan assets at October 1, 2010 segregated by level of fair value measurement inputs within the fair value hierarchy promulgated by U.S. GAAP (refer to Note 2—Significant Accounting Policies, above) (in thousands):

	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$135,060	$—	$135,060
Overseas equities	118,145	—	118,145
U.S. Domestic bonds	241,251	—	241,251
Overseas bonds	1,376	—	1,376
Cash and equivalents	15,486	—	15,486
“With Profits” funds	—	1,482	1,482
Real estate	—	38,351	38,351
Insurance contracts	—	27,465	27,465
Hedge funds	—	83,209	83,209

Total	$511,318	$150,507	$661,825

The following table summarizes the changes in the fair value of the Company’s U.S. Plans’ Level 3 assets for the year ended September 30, 2011 (in thousands):

	Real Estate	Hedge Funds
Balance, beginning of year	$3,164	$5,491
Transfers	4,661	9,208
Realized and unrealized gains (losses)	(2,472)	146

Balance, end of year	$5,353	$14,845

The following table summarizes the changes in the fair value of the Company’s Non-U.S. Plans’ Level 3 assets for the year ended September 30, 2011 (in thousands):

	Infrastructure / Raw Goods	Real Estate	Insurance Contracts	Hedge Funds	“With Profits” Funds
Balance, beginning of year	$—	$38,351	$27,465	$83,209	$1,482
Purchases, sales, and settlements	4,776	2,248	323	(1,452)	—
Realized and unrealized gains	—	3,799	593	937	—
Transfers	—	—	(10,964)	—	(1,513)
Effect of exchange rate changes	—	(401)	(124)	(918)	31

Balance, end of year	$4,776	$43,997	$17,293	$81,776	$—

The following table summarizes the changes in the fair value of the Company’s U.S. Plans’ Level 3 assets for the year ended October 1, 2010 (in thousands):

	Real Estate	Hedge Funds
Balance, beginning of year	$3,387	$5,505
Realized and unrealized losses	(223)	(14)

Balance, end of year	$3,164	$5,491

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the fair value of the Company’s Non-U.S. Plans’ Level 3 assets for the year ended October 1, 2010 (in thousands):

	“With Profits” Funds	Real Estate	Insurance Contracts	Hedge Funds
Balance, beginning of year	$1,557	$31,047	$25,706	$52,323
Purchases, sales, and settlements	—	3,247	—	20,546
Realized and unrealized gains	(55)	4,661	2,888	10,699
Transfers	—	(5)	—	—
Effect of exchange rate changes	(20)	(599)	(1,129)	(359)

Balance, end of year	$1,482	$38,351	$27,465	$83,209

The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2012 (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Pans
Anticipated cash contributions	$60,974	$48,345

The following table presents the total benefit payments expected to be paid to pension plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Pans
2012	$74,472	$33,946
2013	35,503	36,379
2014	38,211	37,602
2015	29,728	40,738
2016	36,150	46,146
For the period 2017 through 2021	210,743	286,879

The following table presents the components of net periodic pension cost for the Company’s U.S. plans recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2011	2010	2009
Service cost	$10,684	$—	$—
Interest cost	21,377	7,545	8,147
Expected return on plan assets	(23,558)	(10,566)	(9,208)
Actuarial loss	7,025	1,846	1,038
Prior service cost	(103)	—	—

Net pension cost, before special items	15,425	(1,175)	(23)
Special termination benefits	120	—	—

Total net periodic pension cost recognized	$15,545	$(1,175)	$(23)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of net periodic pension cost for the Company’s Non-U.S. plans recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2011	2010	2009
Service cost	$30,816	$22,722	$19,212
Interest cost	54,631	46,584	41,634
Expected return on plan assets	(50,033)	(36,988)	(35,629)
Actuarial loss	13,535	10,488	4,078
Prior service cost	303	293	293

Net pension cost, before special items	49,252	43,099	29,588
Special termination benefits	—	—	203
Curtailments and settlements	381	1,206	—

Total net periodic pension cost recognized	$49,633	$44,305	$29,791

Multiemployer Plans

In the United States and Canada, we contribute to various trusteed pension plans covering hourly construction employees under industry-wide agreements. We also contribute to various trusteed plans in certain countries in Europe covering both hourly and certain salaried employees. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct costs of contracts on a current basis. Information from the plans’ administrators is not available to permit us to determine our share of unfunded benefits, if any. The following table presents the Company’s contributions to these multiemployer plans during fiscal 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Contributions to multiemployer pension plans	$98,270	$65,382	$51,958

8. Savings and Deferred Compensation Plans

Savings Plans

We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under section 401(k) of the United States Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. The following table presents the Company’s contributions to these savings plans during fiscal 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Savings plans contributions	$61,065	$57,346	$54,957

Deferred Compensation Plans

Our Executive Security Plan and Executive Deferral Plans are nonqualified deferred compensation programs that provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. Benefit payments under both plans are funded by a combination of contributions from participants and the Company, and most of the participants are covered by life insurance policies with the Company designated as the beneficiary. The following table presents the amount charged to expense for the Company’s deferred compensation plans during fiscal 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Deferred compensation plans expense	$3,075	$3,631	$8,327

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes

The following table presents the components of our consolidated income tax expense for each of the last three fiscal years (in thousands):

	2011	2010	2009
Current income tax expense:
Federal	$102,903	$123,154	$146,865
State	25,067	23,477	30,137
Foreign	37,617	22,909	42,597

Total current tax expense	165,587	169,540	219,599

Deferred income tax expense (benefit):
Federal	10,482	(19,518)	(733)
State	(1,760)	(675)	397
Foreign	7,131	(3,700)	5,656

Total deferred tax expense (benefit)	15,853	(23,893)	5,320

Consolidated income tax expense	$181,440	$145,647	$224,919

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at September 30, 2011 and October 1, 2010 (in thousands):

	2011	2010
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$80,632	$108,826
Other employee benefit plans	151,855	137,810
Self-insurance programs	14,999	19,481
Contract revenues and costs	15,333	13,602
Foreign tax credits carryforward	320	14,305
Other	9,081	10,719

Gross deferred tax assets	272,220	304,743

Deferred tax liabilities:
Depreciation and amortization	(130,536)	(81,693)
Other, net	(7,068)	(792)

Gross deferred tax liabilities	(137,604)	(82,485)

Net deferred tax assets	$134,616	$222,258

The following table presents the income tax benefits realized from the exercise of nonqualified stock options, and disqualifying dispositions of stock sold under our employee stock purchase plans during each of the last three fiscal years (in millions):

	2011	2010	2009
Income tax benefits realized under stock plans	$11.9	$4.0	$4.7

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles total income tax expense using the statutory U.S. federal income tax rate to the consolidated income tax expense shown in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (dollars in thousands):

	2011	2010	2009
Statutory amount	$180,831	$137,177	$218,446
State taxes, net of the federal benefit	15,150	14,821	19,848
Utilization of foreign tax credit carryover	—	—	(5,856)
Tax differential on foreign earnings	(7,841)	(7,178)	(9,838)
Other, net	(6,700)	827	2,319

Consolidated income tax expense	$181,440	$145,647	$224,919

Rates used to compute statutory amount	35.0%	35.0%	35.0%

Consolidated effective income tax rate	35.1%	37.2%	36.0%

The following table presents income tax payments made during each of the last three fiscal years (in millions):

	2011	2010	2009
Income tax payments	$139.2	$170.8	$255.5

The following table presents the components of our consolidated earnings before taxes for each of the last three fiscal years (in thousands):

	2011	2010	2009
United States earnings	$341,059	$295,144	$449,065
Foreign earnings	175,602	96,790	175,067

	$516,661	$391,934	$624,132

United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings are expected to be permanently reinvested. At September 30, 2011, approximately $26.1 million of such undistributed earnings of certain foreign subsidiaries was expected to be permanently reinvested. Should these earnings be repatriated, approximately $7.4 million of income taxes would be payable.

The Company accounts for unrecognized tax benefits in accordance with FASB’s Accounting Standards Codification 740. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties (i.e., not as part of income tax expense). The Company’s liability for gross unrecognized tax benefits was $31.1 million and $27.8 million at September 30, 2011 and October 1, 2010, respectively, all of which, if recognized, would affect the Company’s consolidated effective income tax rate. The Company had $4.0 million and $4.4 million in accrued interest and penalties at September 30, 2011 and October 1, 2010, respectively. The Company estimates that, within 12 months, $4.5 million of gross, primarily non-U.S. unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax. As of September 30, 2011, the Company’s U.S. federal income tax returns for tax years 2008 through 2011 remain subject to examination.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies, and Derivative Financial Instruments

Commitments Under Operating Leases

We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $832.7 million at September 30, 2011 payable as follows (in thousands):

In fiscal years,
2012	$150,209
2013	131,481
2014	100,982
2015	127,554
2016	66,999
Thereafter	269,882

847,107
Amounts representing sublease income	(14,406)

$832,701

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

The following table presents rent expense and sublease income offsetting the Company’s rent expense during each of the last three fiscal years (in thousands):

	2011	2010	2009
Rent expense	$157,955	$155,517	$159,682
Sublease income	(8,315)	(11,160)	(10,012)

Net rent	$149,640	$144,357	$149,670

Guarantee

We are party to a synthetic lease agreement involving certain real and personal property located in Houston, Texas that we use in our operations. A synthetic lease is a type of off-balance sheet transaction which provides us with certain tax and other financial benefits. Significant terms of the lease are as follows:

End of lease term	2015
End of term purchase option (in thousands)	$52,200
Residual value guaranty (in thousands)	$38,800

The lease agreement gives us the right to request an extension of the lease term. We may also assist the owner in selling the property at the end of the lease term, the proceeds from which would be used to reduce our residual value guarantee. In connection with the lease, we entered into a floating-to-fixed interest rate swap agreement with a U.S. bank which fixes the amount of the Company’s lease payments. The notional amount of this hedge at September 30, 2011 was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We’ve determined this interest rate swap to be “highly effective” according to U.S. GAAP. The minimum lease payments required by the lease agreement is included in the above lease pay-out schedule. We have determined that the estimated fair value of the aforementioned financial guarantee was not significant at September 30, 2011.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit

Letters of credit outstanding at September 30, 2011 totaled $309.6 million. Of this amount $28.7 million has been issued under our revolving credit facility and $280.9 million are stand-alone letters of credit.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Other Financial Information

Receivables

The following table presents the components of “Receivables” appearing in the accompanying Consolidated Balance Sheets at September 30, 2011 and October 1, 2010 as well as certain other related information (in thousands):

	2011	2010
Amounts billed, net	$1,016,792	$818,761
Unbilled receivables and other	996,516	793,918
Retentions receivable	64,186	47,165

Total receivables, net	$2,077,494	$1,659,844

Other information about receivables:
Amounts due from the United States federal government included above, net of advanced billings	$288,165	$309,176

Claims receivable	$14,712	$14,201

Billed receivables consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for doubtful accounts.

Property, Equipment, and Improvements, Net

The following table presents the components of our property, equipment and improvements at September 30, 2011 and October 1, 2010 (in thousands):

	2011	2010
Land	$23,542	$12,223
Buildings	136,161	90,565
Equipment	446,628	433,395
Leasehold improvements	144,903	142,358
Construction in progress	10,046	3,570

	761,280	682,111
Accumulated depreciation and amortization	(476,647)	(467,079)

	$284,633	$215,032

Miscellaneous Noncurrent Assets

The following table presents the components of “Miscellaneous noncurrent assets” as shown in the accompanying Consolidated Balance Sheets at September 30, 2011 and October 1, 2010 (in thousands):

	2011	2010
Deferred income taxes	$161,540	$187,045
Cash surrender value of life insurance policies	75,440	68,107
Intangible assets (a)	259,006	100,045
Investments	185,590	209,898
Notes receivable	6,942	4,794
Reimbursable pension costs (b)	140,878	—
Other	32,338	13,065

Total	$861,734	$582,954

(a)	Consists primarily of intangible assets acquired in connection with various business combinations.
(b)	Consists of costs incurred relating to a defined benefit pension plan covering employees providing services on a contract with, and for the benefit of, the U.S. federal government pursuant to which such costs are fully reimbursable.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

The following table presents the components of “Accrued liabilities” as shown in the accompanying Consolidated Balance Sheets at September 30, 2011 and October 1, 2010 (in thousands):

	2011	2010
Accrued payroll and related liabilities	$535,631	$419,513
Project-related accruals	125,742	71,465
Insurance liabilities	54,945	63,751
Sales and other similar taxes	38,395	34,385
Deferred rent	20,021	13,019
Other	62,483	59,145

Total	$837,217	$661,278

Other Deferred Liabilities

The following table presents the components of “Other deferred liabilities” as shown in the accompanying Consolidated Balance Sheets at September 30, 2011 and October 1, 2010 (in thousands):

	2011	2010
Liabilities relating to defined benefit pension and early retirement plans	$419,324	$396,939
Liabilities relating to nonqualified deferred compensation arrangements	85,032	77,765
Deferred income taxes	137,604	82,485
Miscellaneous	23,996	21,838

Total	$665,956	$579,027

Total Accumulated Other Comprehensive Loss

The following table presents the components of “Total accumulated other comprehensive loss” as shown in the accompanying Consolidated Balance Sheets at September 30, 2011 and October 1, 2010 (in thousands):

	2011	2010
Foreign currency translation adjustments	$(38,437)	$(13,413)
Adjustments relating to defined benefit pension plans	(193,950)	(267,124)
Other	(5,151)	(5,204)

Total	$(237,538)	$(285,741)

Supplemental Cash Flow Information

During fiscal 2011 and fiscal 2010, the Company acquired businesses for cash and stock of $711.4 million and $259.5 million, respectively. The following table presents the non-cash adjustments relating to these acquisitions made in preparing the accompanying Consolidated Statements of Cash Flows (in thousands):

	2011	2010
Working capital	$(40,508)	$11,832
Property and equipment	33,195	3,116
Noncurrent assets	15,723	2,658
Deferred liabilities	(15,908)	(34)
Non-controlling interests	(1,936)	—
Foreign currency translation	(79)	—
Goodwill	720,933	241,920

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Segment Information

As discussed above, we provide a broad range of technical, professional, and construction services. We provide our services through offices and subsidiaries located primarily in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia.

All of our operations share similar economic characteristics. For example, all of our operations are highly influenced by the general availability of qualified engineers and other technical professional staff. They also provide similar services as well as share similar processes for delivering our services. There is also a high degree of similarity of the workforces employed among the various categories of services we provide. For example, engineering and design services (i.e., services provided by persons who are degreed, and in certain circumstances licensed, professionals such as engineers, architects, scientists, and economists) exist in all four service categories. In addition, there is a high degree of similarity among a significant component of the workforces we employ to perform construction and operations and maintenance projects. In providing construction and operations and maintenance services, we employ a large number of skilled craft labor personnel. These may include welders, pipe fitters, electricians, crane operators, and other personnel who work on very large capital projects (in the case of projects classified within the construction services category) or on smaller capital projects (in the case of maintenance projects classified within the operations and maintenance services category). In addition, the use of technology is highly similar and consistent throughout our organization, as is our client base (with the exception of our operations outside the United States, which perform very little work for the U.S. federal government), and our quality assurance and safety programs. Furthermore, the types of information and internal reports used by the Company’s chief operating decision maker (the “CODM”) and other members of management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these operational similarities and the way management monitors the Company’s results of operations, we have concluded that our operations may be aggregated into one reportable segment for purposes of this disclosure.

The following table presents certain financial information by geographic area for fiscal 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Revenues:
United States	$6,435,078	$6,969,264	$7,362,752
Europe	1,649,678	1,666,325	2,204,503
Canada	1,656,487	989,298	1,597,568
Asia	102,272	98,259	117,164
India	103,842	54,413	64,929
Australia	194,560	28,589	36,716
South America and Mexico	109,520	10,149	12,173
Middle East and Africa	130,227	99,220	71,571

Total	$10,381,664	$9,915,517	$11,467,376

Long-Lived Assets:
United States	$169,914	$122,551	$159,451
Europe	49,372	53,586	40,840
Canada	42,496	21,859	23,564
Asia	1,653	809	1,308
India	16,831	13,372	11,821
Australia	1,040	356	441
South America and Mexico	1,533	821	1,063
Middle East and Africa	1,794	1,678	1,862

Total	$284,633	$215,032	$240,350

Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.

The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues, for fiscal 2011, 2010, and 2009:

	2011	2010	2009
Percentage of revenue earned from the U.S. federal government and its agencies	24.4%	25.4%	20.3%

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

15. Selected Quarterly Information — Unaudited

The following table presents selected quarterly financial information for each of the last three fiscal years. Amounts are presented in thousands, except for per share amounts:

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Fiscal Year
2011
Revenues	$2,356,175	$2,558,016	$2,744,178		$2,723,295	$10,381,664
Operating profit (a)	103,619	128,015	139,380		147,904	518,918
Earnings before taxes	103,723	126,481	141,301		145,156	516,661
Net earnings of the Group	66,697	81,341	91,936		95,247	335,221
Net earnings attributable to Jacobs	65,823	80,250	90,676		94,280	331,029
Earnings per share:
Basic	0.53	0.64	0.72		0.75	2.63
Diluted	0.52	0.63	0.71		0.74	2.60
2010
Revenues	$2,477,785	$2,586,974	$2,507,725		$2,343,033	$9,915,517
Operating profit (a)	113,481	122,004	45,083		119,515	400,083
Earnings before taxes	113,148	121,160	37,239		120,387	391,934
Net earnings of the Group	72,401	77,567	19,240		77,079	246,287
Net earnings attributable to Jacobs	72,437	77,500	19,043	(b)	76,994	245,974	(b)
Earnings per share:
Basic	0.59	0.63	0.15	(b)	0.62	1.98	(b)
Diluted	0.58	0.62	0.15	(b)	0.61	1.96	(b)
2009
Revenues	$3,232,653	$2,975,452	$2,706,724		$2,552,547	$11,467,376
Operating profit (a)	181,068	170,688	146,674		122,143	620,573
Earnings before taxes	181,581	170,628	148,067		123,856	624,132
Net earnings of the Group	116,116	109,171	94,686		79,240	399,213
Net earnings attributable to Jacobs	116,350	109,287	94,900		79,317	399,854
Earnings per share:
Basic	0.95	0.89	0.77		0.64	3.26
Diluted	0.94	0.88	0.76		0.63	3.21

(a)	Operating profit represents revenues less (i) direct costs of contracts, and (ii) selling, general and administrative expenses.
(b)	Includes a non-recurring loss of $60.3 million, or $0.48 per basic and diluted share, related to the SIVOM judgment.

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2011 and October 1, 2010, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at September 30, 2011 and October 1, 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2011 expressed an unqualified opinion thereon.

Los Angeles, California

November 21, 2011

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jacobs Engineering Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired operations of Aker Solutions ASA (“Aker Entities”), which are included in the fiscal 2011 consolidated financial statements of Jacobs Engineering Group Inc. and subsidiaries and constituted 11.2% and 11.8% of total and net assets, respectively, as of September 30, 2011, and 6.6% and 8.6% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Jacobs Engineering Group Inc. and subsidiaries’ also did not include an evaluation of the internal control over financial reporting of the Aker Entities.

In our opinion, Jacobs Engineering Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2011 and October 1, 2010, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 30, 2011, and our report dated November 21, 2011 expressed an unqualified opinion thereon.

Los Angeles, California

November 21, 2011