Form 10-Q
period 2011-12-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2012-01-27
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on
_____________________
 FORM 10-Q
_____________________
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2011

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number 1-7463
_____________________
 JACOBS ENGINEERING GROUP INC.
(Exact name of Registrant as specified in its charter)
_____________________

Delaware	95-4081636
(State of incorporation)	(I.R.S. employer identification number)

1111 South Arroyo Parkway, Pasadena, California	91105
(Address of principal executive offices)	(Zip code)

(626) 578 – 3500
(Registrant’s telephone number, including area code)
_____________________
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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at January 20, 2012: 128,493,619

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 30, 2011	September 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$959,237	$905,633
Receivables	2,026,973	2,077,494
Deferred income taxes	113,719	110,680
Prepaid expenses and other	58,592	63,546
Total current assets	3,158,521	3,157,353
Property, Equipment and Improvements, Net	291,429	284,633
Other Noncurrent Assets:
Goodwill	1,780,745	1,745,708
Miscellaneous	895,580	861,734
Total other non-current assets	2,676,325	2,607,442
	$6,126,275	$6,049,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$535,724	$566,031
Accounts payable	307,055	351,299
Accrued liabilities	821,785	837,217
Billings in excess of costs	296,431	276,739
Income taxes payable	62,350	26,759
Total current liabilities	2,023,345	2,058,045
Long-term Debt	—	2,042
Other Deferred Liabilities	650,187	665,956
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—128,384,400 shares and 127,784,884 shares, respectively	128,384	127,785
Additional paid-in capital	886,097	858,460
Retained earnings	2,648,454	2,564,281
Accumulated other comprehensive loss	(223,756)	(237,538)
Total Jacobs stockholders’ equity	3,439,179	3,312,988
Noncontrolling interests	13,564	10,397
Total Group stockholders’ equity	3,452,743	3,323,385
	$6,126,275	$6,049,428
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended December 30, 2011 and December 31, 2010
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	December 30, 2011	December 31, 2010
Revenues	$2,631,768	$2,356,175
Costs and Expenses:
Direct cost of contracts	(2,210,726)	(2,025,137)
Selling, general and administrative expenses	(279,090)	(227,419)
Operating Profit	141,952	103,619
Other Income (Expense):
Interest income	1,395	924
Interest expense	(3,662)	(827)
Miscellaneous income (expense), net	(131)	7
Total other income (expense), net	(2,398)	104
Earnings Before Taxes	139,554	103,723
Income Tax Expense	(48,118)	(37,026)
Net Earnings of the Group	91,436	66,697
Net Income Attributable to Noncontrolling Interests	(1,726)	(874)
Net Earnings Attributable to Jacobs	$89,710	$65,823
Net Earnings Per Share:
Basic	$0.71	$0.53
Diluted	$0.70	$0.52
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended December 30, 2011 and December 31, 2010
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 30, 2011	December 31, 2010
Net Earnings of the Group	$91,436	$66,697
Other Comprehensive Income:
Foreign currency translation adjustment	11,616	315
Gain on cash flow hedges	1,178	1,065
Change in pension liability	1,824	4,567
Other comprehensive income before taxes	14,618	5,947
Income tax expense	(836)	(1,477)
Net other comprehensive income	13,782	4,470
Net Comprehensive Income of the Group	105,218	71,167
Net Comprehensive Income Attributable to Noncontrolling Interests	(1,726)	(874)
Net Comprehensive Income Attributable to Jacobs	$103,492	$70,293
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended December 30, 2011 and December 31, 2010 (In thousands) (Unaudited)

	December 30, 2011	December 31, 2010
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$91,436	$66,697
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	13,861	14,199
Intangible assets	11,375	6,034
Stock based compensation	7,911	6,643
Excess tax benefits from stock based compensation	(699)	(301)
Equity in (earnings) losses of investees, net of dividends	(4,414)	2,094
(Gains) losses on sales of assets, net	649	(160)
Change in pension plan obligations	(26,381)	3,611
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	45,846	57,098
Prepaid expenses and other current assets	8,376	(9,785)
Accounts payable	(48,882)	(27,539)
Accrued liabilities	(932)	(20,338)
Billings in excess of costs	28,119	18,127
Income taxes payable	33,832	27,960
Deferred income taxes	(8,553)	(503)
Other deferred liabilities	(3,311)	2,996
Other, net	(2,051)	(1,063)
Net cash provided by operating activities	146,182	145,770
Cash Flows from Investing Activities:
Additions to property and equipment	(20,102)	(6,664)
Disposals of property and equipment	123	1,586
Purchases of investments	(56)	(48)
Sales of investments	13	40
Acquisitions of businesses, net of cash acquired	(65,819)	(58,033)
Other, net	—	2,336
Net cash used for investing activities	(85,841)	(60,783)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended December 30, 2011 and December 31, 2010 (In thousands) (Unaudited) (Continued)

	December 30, 2011	December 31, 2010
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	11,371
Repayments of long-term borrowings	—	(36)
Proceeds from short-term borrowings	—	(7,808)
Repayments of short-term borrowings	(22,732)	—
Proceeds from issuances of common stock	9,653	11,074
Excess tax benefits from stock based compensation	699	301
Net cash provided by (used for) financing activities	(12,380)	14,902
Effect of Exchange Rate Changes	5,643	952
Net Increase in Cash and Cash Equivalents	53,604	100,841
Cash and Cash Equivalents at the Beginning of the Period	905,633	938,842
Cash and Cash Equivalents at the End of the Period	$959,237	$1,039,683

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 30, 2011

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
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (“2011 Form 10-K”) as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2011 Form 10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 30, 2011 and for the three month periods ended December 30, 2011 and December 31, 2010.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2011-09-Compensation-Retirement Benefits-Multiemployer Plans. ASU 2011-09 amends Topic 715-80 of the FASB's Accounting Standards Codification (“ASC”) and requires employers to provide additional, separate disclosures for multiemployer pension plans and other multiemployer postretirement benefit plans. The amendments in this ASU require an employer to provide additional quantitative and qualitative disclosures. The amended disclosures are intended to provide users with more detailed information about an employer's involvement in multiemployer pension plans including disclosing: (i)  the significant multiemployer plans in which an employer participates; (ii) the level of an employer's participation in the significant multiemployer plans, including the employer's contributions made to the plans and an indication of whether the employer's contributions represent more than 5 percent of the total contributions made to the plan by all contributing employers; (iii) information regarding the financial health of the significant multiemployer plans, including an indication of the funded status, whether funding improvement plans are pending or implemented, and whether the plan has imposed surcharges on the contributions to the plan; (iv) the nature of the employer commitments to the plan, including when the collective-bargaining agreements that require contributions to the significant plans are set to expire and whether those agreements require minimum contributions to be made to the plans. ASU 2011-09 will not change current accounting for the recognition and measurement of benefit costs associated with an entity's participation in a multiemployer postretirement plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. The Company is currently evaluating the impact of ASU 2011-09, if any, on its consolidated financial statements.
Also in September 2011, the FASB issued ASU 2011-08-Intangibles-Goodwill and Other. ASU 2011-08 amends Topic 350 of the ASC and simplifies how entities test goodwill for possible impairment. Under this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 30, 2011
(continued)

comparing the fair value with the carrying amount of the reporting unit. Under this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-08 will have a material affect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05-Comprehensive Income. ASU 2011-05 amends Topic 220 of the ASC and provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The provisions of ASU 2011-05 will be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-05 will have a material affect on its consolidated financial statements.
Business Combinations
On November 1, 2011, we acquired KlingStubbins, Inc., a 500-person firm headquartered in Philadelphia, Pennsylvania, with offices located throughout the United States and in China. KlingStubbins provides professional services in the areas of architecture, engineering, interiors, planning, and landscape architecture. The markets served by KlingStubbins include corporate / commercial, governmental, science and technology, higher education, mission critical, and interiors.
On December 2, 2011, we acquired Unique World Pty Ltd., headquartered in Sydney, Australia. Unique World is a leading information management and knowledge management consultancy specializing in enabling technologies such as collaboration, business process automation, business intelligence, intranets, and portals. Unique World expands the Company's capabilities in Australia to include such IT services, as well as expanding the client base to which we can offer these services.
The results of operations of these acquired businesses have been included in the Company’s consolidated results of operations commencing with the dates control of the acquired businesses was obtained.
The above acquisitions were not material to the Company’s consolidated financial statements at December 30, 2011 and for the three months then ended.

Receivables
The following table presents the components of “Receivables” appearing in the accompanying Consolidated Balance Sheets at December 30, 2011 and September 30, 2011 as well as certain other related information (in thousands):

	December 30, 2011	September 30, 2011
Components of receivables:
Amounts billed	$1,013,658	$1,016,792
Unbilled receivables and other	955,693	996,516
Retentions receivable	57,622	64,186
Total receivables, net	$2,026,973	$2,077,494
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$266,036	$288,165
Claims receivable	$17,700	$14,712

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 30, 2011
(continued)

Claims receivable are included in “Receivables” in the accompanying Consolidated Balance Sheets and represent certain costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated.

Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at December 30, 2011 and September 30, 2011 consisted of the following (in thousands):

	December 30, 2011	September 30, 2011
Land	$23,432	$23,542
Buildings	133,581	136,161
Equipment	463,971	446,628
Leasehold improvements	147,567	144,903
Construction in progress	16,431	10,046
	784,982	761,280
Accumulated depreciation and amortization	(493,553)	(476,647)
	$291,429	$284,633

Notes Payable and Long-term Debt
The Company’s revolving credit facility and most of its separate bilateral facilities expire in the third quarter of fiscal 2012. During the third quarter of fiscal 2011 these facilities became short-term, which at that time resulted in the Company reclassifying the amounts outstanding under these facilities from long-term to short-term in the accompanying Consolidated Balance Sheet.

Revenue Accounting for Contracts / Accounting for Joint Ventures

In general, we recognize revenue at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For multiple contracts with a single customer we account for each contract separately. We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

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

Certain cost-reimbursable contracts with government customers as well as certain commercial clients provide that contract costs are subject to audit and adjustment. In this situation, revenues are recorded at the time services are performed based upon the amounts we expect to realize upon completion of the contracts. Revenues are not recognized for non-

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 30, 2011
(continued)

recoverable costs. In those situations where an audit indicates that we may have billed a client for costs not allowable under the terms of the contract, we estimate the amount of such nonbillable costs and adjust our revenues accordingly.

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.
The following table sets forth pass-through costs included in revenues for each of the three months ended December 30, 2011 and December 31, 2010 (in thousands):

	For the Three Months Ended
	December 30, 2011	December 31, 2010
Pass-through costs included in revenues	$543,832	$534,888

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
In evaluating the Company’s joint ventures (also referred to as "variable interest entities", or "VIEs") for accounting and consolidation purposes, we perform a qualitative analysis to determine whether or not the Company has a “controlling financial interest” in the VIE. The Company is deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance; and (ii) the right to receive benefits, or obligation to absorb losses, that could potentially be significant to the VIE. In making our qualitative analysis, the Company assesses each VIE to determine those activities that most significantly impact the VIE’s economic performance and whether the Company, another entity, or multiple entities have the power to direct those activities.

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
December 30, 2011
(continued)

Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three month periods ended December 30, 2011 and December 31, 2010 (in thousands):

	For the Three Months Ended
Component:	December 30, 2011	December 31, 2010
Service cost	$8,846	$7,249
Interest cost	18,674	14,686
Expected return on plan assets	(18,600)	(14,255)
Amortization of previously unrecognized items	4,867	4,051
Net periodic benefit cost	$13,787	$11,731

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2012 (in thousands):

Cash contributions made during the first three months of fiscal 2012	$40,170
Cash contributions we expect to make during the remainder of fiscal 2012	44,744
Total	$84,914
The change in pension liability included in the Consolidated Statements of Comprehensive Income for the three months ended December 30, 2011 and December 31, 2010 relates primarily to the effects of exchange rate changes.

Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the three months ended December 30, 2011 and December 31, 2010; (ii) provides information regarding the number of non-qualified stock options and restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended
	December 30, 2011	December 31, 2010
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	126,921	124,988
Effect of stock options and restricted stock	1,166	1,652
Denominator used to compute diluted EPS	128,087	126,640
Antidilutive stock options and restricted stock	4,642	3,821
Shares of common stock issued from the exercise of stock options and the release of restricted stock	560.9	348.9

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 30, 2011
(continued)

Accounting for and Disclosure of Guarantees and Contingencies
Please refer to Note 10—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-32 of our 2011 Form 10-K for a discussion of our various commitments and contingencies.
Please refer to Note 11—Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-33 of our 2011 Form 10-K for a discussion of the Company’s contractual guarantees and a description of the various types of litigation in which we’re involved.

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
General
The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•
The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 36 through 39 of our 2011 Annual Report on Form 10-K (the “2011 Form 10-K”), and the most current discussion of our significant accounting policies appears on pages F-8 through F-15 of our 2011 Form 10-K), as well as the discussion of new accounting standards included in the Notes to Consolidated Financial Statements of this Form 10-Q;

•	The Company’s fiscal 2011 audited consolidated financial statements and notes thereto included in its 2011 Form 10-K (beginning on page F-1 thereto); and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Form 10-K (beginning on page 36 thereto).
In addition to historical information, this MD&A may contain forward-looking statements that are not based on historical fact. When used herein, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends”, and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, included in our 2011 Form 10-K (beginning on page 20 thereto). We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission.
Business Combinations
Acquisitions Completed During Fiscal 2012
On November 1, 2011, we acquired KlingStubbins, Inc., a 500-person firm headquartered in Philadelphia, Pennsylvania, with offices located throughout the United States and in China. KlingStubbins provides professional services in the areas of architecture, engineering, interiors, planning, and landscape architecture. The markets served by KlingStubbins include corporate / commercial, governmental, science and technology, higher education, mission critical, and interiors.
On December 2, 2011, we acquired Unique World Pty Ltd., headquartered in Sydney, Australia. Unique World is a leading information management and knowledge management consultancy specializing in enabling technologies such as collaboration, business process automation, business intelligence, intranets, and portals. Unique World expands the Company's capabilities in Australia to include such IT services, as well as expanding the client base to which we can offer these services.
The results of operations of these acquired businesses have been included in the Company’s consolidated results of operations commencing with the dates control of the acquired businesses were obtained.
The above acquisitions were not material to the Company’s consolidated financial statements at, and for the three months ended, December 30, 2011.
Acquisitions Completed During Fiscal 2011
In February 2011, we acquired certain operations within the process and construction business of Aker Solutions ASA, and in April 2011, we completed the acquisition of Aker Projects (Shanghai) Company Limited (together, the "Aker Entities"). The acquisition of the Aker Entities is described in more detail on pages 6 and F-16 of our 2011 Form 10-K. We also completed a number of other acquisitions during fiscal 2011 including TechTeam Government Solutions, Inc., Sula Systems, Ltd., and a controlling interest in Consulting Engineering Services (India) Private Limited, among others. Consistent with other business combinations we've completed in the past, we began integrating the Aker Entities and the other businesses we acquired last year

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

into our existing operations almost immediately after each business was acquired. Accordingly, it is not practicable to provide complete financial information for fiscal 2012 on a stand-alone basis for any of the businesses we acquired last year.

Results of Operations
Net earnings for the first quarter of fiscal 2012 ended December 30, 2011 increased $23.9 million, or 36.3%, to $89.7 million ($0.70 per diluted share) from $65.8 million ($0.52 per diluted share) for the corresponding period last year.

Total revenues for the first quarter of fiscal 2012 increased by $275.6 million, or 11.7%, to $2.63 billion compared to $2.36 billion for the first quarter of fiscal 2011.

The following table sets forth our revenues by the various types of services we provide for the three months ended December 30, 2011 and December 31, 2010 (in thousands):

	For the Three Months Ended
	December 30, 2011	December 31, 2010
Technical Professional Services Revenues:
Project Services	$1,357,583	$1,012,273
Process, Scientific, and Systems Consulting	180,452	192,540
Total Technical Professional Services Revenues	1,538,035	1,204,813
Field Services Revenues:
Construction	757,803	777,111
Operations and Maintenance (“O&M”)	335,930	374,251
Total Field Services Revenues	1,093,733	1,151,362
Total Revenues	$2,631,768	$2,356,175

As shown above, revenues from Technical Professional Services for the three months ended December 30, 2011 increased $333.2 million, or 27.7%, to $1.5 billion from $1.2 billion for the corresponding period last year. This increase was attributable primarily to higher business volume among the Company's legacy operations combined with revenues earned by the Aker Entities. Revenues from Field Services for the three months ended December 30, 2011 decreased $57.6 million, or 5.0%, to $1.1 billion from $1.2 billion for the corresponding period last year. This decline was due primarily to the normal winding-down of construction activities on several projects combined with the timing of procurement of pass-through equipment and materials and is not indicative of any trend.

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three months ended December 30, 2011 and December 31, 2010 (in thousands):

	For the Three Months Ended
	December 30, 2011	December 31, 2010
Refining - Downstream	$589,887	$607,407
National Government Programs	552,355	574,260
Chemicals and Polymers	439,500	255,321
Infrastructure	268,016	293,476
Buildings	214,024	226,068
Oil and Gas - Upstream	143,848	151,692
Pharmaceuticals and Biotechnology	129,278	95,723
Mining and Minerals	131,102	14,390
Industrial and Other	163,758	137,838
	$2,631,768	$2,356,175

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the three months ended December 30, 2011, revenues from clients operating in the Chemicals and Polymers industries and markets increased $184.2 million, or 72.1%, to $439.5 million from $255.3 million for the corresponding period last year. This increase was due primarily to higher business volume among the Company's legacy operations combined with revenues earned by the Aker Entities.

For the three months ended December 30, 2011, revenues from clients operating in the Mining and Minerals industries and markets increased significantly as compared to the corresponding period last year, due primarily to revenues earned by the Aker Entities.
For the three months ended December 30, 2011, revenues from clients operating in the Pharmaceuticals and Biotechnology industries and markets increased $33.6 million, or 35.1%, to $129.3 million from $95.7 million for the corresponding period last year. This increase was due primarily to projects relating to vaccine production facilities.
Direct costs of contracts for the first quarter of fiscal 2012 increased $185.6 million, or 9.2%, to $2.2 billion as compared to $2.0 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in connection with providing the services required by client projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

For the first quarter of fiscal 2012, pass-through costs remained fairly flat as compared to the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three months ended December 30, 2011 was 84.0%. This compares to 86.0% for the three months ended December 31, 2010. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. In general, the decrease in the ratio of direct costs of contracts to revenues during the first quarter of fiscal 2012 as compared to the corresponding period last year was due primarily to the increase in Project Services revenues relative to Field Services revenues.
Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2012 increased $51.7 million, or 22.7%, to $279.1 million compared to $227.4 million for the corresponding period last year. The increase was due primarily to the ongoing SG&A expenses attributable to acquired businesses.
Interest expense for the three months ended December 30, 2011 increased $2.8 million as compared to the corresponding periods last year. This increase was due primarily to the debt incurred in connection with the acquisition of the Aker Entities.
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
The following table summarizes our backlog at December 30, 2011 and December 31, 2010 (in millions):

	December 30, 2011	December 31, 2010
Technical professional services	$9,529.5	$7,871.9
Field services	4,952.5	5,116.5
Total	$14,482.0	$12,988.4

Our backlog increased $1.49 billion, or 11.5%, to $14.48 billion at December 30, 2011 from $12.99 billion at December 31, 2010. Backlog at December 30, 2011 includes the Aker Entities, which were acquired subsequent to December 31, 2010. Backlog at December 30, 2011 includes new awards from clients operating in many of the industry groups and markets we serve with particularly important wins in the Mining and Minerals and the Oil & Gas-Upstream markets. The backlog added during the current fiscal quarter as a result of the KlingStubbins and Unique World acquisitions was not material.
Liquidity and Capital Resources
At December 30, 2011, our principal sources of liquidity consisted of $959.2 million of cash and cash equivalents, and $119.4 million of available borrowing capacity under our $290.0 million, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.
In addition to our revolving credit facility, we have entered into several bilateral credit facilities with major U.S. and international banks in support of our merger and acquisition activities. Approximately $369.3 million was outstanding under these facilities at December 30, 2011.
During the three months ended December 30, 2011, our cash and cash equivalents increased by $53.6 million to $959.2 million at December 30, 2011. This compares to a net increase in cash and cash equivalents of $100.8 million, to $1.04 billion during the corresponding period last year. During the three months ended December 30, 2011, we experienced net cash inflows of $146.2 million from operating activities, and $5.6 million from the effects of exchange rate changes. These cash inflows were offset in part by cash outflows of $85.8 million from investing activities and $12.4 million from financing activities.

Our operations provided net cash inflows of $146.2 million during the three months ended December 30, 2011. This compares to net cash inflows of $145.8 million for the corresponding period last year.
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
This relationship between revenues and costs, and between receivables and payables is unique for our industry, and facilitates review of our liquidity at the total working capital level. The changes in cash flows relating to our working capital accounts were due simply to the timing of cash receipts and payments within our working capital accounts and is not indicative of any known trend or fundamental change to the underlying business.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We used $85.8 million of cash and cash equivalents for investing activities during the three months ended December 30, 2011 as compared to $60.8 million during the corresponding period last year. The $25.1 million increase in cash used for investing activities during the three months ended December 30, 2011 as compared to the corresponding period last year was due to increased business acquisition activity. During the three months ended December 30, 2011, we completed the acquisitions of KlingStubbins and Unique World, discussed above.
Our financing activities resulted in net cash outflows of $12.4 million during the three months ended December 30, 2011. This compares to net cash inflows of $14.9 million during the corresponding period last year. The $27.3 million net increase in cash outflows from financing activities during the three months ended December 30, 2011 as compared to the corresponding period last year was due primarily to the repayments of borrowings.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. Although borrowings under our $290.0 million, unsecured, revolving credit facility classified previously as long-term debt became current during the third quarter of fiscal 2011 (the facility expires in the third quarter of fiscal 2012), we nevertheless had $959.2 million in cash and cash equivalents at December 30, 2011, compared to $905.6 million at September 30, 2011. In addition, we are actively negotiating a new, multi-year revolving credit facility with several U.S. domestic and international financial institutions which, we believe, will close within the second or third quarter of fiscal 2012. This new facility will effectively refinance our outstanding bank borrowings as well, as we expect, provide additional borrowing capacity. Our consolidated working capital position at December 30, 2011 was $1.14 billion; an increase of $35.9 million from September 30, 2011. Additionally, there was $119.4 million million of borrowing capacity remaining under our revolving credit facility at December 30, 2011. We believe that the capacity, terms and conditions of our revolving credit facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. As more fully discussed below and in Item 1A—Risk Factors of our 2011 Form 10-K (beginning on page 20 thereto), our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Our primary source for credit is a $290.0 million, unsecured revolving credit facility. The total amount utilized under this facility at December 30, 2011 was $170.6 million ($164.4 million in the form of direct borrowings and $6.3 million utilized in the form of letters of credit). This agreement expires in May 2012 and provides for both fixed-rate and variable-rate borrowings. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we continuously monitor changes in interest rates, and use cash provided from operations to re-pay our borrowings as quickly as possible. Furthermore, the Company can use a combination of both fixed rate and variable rate debt to manage our exposure to interest rate risk. In addition, we are actively negotiating a new, multi-year revolving credit facility with several U.S. domestic and international financial institutions which, we believe, will close within the second or third quarter of fiscal 2012. We expect that this new facility will effectively refinance our outstanding bank borrowings as well as provide additional borrowing capacity.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, we are subject to certain contractual guarantees and litigation. The guarantees to which we are a party generally relate to project schedules and plant performance. Most of the litigation in which we are involved has us as a defendant in workers' compensation; personal injury; environmental; employment/labor; professional liability; and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. We have elected, however, to retain a portion of losses that occur through the use of various deductibles, limits, and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of our contracts.

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

On August 1, 2007 the I-35W bridge in Minneapolis, Minnesota suffered a tragic collapse. The bridge was designed and built in the early 1960's. Sverdrup & Parcel and Associates, Inc. ("Sverdrup & Parcel") provided design services to the Minnesota Department of Transportation ("MnDOT") on the bridge. Sverdrup & Parcel was a predecessor company to Sverdrup Corporation, a company acquired by Jacobs in 1999. Several lawsuits have been filed against a consultant who had been providing engineering analyses of the bridge prior to its collapse, and against a contractor who was providing maintenance and construction work on the bridge at the time of its collapse. No lawsuits have been filed directly against the Company by any of the primary plaintiffs. The consultant and the contractor have filed suit against the Company claiming that the Company was liable for negligent design services by Sverdrup & Parcel, and against MnDOT claiming that MnDOT had an obligation to inspect, maintain and repair the bridge and that it failed to do so. MnDOT has filed a suit against the Company claiming that it is entitled to be indemnified for any and all amounts that it pays out under its Victims Compensation Fund. We understand that the contractor has settled all of the plaintiffs' claims against it. The contractor's suit against the Company has been dismissed without any compensation being paid by the Company. The Company's motions to dismiss the remaining claims against it by the consultant and MnDOT based on the State Statute of Repose were denied. The Company filed an appeal and the appellate court reversed the trial court and granted the Company's motion to dismiss the consultant's claim. The consultant petitioned the Minnesota Supreme Court to grant review. The appellate court upheld the trial court's decision denying the Company's motion to dismiss MnDOT's claim. The Company petitioned the Minnesota Supreme Court to grant review. The Minnesota Supreme Court granted the petition for review in both matters.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The Minnesota Supreme Court has upheld the dismissal of the consultant's claim. The dismissal is now final and any further claims from the consultant are barred. With regard to the claims by MnDOT against the Company, the Minnesota Supreme Court dismissed all of MnDOT's contractual indemnity claims against the Company but upheld MnDOT's right to claim reimbursement under the legislation establishing the Victim's Compensation Fund. The latter claim has been remanded back to the trial court. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

Item 1A.	Risk Factors.
Please refer to Item 1A—Risk Factors on pages 20 through 32 of our 2011 Form 10-K, which is incorporated herein by reference. There have been no material changes from those risk factors previously disclosed in our 2011 Form 10-K.

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
Date: January 27, 2012