Form 10-Q
period 2012-03-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2012-05-02
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on
_____________________
 FORM 10-Q
_____________________
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2012

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at April 23, 2012: 129,027,558

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$921,507	$905,633
Receivables	2,146,879	2,077,494
Deferred income taxes	135,498	110,680
Prepaid expenses and other	61,338	63,546
Total current assets	3,265,222	3,157,353
Property, Equipment and Improvements, Net	297,403	284,633
Other Noncurrent Assets:
Goodwill	1,877,585	1,745,708
Miscellaneous	891,560	861,734
Total other non-current assets	2,769,145	2,607,442
	$6,331,770	$6,049,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$255,778	$566,031
Accounts payable	345,656	351,299
Accrued liabilities	965,434	837,217
Billings in excess of costs	254,941	276,739
Income taxes payable	7,162	26,759
Total current liabilities	1,828,971	2,058,045
Long-term Debt	285,385	2,042
Other Deferred Liabilities	654,999	665,956
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—128,910,679 shares and 127,784,884 shares, respectively	128,911	127,785
Additional paid-in capital	915,500	858,460
Retained earnings	2,718,508	2,564,281
Accumulated other comprehensive loss	(217,505)	(237,538)
Total Jacobs stockholders’ equity	3,545,414	3,312,988
Noncontrolling interests	17,001	10,397
Total Group stockholders’ equity	3,562,415	3,323,385
	$6,331,770	$6,049,428
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Months Ended March 30, 2012 and April 1, 2011
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Revenues	$2,702,851	$2,558,016	$5,334,619	$4,914,191
Costs and Expenses:
Direct cost of contracts	(2,276,647)	(2,168,835)	(4,487,373)	(4,193,972)
Selling, general and administrative expenses	(293,066)	(261,166)	(572,156)	(488,585)
Operating Profit	133,138	128,015	275,090	231,634
Other Income (Expense):
Interest income	1,563	1,149	2,958	2,073
Interest expense	(2,496)	(2,720)	(6,158)	(3,547)
Miscellaneous income (expense), net	110	37	(21)	44
Total other income (expense), net	(823)	(1,534)	(3,221)	(1,430)
Earnings Before Taxes	132,315	126,481	271,869	230,204
Income Tax Expense	(44,869)	(45,140)	(92,987)	(82,166)
Net Earnings of the Group	87,446	81,341	178,882	148,038
Net Income Attributable to Noncontrolling Interests	(3,513)	(1,091)	(5,239)	(1,965)
Net Earnings Attributable to Jacobs	$83,933	$80,250	$173,643	$146,073
Net Earnings Per Share:
Basic	$0.66	$0.64	$1.37	$1.17
Diluted	$0.65	$0.63	$1.35	$1.15
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended March 30, 2012 and April 1, 2011
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Net Earnings of the Group	$87,446	$81,341	$178,882	$148,038
Other Comprehensive Income:
Foreign currency translation adjustment	10,598	6,743	22,214	7,057
Gain on cash flow hedges	201	1,010	1,379	2,076
Change in pension liability	(6,081)	(11,114)	(4,257)	(6,547)
Other comprehensive income before taxes	4,718	(3,361)	19,336	2,586
Income tax expense (benefit)	1,533	62	697	(1,416)
Net Other Comprehensive Income	6,251	(3,299)	20,033	1,170
Net Comprehensive Income of the Group	93,697	78,042	198,915	149,208
Net Comprehensive Income Attributable to Noncontrolling Interests	(3,513)	(1,091)	(5,239)	(1,965)
Net Comprehensive Income Attributable to Jacobs	$90,184	$76,951	$193,676	$147,243
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended March 30, 2012 and April 1, 2011 (In thousands) (Unaudited)

	March 30, 2012	April 1, 2011
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$178,882	$148,038
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	28,488	28,408
Intangible assets	22,020	15,559
Stock based compensation	15,536	13,125
Excess tax benefits from stock based compensation	(4,209)	(3,830)
Equity in earnings of investees, net of cash distributions	(7,271)	(1,189)
(Gains) losses on sales of assets, net	647	(130)
Change in pension plan obligations	(37,596)	(3,075)
Change in deferred compensation plans	(4,320)	(2,704)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(74,984)	(150,682)
Prepaid expenses and other current assets	6,908	(13,442)
Accounts payable	(18,617)	(55,158)
Accrued liabilities	32,490	32,017
Billings in excess of costs	16,234	43,962
Income taxes payable	(21,543)	14,838
Deferred income taxes	(3,638)	(894)
Other deferred liabilities	(3,667)	(162)
Other, net	(3,324)	(884)
Net cash provided by operating activities	122,036	63,797
Cash Flows from Investing Activities:
Additions to property and equipment	(37,751)	(17,378)
Disposals of property and equipment	181	1,709
Purchases of investments	(696)	(95)
Sales of investments	13	4,653
Acquisitions of businesses, net of cash acquired	(69,282)	(617,820)
Other, net	—	1,083
Net cash used for investing activities	(107,535)	(627,848)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended December 30, 2011 and December 31, 2010 (In thousands) (Unaudited) (Continued)

	March 30, 2012	April 1, 2011
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	285,385	611,996
Repayments of long-term borrowings	—	(238,736)
Proceeds from short-term borrowings	795	—
Repayments of short-term borrowings	(321,113)	(26,197)
Proceeds from issuances of common stock	20,719	22,152
Excess tax benefits from stock based compensation	4,209	3,830
Dividends paid to noncontrolling interests	(3,159)	—
Contributions from noncontrolling interests	3,868	—
Net cash provided by (used for) financing activities	(9,296)	373,045
Effect of Exchange Rate Changes	10,669	75
Net Increase (Decrease) in Cash and Cash Equivalents	15,874	(190,931)
Cash and Cash Equivalents at the Beginning of the Period	905,633	938,842
Cash and Cash Equivalents at the End of the Period	$921,507	$747,911

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 30, 2012

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
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (“2011 Form 10-K”) as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2011 Form 10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 30, 2012 and for the three and six month periods ended March 30, 2012 and April 1, 2011.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates and Assumptions
The preparation of financial statements in conformity U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities; the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements; and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management's most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly. Please refer to Note 2 of the Notes to our fiscal 2011 Consolidated Financial Statements beginning on page F-8 of our 2011 Form 10-K for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.
Fair Value and Fair Value Measurements
Certain amounts included in the accompanying consolidated financial statements are presented at "fair value". Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the date fair value is determined (the "measurement date"). When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider only those assumptions we believe a typical market participant would consider when pricing an asset or liability. In measuring fair value, we use the following inputs in the order of priority indicated:
Level 1 - Quoted prices in active markets for identical assets or liabilities;
Level 2 - Observable inputs other than quoted prices in active markets included in Level 1, such as (i) quoted prices for similar assets or liabilities; (ii) quoted prices in markets that have insufficient volume or infrequent transactions (i.e., less active markets); and (iii) model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data for substantially the full term of the asset or liability.
Level 3 - Unobservable inputs to the valuation methodology that are significant to the fair value measurement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 30, 2012
(continued)

Please refer to Note 2 of the Notes to our fiscal 2011 Consolidated Financial Statements beginning on page F-8 of our 2011 Form 10-K for a more complete discussion of the various amounts within the consolidated financial statements measured at fair value and the methods used to determine fair value.
New Accounting Standards

From time to time, the Financial Accounting Standards Board ("FASB") issues updates (each being an "ASU") to its Accounting Standards Codification (“ASC”), which constitutes the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers their applicability to its business. All ASUs applicable to the Company are adopted by the due date and in the manner prescribed by the FASB.

In September 2011, the FASB issued ASU 2011-09 — Compensation-Retirement Benefits-Multiemployer Plans. This ASU amends Topic 715-80 of the ASC and requires employers to provide additional, separate disclosures for multiemployer pension plans and other multiemployer postretirement benefit plans. ASU 2011-09 requires an employer to provide additional quantitative and qualitative disclosures. The revised disclosures are intended to provide users with more detailed information about an employer's involvement in multiemployer pension plans including disclosing: (i)  the significant multiemployer plans in which an employer participates; (ii) the level of an employer's participation in the significant multiemployer plans, including the employer's contributions made to the plans and an indication of whether the employer's contributions represent more than 5 percent of the total contributions made to the plan by all contributing employers; (iii) information regarding the financial health of the significant multiemployer plans, including an indication of the funded status, whether funding improvement plans are pending or implemented, and whether the plan has imposed surcharges on the contributions to the plan; (iv) the nature of the employer commitments to the plan, including when the collective-bargaining agreements that require contributions to the significant plans are set to expire and whether those agreements require minimum contributions to be made to the plans. ASU 2011-09 will not change current accounting for the recognition and measurement of benefit costs associated with an entity's participation in a multiemployer postretirement plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. The Company is currently evaluating the impact of ASU 2011-09, if any, on its consolidated financial statements.
Also in September 2011, the FASB issued ASU 2011-08 — Intangibles-Goodwill and Other. ASU 2011-08 amends Topic 350 of the ASC and simplifies how entities test goodwill for possible impairment. Under this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Under this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-08 will have a material affect on its consolidated financial statements.

Business Combinations
Acquisitions of KlingStubbins, Inc. and Unique World Pty Ltd.
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
March 30, 2012
(continued)

The results of operations of these acquired businesses have been included in the Company’s consolidated results of operations commencing with the dates control of the acquired businesses was obtained.
The above acquisitions were not material to the Company’s consolidated financial statements at March 30, 2012 and for the three and six months then ended.
The Aker Solutions ASA Transactions
In February 2011, we acquired certain operations within the process and construction business of Aker Solutions ASA, and in April 2011, we completed the acquisition of Aker Projects (Shanghai) Company Limited (together, the "Aker Entities"). The acquisition of the Aker Entities is described in more detail on pages 6 and F-16 of our 2011 Form 10-K. Consistent with most other business combinations we have completed, we began integrating the Aker Entities into our existing operations shortly after the businesses were acquired. Accordingly, it is not practicable to provide complete financial information for fiscal 2012 on a stand-alone basis for the Aker Entities.
The purchase price consisted of $675.0 million plus approximately $234.6 million representing the value of certain transactions specified in the share purchase agreement (“SPA”) and a preliminary estimate of net cash and working capital acquired. Prior to the acquisition of the Aker Entities, the seller completed certain transactions that could have affected the amounts of net cash and net working capital of the operations acquired. The parties therefore negotiated into the SPA a "net cash and working capital adjustment" by which the net cash and working capital of the acquired operations were compared to target amounts specified in the SPA and, after considering bands within which no settlement would be required, may cause one party to pay cash to the other. The final adjustment amount was determined in accordance with the terms of the SPA in the fourth quarter of fiscal 2011 and no payment was made by either party.
During the second quarter of fiscal 2012, the Company completed the purchase price allocation of the Aker Entities. The Company recorded a number of adjustments affecting, among other things, the balance sheet position of several major projects; the estimated liabilities relating to acquired professional liability exposures; and other adjustments to the working capital of the acquired balance sheets the total for which fell within the purchase price adjustment band described in the preceding paragraph. The following table presents the final allocation of the purchase price to the net assets acquired, excluding intangibles and goodwill (in thousands):

Assets:
Cash and cash equivalents	$329,689
Receivables and other current assets	162,192
Property and equipment, and other assets	115,490
Total assets	607,371

Liabilities:
Current liabilities	290,783
Long-term liabilities	22,534
Total liabilities	313,317
Net assets acquired	$294,054

The following table presents the values assigned to the intangible assets acquired in the Aker Entities transactions (in thousands):

Customer relationships / backlog	$136,000
Technology	23,000
$159,000
The carrying values of the intangible assets acquired are included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheets and are being amortized over lives that range from 1 year to 15 years (the weighted average life for all intangibles is 12.8 years).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 30, 2012
(continued)

The amount of goodwill created as a result of the acquisition of the Aker Entities is summarized as follows (in thousands):

Purchase price	$910,000
Amount assigned to net assets acquired	(294,054)
Amount assigned to intangible assets	(159,000)
Deferred taxes related to intangible assets	55,000
Goodwill recognized	$511,946
Some of the factors contributing to a purchase price that resulted in the recognition of goodwill include: (i) access to a large, highly-trained and stable workforce; (ii)  the opportunity to expand our client base in the United States, the United Kingdom, Canada, Australia, and China; (iii) the opportunity to enter new geographic markets in South America; (iv) the opportunity to expand our presence in the mining and minerals market; and (v) the opportunity to achieve and grow operating synergies.

Receivables
The following table presents the components of “Receivables” appearing in the accompanying Consolidated Balance Sheets at March 30, 2012 and September 30, 2011 as well as certain other related information (in thousands):

	March 30, 2012	September 30, 2011
Components of receivables:
Amounts billed	$1,015,465	$1,016,792
Unbilled receivables and other	1,063,325	996,516
Retentions receivable	68,089	64,186
Total receivables, net	$2,146,879	$2,077,494
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$308,652	$288,165
Claims receivable	$8,251	$14,712

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
March 30, 2012
(continued)

Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at March 30, 2012 and September 30, 2011 consisted of the following (in thousands):

	March 30, 2012	September 30, 2011
Land	$23,769	$23,542
Buildings	135,734	136,161
Equipment	477,832	446,628
Leasehold improvements	153,120	144,903
Construction in progress	17,168	10,046
	807,623	761,280
Accumulated depreciation and amortization	(510,220)	(476,647)
	$297,403	$284,633

Notes Payable and Long-term Debt
On March 29, 2012, the Company entered into a new, long-term, unsecured, revolving credit facility providing $1.06 billion of borrowing capacity. The facility has a five-year maturity and permits the Company to borrow under three separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the credit agreement. The facility agreement also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. On the closing date of the new facility, the Company borrowed approximately $284.8 million to repay all amounts outstanding under (i) the Company's previous revolving credit facility originally entered into by the Company on December 15, 2005, and (ii) certain, other bilateral credit facilities. Debt that was outstanding on the closing date of the new facility and which was refinanced using the new, long-term facility is now classified as long-term debt in the accompanying Consolidated Balance Sheet at March 30, 2012.
Depending on the Company's consolidated leverage ratio (as defined in the credit agreement), borrowings under the new credit facility will bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.225% or a base rate plus a margin of between 0% and 0.225%.
The new credit facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the new credit facility contains customary events of default. At March 30, 2012, the Company was in compliance with its debt covenants.

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
March 30, 2012
(continued)

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
The following table sets forth pass-through costs included in revenues for each of the three and six months ended March 30, 2012 and April 1, 2011 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Pass-through costs included in revenues	$572,220	$540,960	$1,116,052	$1,075,848

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

If we determine that we have the power to direct those activities of the VIE that most significantly impact its financial performance and have the right or obligation to receive benefits or absorb losses that could potentially be significant to the VIE, then we are the primary beneficiary of the VIE and we consolidate the VIE. If we determine that we do not have the power to direct the most significant activities of the VIE or power is shared by two or more unrelated parties, then we are not the primary beneficiary and we do not consolidate the VIE.

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
March 30, 2012
(continued)

Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and six month periods ended March 30, 2012 and April 1, 2011 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Component:	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Service cost	$8,809	$7,423	$17,655	$14,672
Interest cost	18,662	14,957	37,337	29,643
Expected return on plan assets	(18,597)	(14,499)	(37,197)	(28,753)
Amortization of previously unrecognized items	4,876	4,114	9,742	8,164
Net periodic benefit cost	$13,750	$11,995	$27,537	$23,726

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2012 (in thousands):

Cash contributions made during the first six months of fiscal 2012	$65,133
Cash contributions we expect to make during the remainder of fiscal 2012	24,621
Total	$89,754
The change in pension liability included in the Consolidated Statements of Comprehensive Income for the six months ended March 30, 2012 and April 1, 2011 relates primarily to the effects of exchange rate changes.

Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the six months ended March 30, 2012 and April 1, 2011; (ii) provides information regarding the number of non-qualified stock options and restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	127,412	125,402	127,171	125,198
Effect of stock options and restricted stock	1,314	1,961	1,176	1,846
Denominator used to compute diluted EPS	128,726	127,363	128,347	127,044
Antidilutive stock options and restricted stock	2,977.3	2,229.5	3,893.8	3,036.1
Shares of common stock issued from the exercise of stock options and the release of restricted stock	929.3	722.8	1,490.2	1,071.7

Commitments and Contingencies

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
March 30, 2012
(continued)

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

The California Administrative Office of the Courts (“AOC”) filed suit against the Company and two of its subsidiaries alleging breach of contract. The AOC alleges that a contractor's license lapsed and, therefore, the Company must disgorge the amount of fees previously paid by AOC and allow AOC to retain unpaid fees in an aggregate amount of approximately $26.0 million. We filed a counterclaim for breach of contract with respect to the unpaid fees. The Company believes it has successful defenses against AOC's claims and should prevail on its counterclaim. If AOC's claims are decided in its favor, the matter could have an adverse effect on the Company's financial results for the fiscal quarter and year in which final judgment is entered.

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
Business Combinations
Acquisitions Completed During Fiscal 2012
On November 1, 2011, we acquired KlingStubbins, Inc., a 500-person firm headquartered in Philadelphia, Pennsylvania, USA, with offices located throughout the United States and in China. KlingStubbins provides professional services in the areas of architecture, engineering, interiors, planning, and landscape architecture. The markets served by KlingStubbins include corporate / commercial, governmental, science and technology, higher education, mission critical, and interiors.
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
The above acquisitions were not material to the Company’s consolidated financial statements at, and for the three and six months ended, March 30, 2012.
Acquisitions Completed During Fiscal 2011
In February 2011, we acquired certain operations within the process and construction business of Aker Solutions ASA, and in April 2011, we completed the acquisition of Aker Projects (Shanghai) Company Limited (together, the "Aker Entities"). The acquisition of the Aker Entities is described in more detail on pages 6 and F-16 of our 2011 Form 10-K. We also completed a number of other acquisitions during fiscal 2011 including TechTeam Government Solutions, Inc., Sula Systems, Ltd., and a controlling interest in Consulting Engineering Services (India) Private Limited, among others. Consistent with other business

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

combinations we've completed in the past, we began integrating the Aker Entities and the other businesses we acquired last year into our existing operations almost immediately after each business was acquired. Accordingly, it is not practicable to provide complete financial information for fiscal 2012 on a stand-alone basis for any of the businesses we acquired last year.

Results of Operations
Net earnings for the second quarter of fiscal 2012 ended March 30, 2012 increased $3.7 million, or 4.6%, to $83.9 million (or $0.65 per diluted share) from $80.3 million (or $0.63 per diluted share) for the corresponding period last year.

For the six months ended March 30, 2012, net earnings increased $27.6 million, or 18.9%, to $173.6 million (or $1.35 per diluted share), from $146.1 million (or $1.15 per diluted share) for the six months ended April 1, 2011.
Although net earnings for the second quarter of fiscal 2012 increased 4.6% as compared to the corresponding period last year, there were several factors that hampered second quarter earnings. First, several planned “turnarounds” were deferred by clients to fiscal 2013, which negatively impacted revenues and margins from our Field Services activities. As described in more detail in our Fiscal 2011 Form 10-K, “turnarounds” refer to major refurbishments of typically process plants that can only be performed when the plant is shut down. Second, the Company's selling, general, and administrative expenses were higher than expected, due primarily to higher labor costs relating to an increase in hiring and the associated stand-by (i.e., temporary, non-billable) time. Last, we experienced a slight decrease in the margin rates earned on our Technical Professional Services revenues. The Company does not believe these factors are indicative of any long-term trends in our business.
Total revenues for the second quarter of fiscal 2012 increased by $144.8 million, or 5.7%, to $2.70 billion compared to $2.56 billion for the second quarter of fiscal 2011. For the six months ended March 30, 2012, total revenues increased $420.4 million, or 8.6%, to $5.3 billion, compared to $4.9 billion for the corresponding period last year.

The following table sets forth our revenues by the various types of services we provide for the three and six months ended March 30, 2012 and April 1, 2011 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Technical Professional Services Revenues:
Project Services	$1,454,829	$1,286,093	$2,812,412	$2,298,366
Process, Scientific, and Systems Consulting	199,915	205,121	380,367	397,661
Total Technical Professional Services Revenues	1,654,744	1,491,214	3,192,779	2,696,027
Field Services Revenues:
Construction	751,443	754,743	1,509,246	1,531,854
Operations and Maintenance (“O&M”)	296,664	312,059	632,594	686,310
Total Field Services Revenues	1,048,107	1,066,802	2,141,840	2,218,164
Total Revenues	$2,702,851	$2,558,016	$5,334,619	$4,914,191

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and six months ended March 30, 2012 and April 1, 2011 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Refining - Downstream	$607,930	$495,502	$1,197,817	$1,102,909
National Government Programs	557,718	584,176	1,110,073	1,158,436
Chemicals and Polymers	414,833	332,768	854,333	588,089
Infrastructure	274,224	354,748	542,240	648,224
Buildings	226,613	241,811	440,637	467,879
Oil & Gas - Upstream	167,846	164,597	311,694	316,289
Mining and Minerals	116,531	121,724	247,633	136,114
Pharmaceuticals and Biotechnology	153,960	90,486	283,238	186,209
Industrial and other	183,196	172,204	346,954	310,042
	$2,702,851	$2,558,016	$5,334,619	$4,914,191

For the three months ended March 30, 2012, revenues from clients operating in the Chemicals and Polymers industries and markets increased $82.1 million, or 24.7%, to $414.8 million from $332.8 million for the corresponding period last year. For the six months ended March 30, 2012, revenues from clients operating in the Chemicals and Polymers industries increased $266.2 million, or 45.3%, to $854.3 million from $588.1 million for the corresponding period last year. These increases were due primarily to higher business volume principally from the Company's operations in the U.S. and Canada.

For the three months ended March 30, 2012, revenues from clients operating in the Refining-Downstream market increased $112.4 million, or 22.7%, to $607.9 million from $495.5 million for the corresponding period last year. For the six months ended March 30, 2012, revenues from clients operating in this industry increased $94.9 million, or 8.6%, to $1.2 billion from $1.1 billion for the corresponding period last year. These increases were due primarily to higher business volume principally within the Company's operations in the U.S.

Revenues earned from clients operating in the Mining and Minerals industries and markets for the three and six months ended March 30, 2012 relate primarily to the Aker Entities.
For the three months ended March 30, 2012, revenues from clients operating in the Pharmaceuticals and Biotechnology industries and markets increased $63.5 million, or 70.1%, to $154.0 million from $90.5 million for the corresponding period last year. For the six months ended March 30, 2012, revenues from clients operating in these industries and markets increased $97.0 million, or 52.1%, to $283.2 million from $186.2 million for the corresponding period last year. These increases were due primarily to a number of new and continuing projects including projects relating to vaccine production facilities.
Direct costs of contracts for the second quarter of fiscal 2012 increased $107.8 million, or 5.0%, to $2.3 billion as compared to $2.2 billion for the corresponding period last year. Direct costs of contracts for the six months ended March 30, 2012 increased $293.4 million, or 7.0%, to $4.5 billion as compared to $4.2 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in connection with providing the services required by client projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

Pass-through costs remained fairly flat for the three and six months ended March 30, 2012 as compared to the corresponding periods last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three and six months ended March 30, 2012 was 84.2% and 84.1%, respectively. This compares to 84.8% and 85.3% for the three and six months ended April 1, 2011, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. In general, the decrease in the ratio of direct costs of contracts to revenues during the first quarter of fiscal 2012 as compared to the corresponding period last year was due primarily to the increase in Project Services revenues relative to Field Services revenues.
Selling, general, and administrative ("SG&A") expenses for the second quarter of fiscal 2012 increased $31.9 million, or 12.2%, to $293.1 million compared to $261.2 million for the corresponding period last year. For the six months ended March 30, 2012, SG&A expenses increased $83.6 million, or 17.1%, to $572.2 million compared to $488.6 million for the corresponding period last year. These increases were due primarily to the SG&A expenses attributable to acquired businesses.
Interest expense for the three and six months ended March 30, 2012 relates primarily to the debt incurred in connection with the acquisition of the Aker Entities.
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

Consistent with industry practice, substantially all of our contracts are subject to cancellation or termination at the option of the client. In a situation where a client terminates a contract, we typically are entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs. While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein.
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
The following table summarizes our backlog at March 30, 2012 and April 1, 2011 (in millions):

	March 30, 2012	April 1, 2010
Technical professional services	$9,906.7	$8,669.4
Field services	5,189.1	5,336.5
Total	$15,095.8	$14,005.9

Our backlog increased $1.09 billion, or 7.8%, to $15.10 billion at March 30, 2012 from $14.01 billion at April 1, 2011. Backlog at March 30, 2012 includes new awards from clients operating in many of the industry groups and markets we serve with particularly important wins in the Oil & Gas-Upstream and Infrastructure markets. The backlog added during the six months ended March 30, 2012 as a result of the KlingStubbins and Unique World acquisitions was not material.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Liquidity and Capital Resources
At March 30, 2012, our principal sources of liquidity consisted of $921.5 million of cash and cash equivalents, and $761.1 million of available borrowing capacity under our new, $1.06 billion, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.
In addition to our revolving credit facility, we have entered into several bilateral credit facilities with major U.S. and international banks in support of our merger and acquisition activities. Approximately $255.8 million was outstanding under these facilities at March 30, 2012.
During the six months ended March 30, 2012, our cash and cash equivalents increased by $15.9 million to $921.5 million at March 30, 2012. This compares to a net decrease in cash and cash equivalents of $190.9 million, to $747.9 million during the corresponding period last year. During the six months ended March 30, 2012, we experienced net cash inflows of $122.0 million from operating activities, and $10.7 million from the effects of exchange rate changes. These cash inflows were offset in part by cash outflows of $107.5 million from investing activities and $9.3 million from financing activities.

Our operations provided net cash inflows of $122.0 million during the six months ended March 30, 2012. This compares to net cash inflows of $63.8 million for the corresponding period last year. The $58.2 million increase in cash flows from operating activities during the six months ended March 30, 2012 as compared to the corresponding period last year was due primarily to a $30.8 million increase in net earnings attributable to the Group combined with a $69.0 million positive change relating to our working capital accounts (discussed below), off-set in part by a $34.5 million negative change in our pension plan obligations.
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
This relationship between revenues and costs, and between receivables and payables is unique to our industry, and facilitates review of our liquidity at the total working capital level. The changes in cash flows relating to our working capital accounts were due simply to the timing of cash receipts and payments within our working capital accounts and is not indicative of any known trend or fundamental change to the underlying business.
We used $107.5 million of cash and cash equivalents for investing activities during the six months ended March 30, 2012 as compared to $627.8 million during the corresponding period last year. The $520.3 million decrease in cash used for investing activities was due to a relative reduction in merger and acquisition activity during the six months ended March 30, 2012 as compared to the corresponding period last year. Although we completed the acquisitions of KlingStubbins, Inc. and Unique World Pty Ltd. during fiscal 2012, we acquired the Aker Entities (which were larger acquisitions) during the first six months of fiscal 2011.
Our financing activities resulted in net cash outflows of $9.3 million during the six months ended March 30, 2012. This compares to net cash inflows of $373.0 million during the corresponding period last year. The $382.3 million net decrease in cash inflows from financing activities during the six months ended March 30, 2012 as compared to the corresponding period last year was due to significantly reduced borrowing activity.
The Company had $921.5 million of cash and short term equivalents at March 30, 2012. Of this amount, approximately $641.5 million was held in the U.S. and $280.0 million is held outside of the U.S., primarily in Canada, the United Kingdom, the Eurozone, and Australia.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $921.5 million in cash and cash equivalents at March 30, 2012, compared to $905.6 million at September 30, 2011. Our consolidated working capital position at March 30, 2012 was $1.44 billion; an increase of $336.9 million from September 30, 2011.
On March 29, 2012, the Company and certain of its international subsidiaries entered into a $1.06 billion unsecured, revolving credit facility (the "New Credit Facility") with a syndicate of large domestic and international banks and financial

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

institutions. The New Credit Facility replaces and refinances the Company's previous revolving credit facility originally entered into by the Company on December 15, 2005 (the "Prior Credit Facility"). All commitments under the Prior Credit Facility were terminated effective the closing date and all amounts due thereunder were refinanced under the New Credit Facility. The total amount utilized under this facility at March 30, 2012 was $298.9 million ($285.4 million in the form of direct borrowings and $13.6 million utilized in the form of letters of credit).
The New Credit Facility has a five year maturity and permits the Company to borrow under three separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the New Credit Facility. Depending on the Company's consolidated leverage ratio, borrowings under the New Credit Facility will bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.225% or a base rate plus a margin of between 0% and 0.225% (we expect that, initially, borrowings under the New Credit Facility will bear interest at the low end of this range). As defined in the New Credit Facility, "consolidated leverage ratio" means, as of any date of determination, the ratio of (i) the Company's "consolidated funded indebtedness" as of such date to (ii) the Company's "consolidated EBITDA" for the immediately preceding four consecutive fiscal quarters. For this purpose, "consolidated funded indebtedness" generally means the sum of (i) the balances outstanding under all loan, credit, and similar agreements for borrowed money, (ii) all amounts representing direct obligations arising under letters of credit, and (iii) the value of all guarantees issued with respect to the types of indebtedness described in (i) and (ii). Also for this purpose, "consolidated EBITDA" generally means the Company's consolidated net earnings attributable to Jacobs, plus consolidated (i) interest expense, (ii) tax expense, and (iii) depreciation and amortization expense (including amortization expense relating to intangible assets).
The New Credit Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit shall be subject to fees based on the Company's leverage ratio at the time any such letter of credit is issued. The Company will pay a facility fee of between 0.125% and 0.275% per annum depending on the Company's consolidated leverage ratio. Amounts outstanding under the New Credit Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. On the closing date the Company used approximately $284.8 million in borrowings under the New Credit Facility to repay all amounts outstanding under the Prior Credit Facility and certain, other bilateral credit facilities.
The New Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the New Credit Facility contains customary events of default.
There was $761.1 million of borrowing capacity remaining under our revolving credit facility at March 30, 2012. We believe that the capacity, terms and conditions of our revolving credit facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.
The Company had $209.0 million of letters of credit outstanding at March 30, 2012. Of this amount, $13.6 million had been issued under our revolving credit facility and $195.5 million are stand-alone letters of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please refer to the discussion of the Company's new revolving credit agreement in the liquidity and capital resources discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in this report on Form 10-Q.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Please see "Commitments and Contingencies," to the Notes to Consolidated Financial Statements under Part I - Item 1 of this report on Form 10-Q for a discussion of our legal proceedings, which is incorporated herein by reference.

Item 1A.	Risk Factors.
Please refer to Item 1A—Risk Factors on pages 20 through 32 of our 2011 Form 10-K, which is incorporated herein by reference. There have been no material changes from those risk factors previously disclosed in our 2011 Form 10-K.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

10.1 –
Credit Agreement dated as of March 29, 2012 among Jacobs Engineering Group Inc. and certain of its subsidiaries (as “Borrowers”), and the Bank of America, N.A. (as “Administrative Agent”); BNP Paribas, and Wells Fargo Bank, N.A. (as Co-Syndications Agents); Union Bank, N.A. (as Documentation Agent); Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Sole Book Manager); and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp, and Wells Fargo Securities, LLC (as Joint Lead Arrangers).

10.2 – #	Form of Restricted Stock Unit Agreement

10.3 – #	Form of Restricted Stock Agreement

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 # Management contract or compensatory plan or agreement

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
Date: May 1, 2012