Form 10-Q
period 2012-06-29
JACOBS ENGINEERING GROUP INC /DE/
filed 2012-08-02
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on
_____________________
 FORM 10-Q
_____________________
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2012

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at July 24, 2012: 129,741,179

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 29, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$898,588	$905,633
Receivables	2,208,374	2,077,494
Deferred income taxes	138,137	110,680
Prepaid expenses and other	60,370	63,546
Total current assets	3,305,469	3,157,353
Property, Equipment and Improvements, Net	311,311	284,633
Other Noncurrent Assets:
Goodwill	1,993,090	1,745,708
Miscellaneous	872,697	861,734
Total other non-current assets	2,865,787	2,607,442
	$6,482,567	$6,049,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,800	$566,031
Accounts payable	345,340	351,299
Accrued liabilities	954,762	837,217
Billings in excess of costs	235,674	276,739
Income taxes payable	33,600	26,759
Total current liabilities	1,571,176	2,058,045
Long-term Debt	510,645	2,042
Other Deferred Liabilities	701,867	665,956
Redeemable Noncontrolling Interest	8,470	—
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—129,654,639 shares and 127,784,884 shares, respectively	129,655	127,785
Additional paid-in capital	935,148	858,460
Retained earnings	2,812,306	2,564,281
Accumulated other comprehensive loss	(220,423)	(237,538)
Total Jacobs stockholders’ equity	3,656,686	3,312,988
Noncontrolling interests	33,723	10,397
Total Group stockholders’ equity	3,690,409	3,323,385
	$6,482,567	$6,049,428
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Months Ended June 29, 2012 and July 1, 2011
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenues	$2,772,874	$2,744,178	$8,107,493	$7,658,369
Costs and Expenses:
Direct cost of contracts	(2,339,793)	(2,331,466)	(6,827,166)	(6,525,438)
Selling, general and administrative expenses	(279,715)	(273,332)	(851,871)	(761,917)
Operating Profit	153,366	139,380	428,456	371,014
Other Income (Expense):
Interest income	2,325	1,317	5,283	3,390
Interest expense	(2,990)	(2,568)	(9,148)	(6,115)
Miscellaneous income (expense), net	(1,330)	3,172	(1,351)	3,216
Total other income (expense), net	(1,995)	1,921	(5,216)	491
Earnings Before Taxes	151,371	141,301	423,240	371,505
Income Tax Expense	(50,381)	(49,365)	(143,368)	(131,531)
Net Earnings of the Group	100,990	91,936	279,872	239,974
Net Income Attributable to Noncontrolling Interests	(3,090)	(1,260)	(8,329)	(3,225)
Net Earnings Attributable to Jacobs	$97,900	$90,676	$271,543	$236,749
Net Earnings Per Share:
Basic	$0.77	$0.72	$2.13	$1.89
Diluted	$0.76	$0.71	$2.11	$1.86
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended June 29, 2012 and July 1, 2011
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net Earnings of the Group	$100,990	$91,936	$279,872	$239,974
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(6,223)	(9,631)	15,991	(2,573)
Gain (loss) on cash flow hedges	297	(835)	1,676	1,241
Change in pension liabilities	4,164	(1,892)	(93)	(8,440)
Other comprehensive income (loss) before taxes	(1,762)	(12,358)	17,574	(9,772)
Income tax (expense) benefit	(1,155)	653	(459)	(763)
Net Other Comprehensive Income (Loss)	(2,917)	(11,705)	17,115	(10,535)
Net Comprehensive Income of the Group	98,073	80,231	296,987	229,439
Net Comprehensive Income Attributable to Noncontrolling Interests	(3,090)	(1,260)	(8,329)	(3,225)
Net Comprehensive Income Attributable to Jacobs	$94,983	$78,971	$288,658	$226,214
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended June 29, 2012 and July 1, 2011 (In thousands) (Unaudited)

	June 29, 2012	July 1, 2011
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$279,872	$239,974
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	43,023	42,650
Intangible assets	32,158	26,493
Stock based compensation	23,539	20,843
Excess tax benefits from stock based compensation	(3,753)	(6,764)
Equity in earnings of investees, net of cash distributions	(5,623)	(5,969)
Losses (gains) on sales of assets, net	633	(580)
Change in pension plan obligations	(36,137)	(24,973)
Change in deferred compensation plans	(4,644)	(2,659)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(150,183)	(255,607)
Prepaid expenses and other current assets	6,730	(5,448)
Accounts payable	(12,724)	(43,231)
Accrued liabilities	20,047	112,056
Billings in excess of costs	(34,754)	9,807
Income taxes payable	(1,251)	21,053
Deferred income taxes	(4,501)	69
Other deferred liabilities	(5,040)	3,711
Other, net	(5,697)	(7,236)
Net cash provided by operating activities	141,695	124,189
Cash Flows from Investing Activities:
Additions to property and equipment	(70,305)	(83,571)
Disposals of property and equipment	243	3,059
Purchases of investments	(783)	(354)
Sales of investments	15	4,683
Acquisitions of businesses, net of cash acquired	(73,428)	(710,837)
Other, net	—	4,010
Net cash used for investing activities	(144,258)	(783,010)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended June 29, 2012 and July 1, 2011 (In thousands) (Unaudited) (Continued)

	June 29, 2012	July 1, 2011
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	528,673	825,618
Repayments of long-term borrowings	—	(238,773)
Proceeds from short-term borrowings	2,586	9,972
Repayments of short-term borrowings	(578,101)	(138,452)
Proceeds from issuances of common stock	33,457	36,166
Excess tax benefits from stock based compensation	3,753	6,764
Dividends paid to noncontrolling interests	(5,376)	—
Contributions from noncontrolling interests	3,868	—
Net cash (used for) provided by financing activities	(11,140)	501,295
Effect of Exchange Rate Changes	6,658	(7,497)
Net Decrease in Cash and Cash Equivalents	(7,045)	(165,023)
Cash and Cash Equivalents at the Beginning of the Period	905,633	938,842
Cash and Cash Equivalents at the End of the Period	$898,588	$773,819

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 29, 2012

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
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. Certain amounts in the Statement of Cash flows for the nine months ended July 1, 2011 have been reclassified to conform to the current presentation. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (“2011 Form 10-K”) as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is also included in our 2011 Form 10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 29, 2012 and for the three and nine month periods ended June 29, 2012 and July 1, 2011.
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
June 29, 2012
(continued)

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
Also in September 2011, the FASB issued ASU 2011-08 — Intangibles-Goodwill and Other. ASU 2011-08 amends Topic 350 of the ASC and simplifies how entities test goodwill for possible impairment. Under this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Under this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-08 will have a material effect on its consolidated financial statements.
Business Combinations
Fiscal 2012 Combinations - Acquisitions of KlingStubbins, Inc. and Unique World Pty Ltd.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 29, 2012
(continued)

The results of operations of these acquired businesses have been included in the Company’s consolidated results of operations commencing with the dates control of the acquired businesses was obtained. The purchase price allocations for these acquired businesses have not yet been completed. Matters that remain open which may affect the purchase price allocation include revenue recognition; loss contingencies; income and related taxes; separately identifiable intangible assets; post-retirement benefit obligations; and other, similar matters. The Company continues to assess the fair values of the assets and liabilities acquired, and will complete the allocations within the measurement period prescribed by U.S. GAAP.
The above acquisitions were not material to the Company’s consolidated financial statements at June 29, 2012 and for the three and nine months then ended.
Fiscal 2011 Combinations - The Aker Solutions ASA Transactions and the Acquisition of CES
In February 2011, we acquired certain operations within the process and construction business of Aker Solutions ASA, and in April 2011 we completed the acquisition of Aker Projects (Shanghai) Company Limited (together, the "Aker Entities"). The acquisition of the Aker Entities is described in more detail on pages 6 and F-16 of our 2011 Form 10-K. Consistent with most other business combinations we have completed, we began integrating the Aker Entities into our existing operations shortly after the businesses were acquired. Accordingly, it is not practicable to provide complete financial information for fiscal 2012 on a stand-alone basis for the Aker Entities.
The purchase price consisted of $675.0 million plus approximately $234.6 million representing the value of certain transactions specified in the share purchase agreement (“SPA”) and a preliminary estimate of net cash and working capital acquired. Prior to the acquisition of the Aker Entities, the seller completed certain transactions that could have affected the amounts of net cash and net working capital of the operations acquired. The parties therefore negotiated into the SPA a "net cash and working capital adjustment" by which the net cash and working capital of the acquired operations were compared to target amounts specified in the SPA and which, after considering bands within which no settlement would be required, may cause one party to pay cash to the other. The final adjustment amount was determined in accordance with the terms of the SPA in the fourth quarter of fiscal 2011 and no payment was made by either party.
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
June 29, 2012
(continued)

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
In May 2011, we acquired a majority ownership interest in Consulting Engineering Services (India) Private Limited ("CES"). During the third quarter of fiscal 2012, we finalized the purchase price accounting for CES and, in doing so, became aware of certain contingencies that existed at or resulted from events that occurred prior to the date we obtained control of CES. Because we became aware of these matters during the measurement period prescribed by U.S. GAAP, we accrued in our consolidated balance sheet at June 29, 2012 approximately $75.0 million as an estimate of the fair value of the acquired liabilities associated with these contingencies. Neither the aforementioned purchase price allocation adjustments nor the CES acquisition in total is material to the Company’s consolidated statement of financial position or results of operations.

Receivables
The following table presents the components of “Receivables” appearing in the accompanying Consolidated Balance Sheets at June 29, 2012 and September 30, 2011 as well as certain other related information (in thousands):

	June 29, 2012	September 30, 2011
Components of receivables:
Amounts billed	$1,129,415	$1,016,792
Unbilled receivables and other	1,030,918	996,516
Retentions receivable	48,041	64,186
Total receivables, net	$2,208,374	$2,077,494
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$288,790	$288,165
Claims receivable	$19,827	$14,712

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
June 29, 2012
(continued)

Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at June 29, 2012 and September 30, 2011 consisted of the following (in thousands):

	June 29, 2012	September 30, 2011
Land	$23,239	$23,542
Buildings	133,867	136,161
Equipment	487,601	446,628
Leasehold improvements	156,272	144,903
Construction in progress	21,506	10,046
	822,485	761,280
Accumulated depreciation and amortization	(511,174)	(476,647)
	$311,311	$284,633

Notes Payable and Long-term Debt
On March 29, 2012, the Company entered into a new, long-term, unsecured, revolving credit facility providing $1.06 billion of borrowing capacity. The facility has a five-year maturity and permits the Company to borrow under three separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the credit agreement. The facility agreement also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. On the closing date of the new facility, the Company borrowed approximately $284.8 million to repay all amounts outstanding under (i) the Company's previous revolving credit facility originally entered into by the Company on December 15, 2005, and (ii) certain other bilateral credit facilities.
Depending on the Company's consolidated leverage ratio (as defined in the credit agreement), borrowings under the new credit facility will bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.225% or a base rate plus a margin of between 0% and 0.225%.
The new credit facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the new credit facility contains customary events of default. At June 29, 2012, the Company was in compliance with its debt covenants.

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
June 29, 2012
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
The following table sets forth pass-through costs included in revenues for each of the three and nine months ended June 29, 2012 and July 1, 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Pass-through costs included in revenues	$583,136	$486,010	$1,699,188	$1,561,858

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
June 29, 2012
(continued)

Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and nine month periods ended June 29, 2012 and July 1, 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Component:	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Service cost	$8,704	$7,665	$26,359	$22,337
Interest cost	18,531	15,310	55,868	44,953
Expected return on plan assets	(18,483)	(14,815)	(55,680)	(43,568)
Amortization of previously unrecognized items	4,872	4,193	14,614	12,357
Net periodic benefit cost	$13,624	$12,353	$41,161	$36,079

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2012 (in thousands):

Cash contributions made during the first nine months of fiscal 2012	$77,298
Cash contributions we expect to make during the remainder of fiscal 2012	10,699
Total	$87,997
The change in pension liability included in the Consolidated Statements of Comprehensive Income for the nine months ended June 29, 2012 and July 1, 2011 relates primarily to the effects of exchange rate changes.

Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the three and nine months ended June 29, 2012 and July 1, 2011; (ii) provides information regarding the number of non-qualified stock options and restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	127,922	125,903	127,422	125,438
Effect of stock options and restricted stock	898	1,675	1,082	1,792
Denominator used to compute diluted EPS	128,820	127,578	128,504	127,230
Antidilutive stock options and restricted stock	5,138	3,045	5,149	3,681
Shares of common stock issued from the exercise of stock options and the release of restricted stock	579	928	2,070	2,000

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 29, 2012
(continued)

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 29, 2012
(continued)

The California Administrative Office of the Courts (“AOC”) filed suit against the Company and two of its subsidiaries alleging breach of contract. The AOC alleges that a contractor's license lapsed and, therefore, the Company must disgorge the amount of fees previously paid by AOC and allow AOC to retain unpaid fees in an aggregate amount of approximately $26.0 million. We filed a counterclaim for breach of contract with respect to the unpaid fees. The Company believes it has successful defenses against AOC's claims and should prevail on its counterclaim. If AOC's claims are decided in its favor, the matter could have an adverse effect on the Company's financial results for the fiscal quarter and year in which final judgment is entered. Trial was held on the licensing issue and counterclaim. The jury returned a verdict in favor of Jacobs on both issues. The AOC received nothing on its $26.0 million disgorgement claim and Jacobs received the full amount of its counterclaim for unpaid fees. The AOC is continuing its separate claim for damages for alleged negligent performance of services. The Company believes that it has successful defenses against AOC's claims and should prevail. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

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
General
The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•
The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements (the most current discussion of our critical accounting policies appears on pages 36 through 39 of our 2011 Annual Report on Form 10-K (the “2011 Form 10-K”), and the most current discussion of our significant accounting policies appears on pages F-8 through F-15 of our 2011 Form 10-K), as well as the discussion of any new accounting standards issued, which is included in the Notes to Consolidated Financial Statements of this Form 10-Q;

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
Business Combinations
Fiscal 2012 Combinations - Acquisitions of KlingStubbins, Inc. and Unique World Pty Ltd.
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
The results of operations of these acquired businesses have been included in the Company’s consolidated results of operations commencing with the respective dates control of the acquired businesses was obtained.
The above acquisitions were not material to the Company’s consolidated financial statements at, or for the three and nine months ended, June 29, 2012.
Fiscal 2011 Combinations - The Aker Solutions ASA Transactions and the Acquisition of CES
In February 2011, we acquired certain operations within the process and construction business of Aker Solutions ASA, and in April 2011, we completed the acquisition of Aker Projects (Shanghai) Company Limited (together, the "Aker Entities"). The acquisition of the Aker Entities is described in more detail on pages 6 and F-16 of our 2011 Form 10-K. We also completed a number of other acquisitions during fiscal 2011 including TechTeam Government Solutions, Inc., Sula Systems, Ltd., and a controlling interest in Consulting Engineering Services (India) Private Limited, among others. Consistent with other business

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

combinations we've completed in the past, we began integrating the Aker Entities and the other businesses we acquired last year into our existing operations almost immediately after each business was acquired. Accordingly, it is not practicable to provide complete financial information for fiscal 2012 on a stand-alone basis for any of the businesses we acquired last year.
In May 2011, we acquired a majority ownership interest in Consulting Engineering Services (India) Private Limited ("CES"). During the third quarter of fiscal 2012, we became aware of certain contingencies that existed at or resulted from events that occurred prior to the date we obtained control of CES. Because we became aware of these matters during the measurement period prescribed by U.S. GAAP, we accrued in our consolidated balance sheet at June 29, 2012 approximately $75.0 million as an estimate of the fair value of these contingencies.

Results of Operations
Net earnings for the third quarter of fiscal 2012 ended June 29, 2012 increased $7.2 million, or 8.0%, to $97.9 million (or $0.76 per diluted share) from $90.7 million (or $0.71 per diluted share) for the corresponding period last year.

For the nine months ended June 29, 2012, net earnings increased $34.8 million, or 14.7%, to $271.5 million (or $2.11 per diluted share), from $236.7 million (or $1.86 per diluted share) for the nine months ended July 1, 2011.
Total revenues for the third quarter of fiscal 2012 increased by $28.7 million, to $2.77 billion, compared to $2.74 billion for the third quarter of fiscal 2011. For the nine months ended June 29, 2012, total revenues increased $449.1 million, or 5.9%, to $8.1 billion, compared to $7.7 billion for the corresponding period last year.

The following table sets forth our revenues by the various types of services we provide for the three and nine months ended June 29, 2012 and July 1, 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Technical Professional Services Revenues:
Project Services	$1,450,838	$1,387,872	$4,263,250	$3,686,238
Process, Scientific, and Systems Consulting	189,319	205,644	569,686	603,305
Total Technical Professional Services Revenues	1,640,157	1,593,516	4,832,936	4,289,543
Field Services Revenues:
Construction	819,655	804,406	2,328,901	2,336,260
Operations and Maintenance (“O&M”)	313,062	346,256	945,656	1,032,566
Total Field Services Revenues	1,132,717	1,150,662	3,274,557	3,368,826
Total Revenues	$2,772,874	$2,744,178	$8,107,493	$7,658,369

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and nine months ended June 29, 2012 and July 1, 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Refining - Downstream	$625,754	$531,886	$1,823,571	$1,634,795
National Government Programs	548,583	556,154	1,658,656	1,714,590
Chemicals and Polymers	431,577	421,131	1,285,910	1,009,220
Infrastructure	267,628	346,644	809,868	994,868
Buildings	161,382	207,186	602,019	675,065
Oil & Gas - Upstream	242,188	251,594	553,882	567,883
Mining and Minerals	168,431	159,040	416,064	295,154
Pharmaceuticals and Biotechnology	155,846	100,953	439,084	287,162
Industrial and other	171,485	169,590	518,439	479,632
	$2,772,874	$2,744,178	$8,107,493	$7,658,369

For the three months ended June 29, 2012, revenues from clients operating in the Refining-Downstream market increased $93.9 million, or 17.6%, to $625.8 million from $531.9 million for the corresponding period last year. For the nine months ended June 29, 2012, revenues from clients operating in this industry increased $188.8 million, or 11.5%, to $1.8 billion from $1.6 billion for the corresponding period last year. These increases were due primarily to higher business volume principally within the Company's operations in the U.S. and Canada.

For the nine months ended June 29, 2012, revenues from clients operating in the chemicals and polymers industry increased $276.7 million, or 27.4%, to $1.3 billion from $1.0 billion for the corresponding period last year. These increases were due primarily to increased activity in the United States, Canada, United Kingdom, Middle East, and India, driven in part by the effects of a reduction in the cost of feedstock.
For the three months ended June 29, 2012, revenues from clients operating in the Pharmaceuticals and Biotechnology industries and markets increased $54.9 million, or 54.4%, to $155.8 million from $101.0 million for the corresponding period last year. For the nine months ended June 29, 2012, revenues from clients operating in these industries and markets increased $151.9 million, or 52.9%, to $439.1 million from $287.2 million for the corresponding period last year. These increases were due primarily to a number of new and continuing projects including projects relating to vaccine production facilities. We view this market as presenting a growth opportunity for the Company as we believe many of our clients in this industry are exploring capital expansion programs particularly in several emerging markets.
For the nine months ended June 29, 2012, revenues from clients operating in the mining and minerals industries and markets increased $120.9 million. This increase is due primarily to the inclusion of the revenues of the Aker Entities for all of fiscal 2012, versus only a portion of the corresponding nine-month period last year. The "Aker Entities" refer to certain businesses that were acquired in separate transactions that were completed in February and April 2011, and which are described in more detail in the Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Direct costs of contracts for the third quarter of fiscal 2012 totaled $2.3 billion; relatively unchanged as compared to the corresponding period last year. For the nine months ended June 29, 2012, direct costs of contracts increased $301.7 million, or 4.6%, to $6.8 billion from $6.5 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

For the three and nine months ended June 29, 2012, pass-through costs increased $97.1 million and $137.3 million,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

respectively as compared to the corresponding periods last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three and nine months ended June 29, 2012 was 84.4% and 84.2%, respectively. This compares to 85.0% and 85.2% for the three and nine months ended July 1, 2011, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The decrease in direct costs of contracts as a percentage of revenues for the three months ended June 29, 2012 as compared to the corresponding period last year was due primarily to improved margins for both our project services and field services. The decrease in direct costs of contracts as a percentage of revenues for the nine months ended June 29, 2012 as compared to the corresponding period last year was due primarily to improved margins for our project services (margins relating to our field services were virtually unchanged).

Selling, general, and administrative ("SG&A") expenses for the third quarter of fiscal 2012 increased $6.4 million, or 2.3%, to $279.7 million compared to $273.3 million for the corresponding period last year. For the nine months ended June 29, 2012, SG&A expenses increased $90.0 million, or 11.8%, to $851.9 million compared to $761.9 million for the corresponding period last year. These increases were due primarily to the SG&A expenses attributable to acquired businesses.
Interest expense for the three and nine months ended June 29, 2012 relates primarily to the debt incurred in connection with the acquisition of the Aker Entities.

For the three and nine months ended June 29, 2012, our consolidated effective income tax rate was 33.3% and 33.9%, respectively. This compares to effective tax rates of 34.9% and 35.4%, respectively, for the corresponding periods in fiscal 2011. In general, the lower effective tax rates in fiscal 2012 as compared to fiscal 2011 are due to the changing geographical source of our earnings combined with an increase in the utilization of U.S. foreign tax credits.

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
The following table summarizes our backlog at June 29, 2012 and July 1, 2011 (in millions):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

	June 29, 2012	July 1, 2011
Technical professional services	$10,174.9	$8,666.3
Field services	5,426.2	5,335.6
Total	$15,601.1	$14,001.9

Our backlog increased $1.6 billion, or 11.4%, to $15.6 billion at June 29, 2012 from $14.0 billion at July 1, 2011. Backlog at June 29, 2012 includes new awards during the third quarter of fiscal 2012 from clients operating in many of the industry groups and markets we serve, with particularly important wins from clients operating in the chemicals and polymers, buildings, and national government industry groups and markets.

Liquidity and Capital Resources
At June 29, 2012, our principal sources of liquidity consisted of $898.6 million of cash and cash equivalents, and $537.2 million of available borrowing capacity under our new, $1.06 billion, unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.
In addition to our revolving credit facility, we have entered into several bilateral credit facilities with major U.S. and international banks in support of our merger and acquisition activities. Approximately $1.8 million was outstanding under these facilities at June 29, 2012.
During the nine months ended June 29, 2012, our cash and cash equivalents decreased by $7.0 million to $898.6 million at June 29, 2012. This compares to a net decrease in cash and cash equivalents of $165.0 million to $773.8 million during the corresponding period last year. During the nine months ended June 29, 2012, we experienced net cash inflows of $141.7 million from operating activities and $6.7 million from the effects of exchange rate changes. These cash inflows were offset in part by cash outflows of $144.3 million from investing activities and $11.1 million from financing activities.

Our operations provided net cash inflows of $141.7 million during the nine months ended June 29, 2012. This compares to net cash inflows of $124.2 million for the corresponding period last year. The $17.5 million increase in cash flows from operating activities during the nine months ended June 29, 2012 as compared to the corresponding period last year was due primarily to a $39.9 million increase in net earnings attributable to the Group offset in part by a $10.8 million negative change relating to our working capital accounts (discussed below) and a $11.2 million negative change relating to our pension plan obligations.
Because such a high percentage of our revenues is earned on cost-plus type contracts, and due to the significance of revenues relating to pass-through costs, most of the costs we incur are included in invoices we send to clients. Although we continually monitor our accounts receivable, we manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, accounts payable, and billings in excess of cost. Accounts payable consists of obligations to third parties relating primarily to costs incurred for projects which are generally billable to clients. Accounts receivable consist of billings to our clients — a substantial portion of which is for project-related costs. Billings in excess of cost consist of billings to and payments from our clients for costs yet to be incurred.
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
We used $144.3 million of cash and cash equivalents for investing activities during the nine months ended June 29, 2012 as compared to $783.0 million during the corresponding period last year. The $638.8 million decrease in cash used for investing activities was due to a decline in merger and acquisition activity during fiscal 2012 as compared to last year.
Our financing activities resulted in net cash outflows of $11.1 million during the nine months ended June 29, 2012. This compares to net cash inflows of $501.3 million during the corresponding period last year. The $512.4 million net decrease in cash inflows from financing activities during the nine months ended June 29, 2012 as compared to the corresponding period last year was due to significantly reduced borrowing activity during fiscal 2012 as compared to the prior year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The Company had $898.6 million of cash and short term equivalents at June 29, 2012. Of this amount, approximately $698.4 million was held in the U.S. and $200.2 million was held outside of the U.S., primarily in Canada, the United Kingdom, the Eurozone, and Australia.
On March 29, 2012, the Company and certain of its international subsidiaries entered into a $1.06 billion unsecured, revolving credit facility (the "New Credit Facility") with a syndicate of large, U.S. domestic and international banks and financial institutions. The New Credit Facility replaces and refinances the Company's previous revolving credit facility originally entered into by the Company on December 15, 2005 (the "Prior Credit Facility"). All commitments under the Prior Credit Facility were terminated effective the closing date and all amounts due thereunder were refinanced under the New Credit Facility. The total amount utilized under this facility at June 29, 2012 was $522.8 million ($510.6 million in the form of direct borrowings and $12.2 million utilized in the form of letters of credit).
The New Credit Facility has a five year maturity and permits the Company to borrow under three separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the New Credit Facility. Depending on the Company's consolidated leverage ratio, borrowings under the New Credit Facility will bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.225% or a base rate plus a margin of between 0% and 0.225% (we expect that, initially, borrowings under the New Credit Facility will bear interest at the low end of this range). As defined in the New Credit Facility, "consolidated leverage ratio" means, as of any date of determination, the ratio of (i) the Company's "consolidated funded indebtedness" as of such date to (ii) the Company's "consolidated EBITDA" for the immediately preceding four consecutive fiscal quarters. For this purpose, "consolidated funded indebtedness" generally means the sum of (i) the balances outstanding under all loan, credit, and similar agreements for borrowed money (including purchase money indebtedness), (ii) all amounts representing direct obligations arising under letters of credit, (iii) indebtedness in respect of capital leases and similar financing arrangements, and (iv) the value of all guarantees issued with respect to the types of indebtedness described in (i) through (iii). Also for this purpose, "consolidated EBITDA" generally means the Company's consolidated net earnings attributable to Jacobs, plus consolidated (i) interest expense, (ii) tax expense, and (iii) depreciation and amortization expense (including amortization expense relating to intangible assets).
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
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $898.6 million in cash and cash equivalents at June 29, 2012, compared to $905.6 million at September 30, 2011. Our consolidated working capital position at June 29, 2012 was $1.73 billion; an increase of $635.0 million from September 30, 2011.
There was $537.2 million of borrowing capacity remaining under our revolving credit facility at June 29, 2012. We believe that the capacity, terms and conditions of our revolving credit facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.
The Company had $191.8 million of letters of credit outstanding at June 29, 2012. Of this amount, $12.2 million had been issued under our revolving credit facility and $179.6 million were issued under separate, committed and uncommitted letter-of-credit facilities.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 29, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Please see the Note "Commitments and Contingencies" included in the Notes to Consolidated Financial Statements appearing under Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of our legal proceedings.

Item 1A.	Risk Factors.
Please refer to Item 1A—Risk Factors on pages 20 through 32 of our 2011 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors during the period covered by this Quarterly Report on Form 10-Q.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

10.1 –	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ John W. Prosser, Jr.
John W. Prosser, Jr.
Executive Vice President
Finance and Administration
and Treasurer
(Principal Financial Officer)

Date: August 2, 2012