Form 10-K
period 2012-09-28
JACOBS ENGINEERING GROUP INC /DE/
filed 2012-11-20
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2012                         Commission File No. 1-7463
__________________________________________________
 Jacobs Engineering Group Inc.

Delaware	95-4081636
State of incorporation	IRS Employer identification number

1111 South Arroyo Parkway Pasadena, California 91105	(626) 578-3500
Address of principal executive offices	Telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:
 __________________________________________________

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
 __________________________________________________
Indicate by check-mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:   ☒    Yes  ☐    No
Indicate by check-mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐    Yes  ☒    No
Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No
Indicate by check-mark whether the Registrant: has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
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
Indicate by check-mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
There were 130,076,572 shares of common stock outstanding as of November 15, 2012. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $5.7 billion as of March 30, 2012, based upon the last reported sales price on the New York Stock Exchange on that date.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Portions of the Registrant’s definitive Proxy Statement to be issued in connection with its 2013 Annual Meeting of Shareholders.

JACOBS ENGINEERING GROUP INC.
Fiscal 2012 Annual Report on Form 10-K

Page2

PART I
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that are not based on historical fact. When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, "see", “estimates”, “plans”, “intends”, and similar words identify forward-looking statements. You should not place undue reliance on any such forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, below. The risk factors and other matters described herein are not all-inclusive, and we undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).
Unless the context otherwise requires, all references herein to "Jacobs" or the "Registrant" are to Jacobs Engineering Group Inc. and its predecessors, and references to the "Company", "we", "us" or "our" are to Jacobs Engineering Group Inc. and its consolidated subsidiaries.

Item 1.	BUSINESS

General Background Information
We are one of the largest technical professional services firms in the world. We provide a diverse range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients. We provide four broad categories of services:

•	Project Services (including engineering, design, architecture, interiors, planning, environmental, and similar services);

•
Process, Scientific, and Systems Consulting services (including services performed in connection with scientific testing, analysis, and consulting activities, as well as information technology and systems engineering and integration activities);

•	Construction services (encompassing traditional field construction services as well as modular construction activities, direct hire construction, and construction management services); and

•
Operations and Maintenance services (including services performed in connection with operating large, complex facilities on behalf of clients, as well as services involving process plant and facilities maintenance).

We focus our services on clients operating in the following industries and markets:

•	Oil and gas exploration, production, and refining;

•	Chemicals and polymers;

•	Programs for various national governments, including aerospace, defense, and environmental programs;

•
Buildings (including specialized buildings for clients operating in the fields of healthcare, education, and high technology; governmental complexes; other specialized civic and mission critical buildings, installations, and laboratories; and retail and commercial buildings);

•	Infrastructure;

•	Mining and minerals;

•	Pharmaceuticals and biotechnology;

•	Power;

•	Pulp and paper;

•	Technology and manufacturing; and,

•	Food and consumer products, among others.

Page3

We are headquartered in Pasadena, California, USA, and provide our services through more than 200 offices located around the globe, primarily in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia.
How We Operate
The relationships we have with our clients drive our business. As a broad-based technical professional services firm, we offer a range of services to help our clients maintain a competitive edge in their respective markets. From feasibility studies to design, to engineering, to construction, to start-up and commissioning, and then to operations and maintenance, we customize our services to meet business and project goals. Our global network of professionals works with a multi-office approach in an effort to provide clients with the best, most economical project or program solutions.
We strive to provide client value through continuous improvement in our performance. We regularly monitor our clients' expectations, our quality system, and our operational performance. Tools such as our Jacobs Value Enhancing Practices, Global Standard Operating Procedures, project reviews, the Jacobs System to Ensure Project Success ("JSTEPS") and Safe Plans of Action ("SPAs") provide added value to our clients' projects. They also allow us to create performance improvement actions during the project execution. Through continuous improvement upon our performance, our tools, and our processes, we believe we can offer our clients superior value when they do business with us.
JacobsValue+SM ("Value Plus") is an internal tool we use to document and quantify the actual value or savings we provide to our clients and their projects. Some of the benefits achieved through the Value Plus program include lower total installed cost, shorter schedule, and reduced life cycle cost. Value Plus is implemented at project initiation: a project goal is created, and cost-saving ideas are entered into the Value Plus database. When the Value Plus cycle is complete, the project team and client identify unique cost and/or schedule reductions for the project.
Our Business Model
Our organizational structure and integrated system for delivering services are key components of our business strategy. Our operating units generally use a matrix organizational structure whereby our project management functions are supported by the various technical planning, design, and construction disciplines that are necessary to effectively execute long-term engineering and construction contracts. We recognize that technical expertise alone cannot grow our business; project management skills and the ability to manage multi-million dollar projects and programs for our clients is critical to our success. Crucial functions, such as project controls and procurement, are embedded within each of our major offices and serve operations by providing specialized services required by projects.
In managing our business, we encourage cooperation, not competition, across all of our offices. We do not maintain profit centers, and we expect our offices to provide and share resources to deliver those services required by our client contracts regardless of which office "owns" the contract. As an example, we sponsor one, company-wide incentive bonus plan that rewards employees based on the results of the Company as a whole. Our organizational structure encourages our operating groups to work collaboratively, while simultaneously helping to reduce costs and promote an efficient delivery system for all of our services.
Three important concepts support our business model: a multi-domestic approach, a boundaryless approach, and a focus on cost management.
Our global reach enables us to provide local, customized service worldwide. We work in many countries with locally-staffed offices that share a common set of values and a single vision while maintaining one-on-one contact with individual clients. This approach provides customized services suited to the locale and defines our multi-domestic approach.
We take a boundaryless approach to our business. This means that we try to enhance local expertise with the best talent and the best technology the Company has to offer regardless of office location. The diversity of our employees reflects our geographic reach as well as the wide range of our technical capabilities. Our talent pool is flexible, so we are able to be where our clients need us, doing the work that is necessary to achieve solutions for them.
Our continual emphasis on managing costs is an important component of our business model. As companies providing technical, professional, and construction services are required to compete against each other across geographic boundaries, the company that can provide its clients with cost-efficient solutions to their project needs has an advantage. Managing general and administrative (“G&A”) costs is in our nature: since Jacobs' founding in 1947, keeping costs down has been critical to the way we operate. Another way we provide savings to our clients is by utilizing resources in our overseas offices that may be more cost competitive. With our focus on driving costs down throughout every level of our organization, we strive to deliver superior technical, professional, and construction services safely, efficiently, and within the cost and time parameters our clients require.

Page4

The Company's Culture
Our employees are our most important and valuable asset and, therefore, the prevention of job-related injuries is given top priority. It is the policy of the Company to provide and maintain a safe and healthy working environment and to follow operating practices that safeguard all employees and result in a more efficient operation.
BeyondZero® , the name of our program that promotes our culture of caring, moves beyond efforts to have an incident and injury-free safety performance. We implement a true culture of caring where concern for employees' health, safety, and welfare extends outside the office walls, beyond the project site fences and into their homes, cars, and all the places where they interact with family, friends, and fellow employees.
Our employees and business partners are expected to follow the highest principles of business conduct, integrity, and ethics as they carry out their responsibilities. Our employees are guided by the following principles in carrying out their responsibilities: loyalty, compliance with applicable laws, observance of ethical standards, avoidance of conflicts of interest, and communication. We endeavor to deal fairly with our employees, customers, suppliers, and competitors, and to respect the policies and procedures of those outside the Company.
Our objective is to present a clear and consistent image of our Company to our clients, employees, shareholders, and business partners — regarding how we behave, how we communicate, how we look, and most importantly, how our promises to our clients are delivered — anywhere in the world.
We accomplish this foremost through our core values, which allow us to behave as one company and unify us worldwide. By keeping our core values as a central focus of our Company, we are able to think the same way and arrive at similar conclusions, regardless of our physical location. Our core values are:

•	People are our greatest asset;

•	We are relationship-based; and

•	Growth is an imperative.
Our core values are consistent with our commitment to sustainability. We see sustainability as a balance between the social, economic, and environmental aspects of a business. Too much emphasis on any single aspect cannot achieve sustainability. Our core values drive us to continuously improve efficiencies and reduce energy and natural resources; practices that drive down costs and contribute to a lower impact on the environment. Around the world, across all disciplines, we work to demonstrate our commitment to sustainability through our actions and project delivery. That commitment is reflected every day through our low-cost posture, our BeyondZero® safety philosophy, and our adherence to our seven principles of sustainability. These principles are:

•	Sustainable development is a corporate priority;

•	We seek broad, deep, differentiated capabilities and services;

•	Sustainable development is integrated into our business;

•	Training and education are important;

•	Our facilities and operations follow sustainable principles;

•	We contribute to the common effort for sustainability; and

•	We are open and transparent.
Delivering timely and efficient engineering and design services and effective, tailored sustainable solutions are the best way we can save our clients money and make their businesses successful. Such sustainable solutions that allow our clients to achieve their project goals are a key aspect of the creation of an enduring sustainable legacy.
Applying the best, most efficient and effective sustainable solutions for our clients worldwide, in all major industries in which we operate, allows us to make a significant contribution to a safe and sustainable future.
With respect to human resources, our goal is to establish an inclusive, diverse workplace that energizes the people who fuel our Company's growth. Although we are a large company with over 60,000 employees in more than 25 countries, our employees are unified in their focus on superior value, safety, and ethical business practices; regardless of the country.
Our work locations around the world are multicultural, and our people are successful at building networks, breaking down boundaries, and embracing diversity. They collaborate and learn new skills from one another. We recognize that an

Page5

inclusive environment is a healthy one that results in better decisions, better talent, and more creative solutions to offer our clients. We seek employees that operate with a boundaryless mindset.
We have engaged, committed, and productive people who add value to our project teams. We focus on hiring the best, keeping the best, and continually improving the skills and capabilities of individuals and teams.
How We Grow
We are committed to a relationship-based business model, which is central to our sustained growth and profitability. We pursue the development of long-term relationships and alliances with our clients. By working with our clients on their capital programs, we increase our understanding of their overall business needs, as well as the unique technical requirements of their specific projects. This increased understanding enables us, we believe, to provide superior value to our clients. Our approach provides us with opportunities to market all the services our clients are expected to need in the pre-design phase, such as master planning, permitting, or project finance options; in the design phase; and in the construction, post-start-up and commissioning phases of a facility, including operations and maintenance services.
Our relationships with clients also present ongoing opportunities to expand into adjacent markets. For example, clients operating in the mining and minerals market often have a need for our infrastructure and buildings capabilities. The same is true for clients operating in other markets.
We market our services to clients in a wide range of public and institutional, process, and industrial markets. We increase our opportunities through selective market diversity, and are able to price contracts more competitively and enhance overall profitability while delivering additional value to our clients by integrating and bundling our services. In complex economic times, we have the ability to evolve along with market cycles worldwide. When opportunities decrease in a particular market or geography, other opportunities often increase. Because of our selective market diversity, we believe we are well-positioned to address a wide range of opportunities across many markets and geographies, which helps us grow our business.
Closely linked to our relationship-based business model is our multi-domestic geographic strategy. Our core clients can depend on us for assistance with their engineering and construction needs when they move projects around the world. We therefore follow our clients into new geographic regions, which helps us perform meaningful portions of their projects by utilizing local resources rather than exporting the work to other offices.
The Role of Acquisitions in the Development Our Business
When we review acquisition targets, we are conscious of the effect the acquisition may have on our client base. We favor acquisitions that allow us to (i) expand into a new client market; (ii) enhance the range of services we provide existing clients; and/or (iii) access new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our major clients. The following is a brief description of some of our recent key acquisitions:

•
In August 2012, we acquired a consulting project management business based in Sydney, Australia. The primary purpose of this acquisition was to expand our geographic presence and grow our infrastructure business in Australia.

•
In July 2012, we acquired a majority ownership of DM Petroleum Operations Company ("DMP") headquartered in New Orleans, Louisiana. DMP manages and operates the Strategic Petroleum Reserve ("SPR") under contract to the United States ("U.S.") Department of Energy (the "DoE"). The SPR is the world's largest reserve of emergency crude oil, and DMP has been the SPR management and operating contractor since 1993. DMP builds on our locally-based petroleum operations and maintenance expertise.

•
In December 2011, we acquired Unique World Pty Ltd., headquartered in Sydney, Australia. Unique World is an information management and knowledge management consultancy specializing in enabling technologies such as collaboration, business process automation, business intelligence, intranets, and portals. Unique World expands the Company's capabilities in Australia to include such information technology ("IT") services, as well as expanding the client base to which we can offer these services.

•
In November 2011, we acquired KlingStubbins, Inc., a 500-person firm headquartered in Philadelphia, Pennsylvania, USA, with offices located throughout the U.S. and in China. KlingStubbins provides professional services in the areas of architecture, engineering, interiors, planning, and landscape architecture. The markets served by KlingStubbins include corporate/commercial, governmental, science

Page6

and technology, higher education, mission critical, and interiors.

•
In May 2011, we acquired an additional 55% interest in Consulting Engineering Services (India) Private Limited (“CES”), a leading power, infrastructure, and civil engineering company headquartered in Delhi, India. Founded in 1969, CES employs more than 2,000 people and provides a range of solutions in infrastructure development, planning, engineering, and construction management. This acquisition significantly increased our existing resources and capabilities in India to more than 4,500 employees and expanded our presence in other regions in Asia and the Middle East.

•
In February 2011, we acquired Aker Solutions’ Process and Construction (“P&C”) business, a 4,500-person operating unit serving clients in the oil, gas, and refining markets, as well as the mining and minerals, chemicals, energy and environmental industries. The primary purpose for acquiring Aker’s P&C business was to expand significantly our global presence in the mining and metals market; provide a new geographic region with South America; and enhance our regional presence in Australia, Europe, and North America. In a related transaction completed in April 2011, we acquired Aker Projects (Shanghai) Company Limited (Aker Solutions’ onshore P&C operations in China). This element of the Aker transactions greatly expanded our presence and capabilities in China. The businesses and operations acquired in this transaction are sometimes referred to herein collectively as the "Aker Entities".

•
In December 2010, we acquired Damon S. Williams (“DSWA”), a 50-person professional services firm headquartered in Phoenix, Arizona. Founded in 1987, DSWA specializes in water and wastewater facilities, with expertise in planning, design, construction administration and operations services. The primary purpose for acquiring DSWA was to expand our water and wastewater capabilities to better serve our customers in the western U.S.

•
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

•
In October 2010, we acquired TechTeam Government Solutions, Inc. ("TechTeam") a 500-person IT solutions company that provides support to U.S. federal, state and local government agencies, including the U.S. Department of Homeland Security, U.S. Army and U.S. Army Corps of Engineers. The firm’s core competencies include systems integration, enterprise application integration, ERP implementation support, IT infrastructure support, network operations management, and call center operations. The primary purpose for acquiring TechTeam was to expand the Company’s IT, modeling, and simulation services capabilities with the U.S. federal government.

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

•
In March 2008, we acquired a 60% interest in Zamel & Turbag Consulting Engineers (“Zate”). Located in Saudi Arabia, Zate was an approximately 500-person professional services firm providing engineering and construction management services to clients operating in the oil & gas, refining, and chemicals industries. The primary purpose for acquiring Zate was to expand our business in the Middle East.

Page7

After we complete an acquisition, we move very quickly to integrate the newly-acquired operations. We typically assign senior operations personnel to manage the overall integration process with assistance from our sales, accounting, legal, IT, human resources, and risk management departments. Although integrating newly acquired businesses can be very challenging, the assimilation process is critical in order to assure (i) that our global businesses processes and systems are properly deployed throughout the newly-acquired entities and (ii) that we can begin to leverage-off the acquired talents, skills, and expertise to grow our business and help our clients execute their capital programs. Newly-acquired businesses are not left as stand-alone entities within the Company’s internal reporting system. The businesses we acquire are typically folded-in to existing operational organizations within the Company.
Financial Information About Segments
Although we describe our business in this Annual Report on Form 10-K in terms of the various services we provide, the markets in which our clients operate, and the geographic areas in which we operate, we have concluded that our operations may be aggregated into one reportable segment pursuant to those accounting principles generally accepted in the U.S. (“U.S. GAAP”). In making this determination, we considered the various economic characteristics of our operations, including: the nature of the services we provide, the nature of our internal processes for delivering and distributing those services, and the types of customers we have. In addition to the discussion that follows, please refer to Note 14 — Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
There is a high degree of similarity among the workforces employed across the categories of services we provide. For example, professionals in engineering and design services (i.e., services provided by persons who are degreed, and in certain circumstances licensed, such as engineers, architects, scientists, and economists) exist in all four service categories. In addition, there is a high degree of similarity among a significant component of the workforces we employ to perform construction and operations and maintenance ("O&M") projects. In providing construction and O&M services, we employ a large number of skilled craft labor personnel. These may include welders, pipe fitters, electricians, crane operators, and other personnel who work on very large capital projects (in the case of projects classified within the construction services category) or on smaller capital projects (in the case of maintenance projects classified within the O&M services category).

All of our offices use a matrix organizational structure. Our results, therefore, are dependent on groups representing technical disciplines (e.g., electrical engineering, mechanical engineering, cost engineering, etc.) supporting project management personnel (who maintain the relationship between our clients and us and are ultimately responsible for delivering projects to our clients safely, on time, and on budget). Additionally, all of our operating regions use common tools, policies, and procedures to manage and run their respective units. These include project review meetings, project performance evaluations, and project execution plans.

Each of the Company's operating regions provide most of the services the Company offers generally, and each of our operating regions include in its customer base many of the same or similar clients as our other regions.
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
Furthermore, the types of information and internal reports used by the Company’s chief operating decision maker (the “CODM”), who is also the Company’s chief executive officer and other members of management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these similarities, we have concluded that our operations may be aggregated into one reportable segment for purposes of the disclosures included in this Annual Report on Form 10-K.

Page8

Services Provided
As described above, the services we provide generally fall into the following four broad categories: Project Services; Process, Scientific, and Systems Consulting services; Construction services; and Operations and Maintenance services.
The following table sets forth our revenues from each of our four service categories for each of the last five fiscal years (in thousands):

	2012	2011	2010	2009	2008
Project Services	$5,693,419	$5,070,575	$4,224,898	$4,644,043	$5,128,456
Process, Scientific, and Systems Consulting	772,031	815,561	888,405	894,446	770,223
Construction	3,145,311	3,060,820	3,722,101	4,763,640	4,239,439
Operations and Maintenance (“O&M”)	1,283,017	1,434,708	1,080,113	1,165,247	1,114,041
	$10,893,778	$10,381,664	$9,915,517	$11,467,376	$11,252,159

Project Services
We employ the engineering, architecture, interiors, design, planning, and related disciplines necessary to design and engineer modern process plants, buildings, infrastructure projects, technology and manufacturing facilities, consumer products manufacturing facilities, power plants and stations, pulp and paper plants, and other facilities.
We are capable of providing our clients with a variety of value engineering services, including "safety in design". Through safety in design we integrate best practices, hazard analysis, and risk assessment methods early in the design phase of projects, taking those steps necessary to eliminate or mitigate injury and damage during the construction, start-up, testing and commissioning, and operations phases of a project.
In the area of construction management, we provide our clients with a wide range of services as an agent for our clients. We may act as program director, whereby we oversee, on the owner's behalf, the complete planning, design, and construction phases of the project. Alternatively, our services may be limited to providing construction consulting.
Project Services also includes planning, scheduling, procurement, estimating, cost engineering, project accounting, quality and safety, and all other key support services needed for complete cradle-to-grave project delivery.
Process, Scientific, and Systems Consulting Services
We employ the professional and technical skills and expertise with respect to a broad range of consulting services, including: performing pricing studies, market analyses, and financial projections necessary in determining the feasibility of a project; performing gasoline reformulation modeling; analyzing and evaluating layout and mechanical designs for complex processing plants; analyzing automation and control systems; analyzing, designing, and executing biocontainment strategies; developing and performing process protocols with respect to the U.S. Food and Drug Administration-mandated qualification and validation requirements; and performing geological and metallurgical studies.
Also included in this service category are revenues relating to defense and aerospace-related programs. Such services typically are more technical and scientific in nature than other project services we provide, and may involve such tasks as supporting the development and testing of conventional weapons systems; weapons modeling and simulations; computer systems development, maintenance, and support; evaluation and testing of mission-critical control systems; aerospace, testing, and propulsion systems and facilities; and other highly technical or scientific tasks.
Construction
In addition to the construction management services included under Project Services above, we provide traditional field construction services to private and public sector clients. We also provide our clients with a modular construction option. Our modular construction includes the engineering and construction of a facility in an off-site fabrication and assembly environment, with final completion during the field erection phase. The option provides our clients with an alternative approach to traditional methods of engineering and construction, which can compress and shorten the construction schedule, reduce risk, lower costs, and provide environmental benefits. In the area of environmental remediation and restoration, we also provide environmental remedial construction services for a variety of public and private sector clients.

Page9

Historically, our field construction activities have been focused primarily on those construction projects for which we perform much of the related engineering and design work. By focusing our construction efforts in this way, we minimize the risks associated with constructing complex projects based on designs prepared by third parties. The financial risk to us of constructing complex assets based on designs prepared by third parties may be particularly significant on fixed-price contracts; therefore, we generally avoid this type of project. However, we will pursue construction-only projects when we can negotiate pricing and other contract terms we deem acceptable and which we believe can result in a fair return for the degree of risk we assume.
Operations and Maintenance ("O&M") Services
O&M refers to all of the tasks required to operate and maintain large, complex facilities on behalf of clients. We provide key management and support services over all aspects of the operations of a facility, including managing subcontractors and other on-site personnel. O&M also includes process plant maintenance services, which generally involves all tasks required to keep a process plant (typically a refinery or chemical plant) in day-to-day operation.
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
Although the gross profit margins we realize from O&M services are generally lower than those associated with the other services we provide, the costs to support maintenance activities are also generally lower. Also, O&M services offer us an opportunity for long-term relationships with clients. This aspect of maintenance services greatly reduces the selling costs in respect of such services.

The Industries and Markets in Which Our Clients Operate
We market our services to clients where the scope of work required by their capital projects and programs is within our expertise. Within each market, we may offer specialty services unique to the sector, or services which differentiate us from our competitors in the marketplace.
The following table sets forth our revenues from each of the various industry groups and markets in which our clients operate for each of the last five fiscal years (in thousands):

	2012	2011	2010	2009	2008
Refining – Downstream	$2,379,750	$2,256,092	$2,876,059	$3,850,734	$3,525,838
National Government Programs	2,272,611	2,313,240	2,314,548	2,148,688	1,784,150
Chemicals and Polymers	1,704,723	1,461,125	1,203,373	1,210,027	1,409,868
Infrastructure	1,085,649	1,219,633	938,978	933,519	935,333
Buildings	843,938	893,528	869,248	793,041	900,115
Oil & Gas – Upstream	790,546	753,471	559,492	895,284	1,102,743
Pharmaceuticals and Biotechnology	576,303	404,687	589,795	875,007	978,867
Mining & Minerals	550,134	449,194	26,161	136,851	66,206
Industrial and Other	690,124	630,694	537,863	624,225	549,039
	$10,893,778	$10,381,664	$9,915,517	$11,467,376	$11,252,159

Refining - Downstream
Our typical refining projects for global clients include new design and construction, revamps or expansions of existing plants, turnarounds, upgrades of individual process units within refineries, and long-term maintenance services. We also provide process assessments, facility appraisals, feasibility studies, technology evaluations, project finance structuring and support, and multi-client subscription services.

Page10

Our modular construction capabilities, asset management/maintenance services, and formal client alliances help differentiate us to customers operating in this industry. Using modular construction decreases congestion at the construction site and provides enhanced safety, cost, and project execution benefits in remote locations.
We also include power generation projects within our clients' refining and processing facilities, such as simple and combined cycle power projects, industrial gas turbines, and emergency power generation stations. In addition, we offer support in the procurement and commissioning of equipment.
Oil & Gas - Upstream
As international oil companies develop reserves and try to maximize their existing resources, our expertise in a range of production methods, combined with our commitment to safety and strength in project management, helps us deliver a wide range of projects for oil and gas operators.
In the exploration and production market, our projects range from oil recovery through steam injection to gas treating, gas gathering, and gas storage projects including extraction of commercially valuable elements of the gas stream, utilizing new technologies such as Steam-Assisted Gravity Drainage ("SAGD").
Typical projects for our clients in this sector involve the design and construction of projects that recover oil and gas, and include oil thermal recovery facilities either by in-situ means or oil sands mining, upgraders, pipelines, gas plants, and CO2 flood. These are typically large projects that may involve many of our offices and often include work-share with our Mumbai, India office as a value-added engineering center to reduce project costs.
We also provide substantial maintenance and modification services for aging oil and gas facilities around the world. In connection with the refining market, we also provide process assessments, facility appraisals, feasibility studies, technology evaluations, project finance structuring consulting services, and other support services.
National Government Programs
We categorize our National Government Programs as generally relating to aerospace and defense programs or environmental programs for government entities.
Aerospace and Defense Programs
We provide an in-depth range of science, engineering, construction and technical support services to the aerospace and defense industry. Long-term clients include the Ministry of Defence in the U.K., NASA, the DoD, the U.S. Special Operations Command ("USSOCOM"), and the Australian Department of Defence. Specific to NASA is our ability to design, build, operate, and maintain highly complex facilities relating to space systems, including test and evaluation facilities, launch facilities, and support infrastructure.
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
We have provided advanced technology engineering services to the DoD for more than 50 years, and currently support major defense programs in the U.S. and internationally. We operate and maintain several DoD test centers and provide services and assist in the acquisition and development of systems and equipment for Special Operations Forces, as well as the development of biological, chemical, and nuclear detection and protection systems.
We maintain enterprise information systems for government and commercial clients worldwide, ranging from the operation of complex computational networks to the development and validation of specific software applications. We also support the DoD in a number of information technology programs, including network design, integration, and support; command and control technology; development and maintenance of databases and customized applications; and security solutions.
Environmental Programs
We provide environmental investigation, permitting, restoration, remediation, engineering, and site operations services to a number of European, North American, and Middle Eastern government agencies. Our projects include hazardous and nuclear waste management and site cleanup and closure; the preparation of feasibility studies and environmental

Page11

investigations; environmental design; and remediation services on several national programs, as well as compliance with various national environmental policies.
Additionally, we support our clients in such areas as pollution prevention assessments; underground storage tank removal; contaminated soil and water remediation, monitoring and systems cleanup; long-term water quality management plans; and air quality planning and permitting. Much of this type of work is in support of large infrastructure projects that are underway in both Europe and in North America.
As a differentiating aspect of our support to our government clients, we provide asset management services in the form of long-term infrastructure operations and maintenance. Asset management also includes building closures that involve deactivation, decommissioning, and demolition of government facilities. This is an integral part of our services for the DoE.
Chemicals and Polymers
Our clients in this sector rely on our extensive knowledge of and experience with feedstock synthesis, chemical synthesis, and polymerization, including advanced polymerization reactors and state-of-the-art, post-reactor processing techniques to help bring new products and new facilities to market quickly and economically. We apply best practices on capital and maintenance work by leveraging resources within our alliances and partnerships. Specialty services we provide to our clients in these industries include project finance structuring consulting, market analysis, facility appraisal, and procurement with global inspection capabilities.
An important capability we offer our clients in the chemicals business is in the area of field services. We have contracts with major chemical producers worldwide to provide construction, on-site maintenance, and turnaround activities. Many of these contracts are evergreen in nature, with relationships extending over many years due to our focus on safety, value, and client satisfaction and lead us to numerous formal alliances.
Infrastructure
The strengths we offer our clients in this industry segment include expertise in transportation, transit, aviation, water and wastewater, and civil construction projects throughout North America, Europe, India, the Middle East, and Asia. Representative clients include national government departments and agencies in the U.S. and the U.K.; state departments of transportation within the U.S.; other regional and local agencies; and private industry freight transport firms.
Transportation development/rehabilitation is a core competency of our infrastructure business. Typical projects include highways, bridges, transit, tunnels, airports, railroads, intermodal facilities, and maritime or port projects where our interdisciplinary teams work independently or as an extension of the client's staff. Providing alternative financing methods has proven successful in Europe where there is privatization of public infrastructure systems.
In water infrastructure, we help public and private sector clients develop or rehabilitate critical water resource systems. Emerging economies are investing heavily in water and wastewater systems, while governments in North America and Europe are addressing the challenges of drought and aging infrastructure. We continue to develop water/wastewater conveyance systems and water flood defense projects.
Buildings
We have planned, designed, and constructed buildings for a variety of clients and markets for more than 60 years. We believe our global presence and understanding of contracting and delivery demands keep us in an excellent position to provide professional services worldwide.
Our diversified client base encompasses both public and private sectors and relates primarily to institutional, commercial, government and corporate buildings, including projects at many of the world's leading medical and research centers, and universities. We focus our efforts and resources in areas where capital spending initiatives drive demand, and where changes and advances in technology require innovative, value-adding solutions. We also provide integrated facility management services (sometimes through joint ventures with third parties) for which we assume responsibility for the ongoing operation and maintenance of entire commercial or industrial complexes on behalf of clients.
We have specific capabilities in energy and power, master planning, and commissioning for office headquarters, aviation facilities, mission-critical facilities, municipal and civic buildings, courts and correctional facilities, mixed-use and commercial centers, healthcare and education campuses, and recreation complexes.

Page12

Advanced technology clients require highly specialized buildings in the fields of medical research, nano science, biotechnology, and laser sciences. We offer total integrated design and construction management solutions to these projects, many of which are world leaders in their functions.
Our recent acquisition of design firm KlingStubbins reinforces our commitment to our clients in this industry group, expanding our capabilities to clients in the pharma-bio, data center, government intelligence, corporate headquarters/interiors, and science and technology-based education markets around the globe.
Our government building projects include large, multi-year programs in the U.S. and Europe. U.S. government agencies we serve include the Federal Aviation Administration ("FAA"); the General Services Administration ("GSA"); the Internal Revenue Service ("IRS"); the U.S. Departments of State, Treasury, Agriculture, Homeland Security, and Defense; and the Army National Guard, among others. In the U.K., we are leading the Custodial Services' project management delivery program to upgrade the U.K. prison stock and also certain security-led programs such as upgrading works to the Palace of Westminster and some regional police authorities.
We are providing services to the DoD on military family housing; quality of life projects; training, maintenance, and readiness facilities; and command and control centers, as well as military facilities supporting the DoD's global re-basing program, the 2005 Base Realignment and Closure ("BRAC") program.
Mining and Minerals
Our mining and minerals business targets the non-ferrous and ferrous metal markets, precious metals, energy minerals (uranium, coal, oil sands), and industrial and fertilizer minerals (mineral sands, borates, trona, phosphates and potash). We work with many of the resources companies undertaking new and existing facility upgrades and process plant developments. We offer project management; front-end studies; and full engineering, procurement, construction, and maintenance ("EPCM") capabilities; completions, commissioning and start-up services specializing in new plant construction, brownfield expansions, and sustaining capital and maintenance projects.
For our mining and mineral clients, we provide the industry proprietary sulfuric acid production technology through our Chemetics® product - an important synergistic by-product of the smelting process and a key consumable in mines employing ore leaching technology. We are also able to deliver value to our mining clients by providing distinctive adjacent capabilities such as infrastructure, major equipment and materials to support their mining operations.
By focusing on mitigating our clients' resource risk, we are able to address challenges of tight labor markets by providing a reliable and familiar labor pool for their ongoing projects. We host local offices in the most active mining geographies (South America, Australia, Canada, India, South Africa), and can thereby effectively help our clients improve their project delivery and resource availability.
Pharmaceuticals and Biotechnology
We provide our pharmaceuticals and biotechnology clients single-point consulting, engineering, procurement, construction management, and validation ("EPCMV") project delivery, enabling us to execute the industry's largest capital programs on a single-responsibility basis. Typical projects in this sector include laboratories, research and development facilities, pilot plants, bulk active pharmaceutical ingredient production facilities, full-scale biotechnology production facilities, and secondary manufacturing facilities.
As companies in this industry continue to experience pressure to decrease product time-to-market, reduce costs, and increase return on investment, the types of services we provide have grown over the years to include modular construction, as well as consulting and strategic planning to help our clients complete capital projects faster and more efficiently.
Regulatory compliance, state-of-the-art technology, and increased efficiencies are critical issues to our clients in these industries. We have expertise in containment, barrier technology, locally controlled environments, building systems automation, and off-the-site design and fabrication of facility modules; in addition to vaccine production and purification, and aseptic processing.
Industrial and Other
We provide a broad range of services to our clients operating in the power; pulp and paper; high-technology manufacturing; food, beverage, and consumer products industries and markets.

Page13

Power
Global energy demand is expected to grow by nearly 50 percent over the next 25 years, according to the U.S. Energy Information Administration. Significant capital spend in the power business is being driven by plant obsolescence and the need for utilities to comply with regulatory requirements and changes in environmental legislation. Our typical projects include simple and combined cycle power projects, cogeneration power plants, asset lifetime extension projects, and emergency power generation stations. In addition to traditional engineering, we offer services in procurement and commissioning of equipment, as well as construction services for the power market including thermal, biomass, renewables, and nuclear energy facilities.
Pulp and Paper
The pulp and paper industry has been consolidating for many years, and several of our traditional pulp and paper clients have emerged as major consumer product companies. These clients have created new opportunities for us in non-traditional areas, such as wall board plants and facilities that manufacture diapers and feminine care products. Typical projects range from small mill projects to complex, multi-million-dollar paper machine rebuilds, mill expansions, and the construction of new facilities.
Pulp and paper projects encompass many areas of a mill, and our expertise also includes the converting and packaging of paper products for distribution and consumer use. Our pulp and paper capability extends through our offices in the U.S., U.K., France, Spain, Italy, and Mexico to clients worldwide. A significant portion of our work consists of assisting our clients in their compliance with environmental regulations and standards that affect the pulp and paper industry. We monitor all key environmental regulations affecting our clients and offer compliance studies, permitting support, design of pollution control systems, and compliance services regarding air pollutant standards and hazardous air pollutant emission limits from industrial boilers.
High Technology Manufacturing
We provide our core services for a variety of high tech manufacturing and test facilities, particularly for clients in the automotive and industrial industries. Typical automotive projects range from conceptual design and feasibility studies to complete design-build programs of aero-acoustic wind tunnels, engine test facilities, acoustic enclosures, transmission test stands; powertrain, environmental, emissions, altitude, and electromagnetic compatibility test facilities; in-line and end-of-line component test stands; and computer-based measurement and control systems. We also serve advanced technology and research facilities, including facilities supporting research in fusion and fission energy, nanoscale materials, and high-powered lasers and X-rays to support important research activities in the U.S., Europe, and the U.K.
In addition, we perform projects for clients operating in the semiconductor industry. Projects in the semiconductor industry are typically more complex than many other commercial facilities, requiring a greater emphasis on cleanroom and similar high-end technologies. Our projects range from on-site plant engineering and tool hookups to multi-million dollar state-of-the-art wafer fabrication and crystal growing facilities used to produce solar energy cells, microprocessors for computers, and other consumer electronic devices.
Food, Beverage, and Consumer Products
As a provider to the entire food, beverage, and consumer products supply chain, our global presence and capabilities allow us to help our clients with targeted expansion and new investments. Our food processing services include hygienic design, clean-in-place ("CIP") systems, heat transfer systems, material handling of liquids and solids, refrigeration, and compliance with government requirements. From facility design to raw materials processing to converting, packaging, and distribution, our vast depth of expertise helps our clients do just that. Our knowledge of food and beverage processing results in plants that are productive, efficient, and economical.
Backlog
Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. With respect to O&M contracts, however, we include in backlog the amount of revenues we expect to receive for only one succeeding year, regardless of the remaining life of the contract. For national government programs (other than U.S. federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, excluding option periods. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. In addition, the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. Accordingly, backlog is not necessarily indicative of our future revenues or earnings.

Page14

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

2012	2011	2010	2009	2008
22.1%	24.4%	25.4%	20.3%	16.8%
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
Contracts
While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into two broad categories: cost-reimbursable and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last five fiscal years:

	2012	2011	2010	2009	2008
Cost-reimbursable	85%	84%	87%	86%	88%
Fixed-price	15%	16%	13%	14%	12%
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

2012	2011	2010	2009	2008
$2,328.4	$2,118.5	$2,723.3	$4,017.0	$3,517.4
Cost-Reimbursable Contracts
Cost-reimbursable contracts generally provide for reimbursement of costs incurred plus an amount of profit. The profit element may be in the form of a simple mark-up applied to the labor costs incurred or it may be in the form of a fee, or a combination of a mark-up and a fee. The fee element can also take several forms. The fee may be a fixed amount; it may be an amount based on a percentage of the costs incurred; or it may be an incentive fee based on targets, milestones, or performance factors defined in the contract. In general, we prefer cost-reimbursable contracts because we believe the primary reason for awarding a contract to us should be our technical expertise and professional qualifications rather than price.

Page15

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
Employees
At September 28, 2012, we had approximately 48,600 full-time, staff employees (including contract staff). Additionally, as of September 28, 2012, there were approximately 14,800 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.
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
The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

			Year Joined the
Name	Age	Position with the Company	Registrant
Craig L. Martin	62	President, Chief Executive Officer and Director	1994
Thomas R. Hammond	61	Executive Vice President, Operations	1975
George A. Kunberger, Jr.	60	Executive Vice President, Global Sales	1979
Gregory J. Landry	64	Executive Vice President, Operations	1984
Joseph G. Mandel	52	Executive Vice President, Operations	2011
John W. Prosser, Jr.	67	Executive Vice President, Finance and Administration and Treasurer	1974
Cora L. Carmody	55	Senior Vice President, Information Technology	2008
Nazim G. Thawerbhoy	65	Senior Vice President and Controller	1979
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

Page16

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

Page17

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
Negative conditions in the credit and financial markets could impair our ability to operate our business, implement our acquisition strategy, or access our cash and short-term investments; it could also adversely affect our customers’ businesses.
Although we finance much of our operations using cash provided by operations, at times we depend on the availability of credit to grow our business and to help fund business acquisitions. In addition, some of our clients depend on the availability of credit to help finance their capital projects. Due to the continuing instability of the credit markets in the U.S. and abroad, the availability of credit has continued to be relatively difficult or expensive to obtain in spite of government efforts to stabilize the credit markets. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to us. In addition, these market conditions could negatively impact our clients’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse impact on our business, financial condition, and results of operations.
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
Furthermore, our cash balances and short-term investments are maintained in accounts held by major banks and

Page18

financial institutions located primarily in North America, Europe, South America, Australia and Asia. Some of our accounts hold deposits in amounts that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy or forced receivership, or have been seized by their governments, there is a risk that this may occur in the future. If this were to occur, we would be at risk of not being able to access our cash which may result in a temporary liquidity crisis that could impede our ability to fund operations.
Our vulnerability to the cyclical nature of the markets in which our clients operate is exacerbated during economic downturns.
We provide technical, professional, construction, and O&M services to clients operating in a number of markets including oil and gas exploration, production, and refining; programs for various national governments, including the U.S. federal government; chemicals and polymers; mining and minerals; pharmaceuticals and biotechnology; infrastructure; buildings; power; and other, general industrial and consumer businesses and markets (such as technology and manufacturing; pulp and paper; and food and consumer products). These markets and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending, particularly during periods of economic uncertainty.
Current global economic conditions have negatively impacted many of our clients’ ability and willingness to fund their projects. They have also caused our clients to reduce their capital expenditures, alter the mix of services purchased, seek more favorable price and other contract terms, and otherwise slow their spending on our services. For example, in the public sector, declines in state tax revenues as well as other economic declines may result in lower state and local government spending. In addition, due to these conditions many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions have reduced the demand for our services, which has had a significant negative impact on our business and results of operations.
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
Regardless of economic or market conditions, investment decisions by our customers may vary by location or as a result of other factors like the availability of labor or relative construction cost. Because we are dependent on the timing and funding of new awards, we are therefore vulnerable to changes in our clients’ markets and investment decisions. As a result, our past results have varied and may continue to vary depending upon the demand for future projects in the markets and the locations in which we operate.
Fluctuations in commodity prices may affect our customers’ investment decisions and therefore subject us to risks of cancellation, delays in existing work, or changes in the timing and funding of new awards.
Commodity prices can affect our customers in a number of ways. For example, for those customers that produce commodity products such as oil, gas, copper, or fertilizers, fluctuations in price can have a direct effect on their profitability and cash flow and, therefore, their willingness to continue to invest or make new capital investments. To the extent commidity prices decline and our customers defer new investments or cancel or delay existing projects, the demand for our services decreases, which may have a material adverse impact on our business, financial condition, and results of operations.
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

Page19

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
We are a party to litigation in the normal course of business. Since we engage in engineering and construction activities for large facilities and projects where design, construction or systems failures can result in substantial injury or damage to employees or others, we are exposed to substantial claims and litigation if there is a failure at any such project. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution, and environmental damage and be brought by our clients or third parties, such as those who use or reside near our clients’ projects. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of our contracts with clients, subcontractors, and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses, and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while clients and subcontractors may agree to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.
We maintain insurance coverage for various aspects of our business and operations. Our insurance programs have varying coverage limits and maximums, and insurance companies may seek to deny claims we might make. In addition, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits, and retentions under these programs. As a result, we may be subject to future liability for which we are only partially insured, or completely uninsured. Our insurers are also subject to business risk and, as a result, one or more of them may be unable to fulfill their insurance obligations due to insolvency or otherwise.
In addition, the nature of our business sometimes results in clients, subcontractors, and vendors presenting claims to us for, among other things, recovery of costs related to certain projects. Similarly, we occasionally present change orders and other claims to our clients, subcontractors, and vendors. If we fail to document properly the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors, and vendors, we could incur cost overruns, reduced profits or, in some cases, a loss for a project. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results. Additionally, irrespective of how well we document the nature of our claims and change orders, the cost to prosecute and defend claims and change orders can be significant.
Litigation and regulatory proceedings are subject to inherent uncertainties and unfavorable rulings can and do occur. Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations, and other liabilities which, to the extent we are not insured against a loss or our insurer fails to provide coverage, could have a material adverse impact on our business, financial condition, and results of operations.
Contracts with the U.S. federal government and other governments and their agencies pose additional risks relating to future funding and compliance.
Contracts with the U.S. federal government and other governments and their agencies, which are a significant source of our revenue and profit, are subject to various uncertainties, restrictions, and regulations including oversight audits by various government authorities as well as cost controls. Government contracts are also exposed to uncertainties associated with funding. Contracts with the U.S. federal government, for example, are subject to the uncertainties of Congressional funding. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated.
As a result, our government clients may reduce the scope or terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. Since government contracts represent a significant percentage of our revenues

Page20

(for example, those with the U.S. federal government represented approximately 22.1% of our total revenue in fiscal 2012), a significant reduction in government funding or the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations. If the U.S. federal government is unable to agree on a budget by the end of 2012 and the terms of the Budget Control Act of 2011 go into effect, it may have a material adverse impact on our business with the U.S. federal government and could potentially cause a more general recession in the U.S.
Most government contracts are awarded through a rigorous competitive process. The U.S. federal government has increasingly relied upon multiple-year contacts with multiple contractors that generally require those contractors to engage in an additional competitive bidding process for each task order issued under a contract. This process may result in us facing significant additional pricing pressure and uncertainty and incurring additional costs. Moreover, we may not be awarded government contracts because of existing policies designed to protect small businesses and under-represented minorities. Our inability to win new contracts or be awarded work under existing contracts could have a negative impact on our business and results of operations.
In addition, government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements, which affects how we transact business with our clients and, in some instances, impose additional costs on our business operations. For example, for contracts with the U.S. federal government, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act, and numerous regulations governing security, environmental protection, and employment practices. Government contracts also contain terms that expose us to heightened levels of risk and potential liability than non-government contracts. This includes, for example, unlimited indemnification obligations.
We also are subject to government audits, investigations, and proceedings. For example, government agencies such as the U.S. Defense Contract Audit Agency routinely review and audit us to determine the adequacy of and our compliance with our internal control systems and policies and whether allowable costs are in accordance with applicable regulations. These audits can result in a determination that a rule or regulation has been violated or that adjustments are necessary to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies.
If we violate a rule or regulation, fail to comply with a contractual or other requirement or do not satisfy an audit, a variety of penalties can be imposed including monetary damages and criminal and civil penalties. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. For example, in so-called "qui tam" actions brought by individuals or the government under the U.S. Federal False Claims Act or under similar state and local laws, treble damages can be awarded. The occurrence of any of these actions could harm our reputation and could have a material adverse impact on our business, financial condition, and results of operations.
Many of our federal government contracts require us to have security clearances, which can be difficult and time consuming to obtain. If our employees are unable to obtain or retain the necessary securities clearances, our clients could terminate or not renew existing contracts or award us new contracts. To the extent this occurs, our operations and results of operations could be negatively impacted.
We bear the risk of cost overruns in fixed-price contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.
For fiscal 2012, approximately 15.0% of our revenues were earned under contracts that were fixed-price in nature. For these contracts, we bear the risk of paying some, if not all, of any cost overruns. Fixed-price contract amounts are established in part on cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or our vendors’ or subcontractors’ inability to perform, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.

Page21

The contracts in our backlog may be adjusted, cancelled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog may not be a good indicator of our future gross margins.
As of the end of fiscal 2012, our backlog totaled approximately $15.9 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. In addition, the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of wide-spread economic slowdowns.
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
The failure by a joint venture partner to comply with applicable laws, regulations or client requirements could negatively impact our business and, for government clients, could result in fines, penalties, suspension or even debarment being imposed on us, which could have material adverse impact on our business, financial condition, and results of operations.
We are dependent on third parties to complete many of our contracts.
Much of the work performed under our contracts is performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. In the current economic environment, third parties may find it difficult to obtain sufficient financing to help fund their operations. The inability to obtain financing could adversely affect a third party’s ability to provide materials, equipment or services which could have a material adverse impact on our business, financial condition, and results of operations. In addition, a failure by a third party subcontractor, supplier or manufacturer to comply with applicable laws, regulations or client requirements could negatively impact our business and, for government clients, could result in fines, penalties, suspension or even debarment being imposed on us, which could have material adverse impact on our business, financial condition, and results of operations.

Page22

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win some contracts.
In line with industry practice, we are often required to provide performance or payment bonds to our customers. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project.
Historically, we have had adequate bonding and letter of credit capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion and the issuance of a letter of credit is based on the Company's credit worthiness. Because of an overall lack of worldwide bonding capacity, we may find it difficult to find sureties who will provide required levels of bonding or such bonding may only be available at significant additional cost. There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new contracts that require such bonding could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
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

Page23

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
A few clients have in the past and may in the future account for a significant portion of our revenue and/or backlog in any one year or over a period of several consecutive years. For example, in fiscal 2012, 2011, and fiscal 2010, approximately 22.1%, 24.4%, and 25.4%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay, or cancel their contracts at any time. Our loss of or a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.
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
For fiscal 2012, approximately 38.0% of our revenues was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. At a minimum, our reported financial condition and results of operations

Page24

are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In addition, our international operations are subject to a variety of risks, including:

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
The lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights. In addition, military action or continued unrest, particularly in the Middle East, could impact the supply or pricing of oil, disrupt our operations in the region and elsewhere. To the extent our international operations are affected by unexpected or adverse economic, political and other conditions, our business, financial condition, and results of operations may be adversely affected.

Foreign exchange risks may affect our ability to realize a profit from certain projects.
While we generally attempt to denominate our contracts in the currencies of our expenditures, we do enter into contracts that expose us to currency risk, particularly to the extent contract revenue is denominated in a currency different than the contract costs. We attempt to minimize our exposure from currency risks by obtaining escalation provisions for projects in inflationary economies or entering into derivative (hedging) instruments, when there is currency risk exposure that is not naturally mitigated via our contracts. These actions, however, may not always eliminate currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. We may also be exposed to limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.

Our business strategy relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.
Our business strategy involves growth through, among other things, the acquisition of other companies. Acquiring companies presents a number of risks, including:

•	Assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition was negotiated;

•	Valuation methodologies may not accurately capture the value of the acquired business;

•	Failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	Difficulties relating to combining previously separate entities into a single, integrated, and efficient business;

•	The effects of diverting management’s attention from day-to-day operations to matters involving the integration of acquired companies;

•	Potentially substantial transaction costs associated with business combinations;

•	Potential impairment resulting from the overpayment for an acquisition;

Page25

•	Difficulties relating to assimilating the personnel, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;

•	Increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities; and

•	Difficulties in applying and integrating our system of internal controls to an acquired business.
While we often obtain indemnification rights from the sellers of acquired businesses, such rights may be difficult to enforce, the losses may exceed any dedicated escrow funds, and the indemnitors may not have ability to financially support the indemnity.
In addition, there is no assurance that we will continue to locate suitable acquisition targets or that we will be able to consummate any such transactions on terms and conditions acceptable to us. The credit markets may make it more difficult and costly to finance acquisitions. Acquisitions may also bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.
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

Page26

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
Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. As of September 28, 2012, we had $2.0 billion of goodwill, representing 29.4% of our total assets of $6.8 billion. We have chosen to perform our annual impairment reviews of goodwill at the end of the third quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.
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

We may be required to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage.

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of September 28, 2012 and September 30, 2011, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $463.7 million and $421.0 million, respectively. See Note 7—Pension Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors. If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 85.0% during fiscal 2012), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition, and results of operations.
We may be affected by market or regulatory responses to climate change.
Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, there is a growing consensus that new and additional regulations may be enacted concerning, among other things, greenhouse gas emissions could result in increased compliance costs for us and our clients. Legislation, international protocols, regulation or other restrictions on emissions could also affect our clients, including those who are involved in the exploration, production or refining of fossil fuels. Such changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on our business, financial condition, and results of operations. However, these changes could also

Page27

increase the pace of projects, such as carbon capture or storage projects, that could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.
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
We rely heavily on computer, information, and communications technology and related systems in order to properly operate our business. From time to time, we experience occasional system interruptions and delays. In the event we are unable to regularly deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be interrupted or result in the loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism, computer viruses, physical or electronic security breaches, intentional or inadvertent user misuse or error, or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects, which could have a material adverse impact on our business, financial condition, protection of intellectual property, and results of operations, as well as those of our clients.
We may not be able to protect our intellectual property or that of our clients.
Our technology and intellectual property provide us, in many instances, with a competitive advantage. Although we protect our property through patent registrations, license restrictions, and similar mechanisms, we may not be able to successfully preserve our rights and they could be invalidated, circumvented, challenged or become obsolete. In addition, the laws of some foreign countries in which we operate do not protect intellectual property rights to the same extent as the U.S. If we are unable to protect and maintain our intellectual property rights or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could be reduced. In addition, our clients or other third parties may also provide us with their technology and intellectual property. There is a risk we may not sufficiently protect our or their information from improper use or dissemination and, as a result, could be subject to claims and litigation and resulting liabilities, loss of contracts or other consequences that could have an adverse impact on our business, financial condition, and results of operations.
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

Page28

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
Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Australia; Austria; Belgium; Canada; Chile; China; Finland; France; Germany; Greece; India; Italy; Mexico; Morocco; The Netherlands; Poland; Puerto Rico; Peru; Republic of Ireland; Saudi Arabia; Singapore; Spain; Sweden; United Arab Emirates; and the United Kingdom. Such space is used for operations (providing technical, professional, and other home office services), sales, and administration. Most of our properties are leased. In addition, we own facilities located in Charleston, South Carolina which serve as our principal manufacturing and fabrication site for our modular construction activities. We also have fabrication facilities located in Canada in Pickering, Ontario and Edmonton and Lamont, Alberta. The total amount of space used by us for all of our operations is approximately 7.6 million square feet.
We also lease smaller, project offices located throughout the U.S., the U.K., and in certain other countries. We also rent most of our construction equipment on a short-term basis.

Item 3.	LEGAL PROCEEDINGS
The information required by this Item 3 is included in Note 11 — Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Jacobs’ common stock is listed on the NYSE and trades under the symbol JEC. We provided to the NYSE, without qualification, the required annual certification of our Chief Executive Officer regarding compliance with the NYSE’s corporate governance listing standards. The following table sets forth the low and high sales prices of a share of our common stock during each of the fiscal quarters presented, based on the NYSE Composite Price History:

	Low Sales Price	High Sales Price
Fiscal 2012:
First quarter	$30.74	$43.10
Second quarter	40.53	48.17
Third quarter	33.61	45.00
Fourth quarter	36.07	43.90
Fiscal 2011:
First quarter	$37.39	$47.97
Second quarter	44.92	55.73
Third quarter	40.53	51.84
Fourth quarter	31.69	43.96
Shareholders
According to the records of our transfer agent, there were 1,330 shareholders of record as of November 15, 2012.

Page29

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

Performance Graph
The following graph and table shows the changes over the past five-year period in the value of $100 invested at the end of fiscal 2007 in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Index, and (3) the Dow Jones Heavy Construction Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

	2007	2008	2009	2010	2011	2012
Jacobs Engineering Group Inc.	100.00	71.86	60.80	51.20	42.72	53.49
S&P 500	100.00	78.02	72.63	80.01	80.93	105.37
Dow Jones US Heavy Construction	100.00	64.03	60.74	57.43	50.23	66.25
Note: The above information was provided by Research Data Group, Inc.

Page30

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. Amounts are presented in thousands, except for per share information and ratios:

	2012 (a)	2011	2010 (b)	2009	2008
Results of Operations:
Revenues	$10,893,778	$10,381,664	$9,915,517	$11,467,376	$11,252,159
Net earnings attributable to Jacobs	378,954	331,029	245,974	399,854	420,742
Financial Position:
Current ratio	2.07 to 1	1.53 to 1	2.23 to 1	2.17 to 1	1.74 to 1
Working capital	$1,865,025	$1,099,308	$1,527,589	$1,522,548	$1,173,237
Current assets	3,612,077	3,157,353	2,767,042	2,818,449	2,750,234
Total assets	6,839,433	6,049,428	4,683,917	4,428,614	4,278,238
Cash	1,032,457	905,633	938,842	1,033,619	604,420
Long-term debt	528,260	2,042	509	737	55,675
Total Jacobs stockholders’ equity	3,722,473	3,312,988	2,859,048	2,625,913	2,245,147
Return on average equity	10.77%	10.73%	8.97%	16.42%	20.58%
Backlog:
Technical professional services	$10,266,500	$9,100,100	$7,588,900	$8,209,300	$8,085,200
Field services	5,643,200	5,189,700	5,613,100	7,010,100	8,611,400
Total	$15,909,700	$14,289,800	$13,202,000	$15,219,400	$16,696,600
Per Share Information:
Basic earnings per share	$2.97	$2.63	$1.98	$3.26	$3.47
Diluted earnings per share	2.94	2.60	1.96	3.21	3.38
Stockholders’ equity	28.65	25.93	22.71	21.14	18.30
Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	128,692	127,235	125,790	124,534	124,357
Common Shares Outstanding at Year End	129,936	127,785	125,909	124,230	122,701

(a)	Includes a one-time, after-tax gain of $4.0 million, or $0.03 per diluted share, related to the sale of the Company's intellectual property for iron ore pelletizing and certain other related assets.

(b)
Includes non-recurring, after-tax charges totaling $60.3 million, or $0.48 per diluted share, relating to the SIVOM Judgment (refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, below, for a description of this matter and its effects on the Company’s fiscal 2010 Consolidated Financial Statements, as well as for a reconciliation to the Company’s fiscal 2010 consolidated results of operations in accordance with U.S. GAAP).

Page31

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
Revenue Accounting for Contracts and Use of Joint Ventures—In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress as of the balance sheet dates. In making such estimates, judgments are required to evaluate the possible effects of variances in schedule; the costs of materials and labor; productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Many of our engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. For contracts containing incentive fee arrangements, fees are frequently based on achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues recognized from the project.
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

Page32

from those that we would carry if we were performing the contract on our own. Under U.S. GAAP, our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our Consolidated Financial Statements.
In evaluating the Company's joint ventures (also referred to as "variable interest entities", or "VIEs") for accounting and consolidation purposes, we perform a qualitative analysis to determine whether or not the Company has a “controlling financial interest” in the VIE. The Company is deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance; and (ii) the right to receive benefits, or obligation to absorb losses, that could potentially be significant to the VIE. In making our qualitative analysis, the Company assesses each VIE to determine those activities that most significantly impact the VIE's economic performance and whether the Company, another entity, or multiple entities have the power to direct those activities.
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
For the Company's unconsolidated joint ventures, we use the equity method of accounting. The Company does not currently participate in any significant VIEs in which it has a controlling financial interest. There were no changes in facts and circumstances in the period that caused the Company to reassess the method of accounting for its VIEs.
Accounting for Stock Issued to Employees and Others— We measure the cost of employee services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. We estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model. Like all option-pricing models, the Black-Scholes models require the use of highly subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause drastically different fair values to be assigned to our stock option awards. For restricted stock units containing service and performance conditions with measures external to the Company, compensation expense is based on the fair value of such units determined using Monte Carlo Simulations. Due to the uncertainties inherent in the use of assumptions and the results of applying Monte Carlo Simulations, the amount of expense recorded in the accompanying consolidated financial statements may not be representative of the effects on our future consolidated financial statements because equity awards tend to vest over several years and additional equity awards may be made in the future.
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
The expected rates of return on plan assets for fiscal 2013 range from 2.4% to 8.5%; this compares to a range of 2.7% to 7.5% for fiscal 2012. We believe the range of rates selected for fiscal 2013 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were changed from a range of 2.6% to 5.9% in fiscal 2011 to a range of 0.6% to 8.4% in fiscal 2012. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.
Changes in the actuarial assumptions often have a material affect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at September 28, 2012 was higher (lower) by 0.5%, the PBO would have been lower (higher) at that date by approximately $100.8 million for non-U.S. plans, and by approximately $24.4 million for U.S. plans. If the expected return on plan assets was higher (lower) by 1.0%, the net periodic pension cost for fiscal 2013 would be lower (higher) by approximately $8.9 million for non-U.S. plans, and by approximately $3.5 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the fairness of the actuarial assumptions used.

Page33

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
In accordance with U.S. GAAP, we record in our Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation, and insurance claims. We include any adjustments to such liabilities in our consolidated results of operations.
In addition, as a contractor providing services to the U.S. federal government and several of its agencies, we are subject to many levels of audits, investigations, and claims by, or on behalf of, the U.S. federal government with respect to contract performance, pricing, costs, cost allocations, and procurement practices. We adjust revenues based upon the amounts we expect to realize considering the effects of any client audits or governmental investigations.
Testing Goodwill for Possible Impairment— The goodwill carried in our Consolidated Balance Sheets is tested annually for possible impairment. In performing the annual impairment test, we evaluate our goodwill at the reporting unit level. We have determined that we have two reporting units, which are based on geography. We refer to these reporting units internally as “Europe” and “Non-Europe”. Each of our reporting units conducts the business activities described elsewhere in this 2012 Form 10-K, which includes providing professional technical services such as design, engineering, and architectural services; construction and/or construction management services; and maintenance and operations services.
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
U.S. GAAP does not prescribe a specific valuation method for estimating the fair value of reporting units. The valuation technique used to estimate the fair value of the reporting units requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others.
For fiscal years 2011 and 2010 , we used a market approach for valuing our reporting units. Under this method, the fair value of our reporting units was estimated by multiplying their respective after-tax earnings for the trailing twelve months by the Company’s overall average market earnings multiple.
The key inputs used in the valuation model were the after-tax earnings of our reporting units and the Company’s market-driven average earnings multiple. The multiples used for fiscal 2011 and 2010 were approximately 18 and 14, respectively.
For fiscal year 2012, we used both an income approach and a market approach to test our goodwill for possible impairment. Such approaches require us to make estimates and judgments. Under the income approach, fair vale is determined by using the discounted cash flows of our reporting units. Under the market approach, the fair value of our reporting units is determined by reference to guideline companies that are reasonably comparable to our reporting units; the fair values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of fair values indicated. The fair values for each reporting unit exceeded the respective book values by over 30%. The key assumptions used to determine the fair value of our reporting units in our testing were:
Income Approach
•Company financial projections for fiscal years 2012 to 2015
•Weighted average cost of capital of 12%
•Residual period growth rate of 3%

Page34

Market Approach
With respect to the market approach, the Company used multiples ranging from 6.2 to 8.0 of EBITDA (generally, earnings before interest, taxes, depreciation, and amortization), and from 7.3 to 9.6 for EBIT (generally, earnings before interest and taxes) for guideline publicly traded companies reasonably comparable to the Company's reporting units applied to the trailing twelve months results of operations for each of our reporting units.
It is possible that changes in market conditions, economy, facts and circumstances, judgments, and assumptions used in estimating the fair value could change, resulting in possible impairment of goodwill in the future. The fair values resulting from the valuation technique used are not necessarily representative of the values we might obtain in a sale of the reporting units to willing third parties.
The Company performs the annual goodwill impairment test for the reporting units in the third quarter of our fiscal year. The Company will test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the fair value of our reporting units substantially exceeded their respective carrying values for fiscal years 2012, 2011 and 2010.
Based on the most recent results of our annual impairment tests, there were no indications of impairment of the goodwill shown in our Consolidated Balance Sheets at either September 28, 2012 or September 30, 2011.

Fiscal 2012 — Overview
The Company’s net earnings increased $47.9 million, or 14.5%, from $331.0 million for fiscal 2011 to $379.0 million for fiscal 2012. Included in net earnings for fiscal 2012 is a one-time, after-tax gain of $4.0 million, or $0.03 per diluted share, related to the sale of the Company's intellectual property for iron ore pelletizing and other related assets ("pelletizing gain"). The sale was completed in the fourth quarter of fiscal 2012. Excluding the pelletizing gain, the Company's net earnings for fiscal 2012 grew 13.3% from the prior year.
Although any fiscal 2012 information that excludes the pelletizing gain is non-U.S. GAAP, we use such information in this MD&A because Management believes such information provides a better point of reference for assessing the Company’s current financial performance and operating trends.
In spite of the difficult economic environment that continued to plague many of the end-markets that we serve, the Company was able to grow net earnings by 13.3% and revenues by 4.9% from the prior year. This growth was facilitated by increased activity across several of the major markets in which our clients operate, including the hydrocarbons business (refining and upstream oil and gas), chemicals and polymers, mining and minerals, and pharmaceuticals and biotechnology. This growth occurred principally within the technical, professional services areas of our business.
Backlog at September 28, 2012 increased $1.62 billion, or 11.3%, to $15.91 billion. Backlog at September 28, 2012 includes new awards from clients operating in the Chemicals and Polymers, Oil & Gas - Upstream, and Mining and Minerals industries and markets.

Page35

Results of Operations
General
Our business focuses exclusively on providing technical professional services and field services to a large number of industrial, commercial, and governmental clients around the world. The services we provide generally fall into four broad categories:

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
The following table sets forth our revenues by type of service for each of the last three fiscal years (in thousands):

	2012	2011	2010
Technical Professional Services revenues:
Project Services	$5,693,419	$5,070,575	$4,224,898
Process, Scientific, and Systems Consulting	772,031	815,561	888,405
Total Technical Professional Services revenues	6,465,450	5,886,136	5,113,303
Field Services revenues:
Construction	3,145,311	3,060,820	3,722,101
Operations and Maintenance (“O&M”)	1,283,017	1,434,708	1,080,113
Total Field Services revenues	4,428,328	4,495,528	4,802,214
	$10,893,778	$10,381,664	$9,915,517

Page36

We focus our services on clients operating in select industry groups and markets. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each of the last three fiscal years (in thousands):

	2012	2011	2010
Refining – Downstream	$2,379,750	$2,256,092	$2,876,059
National Government Programs	2,272,611	2,313,240	2,314,548
Chemicals and Polymers	1,704,723	1,461,125	1,203,373
Infrastructure	1,085,649	1,219,633	938,978
Buildings	843,938	893,528	869,248
Oil & Gas – Upstream	790,546	753,471	559,492
Pharmaceuticals and Biotechnology	576,303	404,687	589,795
Mining & Minerals	550,134	449,194	26,161
Industrial and Other	690,124	630,694	537,863
	$10,893,778	$10,381,664	$9,915,517
We recorded net earnings of $379 million, or $2.94 per diluted share ($375 million, or $2.91 per diluted share excluding the pelletizing gain), for the fiscal year ended September 28, 2012, compared to $331.0 million, or $2.60 per diluted share, for the fiscal year ended September 30, 2011.
Revenues increased $512.1 million, or 4.9%, from $10.38 billion for fiscal 2011 to $10.89 billion for fiscal 2012.
Revenues from clients operating in the Chemicals and Polymers industries increased $243.6 million, or 16.7%, from $1.5 billion for fiscal 2011 to $1.7 billion for fiscal 2012. The effect of shale gas projects and the low price of natural gas had an impact on the chemicals market in fiscal 2012. Because there is now a large source of feedstock available outside refineries which can grow independently of the refining infrastructure, we believe more projects are now economically viable and capital is being deployed to develop these opportunities. Furthermore, our clients are looking at various options to monetize natural gas.
Revenues from clients operating in the Pharmaceutical and Biotechnology markets increased $171.6 million, or 42.4%, from $404.7 million for fiscal 2011 to $576.3 million for fiscal 2012. This increase was due primarily to a number of new and continuing projects, including projects relating to vaccine production facilities. Although we view this market as being steady, we see growth prospects in the areas of biotechnology-based drug development in Europe and North America and for secondary manufacturing expansion in Asia and South America.
Revenues from clients operating in the Refining—Downstream market increased $123.7 million, or 5.5%, from $2.26 billion for fiscal 2011 to $2.38 billion for fiscal 2012. The increase was due primarily to higher business volume principally within the Company's operations in the U.S. and Canada. We believe the level of profits realized by our refinery clients will help drive new capital projects, particularly as refiners assess possible changes in their crude slate and the need to revamp decades-old facilities to meet changing demand and the continuing effects of recent environmental regulations. We believe the Refining - Downstream market will remain strong in fiscal 2013.
Revenues from clients operating in the Mining and Minerals market increased $100.9 million, or 22.5%, from $449.2 million for fiscal 2011 to $550.1 million for fiscal 2012. This increase is due primarily to the inclusion of the revenues of the Aker Entities for all of fiscal 2012, versus only a portion of fiscal 2011. The "Aker Entities" refer to certain businesses that were acquired in separate transactions that were completed in February and April 2011, and which are described in more detail in Note 3—Business Combinations of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K. Although we see opportunities to grow this business in fiscal 2013, our clients in this market have been affected negatively by falling spot prices for iron ore, coking, and thermal coal and weaker commodity prices - albeit these declines have occurred from prices that were generally high from a historical perspective. Further influencing this market is continued European banking instability, the weak U.S. recovery, and a general slowdown in the Chinese economy. Despite this cooling market we believe that we are well positioned to capture additional market share during fiscal 2013, particularly in the area of small-cap projects and maintenance-driven work.
Revenues from clients operating in the Oil and Gas—Upstream market increased $37.1 million, or 4.9%, from $753.5 million for fiscal 2011 to $790.5 million for fiscal 2012. The Canadian oil and gas business continues to improve. The Company anticipates this market to remain strong during fiscal 2013. Projections continue to show a strong oil price forecast

Page37

which should keep the market moving forward. We also anticipate an increase in our field services activities for clients in this market in fiscal 2013.
National Government Programs revenues for fiscal 2012 remained relatively flat compared to fiscal 2011. We believe that uncertainties associated with sequestration (i.e., that mechanism within the Budget Control Act of 2011 that can trigger automatic U.S. government spending cuts in the event the U.S. Congress and the President fail to to agree on a budget by the end of calendar 2012) caused several agencies to slow the release of work in 2012. We believe the impact to the Company, if any, of sequestration, should it occur, will likely begin in late fiscal 2013. Nevertheless, certain recent changes in government contracting in the U.S. have helped to stabilize this area of our business and may continue to help stabilize it in the future. We have seen an increasing volume of work released by U.S. government agencies in the form of multiple award task order contracts ("MATOC"). These types of awards allow the Company to bid on, and participate in, more government sites than large, single-award contracts. We believe our cost profile makes us very competitive for MATOC-type awards.
Revenues from clients operating in the Buildings market decreased $49.6 million, or 5.5%, from $893.5 million for fiscal 2011 to $844.0 million for fiscal 2012. In general, we see a shift in this industry group towards projects for clients in the private sector; driven by a continuing decline in government spending. Growth in the private sector business is coming from mission critical, education, healthcare, aviation, and corporate and commercial programs and projects. We anticipate continued growth in fiscal 2013.
Direct costs of contracts increased $344.6 million, or 3.9%, from $8.82 billion during fiscal 2011 to $9.17 billion during fiscal 2012. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in connection with providing the services required by client projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.
Pass-through costs increased $209.9 million, or 9.9%, from $2.12 billion during fiscal 2011 to $2.33 billion for fiscal 2012. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Field services revenues however, decreased $67.2 million, or 1.5%, from $4.50 billion during fiscal 2011 to $4.43 billion during fiscal 2012. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.
As a percentage of revenues, direct costs of contracts were 84.1% for fiscal 2012, compared to 85.0% for fiscal 2011. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The decrease in the ratio of direct costs of contracts to revenues in fiscal 2011 as compared to last year was due primarily to improved margins for our project services (margins relating to our field services were virtually unchanged).
Selling, general, and administrative ("SG&A") expenses for fiscal 2012 increased by $90.3 million, or 8.7%, to $1.13 billion, compared to $1.04 billion for fiscal 2011. These increases were due primarily to the SG&A expenses attributable to acquired businesses.
Operating profit was $596.1 million for the fiscal year ended September 28, 2012, compared to $518.9 million, for the fiscal year ended September 30, 2011. As a percentage of revenues, operating profit was 5.5% for fiscal 2012, compared to 5.0% in fiscal 2011. Improved margins for our Project Services contributed to this increase.
Interest income during fiscal 2012 increased $1.1 million as compared to the prior year. Contributing to this

Page38

increase was higher average cash balances on deposit in fiscal 2012 as compared to fiscal 2011.
Interest expense for fiscal 2012 increased $2.9 million, as compared to fiscal 2011. Interest expense in both fiscal 2011 and fiscal 2012 was due primarily to the debt incurred in connection with the acquisition of the Aker Entities. The increase is due primarily to the inclusion of interest expense associated with acquisition indebtedness for all of fiscal 2012, versus only a portion of fiscal 2011.
The Company’s consolidated effective income tax rate was 34.1% for fiscal 2012, compared to 35.1% in fiscal 2011. In general, the lower effective tax rate in fiscal 2012 as compared to fiscal 2011 is due to the changing geographical source of our earnings combined with an increase in the utilization of U.S. foreign tax credits. In the normal course of our business, we may engage in numerous transactions for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S. We continually monitor the appropriateness of the rate, and we adjust our income tax expense in the period it is probable that actual results will change.
Fiscal 2011 Compared to Fiscal 2010
The most significant event that affects the comparability of the Company’s consolidated results of operations for fiscal 2011 to fiscal 2010 was the loss recorded last year in connection with the SIVOM Judgment.
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

Page39

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

Page40

Contractual Obligations
The following table sets forth certain information about our contractual obligations as of September 28, 2012 (in thousands):

		Payments Due by Fiscal Period
	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Debt obligations	$528,260	$—	$—	$528,260	$—
Operating leases (a)	871,857	153,328	285,176	168,636	264,717
Obligations under defined benefit pension plans (b)	474,555	63,065	133,799	144,717	132,974
Obligations under nonqualified deferred compensation plans (c)	105,806	6,100	12,941	13,997	72,768
Purchase obligations (d)	1,123,389	1,123,389	—	—	—
Interest (e)	26,201	5,822	11,645	8,734	—
Total	$3,130,068	$1,351,704	$443,561	$864,344	$470,459

(a)
Assumes the Company will make the end of lease term residual value guarantee payment of $38.8 million in 2015 with respect to the lease of an office building in Houston, Texas. Please refer to Note 10—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

(b)
Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2013, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of September 28, 2012. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(c)
Assumes that future payments will be consistent with amounts paid in fiscal 2012, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of September 28, 2012.

(d)	Represents those liabilities estimated to be under firm contractual commitments as of September 28, 2012; primarily accounts payable and accrued payroll.

(e)	Determined based on borrowings outstanding at the end of fiscal 2012 using the interest rates in effect at that time and concluding with the expiration date of the 2012 Facility.
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
The following table summarizes our backlog for each of the last three fiscal years (in millions):

	2012	2011	2010
Technical professional services	$10,266.5	$9,100.1	$7,588.9
Field services	5,643.2	5,189.7	5,613.1
Total	$15,909.7	$14,289.8	$13,202.0
The entire value of contract awards are added to backlog when the contracts are awarded to us. Accordingly, backlog can fluctuate from one reporting period to the next due to the timing of when new contracts are added to backlog and when the contract revenue is recognized in our consolidated financial statements. Many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years). Our backlog at September 28, 2012 increased by$1.6 billion, or 11.3%, to $15.9 billion from $14.3 billion at September 30, 2011. The increase in backlog from September 30, 2011 to September 28, 2012 was due primarily to new awards from clients operating in the Chemicals and Polymers, Oil & Gas—Upstream, and Mining and Minerals industries and markets.

Page41

In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs. There were no significant project cancellations in fiscal 2012.
While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein. Accordingly, backlog is not necessarily a reliable indicator of future revenues.

Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $3.6 billion (or 22.9% of total backlog), $3.6 billion (or 24.9% of total backlog), and $4.3 billion (or 32.6% of total backlog) at September 28, 2012, September 30, 2011, and October 1, 2010, respectively. Most of our federal contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).
Subject to the factors discussed in Item 1A—Risk Factors, above, we estimate that approximately $8.6 billion, or 54.0%, of total backlog at September 28, 2012 will be realized as revenues within the next fiscal year.
Effects of Inflation
The effects of inflation on our business is discussed in Item 1A—Risk Factors, and is incorporated herein by reference.
Liquidity and Capital Resources
At September 28, 2012, our primary sources of liquidity consisted of $1.03 billion of cash and cash equivalents, and $664.6 million of available borrowing capacity under our $1.21 billion unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.
During fiscal 2012, our cash and cash equivalents increased by $126.8 million from $905.6 million at September 30, 2011 to $1.03 billion at September 28, 2012. This compares to a net decrease in cash and cash equivalents of $33.2 million during the corresponding period last year. During fiscal 2012, our operating activities contributed $299.8 million of cash and cash equivalents and the effects of exchange rate changes added another $10.9 million. These increases in cash flows were offset in part by net cash uses of $181.1 million for investing activities and $2.7 million for financing activities.
Operations provided net cash of $299.8 million during fiscal 2012. This compares to net cash inflows of $236.5 million and $223.6 million during fiscal 2011 and 2010, respectively. The $63.3 million increase in cash provided by operations in fiscal 2012 as compared to fiscal 2011 was due primarily to a $55.7 million increase in net earnings attributable to the Group and a $22.9 million favorable change in the Company's working capital accounts, offset in part by a $16.9 million change relating to deferred income taxes.
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
This relationship between revenues and costs, and between receivables and payables is unique to our industry, and facilitates review of our liquidity at the total working capital level. The changes in cash flows relating to our working capital accounts were due simply to the timing of cash receipts and payments within our working capital accounts and is not indicative of any known trend or fundamental change to the underlying business. There were only minor changes within the components of our working capital accounts during fiscal 2012 when compared to fiscal 2011. We still continue to experience delays in certain payments and have seen an increase in the length of payment terms with certain customers. We believe that this situation does not present a significant risk to the Company's cash flows. We believe the risk of not collecting substantially all of the Company's outstanding receivables is remote. Though the Company provides services in a number of countries outside the U.S., we believe our credit risk is not significant. Our private sector customers are comprised principally of large, well

Page42

known, and well established multi-national companies. Our government customers are comprised of national, state, and local agencies located principally in the U.S. and the U.K. We have not historically experienced significant collection issues with either of our governmental or non-governmental customers. Furthermore, our largest government customer in the U.K. provides advance payments to the Company.

We used $181.1 million of cash and cash equivalents for investing activities during fiscal 2012. This compares to $801.8 million and $398.5 million during fiscal 2011 and 2010, respectively. The $620.7 million decrease in cash used for investing activities during fiscal 2012 as compared to fiscal 2011 was due to to a decline in merger and acquisition activity.
Additions to property and equipment totaled $102.6 million, $98.7 million, and $49.1 million for fiscal years 2012, 2011, and 2010, respectively. Included in fiscal 2012 activity are significant expenditures for system software and hardware upgrades (relating principally to the businesses we recently acquired) and leasehold improvements (relating primarily to the consolidation of certain office space in one major market in the U.S., and the expansion of office space in several locations in the U.S. and overseas). Included in the fiscal 2011 activity was a $49.1 million addition to property plant and equipment related to the purchase of an office building we use in our operations and the associated equipment and furniture.
Our financing activities resulted in net cash outflows of $2.7 million during fiscal 2012. This compares to net cash inflows of $556.9 million and $93.1 million during fiscal 2011 and 2010, respectively. The $559.7 million net decrease in cash flows from financing activities during fiscal 2012 as compared to fiscal 2011 was due primarily to the overall higher level of borrowing activity that occurred last year in support of the Company's merger and acquisition activity.
The Company had $1.03 billion of cash and short term equivalents at September 28, 2012. Of this amount, approximately $779.5 million was held in the U.S. and $253.0 million was held outside of the U.S., primarily in Canada, the United Kingdom, the Eurozone, and Australia. Other than the tax cost of repatriating funds held outside the U.S. to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no impediments to repatriating these funds to the U.S.
On March 29, 2012, the Company and certain of its subsidiaries entered into a $1.21 billion unsecured, revolving credit facility (the "2012 Facility") with a syndicate of large, U.S. domestic and international banks and financial institutions. The 2012 Facility replaces and refinances the Company's previous revolving credit facility originally entered into by the Company on December 15, 2005 (the "2005 Facility"). Effective with the closing of the 2012 Facility, all commitments under the 2005 Facility were terminated and were refinanced under the 2012 Facility. The total amount utilized under the 2012 Facility at September 28, 2012 was $540.4 million ($528.3 million in the form of direct borrowings and $12.1 million utilized in the form of letters of credit). The 2012 Facility has a five year maturity. Please refer to Note 6—Borrowings of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional information regarding the 2012 Facility.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $1.03 billion in cash and cash equivalents at September 28, 2012, compared to $905.6 million at September 30, 2011. Our consolidated working capital position at September 28, 2012 was $1.87 billion; an increase of $853.5 million from September 30, 2011. Contributing to this increase in working capital in fiscal 2012 was the refinancing of $566.0 million of short-term debt under the the 2012 Facility.
Additionally, there was $664.6 million of borrowing capacity available at September 28, 2012 under the 2012 Facility. We believe that the remaining capacity, terms and conditions of our revolving credit facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.
The Company had $224.9 million of letters of credit outstanding at September 28, 2012. Of this amount, $12.1 million had been issued under the 2012 Facility and $212.7 million were issued under separate, committed and uncommitted letter-of-credit facilities.
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

Page43

New Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") adopted Accounting Standards Update ("ASU") No. 2012-02—Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends Topic 350 of the FASB's Accounting Standards Codification ("ASC") regarding how entities test indefinite-lived intangible assets other than goodwill for possible impairment. ASU 2012-02 permits entities first to assess qualitative factors to determine whether it is more likely than not that an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test pursuant to ASC Subtopic 350-30. If the entity determines that is is more likely than not that such asset is not impaired based on its qualitative assessment, no further testing is required. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not believe that the adoption of ASU 2012-02 will have a material effect on its consolidated financial statements.
In December 2011, the FASB adopted ASU No. 2011-12—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 amends Topic 220 of the ASC as that Topic was affected by ASU 2011-05. ASU 2011-05 required entities to, among other things, present reclassification adjustments and the effect of such adjustment on the face of the financial statements where net earnings is presented, by component of net earnings, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The effect of ASU 2011-12 is to defer the effective date of certain of the presentation requirements of ASU 2011-05 in order to give the FASB more time to deliberate such requirements. The amendments in ASU 2011-12 are effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that ASU 2012-12 is deferring.
Also in December 2011, the FASB adopted ASU No. 2011-11—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amends Topic 210 of the ASC and requires entities to disclose information about offsetting and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their respective financial positions. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending agreements. Entities are required to apply the provisions of ASU 2011-11 for annual reporting periods beginning on or after January 1, 2013. The Company does not believe that the adoption of ASU 2011-11 will have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08—Intangibles-Goodwill and Other. ASU 2011-08 amends Topic 350 of the ASC and simplifies how entities test goodwill for possible impairment. Under this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Under this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-08 will have a material effect on its consolidated financial statements.
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

Page44

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please refer to the discussion of the Company's 2012 Facility in the liquidity and capital resources discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.
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

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 28, 2012, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date based on the framework established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting as of the Evaluation Date were effective. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which appears later in this Annual Report on Form 10-K.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 28, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page45

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

Page46

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

Page47

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of September 28, 2012:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders (a)	5,756,734	$47.23	4,029,346
Equity compensation plans not approved by shareholders	—	—	—
Total	5,756,734	$47.23	4,029,346
____________________

(a)
The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”), and the Global Employee Stock Purchase Plan (the “GESPP”). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occurs monthly. Our shareholders have authorized a total of 27.8 million shares of common stock to be issued through the 1989 ESPP and the GESPP. From the inception of the 1989 ESPP and the GESPP through September 28, 2012, a total of 24.4 million shares have been issued, leaving 3.4 million shares of common stock available for future issuance at that date.

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

Page48

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

(1)
The Company’s Consolidated Financial Statements at September 28, 2012 and September 30, 2011 and for each of the three years in the period ended September 28, 2012, September 30, 2011 and October 1, 2010 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

(2)
Financial statement schedules – no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)See Exhibits and Index to Exhibits, below.
(b)Exhibits and Index to Exhibits:

2.1
Share Purchase Agreement between Aker Solutions ASA and certain of its subsidiaries and the Registrant and certain of its subsidiaries, dated as of December 21, 2010, for the purchase of certain Aker Solutions businesses. Filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2011 and incorporated herein by reference.

†3.1	Amended and Restated Certificate of Incorporation of the Registrant.

3.2
Jacobs Engineering Group Inc. Amended and Restated Bylaws, dated November 15, 2012. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 19, 2012 and incorporated herein by reference.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 7.04 of Article VII of Exhibit 3.2.

10.1 #
The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers. Filed as Exhibit 10.10 to the Registrant’s fiscal 2011 Annual Report on Form 10-K and incorporated herein by reference.

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

†10.5 #	Jacobs Engineering Group Inc. 1991 Executive Deferral Plan, effective June 1, 1991.

†10.6 #	Jacobs Engineering Group Inc. 1993 Executive Deferral Plan, effective December 1, 1993.

10.7 #
Jacobs Engineering Group Inc. 1995 Executive Deferral Plan, effective January 1, 1995. Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

†10.8 #	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan.

10.9 #
The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated-effective January 22, 2009. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2009 and incorporated herein by reference.

10.10 #	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as Exhibit 10.10 to the Registrant’s fiscal 2011 Annual Report on Form 10-K and incorporated herein by reference.

Page49

10.11 #
Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors. Filed as Exhibit 10.8 to the Registrant’s fiscal 2008 Annual Report on Form 10-K and incorporated herein by reference.

†10.12 #	Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated April 1, 2003.

10.13 #
Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2012 and incorporated herein by reference.

10.14 #
Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the third quarter of fiscal 2012 and incorporated herein by reference.

10.15 #
Form of Jacobs Engineering Group Inc. Non-Qualified Stock Option Agreement. Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on January 29, 2009 and incorporated herein by reference.

10.16 #
Form of Jacobs Engineering Group Inc. Restricted Stock Agreement. Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the second quarter of fiscal 2012 and incorporated herein by reference.

10.17 #	Form of Restricted Stock Unit Award Agreement (Market Stock Units). Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2011 and incorporated herein by reference.

10.18 #
Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2011 and incorporated herein by reference. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the second quarter of fiscal 2012 and incorporated herein by reference.

10.19 #	Form of Restricted Stock Award Agreement. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 26, 2011 and incorporated herein by reference.

10.20 #
Amendment One to Restricted Stock Unit Award Agreement (Market Stock Units) by and between Craig Martin and the Company dated as of October 14, 2011. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 and incorporated herein by reference.

†10.21	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as Amended and Restated

10.22
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

10.23
Credit Agreement dated as of March 29, 2012 among Jacobs Engineering Group Inc. and certain of its subsidiaries )as "borrowers"), and the Bank of America, N.AA. (as "Administrative Agent"); BNP Paribas, and Wells Fargo Bank, N.A. (as Co-Syndication Agents); Union Bank, N.A. (as Documentation Agent); Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Sole Book Manager); and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp, and Wells Fargo Securities, LLC (as Joint Lead Arrangers). Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the second quarter of fiscal 2012 and incorporated herein by reference.

10.24
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

10.25 #
Assignment Letter Agreement dated February 16, 2005 between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 10.17 to the Registrant’s fiscal 2010 Annual Report on Form 10-K and incorporated herein by reference.

Page50

10.26 #
Amendment dated March 24, 2005 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 10.15 to the Registrant’s fiscal 2008 Annual Report on Form 10-K and incorporated herein by reference.

10.27 #
Amendment dated April 23, 2008 to the February 16, 2005 Assignment Letter Agreement between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 10.16 to the Registrant’s fiscal 2008 Annual Report on Form 10-K and incorporated herein by reference.

10.28 #
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

10.30 #
Relocation Agreement dated October 1, 2009 between the Registrant and George A. Kunberger, Executive Vice President. Filed as Exhibit 10.19 to the Registrant’s fiscal 2009 Annual Report on Form 10-K and incorporated by reference.

10.31 #
Jacobs Engineering Group Inc. 2005 Executive Deferral Plan, effective January 1, 2005. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2010 and incorporated herein by reference.

10.32 #
Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2010. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2010 and incorporated herein by reference.

10.33 #
Consulting Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2010. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2010 and incorporated herein by reference.

10.34 #
Amendment No. 1 to Consulting Agreement between the Registrant and Noel G. Watson dated July 1, 2011. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2011 and incorporated herein by reference.

10.35
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

10.39
Form of Guaranty among certain subsidiaries of the Registrant and Royal Bank of Scotland Finance (Ireland), BNP Paribas, Bank of America, N.A., London Branch, and Bank of America, N.A., Australian Branch. Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

Page51

10.40 #
Employment Agreement dated December 23, 2010 between the Registrant and Gary Mandel. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†22.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Being filed herewith.

#	Management contract or compensatory plan or arrangement.

Page52

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.
Dated:	November 20, 2012	By:	/S/ Craig L. Martin
Craig L. Martin
President, Chief Executive Officer, and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Craig L. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2012
Craig L. Martin
/S/ Noel G. Watson	Chairman of the Board	November 20, 2012
Noel G. Watson
/S/ Joseph R. Bronson	Director	November 20, 2012
Joseph R. Bronson
/S/ John F. Coyne	Director	November 20, 2012
John F. Coyne
/S/ Robert C. Davidson, Jr.	Director	November 20, 2012
Robert C. Davidson, Jr.
/S/ Ralph E. Eberhart	Director	November 20, 2012
Ralph E. Eberhart
/S/ Edward V. Fritzky	Director	November 20, 2012
Edward V. Fritzky
/S/ Linda Fayne Levinson	Director	November 20, 2012
Linda Fayne Levinson
/S/ Benjamin F. Montoya	Director	November 20, 2012
Benjamin F. Montoya
/S/ Peter J. Robertson	Director	November 20, 2012
Peter J. Robertson
Director
Christopher M.T. Thompson
/S/ John W. Prosser, Jr.	Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	November 20, 2012
John W. Prosser, Jr.
/S/ Nazim G. Thawerbhoy	Senior Vice President and Controller (Principal Accounting Officer)	November 20, 2012
Nazim G. Thawerbhoy

Page53

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
September 28, 2012

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2012

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
At September 28, 2012 and September 30, 2011

	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,032,457	$905,633
Receivables	2,348,892	2,077,494
Deferred income taxes	142,369	133,418
Prepaid expenses and other current assets	88,359	63,546
Total current assets	3,612,077	3,180,091
Property, Equipment, and Improvements, Net	331,131	284,633
Other Noncurrent Assets:
Goodwill	2,010,340	1,872,768
Miscellaneous	885,885	861,734
Total other noncurrent assets	2,896,225	2,734,502
	$6,839,433	$6,199,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$566,031
Accounts payable	376,694	351,299
Accrued liabilities	1,061,969	937,291
Billings in excess of costs	263,275	276,739
Income taxes payable	45,114	37,166
Total current liabilities	1,747,052	2,168,526
Long-term Debt	528,260	2,042
Other Deferred Liabilities	796,338	705,273
Redeemable Noncontrolling Interest	8,894	—
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—129,935,881 shares and 127,784,884 shares, respectively	129,936	127,785
Additional paid-in capital	953,983	858,460
Retained earnings	2,920,441	2,564,281
Accumulated other comprehensive loss	(281,887)	(237,538)
Total Jacobs stockholders’ equity	3,722,473	3,312,988
Noncontrolling interests	36,416	10,397
Total Group stockholders’ equity	3,758,889	3,323,385
	$6,839,433	$6,199,226
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 28, 2012, September 30, 2011, and October 1, 2010
(In thousands, except per share information)

	2012	2011	2010
Revenues	$10,893,778	$10,381,664	$9,915,517
Costs and Expenses:
Direct costs of contracts	(9,166,789)	(8,822,171)	(8,582,912)
Selling, general and administrative expenses	(1,130,916)	(1,040,575)	(932,522)
Operating Profit	596,073	518,918	400,083
Other (Expense) Income:
Interest income	6,049	4,917	4,791
Interest expense	(11,686)	(8,799)	(9,874)
Gain on sale of intellectual property, net	6,292	—	—
Miscellaneous income (expense), net	(3,392)	1,625	(3,066)
Total other expense, net	(2,737)	(2,257)	(8,149)
Earnings Before Taxes	593,336	516,661	391,934
Income Tax Expense	(202,382)	(181,440)	(145,647)
Net Earnings of the Group	390,954	335,221	246,287
Net Earnings Attributable to Noncontrolling Interests	(12,000)	(4,192)	(313)
Net Earnings Attributable to Jacobs	$378,954	$331,029	$245,974
Net Earnings Per Share:
Basic	$2.97	$2.63	$1.98
Diluted	$2.94	$2.60	$1.96
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Fiscal Years Ended September 28, 2012, September 30, 2011, and October 1, 2010
(In thousands)

	2012	2011	2010
Net Earnings of the Group	$390,954	$335,221	$246,287
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	30,038	(22,524)	(9,338)
Change in pension liability	(100,385)	99,881	(89,091)
Gains (losses) on cash flow hedges	3,567	137	(1,444)
Other Comprehensive Income (Loss) Before Income Taxes	(66,780)	77,494	(99,873)
Income Tax Benefit (Expense):
Foreign currency translation adjustments	(750)	(2,500)	—
Change in pension liability	24,443	(26,707)	25,095
Gains (losses) on cash flow hedges	(1,262)	(84)	552
Total Income Tax Benefit (Expense)	22,431	(29,291)	25,647
Net Other Comprehensive Income (Loss)	(44,349)	48,203	(74,226)
Net Comprehensive Income of the Group	346,605	383,424	172,061
Net Comprehensive Income Attributable to Noncontrolling Interests	(12,000)	(4,192)	(313)
Total Comprehensive Income Attributable to Jacobs	$334,605	$379,232	$171,748
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended September 28, 2012, September 30, 2011, and October 1, 2010
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp- rehensive Income (Loss)	Total Jacobs Stock- holders’ Equity	Non- controlling Interests	Total Group Stock- holders’ Equity
Balances at 10/2/2009	$124,230	$703,860	$2,009,338	$(211,515)	$2,625,913	$5,562	$2,631,475
Net earnings	—	—	245,974	—	245,974	313	246,287
Foreign currency translation adjustments	—	—	—	(9,338)	(9,338)	5	(9,333)
Pension liability, net of deferred tax benefit of $25,095	—	—	—	(63,996)	(63,996)	—	(63,996)
Other, miscellaneous elements of total comprehensive income (loss), net of deferred tax benefit of $552	—	—	—	(892)	(892)	—	(892)
Issuances of equity securities, net	1,802	66,635	—	—	68,437	—	68,437
Repurchases of equity securities	(123)	(2,981)	(3,946)	—	(7,050)	—	(7,050)
Balances at October 1, 2010	125,909	767,514	2,251,366	(285,741)	2,859,048	5,880	2,864,928
Net earnings	—	—	331,029	—	331,029	4,192	335,221
Foreign currency translation adjustments, net of deferred tax expense of $2,500	—	—	—	(25,024)	(25,024)	—	(25,024)
Pension liability, net of deferred tax expense of $26,707	—	—	—	73,174	73,174	—	73,174
Other, miscellaneous elements of total comprehensive income (loss), net of deferred tax expense of $84	—	—	—	53	53	—	53
Noncontrolling interest acquired / consolidated	—	—	—	—	—	4,942	4,942
Distributions to noncontrolling interests	—	—	—	—	—	(4,617)	(4,617)
Issuances of equity securities, net	2,282	96,010	—	—	98,292	—	98,292
Repurchases of equity securities	(406)	(5,064)	(18,114)	—	(23,584)	—	(23,584)
Balances at September 30, 2011	127,785	858,460	2,564,281	(237,538)	3,312,988	10,397	3,323,385
Net earnings	—	—	378,954	—	378,954	12,000	390,954
Foreign currency translation adjustments, net of deferred tax expense of $750	—	—	—	29,288	29,288	—	29,288
Pension liability, net of deferred tax benefit of $24,443	—	—	—	(75,942)	(75,942)	—	(75,942)
Other, miscellaneous elements of total comprehensive income (loss), net of deferred tax expense of $1,262	—	—	—	2,305	2,305	—	2,305
Noncontrolling interest acquired / consolidated	—	—	(3,971)	—	(3,971)	15,528	11,557
Distributions to noncontrolling interests	—	—	—	—	—	(5,376)	(5,376)
Contributions from noncontrolling interests	—	—	—	—	—	3,867	3,867
Issuances of equity securities, net	2,706	106,494	—	—	109,200	—	109,200
Repurchases of equity securities	(555)	(10,971)	(18,823)	—	(30,349)	—	(30,349)
Balances at September 28, 2012	$129,936	$953,983	$2,920,441	$(281,887)	$3,722,473	$36,416	$3,758,889
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 28, 2012, September 30, 2011, and October 1, 2010
(In thousands)

	2012	2011	2010
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$390,954	$335,221	$246,287
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	58,890	57,620	64,447
Intangible assets	41,934	37,750	24,048
Write-off of the SIVOM receivable	—	—	25,894
Purchase accounting gain	—	(3,716)	—
Gain on sale of certain intellectual property	(6,292)	—	—
Stock based compensation	32,442	29,084	24,361
Excess tax benefits from stock based compensation	(3,957)	(6,837)	(2,884)
Equity in earnings of investees, net of dividends	(8,980)	(8,729)	(1,759)
Change in pension plan obligations	(28,351)	(27,150)	2,516
Change in deferred compensation plans	(5,474)	—	—
(Gains) Losses on sales of assets, net	811	(481)	353
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	(227,123)	(234,024)	(3,052)
Prepaid expenses and other current assets	(19,265)	(14,604)	(56)
Accounts payable	10,673	(15,997)	(46,920)
Accrued liabilities	80,806	41,529	(43,328)
Billings in excess of costs	(15,626)	13,304	(42,819)
Income taxes payable	10,015	26,387	(24,733)
Deferred income taxes	(1,036)	15,853	551
Other deferred liabilities	(4,764)	(1,218)	—
Other, net	(5,852)	(7,502)	715
Net cash provided by operating activities	299,805	236,490	223,621
Cash Flows from Investing Activities:
Additions to property and equipment	(102,574)	(98,749)	(49,075)
Disposals of property and equipment	319	3,860	14,379
Purchases of investments	(38)	(193)	(106,733)
Sales of investments	15	4,667	—
Sale of intellectual property	12,726	—	—
Acquisitions of businesses, net of cash acquired	(91,575)	(711,421)	(259,492)
Other, net	—	—	2,435
Net cash used for investing activities	(181,127)	(801,836)	(398,486)

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 28, 2012, September 30, 2011, and October 1, 2010
(In thousands)
Continued

	2012	2011	2010
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	528,673	825,681	—
Repayments of long-term borrowings	(98)	(239,189)	(217)
Proceeds from short-term borrowings	2,586	77,055	105,184
Repayments of short-term borrowings	(579,901)	(159,394)	(47,094)
Proceeds from issuances of common stock	43,568	45,943	36,209
Excess tax benefits from stock based compensation	3,956	6,837	2,884
Distributions to noncontrolling interests	(5,376)	—	—
Contributions from noncontrolling interests	3,868	—	—
Other, net	—	—	(3,852)
Net cash provided by (used for) financing activities	(2,724)	556,933	93,114
Effect of Exchange Rate Changes	10,870	(24,796)	(13,026)
Increase (Decrease) in Cash and Cash Equivalents	126,824	(33,209)	(94,777)
Cash and Cash Equivalents at Beginning of Period	905,633	938,842	1,033,619
Cash and Cash Equivalents at End of Period	$1,032,457	$905,633	$938,842

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Description of Business
We provide a broad range of technical, professional, and construction services including engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and process, scientific, and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia. We provide our services under cost-reimbursable and fixed-price contracts. The percentage of revenues realized from each of these types of contracts for each of the last three fiscal years was as follows:

	2012	2011	2010
Cost-reimbursable	85%	84%	87%
Fixed-price	15%	16%	13%
Basis of Presentation, Definition of Fiscal Year, and Other Matters
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and include the accounts of Jacobs Engineering Group Inc. and its subsidiaries and affiliates which it controls. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the Statement of Cash flows for fiscal 2011 and 2010 have been reclassified to conform to the fiscal 2012 presentation.
The Company’s fiscal year ends on the Friday closest to September 30 (determined on the basis of the number of workdays) and, accordingly, an additional week of activity is added every five-to-six years.
During fiscal 2012, and within the measurement period prescribed by U.S. GAAP, we completed the purchase price allocations of two business combinations completed last year. Accordingly, the Consolidated Balance Sheet at September 30, 2011 has been revised to include the significant effects of the final purchase price allocations (see Note 3—Business Combinations).
Please refer to Note 16—Definitions for the definitions of certain terms used in the accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements.
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
The following table sets forth pass-through costs included in revenues for each of the last three fiscal years 2012, 2011, and 2010 (in millions):

2012	2011	2010
$2,328.4	$2,118.5	$2,723.3
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
Certain of our joint ventures meet the definition of a VIE. In evaluating our VIEs for possible consolidation, we perform a qualitative analysis to determine whether or not we have a “controlling financial interest” in the VIE as defined by U.S. GAAP. We consolidate only those VIEs over which we have a controlling financial interest.
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
Fair Value Measurements
The net carrying amounts of cash and cash equivalents, trade receivables and payables, and notes payable approximate Fair Value due to the short-term nature of these instruments. Similarly, we believe the carrying value of long-term debt also approximates Fair Value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. Certain other assets and liabilities, such as forward contracts and an interest rate swap agreement we purchased as cash-flow hedges discussed in Note 10 -Commitments and Contingencies, and Derivative Financial Instruments are required to be carried in our Consolidated Financial Statements at Fair Value.
The Fair Value of the Company’s reporting units (needed for purposes of determining whether there is an indication of possible impairment of the carrying value of goodwill) was determined in fiscal years 2010 and 2011 using a market approach that multiplies the after-tax earnings of each reporting unit for the trailing twelve months by the Company’s overall average market earnings multiple. For fiscal year 2012, we used both an income approach and a market approach to test our goodwill for possible impairment. Such approaches require us to make estimates and judgments. Under the income approach, Fair Vale is determined by using the discounted cash flows of our reporting units. Under the market approach, the Fair Value of our reporting units is determined by reference to guideline companies that are reasonably comparable to our reporting units; the Fair Values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of Fair Values indicated. The range of value (both end of the range) for each reporting unit, exceeded the respective book values by more than 30%.
With respect to share-based payments, we estimate the Fair Value of stock options granted to employees and directors using the Black-Scholes option-pricing model. Like all option-pricing models, the Black-Scholes model requires the use of highly subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause drastically different Fair Values to be assigned to our stock option awards. For restricted stock units containing service and performance conditions with measures external to the Company, compensation expense is based on the Fair Value of such units using a Monte Carlo simulation. Due to the uncertainties inherent in the use of assumptions and the results of applying Monte Carlo simulations, the amount of expense recorded in the accompanying consolidated financial statements may not be representative of the effects on our future consolidated financial statements because equity awards tend to vest over several years and additional equity awards may be made in the future.
The Fair Values of the assets owned by the various pension plans that the Company sponsors are determined based on the type of asset, consistent with U.S. GAAP. Equity securities are valued by using market observable data such as quoted prices. Publicly traded corporate equity securities are valued at the last reported sale price on the last business day of the year of the plans. Securities not traded on the last business day are valued at the last reported bid price. Debt securities are valued at the last reported sale price on the last business day applicable. Real estate consists primarily of common or collective trusts, with underlying investments in real estate. They are valued using the best information available, including quoted market prices or market prices for similar assets when available or internal cash flow estimates discounted at an appropriate interest rate or independent appraisals, as appropriate. Insurance contracts, investments in infrastructure/raw goods, and hedge funds are valued using actuarial assumptions and values reported by the fund managers.

The methodologies described above and elsewhere in these Notes to Consolidated Financial Statements may produce a Fair Value measure that may not be indicative of net realizable value or reflective of future Fair Values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the Fair Value of certain financial instruments could result in a different Fair Value measurement.
Cash Equivalents
We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 28, 2012 and September 30, 2011 consisted primarily of money market mutual funds and overnight bank deposits.
Receivables and Billings in Excess of Costs
“Receivables” include billed receivables, unbilled receivables, and retentions receivable. Billed receivables represent amounts invoiced to clients in accordance with the terms of our client contracts. They are recorded in our financial statements when they are issued. Unbilled receivables and retentions receivable represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next fiscal year.
Certain contracts allow us to issue invoices to clients in advance of providing services. “Billings in excess of costs” represent billings to, and cash collected from, clients in advance of work performed. We anticipate that substantially all such amounts will be earned over the next twelve months.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the Fair Value of the net tangible and intangible assets acquired. Goodwill and the cost of intangible assets with indefinite lives are not amortized; instead, we test goodwill for possible impairment. We conduct such tests annually (or more frequently if events occur or circumstances change that would more likely than not reduce the Fair Values of our reporting units below their respective carrying values). The first step in the test is to compare the implied Fair Value of each of the Company’s reporting units to their respective carrying amounts, including goodwill. In the event that the carrying value of a reporting unit exceeds its Fair Value, a second test is performed to measure the amount of the impairment loss, if any. In performing the annual impairment test, the Company evaluates goodwill at the reporting unit level. We have determined that our operating segment is comprised of two reporting units based on geography. Based on the results of these tests, we have determined that the Fair Value of our reporting units substantially exceeded their respective carrying values for fiscal years 2012, 2011, and 2010.

The following table provides certain information related to the Company’s acquired intangible assets for each of the fiscal years presented (in thousands):

	Customer Relationships, Contracts, and Backlog	Developed Technology	Trade Names	Other	Total
Balances, October 2, 2009	$53,675	$—	$1,508	$2,276	$57,459
Acquisitions	50,600	—	2,400	1,100	54,100
Amortization	(8,619)	—	(1,851)	(736)	(11,206)
Foreign currency translation	(178)	—	(5)	(125)	(308)
Balances, October 1, 2010	95,478	—	2,052	2,515	100,045
Acquisitions	155,512	23,000	2,744	2,542	183,798
Amortization	(21,239)	(1,023)	(1,214)	(1,225)	(24,701)
Foreign currency translation	(13)	—	(109)	(14)	(136)
Balances, September 30, 2011	229,738	21,977	3,473	3,818	259,006
Acquisitions	13,010	—	1,200	410	14,620
Amortization	(24,406)	(1,533)	(1,430)	(1,597)	(28,966)
Foreign currency translation	(613)	—	(161)	(124)	(898)
Balances, September 28, 2012	$217,729	$20,444	$3,082	$2,507	$243,762
Weighted average amortization period	11.2	14	12.9	6.5	11.4
The above table excludes the values assigned to those intangible assets embedded in the Company’s investment in AWE Management Ltd. (“AWE”). Those amounts are included in the carrying value of the Company’s investment in AWE. The amount of amortization expense we estimate we will record during each of the next five fiscal years relating to intangible assets existing at September 28, 2012 including those associated with AWE is: fiscal 2013 - $40.5 million; fiscal 2014 - $27.2 million; fiscal 2015 - $24.6 million; fiscal 2016 - $24.2 million; and fiscal 2017 - $24.1 million.
The change in goodwill during the period relates primarily to businesses acquired during fiscal 2012.
Foreign Currencies
In preparing our consolidated financial statements, it is necessary to translate the financial statements of our subsidiaries operating outside the United States ("U.S."), which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In accordance with U.S. GAAP, revenues and expenses of operations outside the U.S. are translated into U.S. dollars using weighted-average exchange rates for the applicable period(s) being translated while the assets and liabilities of operations outside the U.S. are generally translated into U.S. dollars using period-end exchange rates. The net effect of foreign currency translation adjustments is included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.
Share-Based Payments
We measure the value of services received from employees and directors in exchange for an award of an equity instrument based on the grant-date Fair Value of the award. The computed value is recognized as a non-cash cost on a straight-

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

line basis over the period the individual provides services, which is typically the vesting period of the award with the exception of awards containing an internal performance measure which is recognized on a straight-line basis over the vesting period subject to the probability of meeting the performance requirements. The cost of these awards is recorded in selling, general and administrative expense in the Company's Consolidated Financial Statements.

The following table presents our stock-based compensation expense for the various types of awards made by the Company for each of the fiscal years presented (in thousands):

Award Type	2012	2011	2010
Restricted Stock and Restricted Stock Units (excluding Performance Awards)	$11,021	$10,710	$7,900
Stock Options	14,067	16,468	16,461
Performance Awards	7,354	1,906	0
Total Expense	$32,442	$29,084	$24,361
The Company has two incentive plans whereby eligible employees and directors of Jacobs may be granted stock options, restricted stock, and/or restricted stock units.

Stock Options—The majority of stock options granted during the year are awarded on the same date (although the date is different for employees and directors). The following table presents the assumptions used in the Black-Scholes option-pricing model during each of the last three fiscal years for awards made to employees and directors:

	Awards Made to Employees			Awards Made to Directors
	2012	2011	2010	2012	2011	2010
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	43.28%	41.54%	43.12%	41.42%	41.97%	40.78%
Risk-free interest rate	0.95%	2.00%	2.54	1.11%	2.40%	2.85
Expected term of options (in years)	5.82	5.82	6.14	5.82	5.82	6.29
Performance Awards— During fiscal year 2011, the Company granted restricted stock units containing service and performance conditions. The number of restricted stock units in which the employee may ultimately vest is determined using a stock performance multiplier (“SPM”). The SPM is the quotient obtained by dividing the 60 calendar day average market price of our common stock ending on the vesting date (“Ending Average Stock Price”) by the 60 calendar day average market price of our common stock ending on the grant date (“Beginning Average Stock Price”). The maximum SPM is 2 and will be zero if the Ending Average Market Price of our common stock is less than 50% of the Beginning Average Market Price. The number of restricted stock units earned is equal to the target restricted stock units awarded to an employee multiplied by the SPM.
The Company's chief executive officer's restricted stock units are further subject to an additional Total Shareholder Return ("TSR") condition. Specifically, in order to receive full payout of whatever restricted stock unit award was otherwise earned at the end of the three-year performance period, the Company's TSR compared to its peers must be no less than at the 50th percentile. If performance is at the 25th percentile, 50% of the otherwise payable award is paid. No award is payable if TSR is below the 25th percentile. If performance is between the 25th and 50th percentile, the amount of the otherwise payable award is increased from 50% to 100% of the full award on a linear basis.
The majority of restricted stock units with performance conditions granted during the year are awarded on the same date. The following table presents the assumptions used to value the restricted stock units with service and performance conditions:

2011
Dividend yield	0%
Expected volatility	46.67%
Risk-free interest rate	0.83%
Expected term (in years)	3

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2012, the Company granted restricted stock units containing service and performance conditions. The restricted stock unit award is split equally between an Earned Relative TSR Restricted Stock Units and an Earned Net Earnings Growth Restricted Stock Units.
The number of Earned Relative TSR Restricted Stock Units in which the employee may ultimately vest shall be equal to 50% of the grant multiplied by the TSR Performance Multiplier. The TSR Performance Multiplier will be determined by comparing the Company's total stockholder return to the total stockholder return of each of the companies in a specified industry peer group over the three-year period immediately following the award date. For purposes of computing total stockholder return, the beginning stock price will be the average closing stock price over the 30 calendar day period ending on the award date, and the ending stock price will be the average closing price over the 30 calendar day period ending on the last day of the performance period. Any dividend payments made over the performance period will be deemed re-invested on the ex-dividend data in additional shares of the related Company.
The following table presents the basis on which the Earned Relative TSR Restricted Stock Units are determined:

Company TSR Percentile Rank	TSR Performance Multiplier
Below 30th percentile	—%
30th percentile	50%
50th percentile	100%
70th percentile or above	150%

If the Company's total stockholder return over the Performance Period falls between any of the brackets described above, the TSR Performance Multiplier will be determined using straight line interpolation based on the actual percentile ranking.
The following table presents the assumptions used to value the Earned Relative TSR Restricted Stock Units are determined:

2012
Dividend yield	0%
Expected volatility	36.30%
Risk-free interest rate	0.42%
Expected term (in years)	3
The number of Earned Net Earnings Growth Restricted Stock Units in which an employee may ultimately vest shall be equal to the sum of the following: (1) An amount, not less than zero, equal to one-third of the Target Restricted Stock Units multiplied by 50% multiplied by the Net Earnings Growth Performance Multiplier (or, "NEGPM", as defined) determined based upon the growth in the Company's Net Earnings (as defined) over the period from April 1, 2012 to March 31, 2013; plus, (2) an amount, not less than zero, equal to (A) two-thirds of the Target Restricted Stock Units multiplied by 50% multiplied by the NEGPM determined based upon the average growth in the Company's Net Earnings over the period from April 1, 2012 to March 31, 2014, minus (B) the amount determined pursuant to (1) above; plus, (3) an amount, not less than zero, equal to (A) the Target Restricted Stock Units multiplied by 50% multiplied by the NEGPM determined based upon the average growth in the Company's Net Earnings over the period from April 1, 2012 to March 31, 2015, minus (B) the amount determined pursuant to (1) and (2) above.
If the Company's average growth in Net Earnings over the applicable fiscal years during the Performance Period is between 5% and 10%, 10% and 15%, or 15% and 20%, the Net Earnings Growth Performance Multiplier will be determined using straight line interpolation based on the actual average growth in the Company's consolidated net earnings.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the basis on which the Earned Net Earnings Growth Restricted Stock Units are determined:

Average Net Earnings Growth	Net Earnings Growth Performance Multiplier
Less than 5%	—%
5%	50%
10%	100%
15%	150%
20%	200%
Unless stated otherwise, all other awards our valued based on the closing price of the Company's commons stock as reported int the NYSE Composite Price History on their respective grant date.
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
Earlier in these Notes to Consolidated Financial Statements, we discussed three significant accounting policies that rely on the application of estimates and assumptions: revenue recognition for long-term construction contracts; the process for testing goodwill for possible impairment; and the accounting for share-based payments to employees and directors. The following is a discussion of certain other significant accounting policies that rely on the use of estimates:
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
Accounting for Income Taxes— We determine our consolidated income tax provision using the asset and liability method prescribed by U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Such deferred tax assets and liabilities are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. If and when we determine that a deferred tax asset will not be realized for its full amount, we will recognize and record a valuation allowance with a corresponding charge to earnings. Judgment is required in determining our worldwide provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual Guarantees, Litigation, Investigations, and Insurance— In the normal course of business, we are subject to certain contractual guarantees and litigation. We record in the Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation, and insurance claims. We perform an analysis to determine the level of reserves to establish for both insurance-related claims that are known and have been asserted against us as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our Consolidated Statements of Earnings. In addition, as a contractor providing services to various agencies of the U.S. federal government, we are subject to many levels of audits, investigations, and claims by, or on behalf of, the U.S. federal government with respect to contract performance, pricing, costs, cost allocations, and procurement practices. We adjust revenues based upon the amounts we expect to realize considering the effects of any client audits or governmental investigations.
Accounting for Business Combinations— U.S. GAAP requires that the purchase price paid for business combinations accounted for using the acquisition method be allocated to the assets and liabilities acquired based on their respective Fair Values. Determining the Fair Value of contract assets and liabilities acquired often requires estimates and judgments regarding, among other things, the estimated cost to complete such contracts. The Company must also make certain estimates and judgments relating to other assets and liabilities acquired as well as any identifiable intangible assets acquired.
New Accounting Pronouncements
In July 2012, the FASB adopted ASU No. 2012-02—Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends Topic 350 of the FASB's ASC regarding how entities test indefinite-lived intangible assets other than goodwill for possible impairment. ASU 2012-02 permits entities first to assess qualitative factors to determine whether it is more likely than not that an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test pursuant to ASC Subtopic 350-30. If the entity determines that is is more likely than not that such asset is not impaired based on its qualitative assessment, no further testing is required. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not believe that the adoption of ASU 2012-02 will have a material effect on its consolidated financial statements.
In December 2011, the FASB adopted ASU No. 2011-12—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 amends Topic 220 of the ASC as that Topic was affected by ASU 2011-05. ASU 2011-05 required entities to, among other things, present reclassification adjustments and the effect of such adjustment on the face of the financial statements where net earnings is presented, by component of net earnings, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The effect of ASU 2011-12 is to defer the effective date of certain of the presentation requirements of ASU 2011-05 in order to give the FASB more time to deliberate such requirements. The amendments in ASU 2011-12 are effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that ASU 2012-12 is deferring.
Also in December 2011, the FASB adopted ASU No. 2011-11—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amends Topic 210 of the ASC and requires entities to disclose information about offsetting and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their respective financial positions. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending agreements. Entities are required to apply the provisions of ASU 2011-11 for annual reporting periods beginning on or after January 1, 2013. The Company does not believe that the adoption of ASU 2011-11 will have a material effect on its consolidated financial statements.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not believe that the adoption of ASU 2011-08 will have a material effect on its consolidated financial statements.
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

3. Business Combinations
Fiscal 2012 Acquisitions
In August 2012, we acquired a consulting project management business based in Sydney, Australia. The acquisition is an important step in our strategy to expand our geographic presence and grow our infrastructure business in Australia.
In July 2012, we acquired a majority ownership of DM Petroleum Operations Company ("DMP") headquartered in New Orleans, Louisiana. DMP manages and operates the Strategic Petroleum Reserve ("SPR") under contract to the U.S. Department of Energy. The SPR is the world's largest reserve of emergency crude oil, and DMP has been the SPR Management and Operating contractor since 1993. DMP builds on our locally-based petroleum operations and maintenance expertise.
In December 2011, we acquired Unique World Pty Ltd., headquartered in Sydney, Australia. Unique World is a leading information management and knowledge management consultancy specializing in enabling technologies such as collaboration, business process automation, business intelligence, intranets, and portals. Unique World expands the Company's capabilities in Australia to include such IT services, as well as expanding the client base to which we can offer these services.
In November 2011, we acquired KlingStubbins, Inc., a 500-person firm headquartered in Philadelphia, Pennsylvania, with offices located throughout the U.S. and in China. KlingStubbins provides professional services in the areas of architecture, engineering, interiors, planning, and landscape architecture. The markets served by KlingStubbins include corporate / commercial, governmental, science and technology, higher education, mission critical, and interiors.
The results of operations of these acquired businesses have been included in the Company's consolidated results of operations commencing with the dates control of the acquired businesses was obtained. The above acquisitions were not material to the Company’s consolidated financial statements at September 28, 2012 and for the year then ended. The Company continues to assess the fair values of the assets and liabilities acquired, and will complete the allocation within the measurement period prescribed by U.S. GAAP.
The Aker Solutions ASA Transactions
During the second quarter of fiscal 2011, we acquired certain operations within the process and construction business of Aker Solutions ASA, and in April 2011 we completed the acquisition of Aker Projects (Shanghai) Company Limited (together, the "Aker Entities"). The acquisition of the Aker Entities is described in more detail on pages 6 and F-16 of our 2011 Form 10-K. Consistent with most other business combinations we have completed, we began integrating the Aker Entities into our existing operations shortly after the businesses were acquired. Accordingly, it is not practicable to provide complete financial information for fiscal 2012 on a stand-alone basis for the Aker Entities.
The purchase price consisted of $675 million plus approximately $234.6 million representing the value of certain transactions specified in the share purchase agreement (“SPA”) and a preliminary estimate of net cash and working capital acquired. Prior to the acquisition of the Aker Entities, the seller completed certain transactions that could have affected the amounts of net cash and net working capital of the operations acquired. The parties therefore negotiated into the SPA a "net cash and working capital adjustment" by which the net cash and working capital of the acquired operations were compared to target amounts specified in the SPA and which, after considering bands within which no settlement would be required, may cause one party to pay cash to the other. The final adjustment amount was determined in accordance with the terms of the SPA in the fourth quarter of fiscal 2011 and no payment was made by either party.
During the second quarter of fiscal 2012, the Company completed the purchase price allocation of the Aker Entities.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded a number of Fair Value adjustments affecting, among other things, the estimated liabilities related to certain projects; the final, estimated liabilities relating to acquired professional liability exposures; and other adjustments to the working capital of the balance sheets of the acquired businesses, the total of which fell within the purchase price adjustment band described in the preceding paragraph.
The following table presents the final allocation of the purchase price to the net assets acquired, excluding intangibles and goodwill (in thousands):

Assets:
Cash and cash equivalents	$329,689
Receivables and other current assets	163,214
Property and equipment, and other assets	115,688
Total assets	608,591
Liabilities:
Current liabilities	292,003
Long-term liabilities	22,534
Total liabilities	314,537
Net assets acquired	$294,054

The following table presents the values assigned to the identifiable intangible assets acquired in the Aker Entities transactions (in thousands):

Customer relationships / backlog	$136,000
Technology	23,000
Total	$159,000
The carrying values of intangible assets subject to amortization are included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheet at September 28, 2012, and are being amortized over lives that range from 1 year to 15 years (the weighted average life for all intangibles is 12.8 years).
The amount of goodwill created as a result of the Aker Entities transactions is summarized as follows (in thousands):

Purchase price	$910,000
Amount assigned to net assets acquired	(294,054)
Amount assigned to identifiable intangible assets	(159,000)
Deferred taxes related to intangible assets	55,000
Goodwill recognized	$511,946
Some of the factors contributing to a purchase price that resulted in the recognition of goodwill include: (i) access to a large, highly-trained and stable workforce; (ii) the opportunity to expand our client base in the U.S., the United Kingdom, Canada, Australia, and China; (iii) the opportunity to enter new geographic markets in South America; (iv) the opportunity to expand our presence in the mining and minerals market; and (v) the opportunity of achieving operating synergies.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Matters
We do not expect a material amount of the goodwill recognized during fiscal 2012 and fiscal 2011 to be deductible for income tax purposes.
Included in selling, general and administrative expense for fiscal 2012 and fiscal 2011 is $5.8 million and $15.2 million, respectively of acquisition-related costs pertaining to our acquisition activities.
The Company has retrospectively adjusted certain fiscal 2011 comparative financial information for significant purchase accounting adjustments identified during the respective measurement periods of the related acquisitions. During fiscal 2012, the Company recorded adjustments increasing the Fair Values of accrued liabilities by $100.1 million, income taxes payable by $10.4 million, and other deferred liabilities by $39.3 million. These amounts were offset by an increase in goodwill of $127.1 million and $22.7 million in deferred income tax assets. These purchase price adjustments related primarily to income tax exposures and project exposures. The basis for valuing the liabilities recorded for the income tax exposure was assessments received from taxing authorities, and the basis for valuing the projected-related liabilities was management's best estimate of the costs to complete the associated projects in excess of the respective contract values.

4. Stock Purchase and Stock Option Plans
Broad-Based, Employee Stock Purchase Plans
The 1989 ESPP and the GESPP are employee stock purchase plans under which employees are granted the right to purchase shares of the common stock of Jacobs at a discount that is limited to 5% of the per-share market value on the day shares are sold to employees.
The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP during each of the last three fiscal years:

	2012	2011	2010
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$32,236,660	$31,887,660	$30,042,431
Under the GESPP	2,944,987	2,894,302	2,850,202
Total	$35,181,647	$34,781,962	$32,892,633
Aggregate Number of Shares Sold:
Under the 1989 ESPP	853,819	771,818	802,508
Under the GESPP	76,360	69,386	74,848
Total	930,179	841,204	877,356
At September 28, 2012, there were 3,056,696 shares reserved for issuance under the 1989 ESPP, and there were 337,031 shares reserved for issuance under the GESPP.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Incentive Plans
We also sponsor the 1999 SIP and the 1999 ODSP. The 1999 SIP provides for the issuance of incentive stock options, nonqualified stock options, restricted stock, and restricted stock units to employees. The 1999 ODSP provides for awards of shares of common stock, restricted stock, and restricted stock units, and grants of nonqualified stock options to our outside (i.e., nonemployee) directors. The 1999 SIP and the 1999 ODSP (together, the “1999 Plans”) replaced the1981 Plan. The following table sets forth certain information about the 1999 Plans:

	1999 SIP	1999 ODSP	Total
Number of shares authorized	18,700,000	800,000	19,500,000
Number of remaining shares reserved for issuance at September 28, 2012	5,952,853	439,500	6,392,353
Number of shares relating to outstanding stock options at September 28, 2012	5,505,859	250,875	5,756,734
Number of shares available for future awards:
At September 28, 2012	446,994	188,625	635,619
At September 30, 2011	2,050,107	200,625	2,250,732
The number of shares of common stock that may be awarded under the 1999 SIP in the form of restricted stock is limited to 4,870,000 shares, and shares of restricted stock that are subsequently forfeited become available again for issuance as restricted stock. At September 28, 2012, there were a total of 446,994 shares of common stock that remained available for issuance in the form of restricted stock under the 1999 SIP.
The following table presents the Fair Value of shares (of restricted stock and restricted stock units) vested during each of the last three fiscal years (in thousands):

2012	2011	2010
$7,955	$4,848	$4,188
The following table presents the Company’s total pre-tax compensation cost relating to share-based payments included in the accompanying Consolidated Statements of Earnings (in thousands):

2012	2011	2010
$32,442	$29,084	$24,361

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity under the 1999 Plans and the 1981 Plan for each of the last three fiscal years:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at October 2, 2009	7,031,017	$37.43
Granted	975,000	$43.79
Exercised	(447,200)	$15.90
Cancelled or expired	(148,237)	$60.39
Outstanding at October 1, 2010	7,410,580	$39.10
Granted	433,600	$46.04
Exercised	(1,363,005)	$21.37
Cancelled or expired	(19,665)	$47.81
Outstanding at September 30, 2011	6,461,510	$43.28
Granted	658,700	$37.45
Exercised	(1,281,449)	$22.54
Cancelled or expired	(82,027)	$43.92
Outstanding at September 29, 2012	5,756,734	$47.23

Stock options outstanding at September 28, 2012 consisted entirely of nonqualified stock options. The following table presents the total intrinsic value of stock options exercised during each of the last three fiscal years (in thousands):

2012	2011	2010
26,196	34,665	11,764
The total intrinsic value of stock options exercisable at September 28, 2012 was approximately $11.0 million. The following table presents certain other information regarding our stock incentive plans:

	2012	2011	2010
At fiscal year end:
Range of exercise prices for options outstanding	$18.49–$94.11	$13.29–$94.11	$10.79-$94.11
Number of options exercisable	4,219,557	4,822,297	5,441,883
For the fiscal year:
Range of prices relating to options exercised	$13.29–$37.73	$10.785–$41.18	$7.03–$37.35
Estimated weighted average Fair Values of options granted	$15.55	$19.43	$19.33

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information regarding stock options outstanding, and stock options exercisable at September 28, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$18.49 - $18.49	12,000	0.42	18.49	12,000	18.49
$19.96 - $26.795	472,085	0.94	20.96	472,085	20.96
$32.51 - $37.35	1,027,550	5.83	37.15	448,800	37.33
$37.43 - $46.86	2,686,175	4.94	42.81	1,909,068	42.84
$47.11 - $55.04	373,550	7.80	48.39	192,230	48.28
$56.95 - $57.81	515,375	1.73	56.97	515,375	56.97
$76.15 - $83.61	79,375	3.24	81.34	79,375	81.34
$88.19 - $94.11	590,624	2.58	92.57	590,624	92.57
	5,756,734	4.39	47.23	4,219,557	49.40
Our stock incentive plans allow participants to satisfy the exercise price of stock options by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity.
At September 28, 2012, the amount of compensation cost relating to nonvested awards not yet recognized in the financial statements is approximately $91.0 million. The majority of the unrecognized compensation costs will be recognized by the third quarter of fiscal 2014. The weighted average remaining contractual term of options currently exercisable is 2.9 years.
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 Plans during each of the last three fiscal years:

	2012	2011	2010
Restricted stock issued	497,100	226,850	525,600
Restricted stock units issued (service condition)	124,450	12,100	9,000
Restricted stock units issued (service and performance conditions at target)	525,000	291,700	—
The amount of restricted stock units issued for awards with performance conditions in the above table is based on the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions described in Note 2 – Significant Accounting Policies.
The restrictions attached to restricted stock and restricted stock units generally relate to the recipient’s ability to sell or otherwise transfer the stock or stock units. There are also restrictions that subject the stock and stock units to forfeiture back to the Company until earned by the recipient through continued employment or service. At September 28, 2012, there were 1,437,830 shares of restricted stock; 152,840 shares of restricted stock units (service condition) and 794,700 shares of restricted stock units (service and performance conditions) outstanding under the 1999 Plans.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Earnings Per Share
The following table (i) reconciles the denominator used to compute Basic EPS to the denominator used to compute Diluted EPS for each of the last three fiscal years, and (ii) discloses the number of antidilutive stock options and restricted stock outstanding at the end of each of the fiscal years indicated (in thousands):

	2012	2011	2010
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	127,644	125,686	124,134
Effect of stock options and restricted stock	1,048	1,549	1,656
Denominator used to compute diluted EPS	128,692	127,235	125,790
Antidilutive stock options and restricted stock	5,093	4,507	3,814

6. Borrowings
Short-Term Credit Arrangements
The Company maintains both committed and uncommitted credit arrangements with several banks providing for short-term borrowing capacity and overdraft protection. There were no amounts outstanding under these short-term credit facilities at September 28, 2012, and there was $2.2 million outstanding under these facilities at an interest rate of 6.0% at September 30, 2011.
Long-term Debt and Credit Arrangements
The following table presents certain information regarding the Company’s various long-term debt and credit facilities at September 28, 2012 and September 30, 2011 (dollars in thousands):

	2012		2011
	Principal Balance Outstanding	Range of Interest Rates	Principal Balance Outstanding	Range of Interest Rates
$1.21 Billion revolving credit facility	$528,260	0.95 – 1.41%	$—	—
$290.0 Million revolving credit facility	$—	—%	$171,788	0.96 – 1.57%
Bilateral loan agreements	$—	—%	$392,059	1.0 – 2.15%
On March 29, 2012, the Company and certain of its subsidiaries entered into a $1.21 billion unsecured, revolving credit facility (the "2012 Facility") with a syndicate of large, U.S. and international banks and financial institutions. The 2012 Facility replaces and refinances the Company's previous, $290.0 million, unsecured revolving credit facility originally entered into by the Company on December15, 2005 (the "2005 Facility"). All commitments under the 2005 Facility were terminated effective the closing date and all amounts due thereunder were refinanced under the 2012 Facility. The total amount utilized under this facility at September 28, 2012 was $540.4 million ($528.3 million in the form of direct borrowings and $12.1 million utilized in the form of letters of credit).
The 2012 Facility has a five year maturity and permits the Company to borrow under three separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2012 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2012 Facility will bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.225% or a base rate plus a margin of between 0% and 0.225%. The 2012 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.125% and 0.275% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2012 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2012 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2012 Facility contains customary events of default. We were in compliance with our debt covenants at September 28, 2012.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the line “Bilateral loan agreements” for fiscal 2011 are amounts outstanding under several credit agreements we entered into with major U.S. and Inernational banks in connection with the Company's merger and acquisition activities. Amounts outstanding under these lines were either repaid during fiscal 2012 or refinanced under the 2012 Facility. Interest under these facilities was based on Libor plus 0.75%. The following table presents certain additional information regarding the Company’s various loan agreements for the fiscal years shown:

	2012	2011
Maximum amount outstanding at any month-end during the fiscal year	$586,933	$675,083
Average amount outstanding during the year	$537,131	$403,649
Weighted average interest rate during the year	1.32%	1.81%
Included in “Long-term Debt” in the accompanying Consolidated Balance Sheets at September 28, 2012 and September 30, 2011 are amounts relating to a real estate mortgage and other, miscellaneous indebtedness assumed in connection with various business combinations.

The following table presents the amount of interest paid by the Company during each of the last three fiscal years (in thousands):

2012	2011	2010
$8,572	$7,778	$11,702
Included in the above amounts for fiscal 2010 is approximately $9.9 million of interest paid in connection with the SIVOM Judgment.
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
The accounting for pension plans requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions include discount rates, investment returns, and projected salary increases, among others. The discount rates used in valuating the plans' liabilities were determined with reference to high quality corporate/government bonds that are appropriately matched to the duration of each plan's obligations except for our plans in India where we used appropriate estimates as high quality corporate/government bond rates are not available. The expected long-term rate of return on plan assets, with the exception of plans in Belgium (where the assets are invested in an insurance product that provides guaranteed returns) and India (where asset returns are generally set using government bond yields), is based on a simulation model which selects a single outcome for expected return based on the target asset allocation. The model simulates interest rates, inflation and asset class returns for up to 20 years and for 500 economic scenarios to generate a rage of likely outcomes. The expected long-term-rate of return used in the valuation are the annual average returns generated by these assumptions over a 15 year period for each asset class based on the expected long-term rate of return of the underlying assets.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) during each of the fiscal years presented (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2012	2011	2012	2011
Net benefit obligation at the beginning of the year	$482,542	$160,264	$968,938	$1,007,105
Service cost	12,838	10,684	22,723	30,816
Interest cost	20,923	21,377	54,287	54,631
Participants’ contributions	3,200	3,318	11,614	12,108
Actuarial (gains)/losses	20,342	30,378	142,935	(141,498)
Benefits paid	(10,978)	(34,486)	(30,180)	(32,419)
Curtailments and settlements	(27,702)	—	(6,118)	(3,744)
Plan amendments	—	—	(2,294)	—
Business combinations/consolidations	8,440	290,887	8,933	49,638
Special termination benefits	—	120	—	—
Effect of exchange rate changes	—	—	20,507	(7,699)
Net benefit obligation at the end of the year	$509,605	$482,542	$1,191,345	$968,938
The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) during each of the fiscal years presented (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2012	2011	2012	2011
Fair Value of plan assets at the beginning of the year	$285,777	$107,791	$744,689	$661,825
Actual return on plan assets	62,635	1,899	91,987	3,729
Employer contributions	42,606	21,753	48,374	70,575
Participants’ contributions	3,200	3,318	11,614	12,108
Gross benefits paid	(10,978)	(34,486)	(30,180)	(32,419)
Business combinations/consolidations	3,810	185,502	4,272	40,922
Curtailments/settlements	(27,702)	—	(6,085)	(3,744)
Effect of exchange rate changes	—	—	13,279	(8,307)
Fair Value of plan assets at the end of the year	$359,348	$285,777	$877,950	$744,689

The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at September 28, 2012 and September 30, 2011 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2012	2011	2012	2011
Net benefit obligation at the end of the year	$509,605	$482,542	$1,191,345	$968,938
Fair Value of plan assets at the end of the year	359,348	285,777	877,950	744,689
Under funded amount recognized at the end of the year	$150,257	$196,765	$313,395	$224,249

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the accumulated benefit obligation at September 28, 2012 and September 30, 2011 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2012	2011	2012	2011
Accumulated benefit obligation at the end of the year	$460,618	$432,109	$1,109,413	$909,746
The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 28, 2012 and September 30, 2011 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2012	2011	2012	2011
Accrued benefit cost included in noncurrent assets	$—	$—	$13,174	$—
Accrued benefit cost included in current liabilities	—	—	2,271	1,690
Accrued benefit cost included in noncurrent liabilities	150,257	196,765	324,298	222,559
Net amount recognized at the end of the year	$150,257	$196,765	$313,395	$224,249
Included in the tables are amounts relating to a U.S. pension plan the participating employees in which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the intention of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. Accordingly, included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheet at September 28, 2012 is a receivable from the U.S. federal government of approximately $101.4 million ($140.9 million at September 30, 2011) representing the underfunded amount for this pension plan.
The following table presents the significant actuarial assumptions used in determining the funded statuses and benefit cost of the Company’s U.S. plans for each fiscal year presented:

	2012	2011	2010
Weighted average discount rates	3.4% to 3.9%	4.3% to 4.6%	4.60%
Rates of compensation increases	3.25%	3.5%	—
Expected long-term rates of return on plan assets	7.5%	7.5%	8.0%
The following table presents the significant actuarial assumptions used in determining the funded statuses and benefit cost of the Company’s Non-U.S. plans for each fiscal year presented:

	2012	2011	2010
Weighted average discount rates	0.6% to 8.4%	2.6% to 5.9%	2.1% to 5.1%
Rates of compensation increases	2.8% to 7.5%	3.0% to 3.5%	3.25% to 3.5%
Expected long-term rates of return on plan assets	2.4% to 8.5%	4.75% to 7.1%	2.2% to 7.6%
The following table presents certain amounts relating to our U.S. pension plans recognized in accumulated other comprehensive loss at September 28, 2012 and September 30, 2011 (in thousands):

	2012	2011	2010
Arising during the period:
Net actuarial loss	$2,756	$7,486	$8,297
Reclassification adjustments:
Net actuarial gain	(2,011)	(2,011)	(1,154)
Total	$745	$5,475	$7,143

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain amounts relating to our Non-U.S. pension plans recognized in accumulated other comprehensive loss at September 28, 2012 and September 30, 2011 (in thousands):

	2012	2011	2010
Arising during the period:
Net actuarial (gain) loss	$83,298	$(73,258)	$64,809
Prior service cost (benefit)	(1,947)	1,005	(117)
Total	81,351	(72,253)	64,692
Reclassification adjustments:
Net actuarial gain	(6,131)	(4,990)	(7,646)
Prior service benefit	(23)	(1,406)	(193)
Total	(6,154)	(6,396)	(7,839)
Total	$75,197	$(78,649)	$56,853
The following table presents certain amounts relating to our pension plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost at September 28, 2012 and September 30, 2011 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2012	2011	2012	2011
Net actuarial loss	$68,970	$68,224	$201,726	$124,560
Prior service cost	—	—	(803)	1,166
Total	$68,970	$68,224	$200,923	$125,726
The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic pension cost in fiscal 2013(segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
Unrecognized net actuarial loss	$8,030	$13,788
Unrecognized prior service cost	(103)	(55)
Accumulated comprehensive loss to be recorded against earnings	$7,927	$13,733
We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at September 28, 2012 and September 30, 2011 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Pension Plans		Non-U.S. Pension Pans
	2012	2011	2012	2011
Equity securities	72%	68%	41%	41%
Debt securities	21%	23%	37%	37%
Real estate investments	1%	2%	6%	6%
Other	6%	7%	16%	16%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Fair Value of the Company’s U.S. pension plan assets at September 28, 2012 segregated by level of Fair Value measurement inputs within the fair value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$230,862	$—	$230,862
Overseas equities	27,343	—	27,343
U.S. Domestic bonds	75,648	—	75,648
Cash and equivalents	6,183	—	6,183
Real estate	—	4,841	4,841
Hedge funds	—	14,471	14,471
Total	$340,036	$19,312	$359,348
The following table presents the Fair Value of the Company’s Non-U.S. pension plan assets at September 28, 2012 segregated by level of Fair Value measurement inputs within the fair value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$193,715	$—	$193,715
Overseas equities	168,097	—	168,097
U.S. Domestic bonds	306,974	—	306,974
Overseas bonds	14,254	—	14,254
Cash and equivalents	27,571	—	27,571
Infrastructure / Raw goods	—	6,111	6,111
Real estate	—	49,537	49,537
Insurance contracts	—	18,291	18,291
Hedge funds	—	93,400	93,400
Total	$710,611	$167,339	$877,950
The following table presents the Fair Value of the Company’s U.S. pension plan assets at September 30, 2011 segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$172,986	$—	$172,986
Overseas equities	22,057	—	22,057
U.S. Domestic bonds	66,333	—	66,333
Cash and equivalents	4,203	—	4,203
Real estate	—	5,353	5,353
Hedge funds	—	14,845	14,845
Total	$265,579	$20,198	$285,777

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Fair Value of the Company’s Non-U.S. pension plan assets at September 30, 2011 segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$156,264	$—	$156,264
Overseas equities	149,926	—	149,926
U.S. Domestic bonds	262,377	—	262,377
Overseas bonds	13,794	—	13,794
Cash and equivalents	14,486	—	14,486
Infrastructure / Raw Goods	—	4,776	4,776
Real estate	—	43,997	43,997
Insurance contracts	—	17,293	17,293
Hedge funds	—	81,776	81,776
Total	$596,847	$147,842	$744,689
The following table summarizes the changes in the Fair Value of the Company’s U.S. Plans’ Level 3 assets for the year ended September 28, 2012 (in thousands):

	Real Estate	Hedge Funds
Balance, beginning of year	$5,353	$14,845
Realized and unrealized gains (losses)	(512)	(374)
Balance, end of year	$4,841	$14,471
The following table summarizes the changes in the Fair Value of the Company’s Non-U.S. Plans’ Level 3 assets for the year ended September 28, 2012 (in thousands):

	Infrastructure / Raw Goods	Real Estate	Insurance Contracts	Hedge Funds
Balance, beginning of year	$4,776	$43,997	$17,293	$81,776
Purchases, sales, and settlements	—	106	389	—
Realized and unrealized gains	1,572	3,836	1,422	7,975
Effect of exchange rate changes	(237)	1,598	(813)	3,649
Balance, end of year	$6,111	$49,537	$18,291	$93,400
The following table summarizes the changes in the Fair Value of the Company’s U.S. Plans’ Level 3 assets for the year ended September 30, 2011 (in thousands):

	Real Estate	Hedge Funds
Balance, beginning of year	$3,164	$5,491
Transfers	4,661	9,208
Realized and unrealized losses	(2,472)	146
Balance, end of year	$5,353	$14,845

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the Fair Value of the Company’s Non-U.S. Plans’ Level 3 assets for the year ended September 30, 2011 (in thousands):

	Infrastructure / Raw Goods	Real Estate	Insurance Contracts	Hedge Funds	“With Profits” Funds
Balance, beginning of year	$—	$38,351	$27,465	$83,209	$1,482
Purchases, sales, and settlements	4,776	2,248	323	(1,452)	—
Realized and unrealized gains	—	3,799	593	937	—
Transfers	—	—	(10,964)	—	(1,513)
Effect of exchange rate changes	—	(401)	(124)	(918)	31
Balance, end of year	$4,776	$43,997	$17,293	$81,776	$—
The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2013 (in thousands):

U.S. Pension Plans	Non-U.S. Pension Pans
$13,812	$49,253
The following table presents the total benefit payments expected to be paid to pension plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Pans
2013	$35,903	$33,149
2014	36,749	39,595
2015	37,330	42,413
2016	38,833	47,803
2017	39,325	50,051
For the period 2018 through 2022	198,441	320,194
The following table presents the components of net periodic pension cost for the Company’s U.S. plans recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2012	2011	2010
Service cost	$12,838	$10,684	$—
Interest cost	20,923	21,377	7,545
Expected return on plan assets	(23,764)	(23,558)	(10,566)
Actuarial loss	10,981	7,025	1,846
Prior service cost	(103)	(103)	—
Net pension cost, before special items	20,875	15,425	(1,175)
Special termination benefits	—	120	—
Settlement loss	6,035	—	—
Total net periodic pension cost recognized	$26,910	$15,545	$(1,175)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of net periodic pension cost for the Company’s Non-U.S. plans recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2012	2011	2010
Service cost	$22,723	$30,816	$22,722
Interest cost	54,287	54,631	46,584
Expected return on plan assets	(50,996)	(50,033)	(36,988)
Actuarial loss	8,227	13,535	10,488
Prior service cost	152	303	293
Net pension cost, before special items	34,393	49,252	43,099
Curtailments and settlements	1,326	381	1,206
Total net periodic pension cost recognized	$35,719	$49,633	$44,305
Multiemployer Plans
In Canada and the U.S. we contribute to various trusteed pension plans covering hourly construction employees under industry-wide agreements. We also contribute to various trusteed plans in Australia and certain countries in Europe covering both hourly and certain salaried employees. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct costs of contracts on a current basis.
The majority of the contributions the Company makes to multiemployer pension plans is outside the U.S. With respect to these multiemployer plans, the Company's liability to fund these plans is generally limited to the contributions we are required to make under collective bargaining agreements.
At October 1, 2011, the Company adopted ASU 2011-09—Compensation-Retirement Benefits-Multiemployer Plans. Based on our review of our multiemployer pension plans under the guidance provided in the ASU, we have concluded that none of the multiemployer pension plans into which we contribute are individually significant to our consolidated financial statements.
The following table presents the Company’s contributions to these multiemployer plans during each of the last three fiscal years (in thousands):

	2012	2011	2010
Canada	$72,053	$81,608	$54,695
Europe and Australia	10,808	12,613	6,629
United States	4,420	4,049	4,058
Total	$87,281	$98,270	$65,382

8. Savings and Deferred Compensation Plans
Savings Plans
We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under Section 401(k) of the U.S. IRC. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. The following table presents the Company’s contributions to these savings plans during each of the last three fiscal years (in thousands):

2012	2011	2010
$70,211	$61,065	$57,346

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plans
Our Executive Security Plan and Executive Deferral Plans are nonqualified deferred compensation programs that provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. Benefit payments under both plans are funded by a combination of contributions from participants and the Company, and most of the participants are covered by life insurance policies with the Company designated as the beneficiary. The following table presents the amount charged to expense for the Company’s deferred compensation plans during each of the last three fiscal years (in thousands):

2012	2011	2010
$4,349	$3,075	$3,631

9. Income Taxes
The following table presents the components of our consolidated income tax expense for each of the last three fiscal years (in thousands):

	2012	2011	2010
Current income tax expense:
Federal	$111,035	$102,903	$123,154
State	23,303	25,067	23,477
Foreign	69,080	37,617	22,909
Total current tax expense	203,418	165,587	169,540
Deferred income tax expense (benefit):
Federal	(2,505)	10,482	(19,518)
State	(1,985)	(1,760)	(675)
Foreign	3,454	7,131	(3,700)
Total deferred income tax expense (benefit)	(1,036)	15,853	(23,893)
Consolidated income tax expense	$202,382	$181,440	$145,647

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at September 28, 2012 and September 30, 2011 (in thousands):

	2012	2011
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$103,984	$80,632
Other employee benefit plans	173,515	151,855
Self-insurance programs	10,847	14,999
Contract revenues and costs	39,894	15,333
Foreign tax credits carryforward	—	320
Other	10,749	9,081
Gross deferred tax assets	338,989	272,220
Deferred tax liabilities:
Depreciation and amortization	(125,704)	(130,536)
Residual US tax on unremitted non-US earnings	(9,024)	(3,188)
Other, net	(10,709)	(3,880)
Gross deferred tax liabilities	(145,437)	(137,604)
Net deferred tax assets	$193,552	$134,616
The following table presents the income tax benefits realized from the exercise of nonqualified stock options and disqualifying dispositions of stock sold under our employee stock purchase plans during each of the last three fiscal years (in millions):

2012	2011	2010
$9.3	$11.9	$4.0

The following table reconciles total income tax expense using the statutory U.S. federal income tax rate to the consolidated income tax expense shown in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (dollars in thousands):

	2012	2011	2010
Statutory amount	$207,668	$180,831	$137,177
State taxes, net of the federal benefit	13,538	15,150	14,821
Tax differential on foreign earnings	(16,667)	(7,841)	(7,178)
Other, net	(2,157)	(6,700)	827
Consolidated income tax expense	$202,382	$181,440	$145,647
Rates used to compute statutory amount	35.0%	35.0%	35.0%
Consolidated effective income tax rate	34.1%	35.1%	37.2%
The following table presents income tax payments made during each of the last three fiscal years (in millions):

2012	2011	2010
$191.4	$139.2	$170.8

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of our consolidated earnings before taxes for each of the last three fiscal years (in thousands):

	2012	2011	2010
United States earnings	$286,987	$341,059	$295,144
Foreign earnings	306,349	175,602	96,790
	$593,336	$516,661	$391,934
United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings are expected to be permanently reinvested. At September 28, 2012, approximately $26.1 million of such undistributed earnings of certain foreign subsidiaries was expected to be permanently reinvested. Should these earnings be repatriated, approximately $7.5 million of income taxes would be payable.
The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties (i.e., not as part of income tax expense). The Company’s liability for gross unrecognized tax benefits was $53.6 million and $31.1 million at September 28, 2012 and September 30, 2011, respectively, all of which, if recognized, would affect the Company’s consolidated effective income tax rate. The Company had $48.8 million and $4.0 million in accrued interest and penalties at September 28, 2012 and September 30, 2011, respectively. The increase in interest and penalties as well as the addition in the unrecognized tax benefit during fiscal 2012 relates primarily to an acquisition completed in fiscal 2012. The Company estimates that, within 12 months, $2.8 million of gross, primarily non-U.S. unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax. As of September 28, 2012, the Company’s U.S. federal income tax returns for tax years 2009 through 2012 remain subject to examination.
 The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

Balance at October 1, 2011	$31,130
Additions based on tax positions related to the current year	6,110
Additions for tax positions of prior years	21,438
Reductions for tax positions of prior years	(4,441)
Settlement	(600)
Balance at September 2012	$53,637

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies, and Derivative Financial Instruments
Commitments Under Operating Leases
We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $863.8 million at September 28, 2012 payable as follows (in thousands):

In fiscal years,
2013	$153,328
2014	130,322
2015	154,854
2016	90,493
2017	78,143
Thereafter	264,717
871,857
Amounts representing sublease income	(8,040)
Total, net aggregate future lease payments	$863,817
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
The following table presents rent expense and sublease income offsetting the Company’s rent expense during each of the last three fiscal years (in thousands):

	2012	2011	2010
Rent expense	$165,221	$157,955	$155,517
Sublease income	(8,402)	(8,315)	(11,160)
Net rent	$156,819	$149,640	$144,357
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
The lease agreement gives us the right to request an extension of the lease term. We may also assist the owner in selling the property at the end of the lease term, the proceeds from which would be used to reduce our residual value guarantee. In connection with the lease, we entered into a floating-to-fixed interest rate swap agreement with a U.S. bank which fixes the amount of the Company’s lease payments. The notional amount of this hedge at September 28, 2012 was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We’ve determined this interest rate swap to be “highly effective” according to U.S. GAAP. The minimum lease payments required by the lease agreement is included in the above lease pay-out schedule. We have determined that the estimated Fair Value of the aforementioned financial guarantee was not significant at September 28, 2012.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit
Letters of credit outstanding at September 28, 2012 totaled $224.9 million. Of this amount $12.1 million has been issued under our revolving credit facility and $212.7 million are issued under separate, committed and uncommitted letter-of-credit facilities.
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
We maintain insurance coverage for various aspects of our business and operations. Our insurance programs have varying coverage limits and maximums, and insurance companies may seek to not pay any claims we might make. We have also elected to retain a portion of losses that occur through the use of various deductibles, limits, and retentions under our insurance programs. As a result, we may be subject to future liability for which we are only partially insured or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of our contracts. Our insurers are also subject to business risk and, as a result, one or more of them may be unable to fulfill their insurance obligations due to insolvency or otherwise.
Additionally, as a contractor providing services to the U.S. federal government and several of its agencies, we are subject to many levels of audits, investigations, and claims by, or on behalf of, the U.S. federal government with respect to our contract performance, pricing, costs, cost allocations, and procurement practices. Furthermore, our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the U.S. as well as by various government agencies representing jurisdictions outside the U.S.
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
Management believes, after consultation with counsel, that such guarantees, litigation, U.S. government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.
In March 2008, one of Jacobs' subsidiaries, Carter & Burgess Inc. (“C&B”), filed suit against the City of Victorville in Superior Court in California, for amounts due and owing C&B. In May 2009, the City of Victorville filed a cross-complaint against C&B and Jacobs alleging breach of contract, professional negligence, breach of express and implied warranty, fraud, breach of fiduciary duty and negligent misrepresentation. The City's fraud and punitive damage allegations were dismissed. The case was tried in Riverside Superior Court, California and in December 2010, a jury returned a verdict against C&B for approximately $52 million in damages. An appeal was filed and is currently pending before the Court of Appeal, State Of California, the Fourth Appellate District. As the Company believes that there is insurance coverage for this matter, Jacobs does not expect it to have any material adverse effect on its consolidated financial statements.
On January 20, 2010, Clark County Nevada filed suit against Jacobs and two of its subsidiaries asserting claims arising out of certain construction projects to which Clark County Nevada was the owner and for which Jacobs' subsidiaries served as the project management consultant. Clark County's lawsuit against Jacobs followed years of litigation and arbitration between Clark County and its construction contractor on the applicable projects which had ended unsuccessfully for Clark County and resulted in Clark County paying more than $60 million in settlement and awards. Jacobs denies liability and has been vigorously defending against the County's claims and will continue to do so. In September 2012, the parties agreed to dismiss the litigation in U.S. District Court and proceed, in lieu thereof, in arbitration before three arbitrators. It is anticipated that a hearing on the merits will take place in September 2013. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Other Financial Information
Receivables
The following table presents the components of “Receivables” as shown in the accompanying Consolidated Balance Sheets at September 28, 2012 and September 30, 2011 as well as certain other related information (in thousands):

	2012	2011
Amounts billed, net	$1,193,500	$1,016,792
Unbilled receivables and other	1,110,008	996,516
Retentions receivable	45,384	64,186
Total receivables, net	$2,348,892	$2,077,494
Other information about receivables:
Amounts due from the United States federal government included above, net of advanced billings	$294,327	$288,165
Claims receivable	$26,309	$14,712
Billed receivables consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for doubtful accounts. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.
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
Property, Equipment, and Improvements, Net
The following table presents the components of our property, equipment and improvements at September 28, 2012 and September 30, 2011 (in thousands):

	2012	2011
Land	$23,786	$23,542
Buildings	136,193	136,161
Equipment	502,568	446,628
Leasehold improvements	163,916	144,903
Construction in progress	29,595	10,046
	856,058	761,280
Accumulated depreciation and amortization	(524,927)	(476,647)
	$331,131	$284,633

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Miscellaneous Noncurrent Assets
The following table presents the components of “Miscellaneous noncurrent assets” as shown in the accompanying Consolidated Balance Sheets at September 28, 2012 and September 30, 2011 (in thousands):

	2012	2011
Deferred income taxes	$196,620	$161,540
Cash surrender value of life insurance policies	86,502	75,440
Intangible assets (a)	243,762	259,006
Investments	187,248	185,590
Notes receivable	11,128	6,942
Reimbursable pension costs (b)	132,463	140,878
Other	28,162	32,338
Total	$885,885	$861,734
(a)    Consists primarily of intangible assets acquired in connection with various business combinations.

(b)
Consists of costs incurred relating to a defined benefit pension plan covering employees providing services on a contract with, and for the benefit of, the U.S. federal government pursuant to which such costs are fully reimbursable.

Accrued Liabilities
The following table presents the components of “Accrued liabilities” as shown in the accompanying Consolidated Balance Sheets at September 28, 2012 and September 30, 2011 (in thousands):

	2012	2011
Accrued payroll and related liabilities	$641,340	$535,631
Project-related accruals	196,836	221,386
Insurance liabilities	63,908	54,945
Sales and other similar taxes	41,951	38,395
Deferred rent	41,342	20,021
Other	76,592	66,913
Total	$1,061,969	$937,291
Other Deferred Liabilities
The following table presents the components of “Other deferred liabilities” as shown in the accompanying Consolidated Balance Sheets at September 28, 2012 and September 30, 2011 (in thousands):

	2012	2011
Liabilities relating to defined benefit pension and early retirement plans	$474,555	$419,324
Liabilities relating to nonqualified deferred compensation arrangements	92,618	85,032
Deferred income taxes	145,437	137,604
Miscellaneous	83,728	63,313
Total	$796,338	$705,273

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Accumulated Other Comprehensive Loss
The following table presents the components of “Total accumulated other comprehensive loss” as shown in the accompanying Consolidated Balance Sheets at September 28, 2012 and September 30, 2011 (in thousands):

	2012	2011
Foreign currency translation adjustments	$(9,149)	$(38,437)
Adjustments relating to defined benefit pension plans	(269,892)	(193,950)
Other	(2,846)	(5,151)
Total	$(281,887)	$(237,538)
Supplemental Cash Flow Information
During fiscal 2012 and fiscal 2011, the Company acquired businesses for cash and stock of $91.6 million and $711.4 million, respectively. The following table presents the non-cash adjustments relating to these acquisitions made in preparing the accompanying Consolidated Statements of Cash Flows (in thousands):

	2012	2011
Working capital	$9,937	$(128,251)
Property and equipment	3,378	33,195
Noncurrent assets	17,591	15,723
Deferred liabilities	(8,177)	(55,225)
Non-controlling interests	40	(1,936)
Foreign currency translation	21	(79)
Goodwill	68,785	847,993

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Segment Information
As discussed above, we provide a broad range of technical, professional, and construction services. We provide our services through offices and subsidiaries located primarily in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia.
All of our operations share similar economic characteristics. For example, all of our operations are highly influenced by the general availability of qualified engineers and other technical professional staff. They also provide similar services as well as share similar processes for delivering our services. There is also a high degree of similarity of the workforces employed among the various categories of services we provide. For example, engineering and design services (i.e., services provided by persons who are degreed, and in certain circumstances licensed, professionals such as engineers, architects, scientists, and economists) exist in all four service categories. In addition, there is a high degree of similarity among a significant component of the workforces we employ to perform construction and operations and maintenance projects. In providing construction and operations and maintenance services, we employ a large number of skilled craft labor personnel. These include welders, pipe fitters, electricians, crane operators, and other personnel who work on very large capital projects (in the case of projects classified within the construction services category) or on smaller capital projects (in the case of maintenance projects classified within the operations and maintenance services category). In addition, the use of technology is highly similar and consistent throughout our organization, as is our client base (with the exception of our operations outside the U.S., which perform very little work for the U.S. federal government), and our quality assurance and safety programs. Furthermore, the types of information and internal reports used by the Company’s chief operating decision maker and other members of management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these operational similarities and the way management monitors the Company’s results of operations, we have concluded that our operations may be aggregated into one reportable segment for purposes of this disclosure.
The following table presents certain financial information by geographic area for fiscal 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Revenues:
United States	$6,749,583	$6,435,078	$6,969,264
Europe	1,681,421	1,649,678	1,666,325
Canada	1,564,883	1,656,487	989,298
Asia	156,748	102,272	98,259
India	124,362	103,842	54,413
Australia	253,932	194,560	28,589
South America and Mexico	158,141	109,520	10,149
Middle East and Africa	204,708	130,227	99,220
Total	$10,893,778	$10,381,664	$9,915,517
Long-Lived Assets:
United States	$203,746	$169,914	$122,551
Europe	46,763	49,372	53,586
Canada	47,539	42,496	21,859
Asia	3,580	1,653	809
India	17,094	16,831	13,372
Australia	7,859	1,040	356
South America and Mexico	2,400	1,533	821
Middle East and Africa	2,150	1,794	1,678
Total	$331,131	$284,633	$215,032
Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues, for fiscal 2012, 2011, and 2010:

2012	2011	2010
22.1	24.4	25.4

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Selected Quarterly Information — Unaudited
The following table presents selected quarterly financial information for each of the last three fiscal years. Amounts are presented in thousands, except for per share amounts:

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter		Fiscal Year
2012
Revenues	$2,631,768	$2,702,851	$2,772,874		$2,786,285		$10,893,778
Operating profit (a)	141,952	133,138	153,366		167,617		596,073
Earnings before taxes	139,554	132,315	151,371		170,096		593,336
Net earnings of the Group	91,436	87,446	100,990		111,082		390,954
Net earnings attributable to Jacobs	89,710	83,933	97,900		107,411	(b)	378,954	(b)
Earnings per share:
Basic	0.71	0.66	0.77		0.84	(b)	2.97	(b)
Diluted	0.70	0.65	0.76		0.83	(b)	2.94	(b)
2011
Revenues	$2,356,175	$2,558,016	$2,744,178		$2,723,295		$10,381,664
Operating profit (a)	103,619	128,015	139,380		147,904		518,918
Earnings before taxes	103,723	126,481	141,301		145,156		516,661
Net earnings of the Group	66,697	81,341	91,936		95,247		335,221
Net earnings attributable to Jacobs	65,823	80,250	90,676		94,280		331,029
Earnings per share:
Basic	0.53	0.64	0.72		0.75		2.63
Diluted	0.52	0.63	0.71		0.74		2.60
2010
Revenues	$2,477,785	$2,586,974	$2,507,725		$2,343,033		$9,915,517
Operating profit (a)	113,481	122,004	45,083		119,515		400,083
Earnings before taxes	113,148	121,160	37,239		120,387		391,934
Net earnings of the Group	72,401	77,567	19,240		77,079		246,287
Net earnings attributable to Jacobs	72,437	77,500	19,043	(c)	76,994		245,974	(c)
Earnings per share:
Basic	0.59	0.63	0.15	(c)	0.62		1.98	(c)
Diluted	0.58	0.62	0.15	(c)	0.61		1.96	(c)

(a)	Operating profit represents revenues less (i) direct costs of contracts, and (ii) selling, general and administrative expenses.

(b)	Includes a one-time, after-tax gain of $4.0 million, or $0.03 per diluted share, related to the sale of the Company's intellectual property for iron ore pelletizing and certain other related assets.

(c)	Includes a non-recurring loss of $60.3 million, or $0.48 per basic and diluted share, related to the SIVOM Judgment.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Definitions
The following terms used in the accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements have the meanings set forth below:
“1981 Plan” means the Jacobs Engineering Group Inc. 1981 Executive Incentive Plan, as amended. The 1981 Plan is a shareholder-approved, equity-based compensation program. It covered employees of the Company as well as Jacobs' outside directors. The 1981 Plan was replaced in 2000 with the 1999 SIP and the 1999 ODSP.
“1989 ESPP” means the Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as amended. The 1989 ESPP is a shareholder-approved, broad-based, employee stock purchase plan qualified under Section 423 of the U.S. IRC.
“1999 ODSP" means the Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as amended. The 1999 ODSP is a shareholder-approved, equity-based compensation plan covering Jacobs' non-management directors.
“1999 SIP” means the Jacobs Engineering Group Inc. Stock Incentive Plan, as amended. The 1999 SIP is a shareholder-approved, equity-based compensation plan covering the Company's officers and key employees.
“ASC” refers to the Accounting Standards Codification as maintained by the FASB. The ASC is the primary source of U.S. GAAP to be applied by the Company and all other nongovernmental entities. The ASC organizes and presents hundreds of previously separate pieces of authoritative accounting guidance into a single on-line research database. The accounting principles promulgated by the ASC are organized therein by broad topics, and is updated by the FASB through the issuances of ASUs.
“ASU” means Accounting Standards Updates, the primary means by which the ASC is updated by the FASB.
“Company” (including “we”, “us” or “our”) means Jacobs Engineering Group Inc. and its consolidated subsidiaries and affiliates.
“Consolidated EBITDA" generally means consolidated net earnings attributable to Jacobs, plus consolidated (i) interest expense, (ii) tax expense, and (iii) depreciation and amortization expense (including amortization expense relating to intangible assets).
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
“EPS” means earnings-per-share. “Basic EPS” is computed by dividing the consolidated net earnings attributable to Jacobs by the weighted average number of shares of common stock outstanding during the period. “Diluted EPS” is computed in a manner similar to the computation of Basic EPS, but gives effect to all dilutive securities that were outstanding during the period. Our dilutive securities consist of nonqualified stock options and restricted stock (including restricted stock units)
“Fair Value” means the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants as of the date fair value is determined (i.e., the “measurement date”). When determining fair value, U.S. GAAP requires that we consider the principal or most advantageous market in which we would transact any sale or purchase. U.S. GAAP also requires that the inputs (factors) we use (consider) to determine Fair Value be considered in the following order of priority:

•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities;

•
Level 2 inputs are observable inputs (other than quoted prices in active markets included in Level 1) such as (i) quoted prices for similar assets or liabilities, (ii) quoted prices in markets that have insufficient volume or infrequent transactions (i.e., less active markets), and (iii) model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data for substantially the full term of the asset or liability; and

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Level 3 inputs are unobservable inputs to the valuation methodology that are significant to the fair value measurement.
“FASB” means the Financial Accounting Standards Board. The FASB is the designated organization within the U.S. for establishing standards of financial accounting that govern the preparation of financial reports by nongovernmental entities.
“GESPP” means the Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan, as amended. The GESPP is a shareholder-approved, broad-based, employee stock purchase plan covering employees of certain of Jacobs' non-U.S. subsidiaries.
“Group” refers to the combined economic interests and activities of Jacobs and the persons and entities holding noncontrolling interests in the subsidiaries and affiliates that are consolidated into the accompanying Consolidated Financial Statements.
“Jacobs” means Jacobs Engineering Group Inc.
"SIVOM Judgment" refers to an unfavorable court judgment we received in June 2010 from an Administrative Tribunal in Strasbourg, France relating to a waste incineration plant project in France. The dispute involved a project to design and build a waste incineration plant in Sausheim, France by a consortium led by Serete (an entity we acquired in 1997) for the SIVOM de Mulhousienne (the "SIVOM"). The contract was entered into in 1996, prior to the acquisition of Serete. Jacobs filed suit in 2002 seeking approximately $49.0 million in damages to recover its contract balance and additional project costs that it had incurred. The SIVOM counterclaimed for project completion costs, increased operating costs, and costs relating to emissions problems. As a result of the judgment, the Company recorded a pre-tax charge to earnings of approximately $93.3 million. Included in this amount is a $25.9 million write-off of revenue. The balance of the charge reflects the cash payments the Company made to the SIVOM, net of cash payments the Company received.
“U.S. GAAP” means those accounting principles and practices generally accepted in the United States.
“U.S. IRC” means the U.S. Internal Revenue Code of 1986, as amended.
“VIE” means a “Variable Interest Entity” as defined in U.S. GAAP. A VIE is a legal entity in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance; (ii) the obligation to absorb the expected losses of the legal entity; or (iii) the right to receive the expected residual returns of the legal entity. Accordingly, entities issuing consolidated financial statements (i.e., a “reporting entity”) shall consolidate a VIE if the reporting entity has a “controlling financial interest” in the VIE, as demonstrated by the reporting entity having both (i) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance; and (ii) the the right to receive benefits from the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 28, 2012 and September 30, 2011, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 28, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at September 28, 2012 and September 30, 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jacobs Engineering Group Inc. and subsidiaries' internal control over financial reporting as of September 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2012 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Los Angeles, California
November 20, 2012

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jacobs Engineering Group Inc.

We have audited Jacobs Engineering Group Inc. and subsidiaries' internal control over financial reporting as of September 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jacobs Engineering Group Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Jacobs Engineering Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 28, 2012 and September 30, 2011 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 28, 2012 of Jacobs Engineering Group Inc. and subsidiaries and our report dated November 20, 2012 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Los Angeles, California
November 20, 2012