Form 10-Q
period 2012-12-28
JACOBS ENGINEERING GROUP INC /DE/
filed 2013-01-24
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on

 FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2012

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number 1-7463
JACOBS ENGINEERING GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4081636
(State of incorporation)	(I.R.S. employer identification number)

155 North Lake Avenue, Pasadena, California	91101
(Address of principal executive offices)	(Zip code)

1111 South Arroyo Parkway, Pasadena, California	91105
(former address)	(Zip code)

(626) 578 – 3500
(Registrant’s telephone number, including area code)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  Yes    ☐  No
Indicate by check-mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at January 16, 2013: 130,351,582

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 28, 2012	September 28, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,241,745	$1,032,457
Receivables	2,223,859	2,348,892
Deferred income taxes	142,815	142,369
Prepaid expenses and other	86,953	88,359
Total current assets	3,695,372	3,612,077
Property, Equipment and Improvements, Net	340,956	331,131
Other Noncurrent Assets:
Goodwill	2,011,523	2,010,340
Miscellaneous	888,827	885,885
Total other non-current assets	2,900,350	2,896,225
	$6,936,678	$6,839,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$5,124	$—
Accounts payable	343,569	376,694
Accrued liabilities	1,038,153	1,061,969
Billings in excess of costs	296,165	263,275
Income taxes payable	67,789	45,114
Total current liabilities	1,750,800	1,747,052
Long-term Debt	513,113	528,260
Other Deferred Liabilities	795,833	796,338
Redeemable Noncontrolling Interest	8,611	8,894
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—130,240,048 shares and 129,935,881 shares, respectively	130,240	129,936
Additional paid-in capital	972,824	953,983
Retained earnings	3,017,617	2,920,441
Accumulated other comprehensive loss	(291,605)	(281,887)
Total Jacobs stockholders’ equity	3,829,076	3,722,473
Noncontrolling interests	39,245	36,416
Total Group stockholders’ equity	3,868,321	3,758,889
	$6,936,678	$6,839,433
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended December 28, 2012 and December 30, 2011
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	December 28, 2012	December 30, 2011
Revenues	$2,759,641	$2,631,768
Costs and Expenses:
Direct cost of contracts	(2,323,918)	(2,210,726)
Selling, general and administrative expenses	(275,454)	(279,090)
Operating Profit	160,269	141,952
Other Income (Expense):
Interest income	1,090	1,395
Interest expense	(3,694)	(3,662)
Miscellaneous expense, net	(1,354)	(131)
Total other income (expense), net	(3,958)	(2,398)
Earnings Before Taxes	156,311	139,554
Income Tax Expense	(51,788)	(48,118)
Net Earnings of the Group	104,523	91,436
Net Income Attributable to Noncontrolling Interests	(5,513)	(1,726)
Net Earnings Attributable to Jacobs	$99,010	$89,710
Net Earnings Per Share:
Basic	$0.77	$0.71
Diluted	$0.76	$0.70
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended December 28, 2012 and December 30, 2011
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 28, 2012	December 30, 2011
Net Earnings of the Group	$104,523	$91,436
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(10,974)	11,616
Gain on cash flow hedges	168	1,178
Change in pension liabilities	1,747	1,824
Other comprehensive income (loss) before taxes	(9,059)	14,618
Income Tax Expense:
Cash flow hedges	(70)	(411)
Change in pension liability	(589)	(425)
Income Tax Expense	(659)	(836)
Net Other Comprehensive Income (Loss)	(9,718)	13,782
Net Comprehensive Income of the Group	94,805	105,218
Net Comprehensive Income Attributable to Noncontrolling Interests	(5,513)	(1,726)
Net Comprehensive Income Attributable to Jacobs	$89,292	$103,492
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended December 28, 2012 and December 30, 2011 (In thousands) (Unaudited)

	December 28, 2012	December 30, 2011
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$104,523	$91,436
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	15,493	13,861
Intangible assets	8,982	11,375
Stock based compensation	9,059	7,911
Tax deficiency (benefit) from stock based compensation	221	(699)
Equity in earnings of investees, net of cash distributions	(2,858)	(4,414)
Losses (gains) on sales of assets, net	(74)	649
Change in pension plan obligations	(7,939)	(26,381)
Change in deferred compensation plans	(1,039)	(3,225)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	108,310	45,846
Prepaid expenses and other current assets	1,161	8,376
Accounts payable	(33,288)	(48,882)
Accrued liabilities	(11,984)	(932)
Billings in excess of costs	33,740	28,119
Income taxes payable	21,252	33,832
Deferred income taxes	(2,993)	(8,553)
Other deferred liabilities	(2,455)	(3,311)
Other, net	6,576	1,174
Net cash provided by operating activities	246,687	146,182
Cash Flows from Investing Activities:
Additions to property and equipment	(25,174)	(20,102)
Disposals of property and equipment	218	123
Purchases of investments	(408)	(56)
Sales of investments	11	13
Acquisitions of businesses, net of cash acquired	—	(65,819)
Net cash used for investing activities	(25,353)	(85,841)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended December 28, 2012 and December 30, 2011 (In thousands) (Unaudited) (Continued)

	December 28, 2012	December 30, 2011
Cash Flows from Financing Activities:
Repayments of long-term borrowings	(21,138)	—
Proceeds from short-term borrowings	5,084	—
Repayments of short-term borrowings	—	(22,732)
Proceeds from issuances of common stock	9,461	9,653
Tax (deficiency) benefit from stock based compensation	(221)	699
Distributions to noncontrolling interests	(3,698)	—
Net cash (used for) provided by financing activities	(10,512)	(12,380)
Effect of Exchange Rate Changes	(1,534)	5,643
Net Increase in Cash and Cash Equivalents	209,288	53,604
Cash and Cash Equivalents at the Beginning of the Period	1,032,457	905,633
Cash and Cash Equivalents at the End of the Period	$1,241,745	$959,237

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 28, 2012

Basis of Presentation
Unless the context otherwise requires:

•	References herein to "Jacobs" are to Jacobs Engineering Group Inc. and its predecessors;

•	References herein to the "Company", "we", "us" or "our" are to Jacobs Engineering Group Inc. and its consolidated subsidiaries; and

•	References herein to the "Group" are to the combined economic interests and activities of the Company and the persons and entities holding noncontrolling interests in our consolidated subsidiaries.
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 ("2012 Form 10-K") as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is also included in our 2012 Form 10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 28, 2012 and for the three month periods ended December 28, 2012 and December 30, 2011.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities; the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements; and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management's most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly. Please refer to Note 2 of Notes to Consolidated Financial Statements included in our 2012 Form 10-K for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 28, 2012
(continued)

Please refer to Note 2 of Notes to Consolidated Financial Statements included in our 2012 Form 10-K for a more complete discussion of the various amounts within the consolidated financial statements measured at fair value and the methods used to determine fair value.
New Accounting Standards

From time to time, the Financial Accounting Standards Board ("FASB") issues accounting standards updates (each being an "ASU") to its Accounting Standards Codification ("ASC"), which constitutes the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers their applicability to its business. All ASUs applicable to the Company are adopted by the due date and in the manner prescribed by the FASB.
In July 2012, the FASB adopted ASU No. 2012-02—Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends Topic 350 of the FASB’s ASC regarding how entities test indefinite-lived intangible assets other than goodwill for possible impairment. ASU 2012-02 permits entities first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test pursuant to ASC Subtopic 350-30. If the entity determines that it is more likely than not that such asset is not impaired based on its qualitative assessment, no further testing is required. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 has not had a material effect on the Company's consolidated financial statements.
In December 2011, the FASB adopted ASU No. 2011-12—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 amends Topic 220 of the ASC as that Topic was affected by ASU 2011-05. ASU 2011-05 required entities to, among other things, present reclassification adjustments and the effect of such adjustment on the face of the financial statements where net earnings is presented, by component of net earnings, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The effect of ASU 2011-12 is to defer the effective date of certain of the presentation requirements of ASU 2011-05 in order to give the FASB more time to deliberate such requirements. The amendments in ASU 2011-12 are effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2012-12 is deferring.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 28, 2012
(continued)

Receivables
The following table presents the components of "Receivables" appearing in the accompanying Consolidated Balance Sheets at December 28, 2012 and September 28, 2012 as well as certain other related information (in thousands):

	December 28, 2012	September 28, 2012
Components of receivables:
Amounts billed	$1,119,114	$1,193,500
Unbilled receivables and other	1,060,652	1,110,008
Retentions receivable	44,093	45,384
Total receivables, net	$2,223,859	$2,348,892
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$261,272	$294,327
Claims receivable	$32,737	$26,309

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
Claims receivable are included in "Receivables" in the accompanying Consolidated Balance Sheets and represent certain costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated.

Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at December 28, 2012 and September 28, 2012 consisted of the following (in thousands):

	December 28, 2012	September 28, 2012
Land	$23,550	$23,786
Buildings	136,066	136,193
Equipment	504,886	502,568
Leasehold improvements	163,365	163,916
Construction in progress	46,015	29,595
	873,882	856,058
Accumulated depreciation and amortization	(532,926)	(524,927)
	$340,956	$331,131

Long-term Debt
The Company has a long-term, unsecured, revolving credit facility (the "2012 Facility") providing $1.21 billion of borrowing capacity with a syndicate of large, U.S. and international banks and financial institutions. The total amount outstanding under this facility in the form of direct borrowings at December 28, 2012 was $512.2 million. Additionally, the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 28, 2012
(continued)

Company has issued $12.1 million in letters of credit leaving $680.7 million of available borrowing capacity under this facility at December 28, 2012.
The 2012 Facility expires in March 2017 and permits the Company to borrow under three separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2012 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2012 Facility will bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.225% or a base rate plus a margin of between 0% and 0.225%. The 2012 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.125% and 0.275% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2012 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2012 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2012 Facility contains customary events of default. We were in compliance with our debt covenants at December 28, 2012.
Revenue Accounting for Contracts / Accounting for Joint Ventures

In general, we recognize revenue at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For multiple contracts with a single customer we account for each contract separately. We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. A significant portion of the Company's revenue is earned on cost reimbursable contracts. The percentage of revenues realized by the Company by type of contract can be found in Note 1 of Notes to Consolidated Financial Statements included in our 2012 Form 10-K.

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
The following table sets forth pass-through costs included in revenues for each of the three months ended December 28, 2012 and December 30, 2011 (in thousands):

	For the Three Months Ended
	December 28, 2012	December 30, 2011
Pass-through costs included in revenues	$546,416	$543,832

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 28, 2012
(continued)

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
Certain of our joint ventures meet the definition of a "variable interest entity", or "VIE". As defined in U.S. GAAP, a VIE is a legal entity in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance; (ii) the obligation to absorb the expected losses of the legal entity; or (iii) the right to receive the expected residual returns of the legal entity. Accordingly, entities issuing consolidated financial statements (i.e., a "reporting entity") shall consolidate a VIE if the reporting entity has a "controlling financial interest" in the VIE, as demonstrated by the reporting entity having both (i) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance; and (ii) the the right to receive benefits from the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE.
In evaluating our VIEs for possible consolidation, we perform a qualitative analysis to determine whether or not we have a "controlling financial interest" in the VIE as defined by U.S. GAAP. We consolidate only those VIEs over which we have a controlling financial interest. For the Company’s unconsolidated joint ventures, we use the equity method of accounting. The Company does not currently participate in any significant VIEs in which it has a controlling financial interest.
There were no changes in facts and circumstances during the period that caused the Company to reassess the method of accounting for its VIEs.

Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three month periods ended December 28, 2012 and December 30, 2011 (in thousands):

	For the Three Months Ended
Component:	December 28, 2012	December 30, 2011
Service cost	$11,056	$8,846
Interest cost	17,713	18,674
Expected return on plan assets	(20,397)	(18,600)
Amortization of previously unrecognized items	5,573	4,867
Net periodic benefit cost	$13,945	$13,787

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 28, 2012
(continued)

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2013 (in thousands):

Cash contributions made during the first three months of fiscal 2013	$21,884
Cash contributions we expect to make during the remainder of fiscal 2013	40,523
Total	$62,407
The change in pension liability included in the Consolidated Statements of Comprehensive Income for the three months ended December 28, 2012 and December 30, 2011 relates primarily to the effects of exchange rate changes.

Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share ("EPS") to the denominator used to compute diluted EPS for the three months ended December 28, 2012 and December 30, 2011; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended
	December 28, 2012	December 30, 2011
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	128,644	126,921
Effect of stock options and restricted stock	1,025	1,166
Denominator used to compute diluted EPS	129,669	128,087
Antidilutive stock options and restricted stock	4,737	4,642
Shares of common stock issued from the exercise of stock options and the release of restricted stock	408.9	560.9

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
December 28, 2012
(continued)

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
In March 2008, one of Jacobs' subsidiaries, Carter & Burgess Inc. ("C&B"), filed suit against the City of Victorville in Superior Court in California, for amounts due and owing C&B regarding C&B's engineering and design of a cogeneration facility. In May 2009, the City of Victorville filed a cross-complaint against C&B and Jacobs alleging breach of contract, professional negligence, breach of express and implied warranty, fraud, breach of fiduciary duty and negligent misrepresentation. The City's fraud and punitive damage allegations were dismissed. The case was tried in Riverside Superior Court, California and in December 2010, a jury returned a verdict against C&B for approximately $52 million in damages. An appeal was filed with the Court of Appeal, State of California, Fourth Appellate District, and, during the pendency of that appeal, interest accrued on the judgment at the statutory rate of 10%. In December 2012, prior to the hearing on the appeal, the case was settled for $54 million. Although the insurers have agreed to fund the settlement, they have also reserved their rights related to that obligation. Despite this, the Company believes there is insurance coverage for this matter as well as indemnification rights against the former stockholders of C&B. Accordingly, Jacobs does not expect it to have any material adverse effect on its consolidated financial statements.
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
General
The purpose of this Management’s Discussion and Analysis ("MD&A") is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•
The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K ("2012 Form 10-K"), and the most current discussion of our significant accounting policies appears in Note 2—Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2012 Form 10-K, as well as the discussion of any new accounting standards issued, which is included in the Notes to Consolidated Financial Statements of this Form 10-Q;

•	The Company’s fiscal 2012 audited consolidated financial statements and notes thereto included in our 2012 Form 10-K; and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Form 10-K.
In addition to historical information, this MD&A may contain forward-looking statements that are not based on historical fact. When used herein, words such as "expects", "anticipates", "believes", "seeks", "estimates", "plans", "intends", and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, included in our 2012 Form 10-K. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission.
Overview
The Company's earnings for the quarter ended December 28, 2012 increased by 10.4% compared to the corresponding period last year. There were no significant changes during the first quarter of fiscal 2013 from the Company's outlook as of the end of fiscal 2012 regarding the various industry groups and markets in which our clients operate, or in the demand for the services we provide our clients.
We saw increases in business activity among most of the industry groups and markets we serve, particularly in the Chemicals and Polymers and Oil and Gas—Upstream industries. We did, however, see a decrease in revenues in the Refining-Downstream industry in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012. Included in Refining-Downstream revenues in the corresponding period last year were a significant amount of pass-through costs for a large U.S. based project that was winding down at the end of fiscal 2012. We had strong sales in this market during the first quarter of fiscal 2013 and we continue to believe that this will be a strong market in fiscal 2013 particularly in Europe, Asia and the Middle East.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations
Net earnings for the first quarter of fiscal 2013 ended December 28, 2012 increased $9.3 million, or 10.4%, to $99.0 million (or $0.76 per diluted share) from $89.7 million (or $0.70 per diluted share) for the corresponding period last year.
Total revenues for the first quarter of fiscal 2013 increased by $127.9 million, to $2.76 billion, compared to $2.63 billion for the first quarter of fiscal 2012.

The following table sets forth our revenues by the various types of services we provide for the three months ended December 28, 2012 and December 30, 2011 (in thousands):

	For the Three Months Ended
	December 28, 2012	December 30, 2011
Technical Professional Services Revenues:
Project Services	$1,432,309	$1,357,583
Process, Scientific, and Systems Consulting	179,610	180,452
Total Technical Professional Services Revenues	1,611,919	1,538,035
Field Services Revenues:
Construction	832,259	757,803
Operations and Maintenance ("O&M")	315,463	335,930
Total Field Services Revenues	1,147,722	1,093,733
Total Revenues	$2,759,641	$2,631,768

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three months ended December 28, 2012 and December 30, 2011 (in thousands):

	For the Three Months Ended
	December 28, 2012	December 30, 2011
National Government Programs	$553,942	$552,355
Refining - Downstream	522,239	589,887
Chemicals and Polymers	520,611	439,500
Infrastructure	272,545	268,016
Oil & Gas - Upstream	221,634	143,848
Buildings	195,586	214,024
Pharmaceuticals and Biotechnology	139,335	129,278
Mining and Minerals	139,000	131,102
Industrial and Other	194,749	163,758
	$2,759,641	$2,631,768

For the three months ended December 28, 2012, revenues from clients operating in the Oil and Gas—Upstream industry increased $77.8 million, or 54.1%, to $221.6 million from $143.8 million for the corresponding period last year primarily as a result of improvement in the Canadian oil and gas business. The Company expects this market to remain strong during fiscal 2013 as projections continue to show a strong oil price forecast. We also anticipate an increase in our field services activities for clients in this market in the current fiscal year.

For the three months ended December 28, 2012, revenues from clients operating in the Chemicals and Polymers industry increased $81.1 million, or 18.5%, to $520.6 million from $439.5 million for the corresponding period last year. The effect of shale gas projects and the low price of natural gas continues to influence activity in the chemicals market. Because there is now a large source of feedstock available outside refineries which can grow independently of the refining infrastructure, we believe

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

more projects are now economically viable and capital is being deployed to develop these opportunities. Furthermore, our clients are looking at various options to monetize natural gas.

For the three months ended December 28, 2012, revenues from clients operating in the Pharmaceuticals and Biotechnology industries and markets increased $10.1 million, or 7.8%, to $139.3 million from $129.3 million for the corresponding period last year. This increase was due primarily to a number of new and continuing projects in Europe. Although we view this market as steady, we see growth prospects in the areas of biotechnology-based drug development in Europe and North America and for secondary manufacturing expansion in Asia and South America.

For the three months ended December 28, 2012, revenues from clients operating in the Mining and Minerals market increased $7.9 million, or 6.0%, to $139.0 million from $131.1 million for the corresponding period last year. Although we see opportunities to grow this business in fiscal 2013, our clients in this market have been affected negatively by a general slowdown in the rate of growth in the Chinese economy; falling spot prices for iron ore, coking, and thermal coal; and weaker commodity prices - albeit these declines have occurred from prices that were generally high from a historical perspective. These trends have resulted in clients reducing their capital spending in the Mining and Minerals market. Despite this cooling market we believe that we are well positioned to capture additional market share during fiscal 2013 and beyond, particularly in the area of small-cap projects and maintenance-driven work.

For the three months ended December 28, 2012, revenues from clients operating in the Industrial and Other markets increased $31.0 million, or 18.9%, to $194.7 million from $163.8 million for the corresponding period last year. This increase was due primarily to increased activity in the U.S. Pulp & Paper market.

For the three months ended December 28, 2012, National Government Programs revenues remained relatively flat compared to the corresponding period last year. We believe the potential for sequestration to occur caused, and may continue to cause, several agencies to slow the release of work, the impact of which will likely start to occur in late fiscal 2013. Nevertheless, certain recent changes in government contracting in the U.S. have helped to stabilize this area of our business and may continue to help stabilize it in the future. We have seen an increasing volume of work released by U.S. government agencies in the form of multiple award task order contracts ("MATOC"). These types of awards allow the Company to bid on, and participate in, more government sites than large, single-award contracts. We believe our cost profile makes us very competitive for MATOC-type awards.

For the three months ended December 28, 2012, revenues from clients operating in the Infrastructure market remained relatively flat compared to the corresponding period last year. We expect the North American infrastructure market to remain flat for the remainder of fiscal year with growth efforts focused on increasing our market share. We had significant wins in the North American market this quarter. We do expect to see additional spending in the U.K. market during fiscal 2013.

For the three months ended December 28, 2012, revenues from clients operating in the Buildings market decreased $18.4 million, or 8.6%, to $195.6 million from $214.0 million for the corresponding period last year because of declines in U.S. government spending. Our Buildings market continues to shift towards projects for clients in the private sector. In spite of the overall decrease in government spending, we see some strengthening in the K-12 educational building market based on the passage of several bond measures in certain key U.S. markets in which we operate. Growth in the private sector business is coming from mission critical, education, healthcare, aviation, and corporate and commercial programs and projects. We expect this market to grow during fiscal 2013.

For the three months ended December 28, 2012, revenues from clients operating in the Refining-Downstream industry decreased $67.7 million, or 11.5%, to $522.2 million from $589.9 million for the corresponding period last year. However, a significant amount of pass-through costs for a large U.S. based project that was winding down at the end of fiscal year 2012 were included in revenues in the corresponding prior year period. Not withstanding this decrease, we believe the level of profits realized by our refinery clients will help drive new capital projects, particularly as refiners assess possible changes in their crude slate and the need to revamp decades-old facilities to meet changing demand and the continuing effects of environmental regulations. We had strong sales in this market in the first quarter of fiscal 2013 and believe it will be a strong market in fiscal 2013.
Direct costs of contracts for the first quarter of fiscal 2013 increased $113.2 million, or 5.1% to $2.3 billion from $2.2 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

we refer to such costs as "pass-through costs"). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

For the three months ended December 28, 2012, pass-through costs were $546.4 million, which was relatively unchanged as compared to the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three months ended December 28, 2012 was 84.2%. This compares to 84.0% for the three months ended December 30, 2011. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. There were no fundamental changes in the mix of our business in the first quarter of fiscal 2013 when compared to the corresponding period last year.

Interest expense for the three months ended December 28, 2012 was relatively unchanged form the corresponding period last year and relates primarily to the debt incurred in connection with the acquisition of the Aker Entities. See Note 3 of Notes to Consolidated Financial Statements of our 2012 Form 10-K for a more complete discussion of the acquisition of the Aker Entities,

For the three months ended December 28, 2012 our consolidated effective income tax rate was 33.1%. This compares to a consolidated effective income tax rate of 34.5% for the corresponding period in fiscal 2012. In general, the lower effective tax rate in fiscal 2013 as compared to fiscal 2012 is due to the reduction of unbenefited foreign losses.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes our backlog at December 28, 2012 and December 30, 2011 (in millions):

	December 28, 2012	December 30, 2011
Technical professional services	$10,407.3	$9,529.5
Field services	5,782.3	4,952.5
Total	$16,189.6	$14,482.0

Our backlog increased $1.7 billion, or 11.8%, to $16.2 billion at December 28, 2012 from $14.5 billion at December 30, 2011. Backlog at December 28, 2012 includes new awards during the first quarter of fiscal 2013 from clients operating in many of the industry groups and markets we serve, with particularly important wins from clients operating in the Chemicals and Polymers, Refining - Downstream, Oil & Gas - Upstream, National Government Programs, and Infrastructure industry groups and markets.
Liquidity and Capital Resources
At December 28, 2012, our principal sources of liquidity consisted of $1.24 billion of cash and cash equivalents, and $680.7 million of available borrowing capacity under our $1.21 billion unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.
During the three months ended December 28, 2012, our cash and cash equivalents increased by $209.3 million from $1.03 billion at September 28, 2012 to $1.24 billion at December 28, 2012. This compares to a net increase in cash and cash equivalents of $53.6 million to $959.2 million during the corresponding period last year. During the three months ended December 28, 2012, we experienced net cash inflows of $246.7 million from operating activities. These cash inflows were offset by cash outflows of $25.4 million from investing activities, $10.5 million from financing activities, and $1.5 million from the effects of exchange rate changes.

Our operations provided net cash inflows of $246.7 million during the three months ended December 28, 2012. This compares to net cash inflows of $146.2 million for the corresponding period last year. The $100.5 million increase in cash flows from operating activities during the three months ended December 28, 2012 as compared to the corresponding period last year was due primarily to a $52.8 million change relating to our working capital accounts (discussed below), an $18.4 million reduction in pension contributions, and a $13.1 million increase in net earnings attributable to the Group.
Because such a high percentage of our revenues is earned on cost-plus type contracts, and due to the significance of revenues relating to pass-through costs, most of the costs we incur are included in invoices we send to clients. Although we continually monitor our accounts receivable, we manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, accounts payable, and billings in excess of cost. Accounts payable consists of obligations to third parties relating primarily to costs incurred for projects which are generally billable to clients. Accounts receivable consist of amounts due from our clients — a substantial portion of which is for project-related costs. Billings in excess of cost consist of billings to and payments from our clients for costs yet to be incurred.
This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $52.8 million change in cash flows relating to our working capital accounts was due simply to the timing of cash receipts and payments within our working capital accounts. During the first quarter of fiscal 2013, the Company experienced a slight improvement in its collection of accounts receivable. Though the Company provides services in a number of countries outside the U.S., we believe our credit risk is not significant. Our private sector customers are comprised principally of large, well known, and well established multi-national companies. Our government customers are comprised of national, state, and local agencies located principally in the U.S. and the U.K. We have not historically experienced significant collection issues with either of our governmental or non-governmental customers.
We used $25.35 million of cash and cash equivalents for investing activities during the three months ended December 28, 2012 as compared to $85.84 million during the corresponding period last year. The $60.49 million decrease in cash and cash equivalents used for investing activities was due primarily to no merger and acquisition activity during the first quarter of fiscal 2013 as compared to the corresponding period last year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our financing activities resulted in net cash outflows of $10.5 million during the three months ended December 28, 2012. This compares to net cash outflows of $12.4 million during the corresponding period last year. The Company did not engage in any significant financing activity during the first quarter of fiscal 2013.
The Company had $1.24 billion of cash and short term equivalents at December 28, 2012. Of this amount, approximately $959.2 million was held in the U.S. and $282.5 million was held outside of the U.S., primarily in Canada, the United Kingdom, the Eurozone, and Australia. Other than the tax cost of repatriating funds held outside the U.S. to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements included in our 2012 Form 10-K), there are no impediments to repatriating these funds to the U.S.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $1.24 billion in cash and cash equivalents at December 28, 2012, compared to $1.03 billion at September 28, 2012. Our consolidated working capital position at December 28, 2012 was $1.94 billion, an increase of $79.5 million from September 28, 2012.
There was $680.7 million of borrowing capacity remaining under our revolving credit facility at December 28, 2012. We believe that the capacity, terms and conditions of our revolving credit facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.
The Company had $234.6 million of letters of credit outstanding at December 28, 2012. Of this amount, $12.1 million was issued under our revolving credit facility and $222.5 million was issued under separate, committed and uncommitted letter-of-credit facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please see the Note "Long-term Debt" included in the Notes to Consolidated Financial Statements appearing under Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the Company's revolving credit facility.
Foreign Currency Risk
In situations where our operations incur contract costs in currencies other than their functional currency, we attempt to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts in order to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC 815—Derivatives and Hedging in accounting for our derivative contracts. The Company does not currently have exchange rate sensitive instruments that would have a material effect on our consolidated financial statements or results of operations.

Item 4.	Controls and Procedures.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 28, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 is included in the Note "Commitments and Contingencies" included in the Notes to Consolidated Financial Statements appearing under Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
Please refer to Item 1A—Risk Factors in our 2012 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors during the period covered by this Quarterly Report on Form 10-Q.

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

Date: January 24, 2013