Form 10-Q
period 2013-03-29
JACOBS ENGINEERING GROUP INC /DE/
filed 2013-05-01
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on

 FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2013

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
☐  Yes   ☒  No
Number of shares of common stock outstanding at April 24, 2013: 130,797,682

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 29, 2013	September 28, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,166,207	$1,032,457
Receivables	2,274,362	2,348,892
Deferred income taxes	116,537	142,369
Prepaid expenses and other	84,395	88,359
Total current assets	3,641,501	3,612,077
Property, Equipment and Improvements, Net	358,846	331,131
Other Noncurrent Assets:
Goodwill	2,005,235	2,010,340
Miscellaneous	866,149	885,885
Total other non-current assets	2,871,384	2,896,225
	$6,871,731	$6,839,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$3,600	$—
Accounts payable	350,777	376,694
Accrued liabilities	1,038,333	1,061,969
Billings in excess of costs	257,775	263,275
Income taxes payable	3,759	45,114
Total current liabilities	1,654,244	1,747,052
Long-term Debt	447,213	528,260
Other Deferred Liabilities	772,248	796,338
Redeemable Noncontrolling Interest	8,658	8,894
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—130,720,171 shares and 129,935,881 shares, respectively	130,720	129,936
Additional paid-in capital	1,027,194	953,983
Retained earnings	3,085,322	2,920,441
Accumulated other comprehensive loss	(287,689)	(281,887)
Total Jacobs stockholders’ equity	3,955,547	3,722,473
Noncontrolling interests	33,821	36,416
Total Group stockholders’ equity	3,989,368	3,758,889
	$6,871,731	$6,839,433
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Months Ended March 29, 2013 and March 30, 2012
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenues	$2,835,084	$2,702,851	$5,594,725	$5,334,619
Costs and Expenses:
Direct cost of contracts	(2,370,183)	(2,276,647)	(4,694,101)	(4,487,373)
Selling, general and administrative expenses	(299,698)	(293,066)	(575,152)	(572,156)
Operating Profit	165,203	133,138	325,472	275,090
Other Income (Expense):
Interest income	1,099	1,563	2,189	2,958
Interest expense	(3,035)	(2,496)	(6,729)	(6,158)
Miscellaneous income (expense), net	(1,359)	110	(2,713)	(21)
Total other expense, net	(3,295)	(823)	(7,253)	(3,221)
Earnings Before Taxes	161,908	132,315	318,219	271,869
Income Tax Expense	(54,819)	(44,869)	(106,607)	(92,987)
Net Earnings of the Group	107,089	87,446	211,612	178,882
Net Income Attributable to Noncontrolling Interests	(2,688)	(3,513)	(8,201)	(5,239)
Net Earnings Attributable to Jacobs	$104,401	$83,933	$203,411	$173,643
Net Earnings Per Share:
Basic	$0.81	$0.66	$1.58	$1.37
Diluted	$0.80	$0.65	$1.56	$1.35
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net income during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended March 29, 2013 and March 30, 2012
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net Earnings of the Group	$107,089	$87,446	$211,612	$178,882
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(13,162)	10,598	(24,136)	22,214
Gain on cash flow hedges	(806)	201	(638)	1,379
Change in pension liabilities	24,178	(6,081)	25,925	(4,257)
Other comprehensive income before taxes	10,210	4,718	1,151	19,336
Income Tax Expense:
Foreign currency translation adjustments	—	—	—	—
Cash flow hedges	268	(80)	198	(492)
Change in pension liability	(6,563)	1,613	(7,151)	1,189
Income Tax Benefit (Expense)	(6,295)	1,533	(6,953)	697
Net Other Comprehensive Income (Loss)	3,915	6,251	(5,802)	20,033
Net Comprehensive Income of the Group	111,004	93,697	205,810	198,915
Net Comprehensive Income Attributable to Noncontrolling Interests	(2,688)	(3,513)	(8,201)	(5,239)
Net Comprehensive Income Attributable to Jacobs	$108,316	$90,184	$197,609	$193,676
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended March 29, 2013 and March 30, 2012 (In thousands) (Unaudited)

	March 29, 2013	March 30, 2012
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$211,612	$178,882
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	32,091	28,488
Intangible assets	15,681	22,020
Stock based compensation	18,639	15,536
Tax deficiency (benefit) from stock based compensation	2,806	(4,209)
Equity in earnings of investees, net of cash distributions	(10,545)	(7,271)
Losses on sales of assets, net	887	647
Change in pension plan obligations	(6,089)	(37,596)
Change in deferred compensation plans	(4,137)	(4,320)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	20,703	(74,984)
Prepaid expenses and other current assets	2,392	6,908
Accounts payable	(20,189)	(18,617)
Accrued liabilities	1,789	32,490
Billings in excess of costs	1,072	16,234
Income taxes payable	(20,854)	(21,543)
Deferred income taxes	1,127	(3,638)
Other deferred liabilities	(1,484)	(3,667)
Change in long-term receivable	6,495	—
Other, net	677	(3,324)
Net cash provided by operating activities	252,673	122,036
Cash Flows from Investing Activities:
Additions to property and equipment	(64,485)	(37,751)
Disposals of property and equipment	1,896	181
Change in cash related to consolidation of joint ventures	3,386	—
Purchases of investments	(2)	(696)
Sales of investments	11	13
Acquisitions of businesses, net of cash acquired	—	(69,282)
Net cash used for investing activities	(59,194)	(107,535)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended March 29, 2013 and March 30, 2012 (In thousands) (Unaudited) (Continued)

	March 29, 2013	March 30, 2012
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	285,385
Repayments of long-term borrowings	(69,053)	—
Proceeds from short-term borrowings	11,508	795
Repayments of short-term borrowings	(7,975)	(321,113)
Proceeds from issuances of common stock	23,801	20,719
Tax (deficiency) benefit from stock based compensation	(2,806)	4,209
Distributions to noncontrolling interests	(5,733)	(3,159)
Contributions from noncontrolling interests	—	3,868
Net cash used for financing activities	(50,258)	(9,296)
Effect of Exchange Rate Changes	(9,471)	10,669
Net Increase in Cash and Cash Equivalents	133,750	15,874
Cash and Cash Equivalents at the Beginning of the Period	1,032,457	905,633
Cash and Cash Equivalents at the End of the Period	$1,166,207	$921,507

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 29, 2013

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 29, 2013 and for the three and six month periods ended March 29, 2013 and March 30, 2012.
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
March 29, 2013
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
In February 2013, the FASB adopted ASU No. 2013-02—Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of earnings or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. ASU 2013-02 is effective for annual and interim periods beginning after December 15, 2012. The adoption of ASU 2012-02 has not had a material effect on the Company's consolidated financial statements.
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
March 29, 2013
(continued)

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
Receivables
The following table presents the components of "Receivables" appearing in the accompanying Consolidated Balance Sheets at March 29, 2013 and September 28, 2012 as well as certain other related information (in thousands):

	March 29, 2013	September 28, 2012
Components of receivables:
Amounts billed	$1,143,753	$1,193,500
Unbilled receivables and other	1,091,730	1,110,008
Retentions receivable	38,879	45,384
Total receivables, net	$2,274,362	$2,348,892
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$305,802	$294,327
Claims receivable	$38,435	$26,309

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

Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at March 29, 2013 and September 28, 2012 consisted of the following (in thousands):

	March 29, 2013	September 28, 2012
Land	$22,685	$23,786
Buildings	132,167	136,193
Equipment	515,844	502,568
Leasehold improvements	189,057	163,916
Construction in progress	23,340	29,595
	883,093	856,058
Accumulated depreciation and amortization	(524,247)	(524,927)
	$358,846	$331,131

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 29, 2013
(continued)

Long-term Debt
The Company has a long-term, unsecured, revolving credit facility (the "2012 Facility") providing $1.21 billion of borrowing capacity with a syndicate of large, U.S. and international banks and financial institutions. The total amount outstanding under this facility in the form of direct borrowings at March 29, 2013 was $447.2 million. Additionally, the Company has issued $12.1 million in letters of credit leaving $745.6 million of available borrowing capacity under this facility at March 29, 2013.
The 2012 Facility expires in March 2017 and permits the Company to borrow under three separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2012 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2012 Facility will bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.225% or a base rate plus a margin of between 0% and 0.225%. The 2012 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.125% and 0.275% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2012 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2012 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2012 Facility contains customary events of default. We were in compliance with our debt covenants at March 29, 2013.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 29, 2013
(continued)

The following table sets forth pass-through costs included in revenues for each of the three and six months ended March 29, 2013 and March 30, 2012 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Pass-through costs included in revenues	$573,617	$572,220	$1,120,033	$1,116,052

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
Certain of our joint ventures meet the definition of a "variable interest entity" ("VIE"). As defined in U.S. GAAP, a VIE is a legal entity in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance; (ii) the obligation to absorb the expected losses of the legal entity; or (iii) the right to receive the expected residual returns of the legal entity. Accordingly, entities issuing consolidated financial statements (i.e., a "reporting entity") shall consolidate a VIE if the reporting entity has a "controlling financial interest" in the VIE, as demonstrated by the reporting entity having both (i) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance; and (ii) the right to receive benefits from the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE.
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
March 29, 2013
(continued)

Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and six month periods ended March 29, 2013 and March 30, 2012 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Component:	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Service cost	$10,964	$8,809	$22,019	$17,655
Interest cost	17,376	18,662	35,089	37,337
Expected return on plan assets	(20,060)	(18,597)	(40,457)	(37,197)
Amortization of previously unrecognized items	5,254	4,876	10,627	9,742
Settlement Loss	199	—	400	—
Net periodic benefit cost	$13,733	$13,750	$27,678	$27,537

Included in the above table are amounts relating to a U.S. pension plan, the participating employees which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the expectation of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. The underfunded amount for this pension plan is included in "Other Noncurrent Assets" in the accompanying Consolidated Balance Sheet at March 29, 2013. Net periodic pension costs for this pension plan for the three and six months ended March 29, 2013 were $3.5 million and $7.0 million, respectively, and for the three and six months ended March 30, 2012 were $5.2 million and $10.3 million, respectively. Amounts related to the amortization of previously unrecognized items for this pension plan for the three and six months ended March 29, 2013 were $912.2 thousand and $1.8 million, respectively and for the three and six months ended March 30, 2012 were $1.9 million and $3.8 million, respectively.

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2013 (in thousands):

Cash contributions made during the first six months of fiscal 2013	$33,767
Cash contributions we expect to make during the remainder of fiscal 2013	21,617
Total	$55,384

Other Comprehensive Income
The following table presents amounts reclassified from Other Comprehensive Income to the Company's Consolidated Statements of Earnings for the periods presented related to the Company's defined benefit pension plans (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Amortization of Defined Benefit Items:
Actuarial losses	$(4,352)	$(2,863)	$(8,826)	$(5,715)
Prior service cost	11	(60)	24	(122)
Total Before Income Tax	(4,341)	(2,923)	(8,802)	(5,837)
Income Tax Benefit	1,245	865	2,524	1,727
Total reclassifications after-tax	$(3,096)	$(2,058)	$(6,278)	$(4,110)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 29, 2013
(continued)

Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share ("EPS") to the denominator used to compute diluted EPS for the three and six months ended March 29, 2013 and March 30, 2012; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	129,096	127,412	128,876	127,171
Effect of stock options and restricted stock	1,634	1,314	1,408	1,176
Denominator used to compute diluted EPS	130,730	128,726	130,284	128,347
Antidilutive stock options and restricted stock	1,689	2,977	2,630	3,894
Shares of common stock issued from the exercise of stock options and the release of restricted stock	1,472	929	1,881	1,490

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
In March 2008, one of Jacobs' subsidiaries, Carter & Burgess Inc. ("C&B"), filed suit against the City of Victorville in Superior Court in California, for amounts due and owing C&B regarding C&B's engineering and design of a cogeneration facility. In May 2009, the City of Victorville filed a cross-complaint against C&B and Jacobs alleging breach of contract,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 29, 2013
(continued)

professional negligence, breach of express and implied warranty, fraud, breach of fiduciary duty and negligent misrepresentation. The City's fraud and punitive damage allegations were dismissed. The case was tried in Riverside Superior Court, California and in December 2010, a jury returned a verdict against C&B for approximately $52 million in damages. An appeal was filed with the Court of Appeal, State of California, Fourth Appellate District, and, during the pendency of that appeal, interest accrued on the judgment at the statutory rate of 10%. Prior to the hearing on the appeal, the case was settled. The Company's insurers have funded this settlement, subject to a reservation of rights.  The former shareholders of C&B have agreed to advance any amounts paid by the Company to the insurers plus attorneys' fees.  While the former shareholders have not agreed to liability, the Company is confident in its right to indemnification against such shareholders.  The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.
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
The Company is a defendant in numerous matters pending in North Carolina's Superior Courts arising out of a June 9, 2009 natural gas explosion at a ConAgra Foods Inc. plant in Garner, Wake County, North Carolina. The claims that have been brought against the Company include wrongful death claims, personal injury claims and a claim for property losses to the plant property itself. In one of the personal injury cases the Judge made an order which is expected to result in a judgment against the Company in the amount of approximately $14 million, which is covered by insurance. We plan to appeal any such judgment. In each of the cases, the litigation is being defended vigorously and the Company believes it has meritorious defenses. In addition, the Company believes it has adequate insurance coverage as well as a right to indemnification from ConAgra. Accordingly, the Company does not expect these matters to have any material adverse effect on its consolidated financial statements.

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
Overview
The Company's net earnings for the three and six months ended March 29, 2013 increased by 24.4% and 17.1%, respectively, compared to the corresponding periods last year. The Company also had a good sales quarter with significant awards in the Aerospace and Defense, Refining - Downstream, Infrastructure, Oil & Gas - Upstream, and Chemicals & Polymers industry groups and markets. Backlog at March 29, 2013 was $16.8 billion, an increase of 11.2% over backlog at March 30, 2012. The Company continues to have a positive outlook in nearly all of the industry groups and markets in which our clients operate.
We saw increases in business activity among most of the industry groups and markets we serve, particularly in the Chemicals and Polymers and Oil and Gas—Upstream industries. We did, however, see a decrease in revenues in the Refining-Downstream industry in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012. Included in Refining-Downstream revenues in the corresponding period last year were a significant amount of pass-through costs for a large U.S. based project that was winding down during fiscal 2012. We had strong sales in this market during the first six months of fiscal 2013 and we continue to believe this will be a strong market for us in the near-term in North America, Europe, Asia and the Middle East.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations
Net earnings for the second quarter of fiscal 2013 ended March 29, 2013 increased $20.5 million, or 24.4%, to $104.4 million (or $0.80 per diluted share) from $83.9 million (or $0.65 per diluted share) for the corresponding period last year.

For the six months ended March 29, 2013, net earnings increased $29.8 million, or 17.1%, to $203.4 million (or $1.56 per diluted share), from $173.6 million (or $1.35 per diluted share) for the six months ended March 30, 2012.
Total revenues for the second quarter of fiscal 2013 increased by $132.2 million, to $2.84 billion, from $2.70 billion for the second quarter of fiscal 2012. For the six months ended March 29, 2013, total revenues increased $260.1 million, to $5.59 billion, from $5.33 billion for the corresponding period last year.

The following table sets forth our revenues by the various types of services we provide for the three and six months ended March 29, 2013 and March 30, 2012 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Technical Professional Services Revenues:
Project Services	$1,510,332	$1,454,829	$2,942,641	$2,812,412
Process, Scientific, and Systems Consulting	183,797	199,915	363,407	380,367
Total Technical Professional Services Revenues	1,694,129	1,654,744	3,306,048	3,192,779
Field Services Revenues:
Construction	822,706	751,443	1,654,965	1,509,246
Operations and Maintenance ("O&M")	318,249	296,664	633,712	632,594
Total Field Services Revenues	1,140,955	1,048,107	2,288,677	2,141,840
Total Revenues	$2,835,084	$2,702,851	$5,594,725	$5,334,619

Project Services revenues for the six months ended March 29, 2013, increased $130.2 million, or 4.6%, from the corresponding period last year. The increase in Project Services Revenue occurred principally in our North American and UK operations primarily in support of our clients in the Chemicals and Polymers, Refining - Downstream, and Oil & Gas Upstream industry groups and markets.

Process, Scientific, and Systems Consulting revenues for the six months ended March 29 2013, decreased $17.0 million, or 4.5%, from the corresponding period last year. The revenues in this industry group primarily relate to science, engineering and technical support services provided to our U.S. Government clients. This decrease can be primarily attributed to the winding down of one project for the U.S. federal government.

Construction revenues for the six months ended March 29, 2013, increased $145.7 million, or 9.7%, from the corresponding period last year. The Company experienced increased activity in the Oil & Gas - Upstream, Chemicals and Polymers, and Mining and Minerals industry groups and markets.

Our Operations and Maintenance revenues for the six months ended March 29, 2013 were relatively unchanged but the mix of work changed. Operations and Maintenance revenues in our National Government Programs market increased $73.8 million from the corresponding period last year, primarily as a result of a business we acquired that manages and operates the Strategic Petroleum Reserve for the U.S. Department of Energy and revenues related to our Canadian Operations decreased by $82.7 million from the corresponding period last year. Nevertheless, we expect to see increases in our Canadian Operations and Maintenance revenues for the remainder of fiscal 2013.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and six months ended March 29, 2013 and March 30, 2012 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
National Government Programs	$574,414	$557,718	$1,128,356	$1,110,073
Refining - Downstream	539,368	607,930	1,061,607	1,197,817
Chemicals and Polymers	576,101	414,833	1,096,712	854,333
Infrastructure	284,774	274,224	557,319	542,240
Oil & Gas - Upstream	199,065	167,846	420,699	311,694
Buildings	176,802	226,613	372,388	440,637
Pharmaceuticals and Biotechnology	137,613	153,960	276,948	283,238
Mining and Minerals	140,291	116,531	279,291	247,633
Industrial and Other	206,656	183,196	401,405	346,954
	$2,835,084	$2,702,851	$5,594,725	$5,334,619

For the three and six months ended March 29, 2013, National Government Programs revenues remained relatively flat compared to the corresponding periods last year. During the quarter our clients' response to the effects from the federal budget sequestration was near term budget reductions on some of our existing contracts and delays in procurement actions. These actions had little effect on the Company's revenues in this market during the first six months of fiscal 2013. The longer term impact of sequestration is unclear at this time. Nevertheless, we had a significant Aerospace and Defense award in this market during the quarter. In addition certain recent changes in government contracting in the U.S. have helped to stabilize this area of our business and may continue to help stabilize it in the future. We have seen an increasing volume of work released by U.S. government agencies in the form of multiple award task order contracts ("MATOC"). These types of awards allow the Company to bid on, and participate in, more government sites than large, single-award contracts. We believe our cost profile makes us very competitive for MATOC-type awards.

For the three months ended March 29, 2013, revenues from clients operating in the Refining-Downstream industry decreased $68.6 million, or 11.3%, to $539.4 million from $607.9 million for the corresponding period last year. For the six months ended March 29, 2013, revenues decreased $136.2 million, or 11.4%, to $1.1 billion from $1.2 billion for the corresponding period last year. Included in revenues for the three and six months ended March 30, 2012 were a significant amount of pass-through costs for a large U.S. based project that was winding down during fiscal 2012. Notwithstanding this decrease, we had strong sales in this market during the second quarter of fiscal 2013 and believe it will continue to be a strong market for the remainder of fiscal 2013. Looking forward, several downstream companies have announced large capital projects and the industry is beginning to focus on compliance with the EPA TIER 3 Ultra Low Sulfur Gasoline regulations where we believe we are well positioned to support our clients with the required facility modifications.

For the three months ended March 29, 2013, revenues from clients operating in the Chemicals and Polymers industries increased $161.3 million, or 38.9%, to $576.1 million from $414.8 million for the corresponding period last year. For the six months ended March 29, 2013, revenues increased $242.4 million, or 28.4%, to $1.1 billion from $854.3 million for the corresponding period last year. The effect of shale gas projects and the low price of natural gas continues to influence activity in the chemicals market. Because there is now a large source of feedstock available outside refineries which can grow independently of the refining infrastructure, we believe more projects are now economically viable and capital is being deployed to develop these opportunities. Furthermore, our clients are looking at various options to monetize natural gas.

For the three months ended March 29, 2013, revenues from clients operating in the Infrastructure market increased $10.6 million, or 3.8%, to $284.8 million from $274.2 million for the corresponding period last year. For the six months ended March 29, 2013, revenues increased $15.1 million, or 2.8%, to $557.3 million from $542.2 million for the corresponding period last year. We view the infrastructure market as strong globally. We believe the U.S. market should benefit from several recent bond passages and we are leveraging our capabilities in the U.S. and India into markets in the Middle East and Australia. The U.K. market should improve as the government has taken further action to increase the level of infrastructure spending. We also had significant wins in the U.S. market again this quarter.

For the three months ended March 29, 2013, revenues from clients operating in the Oil and Gas—Upstream industry increased $31.2 million, or 18.6%, to $199.1 million from $167.8 million for the corresponding period last year. For the six

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

months ended March 29, 2013, revenues increased $109.0 million, or 35.0%, to $420.7 million from $311.7 million for the corresponding period last year. These increases were primarily as a result of improvement in the Canadian oil and gas business. The Company expects this market to remain strong for the remainder of fiscal 2013 as projections continue to show a strong oil price forecast. We also anticipate an increase in our field services activities for clients in this market in the current fiscal year, particularly in maintenance activity in Canada. We continue to see more opportunities in the Middle East including unconventional gas development programs and large pipeline FEED projects. We expect the U.K. market to strengthen with a number of opportunities for EPCM projects, FEED's for onshore terminal modifications, and long-term site based alliances.

For the three months ended March 29, 2013, revenues from clients operating in the Buildings market decreased $49.8 million, or 22.0%, to $176.8 million from $226.6 million for the corresponding period last year. For the six months ended March 29, 2013, revenues decreased $68.2 million, or 15.5%, to $372.4 million from $440.6 million for the corresponding period last year. These decreases were primarily the result of declines in U.S. government spending. Our Buildings market continues to shift towards projects for clients in the private sector. In spite of the overall decrease in government spending, we see some strengthening in the K-12 educational building market based on the passage of several bond measures in certain key U.S. markets in which we operate. Growth in the private sector business is coming from mission critical, education, healthcare, aviation, and corporate and commercial programs and projects. Despite the decrease in our Buildings revenues for the three and six months ended March 29, 2013 when compared to the corresponding periods last year, we expect to see growth in this market, particularly in the private sector business in the long-term.

For the three months ended March 29, 2013, revenues from clients operating in the Pharmaceuticals and Biotechnology industries and markets decreased $16.3 million, or 10.6%, to $137.6 million from $154.0 million for the corresponding period last year. For the six months ended March 29, 2013, revenues decreased $6.3 million, or 2.2%, to $276.9 million from $283.2 million for the corresponding period last year. We view this market as steady, with potential growth prospects in the areas of biotechnology-based drug development in Europe and North America and for secondary manufacturing expansion in Asia and South America.

For the three months ended March 29, 2013, revenues from clients operating in the Mining and Minerals market increased $23.8 million, or 20.4%, to $140.3 million from $116.5 million for the corresponding period last year. For the six months ended March 29, 2013, revenues increased $31.7 million, or 12.8%, to $279.3 million from $247.6 million for the corresponding period last year. Although we see opportunities to grow this business in fiscal 2013, our clients in this market have been affected negatively by a general slowdown in the rate of growth in the Chinese economy; falling spot prices for iron ore, coking, and thermal coal; and weaker commodity prices - albeit these declines have occurred from prices that were generally high from a historical perspective. These trends have resulted in clients reducing their capital spending in the Mining and Minerals market. Despite this cooling market we believe that we are well positioned to capture additional market share during fiscal 2013 and beyond, particularly in the area of small-cap projects and maintenance-driven work.

For the three months ended March 29, 2013, revenues from clients operating in the Industrial and Other markets increased $23.5 million, or 12.8%, to $206.7 million from $183.2 million for the corresponding period last year. For the six months ended March 29, 2013, revenues increased $54.5 million, or 15.7%, to $401.4 million from $347.0 million for the corresponding period last year. Included in this market are the Pulp & Paper, High-Tech, Power, and Food & Consumer products industry groups and markets. The increases in Industrial and Other were due primarily to increased activity in the Pulp & Paper market in the U.S. and the High-Tech market in Ireland.
Direct costs of contracts for the second quarter of fiscal 2013 increased $93.5 million, or 4.1%, to $2.4 billion from $2.3 billion for the corresponding period last year. Direct costs of contracts for the six months ended March 29, 2013 increased $206.7 million, or 4.6%, to $4.7 billion from $4.5 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as "pass-through costs"). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

For the three and six months ended March 29, 2013, pass-through costs of $573.6 million and $1.12 billion, respectively, were relatively unchanged as compared to the corresponding periods last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three and six months ended March 29, 2013 was 83.6% and 83.9%, respectively. This compares to 84.2% and 84.1% for the three and six months ended March 30, 2012, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. For the three and six months ended March 29, 2013 the Company experienced an improvement in field services margins and a slight decrease in professional technical services margins.

Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal 2013 increased $6.6 million, or 2.3%, to $299.7 million from $293.1 million for the corresponding period last year. For the six months ended March 29, 2013, SG&A expenses increased $3.0 million, or 0.5%, to $575.2 million from $572.2 million for the corresponding period last year. Included in SG&A expenses for the three and six months ended March 29, 2012 was $3.2 million and $3.7 million, respectively, in business acquisition related due diligence costs compared to $619.6 thousand and $2.4 million, respectively, for the corresponding periods last year.

Interest expense for the three and six months ended March 29, 2013 was relatively unchanged from the corresponding periods last year and relates primarily to the debt under our revolving credit facility incurred in connection with the acquisition of the Aker Entities. See Note 3 of Notes to Consolidated Financial Statements of our 2012 Form 10-K for a more complete discussion of the acquisition of the Aker Entities.

The Company's effective income tax rates for the three and six months ended March 29, 2013 were 33.9% and 33.5%, respectively. The Company's effective income tax rates for the three and six months ended March 30, 2012 were 33.9% and 34.2%, respectively. Lowering the Company's effective income tax rate for the three and six months ended March 29, 2013 when compared to the corresponding period last year was due primarily to a reduction in unbenefited foreign losses. This reduction was offset by the effects of a reduction of income attributable to noncontrolling interests in the second quarter of fiscal 2013 when compared to the first quarter of fiscal 2013.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes our backlog at March 29, 2013 and March 30, 2012 (in millions):

	March 29, 2013	March 30, 2012
Technical professional services	$10,888.9	$9,906.7
Field services	5,901.4	5,189.1
Total	$16,790.3	$15,095.8

Our backlog increased $1.7 billion, or 11.2%, to $16.8 billion at March 29, 2013 from $15.1 billion at March 30, 2012. Backlog at March 29, 2013 includes new awards during the first quarter of fiscal 2013 from clients operating in many of the industry groups and markets we serve, with particularly important wins from clients operating in the Aerospace and Defense, Refining - Downstream, Infrastructure, Oil & Gas - Upstream, and Chemicals & Polymers, industry groups and markets.
Liquidity and Capital Resources
At March 29, 2013, our principal sources of liquidity consisted of $1.17 billion of cash and cash equivalents, and $745.6 million of available borrowing capacity under our $1.21 billion unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.
During the six months ended March 29, 2013, our cash and cash equivalents increased by $133.8 million from $1.03 billion at September 28, 2012 to $1.17 billion at March 29, 2013. This compares to a net increase in cash and cash equivalents of $15.9 million to $921.5 million during the corresponding period last year. During the six months ended March 29, 2013, we experienced net cash inflows of $252.7 million from operating activities. These cash inflows were offset by cash outflows of $59.2 million from investing activities, $50.3 million from financing activities, and $9.5 million from the effects of exchange rate changes.

Our operations provided net cash inflows of $252.7 million during the six months ended March 29, 2013. This compares to net cash inflows of $122.0 million for the corresponding period last year. The $130.6 million increase in cash flows from operating activities during the six months ended March 29, 2013 as compared to the corresponding period last year was due primarily to a $44.4 million change relating to our working capital accounts (discussed below), a $31.5 million reduction in pension contributions, and a $32.7 million increase in net earnings attributable to the Group.
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
This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $44.4 million change in cash flows relating to our working capital accounts was due simply to the timing of cash receipts and payments within our working capital accounts. Contributing to the increase in cash flows related to the Company's working capital accounts during the first six months of fiscal 2013, was an improvement in our collection of accounts receivable. Though the Company provides services in a number of countries outside the U.S., we believe our credit risk is not significant. Our private sector customers are comprised principally of large, well known, and well established multi-national companies. Our government customers are comprised of national, state, and local agencies located principally in the U.S. and the U.K. We have not historically experienced significant collection issues with either of our governmental or non-governmental customers.
We used $59.2 million of cash and cash equivalents for investing activities during the six months ended March 29, 2013 as compared to $107.5 million during the corresponding period last year. The $48.3 million decrease in cash and cash equivalents used for investing activities was primarily the result of no business acquisitions being completed during the first six months of

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

fiscal 2013 as compared to being completed in the corresponding period last year. The Company's expenditures for property and equipment increased by $26.7 million in the first six months of fiscal 2013 as compared to the corresponding period last year. The increase relates primarily to the cost of tenant improvements in a number of the Company's new and existing offices.
Our financing activities resulted in net cash outflows of $50.3 million during the six months ended March 29, 2013. This compares to net cash outflows of $9.3 million during the corresponding period last year. The Company did not engage in any significant financing activity during the first six months of fiscal 2013.
The borrowing activity reflected in the Company's financing cash flows for the six months ended March 30, 2012 was primarily related to refinancing certain short-term borrowings under the Company's prior credit facility originally entered into on December 15, 2005 under its new long-term credit facility entered into on March 29, 2012.
The Company had $1.17 billion of cash and short term equivalents at March 29, 2013. Of this amount, approximately $844.1 million was held in the U.S. and $322.1 million was held outside of the U.S., primarily in Canada, the United Kingdom, and the Eurozone. Other than the tax cost of repatriating funds held outside the U.S. to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements included in our 2012 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $1.17 billion in cash and cash equivalents at March 29, 2013, compared to $1.03 billion at September 28, 2012. Our consolidated working capital position at March 29, 2013 was $2.0 billion, an increase of $122.2 million from September 28, 2012.
There was $745.6 million of borrowing capacity remaining under our revolving credit facility at March 29, 2013. We believe that the capacity, terms and conditions of our revolving credit facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.
The Company had $217.4 million of letters of credit outstanding at March 29, 2013. Of this amount, $12.1 million was issued under our revolving credit facility and $205.3 million was issued under separate, committed and uncommitted letter-of-credit facilities.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 29, 2013, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 4.	Mine Safety Disclosure.

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. Under the Mine Act, an independent contractor, such as Jacobs, that performs services or construction of a mine is included within the definition of a mining operator. We do not act as the owner of any mines.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95 –	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 1, 2013