Form 10-Q
period 2013-06-28
JACOBS ENGINEERING GROUP INC /DE/
filed 2013-08-01
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on

 FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2013

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
☐  Yes   ☒  No
Number of shares of common stock outstanding at July 24, 2013: 131,465,817

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 28, 2013	September 28, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,295,517	$1,032,457
Receivables	2,317,917	2,348,892
Deferred income taxes	107,523	142,369
Prepaid expenses and other	79,300	88,359
Total current assets	3,800,257	3,612,077
Property, Equipment and Improvements, Net	361,266	331,131
Other Noncurrent Assets:
Goodwill	2,015,371	2,010,340
Miscellaneous	872,855	885,885
Total other non-current assets	2,888,226	2,896,225
	$7,049,749	$6,839,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$12,275	$—
Accounts payable	344,524	376,694
Accrued liabilities	1,082,571	1,061,969
Billings in excess of costs	289,207	263,275
Income taxes payable	4,746	45,114
Total current liabilities	1,733,323	1,747,052
Long-term Debt	432,701	528,260
Other Deferred Liabilities	761,884	796,338
Redeemable Noncontrolling Interest	—	8,894
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—131,409,781 shares and 129,935,881 shares, respectively	131,410	129,936
Additional paid-in capital	1,069,920	953,983
Retained earnings	3,190,981	2,920,441
Accumulated other comprehensive loss	(300,705)	(281,887)
Total Jacobs stockholders’ equity	4,091,606	3,722,473
Noncontrolling interests	30,235	36,416
Total Group stockholders’ equity	4,121,841	3,758,889
	$7,049,749	$6,839,433
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Months Ended June 28, 2013 and June 29, 2012
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenues	$3,080,995	$2,772,874	$8,675,720	$8,107,493
Costs and Expenses:
Direct cost of contracts	(2,613,991)	(2,339,793)	(7,308,092)	(6,827,166)
Selling, general and administrative expenses	(298,645)	(279,715)	(873,797)	(851,871)
Operating Profit	168,359	153,366	493,831	428,456
Other Income (Expense):
Interest income	1,332	2,325	3,521	5,283
Interest expense	(2,786)	(2,990)	(9,515)	(9,148)
Miscellaneous income (expense), net	1,518	(1,330)	(1,195)	(1,351)
Total other income (expense), net	64	(1,995)	(7,189)	(5,216)
Earnings Before Taxes	168,423	151,371	486,642	423,240
Income Tax Expense	(56,334)	(50,381)	(162,941)	(143,368)
Net Earnings of the Group	112,089	100,990	323,701	279,872
Net Income Attributable to Noncontrolling Interests	(3,218)	(3,090)	(11,419)	(8,329)
Net Earnings Attributable to Jacobs	$108,871	$97,900	$312,282	$271,543
Net Earnings Per Share:
Basic	$0.84	$0.77	$2.42	$2.13
Diluted	$0.83	$0.76	$2.39	$2.11
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net income during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended June 28, 2013 and June 29, 2012
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net Earnings of the Group	$112,089	$100,990	$323,701	$279,872
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(14,828)	(6,223)	(38,964)	15,991
Gain on cash flow hedges	584	297	(54)	1,676
Change in pension liabilities	2,198	4,164	28,123	(93)
Other comprehensive income before taxes	(12,046)	(1,762)	(10,895)	17,574
Income Tax Benefit (Expense):
Foreign currency translation adjustments	—	—	—	—
Cash flow hedges	(211)	(105)	(13)	(598)
Change in pension liabilities	(758)	(1,050)	(7,910)	139
Income Tax Expense	(969)	(1,155)	(7,923)	(459)
Net Other Comprehensive Income (Loss)	(13,015)	(2,917)	(18,818)	17,115
Net Comprehensive Income of the Group	99,074	98,073	304,883	296,987
Net Comprehensive Income Attributable to Noncontrolling Interests	(3,218)	(3,090)	(11,419)	(8,329)
Net Comprehensive Income Attributable to Jacobs	$95,856	$94,983	$293,464	$288,658
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net income during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended June 28, 2013 and June 29, 2012 (In thousands) (Unaudited)

	June 28, 2013	June 29, 2012
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$323,701	$279,872
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	49,828	43,023
Intangible assets	22,327	32,158
Stock based compensation	28,493	23,539
Tax deficiency (benefit) from stock based compensation	3,292	(3,753)
Equity in earnings of investees, net of cash distributions	(11,759)	(5,623)
Losses on sales of assets, net	465	633
Change in pension plan obligations	(3,956)	(36,137)
Change in deferred compensation plans	(6,658)	(4,644)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	(32,551)	(150,183)
Prepaid expenses and other current assets	6,910	6,730
Accounts payable	(27,674)	(12,724)
Accrued liabilities	46,445	20,047
Billings in excess of costs	37,306	(34,754)
Income taxes payable	(12,036)	(1,251)
Deferred income taxes	2,925	(4,501)
Other deferred liabilities	(2,259)	(5,040)
Change in long-term receivables	12,913	—
Other, net	(514)	(5,697)
Net cash provided by operating activities	437,198	141,695
Cash Flows from Investing Activities:
Additions to property and equipment	(91,520)	(70,305)
Disposals of property and equipment	3,561	243
Change in cash related to consolidation of joint ventures	4,331	—
Purchases of investments	(7)	(783)
Sales of investments	11	15
Acquisitions of businesses, net of cash acquired	(22,313)	(73,428)
Net cash used for investing activities	(105,937)	(144,258)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended June 28, 2013 and June 29, 2012 (In thousands) (Unaudited) (Continued)

	June 28, 2013	June 29, 2012
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	528,673
Repayments of long-term borrowings	(87,851)	—
Proceeds from short-term borrowings	28,312	2,586
Repayments of short-term borrowings	(15,602)	(578,101)
Proceeds from issuances of common stock	35,227	33,457
Tax (deficiency) benefit from stock based compensation	(3,292)	3,753
Distributions to noncontrolling interests	(7,974)	(5,376)
Contributions from noncontrolling interests	—	3,868
Net cash used for financing activities	(51,180)	(11,140)
Effect of Exchange Rate Changes	(17,021)	6,658
Net Increase in Cash and Cash Equivalents	263,060	(7,045)
Cash and Cash Equivalents at the Beginning of the Period	1,032,457	905,633
Cash and Cash Equivalents at the End of the Period	$1,295,517	$898,588

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 28, 2013

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 28, 2013 and for the three and nine month periods ended June 28, 2013 and June 29, 2012.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
Please refer to Note 16 of Notes to Consolidated Financial Statements included in our 2012 Form 10-K for the definitions of certain terms used herein.
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
June 28, 2013
(continued)

Level 3 - Unobservable inputs to the valuation methodology that are significant to the fair value measurement.
Please refer to Note 2 of Notes to Consolidated Financial Statements included in our 2012 Form 10-K for a more complete discussion of the various amounts within the consolidated financial statements measured at fair value and the methods used to determine fair value.
New Accounting Standards

From time to time, the Financial Accounting Standards Board ("FASB") issues accounting standards updates (each being an "ASU") to its Accounting Standards Codification ("ASC"), which constitutes the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers their applicability to its business. All ASUs applicable to the Company are adopted by the due date and in the manner prescribed by the FASB. A discussion of those recently issued ASUs most likely to affect the presentation of the Company's consolidated financial statements follows.
In February 2013, the FASB adopted ASU No. 2013-02—Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of earnings or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. ASU 2013-02 is effective for annual and interim periods beginning after December 15, 2012. The adoption of ASU 2013-02 has not had a material effect on the Company's consolidated financial statements.
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
In September 2011, the FASB issued No. ASU 2011-08—Intangibles-Goodwill and Other. ASU 2011-08 amends Topic 350 of the ASC and simplifies how entities test goodwill for possible impairment. Under this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Under this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-08 will have a material effect on its consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 28, 2013
(continued)

Business Combinations
On May 28, 2013, we acquired Compass Technology Services, Inc. ("Compass"), headquartered in Atlanta, Georgia. Compass is a provider of telecommunications professional and field services in the Southeastern U.S. and enhances the Company's capabilities in wireless telecommunications infrastructure design and construction.
On June 6, 2013, we acquired an additional 17.6% interest in Consulting Engineering Services (India) Private Limited (“CES”), a leading power, infrastructure, and civil engineering company headquartered in Delhi, India. This transaction brought the Company's ownership interest in CES to 87.6%. CES provides a range of solutions in infrastructure development, planning, engineering, and construction management.

Receivables
The following table presents the components of "Receivables" appearing in the accompanying Consolidated Balance Sheets at June 28, 2013 and September 28, 2012 as well as certain other related information (in thousands):

	June 28, 2013	September 28, 2012
Components of receivables:
Amounts billed	$1,186,261	$1,193,500
Unbilled receivables and other	1,086,880	1,110,008
Retentions receivable	44,776	45,384
Total receivables, net	$2,317,917	$2,348,892
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$301,555	$294,327
Claims receivable	$27,835	$26,309

Billed receivables consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for doubtful accounts. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.

Unbilled receivables and retentions receivable represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.
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
June 28, 2013
(continued)

Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at June 28, 2013 and September 28, 2012 consisted of the following (in thousands):

	June 28, 2013	September 28, 2012
Land	$22,057	$23,786
Buildings	130,684	136,193
Equipment	517,343	502,568
Leasehold improvements	186,354	163,916
Construction in progress	27,294	29,595
	883,732	856,058
Accumulated depreciation and amortization	(522,466)	(524,927)
	$361,266	$331,131

Long-term Debt
The Company has a long-term, unsecured, revolving credit facility (the "2012 Facility") providing $1.21 billion of borrowing capacity with a syndicate of large, U.S. and international banks and financial institutions. The total amount outstanding under the 2012 Facility in the form of direct borrowings at June 28, 2013 was $432.3 million. Additionally, the Company has issued $10.8 million in letters of credit leaving $761.9 million of available borrowing capacity under the 2012 Facility at June 28, 2013.
The 2012 Facility expires in March 2017 and permits the Company to borrow under three separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2012 Facility. Depending on the Company's consolidated leverage ratio, borrowings under the 2012 Facility will bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.225% or a base rate plus a margin of between 0% and 0.225%. The 2012 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's consolidated leverage ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.125% and 0.275% per annum depending on the Company's consolidated leverage ratio. Amounts outstanding under the 2012 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2012 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2012 Facility contains customary events of default. We were in compliance with our debt covenants at June 28, 2013.
Revenue Accounting for Contracts / Accounting for Joint Ventures

In general, we recognize revenue at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For multiple contracts with a single customer we account for each contract separately. We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. A significant portion of the Company's revenue is earned on cost reimbursable contracts. The percentage of revenues realized by the Company by type of contract during fiscal 2012 can be found in Note 1 of Notes to Consolidated Financial Statements included in our 2012 Form 10-K.

Certain cost-reimbursable contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 28, 2013
(continued)

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
The following table sets forth pass-through costs included in revenues for each of the three and nine months ended June 28, 2013 and June 29, 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Pass-through costs included in revenues	$674,715	$583,136	$1,794,748	$1,699,188

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
June 28, 2013
(continued)

Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and nine month periods ended June 28, 2013 and June 29, 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Component:	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$10,876	$8,704	$32,895	$26,359
Interest cost	17,242	18,531	52,331	55,868
Expected return on plan assets	(19,917)	(18,483)	(60,374)	(55,680)
Amortization of previously unrecognized items	5,223	4,872	15,849	14,614
Settlement Loss	197	—	598	—
Net periodic benefit cost	$13,621	$13,624	$41,299	$41,161

Included in the above table are amounts relating to a U.S. pension plan, the participating employees of which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the expectation of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. The underfunded amount for this pension plan is included in "Other Noncurrent Assets" in the accompanying Consolidated Balance Sheet at June 28, 2013. Net periodic pension costs for this pension plan for the three and nine months ended June 28, 2013 were $3.5 million and $10.5 million, respectively, and for the three and nine months ended June 29, 2012 were $5.2 million and $15.5 million, respectively. Amounts related to the amortization of previously unrecognized items for this pension plan for the three and nine months ended June 28, 2013 were $0.9 million and $2.7 million, respectively, and for the three and nine months ended June 29, 2012 were $1.9 million and $5.7 million, respectively.

The following table presents certain information regarding Company cash contributions to our pension plans for the first nine months of fiscal fiscal 2013 (in thousands):

Cash contributions made during the first nine months of fiscal 2013	$45,255
Cash contributions we expect to make during the remainder of fiscal 2013	10,898
Total	$56,153

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 28, 2013
(continued)

Other Comprehensive Income
The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company's Consolidated Statements of Earnings for the periods presented related to the Company's defined benefit pension plans (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Amortization of Defined Benefit Items:
Actuarial losses	$(4,321)	$(2,861)	$(13,147)	$(8,576)
Prior service cost	10	(58)	34	(180)
Total Before Income Tax	(4,311)	(2,919)	(13,113)	(8,756)
Income Tax Benefit	1,237	864	3,761	2,591
Total reclassifications after-tax	$(3,074)	$(2,055)	$(9,352)	$(6,165)

Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share ("EPS") to the denominator used to compute diluted EPS for the three and nine months ended June 28, 2013 and June 29, 2012; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	129,536	127,922	129,094	127,422
Effect of stock options and restricted stock	1,759	898	1,496	1,082
Denominator used to compute diluted EPS	131,295	128,820	130,590	128,504
Antidilutive stock options and restricted stock	2,528	5,138	3,943	5,149
Shares of common stock issued from the exercise of stock options and the release of restricted stock	534	579	2,415	2,070

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
June 28, 2013
(continued)

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
The Company is a defendant in numerous matters pending in North Carolina's Superior Courts arising out of a June 9, 2009 natural gas explosion at a ConAgra Foods Inc. plant in Garner, Wake County, North Carolina. The claims that have been brought against the Company include wrongful death claims, personal injury claims and a claim for property losses to the plant property itself. The Company has settled many of the personal injury claims and is vigorously defending the remaining claims and believes it has meritorious defenses. In addition, the Company believes it has adequate insurance coverage as well as a right to indemnification from ConAgra. Accordingly, the Company does not expect these matters to have any material adverse effect on its consolidated financial statements.

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
Overview
The Company's net earnings for the three and nine months ended June 28, 2013 increased by 11.2% and 15.0%, respectively, compared to the corresponding periods last year. The Company had a good sales quarter with significant awards in the Oil & Gas - Upstream, Chemicals and Polymers, Refining-Downstream, Infrastructure, and Buildings industry groups and markets. Backlog at June 28, 2013 was $17.2 billion, an increase of 10.2% over backlog at June 29, 2012. The Company continues to have a positive outlook in nearly all of the industry groups and markets in which our clients operate.
We saw increases in business activity among many of the industry groups and markets we serve, particularly in the Chemicals and Polymers industry. We did, however, see a decrease in revenues in the Refining-Downstream industry in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. Included in Refining-Downstream revenues in the corresponding period last year were a significant amount of pass-through costs for a large U.S.-based project that was winding down during fiscal 2012. We had strong sales in this market during the first nine months of fiscal 2013 and we continue to believe this will be a strong market for us in the near-term in North America, Europe, Asia, and the Middle East.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations
Net earnings for the third quarter of fiscal 2013 ended June 28, 2013 increased $11.0 million, or 11.2%, to $108.9 million (or $0.83 per diluted share) from $97.9 million (or $0.76 per diluted share) for the corresponding period last year.

For the nine months ended June 28, 2013, net earnings increased $40.7 million, or 15.0%, to $312.3 million (or $2.39 per diluted share), from $271.5 million (or $2.11 per diluted share) for the nine months ended June 29, 2012.
Total revenues for the third quarter of fiscal 2013 increased by $308.1 million, to $3.08 billion, from $2.77 billion for the third quarter of fiscal 2012. For the nine months ended June 28, 2013, total revenues increased $568.2 million, to $8.68 billion, from $8.11 billion for the corresponding period last year.

The following table sets forth our revenues by the various types of services we provide for the three and nine months ended June 28, 2013 and June 29, 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Technical Professional Services Revenues:
Project Services	$1,542,929	$1,450,838	$4,485,570	$4,263,250
Process, Scientific, and Systems Consulting	177,057	189,319	540,464	569,686
Total Technical Professional Services Revenues	1,719,986	1,640,157	5,026,034	4,832,936
Field Services Revenues:
Construction	1,055,133	819,655	2,710,098	2,328,901
Operations and Maintenance ("O&M")	305,876	313,062	939,588	945,656
Total Field Services Revenues	1,361,009	1,132,717	3,649,686	3,274,557
Total Revenues	$3,080,995	$2,772,874	$8,675,720	$8,107,493

Project Services revenues for the three months ended June 28, 2013, increased $92.1 million, or 6.3%, from the corresponding period last year. For the nine months ended June 28, 2013, revenues increased $222.3 million, or 5.2%, from the corresponding period last year. These increases in Project Services revenues occurred principally in our North American and UK operations primarily in support of our clients in the Chemicals and Polymers, Refining - Downstream, and Oil & Gas-Upstream industry groups and markets.

Process, Scientific, and Systems Consulting revenues for the three months ended June 28, 2013, decreased $12.3 million, or 6.5%, from the corresponding period last year. For the nine months ended June 28, 2013, revenues decreased $29.2 million, or 5.1%, from the corresponding period last year. The revenues in this service type primarily relate to science, engineering and technical support services provided to our U.S. Government clients. These decreases can be attributed primarily to the winding down of one project for the U.S. federal government.

Construction revenues for the three months ended June 28, 2013, increased $235.5 million, or 28.7%, from the corresponding period last year. For the nine months ended June 28, 2013, revenues increased $381.2 million, or 16.4%, from the corresponding period last year. The Company continues to experience increased activity in the Oil & Gas-Upstream market, particularly in Canada, and in the Chemicals and Polymers market in the U.S. and Europe.

Our Operations and Maintenance revenues for the three and nine months ended June 28, 2013 were relatively unchanged although the mix of work changed. Operations and Maintenance revenues in our National Government Programs market increased $120.2 million for the nine months ended June 28, 2013 from the corresponding period last year, primarily as a result of an increase in our ownership of the business that manages and operates the Strategic Petroleum Reserve for the U.S. Department of Energy. That increase was offset by a $147.0 million decrease in our revenues related to our Canadian Operations for the nine months ended June 28, 2013 from the corresponding period last year. Nevertheless we expect to see increases in our maintenance activity in our Canadian Operations in the near term.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and nine months ended June 28, 2013 and June 29, 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
National Government Programs	$553,441	$548,583	$1,681,797	$1,658,656
Refining - Downstream	584,793	625,754	1,646,400	1,823,571
Chemicals and Polymers	715,796	431,577	1,812,508	1,285,910
Infrastructure	244,506	267,628	801,825	809,868
Oil & Gas - Upstream	261,116	242,188	681,815	553,882
Buildings	190,807	161,382	563,195	602,019
Pharmaceuticals and Biotechnology	124,756	155,846	401,704	439,084
Mining and Minerals	158,729	168,431	438,020	416,064
Industrial and Other	247,051	171,485	648,456	518,439
	$3,080,995	$2,772,874	$8,675,720	$8,107,493

For the three months ended June 28, 2013, revenues from clients operating in the National Government Programs market increased $4.9 million, or 0.9%, to $553.4 million from $548.6 million for the corresponding periods last year. For the nine months ended June 28, 2013, revenues increased $23.1 million, or 1.4%, to $1.68 billion from $1.66 billion for the corresponding period last year. Our clients' responses to the effects from the federal budget sequestration were near-term budget reductions on some of our existing contracts and delays in procurement actions. These actions had little effect on the Company's revenues in this market during the first nine months of fiscal 2013. The longer-term impact of sequestration remains unclear at this time. Nevertheless, we had a significant Aerospace and Defense award in this market during the second quarter of fiscal 2013. In addition, certain recent changes in government contracting in the U.S. have helped to stabilize this area of our business and may continue to help stabilize it in the future. We have seen an increasing volume of work released by U.S. government agencies in the form of multiple award task order contracts ("MATOC"). These types of awards allow the Company to bid on, and participate in, more government sites than large, single-award contracts. We believe our cost profile makes us very competitive for MATOC-type awards.

For the three months ended June 28, 2013, revenues from clients operating in the Refining-Downstream industry decreased $41.0 million, or 6.5%, to $584.8 million from $625.8 million for the corresponding period last year. When compared to the second quarter of fiscal 2013 our revenues from clients operating in this market increased 8.4% from $539.4 million. For the nine months ended June 28, 2013, revenues decreased $177.2 million, or 9.7%, to $1.65 billion from $1.82 billion for the corresponding period last year. Included in revenues for the three and nine months ended June 29, 2012 were a significant amount of pass-through costs for a large U.S. based project that was winding down during fiscal 2012. Notwithstanding these decreases, we had strong sales in this market during the third quarter of fiscal 2013 and believe it will continue to be a strong market for the remainder of fiscal 2013. Looking forward, several downstream companies have announced large capital projects and the industry is beginning to focus on compliance with the EPA TIER 3 Ultra Low Sulfur Gasoline regulations where we believe we are well positioned to support our clients with the required facility modifications.

For the three months ended June 28, 2013, revenues from clients operating in the Chemicals and Polymers industries increased $284.2 million, or 65.9%, to $715.8 million from $431.6 million for the corresponding period last year. For the nine months ended June 28, 2013, revenues increased $526.6 million, or 41.0%, to $1.8 billion from $1.3 billion for the corresponding period last year. The effect of shale gas projects and the low price of natural gas continue to influence activity in the chemicals market. Because there is now a large source of feedstock available outside refineries which can grow independently of the refining infrastructure, we believe more projects are now economically viable and capital is being deployed to develop these opportunities. Furthermore, our clients are looking at various options to monetize natural gas. This increased activity is primarily in the U.S. and Europe along with smaller increases in the Middle East and Asia.

For the three months ended June 28, 2013, revenues from clients operating in the Infrastructure market decreased $23.1 million, or 8.6%, to $244.5 million from $267.6 million for the corresponding period last year. For the nine months ended June 28, 2013, revenues from clients operating in this market were relatively unchanged. We continue to view the Infrastructure market as strong globally. We believe the U.S. market should benefit from several recent bond passages and we are leveraging our capabilities in the U.S. and India into markets in the Middle East and Australia. The U.K. market should improve as the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

government has taken further action to increase the level of infrastructure spending. We also had significant wins in the U.S. market again this quarter.

For the three months ended June 28, 2013, revenues from clients operating in the Oil & Gas—Upstream industry increased $18.9 million, or 7.8%, to $261.1 million from $242.2 million for the corresponding period last year. For the nine months ended June 28, 2013, revenues increased $127.9 million, or 23.1%, to $681.8 million from $553.9 million for the corresponding period last year. These increases were primarily a result of improvement in the Canadian oil and gas business, particularly field services. The Company expects field services activity in the Canadian market to remain strong for the remainder of fiscal 2013 as projections continue to show a strong oil price forecast. We continue to see more opportunities in the Middle East, including unconventional gas development programs and large pipeline FEED projects. The market in Europe looks positive with a number of opportunities for EPCM projects, FEED's for onshore terminal modifications, and long-term site-based alliances.

For the three months ended June 28, 2013, revenues from clients operating in the Buildings market increased $29.4 million, or 18.2%, to $190.8 million from $161.4 million for the corresponding period last year. For the nine months ended June 28, 2013, revenues decreased $38.8 million, or 6.4%, to $563.2 million from $602.0 million for the corresponding period last year. The increase in revenue in the Buildings market for the three months ended June 28, 2013 as compared to the corresponding period last year is primarily a result of an improvement in the U.S. and U.K. markets. Our Buildings business continues to shift towards projects for clients in the private sector. In spite of the overall decrease in government spending, we see some strengthening in the K-12 educational building market based on the passage of several bond measures in certain key U.S. markets in which we operate. Growth in the private sector business is coming from mission critical, education, healthcare, aviation, and corporate and commercial programs and projects. We expect to see growth in this market, particularly in the private sector business in the long-term.

For the three months ended June 28, 2013, revenues from clients operating in the Pharmaceuticals and Biotechnology industries and markets decreased $31.1 million, or 19.9%, to $124.8 million from $155.8 million for the corresponding period last year. For the nine months ended June 28, 2013, revenues decreased $37.4 million, or 8.5%, to $401.7 million from $439.1 million for the corresponding period last year. Though several of our customers have delayed projects, we view this market as steady, with potential growth prospects in the areas of biotechnology-based drug development in Europe and North America and secondary manufacturing expansion in Asia, the U.K., and South America.

For the three months ended June 28, 2013, revenues from clients operating in the Mining and Minerals market decreased $9.7 million, or 5.8%, to $158.7 million from $168.4 million for the corresponding period last year. For the nine months ended June 28, 2013, revenues increased $22.0 million, or 5.3%, to $438.0 million from $416.1 million for the corresponding period last year. Although we see opportunities to grow this business in fiscal 2013, our clients in this market have been affected negatively by a general slowdown in the rate of growth in the Chinese economy; falling spot prices for iron ore, coking, and thermal coal; and weaker commodity prices - albeit these declines have occurred from prices that were generally high from a historical perspective. These trends have resulted in clients reducing their capital spending in the Mining and Minerals market. Despite this cooling market, we believe that we are well positioned to capture additional market share during fiscal 2013 and beyond, particularly in the area of small-cap projects and maintenance-driven work. We are seeing increased activity in potash, driven by demand in the fertilizer industry.

For the three months ended June 28, 2013, revenues from clients operating in the Industrial and Other markets increased $75.6 million, or 44.1%, to $247.1 million from $171.5 million for the corresponding period last year. For the nine months ended June 28, 2013, revenues increased $130.0 million, or 25.1%, to $648.5 million from $518.4 million for the corresponding period last year. Industrial and Other includes the Pulp & Paper, High-Tech, Power, and Food & Consumer Products industry groups and markets. The increases in Industrial and Other revenues were due primarily to increased activity in the Pulp & Paper market in the U.S. and the High-Tech market in Ireland.
Direct costs of contracts for the third quarter of fiscal 2013 increased $274.2 million, or 11.7%, to $2.6 billion from $2.3 billion for the corresponding period last year. Direct costs of contracts for the nine months ended June 28, 2013 increased $480.9 million, or 7.0%, to $7.3 billion from $6.8 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as "pass-through costs"). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Pass-through costs for the third quarter of fiscal 2013 increased $91.6 million, or 15.7%, to $674.7 million from $583.1 million for the corresponding period last year. Pass-through costs for the nine months ended June 28, 2013 increased $95.6 million, or 5.6%, to $1.8 billion from $1.7 billion for the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three and nine months ended June 28, 2013 were 84.8% and 84.2%, respectively. This compares to 84.4% and 84.2% for the three and nine months ended June 29, 2012, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. For the three months ended June 28, 2013 the Company experienced a slight increase in professional technical services margins with field services margins remaining substantially unchanged when compared to the corresponding period last year. For the nine months ended June 28, 2013 direct costs of contracts were substantially unchanged when compared to the corresponding period last year. There was, however, a slight change in the mix of business with the Company experiencing a slight decrease in professional technical services margins combined with an increase in field services margins for the nine months ended June 28, 2013 when compared to the corresponding period last year.

Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 2013 increased $18.9 million, or 6.8%, to $298.6 million from $279.7 million for the corresponding period last year. For the nine months ended June 28, 2013, SG&A expenses increased $21.9 million, or 2.6%, to $873.8 million from $851.9 million for the corresponding period last year. The increase in SG&A is primarily reflective of the Company's increased business activity when compared to the corresponding periods last year. As a percentage of revenues, SG&A costs have declined for the three and nine months ended June 28, 2013 when compared to the corresponding periods last year.

Interest expense for the three and nine months ended June 28, 2013 was relatively unchanged from the corresponding periods last year and relates primarily to the debt under our revolving credit facility incurred in connection with the acquisition of the Aker Entities. See Note 3 of Notes to Consolidated Financial Statements of our 2012 Form 10-K for a more complete discussion of the acquisition of the Aker Entities.

The Company's effective income tax rates for the three and nine months ended June 28, 2013 were 33.4% and 33.5%, respectively. The Company's effective income tax rates for the three and nine months ended June 29, 2012 were 33.3% and 33.9%, respectively. The Company's lower effective income tax rate for the nine months ended June 28, 2013 when compared to the corresponding period last year was due primarily to a reduction in unbenefited foreign losses.
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
The following table summarizes our backlog at June 28, 2013 and June 29, 2012 (in millions):

	June 28, 2013	June 29, 2012
Technical professional services	$11,087.1	$10,174.9
Field services	6,108.5	5,426.2
Total	$17,195.6	$15,601.1

Our backlog increased $1.6 billion, or 10.2%, to $17.2 billion at June 28, 2013 from $15.6 billion at June 29, 2012. Backlog at June 28, 2013 includes new awards during the third quarter of fiscal 2013 from clients operating in many of the industry groups and markets we serve, with particularly important wins from clients operating in the Oil & Gas-Upstream, Chemicals and Polymers, Refining- Downstream, Infrastructure, and Buildings industry groups and markets.
Liquidity and Capital Resources
At June 28, 2013, our principal sources of liquidity consisted of $1.3 billion of cash and cash equivalents and $761.9 million of available borrowing capacity under our $1.21 billion unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.
During the nine months ended June 28, 2013, our cash and cash equivalents increased by $263.1 million from $1.03 billion at September 28, 2012 to $1.3 billion at June 28, 2013. This compares to a net decrease in cash and cash equivalents of $7.0 million to $898.6 million during the corresponding period last year. During the nine months ended June 28, 2013, we experienced net cash inflows of $437.2 million from operating activities. These cash inflows were offset by cash outflows of $105.9 million from investing activities, $51.2 million from financing activities, and $17.0 million from the effects of exchange rate changes.

Our operations provided net cash inflows of $437.2 million during the nine months ended June 28, 2013. This compares to net cash inflows of $141.7 million for the corresponding period last year. The $295.5 million increase in cash flows from operating activities during the nine months ended June 28, 2013 as compared to the corresponding period last year was due primarily to a $190.5 million change relating to our working capital accounts (discussed below), a $32.2 million reduction in pension contributions, and a $43.8 million increase in net earnings attributable to the Group.
Because such a high percentage of our revenues is earned on cost-plus type contracts, and due to the significance of revenues relating to pass-through costs, most of the costs we incur are included in invoices we send to clients. Although we continually monitor our accounts receivable, we manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, accounts payable, and billings in excess of cost. Accounts payable consist of obligations to third parties relating primarily to costs incurred for projects which are generally billable to clients. Accounts receivable consist of amounts due from our clients — a substantial portion of which is for project-related costs. Billings in excess of cost consist of billings to and payments from our clients for costs yet to be incurred.
This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $190.5 million change in cash flows relating to our working capital accounts was due to the timing of cash receipts and payments within our working capital accounts. Contributing to the increase in cash flows related to the Company's working capital accounts during the first nine months of fiscal 2013 was an improvement in our collection of accounts receivable. Though the Company provides services in a number of countries outside the U.S., we believe our credit risk is not significant. Our private sector customers are comprised principally of large, well-known, and well-established multi-national companies. Our government customers are comprised of national, state, and local agencies located principally in the U.S. and the U.K. We have not historically experienced significant collection issues with either of our governmental or non-governmental customers.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We used $105.9 million of cash and cash equivalents for investing activities during the nine months ended June 28, 2013 as compared to $144.3 million during the corresponding period last year. The $38.3 million decrease in cash and cash equivalents used for investing activities was primarily the result of a lower level of business acquisition activity during the nine months ended June 28, 2013 when compared to the corresponding period last year. The Company's expenditures for property and equipment increased by $21.2 million in the first nine months of fiscal 2013 as compared to the corresponding period last year. The increase relates primarily to the cost of tenant improvements in a number of the Company's new and existing offices.
Our financing activities resulted in net cash outflows of $51.2 million during the nine months ended June 28, 2013. This compares to net cash outflows of $11.1 million during the corresponding period last year. The Company did not engage in any significant financing activity during the first nine months of fiscal 2013.
The borrowing activity reflected in the Company's financing cash flows for the nine months ended June 29, 2012 was primarily related to refinancing certain short-term borrowings under the Company's prior credit facility originally entered into on December 15, 2005 under its new long-term credit facility entered into on March 29, 2012.
The Company had $1.3 billion of cash and cash equivalents at June 28, 2013. Of this amount, approximately $959.3 million was held in the U.S. and $336.2 million was held outside of the U.S., primarily in Canada, the U.K., and the Eurozone. Other than the tax cost of repatriating funds to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements included in our 2012 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $1.3 billion in cash and cash equivalents at June 28, 2013, compared to $1.03 billion at September 28, 2012. Our consolidated working capital position at June 28, 2013 was $2.1 billion, an increase of $201.9 million from September 28, 2012.
There was $761.9 million of borrowing capacity remaining under our revolving credit facility at June 28, 2013. We believe that the capacity, terms and conditions of our revolving credit facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.
The Company had $255.5 million of letters of credit outstanding at June 28, 2013. Of this amount, $10.8 million was issued under our revolving credit facility and $244.6 million was issued under separate, committed and uncommitted letter-of-credit facilities.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 28, 2013, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On May 28, 2013, we acquired the assets of Compass Technology Services, Inc. ("Compass") for cash and shares of our common stock. In connection with the acquisition, we issued 28,133 shares of our common stock with an aggregate value of approximately $1.6 million to Compass. No underwriters or placement agents were involved with this acquisition.
The issuance of our common stock in the acquisition was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 thereof. The offer and sale of the shares of our common stock: (i) was made as part of a transaction that did not involve more than 35 purchasers, ( as defined in Rule 501(e) under the Securities Act) who were either accredited investors or had such knowledge and experience in financial and business matters that such purchaser was capable of evaluating the merits and risks of acquiring shares of our common stock, and (ii) did not involve any general solicitation or general advertising.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

10.1 # –	Amendment No. 2 to the Consulting Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2013.

10.2 # –	Employment agreement between Jacobs Engineering Group Inc. and Michael R. Tyler dated May 28, 2013.

10.3 # –	Form of Restricted Stock Unit Agreement (Performance Shares - Net Earnings Growth).

10.4 # –	Form of Restricted Stock Unit Agreement (Performance Shares - TSR).

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95 –	Mine Safety Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 _____________
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

Date: August 1, 2013