Form 10-K
period 2013-09-27
JACOBS ENGINEERING GROUP INC /DE/
filed 2013-11-22
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2013                         Commission File No. 1-7463
__________________________________________________
 Jacobs Engineering Group Inc.

Delaware	95-4081636
State of incorporation	IRS Employer identification number

155 North Lake Avenue Pasadena, California 91101	(626) 578-3500
Address of principal executive offices	Telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:
 __________________________________________________

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
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
Indicate by check-mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
There were 131,713,475 shares of common stock outstanding as of November 14, 2013. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $7.4 billion as of March 28, 2013, based upon the last reported sales price on the New York Stock Exchange on that date.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Portions of the Registrant’s definitive Proxy Statement to be issued in connection with its 2014 Annual Meeting of Shareholders.

JACOBS ENGINEERING GROUP INC.
Fiscal 2013 Annual Report on Form 10-K

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

Jacobs’ business is set up to foster cooperation among teams. We do not maintain “profit centers” within the company, nor do the operating groups compete against each other for contracts. Our organizational structure and integrated system for delivering services are key components of our business strategy. The following three ideas support our business model:

Multi-Domestic Approach
We work in many countries with locally staffed offices that share a common set of values and a single vision, while maintaining one-on-one contact with individual clients. This multi-domestic approach enables us to provide customized service suited to the locale while still taking advantage of the company’s global network.

Boundaryless Approach
Our diversity encompasses our people, geographic reach, expertise, and technical capabilities. On projects around the world, we enhance local expertise with the brightest talent and the best technology available anywhere throughout the company. This seamless, boundaryless approach keeps us flexible and enhances our ability to develop the best possible solutions for our clients, regardless of office or project location.

Cost Management Approach
As the global economy expands and companies providing technical, professional, and construction services are required to compete against each other across geographic boundaries, the company that can provide its clients with cost-efficient solutions to their project needs has the advantage. With a relentless focus on managing costs, we provide savings to clients and deliver superior technical, professional, and construction services safely, efficiently, and within the cost and time parameters our clients require.

Jacobs’ corporate functions include Quality and Safety, Finance and Administration, Legal, Compliance, Communications, Global Sales and Marketing, Human Resources, and Information Technology departments that are integral to our success.

The Company's Culture
Our employees are our most important and valuable asset and, therefore, the prevention of job-related injuries is given top priority. It is the policy of the Company to provide and maintain a safe and healthy working environment and to follow operating practices that safeguard all employees and result in a more efficient operation.
BeyondZero® , the name of our program that promotes our culture of caring, moves beyond efforts to have an incident and injury-free safety performance. We implement a true culture of caring where concern for employees' health, safety, and welfare extends outside the office walls, beyond the project site fences and into their homes, cars, and all the places where they interact with family, friends, and fellow employees. It actively involves employees in championing the safety and wellness of themselves and others, encouraging every employee to have the courage to take action and positively influence the intentions and behaviors of those around them, with the belief that the safety and wellness of employees are integrally linked to sound business performance and efficiency in project execution.
Since Jacobs’ founding, the Company has been based on doing business honestly, ethically, and with the utmost integrity. Our culture, and our Code of Conduct that is signed annually by all employees, prescribes that everyone at the company must adhere to Jacobs’ Core Values and ethical code, and comply with the laws that govern the company’s activities worldwide. Our employees and business partners are expected to follow the highest principles of business conduct, integrity, and ethics as they carry out their responsibilities, and are guided by the following principles in carrying out their responsibilities: loyalty, compliance with applicable laws, observance of ethical standards, avoidance of conflicts of interest, and communication. We endeavor to deal fairly with our employees, customers, suppliers, and competitors, and to respect the policies and procedures of those outside the Company.
Our objective is to present a clear and consistent image of our Company to our clients, employees, shareholders, and business partners - regarding how we behave, how we communicate, how we look, and most importantly, how our promises to our clients are delivered - anywhere in the world.
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
The balance inherent in our core values is also evident in our approach to sustainability; which maintains an even balance between the people, the economics, and the environmental aspects of business. Jacobs is driven to continuously improve efficiencies and reduce energy and resources, practices that drive down costs and contribute to a lower impact on the environment. The Company adheres to the following seven sustainability principles:

•	Sustainable development is a corporate priority;

•	We seek broad, deep, differentiated capabilities and services;

•	Sustainable development is integrated into our business;

•	Training and education are important;

•	Our facilities and operations follow sustainable principles;

•	We contribute to the common effort for sustainability; and

•	We are open and transparent.

Applying the best, most efficient and effective sustainable solutions for clients worldwide, in all major industries where we operate, allows us to make a significant contribution to a safe and sustainable future. Each year we issue a Sustainability Report that describes many of our efforts and accomplishments regarding environmental sustainability.
With respect to human resources, our goal is to establish an inclusive, diverse workplace that energizes the people who fuel our Company's growth. Although we are a large company with over 66,000 employees in more than 25 countries, our employees are unified in their focus on superior value, safety, and ethical business practices; regardless of the country.
Our work locations around the world are multicultural, and our people are successful at building networks, breaking down boundaries, and embracing diversity. They collaborate and learn new skills from one another. Jacobs’ regional management is committed to nurturing and developing employees so they have rewarding and challenging careers and are engaged in the business. Employees frequently move around the system as they grow their careers and serve clients; so everyone at Jacobs is urged to operate with a boundaryless mindset; connecting across geographies, disciplines, and industries to collaborate on innovative solutions that provide maximum value to clients.
We recognize that an inclusive environment is a healthy one that results in better decisions, better talent, and more creative solutions to offer our clients. We have engaged, committed, and productive people who add value to our project teams. We focus on hiring the best, keeping the best, and continually improving the skills and capabilities of individuals and teams.
How We Grow
Jacobs has grown significantly since its founding in 1947; both through organic growth and through strategic acquisition, an important part of the company’s growth strategy. We have successfully acquired and integrated numerous companies over the years that have enhanced our capabilities, geographic reach, and offerings.
In terms of organic growth, our relationship-based business model is central to our sustained growth and profitability. We pursue the development of long-term relationships and alliances with our clients. By working with our clients on their capital programs, we increase our understanding of their overall business needs, as well as the unique technical requirements of their specific projects. This increased understanding enables us, we believe, to provide superior value to our clients. Our approach provides us with opportunities to market all the services our clients are expected to need in the pre-design phase, such as master planning, permitting, or project finance options; in the design phase; and in the construction, post-start-up and commissioning phases of a facility, including operations and maintenance services.
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

•
On August 30, 2013, the Company's South African joint venture, Jacobs Matasis (Proprietary) Limited, acquired Ilitha Projects and Ilitha Staffing. Ilitha Projects provides management and EPCM services to clients in a broad range of market sectors, including oil and gas, refining, chemicals, power, nuclear, marine mining and metals. Ilitha Staffing supplies technical contract staff sourcing and management services with a strong emphasis on integration with the client’s culture and business practices.

•
Commencing on June 6, 2013, and through the end of fiscal 2013, the Company acquired further ownership interests in Consulting Engineering Services (India) Private Limited (“CES”), an infrastructure and civil engineering company headquartered in Delhi, India. During the year, we acquired an additional 24.6% interest in CES bringing our ownership interest in CES, to 94.6%. CES provides a range of solutions in infrastructure development, planning, engineering, and construction management.

•
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

•
In November 2011, we acquired KlingStubbins, Inc., a 500-person firm headquartered in Philadelphia, Pennsylvania, USA, with offices located throughout the U.S. and China. KlingStubbins provides professional services in the areas of architecture, engineering, interiors, planning, and landscape architecture. The markets served by KlingStubbins include corporate/commercial, governmental, science and technology, higher education, mission critical, and interiors.

•
In February 2011, we acquired Aker Solutions’ Process and Construction (“P&C”) business, a 4,500-person operating unit serving clients in the oil, gas, and refining markets, as well as the mining and minerals, chemicals, energy and environmental industries. The primary purpose for acquiring Aker Solutions' P&C business was to expand significantly our global presence in the mining and metals market; provide a new geographic region with South America; and enhance our regional presence in Australia, Europe, and North America. In a related transaction completed in April 2011, we acquired Aker Projects (Shanghai) Company Limited (Aker Solutions’ onshore P&C operations in China). This element of the Aker transactions greatly expanded our presence and capabilities in China. The businesses and operations acquired in this transaction are sometimes referred to herein collectively as the "Aker Entities".

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

After we complete an acquisition, we generally move very quickly to integrate the newly-acquired operations. We typically assign senior operations personnel to manage the overall integration process with assistance from our sales, accounting, legal, IT, human resources, and risk management departments. Although integrating newly acquired businesses can be very challenging, the assimilation process is critical in order to assure (i) that our global businesses processes and systems are properly deployed throughout the newly-acquired entities and (ii) that we can begin to leverage-off the acquired talents, skills, and expertise to grow our business and help our clients execute their capital programs. Newly-acquired businesses are generally not left as stand-alone entities within the Company’s internal reporting system. The businesses we acquire are typically folded in to existing operational organizations within the Company. For additional information regarding certain issues related to our acquisition strategy, please refer to Item 1A— Risk Factors below.
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

Each of the Company's operating regions provides most of the services the Company offers generally, and each of our operating regions includes in its customer base many of the same or similar clients as our other regions.
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
Furthermore, the types of information and internal reports used by the Company’s chief operating decision maker (the “CODM”), who is also the Company’s chief executive officer, and other members of management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these similarities, we have concluded that our operations may be aggregated into one reportable segment for purposes of the disclosures included in this Annual Report on Form 10-K.

Services Provided
As described above, the services we provide generally fall into the following four broad categories: Project Services; Process, Scientific, and Systems Consulting services; Construction services; and Operations and Maintenance services.
The following table sets forth our revenues from each of our four service categories for each of the last five fiscal years (in thousands):

	2013	2012	2011	2010	2009
Project Services	$5,977,917	$5,693,419	$5,070,575	$4,224,898	$4,644,043
Process, Scientific, and Systems Consulting	705,694	772,031	815,561	888,405	894,446
Construction	3,825,878	3,145,311	3,060,820	3,722,101	4,763,640
Operations and Maintenance (“O&M”)	1,308,887	1,283,017	1,434,708	1,080,113	1,165,247
	$11,818,376	$10,893,778	$10,381,664	$9,915,517	$11,467,376

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
Construction Services
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
Although the gross profit margins we realize from O&M services are generally lower than those associated with the other services we provide, the costs to support maintenance activities are also generally lower. Also, O&M services offer us an opportunity for long-term relationships with clients. This aspect of O&M services greatly reduces the selling costs in respect of such services.

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
The following table sets forth our revenues from each of the various industry groups and markets in which our clients operate for each of the last five fiscal years (in thousands):

	2013	2012	2011	2010	2009
Chemicals and Polymers	2,391,144	1,704,723	1,461,125	1,203,373	1,210,027
Refining – Downstream	2,337,387	2,379,750	2,256,092	2,876,059	3,850,734
National Government Programs	2,284,533	2,272,611	2,313,240	2,314,548	2,148,688
Infrastructure	1,015,864	1,085,649	1,219,633	938,978	933,519
Oil & Gas – Upstream	915,478	790,546	753,471	559,492	895,284
Buildings	738,404	843,938	893,528	869,248	793,041
Mining & Minerals	712,320	550,134	449,194	26,161	136,851
Pharmaceuticals and Biotechnology	523,490	576,303	404,687	589,795	875,007
Industrial and Other	899,756	690,124	630,694	537,863	624,225
	$11,818,376	$10,893,778	$10,381,664	$9,915,517	$11,467,376
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
Infrastructure
The strengths we offer our clients in this industry group include expertise in transportation, transit, aviation, water and wastewater, and civil construction projects throughout North America, Europe, India, the Middle East, and Asia. Representative clients include national government departments and agencies in the U.S. and the U.K.; state departments of transportation within the U.S.; other regional and local agencies; and private industry freight transport firms.
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
In water infrastructure, we help public and private sector clients develop or rehabilitate critical water resource systems. Emerging economies are investing heavily in water and wastewater systems, while governments in North America and Europe are addressing the challenges of drought and aging infrastructure. We also develop water/wastewater conveyance systems and water flood defense projects.
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
Our acquisition of design firm KlingStubbins reinforces our commitment to our clients in this industry group, expanding our capabilities to clients in the pharma-bio, data center, government intelligence, corporate headquarters/interiors, and science and technology-based education markets around the globe.
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
Mining and Minerals
Our mining and minerals business targets the non-ferrous and ferrous metal markets, precious metals, energy minerals (uranium, coal, oil sands), and industrial and fertilizer minerals (mineral sands, borates, trona, phosphates and potash). We work with many of the resources companies undertaking new and existing facility upgrades and process plant developments. We offer project management; front-end studies; and full engineering, procurement, construction, and management ("EPCM") capabilities; completions, commissioning and start-up services specializing in new plant construction, brownfield expansions, and sustaining capital and maintenance projects.
For our mining and mineral clients, we provide the industry proprietary sulfuric acid production technology through our Chemetics® product - an important synergistic by-product of the smelting process and a key consumable in mines employing ore leaching technology. We are also able to deliver value to our mining clients by providing distinctive adjacent capabilities such as infrastructure and major equipment and materials to support their mining operations.
By focusing on mitigating our clients' resource risk, we are able to address challenges of tight labor markets by providing a reliable and familiar labor pool for their ongoing projects. We host local offices in the most active mining geographies (South America, Australia, Canada, India, and South Africa), and can thereby effectively help our clients improve their project delivery and resource availability.
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
Industrial and Other
We provide a broad range of services to our clients operating in the power; pulp and paper; high-technology manufacturing; and food, beverage, and consumer products industries and markets.
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
Food, Beverage, and Consumer Products
As a provider to the food, beverage, and consumer products supply chain, our global presence and capabilities allow us to help our clients with targeted expansion and new investments. Our food processing services include hygienic design, clean-in-place ("CIP") systems, heat transfer systems, material handling of liquids and solids, refrigeration, and compliance with government requirements. From facility design to raw materials processing to converting, packaging, and distribution, our vast depth of expertise helps our clients do just that. Our knowledge of food and beverage processing results in plants that are productive, efficient, and economical.
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

2013	2012	2011	2010	2009
19.9%	22.1%	24.4%	25.4%	20.3%
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

	2013	2012	2011	2010	2009
Cost-reimbursable	85%	85%	84%	87%	86%
Fixed-price	15%	15%	16%	13%	14%
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

2013	2012	2011	2010	2009
$2,624.8	$2,328.4	$2,118.5	$2,723.3	$4,017.0
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
Employees
At September 27, 2013, we had approximately 49,400 full-time, staff employees (including contract staff). Additionally, as of September 27, 2013, there were approximately 17,100 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

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
The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

			Year Joined the
Name	Age	Position with the Company	Registrant
Craig L. Martin	63	President, Chief Executive Officer and Director	1994
Thomas R. Hammond	62	Executive Vice President, Operations	1975
George A. Kunberger, Jr.	61	Executive Vice President, Global Sales	1979
Andrew F. Kremer	56	Executive Vice President, Operations	1998
Gregory J. Landry	65	Executive Vice President, Operations	1984
Joseph G. Mandel	53	Executive Vice President, Operations	2011
John W. Prosser, Jr.	68	Executive Vice President, Finance and Administration and Treasurer	1974
Phillip J. Stassi	58	Executive Vice President, Operations	1977
Cora L. Carmody	56	Senior Vice President, Information Technology	2008
Lori S. Sundberg	49	Senior Vice President, Global Human Resources	2013
Michael R. Tyler	57	Senior Vice President and General Counsel	2013
Nazim G. Thawerbhoy	66	Senior Vice President and Controller	1979
All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Ms. Sundberg and Mr. Mandel, have served in executive and senior management capacities with the Company for more than five years.
Ms. Sundberg joined the Company in April 2013. Ms. Sundberg served as the Senior Vice President of Human Resources and Ethics at Arizona Public Services Company, from  November 2007 to April 2013.  From 1998 to 2007 she served in a number of global HR leadership roles with American Express. Mr Tyler joined the Company in June 2013. He previously serve as Executive Vice President, General Counsel and Secretary of Sanmina Corporation, and Chief Legal and Administrative Officer of Gateway, Inc. Mr. Mandel joined the Company in February 2011 through the acquisition of the Aker Entities. Mr. Mandel served in various senior management roles with Aker Solutions ASA since first joining them in 1995.

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
Our project execution activities may result in liability for faulty engineering services.
Our failure to make judgments and recommendations in accordance with applicable professional standards could result in large damages. Our engineering practice, for example, involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. While we do not generally accept liability for consequential damages, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant professional or product liability, warranty or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or the fees we generate, or could impact our ability to obtain insurance in the future. In addition, clients or subcontractors who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our operations.
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
For fiscal 2013, approximately 15.0% of our revenues were earned under contracts that were fixed-price in nature. For these contracts, we bear the risk of paying some, if not all, of any cost overruns. Fixed-price contract amounts are established in part on cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or our vendors’ or subcontractors’ inability to perform, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.
Our vulnerability to the cyclical nature of the markets in which our clients operate is exacerbated during economic downturns or time of political uncertainty.
We provide technical, professional, construction, and O&M services to clients operating in a number of markets including oil and gas exploration, production, and refining; programs for various national governments, including the U.S. federal government; chemicals and polymers; mining and minerals; pharmaceuticals and biotechnology; infrastructure; buildings; power; and other, general industrial and consumer businesses and markets (such as technology and manufacturing; pulp and paper; and food and consumer products). These markets and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending, particularly during periods of economic or political uncertainty.
Current global economic and political conditions have negatively impacted many of our clients’ ability and willingness to fund their projects. They have also caused our clients to reduce their capital expenditures, alter the mix of services purchased, seek more favorable price and other contract terms, and otherwise slow their spending on our services. For example, in the public sector, declines in state tax revenues as well as other economic declines may result in lower state and local government spending. In addition, due to these conditions many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions have reduced the demand for our services, which has had a significant negative impact on our business and results of operations.
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
Commodity prices can affect our customers in a number of ways. For example, for those customers that produce commodity products such as oil, gas, copper, or fertilizers, fluctuations in price can have a direct effect on their profitability and cash flow and, therefore, their willingness to continue to invest or make new capital investments. To the extent commodity prices decline and our customers defer new investments or cancel or delay existing projects, the demand for our services decreases, which may have a material adverse impact on our business, financial condition, and results of operations.
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
The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. For example, the uncertainty of contract award timing can present difficulties in matching our workforce size with our contracts. If an expected contract award is delayed or not received, we could incur costs resulting from excess staff, reductions in staff, or redundancy of facilities that could have a material adverse impact on our business, financial conditions, and results of operations.
Contracts with the U.S. federal government and other governments and their agencies pose additional risks relating to future funding and compliance.
Contracts with the U.S. federal government and other governments and their agencies, which are a significant source of our revenue and profit, are subject to various uncertainties, restrictions, and regulations including oversight audits by various government authorities as well as cost controls. Government contracts are also exposed to uncertainties associated with funding such as sequestration. Contracts with the U.S. federal government, for example, are subject to the uncertainties of Congressional funding. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated.
As a result, our government clients may reduce the scope or terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. Since government contracts represent a significant percentage of our revenues (for example, those with the U.S. federal government represented approximately 19.9% of our total revenue in fiscal 2013), a significant reduction in government funding or the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations.

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
In addition, government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements, which affects how we transact business with our clients and, in some instances, impose additional costs on our business operations. For example, for contracts with the U.S. federal government, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act, and numerous regulations governing, environmental protection, and employment practices. Government contracts also contain terms that expose us to heightened levels of risk and potential liability than non-government contracts. This includes, for example, unlimited indemnification obligations.
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
The contracts in our backlog may be adjusted, cancelled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of our future gross margins.
As of the end of fiscal 2013, our backlog totaled approximately $17.2 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. In addition, the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of wide-spread economic slowdowns.
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

Negative conditions in the credit and financial markets and delays in receiving client payments could result in liquidity problems.
Although we finance much of our operations using cash provided by operations, at times we depend on the availability of credit to grow our business and to help fund business acquisitions. In addition, some of our clients depend on the availability of credit to help finance their capital projects. Instability in the credit markets in the U.S. or abroad, could cause the availability of credit to be relatively difficult or expensive to obtain. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to us. We may also enter into business acquisition agreements that require us to access credit, which if not available at the closing of the acquisition could result in a breach of the acquisition agreement and a resulting claim for damages by the sellers of such business. In addition, market conditions could negatively impact our clients’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse impact on our business, financial condition, and results of operations.
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
Furthermore, our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, South America, Australia and Asia. Some of our accounts hold deposits in amounts that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy or forced receivership, or have been seized by their governments, there is a risk that this may occur in the future. If this were to occur, we would be at risk of not being able to access our cash which may result in a temporary liquidity crisis that could impede our ability to fund operations.
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
The failure by a joint venture partner to comply with applicable laws, regulations or client requirements could negatively impact our business and, for government clients, could result in fines, penalties, suspension or even debarment being imposed on us, which could have a material adverse impact on our business, financial condition, and results of operations.

We are dependent on third parties to complete many of our contracts.
Much of the work performed under our contracts is performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. In the current economic environment, third parties may find it difficult to obtain sufficient financing to help fund their operations. The inability to obtain financing could adversely affect a third party’s ability to provide materials, equipment or services which could have a material adverse impact on our business, financial condition, and results of operations. In addition, a failure by a third party subcontractor, supplier or manufacturer to comply with applicable laws, regulations or client requirements could negatively impact our business and, for government clients, could result in fines, penalties, suspension or even debarment being imposed on us, which could have a material adverse impact on our business, financial condition, and results of operations.
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
Past and future environmental, heath, and safety laws could impose significant additional costs and liabilities.
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
We are subject to U.S. federal, state, local and foreign laws and regulations that affect our business. For example, our global operations require importing and exporting goods and technology across international borders. Although we have policies and procedures to comply with U.S. and foreign international trade laws, the violation of such laws could subject the Company and its employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and therefore, our ability to do business.
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
A few clients have in the past and may in the future account for a significant portion of our revenue and/or backlog in any one year or over a period of several consecutive years. For example, in fiscal 2013, 2012, and fiscal 2011, approximately 19.9%, 22.1%, and 24.4%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay, or cancel their contracts at any time. Our loss of or a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.
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
Our larger competitors for engineering, construction, and maintenance services for process plants include Bechtel, Fluor, Foster Wheeler, KBR, Technip, WorleyParsons, CB&I, and AMEC. In the area of buildings, our competitors include several of the competitors previously mentioned as well as HDR, HOK, AECOM, and Turner. In the area of infrastructure, our competitors include several of the competitors previously mentioned as well as URS, Parsons Brinckerhoff, HNTB, Tetra Tech, Parsons, and W.S. Atkins. In the area of national government programs, our principal competitors include several of the competitors listed above as well as Leidos, CH2M Hill, Weston, Lockheed Martin, and Computer Sciences Corporation.
In addition to the risks discussed elsewhere in Risk Factors, our international operations are also exposed to additional risks and uncertainties including unfavorable political developments and weak foreign economies.
For fiscal 2013, approximately 40.8% of our revenues was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:

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
We work in international locations where there are high security risks, which could result in harm to our employees or unanticipated cost.
Some of our services are performed in high risk locations, where the country or location is subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the safety of our personnel. Despite these activities, in these locations, we cannot guarantee the safety of our personnel and we may suffer future losses of employees and subcontractors.
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
In addition, there is no assurance that we will continue to locate suitable acquisition targets or that we will be able to consummate any such transactions on terms and conditions acceptable to us. Existing cash balances and cash flow from operations, together with borrowing capacity under our credit facilities, may be insufficient to make acquisitions Credit market conditions may also make it more difficult and costly to finance acquisitions. Acquisitions may also bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.
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
Our quarterly operating results may fluctuate significantly, which could have a material negative effect on the price of our common stock, because of a number of factors, including:

•	Fluctuations in the spending patterns of our government and commercial customers;

•	The number and significance of projects executed during a quarter;

•	Unanticipated changes in contract performance, particularly with contracts that have funding limits;

•	The timing of resolving change orders, requests for equitable adjustments, and other contract adjustments;

•	Delays incurred in connection with a project;

•	Changes in prices of commodities or other supplies;

•	Weather conditions that delay work at project sites;

•	The timing of expenses incurred in connection with acquisitions or other corporate initiatives;

•	Natural disasters or other crises;

•	Staff levels and utilization rates;

•	Changes in prices of services offered by our competitors; and

•	General economic and political conditions.
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
Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. As of September 27, 2013, we had $2.0 billion of goodwill, representing 27.8% of our total assets of $7.3 billion. We have chosen to perform our annual impairment reviews of goodwill at the end of the third quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.
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
We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of September 27, 2013, and September 28, 2012, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $402.5 million and $463.7 million, respectively. See Note 6—Pension Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors. If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 85.0% during fiscal 2013), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition, and results of operations.
We may be affected by market or regulatory responses to climate change.
Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, there is a growing consensus that new and additional regulations may be enacted concerning, among other things, greenhouse gas emissions could result in increased compliance costs for us and our clients. Legislation, international protocols, regulation or other restrictions on emissions could also affect our clients, including those who are involved in the exploration, production or refining of fossil fuels. Such changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on our business, financial condition, and results of operations. However, these changes could also increase the pace of projects, such as carbon capture or storage projects, that could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.
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
Our businesses could be materially and adversely affected by events outside of our control.
Extraordinary or force majeure events beyond our control, such as natural or man-made disasters, could negatively impact our ability to operate. As an example, from time to time we face unexpected severe weather conditions which may result in weather-related delays that are not always reimbursable under a fixed-price contract; evacuation of personnel and curtailment of services; increased labor and material costs in areas resulting from weather-related damage and subsequent increased demand for labor and materials for repairing and rebuilding; inability to deliver materials, equipment and personnel to jobsites in accordance with contract schedules and loss of productivity. We may remain obligated to perform our services after any such natural or man-made event, unless a force majeure clause or other contractual provision provides us with relief from our contractual obligations. If we are not able to react quickly to such events, or if a high concentration of our projects are in a specific geographic region that suffers from a natural or man-made catastrophe, our operations may be significantly affected, which could have a negative impact on our operations. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients which may reduce our profits.
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
Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Australia; Austria; Belgium; Canada; Chile; China; Finland; France; Germany; Greece; India; Italy; Mexico; Morocco; The Netherlands; Oman; Poland; Puerto Rico; Peru; Republic of Ireland; Saudi Arabia; South Africa; Singapore; Spain; Sweden; United Arab Emirates; and the United Kingdom. Such space is used for operations (providing technical, professional, and other home office services), sales, and administration. Most of our properties are leased. In addition, we own facilities located in Charleston, South Carolina which serve as our principal manufacturing and fabrication site for our modular construction activities. We also have fabrication facilities located in Canada in Pickering, Ontario and Edmonton and Lamont, Alberta. The total amount of space used by us for all of our operations is approximately 8.5 million square feet.
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

Item 4.	MINE SAFETY DISCLOSURE
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

	Low Sales Price	High Sales Price
Fiscal 2013:
First quarter	$38.28	$43.56
Second quarter	41.50	56.53
Third quarter	48.86	57.97
Fourth quarter	53.99	62.33
Fiscal 2012:
First quarter	$30.74	$43.10
Second quarter	40.53	48.17
Third quarter	33.61	45.00
Fourth quarter	36.07	43.90
Shareholders
According to the records of our transfer agent, there were 1,233 shareholders of record as of November 14, 2013.
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

Performance Graph
The following graph and table shows the changes over the past five-year period in the value of $100 invested at the end of fiscal 2008 in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Index, and (3) the Dow Jones Heavy Construction Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

	2008	2009	2010	2011	2012	2013
Jacobs Engineering Group Inc.	100.00	84.61	71.26	59.45	74.44	107.13
S&P 500	100.00	93.09	102.55	103.72	135.05	161.17
Dow Jones US Heavy Construction	100.00	94.87	89.69	78.46	103.48	130.35
Note: The above information was provided by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. Amounts are presented in thousands, except for per share information and ratios:

	2013	2012 (a)	2011	2010 (b)	2009
Results of Operations:
Revenues	$11,818,376	$10,893,778	$10,381,664	$9,915,517	$11,467,376
Net earnings attributable to Jacobs	423,093	378,954	331,029	245,974	399,854
Financial Position:
Current ratio	2.14 to 1	2.07 to 1	1.47 to 1	2.23 to 1	2.17 to 1
Working capital	$2,151,939	$1,865,025	$1,011,565	$1,527,589	$1,522,548
Current assets	4,039,558	3,612,077	3,180,091	2,767,042	2,818,449
Total assets	7,274,144	6,839,433	6,199,226	4,683,917	4,428,614
Cash	1,256,405	1,032,457	905,633	938,842	1,033,619
Long-term debt	415,086	528,260	2,042	509	737
Total Jacobs stockholders’ equity	4,213,097	3,722,473	3,312,988	2,859,048	2,625,913
Return on average equity	10.66%	10.77%	10.73%	8.97%	16.42%
Backlog:
Technical professional services	$11,118,400	$10,266,500	$9,100,100	$7,588,900	$8,209,300
Field services	6,099,500	5,643,200	5,189,700	5,613,100	7,010,100
Total	$17,217,900	$15,909,700	$14,289,800	$13,202,000	$15,219,400
Per Share Information:
Basic earnings per share	$3.27	$2.97	$2.63	$1.98	$3.26
Diluted earnings per share	3.23	2.94	2.60	1.96	3.21
Stockholders’ equity	32.00	28.65	25.93	22.71	21.14
Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	130,945	128,692	127,235	125,790	124,534
Common Shares Outstanding at Year End	131,639	129,936	127,785	125,909	124,230

(a)	Includes a one-time, after-tax gain of $4.0 million, or $0.03 per diluted share, related to the sale of the Company's intellectual property for iron ore pelletizing and certain other related assets.

(b)
Includes non-recurring, after-tax charges totaling $60.3 million, or $0.48 per diluted share, relating to the SIVOM judgment (refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2010 Annual Report on Form 10-K for a description of this matter and its effects on the Company’s fiscal 2010 Consolidated Financial Statements, as well as for a reconciliation to the Company’s fiscal 2010 consolidated results of operations in accordance with U.S. GAAP).

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
In evaluating the Company's joint ventures (also referred to as "variable interest entities", or "VIEs") for accounting and consolidation purposes, we perform a qualitative analysis to determine whether or not the Company has a “controlling financial interest” in the VIE. The Company is deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance; and (ii) the right to receive benefits, or obligation to absorb losses, that could potentially be significant to the VIE. In making our qualitative analysis, the Company assesses each VIE to determine those activities that most significantly impact the VIE's economic performance and whether the Company, another entity, or multiple entities have the power to direct those activities.
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
For the Company's unconsolidated joint ventures, we use either the equity method of accounting or proportional conslidation. The Company does not currently participate in any significant VIEs in which it has a controlling financial interest. There were no changes in facts and circumstances in the period that caused the Company to reassess the method of accounting for its VIEs.
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
Accounting for Pension Plans— The accounting for pension plans requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions include discount rates, investment returns, and projected salary increases, among others. The actuarial assumptions used in determining the funded statuses of the plans are provided in Note 6 – Pension Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
The expected rates of return on plan assets for fiscal 2014 range from 0.4% to 8.5%; compared to 2.4% to 8.5% for the prior year. We believe the range of rates selected for fiscal 2014 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were changed from a range of 0.6% to 8.4% in fiscal 2012 to a range of 0.4% to 9.3% in fiscal 2013. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.
Changes in the actuarial assumptions often have a material effect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at September 27, 2013, was higher (lower) by 0.5%, the PBO would have been lower (higher) at that date by approximately $112.4 million for non-U.S. plans, and by approximately $20.0 million for U.S. plans. If the expected return on plan assets was higher (lower) by 1.0%, the net periodic pension cost for fiscal 2014 would be lower (higher) by approximately $9.8 million for non-U.S. plans, and by approximately $3.7 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the fairness of the actuarial assumptions used.

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
Testing Goodwill for Possible Impairment— The goodwill carried on our Consolidated Balance Sheets is tested annually for possible impairment. In performing the annual impairment test, we evaluate our goodwill at the reporting unit level. We have determined that we have two reporting units, which are based on geography. We refer to these reporting units internally as “Europe” and “Non-Europe”. Each of our reporting units conducts the business activities described elsewhere in this 2013 Form 10-K, which includes providing professional technical services such as design, engineering, and architectural services; construction and/or construction management services; and operations and maintenance services.
Our geography-based reporting units reflect the Company’s organizational structure, which is based predominately on geography, as well as our acquisition strategy, which favors acquisition targets that, among other things, provide access to new geographic areas. Our reporting units represent rational groupings into which substantially all of our major acquisitions (which are responsible for the goodwill appearing in our Consolidated Balance Sheets) have been assimilated, and where all of the operations under each reporting unit share in the benefits of the goodwill created by our acquisitions.
U.S. GAAP does not prescribe a specific valuation method for estimating the fair value of reporting units. The valuation technique used to estimate the fair value of the reporting units requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others.
For fiscal year 2011, we used a market approach for valuing our reporting units. Under this method, the fair value of our reporting units were estimated by multiplying their respective after-tax earnings for the trailing twelve months by the Company’s overall average market earnings multiple.
The key inputs used in the valuation model were the after-tax earnings of our reporting units and the Company’s market-driven average earnings multiple. The multiple used for fiscal 2011 was approximately 18.
For fiscal years 2012 and 2013, we used both an income approach and a market approach to test our goodwill for possible impairment. Such approaches require us to make estimates and judgments. Under the income approach, fair value is determined by using the discounted cash flows of our reporting units. Under the market approach, the fair value of our reporting units is determined by reference to guideline companies that are reasonably comparable to our reporting units; the fair values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of fair values indicated. The fair values for each reporting unit exceeded the respective book values by over 60%. The key assumptions used to determine the fair value of our reporting units in our testing were:
Income Approach
2012 Assumptions:
•Company financial projections for fiscal years 2012 to 2015
•Weighted average cost of capital of 12%
•Residual period growth rate of 3%

2013 Assumptions:
•Company financial projections for fiscal years 2013 to 2016
•Weighted average cost of capital of 11%
•Residual period growth rate of 3%
Market Approach
With respect to the market approach, for guideline publicly traded companies reasonably comparable to the Company's reporting units, the Company used multiples ranging from 6.2 to 8.0 of EBITDA and 7.3 to 9.6 of EBIT, for the fiscal year 2012 test applied to the trailing twelve months results of operations for each of our reporting units. The Company used multiples ranging from 6.3 to 8.0 of EBITDA and 8.0 to 9.7 of EBIT, for the fiscal year 2013 test applied to the projected fiscal year 2013 financial results for each of our reporting units.
It is possible that changes in market conditions, economy, facts and circumstances, judgments, and assumptions used in estimating the fair value could change, resulting in possible impairment of goodwill in the future. The fair values resulting from the valuation techniques used are not necessarily representative of the values we might obtain in a sale of the reporting units to willing third parties.
The Company performs the annual goodwill impairment test for the reporting units at the end of the third quarter of our fiscal year. The Company will test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the fair value of our reporting units substantially exceeded their respective carrying values for fiscal years 2013, 2012, and 2011.
Based on the most recent results of our annual impairment tests, there were no indications of impairment of the goodwill shown in our Consolidated Balance Sheets at either September 27, 2013, or September 28, 2012. Furthermore, the Company performed an interim impairment assessment at September 27, 2013, and concluded that it was not more likely than not that the fair value of either reporting unit had been reduced to an amount below its carrying amount.

Fiscal 2013 — Overview
The Company’s net earnings increased $44.1 million, or 11.6%, from $379.0 million for fiscal 2012 to $423.1 million for fiscal 2013. The Company's growth in earnings this year was primarily facilitated by a strong performance in the Chemicals and Polymers industry. Included in earnings in the Company's fiscal 2012 was a one-time, after-tax gain of $4.0 million, or $0.03 per diluted share, related to the sale of the Company's intellectual property for iron ore pelletizing and other related assets ("pelletizing gain").
Backlog at September 27, 2013, increased $1.3 billion, or 8.2%, to $17.2 billion. During the year the Company had significant sales from clients operating in the Oil & Gas-Upstream, Chemicals and Polymers, Refining- Downstream, Infrastructure, Aerospace and Defense, and Buildings industry groups and markets.

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

The scope of services we can provide our clients, therefore, ranges from consulting and conceptual design services (which are often required by clients in the very early stages of a project) to complete single-responsibility, design-build contracts, to services required in the post start-up phases of a project such as operations and maintenance services.
The following table sets forth our revenues by type of service for each of the last three fiscal years (in thousands):

	2013	2012	2011
Technical Professional Services revenues:
Project Services	$5,977,917	$5,693,419	$5,070,575
Process, Scientific, and Systems Consulting	705,694	772,031	815,561
Total Technical Professional Services revenues	6,683,611	6,465,450	5,886,136
Field Services revenues:
Construction	3,825,878	3,145,311	3,060,820
Operations and Maintenance (“O&M”)	1,308,887	1,283,017	1,434,708
Total Field Services revenues	5,134,765	4,428,328	4,495,528
	$11,818,376	$10,893,778	$10,381,664

Project Services revenues for the year ended September 27, 2013, increased $284.5 million, or 5.0%, from the corresponding period last year. These increases in Project Services revenues occurred principally in our North American and U.K. operations primarily in support of our clients in the Chemicals and Polymers and Refining - Downstream markets.

Process, Scientific, and Systems Consulting revenues for the year ended September 27, 2013, decreased $66.3 million, or 8.6%, from the corresponding period last year. The revenues in this service type primarily relate to science, engineering and technical support services provided to our U.S. Government clients. These decreases can be attributed primarily to the winding down of one project for the U.S. federal government.

Construction revenues for the year ended September 27, 2013, increased $680.6 million, or 21.6%, from the corresponding period last year. The Company continues to experience increased activity in the Oil & Gas-Upstream market, particularly in Canada, in the Chemicals and Polymers market in the U.S. and the U.K., and in the Mining and Minerals market in the U.S..

Our Operations and Maintenance revenues for the year ended September 27, 2013, were relatively unchanged, although the mix of work changed. Operations and Maintenance revenues in our National Government Programs increased $144.6 million for the year ended September 27, 2013 from the corresponding period last year, primarily as a result of an increase in our ownership of the business that manages and operates the Strategic Petroleum Reserve for the U.S. Department of Energy. That increase was offset by a $190.1 million decrease in our revenues related to our Canadian operations for the year ended September 27, 2013 from the corresponding period last year. Nevertheless we expect to see increases in our maintenance activity in our Canadian operations in the near term.
We focus our services on clients operating in select industry groups and markets. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each of the last three fiscal years (in thousands):

	2013	2012	2011
Chemicals and Polymers	2,391,144	1,704,723	1,461,125
Refining – Downstream	2,337,387	2,379,750	2,256,092
National Government Programs	2,284,533	2,272,611	2,313,240
Infrastructure	1,015,864	1,085,649	1,219,633
Oil & Gas – Upstream	915,478	790,546	753,471
Buildings	738,404	843,938	893,528
Mining & Minerals	712,320	550,134	449,194
Pharmaceuticals and Biotechnology	523,490	576,303	404,687
Industrial and Other	899,756	690,124	630,694
	$11,818,376	$10,893,778	$10,381,664
We recorded net earnings of $423.1 million, or $3.23 per diluted share for the fiscal year ended September 27, 2013, compared to $379.0 million, or $2.94 per diluted share ($375 million, or $2.91 per diluted share excluding the pelletizing gain), for the fiscal year ended September 28, 2012.
Revenues increased $924.6 million, or 8.5%, from $10.9 billion for fiscal 2012 to $11.8 billion for fiscal 2013.
Revenues from clients operating in the Chemicals and Polymers industries increased $686.4 million, or 40.3%, from $1.7 billion for fiscal 2012 to $2.4 billion for fiscal 2013. The effect of shale gas projects and the low price of natural gas continue to influence activity in the chemicals market. Because there is now a large source of feedstock available outside refineries which can grow independently of the refining infrastructure, we believe more projects are now economically viable and capital is being deployed to develop these opportunities. Furthermore, our clients are looking at various options to monetize natural gas. This increased activity is primarily in the U.S. and the U.K. along with smaller increases in the Middle East and Asia.
Revenues from clients operating in the Refining—Downstream market decreased $42.4 million, or 1.8%, from $2.38 billion for fiscal 2012 to $2.34 billion for fiscal 2013. Included in revenues for fiscal 2012 were a significant amount of pass-through costs for a large U.S. based project that was winding down during fiscal 2012. Notwithstanding these decreases, we had strong sales in this market during fiscal 2013 and believe it will continue to be a strong market during fiscal 2014. Looking forward, several downstream companies have announced large capital projects and the industry is beginning to focus on compliance with the EPA TIER 3 Ultra Low Sulfur Gasoline regulations where we believe we are well positioned to support our clients with the required facility modifications.
National Government Programs revenues for fiscal 2013 remained relatively flat compared to fiscal 2012. Uncertainties over U.S. government budget issues and ongoing sequestration concerns remained a primary driver limiting our growth in this market. These actions had little effect on the Company's projects in backlog in this market during fiscal 2013. We believe that sequestration is slowing the release of new project opportunities in this market. Nevertheless, we had significant Aerospace and Defense awards in this market during fiscal 2013. In addition, certain recent changes in government contracting in the U.S. have helped to stabilize this area of our business and may continue to help stabilize it in the future. We have seen an increasing volume of work released by U.S. government agencies in the form of multiple award task order contracts ("MATOC"). These types of awards allow the Company to bid on, and participate in, more government sites than large, single-award contracts. We believe our cost profile makes us very competitive for MATOC-type awards.
Revenues from clients operating in the Infrastructure market decreased $69.8 million, or 6.4%, from $1.09 billion for fiscal 2012 to $1.02 billion for fiscal 2013. We believe the U.S. market should benefit from several recent bond passages and we are leveraging our capabilities in the U.S. and India into markets in the Middle East and Australia. The U.K. market should improve as the government has taken further action to increase the level of infrastructure spending. We had significant wins in the U.S. market in fiscal 2013. The partial U.S. federal government shutdown has added some uncertainty to our U.S. infrastructure market, though we are experiencing little short-term disruption.
Revenues from clients operating in the Oil and Gas—Upstream market increased $124.9 million, or 15.8%, from $790.5 million for fiscal 2012 to $915.5 million for fiscal 2013. These increases were primarily a result of improvement in the Canadian oil and gas business, particularly in field services. The Company expects field services activity in the Canadian market to remain strong as we move into fiscal 2014 as projections continue to show a strong oil price forecast. We continue to see more opportunities in the Middle East, including unconventional gas development programs and large pipeline Front End Engineering and Design ("FEED") projects. The market in Europe looks positive with a number of opportunities for Engineering, Procurement and Construction Management ("EPCM") projects, FEED's for onshore terminal modifications, and long-term site-based alliances. Onshore development and production in the U.S. continues to be strong. The Australian market is being driven by the development of liquefied natural gas export projects.
Revenues from clients operating in the Buildings market decreased $105.5 million, or 12.5%, from $844.0 million for fiscal 2012 to $738.4 million for fiscal 2013. The current state of the U.S. economy is impacting this market and we view this market as being flat in fiscal 2014. We see momentum building in healthcare, K-12, higher education, federal civilian, state and local, and aviation that should see this market growing in fiscal 2015. Our Buildings business continues to shift towards projects for clients in the private sector. Opportunities in the private sector business are coming from mission critical, education, healthcare, aviation, and corporate and commercial programs and projects.
Revenues from clients operating in the Mining and Minerals market increased $162.2 million, or 29.5%, from $550.1 million for fiscal 2012 to $712.3 million for fiscal 2013. Generally, our clients in this market have been affected negatively by a general slowdown in the rate of growth in the Chinese economy; falling spot prices for iron ore, coking, and thermal coal; and weaker commodity prices - albeit these declines have occurred from prices that were generally high from a historical perspective. These trends have resulted in clients reducing their capital spending in the Mining and Minerals market. Despite this cooling market, we were able to capture additional market share during fiscal 2013. The increase in revenues in this market in fiscal 2013 as compared to fiscal 2012 was primarily from projects based out of the U.S. As we move into fiscal 2014 the Company is focusing on small-cap projects and maintenance-driven work for our clients in this market. The potential for legislative changes during fiscal 2014 in Australia could have a positive influence in this market as early as the later part of fiscal 2014.
Revenues from clients operating in the Pharmaceutical and Biotechnology markets decreased $52.8 million, or 9.2%, from $576.3 million for fiscal 2012 to $523.5 million for fiscal 2013. Though several of our customers have delayed projects, we view this market as steady, with potential growth prospects in the areas of biotechnology-based drug development in Europe and North America and secondary manufacturing expansion in Asia, the U.K., and South America. As we move into fiscal 2014 we view this market as steady to slightly up in the U.S., U.K., Ireland, and Mainland Europe. We continue to view China as a strong market with the government emphasizing improvement in the nation's healthcare system.
Industrial and Other includes the Pulp & Paper, High-Technology Manufacturing, Power, and Food, Beverage & Consumer Products industry groups and markets. Revenues from clients operating in the Industrial and Other markets increased $209.6 million, or 30.4%, from $690.1 million for fiscal 2012 to $899.8 million for fiscal 2013. The increases in Industrial and Other revenues were due primarily to increased activity in the Pulp & Paper market in the U.S. and the High-Technology Manufacturing market in Ireland.
Direct costs of contracts increased $809.3 million, or 8.8%, from $9.17 billion during fiscal 2012 to $9.98 billion during fiscal 2013. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in connection with providing the services required by client projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.
Pass-through costs increased $296.4 million, or 12.7%, from $2.33 billion during fiscal 2012 to $2.62 billion for fiscal 2013. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.
As a percentage of revenues, direct costs of contracts were 84.4% for fiscal 2013, compared to 84.1% for fiscal 2012. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The increase in the ratio of direct costs of contracts to revenues in fiscal 2013 as compared to last year was due primarily to a slight decrease in margins for our professional services offset by improved margins for our field services.
Selling, general, and administrative ("SG&A") expenses for fiscal 2013 increased by $42.4 million, or 3.8%, to $1.17 billion, compared to $1.13 billion for fiscal 2012. The increase in SG&A is primarily reflective of the Company's increased business activity when compared to the corresponding periods last year. As a percentage of revenues, SG&A costs have declined for fiscal 2013 as compared to the corresponding period last year.
Interest expense for fiscal 2013 increased $1.2 million to $12.9 million from $11.7 million in fiscal 2012. Interest expense in both fiscal 2013 and fiscal 2012 was due primarily to the debt incurred in connection with the acquisition of the Aker Entities. The increase in interest expense in fiscal 2013 when compared to fiscal 2012 is related primarily to the accrual of interest related to a potential tax liability from an acquisition completed in fiscal 2012.
The Company’s consolidated effective income tax rate was 33.5% for fiscal 2013, compared to 34.1% in fiscal 2012. The Company's lower effective income tax rate in fiscal 2013 when compared to the corresponding period last year was due primarily to an increase in income attributable to noncontrolling interests. In the normal course of our business, we may engage in numerous transactions for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S. We continually monitor the appropriateness of the rate, and we adjust our income tax expense in the period it is probable that actual results will change.
Fiscal 2012 Compared to Fiscal 2011
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
Revenues from clients operating in the Mining and Minerals market increased $100.9 million, or 22.5%, from $449.2 million for fiscal 2011 to $550.1 million for fiscal 2012. This increase was due primarily to the inclusion of the revenues of the Aker Entities for all of fiscal 2012, versus only a portion of fiscal 2011. The "Aker Entities" refer to certain businesses that were acquired in separate transactions that were completed in February and April 2011, and which are described in more detail in Note 3—Business Combinations of Notes to Consolidated Financial Statements beginning on page F-1 of the Company's 2012 Annual Report on Form 10-K.
Revenues from clients operating in the Oil and Gas—Upstream market increased $37.1 million, or 4.9%, from $753.5 million for fiscal 2011 to $790.5 million for fiscal 2012. The increase is related primarily to higher business volume in the Company's Canadian Operations.
National Government Programs revenues for fiscal 2012 were relatively flat compared to fiscal 2011. We believe that uncertainties associated with sequestration (i.e., that mechanism within the Budget Control Act of 2011 that can trigger automatic U.S. government spending cuts in the event the U.S. Congress and the President fail to agree on a budget by the end of calendar 2012) caused several agencies to slow the release of work in 2012. Nevertheless, certain recent changes in government contracting in the U.S. have helped to stabilize this area of our business and may continue to help stabilize it in the future. We have seen an increasing volume of work released by U.S. government agencies in the form of multiple award task order contracts ("MATOC"). These types of awards allow the Company to bid on, and participate in, more government sites than large, single-award contracts. We believe our cost profile makes us very competitive for MATOC-type awards.
Revenues from clients operating in the Buildings market decreased $49.6 million, or 5.5%, from $893.5 million for fiscal 2011 to $844.0 million for fiscal 2012. During the year we saw shifts in this industry group towards projects for clients in the private sector; which was driven by a continuing decline in government spending. Growth in the private sector business came from mission critical, education, healthcare, aviation, and corporate and commercial programs and projects.
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
As a percentage of revenues, direct costs of contracts were 84.1% for fiscal 2012, compared to 85.0% for fiscal 2011. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The decrease in the ratio of direct costs of contracts to revenues in fiscal 2012 as compared to fiscal 2011 was due primarily to improved margins for our project services (margins relating to our field services were virtually unchanged).
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

Interest income during fiscal 2012 increased $1.1 million as compared to the prior year. Contributing to this increase was higher average cash balances on deposit in fiscal 2012 as compared to fiscal 2011.
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
The Company’s consolidated effective income tax rate was 34.1% for fiscal 2012, compared to 35.1% in fiscal 2011. In general, the lower effective tax rate in fiscal 2012 as compared to fiscal 2011 was due to the changing geographical source of our earnings combined with an increase in the utilization of U.S. foreign tax credits.

Contractual Obligations
The following table sets forth certain information about our contractual obligations as of September 27, 2013 (in thousands):

		Payments Due by Fiscal Period
	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Debt obligations	$437,868	$22,782		$415,086
Operating leases (a)	919,695	150,448	296,477	183,826	288,944
Obligations under defined benefit pension plans (b)	416,707	66,061	140,155	151,592	58,899
Obligations under nonqualified deferred compensation plans (c)	120,440	8,600	18,246	19,735	73,859
Purchase obligations (d)	1,247,714	1,247,714
Interest (e)	17,847	6,842	8,804	2,201
Total	$3,160,271	$1,502,447	$463,682	$772,440	$421,702

(a)
Assumes the Company will make the end of lease term residual value guarantee payment of $38.8 million in 2015 with respect to the lease of an office building in Houston, Texas. Please refer to Note 10—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

(b)
Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2014, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of September 27, 2013. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(c)
Assumes that future payments will be consistent with amounts paid in fiscal 2013, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of September 27, 2013.

(d)	Represents those liabilities estimated to be under firm contractual commitments as of September 27, 2013; primarily accounts payable and accrued payroll.

(e)
Determined based on borrowings outstanding at the end of fiscal 2013 using the interest rates in effect at that time and, for our outstanding long term debt, concluding with the expiration date of the 2012 Facility, as defined below.

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

The following table summarizes our backlog for each of the last three fiscal years (in millions):

	2013	2012	2011
Technical professional services	$11,118.4	$10,266.5	$9,100.1
Field services	6,099.5	5,643.2	5,189.7
Total	$17,217.9	$15,909.7	$14,289.8
The entire value of contract awards are added to backlog when the contracts are awarded to us. Accordingly, backlog can fluctuate from one reporting period to the next due to the timing of when new contracts are added to backlog and when the contract revenue is recognized in our consolidated financial statements. Many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years). Our backlog at September 27, 2013 increased by$1.3 billion, or 8.2%, to $17.2 billion from $15.9 billion at September 28, 2012. The increase in backlog from September 28, 2012 to September 27, 2013 was due primarily to new awards from clients operating in the Oil & Gas-Upstream, Chemicals and Polymers, Refining- Downstream, Infrastructure, Aerospace and Defense, and Buildings industry groups and markets.
In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs. There were no significant project cancellations in fiscal 2013.
While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein. Accordingly, backlog is not necessarily a reliable indicator of future revenues.

Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $4.1 billion (or 23.8% of total backlog), $3.6 billion (or 22.9% of total backlog), and $3.6 billion (or 24.9% of total backlog) at September 27, 2013, September 28, 2012, and September 30, 2011, respectively. Most of our federal contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).
Subject to the factors discussed in Item 1A—Risk Factors, above, we estimate that approximately $8.4 billion, or 48.4%, of total backlog at September 27, 2013 will be realized as revenues within the next fiscal year.
Effects of Inflation
The effects of inflation on our business is discussed in Item 1A—Risk Factors, and is incorporated herein by reference.
Liquidity and Capital Resources
At September 27, 2013, our primary sources of liquidity consisted of $1.26 billion of cash and cash equivalents and $779.1 million of available borrowing capacity under our $1.21 billion unsecured revolving credit facility. We finance as much of our operations and growth as possible through cash generated by our operations.
During fiscal 2013, our cash and cash equivalents increased by $223.9 million from $1.03 billion at September 28, 2012 to $1.26 billion at September 27, 2013. This compares to a net increase in cash and cash equivalents of $126.8 million during the corresponding period last year. During fiscal 2013 we experienced net cash inflows of $448.5 million from operating activities. These cash inflows were offset by cash outflows of $157.1 million from investing activities and $59.7 million from financing activities, along with $7.8 million from the effects of exchange rate changes.
Operations provided net cash of $448.5 million during fiscal 2013. This compares to net cash inflows of $299.8 million and $236.5 million during fiscal 2012 and 2011, respectively. The $148.7 million increase in cash provided by operations in fiscal 2013 as compared to fiscal 2012 was due primarily to a $49.2 million increase in net earnings attributable to the Group, a $52.3 million favorable change in the Company's working capital accounts, a $19.6 million change related to the Company's defined benefit pension plans, and a $14.2 million change related to stock based compensation.
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

We used $157.1 million of cash and cash equivalents for investing activities during fiscal 2013. This compares to $181.1 million and $801.8 million during fiscal 2012 and 2011, respectively. The Company did not engage in any significant financing activity during fiscal 2013.

Additions to property and equipment totaled $127.3 million, $102.6 million, and $98.7 million for fiscal years 2013, 2012, and 2011, respectively. Included in fiscal 2013 activity are significant expenditures for leasehold improvements relating primarily to the consolidation of certain office space, expansion of office space. and relocations of certain office space, all occurring in a number of locations.
Our financing activities resulted in net cash outflows of $59.7 million and $2.7 million during fiscal 2013 and fiscal 2012, respectively. This compares to net cash inflows of $556.9 million during fiscal 2011. The $57.0 million net increase in cash outflows from financing activities during fiscal 2013 as compared to fiscal 2012 was due primarily to the net decrease in the Company's outstanding debt.
The Company had $1.26 billion of cash and short term equivalents at September 27, 2013. Of this amount, approximately $932.2 million was held in the U.S. and $324.2 million was held outside of the U.S., primarily in Canada, the U.K., and the Eurozone. Other than the tax cost of repatriating funds held outside the U.S. to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no impediments to repatriating these funds to the U.S.
The total amount utilized under the 2012 Facility at September 27, 2013 was $425.9 million ($415.1 million in the form of direct borrowings and $10.8 million utilized in the form of letters of credit). Please refer to Note 5—Borrowings of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional information regarding the 2012 Facility.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $1.26 billion in cash and cash equivalents at September 27, 2013, compared to $1.03 billion at September 28, 2012. Our consolidated working capital position at September 27, 2013 was $2.15 billion; an increase of $286.9 million from September 28, 2012.
As noted in the Company's Form 8-K dated September 8, 2013, we entered into a Merger Implementation Deed with Sinclair Knight Merz (“SKM”), a 6,500-person professional services firm headquartered in Australia for an estimated purchase price of $1.1 billion. The Company has adequate cash and existing debt capacity to finance this transaction and fund our operations.
Additionally, there was $779.1 million of borrowing capacity available at September 27, 2013 under the 2012 Facility. We believe that the remaining capacity, terms and conditions of our revolving credit facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.

The Company had $243.3 million of letters of credit outstanding at September 27, 2013. Of this amount, $10.8 million were issued under the 2012 Facility and $232.5 million were issued under separate, committed and uncommitted letter-of-credit facilities.
Off-Balance Sheet Arrangements
We are party to financial instruments with off-balance sheet risk in the form of guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off-balance sheet arrangements are not reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that is material to investors. See Note 10 – Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
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
In July 2012, the FASB adopted ASU No. 2012-02—Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends Topic 350 of the FASB's ASC regarding how entities test indefinite-lived intangible assets other than goodwill for possible impairment. ASU 2012-02 permits entities first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test pursuant to ASC Subtopic 350-30. If the entity determines that is more likely than not that such asset is not impaired based on its qualitative assessment, no further testing is required. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 has not had a material effect on the Company's consolidated financial statements.
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
The information required by this Item 8 is submitted as a separate section beginning on page F-1of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 27, 2013, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 27, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following information is being provided herein in lieu of a Current Report on Form 8-K, specifically for a disclosure under Item 5.02 of Form 8-K:
On November 21, 2013, Jacobs Engineering Group Inc. (the “Company”) reassigned the operational duties of Mr. Gregory J. Landry, Executive Vice President-Operations, at his request.  Those duties have been assigned to other Executive Vice Presidents - Operations within the company.  As a result of this reassignment, the Board determined that, effective as of November 21, 2013, Mr. Landry is no longer one of the Company’s executive officers.

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
Code of Ethics
We have adopted a code of ethics for our chief executive, chief financial, and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full text of the codes of ethics and corporate governance guidelines is available at our website www.jacobs.com. In the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefor on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Jacobs Engineering Group Inc., 155 S. North Lake Avenue, Pasadena, California, 91101, Attention: Corporate Secretary.
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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of September 27, 2013:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders (a)	4,606,212	$52.33	7,925,846
Equity compensation plans not approved by shareholders	—	—	—
Total	4,606,212	$52.33	7,925,846
____________________

(a)
The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”), and the Global Employee Stock Purchase Plan (the “GESPP”). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occur monthly. Our shareholders have authorized a total of 27.8 million shares of common stock to be issued through the 1989 ESPP and the GESPP. From the inception of the 1989 ESPP and the GESPP through September 27, 2013, a total of 25.1 million shares have been issued, leaving 2.7 million shares of common stock available for future issuance at that date.

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

(a)Documents filed as part of this report:

(1)
The Company’s Consolidated Financial Statements at September 27, 2013 and September 28, 2012 and for each of the three years in the period ended September 27, 2013, September 28, 2012 and September 30, 2011 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

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

†2.2
Merger Implementation Deed between Sinclair Knight Merz Management Pty Limited and Sinclair Knight Merz Holdings Limited and Jacobs Engineering Group Inc. and Jacobs Australia Holdings Company Pty. Ltd, dated as of September 8, 2013.

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3.1 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

3.2
Jacobs Engineering Group Inc. Amended and Restated Bylaws, dated September 27, 2013. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 27, 2013 and incorporated herein by reference.

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

10.5 #
Jacobs Engineering Group Inc. 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.5 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.6 #
Jacobs Engineering Group Inc. 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.6 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.7 #
Jacobs Engineering Group Inc. 1995 Executive Deferral Plan, effective January 1, 1995. Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2009 and incorporated herein by reference.

10.8 #	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.8 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.9 #
The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated-effective January 22, 2009. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 27, 2009 and incorporated herein by reference.

10.10 #	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as Exhibit 10.10 to the Registrant’s fiscal 2011 Annual Report on Form 10-K and incorporated herein by reference.

10.11 #
Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated April 1, 2003. Filed as Exhibit 10.12 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.12 #
Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 27, 2012 and incorporated herein by reference.

10.13 #
Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the third quarter of fiscal 2012 and incorporated herein by reference.

10.14 #
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

10.16 #	Form of Restricted Stock Unit Award Agreement (Market Stock Units). Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on June 1, 2011 and incorporated herein by reference.

10.17 #	Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on June 1, 2011 and incorporated herein by reference.

10.18 #	Form of Restricted Stock Award Agreement. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on May 26, 2011 and incorporated herein by reference.

10.19 #
Amendment One to Restricted Stock Unit Award Agreement (Market Stock Units) by and between Craig Martin and the Company dated as of October 14, 2011. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 18, 2011 and incorporated herein by reference.

10.20 #
Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as Amended and Restated. Filed as Exhibit 10.21 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.21
Form of Restricted Stock Unit Award Agreement (Performance Shares - Net Earnings Growth). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference.

10.22
Form of Restricted Stock Unit Award Agreement. (Performance Shares - TSR). Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference.

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

10.24 #
Employment agreement between Jacobs Engineering Group Inc. and Michael Tyler dated May 28, 2013. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference.

10.25 #
Assignment Letter Agreement dated February 16, 2005 between the Registrant and Thomas R. Hammond, Executive Vice President. Filed as Exhibit 10.17 to the Registrant’s fiscal 2010 Annual Report on Form 10-K and incorporated herein by reference.

10.26 #
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

10.29 #
Relocation/Repatriation Agreement, dated as of September 29, 2011, by and between the Registrant and Thomas Hammond. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 29, 2011 and incorporated herein by reference.

10.30 #
Jacobs Engineering Group Inc. 2005 Executive Deferral Plan, effective January 1, 2005. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2010 and incorporated herein by reference.

10.31 #
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

10.34 #
Amendment No. 2 to Consulting Agreement between the Registrant and Noel G. Watson dated July 1, 2013. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference.

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

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†95.	Mine Safety Disclosure.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Being filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.
Dated:	November 22, 2013	By:	/S/ Craig L. Martin
Craig L. Martin
President, Chief Executive Officer, and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Craig L. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2013
Craig L. Martin
/S/ Noel G. Watson	Chairman of the Board	November 22, 2013
Noel G. Watson
/S/ Joseph R. Bronson	Director	November 22, 2013
Joseph R. Bronson
/S/ John F. Coyne	Director	November 22, 2013
John F. Coyne
/S/ Juan Jose Suarez Coppel	Director	November 22, 2013
Juan Jose Suarez Coppel
/S/ Robert C. Davidson, Jr.	Director	November 22, 2013
Robert C. Davidson, Jr.
/S/ Ralph E. Eberhart	Director	November 22, 2013
Ralph E. Eberhart
/S/ Edward V. Fritzky	Director	November 22, 2013
Edward V. Fritzky
/S/ Linda Fayne Levinson	Director	November 22, 2013
Linda Fayne Levinson
Director
Peter J. Robertson
/S/ Christopher M.T. Thompson	Director	November 22, 2013
Christopher M.T. Thompson
/S/ John W. Prosser, Jr.	Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	November 22, 2013
John W. Prosser, Jr.
/S/ Nazim G. Thawerbhoy	Senior Vice President and Controller (Principal Accounting Officer)	November 22, 2013
Nazim G. Thawerbhoy

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
September 27, 2013

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2013

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
At September 27, 2013 and September 28, 2012

	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,256,405	$1,032,457
Receivables	2,548,990	2,348,892
Deferred income taxes	131,086	142,369
Prepaid expenses and other current assets	103,077	88,359
Total current assets	4,039,558	3,612,077
Property, Equipment, and Improvements, Net	379,296	331,131
Other Noncurrent Assets:
Goodwill	2,022,831	2,010,340
Miscellaneous	832,459	885,885
Total other noncurrent assets	2,855,290	2,896,225
	$7,274,144	$6,839,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$22,783	$—
Accounts payable	457,893	376,694
Accrued liabilities	1,029,816	1,061,969
Billings in excess of costs	345,097	263,275
Income taxes payable	32,030	45,114
Total current liabilities	1,887,619	1,747,052
Long-term Debt	415,086	528,260
Other Deferred Liabilities	723,104	796,338
Redeemable Noncontrolling Interest	—	8,894
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—131,639,196 shares and 129,935,881 shares, respectively	131,639	129,936
Additional paid-in capital	1,084,624	953,983
Retained earnings	3,300,961	2,920,441
Accumulated other comprehensive loss	(304,127)	(281,887)
Total Jacobs stockholders’ equity	4,213,097	3,722,473
Noncontrolling interests	35,238	36,416
Total Group stockholders’ equity	4,248,335	3,758,889
	$7,274,144	$6,839,433
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011
(In thousands, except per share information)

	2013	2012	2011
Revenues	$11,818,376	$10,893,778	$10,381,664
Costs and Expenses:
Direct costs of contracts	(9,976,057)	(9,166,789)	(8,822,171)
Selling, general and administrative expenses	(1,173,340)	(1,130,916)	(1,040,575)
Operating Profit	668,979	596,073	518,918
Other (Expense) Income:
Interest income	5,395	6,049	4,917
Interest expense	(12,906)	(11,686)	(8,799)
Gain on sale of intellectual property, net	—	6,292	—
Miscellaneous income (expense), net	80	(3,392)	1,625
Total other expense, net	(7,431)	(2,737)	(2,257)
Earnings Before Taxes	661,548	593,336	516,661
Income Tax Expense	(221,366)	(202,382)	(181,440)
Net Earnings of the Group	440,182	390,954	335,221
Net Earnings Attributable to Noncontrolling Interests	(17,089)	(12,000)	(4,192)
Net Earnings Attributable to Jacobs	$423,093	$378,954	$331,029
Net Earnings Per Share:
Basic	$3.27	$2.97	$2.63
Diluted	$3.23	$2.94	$2.60
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011
(In thousands)

	2013	2012	2011
Net Earnings of the Group	$440,182	$390,954	$335,221
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(23,704)	30,038	(22,524)
Change in pension liability	4,496	(100,385)	99,881
Gains (losses) on cash flow hedges	1,467	3,567	137
Other Comprehensive (Loss) Income Before Income Taxes	(17,741)	(66,780)	77,494
Income Tax Benefit (Expense):
Foreign currency translation adjustments	—	(750)	(2,500)
Change in pension liability	(3,949)	24,443	(26,707)
Gains (losses) on cash flow hedges	(550)	(1,262)	(84)
Total Income Tax Benefit (Expense)	(4,499)	22,431	(29,291)
Net Other Comprehensive Income (Loss)	(22,240)	(44,349)	48,203
Net Comprehensive Income of the Group	417,942	346,605	383,424
Net Comprehensive Income Attributable to Noncontrolling Interests	(17,089)	(12,000)	(4,192)
Total Comprehensive Income Attributable to Jacobs	$400,853	$334,605	$379,232
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net income during the period

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp- rehensive Income (Loss)	Total Jacobs Stock- holders’ Equity	Non- controlling Interests	Total Group Stock- holders’ Equity
Balances at October 1, 2010	$125,909	$767,514	$2,251,366	$(285,741)	$2,859,048	$5,880	$2,864,928
Net earnings	—	—	331,029	—	331,029	4,192	335,221
Foreign currency translation adjustments, net of deferred tax expense of $2,500	—	—	—	(25,024)	(25,024)	—	(25,024)
Pension liability, net of deferred tax expense of $26,707	—	—	—	73,174	73,174	—	73,174
Gain on derivatives, net of deferred tax expense of $84	—	—	—	53	53	—	53
Noncontrolling interest acquired / consolidated	—	—	—	—	—	4,942	4,942
Distributions to noncontrolling interests	—	—	—	—	—	(4,617)	(4,617)
Issuances of equity securities, net of deferred tax benefit of $6,961	2,282	96,010	—	—	98,292	—	98,292
Repurchases of equity securities	(406)	(5,064)	(18,114)	—	(23,584)	—	(23,584)
Balances at September 30, 2011	127,785	858,460	2,564,281	(237,538)	3,312,988	10,397	3,323,385
Net earnings	—	—	378,954	—	378,954	12,000	390,954
Foreign currency translation adjustments, net of deferred tax expense of $750	—	—	—	29,288	29,288	—	29,288
Pension liability, net of deferred tax benefit of $24,443	—	—	—	(75,942)	(75,942)	—	(75,942)
Gain on derivatives, net of deferred tax expense of $1,262	—	—	—	2,305	2,305	—	2,305
Noncontrolling interest acquired / consolidated	—	—	(3,971)	—	(3,971)	15,528	11,557
Distributions to noncontrolling interests	—	—	—	—	—	(5,376)	(5,376)
Contributions from noncontrolling interests	—	—	—	—	—	3,867	3,867
Issuances of equity securities, net of deferred tax benefit of $4,074	2,706	106,494	—	—	109,200	—	109,200
Repurchases of equity securities	(555)	(10,971)	(18,823)	—	(30,349)	—	(30,349)
Balances at September 28, 2012	129,936	953,983	2,920,441	(281,887)	3,722,473	36,416	3,758,889
Net earnings	—	—	423,093	—	423,093	17,089	440,182
Foreign currency translation adjustments	—	—	—	(23,704)	(23,704)	—	(23,704)
Pension liability, net of deferred tax expense of $3,949	—	—	—	547	547	—	547
Gain on derivatives, net of deferred tax expense of $550	—	—	—	917	917	—	917
Noncontrolling interest acquired / consolidated	—	11,087	—	—	11,087	(10,293)	794
Distributions to noncontrolling interests	—	—	—	—	—	(7,974)	(7,974)
Issuances of equity securities, net of deferred tax expense of $3,111	2,864	137,592	—	—	140,456	—	140,456
Repurchases of equity securities	(1,161)	(18,038)	(42,573)	—	(61,772)	—	(61,772)
Balances at September 27, 2013	$131,639	$1,084,624	$3,300,961	$(304,127)	$4,213,097	$35,238	$4,248,335
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011
(In thousands)

	2013	2012	2011
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$440,182	$390,954	$335,221
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	69,889	58,890	57,620
Intangible assets	28,985	41,934	37,750
Purchase accounting gain	—	—	(3,716)
Gain on sale of intellectual property	—	(6,292)	—
Stock based compensation	39,518	32,442	29,084
Tax deficiency (benefit) from stock based compensation	3,213	(3,957)	(6,837)
Equity in earnings of investees	(59,300)	(63,690)	(55,528)
Dividends received from earnings of investees	45,160	54,710	46,799
Change in pension plan obligations	(8,714)	(28,351)	(27,150)
Change in deferred compensation plans	(8,915)	(5,474)	—
(Gains) Losses on sales of assets, net	519	811	(481)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	(234,864)	(227,123)	(234,024)
Prepaid expenses and other current assets	(15,898)	(19,265)	(14,604)
Accounts payable	82,389	10,673	(15,997)
Accrued liabilities	(18,214)	80,806	41,529
Billings in excess of costs	84,043	(15,626)	13,304
Income taxes payable	(5,676)	10,015	26,387
Deferred income taxes	(4,358)	(1,036)	15,853
Other deferred liabilities	(2,199)	(4,764)	(1,218)
Change in long-term receivables	15,815	—	—
Other, net	(3,059)	(5,852)	(7,502)
Net cash provided by operating activities	448,516	299,805	236,490
Cash Flows from Investing Activities:
Additions to property and equipment	(127,270)	(102,574)	(98,749)
Disposals of property and equipment	4,276	319	3,860
Change in cash related to consolidation of joint ventures	5,344	—	—
Purchases of investments	(15)	(38)	(193)
Sales of investments	11	15	4,667
Sale of intellectual property	—	12,726	—
Acquisitions of businesses, net of cash acquired	(39,429)	(91,575)	(711,421)
Net cash used for investing activities	(157,083)	(181,127)	(801,836)

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011
(In thousands)
Continued

	2013	2012	2011
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	528,673	825,681
Repayments of long-term borrowings	(118,293)	(98)	(239,189)
Proceeds from short-term borrowings	59,094	2,586	77,055
Repayments of short-term borrowings	(35,400)	(579,901)	(159,394)
Proceeds from issuances of common stock	46,079	43,568	45,943
Tax (deficiency) benefit from stock based compensation	(3,213)	3,956	6,837
Distributions to noncontrolling interests	(7,974)	(5,376)	—
Contributions from noncontrolling interests	—	3,868	—
Net cash (used for) provided by financing activities	(59,707)	(2,724)	556,933
Effect of Exchange Rate Changes	(7,778)	10,870	(24,796)
Increase (Decrease) in Cash and Cash Equivalents	223,948	126,824	(33,209)
Cash and Cash Equivalents at Beginning of Period	1,032,457	905,633	938,842
Cash and Cash Equivalents at End of Period	$1,256,405	$1,032,457	$905,633

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

	2013	2012	2011
Cost-reimbursable	85%	85%	84%
Fixed-price	15%	15%	16%
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
The following table sets forth pass-through costs included in revenues for each of the last three fiscal years (in millions):

2013	2012	2011
$2,624.8	$2,328.4	$2,118.5
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
Fair Value Measurements
The net carrying amounts of cash and cash equivalents, trade receivables and payables, and notes payable approximate Fair Value due to the short-term nature of these instruments. Similarly, we believe the carrying value of long-term debt also approximates Fair Value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. Certain other assets and liabilities, such as forward contracts and an interest rate swap agreement we purchased as cash-flow hedges discussed in Note 10 —Commitments and Contingencies, and Derivative Financial Instruments are required to be carried in our Consolidated Financial Statements at Fair Value.
The Fair Value of the Company’s reporting units (needed for purposes of determining whether there is an indication of possible impairment of the carrying value of goodwill) was determined in fiscal year 2011 using a market approach that multiplies the after-tax earnings of each reporting unit for the trailing twelve months by the Company’s overall average market earnings multiple. For fiscal years 2012 and 2013, we used both an income approach and a market approach to test our goodwill for possible impairment. Such approaches require us to make estimates and judgments. Under the income approach, Fair Value is determined by using the discounted cash flows of our reporting units. Under the market approach, the Fair Values of our reporting units are determined by reference to guideline companies that are reasonably comparable to our reporting units; the Fair Values are estimated based on the valuation multiples of the invested capital associated with the guideline companies.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of Fair Values indicated. The range of value (both end of the range) for each reporting unit, exceeded the respective book values by more than 60%.
With respect to share-based payments, we estimate the Fair Value of stock options granted to employees and directors using the Black-Scholes option-pricing model. Like all option-pricing models, the Black-Scholes model requires the use of highly subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause drastically different Fair Values to be assigned to our stock option awards. For restricted stock units containing service and market conditions, compensation expense is based on the Fair Value of such units using a Monte Carlo simulation. Due to the uncertainties inherent in the use of assumptions and the results of applying Monte Carlo simulations, the amount of expense recorded in the accompanying consolidated financial statements may not be representative of the effects on our future consolidated financial statements because equity awards tend to vest over several years and additional equity awards may be made in the future.
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
Cash Equivalents
We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 27, 2013 and September 28, 2012 consisted primarily of money market mutual funds and overnight bank deposits.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the Fair Value of the net tangible and intangible assets acquired. Goodwill and the cost of intangible assets with indefinite lives are not amortized; instead, we test goodwill for possible impairment. We conduct such tests annually (or more frequently if events occur or circumstances change that would more likely than not reduce the Fair Values of our reporting units below their respective carrying values). The first step in the test is to compare the implied Fair Value of each of the Company’s reporting units to their respective carrying amounts, including goodwill. In the event that the carrying value of a reporting unit exceeds its Fair Value, a second test is performed to measure the amount of the impairment loss, if any. In performing the annual impairment test, the Company evaluates goodwill at the reporting unit level. We have determined that our operating segment is comprised of two reporting units based on geography. Based on the results of these tests, we have determined that the Fair Value of our reporting units substantially exceeded their respective carrying values for fiscal years 2013, 2012, and 2011.

The following table provides certain information related to the Company’s acquired intangible assets for each of the fiscal years presented (in thousands):

	Customer Relationships, Contracts, and Backlog	Developed Technology	Trade Names	Other	Total
Balances, October 1, 2010	$95,478	$—	$2,052	$2,515	$100,045
Acquisitions	155,512	23,000	2,744	2,542	183,798
Amortization	(21,239)	(1,023)	(1,214)	(1,225)	(24,701)
Foreign currency translation	(13)	—	(109)	(14)	(136)
Balances, September 30, 2011	229,738	21,977	3,473	3,818	259,006
Acquisitions	13,010	—	1,200	410	14,620
Amortization	(24,406)	(1,533)	(1,430)	(1,597)	(28,966)
Foreign currency translation	(613)	—	(161)	(124)	(898)
Balances, September 28, 2012	217,729	20,444	3,082	2,507	243,762
Amortization	(20,731)	(1,533)	(614)	(1,130)	(24,008)
Foreign currency translation	(1,471)	—	(289)	(90)	(1,850)
Balances, September 27, 2013	$195,527	$18,911	$2,179	$1,287	$217,904
Weighted average amortization period	10.2	13.0	13.4	7.2	10.5
The weighted average amortization period includes the effects of foreign currency translation.
The above table excludes the values assigned to those intangible assets embedded in the Company’s investment in AWE Management Ltd. (“AWE”). Those amounts are included in the carrying value of the Company’s investment in AWE. The amount of amortization expense we estimate we will record during each of the next five fiscal years relating to intangible assets existing at September 27, 2013, including those associated with AWE, is: fiscal 2014 - $24.4 million; fiscal 2015 - $23.9 million; fiscal 2016 - $23.8 million; fiscal 2017 - $23.7 million; and fiscal 2018 - $23.7 million. The amounts reported for future amortization include the effect of exchange rate changes.
The change in goodwill during the period relates primarily to businesses acquired during fiscal 2013.
Business Combinations
The Company did not enter into any material business combinations during fiscal years 2012 and 2013,
On September 8, 2013, the Company, entered into a Merger Implementation Deed with Sinclair Knight Merz (“SKM”), a 6,500-person professional services firm headquartered in Australia. In accordance with the terms of the Merger Implementation Deed, SKM would enter into a Sale Agreement immediately prior to implementation of the Acquisition. Pursuant to the Agreements, the Company would acquire 100% of SKM for approximately AUS$1.3 billion in cash (approximately US$1.2 billion as of September 27, 2013). The purchase price reflects an enterprise value of AUS$1.2 billion (US$1.1 billion as of September 27, 2013) plus adjustments for cash, debt and other items.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SKM is an employee-owned company that provides engineering, design, procurement, construction and project management, as well as consulting, planning and scientific services in the mining and metals, building and infrastructure, water and environment and power and energy industries. SKM has significant operations in Australia, Asia, South America and the U.K.
Additional detail regarding the SKM transaction can be found in the Company's Form 8-K dated September 8, 2013.
During the second quarter of fiscal 2011, we acquired certain operations within the process and construction business of Aker Solutions ASA, and in April 2011 we completed the acquisition of Aker Projects (Shanghai) Company Limited (together, the "Aker Entities"). The acquisition of the Aker Entities is described in more detail on pages 6 and F-16 of our 2011 Form 10-K. Consistent with most other business combinations we have completed, we began integrating the Aker Entities into our existing operations shortly after the businesses were acquired. Accordingly, it is not practicable to provide complete financial information for the Aker Entities on a stand-alone basis.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Foreign Currencies
In preparing our Consolidated Financial Statements, it is necessary to translate the financial statements of our subsidiaries operating outside the U.S., which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In accordance with U.S. GAAP, revenues and expenses of operations outside the U.S. are translated into U.S. dollars using weighted-average exchange rates for the applicable period(s) being translated while the assets and liabilities of operations outside the U.S. are generally translated into U.S. dollars using period-end exchange rates. The net effect of foreign currency translation adjustments is included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.
Share-Based Payments
We measure the value of services received from employees and directors in exchange for an award of an equity instrument based on the grant-date Fair Value of the award. The computed value is recognized as a non-cash cost on a straight-line basis over the period the individual provides services, which is typically the vesting period of the award with the exception of awards containing an internal performance measure which is recognized on a straight-line basis over the vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned. The cost of these awards is recorded in selling, general and administrative expense in the Company's Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our stock-based compensation expense for the various types of awards made by the Company for each of the fiscal years presented (in thousands):

Award Type	2013	2012	2011
Restricted Stock and Restricted Stock Units (excluding Market and Performance Awards)	$12,836	$11,021	$10,710
Stock Options	11,385	14,067	16,468
Market and Performance Awards	15,297	7,354	1,906
Total Expense	$39,518	$32,442	$29,084
The Company has two incentive plans whereby eligible employees and directors of Jacobs may be granted stock options, restricted stock, and/or restricted stock units.

Stock Options—Substantially all of the stock options granted during the year are awarded on the same date (although the date is different for employees and directors). The following table presents the assumptions used in the Black-Scholes option-pricing model during each of the last three fiscal years for awards made to employees and directors:

	Awards Made to Employees			Awards Made to Directors
	2013	2012	2011	2013	2012	2011
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	38.37%	43.28%	41.54%	37.65%	41.42%	41.97%
Risk-free interest rate	1.11%	0.95%	2.00%	0.95%	1.11%	2.40%
Expected term of options (in years)	5.82	5.82	5.82	5.82	5.82	5.82
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
Substantially all of the restricted stock units with market conditions granted during the year are awarded on the same date. The following table presents the assumptions used to value these restricted stock units:

2011
Dividend yield	—%
Expected volatility	46.67%
Risk-free interest rate	0.83%
Expected term (in years)	3
During fiscal years 2013 and 2012, the Company granted restricted stock units containing service, performance, and market conditions. The restricted stock unit award is split equally between Earned Relative TSR Restricted Stock Units and Earned Net Earnings Growth Restricted Stock Units.
The number of Earned Relative TSR Restricted Stock Units in which the employee may ultimately vest shall be equal to 50% of the grant multiplied by the TSR Performance Multiplier. The TSR Performance Multiplier will be determined

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by comparing the Company's total stockholder return to the total stockholder return of each of the companies in a specified industry peer group over the three-year period immediately following the award date. For purposes of computing total stockholder return, the beginning stock price will be the average closing stock price over the 30 calendar day period ending on the award date ("Performance Period"), and the ending stock price will be the average closing price over the 30 calendar day period ending on the last day of the performance period. Any dividend payments made over the Performance Period will be deemed re-invested on the ex-dividend data in additional shares of the related Company.
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
Substantially all of the restricted stock units market conditions granted during the year are awarded on the same date. The following table presents the assumptions used to value the Earned Relative TSR Restricted Stock Units:

	2013	2012
Dividend yield	—%	—%
Expected volatility	29.18%	36.30%
Risk-free interest rate	0.42%	0.42%
Expected term (in years)	3	3
The number of Earned Net Earnings Growth Restricted Stock Units awarded in fiscal year 2012 in which an employee may ultimately vest shall be equal to the sum of the following: (1) an amount, not less than zero, equal to one-third of the Target Restricted Stock Units multiplied by 50% multiplied by the Net Earnings Growth Performance Multiplier (or, "NEGPM", as defined) determined based upon the growth in the Company's Net Earnings (as defined) over the period from April 1, 2012 to March 31, 2013; plus, (2) an amount, not less than zero, equal to (A) two-thirds of the Target Restricted Stock Units multiplied by 50% multiplied by the NEGPM determined based upon the average growth in the Company's Net Earnings over the period from April 1, 2012 to March 31, 2014, minus (B) the amount determined pursuant to (1) above; plus, (3) an amount, not less than zero, equal to (A) the Target Restricted Stock Units multiplied by 50% multiplied by the NEGPM determined based upon the average growth in the Company's Net Earnings over the period from April 1, 2012 to March 31, 2015, minus (B) the amount determined pursuant to (1) and (2) above.
For Earned Net Earnings Growth Restricted Stock Units awarded in fiscal year 2013 all the criteria are the same over the three year vesting period as those referenced in the paragraph above with the exception of the performance period which is based upon the Company's Net Earnings (as defined) over the period starting on the first day of the Company's third quarter of fiscal 2013 and ending on the last day of the Company's second quarter of fiscal 2016.
If the Company's average growth in Net Earnings over the applicable fiscal years during the respective Performance Periods is between 5% and 10%, 10% and 15%, or 15% and 20%, the Net Earnings Growth Performance Multiplier will be determined using straight line interpolation based on the actual average growth in the Company's consolidated net earnings.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the basis on which the Earned Net Earnings Growth Restricted Stock Units are determined:

Average Net Earnings Growth	Net Earnings Growth Performance Multiplier
Less than 5%	—%
5%	50%
10%	100%
15%	150%
20%	200%
Unless stated otherwise, all other awards are valued based on the closing price of the Company's common stock as reported in the NYSE Composite Price History on their respective grant date.
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
In July 2012, the FASB adopted ASU No. 2012-02—Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends Topic 350 of the FASB's ASC regarding how entities test indefinite-lived intangible assets other than goodwill for possible impairment. ASU 2012-02 permits entities first to assess qualitative factors to determine whether it is more likely than not that an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test pursuant to ASC Subtopic 350-30. If the entity determines that is more likely than not that such asset is not impaired based on its qualitative assessment, no further testing is required. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 has not had a material effect on the Company's Consolidated Financial Statements.
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
3. Stock Purchase and Stock Option Plans
Broad-Based, Employee Stock Purchase Plans
The 1989 ESPP and the GESPP are employee stock purchase plans under which employees are granted the right to purchase shares of the common stock of Jacobs at a discount that is limited to 5% of the per-share market value on the day shares are sold to employees.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP during each of the last three fiscal years:

	2013	2012	2011
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$30,012,848	$32,236,660	$31,887,660
Under the GESPP	3,068,578	2,944,987	2,894,302
Total	$33,081,426	$35,181,647	$34,781,962
Aggregate Number of Shares Sold:
Under the 1989 ESPP	642,675	853,819	771,818
Under the GESPP	64,963	76,360	69,386
Total	707,638	930,179	841,204
At September 27, 2013, there were 2,414,021 shares reserved for issuance under the 1989 ESPP and 272,068 shares reserved for issuance under the GESPP.

Stock Incentive Plans
We also sponsor the 1999 SIP and the 1999 ODSP. The 1999 SIP provides for the issuance of incentive stock options, nonqualified stock options, share appreciation rights ("SAR"), restricted stock, and restricted stock units to employees. The 1999 ODSP provides for awards of shares of common stock, restricted stock, and restricted stock units, and grants of nonqualified stock options to our outside (i.e., nonemployee) directors. The 1999 SIP and the 1999 ODSP (together, the “1999 Plans”) replaced the1981 Plan. The following table sets forth certain information about the 1999 Plans:

	1999 SIP	1999 ODSP	Total
Number of shares authorized	25,600,000	800,000	26,400,000
Number of remaining shares reserved for issuance at September 27, 2013	9,456,344	389,625	9,845,969
Number of shares relating to outstanding stock options at September 27, 2013	4,356,712	249,500	4,606,212
Number of shares available for future awards:
At September 27, 2013	5,099,632	140,125	5,239,757
At September 28, 2012	446,994	188,625	635,619
Effective September 28, 2012, all grants of shares under the 1999 SIP are issued on a fungible share basis. An award of an option or SAR counts as 1 share issued under the 1999 SIP Plan. A grant other than an option or SAR counts as 1.92 shares issued under the 1999 SIP Plan.
The following table presents the Fair Value of shares (of restricted stock and restricted stock units) vested during each of the last three fiscal years (in thousands):

2013	2012	2011
$13,054	$7,955	$4,848
No market or performance awards vested during the last three fiscal years.
The following table presents the Company’s total pre-tax compensation cost relating to share-based payments included in the accompanying Consolidated Statements of Earnings (in thousands):

2013	2012	2011
$39,518	$32,442	$29,084

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity for each of the last three fiscal years:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at October 1, 2010	7,410,580	$39.10
Granted	433,600	$46.04
Exercised	(1,363,005)	$21.37
Cancelled or expired	(19,665)	$47.81
Outstanding at September 30, 2011	6,461,510	$43.28
Granted	658,700	$37.45
Exercised	(1,281,449)	$22.54
Cancelled or expired	(82,027)	$43.92
Outstanding at September 28, 2012	5,756,734	$47.23
Granted	753,450	$54.71
Exercised	(1,782,371)	$37.00
Cancelled or expired	(121,601)	$50.22
Outstanding at September 27, 2013	4,606,212	$52.33

Stock options outstanding at September 27, 2013 consisted entirely of nonqualified stock options. The following table presents the total intrinsic value of stock options exercised during each of the last three fiscal years (in thousands):

2013	2012	2011
$22,163	$26,196	$34,665
The total intrinsic value of stock options exercisable at September 27, 2013, was approximately $30.5 million. The following table presents certain other information regarding our 1999 Plans:

	2013	2012	2011
At fiscal year end:
Range of exercise prices for options outstanding	$20.98–$94.11	$18.49–$94.11	$13.29–$94.11
Number of options exercisable	3,034,111	4,219,557	4,822,297
For the fiscal year:
Range of prices relating to options exercised	$18.49–$56.95	$13.29–$37.73	$10.79–$41.18
Estimated weighted average Fair Values of options granted	$20.64	$15.55	$19.43

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information regarding stock options outstanding, and stock options exercisable at September 27, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$20.98 - $26.80	91,800	0.67	$23.14	91,800	$23.14
$32.51 - $37.32	569,500	8.55	37.01	157,125	36.98
$37.43 - $46.86	1,757,213	6.15	42.54	1,388,287	42.41
$47.11 - $55.04	972,925	8.72	52.74	247,825	48.32
$55.13 - $57.81	503,975	0.93	56.94	494,975	56.97
$58.26 - $83.61	136,075	5.41	72.43	79,375	81.34
$88.19 - $94.11	574,724	1.63	92.57	574,724	92.57
	4,606,212	5.72	$52.33	3,034,111	$54.93
The 1999 Plans allow participants to satisfy the exercise price of stock options by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity.
At September 27, 2013, the amount of compensation cost relating to nonvested awards not yet recognized in the financial statements is approximately $122.8 million. The majority of the unrecognized compensation costs will be recognized by the third quarter of fiscal 2015. The weighted average remaining contractual term of options currently exercisable is 4.1 years.
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 SIP during each of the last three fiscal years:

	2013(1)	2012	2011
Restricted stock	445,200	497,100	226,850
Restricted stock units (service condition)	107,500	116,450	2,100
Restricted stock units (service, market, and performance conditions at target)	471,250	525,000	291,700
The amount of restricted stock units issued for awards with performance and market conditions in the above table are based on the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions described in Note 2 – Significant Accounting Policies.
The following table presents the number of shares of restricted stock and restricted stock units cancelled and withheld under the 1999 SIP during each of the last three fiscal years:

	2013(1)(2)	2012	2011
Restricted stock	128,923	80,460	33,200
Restricted stock units (service condition)	3,385	5,650	—
Restricted stock units (service, market, and performance conditions at target)	32,000	22,000	—
The amount of restricted stock units cancelled for awards with market and performance conditions in the above table is based on the target amount.
(1) The share amounts in the above tables for fiscal 2013 reflect the fungible share counting of 1.92 shares for each share of restricted stock and restricted stock unit issued.
(2) Commencing in fiscal 2013, shares withheld for withholding tax liabilities are available for awards under the 1999 SIP and have been included in the table above for fiscal 2013 only.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restrictions attached to restricted stock and restricted stock units generally relate to the recipient’s ability to sell or otherwise transfer the stock or stock units. There are also restrictions that subject the stock and stock units to forfeiture back to the Company until earned by the recipient through continued employment or service.
The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 27, 2013 under the 1999 SIP. Shares granted prior to September 29, 2012 were granted on a 1-to-1 basis ("Not Fungible"). Shares Granted after September 28, 2012 were issued on a 1.92-to-1 basis ("Fungible"):

	Not Fungible	Fungible	Total
Restricted stock	1,144,370	441,200	1,585,570
Restricted stock units (service condition)	109,030	106,500	215,530
Restricted stock units (service, market, and performance conditions at target)	762,700	471,250	1,233,950
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 ODSP during each of the last three fiscal years:

	2013	2012	2011
Restricted stock units (service condition)	13,500	8,000	10,000
The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 27, 2013 under the 1999 ODSP:

2013
Restricted stock	40,000
Restricted stock units (service condition)	47,500
All shares granted under the 1999 ODSP are issued on a 1-to-1 basis.

4. Earnings Per Share
The following table (i) reconciles the denominator used to compute Basic EPS to the denominator used to compute Diluted EPS for each of the last three fiscal years, and (ii) discloses the number of antidilutive stock options, restricted stock, and restricted stock units outstanding at the end of each of the fiscal years indicated (in thousands):

	2013	2012	2011
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	129,288	127,644	125,686
Effect of stock options and restricted stock	1,657	1,048	1,549
Denominator used to compute diluted EPS	130,945	128,692	127,235
Antidilutive stock options, restricted stock, and restricted stock units	2,603	5,093	4,507

5. Borrowings
Short-Term Credit Arrangements
The Company maintains both committed and uncommitted credit arrangements with several banks providing for short-term borrowing capacity and overdraft protection. There were overdrafts of $22.8 million outstanding, primarily in our India operations, under these short-term credit facilities at a weighted average interest rate of 10.7% at September 27, 2013, and there were no amounts outstanding under these short-term credit facilities at September 28, 2012.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt
The following table presents certain information regarding the Company’s long-term revolving credit facility at September 27, 2013, and September 28, 2012 (dollars in thousands):

	2013		2012
	Principal Balance Outstanding	Range of Interest Rates	Principal Balance Outstanding	Range of Interest Rates
2012 Facility	$415,086	0.96% – 1.37%	$528,260	0.95% – 1.41%
The Company has a long-term, unsecured, revolving credit facility (the "2012 Facility") providing $1.21 billion of borrowing capacity with a syndicate of large, U.S. and international banks and financial institutions. The total amount outstanding under the 2012 Facility at September 27, 2013, was $425.9 million ($415.1 million in the form of direct borrowings and $10.8 million utilized in the form of letters of credit).
The 2012 Facility expires in March 2017 and permits the Company to borrow under three separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2012 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2012 Facility will bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.225% or a base rate plus a margin of between 0% and 0.225%. The 2012 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.125% and 0.275% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2012 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2012 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2012 Facility contains customary events of default. We were in compliance with our debt covenants at September 27, 2013.
The following table presents certain additional information regarding the Company’s 2012 Facility for the fiscal years shown:

	2013	2012
Maximum amount outstanding at any month-end during the fiscal year	$526,602	$586,933
Average amount outstanding during the year	$470,343	$537,131
Weighted average interest rate during the year	1.11	1.32

The following table presents the amount of interest paid by the Company during each of the last three fiscal years (in thousands):

2013	2012	2011
$6,685	$8,572	$7,778
6. Pension Plans
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
The accounting for pension and other post-retirement benefit plans requires the use of assumptions and estimates in order to calculate periodic benefit cost and the value of the plans’ assets and benefit obligations.  These assumptions include discount rates, investment returns, and projected salary increases, amongst others.  The discount rates used in valuing the plans' benefit obligations were determined with reference to high quality corporate/government bonds that are appropriately matched

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the duration of each plan's obligations.  The expected long-term rate of return on plan assets, with the exception of plans in Belgium (where the assets are invested in an insurance product that provides guaranteed returns) and India (where asset returns are generally set using government bond yields), is based on a simulation model which selects a single outcome for expected return based on the target asset allocation.  The model simulates interest rates, inflation, and asset class returns for up to 20 years and for 1,000 or 2000 economic scenarios to generate a range of likely outcomes.  The expected long-term-rate of return used in the valuation are the annual average returns generated by these assumptions over a 20 year period for each asset class based on the expected long-term rate of return of the underlying assets.
The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) during each of the fiscal years presented (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2013	2012	2013	2012
Net benefit obligation at the beginning of the year	$509,605	$482,542	$1,191,345	$968,938
Service cost	13,814	12,838	30,117	22,723
Interest cost	18,569	20,923	51,331	54,287
Participants’ contributions	3,071	3,200	11,805	11,614
Actuarial (gains)/losses	(42,689)	20,342	57,764	142,935
Benefits paid	(33,960)	(10,978)	(34,058)	(30,180)
Curtailments and settlements	—	(27,702)	(6,297)	(6,118)
Plan amendments	—	—	109	(2,294)
Business combinations/consolidations	—	8,440	—	8,933
Special termination benefits	29	—	—	—
Effect of exchange rate changes	—	—	5,215	20,507
Net benefit obligation at the end of the year	$468,439	$509,605	$1,307,331	$1,191,345
The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) during each of the fiscal years presented (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2013	2012	2013	2012
Fair Value of plan assets at the beginning of the year	$359,348	$285,777	$877,950	$744,689
Actual return on plan assets	53,495	62,635	72,368	91,987
Employer contributions	8,823	42,606	53,885	48,374
Participants’ contributions	3,071	3,200	11,805	11,614
Gross benefits paid	(33,960)	(10,978)	(34,058)	(30,180)
Business combinations/consolidations	—	3,810	—	4,272
Curtailments/settlements	—	(27,702)	(4,973)	(6,085)
Effect of exchange rate changes	—	—	5,502	13,279
Fair Value of plan assets at the end of the year	$390,777	$359,348	$982,479	$877,950

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at September 27, 2013, and September 28, 2012 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2013	2012	2013	2012
Net benefit obligation at the end of the year	$468,439	$509,605	$1,307,331	$1,191,345
Fair Value of plan assets at the end of the year	390,777	359,348	982,479	877,950
Under-funded amount recognized at the end of the year	$77,662	$150,257	$324,852	$313,395

The following table presents the accumulated benefit obligation at September 27, 2013, and September 28, 2012 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2013	2012	2013	2012
Accumulated benefit obligation at the end of the year	$431,726	$460,618	$1,222,234	$1,109,413
The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 27, 2013, and September 28, 2012 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2013	2012	2013	2012
Accrued benefit cost included in prepaid assets	$—	$—	$15,193	$13,174
Accrued benefit cost included in current liabilities	—	—	1,000	2,271
Accrued benefit cost included in noncurrent liabilities	77,662	150,257	339,045	324,298
Net amount recognized at the end of the year	$77,662	$150,257	$324,852	$313,395
Included in the tables are amounts relating to a U.S. pension plan, the participating employees in which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the intention of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. Accordingly, included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheet at September 27, 2013 is a receivable from the U.S. federal government of approximately $58.4 million ($101.4 million at September 28, 2012) representing the underfunded amount for this pension plan.
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s U.S. plans for each fiscal year presented:

	2013	2012	2011
Weighted average discount rates	4.4% to 5.0%	3.4% to 3.9%	4.3% to 4.6%
Rates of compensation increases	2.80%	3.25%	3.50%
Expected long-term rates of return on plan assets	7.7%	7.5%	7.5%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s Non-U.S. pension plans for each fiscal year presented:

	2013	2012	2011
Weighted average discount rates	0.4% to 9.3%	0.6% to 8.4%	2.6% to 5.9%
Rates of compensation increases	2.5% to 7.5%	2.8% to 7.5%	3.0% to 3.5%
Expected long-term rates of return on plan assets	0.4% to 8.5%	2.4% to 8.5%	4.75% to 7.1%
The following table presents certain amounts relating to our U.S. pension plans recognized in accumulated other comprehensive loss at September 27, 2013, and September 28, 2012 (in thousands):

	2013	2012	2011
Arising during the period:
Net actuarial (gain) loss	$(15,850)	$2,756	$7,486
Reclassification adjustments:
Net actuarial gain	(2,674)	(2,011)	(2,011)
Total	$(18,524)	$745	$5,475

The following table presents certain amounts relating to our Non-U.S. pension plans recognized in accumulated other comprehensive loss at September 27, 2013, and September 28, 2012 (in thousands):

	2013	2012	2011
Arising during the period:
Net actuarial loss (gain)	$27,417	$83,298	$(73,258)
Prior service cost (benefit)	297	(1,947)	1,005
Total	27,714	81,351	(72,253)
Reclassification adjustments:
Net actuarial gain	(9,778)	(6,131)	(4,990)
Prior service cost (benefit)	41	(23)	(1,406)
Total	(9,737)	(6,154)	(6,396)
Total	$17,977	$75,197	$(78,649)
The following table presents certain amounts relating to our pension plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost at September 27, 2013, and September 28, 2012 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2013	2012	2013	2012
Net actuarial loss	$50,446	$68,970	$228,074	$201,726
Prior service cost	—	—	(466)	(803)
Total	$50,446	$68,970	$227,608	$200,923
The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic pension cost in fiscal 2013(segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
Unrecognized net actuarial loss	$3,608	$15,527
Unrecognized prior service cost	(103)	(25)
Accumulated comprehensive loss to be recorded against earnings	$3,505	$15,502

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at September 27, 2013, and September 28, 2012 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2013	2012	2013	2012
Equity securities	74%	72%	32%	41%
Debt securities	20%	21%	31%	37%
Real estate investments	1%	1%	6%	6%
Other	5%	6%	31%	16%

The following table presents the Fair Value of the Company’s U.S. pension plan assets at September 27, 2013, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$247,155	$—	$247,155
Overseas equities	40,719	—	40,719
U.S. Domestic bonds	79,482	—	79,482
Cash and equivalents	3,499	—	3,499
Real estate	—	4,411	4,411
Hedge funds	—	15,511	15,511
Total	$370,855	$19,922	$390,777
The following table presents the Fair Value of the Company’s Non-U.S. pension plan assets at September 27, 2013, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$108,261	$—	$108,261
Overseas equities	207,607	—	207,607
U.S. Domestic bonds	230,202	—	230,202
Overseas bonds	76,372	—	76,372
Cash and equivalents	28,185	—	28,185
Infrastructure / raw goods	—	7,076	7,076
Real estate	—	57,173	57,173
Insurance contracts	—	21,214	21,214
Hedge funds	—	246,389	246,389
Total	$650,627	$331,852	$982,479

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Fair Value of the Company’s U.S. pension plan assets at September 28, 2012, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$230,862	$—	$230,862
Overseas equities	27,343	—	27,343
U.S. Domestic bonds	75,648	—	75,648
Cash and equivalents	6,183	—	6,183
Real estate	—	4,841	4,841
Hedge funds	—	14,471	14,471
Total	$340,036	$19,312	$359,348

The following table presents the Fair Value of the Company’s Non-U.S. pension plan assets at September 28, 2012, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

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
The following table summarizes the changes in the Fair Value of the Company’s U.S. Pension Plans’ Level 3 assets for the year ended September 27, 2013 (in thousands):

	Real Estate	Hedge Funds
Balance, beginning of year	$4,841	$14,471
Transfers	—	—
Realized and unrealized gains (losses)	(430)	1,040
Balance, end of year	$4,411	$15,511
The following table summarizes the changes in the Fair Value of the Company’s Non-U.S. Pension Plans’ Level 3 assets for the year ended September 27, 2013 (in thousands):

	Infrastructure / Raw Goods	Real Estate	Insurance Contracts	Hedge Funds
Balance, beginning of year	$6,111	$49,537	$18,291	$93,400
Purchases, sales, and settlements	—	—	1,646	144,441
Realized and unrealized gains	678	7,670	1,058	4,664
Effect of exchange rate changes	287	(34)	219	3,884
Balance, end of year	$7,076	$57,173	$21,214	$246,389

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the Fair Value of the Company’s U.S. Pension Plans’ Level 3 assets for the year ended September 28, 2012 (in thousands):

	Real Estate	Hedge Funds
Balance, beginning of year	$5,353	$14,845
Transfers	—	—
Realized and unrealized losses	(512)	(374)
Balance, end of year	$4,841	$14,471

The following table summarizes the changes in the Fair Value of the Company’s Non-U.S. Pension Plans’ Level 3 assets for the year ended September 28, 2012 (in thousands):

	Infrastructure / Raw Goods	Real Estate	Insurance Contracts	Hedge Funds
Balance, beginning of year	$4,776	$43,997	$17,293	$81,776
Purchases, sales, and settlements	—	106	389	—
Realized and unrealized gains	1,572	3,836	1,422	7,975
Transfers	—	—	—	—
Effect of exchange rate changes	(237)	1,598	(813)	3,649
Balance, end of year	$6,111	$49,537	$18,291	$93,400
The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2014 (in thousands):

U.S. Pension Plans	Non-U.S. Pension Plans
$12,500	$53,561
The following table presents the total benefit payments expected to be paid to pension plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
2014	$39,259	$39,298
2015	36,319	41,989
2016	38,455	46,714
2017	41,162	49,767
2018	38,808	54,413
For the period 2019 through 2023	204,246	344,800

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of net periodic pension cost for the Company’s U.S. pension plans recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2013	2012	2011
Service cost	$13,814	$12,838	$10,684
Interest cost	18,569	20,923	21,377
Expected return on plan assets	(25,826)	(23,764)	(23,558)
Actuarial loss	8,030	10,981	7,025
Prior service cost	(103)	(103)	(103)
Net pension cost, before special items	14,484	20,875	15,425
Special termination benefits	29	—	120
Settlement loss	—	6,035	—
Total net periodic pension cost recognized	$14,513	$26,910	$15,545

The following table presents the components of net periodic pension cost for the Company’s Non-U.S. pension plans recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2013	2012	2011
Service cost	$30,117	$22,723	$30,816
Interest cost	51,331	54,287	54,631
Expected return on plan assets	(54,817)	(50,996)	(50,033)
Actuarial loss	13,276	8,227	13,535
Prior service cost	(43)	152	303
Net pension cost, before special items	39,864	34,393	49,252
Curtailments and settlements	(383)	1,326	381
Total net periodic pension cost recognized	$39,481	$35,719	$49,633
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
Based on our review of our multiemployer pension plans under the guidance provided in ASU 2011-09—Compensation-Retirement Benefits-Multiemployer Plans, we have concluded that none of the multiemployer pension plans into which we contribute are individually significant to our consolidated financial statements.
The following table presents the Company’s contributions to these multiemployer plans during each of the last three fiscal years (in thousands):

	2013	2012	2011
Canada	$72,660	$72,053	$81,608
Europe and Australia	12,930	10,808	12,613
United States	4,366	4,420	4,049
Total	$89,956	$87,281	$98,270

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Other Comprehensive Income
The following table presents amounts reclassified from changes in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company's Consolidated Statements of Earnings for the periods presented related to the Company's defined benefit pension plans (in thousands):

	2013	2012	2011
Amortization of Defined Benefit Items:
Actuarial losses	$(17,554)	$(11,444)	$(16,182)
Prior service benefit (cost)	43	(152)	(97)
Total Before Income Tax	(17,511)	(11,596)	(16,279)
Income Tax Benefit	5,859	3,955	5,716
Total reclassifications after-tax	$(11,652)	$(7,641)	$(10,563)

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

2013	2012	2011
$74,686	$70,211	$61,065
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

2013	2012	2011
$4,470	$4,349	$3,075

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes
The following table presents the components of our consolidated income tax expense for each of the last three fiscal years (in thousands):

	2013	2012	2011
Current income tax expense:
Federal	$121,302	$111,035	$102,903
State	23,246	23,303	25,067
Foreign	74,107	69,080	37,617
Total current tax expense	218,655	203,418	165,587
Deferred income tax expense (benefit):
Federal	(4,718)	(2,505)	10,482
State	(582)	(1,985)	(1,760)
Foreign	8,011	3,454	7,131
Total deferred income tax expense (benefit)	2,711	(1,036)	15,853
Consolidated income tax expense	$221,366	$202,382	$181,440
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at September 27, 2013, and September 28, 2012 (in thousands):

	2013	2012
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$97,349	$103,984
Other employee benefit plans	198,869	173,515
Self-insurance programs	1,758	10,847
Contract revenues and costs	19,468	39,894
Other	11,100	10,749
Gross deferred tax assets	328,544	338,989
Deferred tax liabilities:
Depreciation and amortization	(127,974)	(125,704)
Residual US tax on unremitted non-US earnings	(6,724)	(9,024)
Other, net	(7,560)	(10,709)
Gross deferred tax liabilities	(142,258)	(145,437)
Net deferred tax assets	$186,286	$193,552
The following table presents the income tax benefits realized from the exercise of nonqualified stock options and disqualifying dispositions of stock sold under our employee stock purchase plans during each of the last three fiscal years (in millions):

2013	2012	2011
$7.3	$9.3	$11.9

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles total income tax expense using the statutory U.S. federal income tax rate to the consolidated income tax expense shown in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (dollars in thousands):

	2013	2012	2011
Statutory amount	$231,542	$207,668	$180,831
State taxes, net of the federal benefit	14,892	13,538	15,150
Tax differential on foreign earnings	(18,700)	(16,667)	(7,841)
Other, net	(6,368)	(2,157)	(6,700)
Consolidated income tax expense	$221,366	$202,382	$181,440
Rates used to compute statutory amount	35.0%	35.0%	35.0%
Consolidated effective income tax rate	33.5%	34.1%	35.1%
The following table presents income tax payments made during each of the last three fiscal years (in millions):

2013	2012	2011
$235.8	$191.4	$139.2
The following table presents the components of our consolidated earnings before taxes for each of the last three fiscal years (in thousands):

	2013	2012	2011
United States earnings	$352,404	$286,987	$341,059
Foreign earnings	309,144	306,349	175,602
	$661,548	$593,336	$516,661
United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings are expected to be permanently reinvested. At September 27, 2013, approximately $26.1 million of such undistributed earnings of certain foreign subsidiaries was expected to be permanently reinvested. Should these earnings be repatriated, approximately $7.7 million of income taxes would be payable.
The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties (i.e., not as part of income tax expense). The Company’s liability for gross unrecognized tax benefits was $51.8 million and $53.6 million at September 27, 2013, and September 28, 2012, respectively, all of which, if recognized, would affect the Company’s consolidated effective income tax rate. The Company had $44.8 million and $48.8 million in accrued interest and penalties at September 27, 2013, and September 28, 2012, respectively. The Company estimates that, within 12 months, $5.0 million of gross, primarily non-U.S. unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax. As of September 27, 2013, the Company’s U.S. federal income tax returns for tax years 2010 through 2013 remain subject to examination.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits for the years presented (in thousands):

	2013	2012	2011
Balance, beginning of year	$53,637	$31,130	$27,825
Additions based on tax positions related to the current year	5,447	6,110	6,731
Additions for tax positions of prior years	—	21,438	4,252
Reductions for tax positions of prior years	(6,354)	(4,441)	(7,678)
Settlement	(960)	(600)	—
Balance, end of year	$51,770	$53,637	$31,130

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies, and Derivative Financial Instruments
Commitments Under Operating Leases
We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $909.8 million at September 27, 2013, payable as follows (in thousands):

In fiscal years,
2014	$150,448
2015	177,493
2016	118,984
2017	99,942
2018	83,884
Thereafter	288,944
919,695
Amounts representing sublease income	(9,937)
Total, net aggregate future lease payments	$909,758
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
The following table presents rent expense and sublease income offsetting the Company’s rent expense during each of the last three fiscal years (in thousands):

	2013	2012	2011
Rent expense	$173,340	$165,221	$157,955
Sublease income	(7,914)	(8,402)	(8,315)
Net rent	$165,426	$156,819	$149,640
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
The lease agreement gives us the right to request an extension of the lease term. We may also assist the owner in selling the property at the end of the lease term, the proceeds from which would be used to reduce our residual value guarantee. In connection with the lease, we entered into a floating-to-fixed interest rate swap agreement with a U.S. bank which fixes the amount of the Company’s lease payments. The notional amount of this hedge at September 27, 2013, was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We’ve determined this interest rate swap to be “highly effective” according to U.S. GAAP. The minimum lease payments required by the lease agreement is included in the above lease pay-out schedule. We have determined that the estimated Fair Value of the aforementioned financial guarantee was not significant at September 27, 2013.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit
Letters of credit outstanding at September 27, 2013 totaled $243.3 million. Of this amount $10.8 million has been issued under our revolving credit facility and $232.5 million are issued under separate, committed and uncommitted letter-of-credit facilities.
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
On January 20, 2010, Clark County Nevada ("Clark County") filed suit against Jacobs and two of its subsidiaries asserting claims arising out of certain construction projects to which Clark County Nevada was the owner and for which Jacobs' subsidiaries served as the project management consultant. Clark County's lawsuit against Jacobs followed years of litigation and arbitration between Clark County and its construction contractor on the applicable projects which had ended unsuccessfully for Clark County and resulted in Clark County paying more than $60 million in settlement and awards. Jacobs denies liability and has vigorously defended against the County's claims. In September 2012, the parties agreed to dismiss the litigation in U.S. District Court and proceed, in lieu thereof, in arbitration before three arbitrators. A hearing on the merits was scheduled to begin in September 2013. Prior to the arbitration, the case settled. Even though some of our insurers have contested coverage, the Company does not expect this matter to have any material adverse effect on its consolidated financial statements.
The Company is a defendant in numerous matters pending in North Carolina's Superior Courts arising out of a June 9, 2009, natural gas explosion at a ConAgra Foods Inc. plant in Garner, Wake County, North Carolina. The claims that have been brought against the Company include wrongful death claims, personal injury claims and a claim for property losses to the plant property itself. The Company has settled many of the personal injury claims and is vigorously defending the remaining claims and believes it has meritorious defenses. In addition, the Company believes it has adequate insurance coverage as well as a right to indemnification from ConAgra. Accordingly, the Company does not expect these matters to have any material adverse effect on its consolidated financial statements.

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

13. Other Financial Information
Receivables
The following table presents the components of “Receivables” as shown in the accompanying Consolidated Balance Sheets at September 27, 2013, and September 28, 2012 as well as certain other related information (in thousands):

	2013	2012
Amounts billed, net	$1,389,278	$1,193,500
Unbilled receivables and other	1,109,931	1,110,008
Retentions receivable	49,781	45,384
Total receivables, net	$2,548,990	$2,348,892
Other information about receivables:
Amounts due from the United States federal government included above, net of advanced billings	$292,698	$294,327
Claims receivable	$25,237	$26,309
Billed receivables, net consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for doubtful accounts. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.
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
Property, Equipment, and Improvements, Net
The following table presents the components of our property, equipment, and improvements, net at September 27, 2013, and September 28, 2012 (in thousands):

	2013	2012
Land	$22,027	$23,786
Buildings	131,690	136,193
Equipment	537,835	502,568
Leasehold improvements	204,940	163,916
Construction in progress	22,678	29,595
	919,170	856,058
Accumulated depreciation and amortization	(539,874)	(524,927)
	$379,296	$331,131

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Miscellaneous Noncurrent Assets
The following table presents the components of “Miscellaneous noncurrent assets” as shown in the accompanying Consolidated Balance Sheets at September 27, 2013, and September 28, 2012 (in thousands):

	2013	2012
Deferred income taxes	$197,458	$196,620
Cash surrender value of life insurance policies	100,253	86,502
Intangible assets (a)	217,904	243,762
Investments	194,782	187,248
Notes receivable	11,689	11,128
Reimbursable pension costs (b)	84,348	132,463
Other	26,025	28,162
Total	$832,459	$885,885
(a)    Consists primarily of intangible assets acquired in connection with various business combinations.

(b)
Consists of costs incurred relating to a defined benefit pension plan covering employees providing services on a contract with, and for the benefit of, the U.S. federal government pursuant to which such costs are fully reimbursable.

Accrued Liabilities
The following table presents the components of “Accrued liabilities” as shown in the accompanying Consolidated Balance Sheets at September 27, 2013 and September 28, 2012 (in thousands):

	2013	2012
Accrued payroll and related liabilities	$688,391	$641,340
Project-related accruals	115,418	196,836
Insurance liabilities	48,209	63,908
Sales and other similar taxes	47,973	41,951
Deferred rent	57,581	41,342
Other	72,244	76,592
Total	$1,029,816	$1,061,969
Other Deferred Liabilities
The following table presents the components of “Other deferred liabilities” as shown in the accompanying Consolidated Balance Sheets at September 27, 2013 and September 28, 2012 (in thousands):

	2013	2012
Liabilities relating to defined benefit pension and early retirement plans	$416,707	$474,555
Liabilities relating to nonqualified deferred compensation arrangements	101,653	92,618
Deferred income taxes	142,258	145,437
Miscellaneous	62,486	83,728
Total	$723,104	$796,338

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Accumulated Other Comprehensive Loss
The following table presents the components of “Total accumulated other comprehensive loss” as shown in the accompanying Consolidated Balance Sheets at September 27, 2013, and September 28, 2012 (in thousands):

	2013	2012
Foreign currency translation adjustments	$(32,853)	$(9,149)
Adjustments relating to defined benefit pension plans	(269,345)	(269,892)
Other	(1,929)	(2,846)
Total	$(304,127)	$(281,887)
Supplemental Cash Flow Information
During fiscal 2013 and fiscal 2012, the Company acquired businesses for cash and stock of $39.4 million and $91.6 million, respectively. The following table presents the non-cash adjustments relating to these acquisitions made in preparing the accompanying Consolidated Statements of Cash Flows (in thousands):

	2013	2012
Working capital	$4,197	$9,937
Property and equipment	386	3,378
Noncurrent assets	—	17,591
Deferred liabilities	2,181	(8,177)
Non-controlling interests	18,589	40
Foreign currency translation	(3,461)	21
Goodwill	17,537	68,785

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
The following table presents certain financial information by geographic area for fiscal 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Revenues:
United States	$6,993,594	$6,749,583	$6,435,078
Europe	2,148,504	1,681,421	1,649,678
Canada	1,652,386	1,564,883	1,656,487
Asia	204,203	156,748	102,272
India	158,908	124,362	103,842
Australia	141,507	253,932	194,560
South America and Mexico	241,590	158,141	109,520
Middle East and Africa	277,684	204,708	130,227
Total	$11,818,376	$10,893,778	$10,381,664
Long-Lived Assets:
United States	$230,281	$203,746	$169,914
Europe	47,128	46,763	49,372
Canada	61,122	47,539	42,496
Asia	4,272	3,580	1,653
India	15,049	17,094	16,831
Australia	8,329	7,859	1,040
South America and Mexico	6,159	2,400	1,533
Middle East and Africa	6,956	2,150	1,794
Total	$379,296	$331,131	$284,633
Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues, for fiscal 2013, 2012, and 2011:

2013	2012	2011
19.9	22.1	24.4

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Selected Quarterly Information — Unaudited
The following table presents selected quarterly financial information for each of the last three fiscal years. Amounts are presented in thousands, except for per share amounts:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Fiscal Year
2013
Revenues	$2,759,641	$2,835,084	$3,080,995	$3,142,656		$11,818,376
Operating profit (a)	160,269	165,203	168,359	175,148		668,979
Earnings before taxes	156,311	161,908	168,423	174,906		661,548
Net earnings of the Group	104,523	107,089	112,089	116,481		440,182
Net earnings attributable to Jacobs	99,010	104,401	108,871	110,811		423,093
Earnings per share:
Basic	0.77	0.81	0.84	0.85		3.27
Diluted	0.76	0.80	0.83	0.84		3.23
2012
Revenues	$2,631,768	$2,702,851	$2,772,874	$2,786,285		$10,893,778
Operating profit (a)	141,952	133,138	153,366	167,617		596,073
Earnings before taxes	139,554	132,315	151,371	170,096		593,336
Net earnings of the Group	91,436	87,446	100,990	111,082		390,954
Net earnings attributable to Jacobs	89,710	83,933	97,900	107,411	(b)	378,954	(b)
Earnings per share:
Basic	0.71	0.66	0.77	0.84	(b)	2.97	(b)
Diluted	0.70	0.65	0.76	0.83	(b)	2.94	(b)
2011
Revenues	$2,356,175	$2,558,016	$2,744,178	$2,723,295		$10,381,664
Operating profit (a)	103,619	128,015	139,380	147,904		518,918
Earnings before taxes	103,723	126,481	141,301	145,156		516,661
Net earnings of the Group	66,697	81,341	91,936	95,247		335,221
Net earnings attributable to Jacobs	65,823	80,250	90,676	94,280		331,029
Earnings per share:
Basic	0.53	0.64	0.72	0.75		2.63
Diluted	0.52	0.63	0.71	0.74		2.60

(a)	Operating profit represents revenues less (i) direct costs of contracts, and (ii) selling, general and administrative expenses.

(b)	Includes a one-time, after-tax gain of $4.0 million, or $0.03 per diluted share, related to the sale of the Company's intellectual property for iron ore pelletizing and certain other related assets.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Definitions
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 27, 2013 and September 28, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 27, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at September 27, 2013 and September 28, 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jacobs Engineering Group Inc. and subsidiaries' internal control over financial reporting as of September 27, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2013 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Los Angeles, California
November 22, 2013

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jacobs Engineering Group Inc.

We have audited Jacobs Engineering Group Inc. and subsidiaries' internal control over financial reporting as of September 27, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jacobs Engineering Group Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Jacobs Engineering Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 27, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 27, 2013 and September 28, 2012 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 27, 2013 of Jacobs Engineering Group Inc. and subsidiaries and our report dated November 22, 2013 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Los Angeles, California
November 22, 2013