Form 10-Q
period 2013-12-27
JACOBS ENGINEERING GROUP INC /DE/
filed 2014-01-24
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on

 FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2013

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
☐  Yes   ☒  No
Number of shares of common stock outstanding at January 21, 2014: 131,904,337

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 27, 2013	September 27, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,011,236	$1,256,405
Receivables	2,690,289	2,548,990
Deferred income taxes	132,079	131,086
Prepaid expenses and other	110,640	103,077
Total current assets	3,944,244	4,039,558
Property, Equipment and Improvements, Net	468,335	379,296
Other Noncurrent Assets:
Goodwill	2,778,981	2,022,831
Intangibles	569,160	217,904
Miscellaneous	680,432	614,555
Total other non-current assets	4,028,573	2,855,290
	$8,441,152	$7,274,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$53,075	$22,783
Accounts payable	406,630	457,893
Accrued liabilities	1,188,781	1,029,816
Billings in excess of costs	449,928	345,097
Income taxes payable	63,705	32,030
Total current liabilities	2,162,119	1,887,619
Long-term Debt	1,041,480	415,086
Other Deferred Liabilities	876,474	723,104
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—131,862,863 shares and 131,639,196 shares, respectively	131,863	131,639
Additional paid-in capital	1,111,280	1,084,624
Retained earnings	3,394,616	3,300,961
Accumulated other comprehensive loss	(314,766)	(304,127)
Total Jacobs stockholders’ equity	4,322,993	4,213,097
Noncontrolling interests	38,086	35,238
Total Group stockholders’ equity	4,361,079	4,248,335
	$8,441,152	$7,274,144
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended December 27, 2013 and December 28, 2012
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	December 27, 2013	December 28, 2012
Revenues	$3,068,891	$2,759,641
Costs and Expenses:
Direct cost of contracts	(2,615,200)	(2,323,918)
Selling, general and administrative expenses	(308,644)	(275,454)
Operating Profit	145,047	160,269
Other Income (Expense):
Interest income	1,796	1,090
Interest expense	191	(3,694)
Miscellaneous expense, net	(113)	(1,354)
Total other income (expense), net	1,874	(3,958)
Earnings Before Taxes	146,921	156,311
Income Tax Expense	(47,972)	(51,788)
Net Earnings of the Group	98,949	104,523
Net Income Attributable to Noncontrolling Interests	(5,217)	(5,513)
Net Earnings Attributable to Jacobs	$93,732	$99,010
Net Earnings Per Share:
Basic	$0.72	$0.77
Diluted	$0.71	$0.76
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net income during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended December 27, 2013 and December 28, 2012
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 27, 2013	December 28, 2012
Net Earnings of the Group	$98,949	$104,523
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(9,255)	(10,974)
Gain on cash flow hedges	551	168
Change in pension liabilities	(6,736)	1,747
Other comprehensive loss before taxes	(15,440)	(9,059)
Income Tax Benefit (Expense):
Foreign currency translation adjustments	3,250	—
Cash flow hedges	(198)	(70)
Change in pension liabilities	1,749	(589)
Income Tax Benefit	4,801	(659)
Net Other Comprehensive Loss	(10,639)	(9,718)
Net Comprehensive Income of the Group	88,310	94,805
Net Comprehensive Income Attributable to Noncontrolling Interests	(5,217)	(5,513)
Net Comprehensive Income Attributable to Jacobs	$83,093	$89,292
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net income during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended December 27, 2013 and December 28, 2012 (In thousands) (Unaudited)

	December 27, 2013	December 28, 2012
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$98,949	$104,523
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	19,649	15,493
Intangible assets	8,637	8,982
Stock based compensation	15,263	9,059
Tax deficiency from stock based compensation	67	221
Equity in earnings of investees	(14,813)	(17,086)
Dividends received from earnings of investees	12,517	14,228
Change in pension plan obligations	1,219	(7,939)
Change in deferred compensation plans	(1,875)	(1,039)
(Gains) losses on sales of assets, net	212	(74)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	191,263	108,310
Prepaid expenses and other current assets	5,121	1,161
Accounts payable	(104,583)	(33,288)
Accrued liabilities	(5,087)	(11,984)
Billings in excess of costs	56,954	33,740
Income taxes payable	35,503	21,252
Deferred income taxes	(3,739)	(2,993)
Other deferred liabilities	4,698	(2,455)
Other, net	6,525	6,576
Net cash provided by operating activities	326,480	246,687
Cash Flows from Investing Activities:
Additions to property and equipment	(37,948)	(25,174)
Disposals of property and equipment	71	218
Purchases of investments	(25,476)	(408)
Sales of investments	—	11
Acquisitions of businesses, net of cash acquired	(1,132,933)	—
Net cash used for investing activities	(1,196,286)	(25,353)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended December 27, 2013 and December 28, 2012 (In thousands) (Unaudited) (Continued)

	December 27, 2013	December 28, 2012
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	629,373	—
Repayments of long-term borrowings	(8,646)	(21,138)
Proceeds from short-term borrowings	45,596	5,084
Repayments of short-term borrowings	(45,773)	—
Proceeds from issuances of common stock	9,587	9,461
Tax deficiency from stock based compensation	(67)	(221)
Distributions to noncontrolling interests	(1,986)	(3,698)
Net cash provided by (used for) financing activities	628,084	(10,512)
Effect of Exchange Rate Changes	(3,447)	(1,534)
Net (Decrease) Increase in Cash and Cash Equivalents	(245,169)	209,288
Cash and Cash Equivalents at the Beginning of the Period	1,256,405	1,032,457
Cash and Cash Equivalents at the End of the Period	$1,011,236	$1,241,745

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 27, 2013

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
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 ("2013 Form 10-K") as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is also included in our 2013 Form 10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 27, 2013 and for the three month periods ended December 27, 2013 and December 28, 2012.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
Please refer to Note 16 of Notes to Consolidated Financial Statements included in our 2013 Form 10-K for the definitions of certain terms used herein.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities; the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements; and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management's most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly. Please refer to Note 2 of Notes to Consolidated Financial Statements included in our 2013 Form 10-K for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.
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
Level 1 - Quoted prices in active markets for identical assets or liabilities.
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
December 27, 2013
(continued)

Level 3 - Unobservable inputs to the valuation methodology that are significant to the fair value measurement.
Please refer to Note 2 of Notes to Consolidated Financial Statements included in our 2013 Form 10-K for a more complete discussion of the various amounts within the consolidated financial statements measured at fair value and the methods used to determine fair value.
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
Business Combinations
On December 13, 2013 the Company acquired all of the outstanding interests in Sinclair Knight Merz Management Pty Limited and Sinclair Knight Merz Holdings Limited (collectively, "SKM"), a provider that provides engineering, design, procurement, construction and project management, from the SKM shareholders ("Sellers"). The Company purchased SKM for approximately $1.2 billion in cash. The purchase price reflects an enterprise value of approximately $1.1 billion plus adjustments for cash, debt and other items. The agreement includes customary representations, warranties, and indemnities supported by an escrow account.
The following supplemental information presents the financial results of SKM's operations included in the consolidated statements of earnings for the period from December 13, 2013 through December 27, 2013 (in thousands):

Revenues	$25,655
Net loss attributable to Jacobs	$(12,755)
The Company has incurred approximately $16.5 million of expenses related to the SKM acquisition. Included in selling, general and administrative expense for the three month periods ended December 27, 2013 and December 28, 2012 is $9.1 million (including a $7.8 million stamp duty recorded as an expense) and $0.1 million, respectively, of acquisition-related costs.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 27, 2013
(continued)

The following table presents the preliminary allocation of the purchase price (in thousands):

Assets:
Cash and cash equivalents	$152,051
Receivables and other current assets	323,276
Property and equipment, and other	89,524
Intangible assets	331,072
Total assets	895,923
Liabilities:
Current liabilities	269,377
Deferred tax liability	115,875
Long-term liabilities	18,416
Total liabilities	403,668
Net identifiable assets acquired	$492,255
Goodwill	727,419
Net assets acquired	$1,219,674
The Company expects to collect substantially all of the acquired receivables of $304.6 million.
Due to the size of the acquisition and the proximity of the closing date to the Company's quarter end, the Company continues to evaluate the fair value of the net assets acquired (both tangible and intangible). As a result, these amounts are subject to substantial change over the next year as the Company finalizes its evaluation. The preliminary useful lives of the intangible assets acquired from SKM range from 2 to 14 years.
Some of the factors contributing to the recognition of goodwill include: (i) access to a large, highly-trained and stable workforce; (ii) the opportunity to expand our client base in Australia, Asia, South America and the U.K.; (iii) the opportunity to expand our presence in multiple industries, including: mining, infrastructure, buildings, water and energy; and (iv) the opportunity to achieve operating synergies.
We expect that the goodwill recognized in this transaction will ultimately be deductible in the U.S. for income tax purposes.
The following table presents the unaudited, pro forma consolidated results of operations (in millions) for the three month periods ended December 27, 2013 and December 28, 2012 as if the acquisition of SKM operations had occurred as of September 29, 2012. The period end dates of SKM are different from those of the Company and, accordingly, certain adjustments were made to conform SKM's period end dates to those of the Company. Management believes these adjustments make the comparative data more representative of what the combined results of operations would have been over the pro forma period. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the SKM operations actually been acquired at September 29, 2012; or (ii) future results of operations (in millions, except per share amounts):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 27, 2013
(continued)

	For the Three Months Ended
	December 27, 2013	December 28, 2012
Revenues	$3,319	$3,118
Net earnings attributable to Jacobs	98	103
Basic earnings per share	$0.76	$0.80
Diluted earnings per share	0.74	0.79
The pro forma earnings for the three months ended December 27, 2013 were adjusted to exclude $17.2 million of acquisition-related costs incurred by both parties and include $18.2 million of acquisition-related costs (the difference being due to exchange rate impact) in the pro forma earnings for the three months ended December 28, 2012. For the three months ended December 27, 2013 and December 28, 2012, in addition to the amounts already recorded in the Consolidated Statements of Operations, the pro forma earnings were adjusted to include incremental interest expense of $0.8 million (for a total of $1.1 million) and $1.0 million, respectively. For the three months ended December 27, 2013 and December 28, 2012, the pro forma earnings were adjusted to include net incremental intangible amortization of $3.6 million (for a total of $4.5 million for the three month period) and $3.7 million (for a total of $4.5 million for the three month period) as if the acquisition occurred at the beginning of the quarter ended December 28, 2012, respectively.
The pro forma earnings for the three months ended December 27, 2013 includes a loss from SKM of $24.0 million related to a settlement with certain SKM shareholders regarding provisions of their shareholding plan settled and paid prior to the close of the business combination.
During the three months ended December 27, 2013, the Company also acquired FMHC Corporation, Stobbarts (Nuclear) Limited, Trompeter and affiliates, and MARMAC Field Services, Inc. The operations of these acquisitions were not material to the Company's results for the three months ended December 27, 2013.

Receivables
The following table presents the components of "Receivables" appearing in the accompanying Consolidated Balance Sheets at December 27, 2013 and September 27, 2013 as well as certain other related information (in thousands):

	December 27, 2013	September 27, 2013
Components of receivables:
Amounts billed	$1,517,309	$1,389,278
Unbilled receivables and other	1,113,378	1,109,931
Retentions receivable	59,602	49,781
Total receivables, net	$2,690,289	$2,548,990
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$292,620	$292,698
Claims receivable	$26,507	$25,237

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
December 27, 2013
(continued)

Claims receivable are included in "Receivables" in the accompanying Consolidated Balance Sheets and represent certain costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated.
Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at December 27, 2013 and September 27, 2013 consisted of the following (in thousands):

	December 27, 2013	September 27, 2013
Land	$21,869	$22,027
Buildings	131,982	131,690
Equipment	666,632	537,835
Leasehold improvements	249,092	204,940
Construction in progress	40,448	22,678
	1,110,023	919,170
Accumulated depreciation and amortization	(641,688)	(539,874)
	$468,335	$379,296

Long-term Debt
The Company has a long-term, unsecured, revolving credit facility (the "2012 Facility") providing $1.21 billion of borrowing capacity with a syndicate of large, U.S. and international banks and financial institutions. The total amount outstanding under the 2012 Facility in the form of direct borrowings at December 27, 2013 was $1.0 billion. The Company has issued $10.8 million in letters of credit leaving $152.7 million of available borrowing capacity under the 2012 Facility at December 27, 2013. In addition, the Company had $260.7 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $271.5 million at December 27, 2013.
The 2012 Facility expires in March 2017 and permits the Company to borrow under three separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2012 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2012 Facility will bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.225% or a base rate plus a margin of between 0% and 0.225%. The 2012 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.125% and 0.275% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2012 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2012 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2012 Facility contains customary events of default. We were in compliance with our debt covenants at December 27, 2013.
Revenue Accounting for Contracts / Accounting for Joint Ventures

In general, we recognize revenue at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For multiple contracts with a single customer we account for each contract separately. We also recognize as revenues, costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. A significant portion of the Company's revenue is earned on cost reimbursable contracts. The percentage of revenues realized by the Company by type of contract during fiscal 2013 can be found in Note 1 of Notes to Consolidated Financial Statements included in our 2013 Form 10-K.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 27, 2013
(continued)

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
The following table sets forth pass-through costs included in revenues for each of the three months ended December 27, 2013 and December 28, 2012 (in thousands):

	For the Three Months Ended
	December 27, 2013	December 28, 2012
Pass-through costs included in revenues	$752,023	$546,416

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
December 27, 2013
(continued)

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

Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three months periods ended December 27, 2013 and December 28, 2012 (in thousands):

	For the Three Months Ended
Component:	December 27, 2013	December 28, 2012
Service cost	$10,413	$11,056
Interest cost	19,892	17,713
Expected return on plan assets	(22,340)	(20,397)
Amortization of previously unrecognized items	4,803	5,573
Settlement Loss	140	—
Net periodic benefit cost	$12,908	$13,945

Included in the above table are amounts relating to a U.S. pension plan, the participating employees of which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the expectation of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. The underfunded amount for this pension plan is included in "Other Noncurrent Assets" in the accompanying Consolidated Balance Sheets at December 27, 2013. Net periodic pension costs for this pension plan for the three months ended December 27, 2013 and December 28, 2012 were $1.9 million and $3.5 million, respectively. Amounts related to the amortization of previously unrecognized items for this pension plan for the three months ended December 27, 2013 and December 28, 2012 were zero and $0.9 million, respectively.

The following table presents certain information regarding Company cash contributions to our pension plans for the first three months of fiscal 2014 (in thousands):

Cash contributions made during the first three months of fiscal 2014	$11,690
Cash contributions we expect to make during the remainder of fiscal 2014	46,680
Total	$58,370

Other Comprehensive Income
The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company's Consolidated Statements of Earnings for the three months ended December 27, 2013 and December 28, 2012 related to the Company's defined benefit pension plans (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 27, 2013
(continued)

	For the Three Months Ended
	December 27, 2013	December 28, 2012
Amortization of Defined Benefit Items:
Actuarial losses	$(4,804)	$(4,474)
Prior service cost	(25)	13
Total Before Income Tax	(4,829)	(4,461)
Income Tax Benefit	1,365	1,279
Total reclassifications after-tax	$(3,464)	$(3,182)

Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share ("EPS") to the denominator used to compute diluted EPS for the three months ended December 27, 2013 and December 28, 2012; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended
	December 27, 2013	December 28, 2012
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	130,121	128,644
Effect of stock options and restricted stock	2,059	1,025
Denominator used to compute diluted EPS	132,180	129,669
Antidilutive stock options and restricted stock	1,632	4,737
Shares of common stock issued from the exercise of stock options and the release of restricted stock	195	409

Commitments and Contingencies
In the normal course of business, we are subject to certain contractual guarantees, claims and litigation. The guarantees to which we are a party generally relate to project schedules and plant performance. Most of the claims and litigation in which we are involved has us as a defendant in workers' compensation; personal injury; environmental; employment/labor; professional liability; and other similar matters.
We maintain insurance coverage for various aspects of our business and operations. Our insurance programs have varying coverage limits and maximums, and insurance companies may and increasingly do seek to not pay any claims we might make. We have also elected to retain a portion of losses that occur through the use of various deductibles, limits, and retentions under our insurance programs. As a result, we may be subject to future liability for which we are only partially insured or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of our contracts. Our insurers are also subject to business risk and, as a result, one or more of them may be unable to fulfill their insurance obligations due to insolvency or otherwise.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 27, 2013
(continued)

We record in our Consolidated Balance Sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We perform an analysis to determine the level of reserves to establish for claims that may be insured that are known and have been asserted against us, and for claims that may be insured that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.
Management believes, after consultation with counsel, that such guarantees, litigation, U.S. government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.
On January 20, 2010, Clark County Nevada ("Clark County") filed suit against Jacobs and two of its subsidiaries asserting claims arising out of certain construction projects to which Clark County Nevada was the owner and for which Jacobs' subsidiaries served as the project management consultant. Clark County's lawsuit against Jacobs followed years of litigation and arbitration between Clark County and its construction contractor on the applicable projects which had ended unsuccessfully for Clark County and resulted in Clark County paying more than $60 million in settlement and awards. Jacobs denied liability and vigorously defended against the County's claims. In September 2012, the parties agreed to dismiss the litigation in U.S. District Court and proceed, in lieu thereof, into arbitration. Prior to the arbitration, the case settled, but some of our insurers have contested coverage. The Company does not expect this matter to have any material adverse effect on its consolidated financial statements.
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
General
The purpose of this Management’s Discussion and Analysis ("MD&A") is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•
The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Annual Report on Form 10-K ("2013 Form 10-K"), and the most current discussion of our significant accounting policies appears in Note 2—Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2013 Form 10-K, as well as the discussion of any new accounting standards issued, which is included in the Notes to Consolidated Financial Statements of this Form 10-Q;

•	The Company’s fiscal 2013 audited consolidated financial statements and notes thereto included in our 2013 Form 10-K; and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K.
In addition to historical information, this MD&A may contain forward-looking statements that are not based on historical fact. When used herein, words such as "expects", "anticipates", "believes", "seeks", "estimates", "plans", "intends", and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, included in our 2013 Form 10-K. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission.
Overview
The Company's net earnings for the three months ended December 27, 2013 decreased by $5.3 million or 5.3% compared to the corresponding period last year. This decrease was due primarily to the transaction expenses and two-week operating loss from our acquisition of SKM partially offset by the resolution of an international tax matter, both of which are discussed below. The Company had a good sales quarter, particularly in the Oil & Gas - Upstream, Chemicals and Polymers, and Refining-Downstream industry groups and markets. Backlog at December 27, 2013 was $18.1 billion, an increase of 11.5% over backlog at December 28, 2012. The Company continues to have a positive outlook in many of the industry groups and markets in which our clients operate.
Sinclair Knight Merz Acquisition

On December 13, 2013 the Company acquired SKM from the SKM shareholders ("Sellers"). The Company purchased SKM for approximately $1.2 billion in cash. The purchase price reflects an enterprise value of $1.1 billion plus adjustments for cash, debt and other items. Additional information related to the acquisition can be found in the Business Combinations note in the Notes to Consolidated Financial Statements. The Company expects this acquisition to significantly increase its capabilities in mining, infrastructure, buildings, water and energy, particularly in Australia, Asia, South America, and the U.K.

Included in the Company’s financial results for the first quarter of fiscal 2014 were two weeks of SKM's operations and transaction-related expenses.  SKM contributed a loss from operations of $3.3 million, primarily due to significant holiday and vacation impacts.  These losses are not expected to continue. In addition, we incurred $9.1 million of acquisition related costs during the first quarter of fiscal 2014 which included a $7.8 million stamp duty associated with the transaction, which was recorded as an expense, $1.1 million of intangibles amortization for two weeks of operations, and $0.4 million of interest expense related to the $600 million debt incurred to acquire SKM. These items had an after-tax impact of $12.8 million or $0.10 per share.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations
Net earnings for the first quarter of fiscal 2014 ended December 27, 2013 decreased $5.3 million, or 5.3%, to $93.7 million (or $0.71 per diluted share) from $99.0 million (or $0.76 per diluted share) for the corresponding period last year.
Total revenues for the first quarter of fiscal 2014 increased by $309.3 million, or 11.2%, to $3.07 billion, from $2.76 billion for the first quarter of fiscal 2013.

The following table sets forth our revenues by the various types of services we provide for the three months ended December 27, 2013 and December 28, 2012 (in thousands):

	For the Three Months Ended
	December 27, 2013	December 28, 2012
Technical Professional Services Revenues:
Project Services	$1,520,778	$1,432,309
Process, Scientific, and Systems Consulting	152,634	179,610
Total Technical Professional Services Revenues	1,673,412	1,611,919
Field Services Revenues:
Construction	1,081,214	832,259
Operations and Maintenance ("O&M")	314,265	315,463
Total Field Services Revenues	1,395,479	1,147,722
Total Revenues	$3,068,891	$2,759,641

Project Services revenues for the three months ended December 27, 2013, increased $88.5 million, or 6.2%, from the corresponding period last year. This increase in Project Services revenues occurred primarily in the Chemicals and Polymers market, principally in our U.S., U.K., and South America operations and in our Refining - Downstream market, principally in the U.K., Europe, Middle East and Canada. Included in Project Services revenues for the three months ended December 27, 2013 are $25.7 million from the SKM acquisition.

Process, Scientific, and Systems Consulting revenues for the three months ended December 27, 2013, decreased $27.0 million, or 15.0%, from the corresponding period last year. The revenues in this service type primarily relate to science, engineering and technical support services provided to our U.S. government clients. These decreases can be attributed primarily to a reduction in spending by the U.S. federal government and impacts from the temporary shutdown of the U.S. federal government.

Construction revenues for the three months ended December 27, 2013, increased $249.0 million, or 29.9%, from the corresponding period last year. The Company continues to experience increased activity in the Chemicals and Polymers market in the U.S. and the U.K., as well as in the Mining and Minerals market in the U.S.

Our O&M revenues for the three months ended December 27, 2013 were relatively unchanged when compared to the prior year period. A decrease in our O&M revenues in our Canadian operations was partially offset by an increase in our U.S. operations. Nevertheless, we expect to see increases in our maintenance activity in our Canadian operations in fiscal 2014.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three months ended December 27, 2013 and December 28, 2012 (in thousands):

	For the Three Months Ended
	December 27, 2013	December 28, 2012
National Government Programs	$510,041	$553,942
Refining - Downstream	610,536	522,239
Chemicals and Polymers	762,062	520,611
Infrastructure	291,490	272,545
Oil & Gas - Upstream	207,863	221,634
Buildings	185,665	195,586
Pharmaceuticals and Biotechnology	110,506	139,335
Mining and Minerals	223,783	139,000
Industrial and Other	166,945	194,749
	$3,068,891	$2,759,641

For the three months ended December 27, 2013, revenues from clients operating in the National Government Programs market decreased $43.9 million, or 7.9%, to $510.0 million from $553.9 million for the corresponding period last year. Uncertainties over U.S. government budget issues are a key factor in this market, although the recent budget agreement should provide some funding certainty. In the first quarter of fiscal 2014, we also experienced impacts from the shutdown of the U.S. federal government. Nevertheless, we view this as an improving market and still see significant opportunities in the U.S. and, increasingly, the U.K.

For the three months ended December 27, 2013, revenues from clients operating in the Refining - Downstream industry increased $88.3 million, or 16.9%, to $610.5 million from $522.2 million for the corresponding period last year. This increase is primarily in Europe and Canada. We believe this will continue to be a strong market during the rest of fiscal 2014. Looking forward, several major European and other clients are investing to improve efficiency in their facilities, and, in the U.S., the industry is beginning to focus on compliance with the EPA TIER 3 Ultra Low Sulfur Gasoline regulations.

For the three months ended December 27, 2013, revenues from clients operating in the Chemicals and Polymers industries increased $241.5 million, or 46.4%, to $762.1 million from $520.6 million for the corresponding period last year. The effect of shale gas projects and the low price of natural gas continue to influence activity in this market. Because there is now a large source of feedstock available outside refineries which can grow independently of the refining infrastructure, we believe more projects are now economically viable and capital is being deployed to develop these opportunities. Furthermore, our clients are looking at various options to monetize natural gas. This increased activity during the first quarter of fiscal 2014 is primarily in the U.S. and the U.K. along with other increases in South America, the Middle East, and Asia. We see this as a very strong market in fiscal 2014 and beyond.

For the three months ended December 27, 2013, revenues from clients operating in the Infrastructure market increased $18.9 million, or 7.0%, to $291.5 million from $272.5 million for the corresponding period last year. We continue to view the Infrastructure market as strong globally, particularly in the U.S., the U.K. the Middle East, and Asia. We are also focusing on growing our telecommunication and regulated pipeline businesses as demonstrated by our acquisitions during the first quarter of fiscal 2014 of FHMC Corporation, Inc. and MARMAC Field Services, Inc. The SKM acquisition should significantly increase our revenue in the infrastructure market in fiscal year 2014, primarily in Australia, Asia and the U.K.

For the three months ended December 27, 2013, revenues for clients operating in the Oil & Gas - Upstream industry decreased $13.8 million, or 6.2%, to $207.9 million from $221.6 million from the corresponding period last year. The decrease was primarily due to what we believe to be a temporary decline in Canadian turnaround activities compared to the prior period. The Company believes this a very strong market and expects field services activity in the Canadian market to grow as projections continue to show a strong oil price forecast. We continue to see more opportunities in the Middle East, including unconventional gas development programs and large pipeline front end engineering and design ("FEED") projects. The market in Europe looks positive with a number of opportunities for engineering, procurement and construction Management ("EPCM") projects, FEED's for onshore terminal modifications, and long-term site-based alliances. Onshore development and production in the U.S. continues to be strong. The Australian market is being driven by the development of liquefied natural gas export projects.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the three months ended December 27, 2013, revenues from clients operating in the Buildings market decreased $9.9 million, or 5.1%, to $185.7 million from $195.6 million for the corresponding period last year. We view the Buildings market as improving as the buildings business continues to shift towards projects for clients in the private sector. Growth in the private sector business is coming from mission critical, education, healthcare, aviation, and corporate and commercial programs and projects. The acquisition of SKM brings new capability in this market in Asia and Australia.

For the three months ended December 27, 2013, revenues from clients operating in the Pharmaceuticals and Biotechnology industries and markets decreased $28.8 million, or 20.7%, to $110.5 million from $139.3 million for the corresponding period last year. We view this as an improving market, with potential growth prospects in the areas of biotechnology-based drug development in Europe and North America and secondary manufacturing expansion in Asia, the U.K., and South America. We continue to view China as a strong market with the government emphasizing improvement in the nation's healthcare system.

For the three months ended December 27, 2013, revenues from clients operating in the Mining and Minerals market increased $84.8 million, or 61.0%, to $223.8 million from $139.0 million for the corresponding period last year. The increased revenues in 2014 were primarily from field services projects based in the U.S. Globally, our clients in this market have been affected negatively by a general slowdown in the rate of growth in the Chinese economy; falling spot prices for iron ore, coking, and thermal coal; and weaker commodity prices - albeit these declines have occurred from prices that were generally high from a historical perspective. Despite these factors, we view this as a growing market for Jacobs, as we believe we will be able to capture additional market share. The Company will continue to focus on asset optimization and sustaining capital projects (small-cap projects and maintenance-driven work) for our clients in this market. The potential for legislative changes during fiscal 2014 in Australia could have a positive influence in this market in the later part of the year. The acquisition of SKM should result in significant revenue generated in fiscal year 2014 with their new capability primarily in Australia and South America. We made a $45 million investment in Guimar Engenharia, a Brazilian-based engineering services and project management/construction management firm, which should help in this market as well as clients in other markets seeking to do projects in Brazil. In addition, the SKM acquisition is expected to expand our capabilities beyond non-ferrous metals to iron ore and coal. We also believe the acquisition of SKM will bring together our existing hydro-metallurgy and concentrator skills with SKM's strength in materials handling and infrastructure.

For the three months ended December 27, 2013, revenues from clients operating in the Industrial and Other markets decreased $27.8 million, or 14.3%, to $166.9 million from $194.7 million for the corresponding period last year. The Industrial and Other market includes the Pulp & Paper, High-Tech, Power, and Food & Consumer Products industry groups and markets. The decreases in Industrial and Other revenues were due primarily to decreased field services activity in the Pulp & Paper market in the U.S. and the High-Tech market in Ireland.
Direct costs of contracts for the first quarter of fiscal 2014 increased $0.3 billion, or 12.5%, to $2.6 billion from $2.3 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as "pass-through costs"). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Pass-through costs for the first quarter of fiscal 2014 increased $205.6 million, or 37.6%, to $752.0 million from $546.4 million for the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three months ended December 27, 2013 was 85.2%. This compares to 84.2% for the three months ended December 28, 2012. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. For the three months ended December 27, 2013, the increase in the ratio of direct costs of contracts to revenues increased over the prior year primarily due to an increase in our field services activities and an increase in our pass through costs as well.

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2014 increased $33.2 million, or 12.0%, to $308.6 million from $275.5 million for the corresponding period last year. The increase in SG&A is primarily due to the SKM acquisition, both in terms of one-time transaction-related expenses and SG&A for the last two weeks of the quarter. Without SKM-related SG&A costs of $26.1 million, total SG&A would have increased $7.1 million or 2.6%. As a percentage of revenues, SG&A costs was relatively unchanged at approximately 10% for the three months ended December 27, 2013 when compared to the corresponding periods last year. Without the SKM-related SG&A costs above, SG&A would have declined to 9.3% of revenues for the three months ended December 27, 2013.

We have reported net, negative interest expense for the first quarter of fiscal 2014. We successfully resolved a tax matter involving one of our international subsidiaries which resulted in the reversal of $4.1 million of accrued interest.

The Company's effective income tax rate for the quarter ended December 28, 2012 declined from 33.1% to 32.7% for the quarter ended December 27, 2013. This decrease was the result of the resolution of the international tax liability discussed above, offset by the stamp duty related to the SKM acquisition previously described which is not deductible for income tax purposes.
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
The following table summarizes our backlog at December 27, 2013 and December 28, 2012 (in millions):

	December 27, 2013	December 28, 2012
Technical professional services	$12,279.7	$10,407.3
Field services	5,774.5	5,782.3
Total	$18,054.2	$16,189.6

Our backlog increased $1.9 billion, or 11.5%, to $18.1 billion at December 27, 2013 from $16.2 billion at December 28, 2012. Backlog at December 27, 2013 includes $0.8 billion from the SKM acquisition, new awards from clients operating in many of the industry groups and markets we serve, in particularly the Oil & Gas - Upstream, and Power industry groups and markets and expanded business in the Chemicals and Polymers industry.
Liquidity and Capital Resources
At December 27, 2013, our principal sources of liquidity consisted of $1.0 billion of cash and cash equivalents and $0.2 billion of available borrowing capacity under our $1.21 billion 2012 Facility. We finance much of our operations and growth through cash generated by our operations.
During the three months ended December 27, 2013, our cash and cash equivalents decreased by $245.2 million from $1.26 billion at September 27, 2013 to $1.0 billion at December 27, 2013. This compares to a net increase in cash and cash equivalents of $209.3 million to $1.24 billion during the corresponding period last year. During the three months ended December 27, 2013, we experienced net cash inflows of $326.5 million from operating activities and $628.1 million from financing activities. These cash inflows were offset by cash outflows of $1,196.3 million from investing activities and $3.4 million from the effects of exchange rate changes.

Our operations provided net cash inflows of $326.5 million during the three months ended December 27, 2013. This compares to net cash inflows of $246.7 million for the corresponding period last year. The $79.8 million increase in cash flows from operating activities during the three months ended December 27, 2013 as compared to the corresponding period last year was due primarily to a $60.0 million increase in cash generated from our working capital accounts (discussed below).
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
This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $60.0 million increase in cash flows relating to our working capital accounts was due to the timing of cash receipts and payments within our working capital accounts. Contributing to the increase in cash flows related to the Company's working capital accounts during the first three months of fiscal 2014 was an improvement in our collection of accounts receivable. Though the Company provides services in a number of countries outside the U.S., we believe our credit risk is not significant. Our private sector customers are comprised principally of large, well-known, and well-established multi-national companies. Our government customers are comprised of national, state, and local agencies located principally in the U.S. and the U.K. We have not historically experienced significant collection issues with either of our governmental or non-governmental customers. SKM has a similar customer and contract profile as the Company in this respect.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We used $1.2 billion of cash and cash equivalents for investing activities during the three months ended December 27, 2013 as compared to $25.4 million used during the corresponding period last year. This increase was primarily the result of the Company's acquisition of SKM for $1.2 billion ($1.1 billion net of cash acquired) during the three months ended December 27, 2013 and compares to no acquisition activity in the corresponding period last year.
Our financing activities resulted in net cash inflows of $628.1 million during the three months ended December 27, 2013. This compares to net cash outflows of $10.5 million during the corresponding period last year. In connection with our acquisition of SKM, we borrowed n additional $600.0 million under the 2012 Facility.
The Company had $1.0 billion of cash and cash equivalents at December 27, 2013. Of this amount, approximately $360.4 million was held in the U.S. and $650.9 million was held outside of the U.S., primarily in Canada, Australia, the U.K., and the Eurozone. Other than the tax cost of repatriating funds to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements included in our 2013 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $1.0 billion in cash and cash equivalents at December 27, 2013, compared to $1.3 billion at September 27, 2013. Our consolidated working capital position at December 27, 2013 was $1.8 billion, a decrease of $369.8 million from September 27, 2013 due to the SKM acquisition.
There was $0.2 billion of borrowing capacity remaining under the 2012 Facility at December 27, 2013. We believe that the capacity, terms and conditions of the 2012 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.
The Company had $271.5 million of letters of credit outstanding at December 27, 2013. Of this amount, $10.8 million was issued under our revolving credit facility and $260.7 million was issued under separate, committed and uncommitted letter-of-credit facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please see the Note "Long-term Debt" included in the Notes to Consolidated Financial Statements appearing under Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the 2012 Facility.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 27, 2013, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 27, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The information required by this Item 1 is included in the Note "Commitments and Contingencies" included in the Notes to Consolidated Financial Statements appearing under Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
Please refer to Item 1A—Risk Factors in our 2013 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors during the period covered by this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On October 14, 2013, we acquired the assets of Trompeter Enterprises, L.L.C., Motion Mekanix, Inc., Teamm Workforce, Inc., and Sims Software II, Inc. (collectively "Trompeter"); and on December 20, 2013, we acquired the assets of Stobbarts (Nuclear) Limited, for cash and shares of our common stock. In connection with these acquisitions, we issued 33,947 shares of our common stock with an aggregate value of approximately $2.0 million. No underwriters or placement agents were involved with these acquisitions.
The issuance of our common stock in these acquisitions was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 thereof. The offer and sale of the shares of our common stock: (i) was made as part of a transaction that did not involve more than 35 purchasers, (as defined in Rule 501(e) under the Securities Act) who were either accredited investors or had such knowledge and experience in financial and business matters that such purchaser was capable of evaluating the merits and risks of acquiring shares of our common stock, and (ii) did not involve any general solicitation or general advertising.

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

†2.3
Sales Agreement between Sinclair Knight Merz Management Pty Limited and Sinclair Knight Merz Holdings Limited and Jacobs Engineering Group, Inc. and Jacobs Australia Holdings Company Pty, Ltd, dated as of December 13, 2013.

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
 _____________
† Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.

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

Date: January 23, 2014