Form 10-Q
period 2014-03-28
JACOBS ENGINEERING GROUP INC /DE/
filed 2014-05-02
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on

 FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2014

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
☐  Yes   ☒  No
Number of shares of common stock outstanding at May 1, 2014: 132,263,909

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 28, 2014	September 27, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$691,256	$1,256,405
Receivables	2,718,216	2,548,990
Deferred income taxes	134,533	131,086
Prepaid expenses and other	104,768	103,077
Total current assets	3,648,773	4,039,558
Property, Equipment and Improvements, Net	471,902	379,296
Other Noncurrent Assets:
Goodwill	2,910,998	2,022,831
Intangibles	486,225	217,904
Miscellaneous	718,151	614,555
Total other non-current assets	4,115,374	2,855,290
	$8,236,049	$7,274,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$64,183	$22,783
Accounts payable	321,388	457,893
Accrued liabilities	1,214,384	1,029,816
Billings in excess of costs	378,504	345,097
Income taxes payable	4,344	32,030
Total current liabilities	1,982,803	1,887,619
Long-term Debt	932,154	415,086
Other Deferred Liabilities	857,258	723,104
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—132,179,125 shares and 131,639,196 shares, respectively	132,179	131,639
Additional paid-in capital	1,146,194	1,084,624
Retained earnings	3,460,619	3,300,961
Accumulated other comprehensive loss	(319,513)	(304,127)
Total Jacobs stockholders’ equity	4,419,479	4,213,097
Noncontrolling interests	44,355	35,238
Total Group stockholders’ equity	4,463,834	4,248,335
	$8,236,049	$7,274,144
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Months Ended March 28, 2014 and March 29, 2013
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Revenues	$3,176,033	$2,835,084	$6,244,924	$5,594,725
Costs and Expenses:
Direct cost of contracts	(2,659,480)	(2,370,183)	(5,274,678)	(4,694,101)
Selling, general and administrative expenses	(394,119)	(299,698)	(702,764)	(575,152)
Operating Profit	122,434	165,203	267,482	325,472
Other Income (Expense):
Interest income	3,004	1,099	4,801	2,189
Interest expense	(5,116)	(3,035)	(4,925)	(6,729)
Gain on sale of intellectual property, net	12,147	—	12,147	—
Miscellaneous expense, net	(75)	(1,359)	(190)	(2,713)
Total other income (expense), net	9,960	(3,295)	11,833	(7,253)
Earnings Before Taxes	132,394	161,908	279,315	318,219
Income Tax Expense	(41,594)	(54,819)	(89,565)	(106,607)
Net Earnings of the Group	90,800	107,089	189,750	211,612
Net Earnings Attributable to Noncontrolling Interests	(7,340)	(2,688)	(12,558)	(8,201)
Net Earnings Attributable to Jacobs	$83,460	$104,401	$177,192	$203,411
Net Earnings Per Share:
Basic	$0.64	$0.81	$1.36	$1.58
Diluted	$0.63	$0.80	$1.34	$1.56
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net income during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended March 28, 2014 and March 29, 2013
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net Earnings of the Group	$90,800	$107,089	$189,750	$211,612
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(2,625)	(13,162)	(11,880)	(24,136)
(Loss) gain on cash flow hedges	(454)	(806)	97	(638)
Change in pension liabilities	(2,412)	24,178	(9,148)	25,925
Other comprehensive (loss) income before taxes	(5,491)	10,210	(20,931)	1,151
Income Tax Benefit (Expense):
Foreign currency translation adjustments	—	—	3,250	—
Cash flow hedges	77	268	(121)	198
Change in pension liabilities	667	(6,563)	2,416	(7,151)
Income Tax Benefit (Expense)	744	(6,295)	5,545	(6,953)
Net Other Comprehensive (Loss) Income	(4,747)	3,915	(15,386)	(5,802)
Net Comprehensive Income of the Group	86,053	111,004	174,364	205,810
Net Comprehensive Income Attributable to Noncontrolling Interests	(7,340)	(2,688)	(12,558)	(8,201)
Net Comprehensive Income Attributable to Jacobs	$78,713	$108,316	$161,806	$197,609
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net income during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended March 28, 2014 and March 29, 2013 (In thousands) (Unaudited)

	March 28, 2014	March 29, 2013
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$189,750	$211,612
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	45,017	32,091
Intangible assets	21,688	15,681
Gain on sale of certain intellectual property	(12,147)	—
Stock based compensation	22,682	18,639
Tax deficiency from stock based compensation	552	2,806
Equity in earnings of investees	(27,984)	(35,235)
Dividends received from earnings of investees	21,902	24,690
Change in pension plan obligations	(7,404)	(6,089)
Change in deferred compensation plans	(5,294)	(4,137)
Losses on sales of assets, net	338	887
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	172,451	20,703
Prepaid expenses and other current assets	11,117	2,392
Accounts payable	(188,096)	(20,189)
Accrued liabilities	658	1,789
Billings in excess of costs	(12,664)	1,072
Income taxes payable	(22,079)	(20,854)
Deferred income taxes	(8,183)	1,127
Other deferred liabilities	6,790	(1,484)
Change in long-term receivables	2,828	6,495
Long-term insurance prepayment	(20,163)	—
Other, net	3,976	677
Net cash provided by operating activities	195,735	252,673
Cash Flows from Investing Activities:
Additions to property and equipment	(66,952)	(64,485)
Disposals of property and equipment	1,485	1,896
Change in cash related to consolidation of joint ventures	—	3,386
Purchases of investments	(25,440)	(2)
Sales of investments	—	11
Acquisitions of businesses, net of cash acquired	(1,197,537)	—
Net cash used for investing activities	(1,288,444)	(59,194)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended March 28, 2014 and March 29, 2013 (In thousands) (Unaudited) (Continued)

	March 28, 2014	March 29, 2013
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	642,665	—
Repayments of long-term borrowings	(131,954)	(69,053)
Proceeds from short-term borrowings	107,093	11,508
Repayments of short-term borrowings	(98,158)	(7,975)
Proceeds from issuances of common stock	22,119	23,801
Tax deficiency from stock based compensation	(552)	(2,806)
Distributions to noncontrolling interests	(2,836)	(5,733)
Net cash provided by (used for) financing activities	538,377	(50,258)
Effect of Exchange Rate Changes	(10,817)	(9,471)
Net (Decrease) Increase in Cash and Cash Equivalents	(565,149)	133,750
Cash and Cash Equivalents at the Beginning of the Period	1,256,405	1,032,457
Cash and Cash Equivalents at the End of the Period	$691,256	$1,166,207

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 28, 2014

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 28, 2014, and for the three and six month periods ended March 28, 2014 and March 29, 2013.
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
March 28, 2014
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
Business Combinations
On December 13, 2013, the Company acquired all of the outstanding interests in Sinclair Knight Merz Management Pty Limited and Sinclair Knight Merz Holdings Limited (collectively, "SKM"), a provider of engineering, design, procurement, construction and project management services, from the SKM shareholders. The Company purchased SKM for approximately $1.2 billion in cash. The purchase price reflects an enterprise value of approximately $1.1 billion plus adjustments for cash, debt and other items. The acquisition agreement includes customary representations, warranties, and indemnities supported by an escrow account.

The Company has, in total, incurred approximately $16.4 million of expenses related to the SKM acquisition. Included in selling, general and administrative expense for the six month period ended March 28, 2014 is $9.0 million of transaction-related expenses and amounts not material to the consolidated results of operations for the three month period ended March 28, 2014.

The following table presents the preliminary allocation of the purchase price (in thousands):

Assets:
Cash and cash equivalents	$152,051
Receivables and other current assets	330,049
Property and equipment, and other	89,524
Intangible assets	246,696
Total assets	818,320
Liabilities:
Current liabilities	296,685
Deferred tax liability	86,344
Long-term liabilities	18,416
Total liabilities	401,445
Net identifiable assets acquired	$416,875
Goodwill	802,799
Net assets acquired	$1,219,674

The Company expects to collect substantially all of the acquired receivables of $304.6 million.
As the Company closed the acquisition on December 13, 2013, these amounts are subject to substantial change over the measurement period as the Company finalizes its evaluation. The preliminary useful lives of the intangible assets acquired from SKM range from 3 to 12 years.
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
March 28, 2014
(continued)

We expect that the goodwill recognized in this transaction will ultimately be deductible in the U.S. for income tax purposes.
The following table presents the unaudited, pro forma consolidated results of operations (in millions, except per share amounts) for the six month periods ended March 28, 2014 and March 29, 2013 as if the acquisition of SKM operations had occurred as of September 29, 2012. The period end dates of SKM are different from those of the Company and, accordingly, certain adjustments were made to conform SKM's period end dates to those of the Company. Management believes these adjustments make the comparative data more representative of what the combined results of operations would have been over the pro forma period. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the SKM operations actually been acquired at September 29, 2012; or (ii) future results of operations:

	For the Six Months Ended
	March 28, 2014	March 29, 2013
Revenues	$6,495	$6,328
Net earnings attributable to Jacobs	183	220
Basic earnings per share	1.40	1.71
Diluted earnings per share	1.38	1.69
The pro forma earnings for the six months ended March 28, 2014 were adjusted to exclude $21.1 million of transaction-related costs incurred by both parties and, for the six months ended March 29, 2013, include $22.7 million of transaction-related costs (the difference being due to the effects of exchange rate changes) in the pro forma earnings. For the six months ended March 28, 2014 and March 29, 2013, the pro forma earnings were adjusted to include incremental interest expense of $0.6 million (for a total of $2.6 million) and $2.3 million (for a total of $3.2 million), respectively. For the six months ended March 28, 2014 and March 29, 2013, the pro forma earnings were adjusted to include net incremental intangible amortization of $3.5 million (for a total of $11.9 million) and $10.4 million (for a total of $13.3 million), respectively. The difference in the total intangible amortization between the periods is due to the effects of exchange rate changes.
The pro forma earnings for the six months ended March 28, 2014 include an expense from SKM of $24.0 million related to a settlement with certain SKM shareholders regarding provisions of their shareholding plan that was settled and paid prior to the close of the business combination and recorded during the three month period ended December 27, 2013.
During the six months ended March 28, 2014, the Company also acquired Eagleton Engineering, LLC, FMHC Corporation, Stobbarts (Nuclear) Limited, Trompeter Enterprises, and MARMAC Field Services, Inc. The operations of these acquisitions were not material to the Company's results for the three and six months ended March 28, 2014. The Company also made an investment in Guimar Engenharia Ltda, a Brazilian-based engineering-based services and project management/construction management firm.
Receivables
The following table presents the components of "Receivables" appearing in the accompanying Consolidated Balance Sheets at March 28, 2014 and September 27, 2013 as well as certain other related information (in thousands):

	March 28, 2014	September 27, 2013
Components of receivables:
Amounts billed	$1,368,162	$1,389,278
Unbilled receivables and other	1,291,713	1,109,931
Retentions receivable	58,341	49,781
Total receivables, net	$2,718,216	$2,548,990
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$291,393	$292,698
Claims receivable	$36,805	$25,237

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 28, 2014
(continued)

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
Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at March 28, 2014 and September 27, 2013 consisted of the following (in thousands):

	March 28, 2014	September 27, 2013
Land	$21,670	$22,027
Buildings	132,526	131,690
Equipment	664,772	537,835
Leasehold improvements	270,690	204,940
Construction in progress	43,527	22,678
	1,133,185	919,170
Accumulated depreciation and amortization	(661,283)	(539,874)
	$471,902	$379,296

Long-term Debt

On February 7, 2014, the Company and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (the "2014 Facility") with a syndicate of large, U.S. and international banks and financial institutions. The 2014 Facility replaces and refinances the Company's previous, $1.21 billion, unsecured revolving credit facility originally entered into by the Company on March 29, 2012 (the "2012 Facility"). All commitments under the 2012 Facility were terminated effective the closing date and all amounts due thereunder were refinanced under the 2014 Facility. The 2014 Facility also provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion. The 2014 Facility did not change interest rates for borrowings outstanding under the 2012 Facility, but did reduce the fees on the unused portion of the facility.
The total amount outstanding under the 2014 Facility in the form of direct borrowings at March 28, 2014 was $0.9 billion. The Company has issued $10.5 million in letters of credit leaving $0.7 billion of available borrowing capacity under the 2014 Facility at March 28, 2014. In addition, the Company had $324.9 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $335.4 million at March 28, 2014.
The 2014 Facility expires in February 2019 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2014 Facility will bear interest at either a eurocurrency rate plus a margin of between 1.000% and 1.500% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 28, 2014
(continued)

under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at March 28, 2014.
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
The following table sets forth pass-through costs included in revenues for each of the three and six months ended March 28, 2014 and March 29, 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Pass-through costs included in revenues	$700,558	$573,617	$1,452,581	$1,120,033

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
March 28, 2014
(continued)

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
Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and six months ended March 28, 2014 and March 29, 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Component:	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Service cost	$10,459	$10,964	$20,872	$22,019
Interest cost	20,059	17,376	39,952	35,089
Expected return on plan assets	(22,500)	(20,060)	(44,840)	(40,457)
Amortization of previously unrecognized items	4,872	5,254	9,675	10,627
Settlement Loss	141	199	280	400
Net periodic benefit cost	$13,031	$13,733	$25,939	$27,678
Included in the above table are amounts relating to a U.S. pension plan, the participating employees of which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the expectation of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. The underfunded amount for this pension plan is included in "Other Noncurrent Assets" in the accompanying Consolidated Balance Sheets at March 28, 2014. Net periodic pension costs for this pension plan for the three and six months ended March 28, 2014 were $1.9 million and $3.8 million, respectively, and for the three and six months ended March 29, 2013 were $3.5 million and $7.0 million, respectively. Amounts related to the amortization of previously unrecognized items for this pension plan for the three and six months ended March 28, 2014 were approximately zero and $0.1 million, respectively, and for the three and six months ended March 29, 2013 were $0.9 million and $1.8 million, respectively.

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2014 (in thousands):

Cash contributions made during the first six months of fiscal 2014	$33,342
Cash contributions we expect to make during the remainder of fiscal 2014	22,284
Total	$55,626

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 28, 2014
(continued)

Other Comprehensive Income
The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company's Consolidated Statements of Earnings for the three and six months ended March 28, 2014 and March 29, 2013 related to the Company's defined benefit pension plans (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Amortization of Defined Benefit Items:
Actuarial losses	$(4,870)	$(4,352)	$(9,674)	$(8,826)
Prior service cost	(28)	11	(53)	24
Total Before Income Tax	(4,898)	(4,341)	(9,727)	(8,802)
Income Tax Benefit	1,384	1,245	2,749	2,524
Total reclassifications after-tax	$(3,514)	$(3,096)	$(6,978)	$(6,278)

Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share ("EPS") to the denominator used to compute diluted EPS for the three and six months ended March 28, 2014 and March 29, 2013; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	130,384	129,096	130,254	128,876
Effect of stock options and restricted stock	2,195	1,634	2,128	1,408
Denominator used to compute diluted EPS	132,579	130,730	132,382	130,284
Antidilutive stock options and restricted stock	1,439	1,689	1,589	2,630
Shares of common stock issued from the exercise of stock options and the release of restricted stock	671	1,472	866	1,881

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
March 28, 2014
(continued)

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
On January 20, 2010, Clark County Nevada ("Clark County") filed suit against Jacobs and two of its subsidiaries asserting claims arising out of certain construction projects to which Clark County Nevada was the owner and for which Jacobs' subsidiaries served as the project management consultant. Clark County's lawsuit against Jacobs followed years of litigation and arbitration between Clark County and its construction contractor on the applicable projects which had ended unsuccessfully for Clark County and resulted in Clark County paying more than $60 million in settlement and awards. Jacobs denied liability and vigorously defended against the County's claims. In March 2014, Jacobs paid a cash settlement to Clark County to resolve the litigation and is pursuing reimbursement of that payment from its insurers, who have contested coverage. The Company does not expect the settlement of this matter or the dispute of coverage by the Company's insurers to have any material adverse effect on its consolidated financial statements.
The Company is a defendant in numerous matters pending in North Carolina's Superior Courts arising out of a June 9, 2009 natural gas explosion at a ConAgra Foods Inc. plant in Garner, Wake County, North Carolina. The claims that have been brought against the Company include wrongful death claims, personal injury claims and a claim for property losses to the plant property itself. The Company has settled all but one of the personal injury claims and is vigorously defending the remaining claim and believes it has meritorious defenses. In addition, the Company believes it has adequate insurance coverage as well as a right to indemnification from ConAgra. Accordingly, the Company does not expect the remaining matter to have any material adverse effect on its consolidated financial statements.

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
General
The purpose of this Management’s Discussion and Analysis ("MD&A") is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•
The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2—Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2013 Form 10-K;

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
Overview
The Company's net earnings for the three and six months ended March 28, 2014 decreased by $20.9 million and $26.2 million, or 20.1% and 12.9%, respectively, as compared to the corresponding periods last year. Excluding the positive effects of the gain on sale of certain intellectual property ($6.5 million) and the inclusion of SKM earnings ($6.6 million), net earnings for the three month period ended March 28, 2014 decreased $34.0 million primarily due to the effects of lower project margin (relating primarily to several projects performed in Europe) and holiday and weather effects. For the six months ended March 28, 2014, the decrease in net earnings was primarily due to the impacts noted above as well as the SKM loss ($12.8 million) recorded in the first quarter, offset in part by the positive impact of the resolution of an international tax matter in the first quarter of fiscal 2014 ($6.8 million).
Backlog at March 28, 2014 was $18.4 billion, an increase of 9.7% over backlog at March 29, 2013. The Company continues to have a positive outlook in many of the industry groups and markets in which our clients operate.
Sinclair Knight Merz Acquisition

On December 13, 2013 the Company acquired SKM from the SKM shareholders. The Company purchased SKM for approximately $1.2 billion in cash. The purchase price reflects an enterprise value of $1.1 billion plus adjustments for cash, debt and other items. Additional information related to the acquisition can be found in the Business Combinations note in the Notes to Consolidated Financial Statements. The Company expects this acquisition to significantly increase its capabilities in mining, infrastructure, buildings, water and energy, particularly in Australia, Asia, South America, and the U.K.

Included in the Company’s financial results for the three months ended March 28, 2014 were the results of SKM's operations for the full three months. Included in the Company’s financial results for the six months ended March 28, 2014 were the results of SKM's operations for the three and a half month period since acquisition on December 13, 2013. The three and six months results of SKM were impacted by significant holiday and vacation impacts, transaction-related costs, intangible amortization since the acquisition, and interest expense related to the $600 million in debt incurred to acquire SKM.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations
Net earnings for the second quarter of fiscal 2014 ended March 28, 2014 decreased $20.9 million, or 20.1%, to $83.5 million (or $0.63 per diluted share) from $104.4 million (or $0.80 per diluted share) for the corresponding period last year.
For the six months ended March 28, 2014, net earnings decreased $26.2 million, or 12.9%, to $177.2 million (or $1.34 per diluted share), from $203.4 million (or $1.56 per diluted share) for the corresponding period last year.
Total revenues for the second quarter of fiscal 2014 increased by $340.9 million, or 12.0%, to $3.18 billion, from $2.84 billion for the second quarter of fiscal 2013. For the six months ended March 28, 2014, total revenues increased by $650.2 million, or 11.6%, to $6.2 billion, from $5.6 billion for the corresponding period last year.

The following table sets forth our revenues by the various types of services we provide for the three and six months ended March 28, 2014 and March 29, 2013, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Technical Professional Services Revenues:
Project Services	$1,710,365	$1,510,332	$3,231,142	$2,942,641
Process, Scientific, and Systems Consulting	160,722	183,797	313,356	363,407
Total Technical Professional Services Revenues	1,871,087	1,694,129	3,544,498	3,306,048
Field Services Revenues:
Construction	992,514	822,706	2,073,728	1,654,965
Operations and Maintenance ("O&M")	312,432	318,249	626,698	633,712
Total Field Services Revenues	1,304,946	1,140,955	2,700,426	2,288,677
Total Revenues	$3,176,033	$2,835,084	$6,244,924	$5,594,725

Project Services revenues for the three months ended March 28, 2014 increased $200.0 million, or 13.2%, from the corresponding period last year. Project Services revenues for the six months ended March 28, 2014 increased $288.5 million, or 9.8%, from the corresponding period last year. These increases in Project Services revenues were due primarily to SKM. Also contributing to the increases were the Chemicals and Polymers market, principally in our U.S., and U.K. operations, the Infrastructure market, principally in SKM and our U.S. operations and in our Refining - Downstream market, principally in the U.K., Europe, and Middle East.

Process, Scientific, and Systems Consulting revenues for the three months ended March 28, 2014 decreased $23.1 million, or 12.6%, from the corresponding period last year. Process, Scientific, and Systems Consulting revenues for the six months ended March 28, 2014 decreased $50.1 million, or 13.8%, from the corresponding period last year. The revenues in this service type primarily relate to science, engineering and technical support services provided to our U.S. government clients. These decreases can be attributed primarily to a reduction in spending by the U.S. federal government and, in the first quarter of fiscal 2014, impacts from the temporary shutdown of the U.S. federal government.

Construction revenues for the three months ended March 28, 2014 increased $169.8 million, or 20.6%, from the corresponding period last year. Construction revenues for the six months ended March 28, 2014 increased $418.8 million, or 25.3%, from the corresponding period last year, primarily in the Chemicals and Polymers market and the Mining and Minerals market in the U.S.

Our O&M revenues for the three and six months ended March 28, 2014 decreased slightly when compared to the corresponding prior year periods. A decrease in our O&M revenues in our Canadian operations was partially offset by an increase in our U.S. operations. Nevertheless, we expect to see increases in our maintenance activity in our Canadian operations in the future.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and six months ended March 28, 2014 and March 29, 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
National Government Programs	$568,932	$574,414	$1,078,973	$1,128,356
Refining - Downstream	535,067	539,368	1,145,603	1,061,607
Chemicals and Polymers	666,880	576,101	1,428,944	1,096,712
Infrastructure	356,277	284,774	647,767	557,319
Oil & Gas - Upstream	194,602	199,065	402,465	420,699
Buildings	215,499	176,802	401,164	372,388
Pharmaceuticals and Biotechnology	140,921	137,613	251,427	276,948
Mining and Minerals	264,316	140,291	488,099	279,291
Industrial and Other	233,539	206,656	400,482	401,405
	$3,176,033	$2,835,084	$6,244,924	$5,594,725

For the three months ended March 28, 2014, revenues from clients operating in the National Government Programs market decreased $5.5 million, or 1.0%, to $568.9 million from $574.4 million for the corresponding period last year. For the six months ended March 28, 2014, revenues decreased $49.4 million, or 4.4%, to $1.08 billion from $1.13 billion for the corresponding period last year. Uncertainties over U.S. government budget issues are a key factor in this market, although the budget agreement passed in December 2013 is providing some funding certainty. In the first quarter of fiscal 2014, we also experienced impacts from the shutdown of the U.S. federal government. We view this as an improving market and still see opportunities with the U.S. and the U.K. governments.

For the three months ended March 28, 2014, revenues from clients operating in the Refining - Downstream industry decreased $4.3 million, or 0.8%, to $535.1 million from $539.4 million for the corresponding period last year. For the six months ended March 28, 2014, revenues increased $84.0 million, or 7.9%, to $1.15 billion from $1.06 billion for the corresponding period last year. These increases occurred primarily in the U.K. and Europe. We believe this to be a strong market as several major European and other clients are investing to improve efficiency in their facilities, and, in the U.S., the industry is beginning to focus on compliance with the EPA TIER 3 Ultra Low Sulfur Gasoline regulations.

For the three months ended March 28, 2014, revenues from clients operating in the Chemicals and Polymers industries increased $90.8 million, or 15.8%, to $666.9 million from $576.1 million for the corresponding period last year. For the six months ended March 28, 2014, revenues increased $332.2 million, or 30.3%, to $1.4 billion from $1.1 billion for the corresponding period last year. These increases occurred primarily in the U.S., the U.K., and the Middle East offset by decreases in Canada, South America, and Asia. The effect of shale gas projects and the low price of natural gas continue to influence activity in this market. Because there is now a large source of feedstock available outside refineries which can grow independently of the refining infrastructure, we believe more projects are now economically viable and capital is being deployed to develop these opportunities. Furthermore, we believe our clients are looking at various options to monetize natural gas. As a result, we see this as a very strong market in fiscal 2014 and beyond.

For the three months ended March 28, 2014, revenues from clients operating in the Infrastructure market increased $71.5 million, or 25.1%, to $356.3 million from $284.8 million for the corresponding period last year. For the six months ended March 28, 2014, revenues increased $90.4 million, or 16.2%, to $647.8 million from $557.3 million for the corresponding period last year. The increase is primarily due to the acquisition of SKM (Australia, Asia, and the U.K.) combined with increased spending in the U.S. market, partially offset by decreases in the U.K. We continue to view the Infrastructure market as strong globally. This market also includes our recent acquisitions of FHMC Corporation, Inc. and MARMAC Field Services, Inc. in the telecommunication and regulated pipeline areas, respectively.

For the three months ended March 28, 2014, revenues for clients operating in the Oil & Gas - Upstream industry decreased $4.5 million, or 2.2%, to $194.6 million from $199.1 million from the corresponding period last year. For the six months ended March 28, 2014, revenues decreased $18.2 million, or 4.3%, to $402.5 million from $420.7 million for the corresponding period last year. The decrease was primarily due to what we believe to be temporary declines in Canada partially offset by increases in the Middle East. The Company believes this to be a very strong market and expects field services activity in the Canadian market to grow. We continue to see more opportunities in the Middle East, including unconventional gas development programs

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

and large pipeline front end engineering and design ("FEED") projects. We believe the market in Europe will be positive with a number of opportunities for engineering, procurement and construction Management ("EPCM") projects, FEED's for onshore terminal modifications, and long-term site-based alliances. Onshore development and production in the U.S. continues to be strong. We acquired Eagleton Engineering, LLC in February 2014 to help drive our growth in the pipeline services area which we believe is an attractive market.

For the three months ended March 28, 2014, revenues from clients operating in the Buildings market increased $38.7 million, or 21.9%, to $215.5 million from $176.8 million for the corresponding period last year. For the six months ended March 28, 2014, revenues increased $28.8 million, or 7.7%, to $401.2 million from $372.4 million for the corresponding period last year. The increased revenue is due in part to the acquisition of SKM, which brings new capability in this market in Asia and Australia. We view the Buildings market as improving as the buildings business continues to shift towards projects for clients in the private sector. We believe growth in the private sector business will come from mission critical, education, healthcare, aviation, and corporate and commercial programs and projects.

For the three months ended March 28, 2014, revenues from clients operating in the Pharmaceuticals and Biotechnology industries and markets increased $3.3 million, or 2.4%, to $140.9 million from $137.6 million for the corresponding period last year. For the six months ended March 28, 2014, revenues decreased $25.5 million, or 9.2%, to $251.4 million from $276.9 million for the corresponding period last year. We view this as an improving market, with potential growth prospects in the areas of biotechnology-based drug development in Europe and North America and secondary manufacturing expansion in India and Asia, the U.K., and South America. We continue to view China as a strong market with the government emphasizing improvement in the nation's healthcare system.

For the three months ended March 28, 2014, revenues from clients operating in the Mining and Minerals market increased $124.0 million, or 88.4%, to $264.3 million from $140.3 million for the corresponding period last year. For the six months ended March 28, 2014, revenues increased $208.8 million, or 74.8%, to $488.1 million from $279.3 million for the corresponding period last year. The increased revenues in 2014 were primarily from field services projects based in the U.S. and the acquisition of SKM, primarily in Australia and South America. Globally, our clients in this market have been affected negatively by a general economic slowdown, particularly in Australia. We believe we will be able to capture additional market share in this growing market by continuing to focus on asset optimization and sustaining capital projects (small-cap projects and maintenance-driven work) for our clients in this market. In addition, the SKM acquisition is expected to expand our capabilities beyond non-ferrous metals to iron ore and coal and to bring together our existing hydro-metallurgy and concentrator skills with SKM's strength in materials handling and infrastructure. During the first quarter of fiscal 2014, we made a $45 million investment in Guimar Engenharia Ltda, a Brazilian-based engineering services and project management/construction management firm, which should help in this market as well as clients in other markets seeking to do projects in Brazil.

For the three months ended March 28, 2014, revenues from clients operating in the Industrial and Other market increased $26.9 million, or 13.0%, to $233.5 million from $206.7 million for the corresponding period last year. For the six months ended March 28, 2014, revenues decreased $0.9 million, or 0.2%, to $400.5 million from $401.4 million for the corresponding period last year. The Industrial and Other market, which we view as mixed, includes the Pulp & Paper, High-Tech, Power, and Food & Consumer Products industry groups and markets. The increase in Industrial and Other revenues for the comparable second quarter periods was due primarily to increased field services activity in the Pulp & Paper market in the U.S. and the High-Tech market in the U.S. and Ireland.
Direct costs of contracts for the second quarter of fiscal 2014 increased $0.3 billion, or 12.2%, to $2.7 billion from $2.4 billion for the corresponding period last year. Direct costs of contracts for the six months ended March 28, 2014 increased $0.6 billion, or 12.4%, to $5.3 billion from $4.7 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as "pass-through costs"). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Pass-through costs for the second quarter of fiscal 2014 increased $126.9 million, or 22.1%, to $700.6 million from $573.6 million for the corresponding period last year. Pass-through costs for the six months ended March 28, 2014 increased $0.3 billion, or 29.7%, to $1.45 billion from $1.12 billion for the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

specific points during the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three and six months ended March 28, 2014 was 83.7% and 84.5%, respectively. This compares to 83.6% and 83.9% for the three and six months ended March 29, 2013, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. For the three and six months ended March 28, 2014, the ratio of direct costs of contracts to revenues over the prior year periods increased, primarily as a result of higher field services activities, offset in by SKM.

Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal 2014 increased $94.4 million, or 31.5%, to $394.1 million from $299.7 million for the corresponding period last year. For the six months ended March 28, 2014, SG&A expenses increased $127.6 million, or 22.2%, to $702.8 million from $575.2 million for the corresponding period last year. The increase in SG&A is primarily due to the inclusion of SKM. SG&A costs increased to 12.4% and 11.3% of revenues for the three and six months ended March 28. 2014, respectively. This compares to SG&A costs of 10.6% and 10.3% of revenues for the corresponding periods last year. For the three and six months ended March 28, 2014, SG&A also includes SKM transaction-related costs that are not material to the consolidated results of operations for the three months and $9.0 million (including stamp duty), respectively, and $5.8 million and $6.9 million of intangibles amortization, respectively.

Net interest expense for the three and six months ended March 28, 2014 was $2.1 million and $0.1 million, respectively, as compared to $1.9 million and $4.5 million, respectively for the corresponding periods last year. The increase for the three month period is due to higher interest income earned from SKM offset by higher interest expense related to the debt incurred to acquire SKM. For the six month period, the decrease is related to the successful resolution in the first quarter of fiscal 2014 of a tax matter involving one of our international subsidiaries which resulted in the reversal of $4.1 million of accrued interest.

The Company's effective income tax rate for the quarter ended March 28, 2014 declined to 31.4% from 33.9% for the corresponding period last year. The Company's effective income tax rate for the six months ended March 28, 2014 declined to 32.1% from 33.5% for the corresponding period last year. These decreases were primarily the result of inclusion of SKM since December 13, 2013, and the $4.1 million impact of the international tax liability discussed above, offset by the stamp duty related to the SKM acquisition which is not deductible for income tax purposes.
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

Consistent with industry practice, substantially all of our contracts are subject to cancellation or termination at the option of the client. In a situation where a client terminates a contract, we typically are entitled to receive payment for work performed up to the date of termination, and in certain instances, we may be entitled to allowable termination and cancellation costs. While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein.

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
The following table summarizes our backlog at March 28, 2014 and March 29, 2013 (in millions):

	March 28, 2014	March 29, 2013
Technical professional services	$12,554.9	$10,888.9
Field services	5,857.7	5,901.4
Total	$18,412.6	$16,790.3

Our backlog increased $1.6 billion, or 9.7%, to $18.4 billion at March 28, 2014 from $16.8 billion at March 29, 2013. Backlog at March 28, 2014 includes SKM and new awards from clients operating in many of the industry groups and markets we serve, in particular the Refining - Downstream, Infrastructure and Oil & Gas - Upstream markets.
Liquidity and Capital Resources
At March 28, 2014, our principal sources of liquidity consisted of $0.7 billion of cash and cash equivalents and $0.7 billion of available borrowing capacity under our $1.60 billion 2014 Facility. We finance much of our operations and growth through cash generated by our operations.
During the six months ended March 28, 2014, our cash and cash equivalents decreased by $0.6 billion from $1.26 billion at September 27, 2013 to $0.7 billion at March 28, 2014. This compares to a net increase in cash and cash equivalents of $133.8 million to $1.17 billion during the corresponding period last year. During the six months ended March 28, 2014, we experienced net cash inflows of $195.7 million from operating activities and inflows of $538.4 million from financing activities. These cash inflows were offset by cash outflows of $1.3 billion from investing activities and outflows of $10.8 million from the effects of exchange rate changes.

Our operations provided net cash inflows of $195.7 million during the six months ended March 28, 2014. This compares to net cash inflows of $252.7 million for the corresponding period last year. The $56.9 million decrease in cash flows from operating activities during the six months ended March 28, 2014 as compared to the corresponding period last year was due primarily to lower net earnings and a $23.5 million decrease in cash generated from our working capital accounts (discussed below).
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
This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $23.5 million decrease in cash flows relating to our working capital accounts was due to the timing of cash receipts and payments within our working capital accounts. Contributing to the decrease in cash flows related to the Company's working capital accounts during the first six months of fiscal 2014 were greater vendor payments offset by an improvement in our collection of accounts receivable. Though the Company provides services in a number of countries outside the U.S., we believe our credit risk is not significant. Our private sector customers are comprised principally of large, well-known, and well-established multi-national companies. Our government customers are comprised of national, state, and local agencies located principally in the U.S. and the U.K. We have not historically experienced significant collection issues with either of our governmental or non-governmental customers.
We used $1.3 billion of cash and cash equivalents for investing activities during the six months ended March 28, 2014 as compared to $59.2 million used during the corresponding period last year. This increase was primarily the result of the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Company's acquisition of SKM for $1.2 billion ($1.1 billion net of cash acquired) during the six months ended March 28, 2014 and compares to no acquisition activity in the corresponding period last year.
Our financing activities resulted in net cash inflows of $538.4 million during the six months ended March 28, 2014. This compares to net cash outflows of $50.3 million during the corresponding period last year. In connection with our acquisition of SKM, we borrowed $600.0 million under the 2012 Facility, of which we paid down $110.0 million at the end of the second fiscal quarter of 2014.
The Company had $0.7 billion of cash and cash equivalents at March 28, 2014. Of this amount, approximately $163.8 million was held in the U.S. and $527.4 million was held outside of the U.S., primarily in Canada, Australia, the U.K., and the Eurozone. Other than the tax cost of repatriating funds to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements included in our 2013 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $0.7 billion in cash and cash equivalents at March 28, 2014, compared to $1.3 billion at September 27, 2013. Our consolidated working capital position at March 28, 2014 was $1.7 billion, a decrease of $486.0 million from September 27, 2013 due to the SKM acquisition.
There was $0.7 billion of borrowing capacity remaining under the 2014 Facility at March 28, 2014. We believe that the capacity, terms and conditions of the 2014 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.
The Company had $335.4 million of letters of credit outstanding at March 28, 2014. Of this amount, $10.5 million was issued under our revolving credit facility and $324.9 million was issued under separate, committed and uncommitted letter-of-credit facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please see the Note "Long-term Debt" included in the Notes to Consolidated Financial Statements appearing under Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the 2014 Facility.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 28, 2014, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

10.1	Retirement Agreement dated April 14, 2014 between the Registrant and Thomas R. Hammond.

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95 –	Mine Safety Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 2, 2014