Form 10-Q
period 2014-06-27
JACOBS ENGINEERING GROUP INC /DE/
filed 2014-08-01
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on

 FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2014

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
☐  Yes   ☒  No
Number of shares of common stock outstanding at July 29, 2014: 133,056,998

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 27, 2014	September 27, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$772,613	$1,256,405
Receivables	2,736,010	2,548,990
Deferred income taxes	147,956	131,086
Prepaid expenses and other	96,537	103,077
Total current assets	3,753,116	4,039,558
Property, Equipment and Improvements, Net	455,626	379,296
Other Noncurrent Assets:
Goodwill	2,938,686	2,022,831
Intangibles	478,122	217,904
Miscellaneous	707,029	614,555
Total other non-current assets	4,123,837	2,855,290
	$8,332,579	$7,274,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$41,351	$22,783
Accounts payable	421,132	457,893
Accrued liabilities	1,319,652	1,029,816
Billings in excess of costs	366,980	345,097
Income taxes payable	20,823	32,030
Total current liabilities	2,169,938	1,887,619
Long-term Debt	789,416	415,086
Other Deferred Liabilities	840,567	723,104
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—133,009,553 shares and 131,639,196 shares, respectively	133,010	131,639
Additional paid-in capital	1,167,221	1,084,624
Retained earnings	3,504,788	3,300,961
Accumulated other comprehensive loss	(303,992)	(304,127)
Total Jacobs stockholders’ equity	4,501,027	4,213,097
Noncontrolling interests	31,631	35,238
Total Group stockholders’ equity	4,532,658	4,248,335
	$8,332,579	$7,274,144
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Months Ended June 27, 2014 and June 28, 2013
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenues	$3,231,791	$3,080,995	$9,476,715	$8,675,720
Costs and Expenses:
Direct cost of contracts	(2,670,052)	(2,613,991)	(7,944,731)	(7,308,092)
Selling, general and administrative expenses	(437,802)	(298,645)	(1,140,565)	(873,797)
Operating Profit	123,937	168,359	391,419	493,831
Other Income (Expense):
Interest income	2,624	1,332	7,425	3,521
Interest expense	(5,565)	(2,786)	(10,490)	(9,515)
Gain on sale of intellectual property, net	—	—	12,147	—
Miscellaneous income (expense), net	(2,950)	1,518	(3,139)	(1,195)
Total other income (expense), net	(5,891)	64	5,943	(7,189)
Earnings Before Taxes	118,046	168,423	397,362	486,642
Income Tax Expense	(46,737)	(56,334)	(136,304)	(162,941)
Net Earnings of the Group	71,309	112,089	261,058	323,701
Net Earnings Attributable to Noncontrolling Interests	(6,467)	(3,218)	(19,024)	(11,419)
Net Earnings Attributable to Jacobs	$64,842	$108,871	$242,034	$312,282
Net Earnings Per Share:
Basic	$0.50	$0.84	$1.86	$2.42
Diluted	$0.49	$0.83	$1.83	$2.39
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended June 27, 2014 and June 28, 2013
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net Earnings of the Group	$71,309	$112,089	$261,058	$323,701
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	29,147	(14,828)	17,267	(38,964)
Gain (loss) on cash flow hedges	1,815	584	1,912	(54)
Change in pension liabilities	(20,160)	2,198	(29,308)	28,123
Other comprehensive income (loss) before taxes	10,802	(12,046)	(10,129)	(10,895)
Income Tax Benefit (Expense):
Foreign currency translation adjustments	—	—	3,250	—
Cash flow hedges	(525)	(211)	(646)	(13)
Change in pension liabilities	5,245	(758)	7,660	(7,910)
Income Tax Benefit (Expense)	4,720	(969)	10,264	(7,923)
Net Other Comprehensive (Loss) Income	15,522	(13,015)	135	(18,818)
Net Comprehensive Income of the Group	86,831	99,074	261,193	304,883
Net Comprehensive Income Attributable to Noncontrolling Interests	(6,467)	(3,218)	(19,024)	(11,419)
Net Comprehensive Income Attributable to Jacobs	$80,364	$95,856	$242,169	$293,464
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended June 27, 2014 and June 28, 2013 (In thousands) (Unaudited)

	June 27, 2014	June 28, 2013
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$261,058	$323,701
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	70,701	49,828
Intangible assets	35,329	22,327
Gain on sale of certain intellectual property	(12,147)	—
Stock based compensation	32,546	28,493
Tax deficiency from stock based compensation	140	3,292
Equity in earnings of operating ventures, net	(7,065)	(11,759)
Change in pension plan obligations	(10,245)	(3,956)
Change in deferred compensation plans	(5,957)	(6,658)
Losses on sales of assets, net	1,595	465
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	171,861	(32,551)
Prepaid expenses and other current assets	20,065	6,910
Accounts payable	(87,753)	(27,674)
Accrued liabilities	66,456	46,445
Billings in excess of costs	(28,029)	37,306
Income taxes payable	(5,225)	(12,036)
Deferred income taxes	(12,493)	2,925
Other deferred liabilities	7,058	(2,259)
Change in long-term receivables	2,828	12,913
Long-term insurance prepayment	(17,602)	—
Other, net	2,092	(514)
Net cash provided by operating activities	485,213	437,198
Cash Flows from Investing Activities:
Additions to property and equipment	(92,033)	(91,520)
Disposals of property and equipment	966	3,561
Change in cash related to consolidation of joint ventures	—	4,331
Purchases of investments	(25,539)	(7)
Sales of investments	—	11
Acquisitions of businesses, net of cash acquired	(1,226,352)	(22,313)
Net cash used for investing activities	(1,342,958)	(105,937)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended June 27, 2014 and June 28, 2013 (In thousands) (Unaudited) (Continued)

	June 27, 2014	June 28, 2013
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	669,681	—
Repayments of long-term borrowings	(302,386)	(87,851)
Proceeds from short-term borrowings	174,374	28,312
Repayments of short-term borrowings	(189,490)	(15,602)
Proceeds from issuances of common stock	34,175	35,227
Tax deficiency from stock based compensation	(140)	(3,292)
Distributions to noncontrolling interests	(6,043)	(7,974)
Net cash provided by (used for) financing activities	380,171	(51,180)
Effect of Exchange Rate Changes	(6,218)	(17,021)
Net (Decrease) Increase in Cash and Cash Equivalents	(483,792)	263,060
Cash and Cash Equivalents at the Beginning of the Period	1,256,405	1,032,457
Cash and Cash Equivalents at the End of the Period	$772,613	$1,295,517

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 27, 2014

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 27, 2014, and for the three and nine month periods ended June 27, 2014 and June 28, 2013.
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
June 27, 2014
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU requires entities to recognize the amount of revenue to which they expect to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016. Early application is not permitted. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
Business Combinations
On December 13, 2013, the Company acquired all of the outstanding interests in Sinclair Knight Merz Management Pty Limited and Sinclair Knight Merz Holdings Limited (collectively, "SKM"), a provider of engineering, design, procurement, construction and project management services, from the SKM shareholders. The Company purchased SKM for approximately $1.2 billion in cash. The acquisition agreement includes customary representations, warranties, and indemnities supported by an escrow account. SKM's results of operations have been included in the Company's consolidated results of operations since the date of acquisition.

The Company has, in total, incurred approximately $16.6 million of expenses directly related to the SKM acquisition. Included in selling, general and administrative expense for the three and nine month periods ended June 27, 2014 are $0.2 million and $9.2 million, respectively, of transaction-related expenses.

The following table presents the preliminary allocation of the purchase price (in thousands) paid for SKM:

Assets:
Cash and cash equivalents	$152,051
Receivables and other current assets	340,906
Property and equipment, and other	89,524
Intangible assets	246,696
Total assets	829,177
Liabilities:
Current liabilities	330,435
Deferred tax liability	86,344
Long-term liabilities	21,616
Total liabilities	438,395
Net identifiable assets acquired	$390,782
Goodwill	828,892
Net assets acquired	$1,219,674

The Company expects to collect substantially all of the acquired receivables of $304.6 million, net of acquired allowances.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 27, 2014
(continued)

The purchase price allocation of the SKM transaction continues to be subject to post-closing adjustment as the Company finalizes the values assigned to project-related assets and liabilities, claims, other contingencies, acquired intangible assets, and leased properties, among other items. The Company intends to complete the purchase price allocation by the end of the measurement period provided by U.S. GAAP. The preliminary useful lives of the intangible assets acquired from SKM range from 3 to 12 years.
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
We expect that the goodwill recognized in this transaction will ultimately be deductible in the U.S. for federal income tax purposes.
The following table presents the unaudited, pro forma consolidated results of operations (in millions, except per share amounts) for the nine month periods ended June 27, 2014 and June 28, 2013 as if the acquisition of SKM operations had occurred as of September 29, 2012. The period end dates of SKM are different from those of the Company and, accordingly, certain adjustments were made to conform SKM's period end dates to those of the Company. Management believes these adjustments make the comparative data more representative of what the combined results of operations would have been over the pro forma period. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had we actually acquired SKM on September 29, 2012; or (ii) future results of operations:

	For the Nine Months Ended
	June 27, 2014	June 28, 2013
Revenues	$9,727	$9,765
Net earnings attributable to Jacobs	249	369
Basic earnings per share	1.91	2.86
Diluted earnings per share	1.88	2.83
The pro forma earnings for the nine months ended June 27, 2014 were adjusted to exclude $21.4 million of transaction-related costs incurred by both parties and, for the nine months ended June 28, 2013, include $22.8 million of transaction-related costs (the difference being due to the effects of exchange rate changes) in the pro forma earnings. For the nine months ended June 27, 2014 and June 28, 2013, the pro forma earnings were adjusted to reduce interest expense by $0.8 million (for a total of $2.7 million) and to include incremental interest expense by $3.2 million (for a total of $4.3 million), respectively. For the nine months ended June 27, 2014 and June 28, 2013, the pro forma earnings were adjusted to include net incremental intangible amortization of $3.5 million (for a total of $17.8 million) and $15.5 million (for a total of $19.5 million), respectively. The difference in the total intangible amortization between the periods is due to the effects of exchange rate changes.
The pro forma earnings for the nine months ended June 27, 2014 include an expense from SKM of $24.0 million related to a settlement with certain SKM shareholders regarding provisions of their shareholding plan that was settled and paid prior to the close of the business combination and recorded during the three month period ended December 27, 2013.
During the nine months ended June 27, 2014, the Company also acquired Eagleton Engineering, LLC, FMHC Corporation, Stobbarts (Nuclear) Limited, Trompeter Enterprises, and MARMAC Field Services, Inc. The operations of these acquisitions were not material to the Company's consolidated results for the three and nine months ended June 27, 2014. During the three months ended June 27, 2014, we acquired an additional 15% interest in Zamel and Turbag Consulting Engineers Company ("ZATE"), a refining, chemicals, infrastructure and civil engineering company headquartered in Al Khobar, Saudi Arabia. This transaction brought the Company's ownership in ZATE to 75%. The Company also made an investment in Guimar Engenharia Ltda, a Brazilian-based engineering-based services and project management/construction management firm.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 27, 2014
(continued)

Receivables
The following table presents the components of "Receivables" appearing in the accompanying Consolidated Balance Sheets at June 27, 2014 and September 27, 2013 as well as certain other related information (in thousands):

	June 27, 2014	September 27, 2013
Components of receivables:
Amounts billed	$1,350,511	$1,389,278
Unbilled receivables and other	1,317,215	1,109,931
Retentions receivable	68,284	49,781
Total receivables, net	$2,736,010	$2,548,990
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$255,267	$292,698
Claims receivable	$72,249	$25,237

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
Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at June 27, 2014 and September 27, 2013 consisted of the following (in thousands):

	June 27, 2014	September 27, 2013
Land	$21,872	$22,027
Buildings	132,902	131,690
Equipment	667,052	537,835
Leasehold improvements	298,840	204,940
Construction in progress	12,770	22,678
	1,133,436	919,170
Accumulated depreciation and amortization	(677,810)	(539,874)
	$455,626	$379,296

Long-term Debt

On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (the "2014 Facility") with a syndicate of large, U.S. and international banks and financial institutions. The 2014 Facility replaced and refinanced the Company's previous $1.21 billion unsecured revolving credit facility originally entered into

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 27, 2014
(continued)

by the Company on March 29, 2012 (the "2012 Facility"). All commitments under the 2012 Facility were terminated effective as of the closing date and all amounts due thereunder were refinanced under the 2014 Facility. The 2014 Facility also provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion. The 2014 Facility did not change interest rates for borrowings outstanding under the 2012 Facility, but did reduce the fees on the unused portion of the facility.
The total amount outstanding under the 2014 Facility in the form of direct borrowings at June 27, 2014 was $0.8 billion. The Company has issued $10.5 million in letters of credit leaving $0.8 billion of available borrowing capacity under the 2014 Facility at June 27, 2014. In addition, the Company had $342.4 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $352.9 million at June 27, 2014.
The 2014 Facility expires in February 2019 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2014 Facility will bear interest at either a eurocurrency rate plus a margin of between 1.000% and 1.500% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at June 27, 2014.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 27, 2014
(continued)

The following table sets forth pass-through costs included in revenues for each of the three and nine months ended June 27, 2014 and June 28, 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Pass-through costs included in revenues	$700,294	$674,715	$2,152,875	$1,794,748
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
Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and nine months ended June 27, 2014 and June 28, 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Component:	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Service cost	$10,529	$10,876	$31,401	$32,895
Interest cost	20,270	17,242	60,221	52,331
Expected return on plan assets	(22,712)	(19,917)	(67,552)	(60,374)
Amortization of previously unrecognized items	4,941	5,223	14,617	15,849
Settlement Loss	142	197	422	598
Net periodic benefit cost	$13,170	$13,621	$39,109	$41,299
Included in the above table are amounts relating to a U.S. pension plan, the participating employees of which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the expectation of the parties

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 27, 2014
(continued)

to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. The underfunded amount for this pension plan is included in "Other Noncurrent Assets" in the accompanying Consolidated Balance Sheets at June 27, 2014. Net periodic pension costs for this pension plan for the three and nine months ended June 27, 2014 were $1.9 million and $5.8 million, respectively, and for the three and nine months ended June 28, 2013 were $3.5 million and $10.5 million, respectively. Amounts related to the amortization of previously unrecognized items for this pension plan for the three and nine months ended June 27, 2014 were approximately zero and $0.1 million, respectively, and for the three and nine months ended June 28, 2013 were $0.9 million and $2.7 million, respectively.

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2014 (in thousands):

Cash contributions made during the first nine months of fiscal 2014	$49,354
Cash contributions we expect to make during the remainder of fiscal 2014	9,728
Total	$59,082
Other Comprehensive Income
The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company's Consolidated Statements of Earnings for the three and nine months ended June 27, 2014 and June 28, 2013 related to the Company's defined benefit pension plans (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Amortization of Defined Benefit Items:
Actuarial losses	$(4,939)	$(4,321)	$(14,613)	$(13,147)
Prior service cost	(28)	10	(81)	34
Total Before Income Tax	(4,967)	(4,311)	(14,694)	(13,113)
Income Tax Benefit	1,403	1,237	4,152	3,761
Total Reclassifications, After-tax	$(3,564)	$(3,074)	$(10,542)	$(9,352)
Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share ("EPS") to the denominator used to compute diluted EPS for the three and nine months ended June 27, 2014 and June 28, 2013; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	130,738	129,536	130,417	129,094
Effect of stock options and restricted stock	1,873	1,759	2,043	1,496
Denominator used to compute diluted EPS	132,611	131,295	132,460	130,590
Antidilutive stock options and restricted stock	2,101	2,528	2,088	3,943
Shares of common stock issued from the exercise of stock options and the release of restricted stock	724	534	1,590	2,415

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 27, 2014
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
On January 20, 2010, Clark County Nevada ("Clark County") filed suit against Jacobs and two of its subsidiaries asserting claims arising out of certain construction projects to which Clark County Nevada was the owner and for which Jacobs' subsidiaries served as the project management consultant. Clark County's lawsuit against Jacobs followed years of litigation and arbitration between Clark County and its construction contractor on the applicable projects which had ended unsuccessfully for Clark County and resulted in Clark County paying more than $60 million in settlement and awards. Jacobs denied liability and vigorously defended against the County's claims. Although Jacobs paid a cash settlement to Clark County in March 2014 to resolve the litigation, it pursued reimbursement of that payment from its insurers, and subsequently resolved coverage disputes with those insurers, subject to the execution of final agreements. As a result, the Company does not expect the settlement of this matter to have any material adverse effect on its consolidated financial statements.
The Company is a defendant in numerous matters pending in North Carolina's Superior Courts arising out of a June 9, 2009 natural gas explosion at a ConAgra Foods Inc. plant in Garner, Wake County, North Carolina. The claims that have been brought against the Company include wrongful death claims, personal injury claims and a claim for property losses to the plant property itself. The Company has settled all but one of the personal injury claims and is vigorously defending the remaining claim and believes it has meritorious defenses. In addition, the Company believes it has adequate insurance coverage as well as a right to indemnification from ConAgra, from whom the company is pursuing recovery. Accordingly, the Company does not expect the remaining matter to have any material adverse effect on its consolidated financial statements.

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
Overview - the 2014 Restructuring
During the third quarter of fiscal 2014 ended June 27, 2014, the Company commenced a series of initiatives intended to improve operational efficiency, reduce costs, and better position the Company to drive growth of the business in the future. We are not exiting any geographic markets or service types, nor exiting any client end-markets. Actions completed during the third quarter of fiscal 2014 included involuntary terminations, the abandonment of certain leased offices, and the co-location of employees into larger offices. Included in the Company's consolidated results of operations for the third quarter of fiscal 2014 are pre-tax costs of $70.8 million relating to the 2014 restructuring effort (the "2014 Restructuring"). The costs of the 2014 Restructuring is included are selling, general, and administrative expense in the accompanying Consolidated Statements of Earnings net of a $14.2 million reduction in bonus plan expense. The following table summarizes the effects of the 2014 Restructuring on the Company's consolidated results of operations for the three month and nine month periods ended June 27, 2014 (in thousands, except for earnings per share):

	Three Months Ended			Nine Months Ended
	June 27, 2014			June 27, 2014
	Without 2014 Restructuring	Effects of 2014 Restructuring	U.S. GAAP	Without 2014 Restructuring	Effects of 2014 Restructuring	U.S. GAAP
Consolidated pre-tax earnings (loss)	$174,700	$(56,654)	$118,046	$454,016	$(56,654)	$397,362
Tax (expense) benefit	(56,439)	9,702	(46,737)	(146,006)	9,702	(136,304)
Net earnings of the Group	118,261	(46,952)	71,309	308,010	(46,952)	261,058
Non-controlling interests	(6,467)	—	(6,467)	(19,024)	—	(19,024)
Net earnings of Jacobs	$111,794	$(46,952)	$64,842	$288,986	$(46,952)	$242,034
Diluted earnings (loss) per share	$0.84	$(0.35)	$0.49	$2.18	$(0.35)	$1.83

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The Company expects to complete the 2014 Restructuring during the fourth quarter of fiscal 2014 at an estimated additional pre-tax cost of between $45.0 million and $50.0 million.
Overview - the Acquisition of Sinclair Knight Merz

On December 13, 2013, the Company acquired all of the outstanding equity interests in Sinclair Knight Merz Management Pty Limited and Sinclair Knight Merz Holdings Limited (collectively, "SKM"), a provider of engineering, design, procurement, construction and project management services for approximately $1.2 billion in cash. SKM's results of operations have been included in the Company's consolidated results of operations since the date of acquisition. The following table presents SKM's results of operations included in the Company's consolidated results of operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	June 27, 2014	June 27, 2014

Revenues	$241,763	$524,830
Net earnings attributable to Jacobs:
Before 2014 Restructuring	$14,378	$11,899
After 2014 Restructuring	$7,319	$4,840
Basic and Diluted EPS:
Before 2014 Restructuring	$0.11	$0.09
After 2014 Restructuring	$0.06	$0.04

Additional information related to the acquisition can be found in the Note Business Combinations in Notes to Consolidated Financial Statements.
Overview - Nine Months Ended June 27, 2014
In addition to the effects of the 2014 Restructuring and the acquisition of SKM, the Company's consolidated results of operations for the nine months ended June 27, 2014 were affected by the successful resolution of an international tax matter that occurred during the first quarter of fiscal 2014 (the tax effect was $2.7 million and the Company reversed $4.1 million of accrued interest).
Also affecting the Company's consolidated results of operations for the nine months ended June 27, 2014 were certain transactions and events that occurred during the second quarter of fiscal 2014. These include (i) a $6.5 million gain on the sale of certain intellectual property; and (ii) the negative effects on operations relating to several projects performed in Europe, holidays, and weather.
Within this MD&A, the Company may disclose and discuss its results of operations before the effects of the 2014 Restructuring or the other transactions and events described above. Although such information is non-GAAP in nature, it is presented because management believes it provides a better view of the Company’s operating results to investors to assess the Company’s performance and operating trends.
Backlog at June 27, 2014 was $18.5 billion, an increase of 7.5% over backlog at June 28, 2013. The Company continues to have a positive outlook of many of the industry groups and markets in which our clients operate.

Results of Operations
Net earnings for the third quarter of fiscal 2014 ended June 27, 2014 decreased $44.0 million, or 40.4%, to $64.8 million (or $0.49 per diluted share) from $108.9 million (or $0.83 per diluted share) for the corresponding period last year. For the nine months ended June 27, 2014, net earnings decreased $70.2 million, or 22.5%, to $242.0 million (or $1.83 per diluted share), from $312.3 million (or $2.39 per diluted share) for the corresponding period last year. Excluding the effects of the 2014 Restructuring, net earnings and diluted earnings per share for the three months ended June 27, 2014 were $111.8 million and $0.84, respectively, and for the nine months ended June 27, 2014, net earnings and diluted earnings per share were $289.0 million and $2.18, respectively.
Total revenues for the third quarter of fiscal 2014 increased by $150.8 million, or 4.9%, to $3.23 billion, from $3.08 billion for the third quarter of fiscal 2013. For the nine months ended June 27, 2014, total revenues increased by $801.0 million, or

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

9.2%, to $9.5 billion, from $8.7 billion for the corresponding period last year. In general, the increases in revenues for both the third quarter and first nine months of fiscal 2014 as compared to the corresponding periods last year were due primarily to revenues attributable to SKM. However, and in particular as it relates to the nine months ended June 27, 2014, the Company experienced increased revenues from clients operating in a number of legacy industry groups and markets, including Chemicals and Polymers, Infrastructure, Mining and Minerals, and Buildings.

The following table sets forth our revenues by the various types of services we provide for the three and nine months ended June 27, 2014 and June 28, 2013, respectively (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Technical Professional Services Revenues:
Project Services	$1,729,093	$1,542,929	$4,960,235	$4,485,570
Process, Scientific, and Systems Consulting	164,002	177,057	477,358	540,464
Total Technical Professional Services Revenues	1,893,095	1,719,986	5,437,593	5,026,034
Field Services Revenues:
Construction	1,045,473	1,055,133	3,119,201	2,710,098
Operations and Maintenance ("O&M")	293,223	305,876	919,921	939,588
Total Field Services Revenues	1,338,696	1,361,009	4,039,122	3,649,686
Total Revenues	$3,231,791	$3,080,995	$9,476,715	$8,675,720

Project Services revenues for the three months ended June 27, 2014 increased $186.2 million, or 12.1%, from the corresponding period last year. Project Services revenues for the nine months ended June 27, 2014 increased $474.7 million, or 10.6%, from the corresponding period last year. These increases in Project Services revenues were due primarily to revenues attributable to SKM. Also contributing to the increases were higher levels of activity in several of industry groups and markets we serve, including Buildings, Chemicals and Polymers, and Refining-Downstream.

Process, Scientific, and Systems Consulting ("PS&SC") revenues for the three months ended June 27, 2014 decreased $13.1 million, or 7.4%, from the corresponding period last year. PS&SC revenues for the nine months ended June 27, 2014 decreased $63.1 million, or 11.7%, from the corresponding period last year. The revenues in this service type relate to science, engineering, and technical support services provided primarily to our U.S. federal government clients and its various agencies. Accordingly, revenues for this service category were negatively affected by the general reduction in U.S. federal government spending during fiscal 2014 and, in particular, to the impacts resulting from the temporary shutdown of the U.S. federal government in the first quarter of fiscal 2014.

Construction revenues for the nine months ended June 27, 2014 increased $409.1 million, or 15.1%, from the corresponding period last year, primarily in the Chemicals and Polymers market and the Mining and Minerals market in the U.S.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and nine months ended June 27, 2014 and June 28, 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
National Government Programs	$538,296	$553,441	$1,617,269	$1,681,797
Refining - Downstream	560,022	584,793	1,705,625	1,646,400
Chemicals and Polymers	773,153	715,796	2,202,097	1,812,508
Infrastructure	352,422	244,506	1,000,189	801,825
Oil & Gas - Upstream	280,560	261,116	683,025	681,815
Buildings	215,965	190,807	617,129	563,195
Pharmaceuticals and Biotechnology	88,453	124,756	339,880	401,704
Mining and Minerals	264,771	158,729	752,870	438,020
Industrial and Other	158,149	247,051	558,631	648,456
	$3,231,791	$3,080,995	$9,476,715	$8,675,720

For the nine months ended June 27, 2014, revenues from projects for clients operating in the Chemicals and Polymers industries increased $389.6 million, or 21.5%, to $2.2 billion from $1.8 billion for the corresponding period last year. This increase occurred throughout many of the geographic locations in which we operate. We continue to receive new awards for FEED (front-end engineering design) and pre-FEED services. We have long-term relationships with numerous chemical companies around the world, and we believe this industry group will provide strong growth opportunities long-term. We see particularly strong growth potential in North America and the Middle East due to the growing source of available feedstock. Leveraging our geographic presence as strengthened by the SKM transaction, we were recently awarded a significant professional services contract for what will be the largest chlorine dioxide plant in the world, located in Asia.

For the three months ended June 27, 2014, revenues from clients operating in the Infrastructure market increased $107.9 million, or 44.1%, to $352.4 million from $244.5 million for the corresponding period last year. SKM contributed approximately 50.0% of the increase. We see improved conditions in several of the sub-markets within this industry group, particularly for transportation and water projects. One example is the Asset Management Programme (AMP6) cycle in the U.K., where we believe the Company is well positioned to assist clients improve their relative efficiency and wastewater effluent quality. Also included in this revenue category is our growing services to customers operating in the telecommunications industry. Long-term, we see this market as attracting significant capital as countries around the world strive to improve and expand their wireless communications capabilities.

For the three months ended June 27, 2014, revenues from clients operating in the Buildings market increased $25.2 million, or 13.2%, to $216.0 million from $190.8 million for the corresponding period last year. For the nine months ended June 27, 2014, revenues from clients operating within this market increased $53.9 million, or 9.6%, to $617.1 million from $563.2 million for the corresponding period last year. Although SKM was responsible for most of this increase, the Company saw good growth in our Middle East, Asia, and U.K. markets. We also see growth potential in parts of North and West Africa where we believe we are well portioned to capitalize on buildings projects with high technical content (e.g., health care, aviation, and education). We view the Buildings market as improving as our business continues to shift towards projects for clients in the private sector.

For the three months ended June 27, 2014, revenues from clients operating in the Mining and Minerals market increased $106.0 million, or 66.8%, to $264.8 million from $158.7 million for the corresponding period last year. For the nine months ended June 27, 2014, revenues increased $314.9 million, or 71.9%, to $752.9 million from $438.0 million for the corresponding period last year. The increased revenues in 2014 were due primarily to SKM, combined with increased business activity within the Americas. Globally, our clients in these industries continue to behave conservatively when it comes to new spend. In addition, although we believe consolidation among companies in this industry will provide more stable capital spending in the long-term, such actions may have significant impacts in the short-term. Nevertheless, we believe we will be able to capture additional market share from clients operating in these industries by continuing to focus on asset optimization and sustaining capital projects (small-cap projects and maintenance-driven work) for our clients. In addition, we expect the SKM acquisition to expand our capabilities beyond non-ferrous metals to iron ore and coal and to bring together our existing hydro-metallurgy and concentrator skills with SKM's strength in materials handling and infrastructure.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the three months ended June 27, 2014, revenues from clients operating in the Pharmaceuticals and Biotechnology industries decreased $36.3 million, or 29.1%, to $88.5 million from $124.8 million for the corresponding period last year. For the nine months ended June 27, 2014, revenues from clients operating within these industries decreased $61.8 million, or 15.4%, to $339.9 million from $401.7 million for the corresponding period last year. The decreases in revenues in fiscal 2014 as compared to last year were due primarily to the normal wind-down and completion of projects, including work on several vaccine plants located in North America. We continue to view these industries as improving with prospects in the area of biotechnology-based drug development, principally in North America, and secondary manufacturing expansion, primarily in India and Asia.

For the three months ended June 27, 2014, revenues from clients operating in the Industrial and Other industry group decreased $88.9 million, or 36.0%, to $158.1 million from $247.1 million for the corresponding period last year. For the nine months ended June 27, 2014, revenues decreased $89.8 million, or 13.9%, to $558.6 million from $648.5 million for the corresponding period last year. The Industrial and Other industry group consists of projects performed for clients operating in a number of instries including pulp and paper; high-technology manufacturing; power; food and beverage; and consumer products, among others. The decreases in revenues in fiscal 2014 as compared to last year were due primarily to the normal wind-down and completion of numerous projects.
Direct costs of contracts for the third quarter of fiscal 2014 increased $0.1 billion, or 2.1%, to $2.7 billion from $2.6 billion for the corresponding period last year. Direct costs of contracts for the nine months ended June 27, 2014 increased $0.6 billion, or 8.7%, to $7.9 billion from $7.3 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as "pass-through costs"). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Pass-through costs for the third quarter of fiscal 2014 increased $25.6 million, or 3.8%, to $700.3 million from $674.7 million for the corresponding period last year. Pass-through costs for the nine months ended June 27, 2014 increased $358.1 million, or 20.0%, to $2.15 billion from $1.79 billion for the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three and nine months ended June 27, 2014 was 82.6% and 83.8%, respectively. This compares to 84.8% and 84.2% for the three and nine months ended June 28, 2013, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. For the three and nine months ended June 27, 2014, the ratio of direct costs of contracts to revenues over the prior year periods decreased, primarily as a result of higher margins in both professional technical services and field services activities and the acquisition of SKM.

Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 2014 increased $139.2 million, or 46.6%, to $437.8 million from $298.6 million for the corresponding period last year. For the nine months ended June 27, 2014, SG&A expenses increased $266.8 million, or 30.5%, to $1,140.6 million from $873.8 million for the corresponding period last year. SG&A expenses for both the three and nine month periods of fiscal 2014 include the effects of the 2014 Restructuring discussed above as well as the results of operations of SKM. Also included in SG&A expenses for the current fiscal year are transaction-related expenses incurred in connection with the SKM acquisition of $9.2 million. Also included in SG&A expenses for fiscal 2014 are due diligence and other transaction-related costs incurred in connection with mergers and acquisition activity.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Net interest expense for the three and nine months ended June 27, 2014 was $2.9 million and $3.1 million, respectively, as compared to $1.5 million and $6.0 million, respectively for the corresponding periods last year. The increase for the three month period is due to higher interest expense related to the debt incurred to acquire SKM partially offset by higher interest income earned from SKM. For the nine month period, the decrease is related to the successful resolution in the first quarter of fiscal 2014 of a tax matter involving one of our international subsidiaries which resulted in the reversal of $4.1 million of accrued interest partially offset by the net SKM acquisition impacts.

The Company's effective income tax rate for the third quarter ended June 27, 2014 increased to 39.6% from 33.4% for the corresponding period last year. For the nine months ended June 27, 2014, the Company's effective income tax rate increased to 34.3% from 33.5% for the corresponding period last year. Contributing to the increases during both the three and nine month periods ended June 27, 2014 as compared to the prior year's periods were the effect of the 2014 Restructuring. Also contributing to the higher effective tax rate for the first nine months of fiscal 2014 is the stamp duty paid in the first quarter of fiscal 2014 related to the SKM acquisition, off-set by the successful resolution of an international tax matter that also occurred during the first quarter of fiscal 2014.
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
The following table summarizes our backlog at June 27, 2014 and June 28, 2013 (in millions):

	June 27, 2014	June 28, 2013
Technical professional services	$12,324.2	$11,087.1
Field services	6,163.0	6,108.5
Total	$18,487.2	$17,195.6

Our backlog increased $1.3 billion, or 7.5%, to $18.5 billion at June 27, 2014 from $17.2 billion at June 28, 2013. Backlog at June 27, 2014 includes SKM and new awards from clients operating in many of the industry groups and markets we serve, in particular the Refining - Downstream, Infrastructure and Oil & Gas - Upstream markets.
Liquidity and Capital Resources
At June 27, 2014, our principal sources of liquidity consisted of $0.8 billion of cash and cash equivalents and $0.8 billion of available borrowing capacity under our $1.60 billion revolving credit facility (the "2014 Facility" - refer to the Note Long-term Debt in Notes to Consolidated Financial Statements). We finance much of our operations and growth through cash generated by our operations.
During the nine months ended June 27, 2014, our cash and cash equivalents decreased by $0.5 billion from $1.26 billion at September 27, 2013 to $0.8 billion at June 27, 2014. This compares to a net increase in cash and cash equivalents of $263.1 million to $1.30 billion during the corresponding period last year. During the nine months ended June 27, 2014, we experienced

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

net cash outflows of $1.3 billion from investing activities and $6.2 million from the effects of exchange rate changes. These cash outflows were offset in part by net cash inflows of $485.2 million from operating activities and $380.2 million from financing activities.

Our operations provided net cash inflows of $485.2 million during the nine months ended June 27, 2014. This compares to net cash inflows of $437.2 million for the corresponding period last year. The $48.0 million increase in cash flows from operating activities during the nine months ended June 27, 2014 as compared to the corresponding period last year was due primarily to a $119.0 million increase in cash generated from changes within our working capital accounts (discussed below)offset in part by a small decrease in net earnings.
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
This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $119.0 million increase in cash flows relating to our working capital accounts was due to the timing of cash receipts and payments within our working capital accounts, including an improvement in cash collections from customers, off-set in part by an increase in vendor payments. Although the Company provides services to clients in a number of countries outside the U.S., we believe our credit risk with respect to these international clients is not significant. Our private sector customers are comprised principally of large, well-known, and well-established multi-national companies. Our government customers are comprised of national, state, and local agencies located principally in the U.S., the U.K., and Australia. We have not historically experienced significant collection issues with either of our governmental or non-governmental customers.
We used $1.3 billion of cash and cash equivalents for investing activities during the nine months ended June 27, 2014 as compared to $105.9 million used during the corresponding period last year. This increase was primarily the result of the Company's acquisition of SKM for $1.2 billion ($1.1 billion net of cash acquired) during the nine months ended June 27, 2014 and compares to minimal acquisition activity in the corresponding period last year.
Our financing activities resulted in net cash inflows of $380.2 million during the nine months ended June 27, 2014. This compares to net cash outflows of $51.2 million during the corresponding period last year. In connection with our acquisition of SKM, we borrowed $600.0 million under the 2012 Facility (refer to Long-term Debt in Notes to Consolidated Financial Statements; amounts borrowed to complete the SKM acquisition that were still outstanding on the date we closed the 2014 Facility were paid-off and re-borrowed under the 2014 Facility), of which we paid down $260.0 million by the end of the third fiscal quarter of 2014.
The Company had $0.8 billion of cash and cash equivalents at June 27, 2014. Of this amount, approximately $202.5 million was held in the U.S. and $570.1 million was held outside of the U.S., primarily in Canada, Australia, the U.K., and the Eurozone. Other than the tax cost of repatriating funds to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements included in our 2013 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $0.8 billion in cash and cash equivalents at June 27, 2014, and our consolidated working capital position was $1.6 billion at that date. In addition, there was $0.8 billion of borrowing capacity remaining under the 2014 Facility at June 27, 2014. We believe that the capacity, terms and conditions of the 2014 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.
The Company had $352.9 million of letters of credit outstanding at June 27, 2014. Of this amount, $10.5 million was issued under our revolving credit facility and $342.4 million was issued under separate, committed and uncommitted letter-of-credit facilities.

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
Interest Rate Risk
Please see the Note Long-term Debt in Notes to Consolidated Financial Statements appearing under Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the 2014 Facility.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 27, 2014, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 is included in the Note Commitments and Contingencies included in the Notes to Consolidated Financial Statements appearing under Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

10.1# –	Form of Restricted Stock Unit Award Agreement (Performance Shares - Net Earnings Growth).

10.2# –	Form of Restricted Stock Unit Award Agreement (Performance Shares - TSR).

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95 –	Mine Safety Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
#	Management contract or compensatory plan or arrangement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ John W. Prosser, Jr.
John W. Prosser, Jr.
Executive Vice President
Finance and Administration
and Treasurer
(Principal Financial Officer)

Date:	August 1, 2014