Form 10-K
period 2014-09-26
JACOBS ENGINEERING GROUP INC /DE/
filed 2014-11-24
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2014                         Commission File No. 1-7463
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
☒    Yes - ☐    No
Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check-mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check-mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
There were 130,552,640 shares of common stock outstanding as of November 18, 2014. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $8.3 billion as of March 28, 2014, based upon the last reported sales price on the New York Stock Exchange on that date.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Portions of the Registrant’s definitive Proxy Statement to be issued in connection with its 2015 Annual Meeting of Shareholders.

JACOBS ENGINEERING GROUP INC.
Fiscal 2014 Annual Report on Form 10-K

PART I
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that are not based on historical fact. When used herein, words such as "expects", "anticipates", "believes", "seeks", "estimates", "plans", "intends", and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, below. The risk factors and other matters described herein are not all-inclusive, and we undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").
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

•	Infrastructure and telecommunications;

•	Mining and minerals;

•	Pharmaceuticals and biotechnology;

•	Power;

•	Pulp and paper;

•	Technology and manufacturing; and,

•	Food and consumer products, among others.

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
Our Business Model
Our organizational structure and integrated system for delivering services are key components of our business strategy. Our operating units generally use a matrix organizational structure whereby our project management functions are supported by the various technical planning, design, and construction disciplines that are necessary to effectively execute long-term engineering and construction contracts. We recognize that technical expertise alone cannot grow our business; project management skills and the ability to manage multi-million dollar projects and programs for our clients are critical to our success. Crucial functions, such as project controls and procurement, are embedded within each of our major offices and serve operations by providing specialized services required by projects.

Our business is set up to foster cooperation among teams and across our operating units. We do not maintain “profit centers” within the Company, nor do the operating groups compete against each other for contracts. Our organizational structure and integrated system for delivering services are key components of our business strategy. The following three ideas support our business model:

Multi-Domestic Approach
We work in many countries with locally staffed offices that share a common set of values, tools, and a single vision, while maintaining one-on-one contact with individual clients. This multi-domestic approach enables us to provide customized service suited to the locale while still taking advantage of the Company’s global network.

Boundaryless Approach
Our diversity encompasses our people, geographic reach, expertise, and technical capabilities. On projects around the world, we enhance local expertise with the best talent and the best technology available anywhere throughout the Company. This seamless, boundaryless approach keeps us flexible and enhances our ability to develop the best possible solutions for our clients, regardless of office or project location.

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
The balance inherent in our core values is also evident in our approach to sustainability, which maintains an even balance between the people, the economics, and the environmental aspects of business. Jacobs is driven to continuously improve efficiencies and reduce energy and resources, practices that drive down costs and contribute to a lower impact on the environment. The Company adheres to the following seven sustainability principles:

•	Sustainable development is a corporate priority;

•	We seek broad, deep, differentiated capabilities and services;

•	Sustainable development is integrated into our business;

•	Training and education are important;

•	Our facilities and operations follow sustainable principles;

•	We contribute to the common effort for sustainability; and

•	We are open and transparent.

Applying the best, most efficient and effective sustainable solutions for clients worldwide, in all major industries in our clients operate, allows us to make a significant contribution to a safe and sustainable future. Each year we issue a Sustainability Report that describes many of our efforts and accomplishments regarding environmental sustainability.
With respect to human resources, our goal is to establish an inclusive, diverse workplace that energizes the people who fuel our Company's growth. Although we are a large company with over 66,300 employees in over 25 countries, our employees are unified in their focus on superior value, safety, and ethical business practices; regardless of the country. Employees frequently move around the system as they grow their careers and serve clients; so everyone at the Company is urged to operate with a boundaryless mindset; connecting across geographies, disciplines, and industries to collaborate on innovative solutions that provide maximum value to clients.
How We Grow
Jacobs has grown significantly since its founding in 1947; both through organic growth and through strategic acquisition, an important part of the Company’s growth strategy. We have successfully acquired and integrated numerous companies over the years that have enhanced our capabilities, geographic reach, and offerings.
In terms of organic growth, our relationship-based business model is central to our sustained growth and profitability. We pursue the development of long-term relationships and alliances with our clients. By working with our clients on their capital programs, we increase our understanding of their overall business needs, as well as the unique technical requirements of their specific projects. This increased understanding enables us, we believe, to provide superior value to our clients. Our approach provides us with opportunities to market the services our clients are expected to need in the pre-design phase, such as master planning, permitting, or project finance options; in the design phase; and in the construction, post-start-up and commissioning phases of a facility, including operations and maintenance services.
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
The Role of Acquisitions and Strategic Investments in the Development Our Business
When we review acquisition targets, we are conscious of the effect the acquisition may have on our client base. We favor acquisitions that allow us to (i) expand into a new client market; (ii) enhance the range of services we provide existing clients; and/or (iii) access new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our major clients. The following is a brief description of some of our recent key acquisitions (in chronological order):

•
On July 1, 2014, the Company acquired Federal Network Systems ("FNS"), a subsidiary of Verizon Communications headquartered in Ashburn, Virginia. FNS provides systems integration and communication, information technology and data security solutions for the global market; with particular focus on supporting the Intelligence Community, the U.S. Department of Defense ("DoD"), and federal civilian customers. FNS designs, integrates, secures, operates and maintains highly complex mission critical voice, data and video networks.

•
On February 7, 2014, the Company acquired Eagleton Engineering, LLC ("Eagleton") headquartered in Houston, Texas. The acquisition enhances the Company's capabilities in midstream and upstream pipeline engineering, design and field surveying services. Eagleton specializes in pipeline engineering, primarily providing professional services and resources to the oil, gas and petrochemical industries. The firm’s services cover the full life cycle of project planning and delivery, from conceptual studies and design to full turnkey engineering, procurement and construction solutions and operational support.

•
On January 7, 2014, the Company acquired the assets of FMHC Corporation ("FMHC") headquartered in Chicago, Ill. This acquisition enhances the Company's capabilities turnkey wireless communications site development, design, network deployment, construction, and related services to clients operating in the wireless telecommunications industry.

•
On December 20, 2013, the Company acquired the stock of Stobbarts Limited, a construction firm based in West Cumbria, United Kingdom. The acquisition enhances the Company's capabilities in nuclear, decommissioning, construction and civil engineering.

•
On December 13, 2013, the Company acquired all of the outstanding interests in Sinclair Knight Merz Management Pty Limited and Sinclair Knight Merz Holdings Limited (collectively, "SKM"), a provider of engineering, design, procurement, construction and project management services, from the SKM shareholders. Due to its size and complexities, more information about the SKM acquisition is provided throughout this report.

•
On November 22, 2013, the Company acquired certain assets and liabilities of MARMAC Field Services, Inc. ("MARMAC") headquartered in Costa Mesa, California. The acquisition enhances the Company's capabilities in pipeline engineering and design services; both geographically and by adding additional capabilities to serve the utility and gas industries.

•
On October 18, 2013, the Company acquired an 45% interest in Guimar Engenharia, a privately held engineering services and project management/construction management ("PMCM") company based in Rio de Janeiro, Brazil. The acquisition represents Jacobs’ first significant investment in Brazil. Guimar has a broad client base and operations throughout Brazil, where it is a leading provider of PMCM services for clients in the pulp and paper, petroleum, chemicals, food and beverage, mining and minerals, building and infrastructure industries.

•
On October 14, 2013, the Company acquired substantially all the assets and liabilities of the Trompeter Group. This acquisition enhances the Company's capabilities in advanced engineering services, maintenance support, technical training services, and contingent workforce services to the automotive manufacturing industry. The business is headquartered in Detroit, Michigan.

•
On August 30, 2013, the Company's South African joint venture, Jacobs Matasis (Proprietary) Limited, acquired Ilitha Projects and Ilitha Staffing. Ilitha Projects provides management and Engineering, Procurement, Construction and Management (EPCM) services to clients in a broad range of market sectors, including oil and gas, refining, chemicals, power, nuclear, marine mining and metals. Ilitha Staffing supplies technical contract staff sourcing and management services with a strong emphasis on integration with the client’s culture and business practices.

•
Commencing on June 6, 2013, and through the end of fiscal 2014, the Company acquired further ownership interests in Consulting Engineering Services (India) Private Limited (“CES”), an infrastructure and civil engineering company headquartered in Delhi, India. During the fiscal year 2014, we acquired an additional 24.6% interest in CES bringing our ownership interest in CES, to 94.6%. CES provides a range of solutions in infrastructure development, planning, engineering, and construction management.

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

Services Provided
As described above, the services we provide generally fall into the following four broad categories: Project Services; Process, Scientific, and Systems Consulting services; Construction services; and Operations and Maintenance ("O&M")services.
The following table sets forth our revenues from each of our four service categories for each of the last five fiscal years (in thousands):

	2014	2013	2012	2011	2010
Project Services	$6,576,004	$5,977,917	$5,693,419	$5,070,575	$4,224,898
Process, Scientific, and Systems Consulting	758,957	705,694	772,031	815,561	888,405
Construction	4,138,729	3,825,878	3,145,311	3,060,820	3,722,101
Operations and Maintenance (“O&M”)	1,221,467	1,308,887	1,283,017	1,434,708	1,080,113
	$12,695,157	$11,818,376	$10,893,778	$10,381,664	$9,915,517

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
The following table sets forth our revenues from each of the various industry groups and markets in which our clients operate for each of the last five fiscal years (in thousands):

	2014	2013	2012	2011	2010
Chemicals and Polymers	$2,985,352	$2,391,144	$1,704,723	$1,461,125	$1,203,373
Refining – Downstream	2,239,343	2,337,387	2,379,750	2,256,092	2,876,059
National Government Programs	2,282,116	2,284,533	2,272,611	2,313,240	2,314,548
Infrastructure	1,361,574	1,015,864	1,085,649	1,219,633	938,978
Mining & Minerals	918,608	712,320	550,134	449,194	26,161
Oil & Gas – Upstream	863,344	915,478	790,546	753,471	559,492
Buildings	834,122	738,404	843,938	893,528	869,248
Industrial and Other	758,036	899,756	690,124	630,694	537,863
Pharmaceuticals and Biotechnology	452,662	523,490	576,303	404,687	589,795
	$12,695,157	$11,818,376	$10,893,778	$10,381,664	$9,915,517
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
Mining and Minerals
Our mining and minerals business targets the non-ferrous and ferrous metal markets, precious metals, energy minerals (uranium, coal, oil sands), and industrial and fertilizer minerals (mineral sands, borates, trona, phosphates and potash). We work with many of the resources companies undertaking new and existing facility upgrades and process plant developments. We offer project management; front-end studies; and full EPCM capabilities; completions, commissioning and start-up services specializing in new plant construction, brownfield expansions, and sustaining capital and maintenance projects.

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
Our backlog includes expected revenues for contracts that are based on estimates. For additional information regarding our backlog including those risk factors specific to backlog, please refer to Item 1A — Risk Factors, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Significant Customers
The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last five fiscal years:

2014	2013	2012	2011	2010
17.8%	19.9%	22.1%	24.4%	25.4%
It is uncommon for a commercial customer to contribute 10% or more of the Company’s total revenues. On occasion, however, we will perform a number of field services projects for a single customer in the same fiscal year which, primarily because of the amount of pass-through costs (discussed below) that is included in revenue, will cause total revenue from that customer to exceed 10% of total consolidated revenues. For additional information regarding certain risks related to our customer concentration, please refer to Item 1A — Risk Factors, below.
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

	2014	2013	2012	2011	2010
Cost-reimbursable	83%	85%	85%	84%	87%
Fixed-price	17%	15%	15%	16%	13%
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

2014	2013	2012	2011	2010
$2,954.9	$2,624.8	$2,328.4	$2,118.5	$2,723.3
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
Employees
At September 26, 2014, we had approximately 53,500 full-time, staff employees (including contract staff). Additionally, as of September 26, 2014, there were approximately 12,800 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

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
The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

			Year Joined the
Name	Age	Position with the Company	Registrant
Craig L. Martin	64	President, Chief Executive Officer and Director	1994
George A. Kunberger, Jr.	62	Executive Vice President, Global Sales and Marketing	1979
Andrew F. Kremer	57	Executive Vice President, Operations	1998
Joseph G. Mandel	54	Executive Vice President, Operations	2011
John W. Prosser, Jr.	69	Executive Vice President, Finance and Administration and Treasurer	1974
Santo Rizzuto	54	Executive Vice President, Operations	2013
Phillip J. Stassi	59	Executive Vice President, Operations	1977
Cora L. Carmody	57	Senior Vice President, Information Technology	2008
Geoffrey P. Sanders	57	Senior Vice President and Chief Accounting Officer	1988
Lori S. Sundberg	50	Senior Vice President, Global Human Resources	2013
Michael R. Tyler	58	Senior Vice President and General Counsel	2013
All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Mr. Mandel, Mr. Rizzuto, Ms. Sundberg, and Mr. Tyler,, have served in executive and senior management capacities with the Company for more than five years.
Mr. Mandel joined the Company in February 2011 through the acquisition of certain operating companies comprising Aker Solutions ASA. Mr. Mandel served in various senior management roles with Aker Solutions ASA since first joining them in 1995.
Mr. Rizzuto was Chief Executive Officer and Managing Director of SKM from October 2011 until the company's acquisition by Jacobs in December 2013. From 1997 to 2011 he served in a number of global operational leadership roles within SKM.
Ms. Sundberg joined the Company in April 2013. Ms. Sundberg served as the Senior Vice President of Human Resources and Ethics at Arizona Public Services Company, Arizona's largest electric utility company, from  November 2007 to April 2013.  From 1998 to 2007 she served in a number of global HR leadership roles with American Express.
Mr. Tyler joined the Company in June 2013. He previously served as Executive Vice President, General Counsel and Secretary of Sanmina Corporation, a global electronics manufacturing services provider from April 2007 to June 2013, and Chief Legal and Administrative Officer of Gateway, Inc., a computer hardware company, from January 2004 to April 2007.
Mr. Sanders joined the company in June 1988. He was elected Senior Vice President and Chief Accounting Officer in May 2014. Mr. Sanders previously served as Vice President, Controller of the Company for over 10 years with responsibility for various finance, tax, accounting, and other functions within the Company.

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
Although in the past we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles. We also monitor the financial health of the insurance companies from which we procure insurance, and this is one of the factors we take into account when purchasing insurance. Our insurance is purchased from a number of the world's leading providers, often in layered insurance or quota share arrangements. If any of our third party insurers fail, abruptly cancel our coverage or otherwise cannot satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.
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
For fiscal 2014, approximately 17.0% of our revenues were earned under contracts that were fixed-price in nature. For these contracts, we bear the risk of paying some, if not all, of any cost overruns. Fixed-price contract amounts are established in part on cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or our vendors’ or subcontractors’ inability to perform, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.
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
Current economic and political conditions also make it extremely difficult for our clients, our vendors, and us to accurately forecast and plan future business activities and could cause businesses to continue to slow spending on our services. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our clients’ markets. In addition, our business has traditionally lagged recoveries in the general economy and, therefore, may not recover as quickly as the economy at large. A continuation or worsening of current weak economic conditions or a reduction in government spending could have a material adverse impact on our business, financial condition, and results of operations.
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
As a result, our government clients may reduce the scope or terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. Since government contracts represent a significant percentage of our revenues (for example, those with the U.S. federal government represented approximately 17.8% of our total revenue in fiscal 2014), a significant reduction in government funding or the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations.
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
As of the end of fiscal 2014, our backlog totaled approximately $18.4 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client.

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
A few clients have in the past and may in the future account for a significant portion of our revenue and/or backlog in any one year or over a period of several consecutive years. For example, in fiscal 2014, 2013, and fiscal 2012, approximately 17.8%, 19.9%, and 22.1%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay, or cancel their contracts at any time. Our loss of or a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.
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
Our larger competitors for engineering, construction, and maintenance services for process plants include Bechtel, Fluor, Foster Wheeler, KBR, Technip, WorleyParsons, CB&I, and AMEC. In the area of buildings, our competitors include several of the competitors previously mentioned as well as HDR, HOK, AECOM, and Turner. In the area of infrastructure, our competitors include several of the competitors previously mentioned as well as Parsons Brinckerhoff, HNTB, Tetra Tech, Parsons, and W.S. Atkins. In the area of national government programs, our principal competitors include several of the competitors listed above as well as Leidos, CH2M Hill, Weston, Lockheed Martin, and Computer Sciences Corporation.
In addition to the risks discussed elsewhere in Risk Factors, our international operations are also exposed to additional risks and uncertainties including unfavorable political developments and weak foreign economies.
For fiscal 2014, approximately 44.2% of our revenues was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:

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
While we often obtain indemnification rights from the sellers of acquired businesses, such rights may be difficult to enforce, the losses may exceed any dedicated escrow funds, and the indemnitors may not have the ability to financially support the indemnity.
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
Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. As of September 26, 2014, we had $3.0 billion of goodwill, representing 35.8% of our total assets of $8.5 billion. We have chosen to perform our annual impairment reviews of goodwill at the end of the third quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.
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
We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of September 26, 2014, and September 27, 2013, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $400.8 million and $402.5 million, respectively. See Note 6—Pension Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors. If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 83.0% during fiscal 2014), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition, and results of operations.
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
We are a Delaware corporation. Certain anti-takeover provisions of the Delaware general corporation law impose restrictions on the ability of others to acquire control of us. In addition, certain provisions of our charter documents may impede or discourage a takeover. For example:

•	Our Board of Directors is divided into three staggered classes (although our Board of Directors is currently being destaggered);

•	Only our Board of Directors can fill vacancies on the board;

•	There are various restrictions on the ability of a shareholder to nominate a director for election; and

•	Our Board of Directors can authorize the issuance of preference shares.
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
Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Australia; Austria; Belgium; Canada; Chile; China; Finland; France; Germany; Greece; India; Italy; Mexico; Morocco; The Netherlands; Oman; Poland; Puerto Rico; Peru; Republic of Ireland; Saudi Arabia; South Africa; Singapore; Spain; Sweden; United Arab Emirates; and the United Kingdom. Such space is used for operations (providing technical, professional, and other home office services), sales, and administration. Most of our properties are leased. In addition, we own facilities located in Charleston, South Carolina which serve as our principal manufacturing and fabrication site for our modular construction activities. We also have fabrication facilities located in Canada in Pickering, Ontario and Edmonton and Lamont, Alberta. The total amount of space used by us for all of our operations is approximately 9.5 million square feet.
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

	Low Sales Price	High Sales Price
Fiscal 2014:
First quarter	$55.80	$64.27
Second quarter	58.20	66.88
Third quarter	52.57	65.02
Fourth quarter	49.13	55.00
Fiscal 2013:
First quarter	$38.28	$43.56
Second quarter	41.50	56.53
Third quarter	48.86	57.97
Fourth quarter	53.99	62.33
Shareholders
According to the records of our transfer agent, there were 1,169 shareholders of record as of November 18, 2014.

Share Repurchases

On August 19, 2014, the Board of Directors approved a program to repurchase up to $500 million of the Company's common stock over the next three years. Under the program’s terms, shares may be repurchased from time to time at the our discretion on the open market, through block trades or otherwise. The timing of our share repurchases will depend upon market conditions, other uses of capital and other factors.
A summary of repurchases of our common stock during the fourth quarter of fiscal 2014 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 28 through July 25, 2014	—	$—	—	$500,000
July 26 through August 22, 2014	—	—	—	500,000
August 23 through September 26, 2014	1,500	52.27	1,500	421,601
Total	1,500	$52.27	1,500	$421,601

(1)	Includes commissions paid.
Dividends
Our policy is to use cash flows from operations to fund future growth, pay down debt, and, subject to market conditions, repurchase common stock under a stock buy-back program approved by our Board of Directors. Accordingly, we have not paid a cash dividend since fiscal 1984. Although our Board of Directors periodically reviews and considers the merits of paying cash dividends, we currently have no plans to pay cash dividends in the foreseeable future.

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

Performance Graph
The following graph and table shows the changes over the past five-year period in the value of $100 invested at the end of fiscal 2009 in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Index, and (3) the Dow Jones Heavy Construction Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Jacobs Engineering Group Inc., the S&P 500 Index and the Dow Jones US Heavy Construction Index

$250
$200
$150
$100
$50
$0
9/09
9/10
9/11
9/12
9/13
9/14
Jacobs Engineering Group Inc.
S&P 500
Dow Jones US Heavy Construction

*$100 invested on 9/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Dow Jones & Co. All rights reserved.

	2009	2010	2011	2012	2013	2014
Jacobs Engineering Group Inc.	100.00	84.22	70.27	87.99	126.62	106.25
S&P 500	100.00	110.16	111.42	145.07	173.13	207.30
Dow Jones US Heavy Construction	100.00	94.54	82.70	109.07	137.40	131.15
Note: The above information was provided by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. Dollar amounts are presented in thousands, except for per share information:

	2014 (a)	2013	2012 (b)	2011	2010 (c)
Results of Operations:
Revenues	$12,695,157	$11,818,376	$10,893,778	$10,381,664	$9,915,517
Net earnings attributable to Jacobs	328,108	423,093	378,954	331,029	245,974
Financial Position:
Current ratio	1.66 to 1	2.14 to 1	2.07 to 1	1.47 to 1	2.23 to 1
Working capital	$1,542,225	$2,151,939	$1,865,025	$1,011,565	$1,527,589
Current assets	3,892,071	4,039,558	3,612,077	3,180,091	2,767,042
Total assets	8,453,659	7,274,144	6,839,433	6,199,226	4,683,917
Cash	732,647	1,256,405	1,032,457	905,633	938,842
Long-term debt	764,075	415,086	528,260	2,042	509
Total Jacobs stockholders’ equity	4,469,255	4,213,097	3,722,473	3,312,988	2,859,048
Return on average equity	7.56%	10.66%	10.77%	10.73%	8.97%
Backlog:
Technical professional services	$12,607,029	$11,118,400	$10,266,500	$9,100,100	$7,588,900
Field services	5,773,005	6,099,500	5,643,200	5,189,700	5,613,100
Total	$18,380,034	$17,217,900	$15,909,700	$14,289,800	$13,202,000
Per Share Information:
Basic earnings per share	$2.51	$3.27	$2.97	$2.63	$1.98
Diluted earnings per share	2.48	$3.23	2.94	2.60	1.96
Stockholders’ equity	33.92	32.00	28.65	25.93	22.71
Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	132,371	130,945	128,692	127,235	125,790
Common Shares Outstanding at Year End	131,753	131,639	129,936	127,785	125,909

(a)	Includes costs of $77.4 million or $0.58 per diluted share, related to the Company's restructuring initiatives in the third and fourth quarter of fiscal 2014.

(b)	Includes a one-time, after-tax gain of $4.0 million, or $0.03 per diluted share, related to the sale of the Company's intellectual property for iron ore pelletizing and certain other related assets.

(c)
Includes non-recurring, after-tax charges totaling $60.3 million, or $0.48 per diluted share, relating to the SIVOM judgment (refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2010 Annual Report on Form 10-K for a description of this matter and its effects on the Company’s fiscal 2010 Consolidated Financial Statements.

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
Revenue Accounting for Contracts and Use of Joint Ventures—In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress as of the balance sheet dates. In making such estimates, judgments are required to evaluate the possible effects of variances in schedule; the costs of materials and labor; productivity; and the impact of change orders, claims, contract disputes, and achievement of contractual performance standards. Many of our engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. For contracts containing incentive fee arrangements, fees are frequently based on achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues recognized from the project.
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
The expected rates of return on plan assets for fiscal 2015 range from 4.5% to 8.5% compared to 0.4% to 8.5% for the prior year. We believe the range of rates selected for fiscal 2015 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were changed from a range of 0.4% to 9.3% in fiscal 2013 to a range of 1.8% to 8.8% in fiscal 2014. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.
Changes in the actuarial assumptions often have a material effect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at September 26, 2014, was higher (lower) by 0.5%, the PBO would have been lower (higher) at that date by approximately $92.0 million for non-U.S. plans, and by approximately $21.1 million for U.S. plans. If the expected return on plan assets was higher (lower) by 1.0%, the net periodic pension cost for fiscal 2015 would be lower (higher) by approximately $8.8 million for non-U.S. plans, and by approximately $3.8 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the fairness of the actuarial assumptions used.

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
Testing Goodwill for Possible Impairment— The goodwill carried on our Consolidated Balance Sheets is tested annually for possible impairment. In performing the annual impairment test, we evaluate our goodwill at the reporting unit level. We have determined that we have two reporting units, which are based on geography. We refer to these reporting units internally as “Europe” and “Non-Europe”. Each of our reporting units conducts the business activities described elsewhere in this 2014 Form 10-K, which includes providing professional technical services such as design, engineering, and architectural services; construction and/or construction management services; and operations and maintenance services.
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

For fiscal years 2013 through 2014, we used both an income approach and a market approach to test our goodwill for possible impairment. Such approaches require us to make estimates and judgments. Under the income approach, fair value is determined by using the discounted cash flows of our reporting units. Under the market approach, the fair value of our reporting units is determined by reference to guideline companies that are reasonably comparable to our reporting units; the fair values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of fair values indicated. The fair values for each reporting unit exceeded the respective book values by over 40%. The key assumptions used to determine the fair value of our reporting units in our testing were:
Income Approach
2013 Assumptions:
•Company financial projections for fiscal years 2013 to 2016
•Weighted average cost of capital of 11%
•Residual period growth rate of 3%
2014 Assumptions:
•Company financial projections for fiscal years 2014 to 2018
•Weighted average cost of capital of 11%
•Residual period growth rate of 3%
Market Approach
With respect to the market approach, for guideline publicly traded companies reasonably comparable to the Company's reporting units, the Company used multiples ranging from 6.3 to 8.0 of EBITDA (earnings before interest, taxes, depreciation, and amortization) and 8.0 to 9.7 of EBIT (earnings before interest and taxes), for the fiscal year 2013 test applied to the projected fiscal year 2013 financial results for each of our reporting units. The Company used multiples ranging from 5.9 to 7.6 of EBITDA and 7.6 to 10.0 of EBIT, for the fiscal year 2014 test applied to the projected fiscal year 2014 financial results for each of our reporting units.
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
The Company performs the annual goodwill impairment test for the reporting units at the end of the third quarter of our fiscal year. The Company will test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the fair value of our reporting units substantially exceeded their respective carrying values for fiscal years 2014, 2013, and 2012.
Based on the most recent results of our annual impairment tests, there were no indications of impairment of the goodwill shown in our Consolidated Balance Sheets at either September 26, 2014, or September 27, 2013. Furthermore, the Company performed an interim impairment assessment at September 26, 2014, and concluded that it was not more likely than not that the fair value of either reporting unit had been reduced to an amount below its carrying amount.

Fiscal 2014 — Overview
The 2014 Restructuring
During the third quarter of fiscal 2014, the Company commenced a series of initiatives intended to improve operational efficiency, reduce costs, accelerate the integration of SKM, and better position the Company to drive growth of the business in the future. We are not exiting any geographic markets or service types, nor exiting any client end-markets as a result of the initiatives. Actions completed during the third and fourth quarters of fiscal 2014 included involuntary terminations, the abandonment of certain leased offices, and the co-location of employees. Included in the Company's consolidated results of operations for fiscal 2014 are pre-tax costs of $93.3 million relating to the 2014 restructuring effort (the "2014 Restructuring"). The costs of the 2014 Restructuring are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Earnings net of a $23.6 million reduction in bonus plan expense. The following table summarizes the effects of the 2014 Restructuring on the Company's consolidated results of operations for fiscal 2014 (in thousands, except for earnings (loss) per share):

	Year Ended
	September 26, 2014
	Without 2014 Restructuring	Effects of 2014 Restructuring	U.S. GAAP
Consolidated pre-tax earnings (loss)	$635,496	$(93,330)	$542,166
Tax (expense) benefit	(206,003)	15,949	(190,054)
Net earnings of the Group	429,493	(77,381)	352,112
Non-controlling interests	(24,004)	—	(24,004)
Net earnings of Jacobs	$405,489	$(77,381)	$328,108
Diluted earnings (loss) per share	$3.06	$(0.58)	$2.48

The Company does not expect to incur any costs for the 2014 Restructuring in fiscal 2015.
The Fiscal 2014 Acquisition of Sinclair Knight Merz

On December 13, 2013, the Company acquired all of the outstanding equity interests in Sinclair Knight Merz Management Pty Limited and Sinclair Knight Merz Holdings Limited (collectively, "SKM"), a provider of engineering, design, procurement, construction and project management services for approximately $1.2 billion in cash. SKM's results of operations have been included in the Company's consolidated results of operations since the date of acquisition. The following table presents SKM's results of operations included in the Company's consolidated results of operations for fiscal 2014 (in thousands, except per share amounts):

2014
SKM Revenues	$765,152
Net earnings attributable to Jacobs:
Before 2014 Restructuring	$24,551
After 2014 Restructuring	$10,156
Basic and Diluted EPS:
Before 2014 Restructuring	$0.19
After 2014 Restructuring	$0.08

Additional information related to the SKM acquisition can be found in Note 2-Significant Accounting Policies- Business Combinations of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Other 2014 Events
In addition to the 2014 Restructuring and the acquisition of SKM, the Company's consolidated results of operations for fiscal 2014 were affected by the following discrete events:
•$6.8 million, or $0.05 per diluted share, increase to net earnings due to the favorable resolution of an international tax matter in the first quarter of fiscal 2014; as a result of these events, approximately $4.1 million of accrued interest expense was reversed;
•$6.4 million, or $0.05 per diluted share, increase to net earnings related to a gain on the sale of certain intellectual property in the second quarter of fiscal 2014;
•$22.7 million, or $0.18 per diluted share, decrease to net earnings relating to certain specific operational events at SKM and SKM transaction-related costs and expenses incurred during the first half of the fiscal year;
•$22.3 million, or $0.16 per diluted share, decrease to net earnings due to lower margins associated with certain projects in Europe combined with unusual weather effects in the second quarter of fiscal 2014; and,
2014 Overview
The Company’s net earnings decreased $95.0 million, or 22.5%, from $423.1 million for fiscal 2013 to $328.1 million for fiscal 2014. In addition to the effects of the 2014 Restructuring and the acquisition of SKM, the Company's consolidated results of operations for fiscal 2014 were affected by the other 2014 events described above.
Above we disclose and discuss our results of operations before the effects of the 2014 Restructuring or the other transactions and events described above. Although such information is non-GAAP in nature, it is presented because management believes it provides additional context for investors to better understand the Company’s operating results to investors to assess the Company’s performance and operating trends.
Backlog at September 26, 2014, increased $1.2 billion, or 6.7%, to $18.4 billion. The increase for the year due primarily to the acquisitions of SKM and FNS, combined with new awards from clients operating in the Refining-Downstream, Infrastructure, and Chemicals and Polymers industry groups and markets, among others.

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

The scope of services we can provide our clients, therefore, ranges from consulting and conceptual design services (which are often required by clients in the very early stages of a project) to complete single-responsibility, design-build contracts, to services required in the post start-up phases of a project such as O&M services.

The following table sets forth our revenues by type of service for each of the last three fiscal years (in thousands):

	2014	2013	2012
Technical Professional Services revenues:
Project Services	$6,576,004	$5,977,917	$5,693,419
Process, Scientific, and Systems Consulting	758,957	705,694	772,031
Total Technical Professional Services revenues	7,334,961	6,683,611	6,465,450
Field Services revenues:
Construction	4,138,729	3,825,878	3,145,311
Operations and Maintenance (“O&M”)	1,221,467	1,308,887	1,283,017
Total Field Services revenues	5,360,196	5,134,765	4,428,328
	$12,695,157	$11,818,376	$10,893,778

Project Services revenues for the year ended September 26, 2014, increased $598.1 million, or 10.0%, from the corresponding period last year. The increase was due primarily to revenues attributable to SKM. Also contributing to the increases were higher levels of activity in several of industry groups and markets we serve, including Buildings, Chemicals and Polymers, and Refining-Downstream.

Whereas construction revenues for the year ended September 26, 2014, increased $312.9 million, or 8.2%, from the corresponding period last year, revenues from Process, Scientific, and Systems Consulting and O&M services for fiscal 2014 were relatively unchanged from the prior year. The increase in construction revenues during fiscal 2014 as compared to last year was due primarily to projects for customers operating in the Chemicals and Polymers market and the Mining and Minerals industries in the U.S.

We focus our services on clients operating in select industry groups and markets. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each of the last three fiscal years (in thousands):

	2014	2013	2012
Chemicals and Polymers	$2,985,352	$2,391,144	$1,704,723
National Government Programs	2,282,116	2,284,533	2,272,611
Refining – Downstream	2,239,343	2,337,387	2,379,750
Infrastructure	1,361,574	1,015,864	1,085,649
Mining & Minerals	918,608	712,320	550,134
Oil & Gas – Upstream	863,344	915,478	790,546
Buildings	834,122	738,404	843,938
Industrial and Other	758,036	899,756	690,124
Pharmaceuticals and Biotechnology	452,662	523,490	576,303
	$12,695,157	$11,818,376	$10,893,778
Revenues increased $876.8 million, or 7.4%, from $11.8 billion for fiscal 2013 to $12.7 billion for fiscal 2014.
Revenues from clients operating in the Chemicals and Polymers industries increased $594.2 million, or 24.9%, from $2.4 billion for fiscal 2013 to $3.0 billion for fiscal 2014. This increase occurred throughout many of the geographic locations in which we operate. We continue to receive new awards for FEED (front-end engineering design) and pre-FEED services. We have long-term relationships with numerous chemical companies around the world, and we believe this industry group will provide strong growth opportunities long-term. We see particularly strong growth potential in North America and the Middle East due to the growing source of available feedstock. Leveraging our geographic presence as strengthened by the SKM transaction, we were recently awarded a significant professional services contract for what will be the largest chlorine dioxide plant in the world, located in Asia. Although we see good growth opportunities for this element of our business, particularly as they relate to methanol, derivatives, and other projects, we continue to see owners take a measured approach to releasing succeeding phases of their capital projects.
Revenues from clients operating in the Infrastructure market increased $345.7 million, or 34.0%, from $1.0 billion for fiscal 2013 to $1.4 billion for fiscal 2014. SKM contributed approximately 50.0% of the increase, with the U.K. and U.S. legacy operations contributing to the remainder of the increase. We see this market as strong, particularly in several of the sub-markets within this industry group, particularly for transportation and water projects. One example is the Asset Management Programme (AMP6) cycle in the U.K., where we believe the Company is well positioned to assist clients improve their relative efficiency and wastewater effluent quality. We also see increasing momentum behind transportation infrastructure projects in many of the geographies in which we operate. Also included in this revenue category is our growing services to customers operating in the telecommunications industry. Long-term, we see this market as attracting significant capital as countries around the world strive to improve and expand their wireless communications capabilities.
Revenues from clients operating in the Buildings market increased $95.7 million, or 13.0%, from $738.4 million for fiscal 2013 to $834.1 million for fiscal 2014. Although SKM was responsible for most of this increase, the Company saw growth in our U.S. and Middle East markets. We also see growth potential in parts of North Africa where we believe we are well portioned to capitalize on buildings projects with high technical content (e.g., health care, aviation, and education). We view the Buildings market as improving as our business continues to shift towards projects for clients in the private sector.
Revenues from clients operating in the Mining and Minerals markets increased $206.3 million, or 29.0%, from $712.3 million for fiscal 2013 to $918.6 million for fiscal 2014. The increased revenues in 2014 was due primarily to SKM. Globally, our clients in these industries continue to behave conservatively when it comes to new spend. In addition, although we believe consolidation among companies in this industry will provide more stable capital spending in the long-term, such actions may have significant impacts in the short-term. Nevertheless, we believe we will be able to capture additional market share from clients operating in these industries by continuing to focus on asset optimization and sustaining capital projects (small-cap projects and maintenance-driven work) for our clients. In addition, we expect the SKM acquisition to expand our capabilities beyond non-ferrous metals to iron ore and coal and to bring together our existing hydro-metallurgy and concentrator skills with SKM's strength in materials handling and infrastructure.
Revenues from clients operating in the Pharmaceutical and Biotechnology markets decreased $70.8 million, or 13.5%, from $523.5 million for fiscal 2013 to $452.7 million for fiscal 2014. The decrease in revenues were due primarily to the normal wind-down and completion of projects, including work on several vaccine plants located in North America. Although revenues from clients operating in these industries have declined over the preceding three fiscal years, we have seen a recent increase in new project awards, as well as indications from certain clients of increasing captial investment. We continue to view these industries as improving with prospects in the area of biotechnology-based drug development, principally in North America, and secondary manufacturing expansion, primarily in India and Asia.
The Industrial and Other category includes projects for clients operating in the Pulp & Paper, High-Technology Manufacturing, Power, and Food, Beverage & Consumer Products industries. Revenues in this category decreased $141.7 million, or 15.8%, from $899.8 million for fiscal 2013 to $758.0 million for fiscal 2014. The decrease in Industrial and Other revenues were due primarily to decreased activity in the Pulp & Paper market in the U.S. and the High-Technology Manufacturing market in Ireland.
Direct costs of contracts increased $645.3 million, or 6.5%, from $9.98 billion during fiscal 2013 to $10.62 billion during fiscal 2014. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in connection with providing the services required by client projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.
Pass-through costs increased $330.0 million, or 12.6%, from $2.62 billion during fiscal 2013 to $2.95 billion for fiscal 2014. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-

through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.
As a percentage of revenues, direct costs of contracts were 83.7% for fiscal 2014, compared to 84.4% for fiscal 2013. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The ratio of direct costs of contracts to revenues over the prior year period decreased, primarily as a result of higher margins in both professional technical services and field services activities and the acquisition of SKM.
Selling, general, and administrative ("SG&A") expenses for fiscal 2014 increased by $372.4 million, or 31.7%, to $1.55 billion, compared to $1.17 billion for fiscal 2013. The increase in SG&A expenses reflects the effects of the 2014 Restructuring discussed above as well as the results of operations of SKM. Also included in SG&A expenses for the current fiscal year are transaction-related expenses incurred in connection with the SKM acquisition of $9.2 million. Also included in SG&A expenses for fiscal 2014 are due diligence and other transaction-related costs incurred in connection with other mergers and acquisition activity.
Net interest expense for fiscal 2014 decreased $5.8 million to $1.7 million from $7.5 million in fiscal 2013. The decrease is related to the reassessment during fiscal 2014 of a tax matter involving one of our international subsidiaries which resulted in the reversal of $8.1 million of accrued interest, offset in part by the net impacts of the SKM acquisition.
The Company’s consolidated effective income tax rate was 35.1% for fiscal 2014, compared to 33.5% in fiscal 2013. Contributing to the increase as compared to the prior year was the effect of the 2014 Restructuring. Also contributing to the higher effective tax rate is the stamp duty paid in the first quarter of fiscal 2014 related to the SKM acquisition.
Fiscal 2013 Compared to Fiscal 2012
We recorded net earnings of $423.1 million, or $3.23 per diluted share, for the fiscal year ended September 27, 2013, compared to $379.0 million, or $2.94 per diluted share for the fiscal year ended September 28, 2012.
Revenues increased $924.6 million, or 8.5%, from $10.9 billion for fiscal 2012 to $11.8 billion for fiscal 2013.
Revenues from clients operating in the Chemicals and Polymers industries increased $686.4 million, or 40.3%, from $1.7 billion for fiscal 2012 to $2.4 billion for fiscal 2013. The effect of shale gas projects and the low price of natural gas influenced activity in the chemicals market in fiscal 2013. Furthermore, our clients were looking at various options to monetize natural gas. This increased activity occurred primarily in the U.S. and the U.K. along with smaller increases in the Middle East and Asia.
Revenues from clients operating in the Refining—Downstream market decreased $42.4 million, or 1.8%, from $2.38 billion for fiscal 2012 to $2.34 billion for fiscal 2013. Included in revenues for fiscal 2012 were a significant amount of pass-through costs for a large U.S. based project that was winding down during fiscal 2012. Notwithstanding these decreases, we had strong sales in this market during fiscal 2013. Several downstream companies have announced large capital projects and the industry is beginning to focus on compliance with the EPA TIER 3 Ultra Low Sulfur Gasoline regulations where we believe we are well positioned to support our clients with the required facility modifications.
National Government Programs revenues for fiscal 2013 remained relatively flat compared to fiscal 2012. Uncertainties over U.S. government budget issues and ongoing sequestration concerns remained a primary driver limiting our growth in this market. These actions had little effect on the Company's projects in backlog in this market during fiscal 2013. We believe that sequestration slowed the release of new project opportunities in this market. Nevertheless, we had significant Aerospace and Defense awards in this market during fiscal 2013. In addition, certain changes in government contracting in the U.S. helped to stabilize this area of our business. We saw an increasing volume of work released by U.S. government agencies in the form of multiple award task order contracts ("MATOC"). These types of awards allow the Company to bid on, and participate in, more government sites than large, single-award contracts.
Revenues from clients operating in the Infrastructure market decreased $69.8 million, or 6.4%, from $1.09 billion for fiscal 2012 to $1.02 billion for fiscal 2013. We had significant wins in the U.S. market in fiscal 2013. The partial U.S. federal government shutdown added some uncertainty to our U.S. infrastructure market, though we experienced little short-term disruption.
Revenues from clients operating in the Oil and Gas—Upstream market increased $124.9 million, or 15.8%, from $790.5 million for fiscal 2012 to $915.5 million for fiscal 2013. These increases were primarily a result of improvement in the Canadian oil and gas business, particularly in field services. We saw more opportunities in the Middle East, including unconventional gas development programs and large pipeline FEED projects. Onshore development and production in the U.S. continued to be strong. The Australian market was being driven by the development of liquefied natural gas export projects.
Revenues from clients operating in the Buildings market decreased $105.5 million, or 12.5%, from $844.0 million for fiscal 2012 to $738.4 million for fiscal 2013. The state of the U.S. economy impacted this market. Our Buildings business continued to shift towards projects for clients in the private sector. Opportunities in the private sector business came from mission critical, education, healthcare, aviation, and corporate and commercial programs and projects.
Revenues from clients operating in the Mining and Minerals market increased $162.2 million, or 29.5%, from $550.1 million for fiscal 2012 to $712.3 million for fiscal 2013. Generally, our clients in this market were affected negatively by a general slowdown in the rate of growth in the Chinese economy; falling spot prices for iron ore, coking, and thermal coal; and weaker commodity prices - albeit these declines occurred from prices that were generally high from a historical perspective. These trends resulted in clients reducing their capital spending in the Mining and Minerals market. Despite this cooling market, we were able to capture additional market share during fiscal 2013. The increase in revenues in this market in fiscal 2013 as compared to fiscal 2012 was primarily from projects based out of the U.S.
Revenues from clients operating in the Pharmaceutical and Biotechnology markets decreased $52.8 million, or 9.2%, from $576.3 million for fiscal 2012 to $523.5 million for fiscal 2013. Though several of our customers delayed projects, this market was fairly stable for us in fiscal 2013.
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
As a percentage of revenues, direct costs of contracts were 84.4% for fiscal 2013, compared to 84.1% for fiscal 2012. The increase in the ratio of direct costs of contracts to revenues in fiscal 2013 as compared to fiscal 2012 was due primarily to a slight decrease in margins for our professional services offset by improved margins for our field services.
SG&A expenses for fiscal 2013 increased by $42.4 million, or 3.8%, to $1.17 billion, compared to $1.13 billion for fiscal 2012. The increase in SG&A is primarily reflective of the Company's increased business activity when compared to fiscal 2012. As a percentage of revenues, SG&A costs declined for fiscal 2013 as compared to fiscal 2012.
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
The Company’s consolidated effective income tax rate was 33.5% for fiscal 2013, compared to 34.1% in fiscal 2012. The Company's lower effective income tax rate in fiscal 2013 when compared to the corresponding period in fiscal 2012 was due primarily to an increase in income attributable to noncontrolling interests.

Contractual Obligations
The following table sets forth certain information about our contractual obligations as of September 26, 2014 (in thousands):

		Payments Due by Fiscal Period
	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Debt obligations	$800,807	$36,732			$764,075
Operating leases (a)	1,095,323	230,866	329,172	226,395	308,890
Obligations under defined benefit pension plans (b)	407,264	42,079	89,275	96,560	179,350
Obligations under nonqualified deferred compensation plans (c)	133,112	11,400	24,186	26,160	71,366
Purchase obligations (d)	1,516,229	1,516,229
Interest (e)	31,295	9,594	17,361	4,340
Total	$3,984,030	$1,846,900	$459,994	$353,455	$1,323,681

(a)
Assumes the Company will make the end of lease term residual value guarantee payment of $38.8 million in 2015 with respect to the lease of an office building in Houston, Texas. Please refer to Note 10—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

(b)
Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2015, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of September 26, 2014. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(c)
Assumes that future payments will be consistent with amounts paid in fiscal 2014, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of September 26, 2014.

(d)	Represents those liabilities estimated to be under firm contractual commitments as of September 26, 2014; primarily accounts payable and accrued payroll.

(e)
Determined based on borrowings outstanding at the end of fiscal 2014 using the interest rates in effect at that time and, for our outstanding long term debt, concluding with the expiration date of the 2014 Facility, as defined below.

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
The following table summarizes our backlog for each of the last three fiscal years (in millions):

	2014	2013	2012
Technical professional services	$12,607.0	$11,118.4	$10,266.5
Field services	5,773.0	6,099.5	5,643.2
Total	$18,380.0	$17,217.9	$15,909.7
The entire value of contract awards are added to backlog when the contracts are awarded to us. Accordingly, backlog can fluctuate from one reporting period to the next due to the timing of when new contracts are added to backlog and when the contract revenue is recognized in our consolidated financial statements. Many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years). Our backlog at September 26, 2014 increased by $1.2 billion, or 6.7%, to $18.4 billion from $17.2 billion at September 27, 2013. The increase in backlog from September 27, 2013 to September 26, 2014 was due primarily to the acquisitions of SKM and FNS, combined with new awards from clients operating in the Refining-Downstream, Infrastructure, and Chemicals and Polymers industry groups and markets, among others.
In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs. There were no significant project cancellations in fiscal 2014.
While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein. Accordingly, backlog is not necessarily a reliable indicator of future revenues.

Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $4.8 billion (or 26.1% of total backlog), $4.1 billion (or 23.9% of total backlog), and $3.6 billion (or 22.9% of total backlog) at September 26, 2014, September 27, 2013, and September 28, 2012, respectively. Most of our federal contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).
Subject to the factors discussed in Item 1A—Risk Factors, above, we estimate that approximately 9.1 billion, or 49.3%, of total backlog at September 26, 2014 will be realized as revenues within the next fiscal year.
Effects of Inflation
The effects of inflation on our business is discussed in Item 1A—Risk Factors, and is incorporated herein by reference.
Liquidity and Capital Resources
At September 26, 2014, our primary sources of liquidity consisted of $0.7 billion of cash and cash equivalents and $0.8 billion of available borrowing capacity under our $1.60 billion revolving credit facility (the "2014 Facility"). Additional information regarding the 2014 Facility is set forth in Note 5 - Borrowings in Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K. We finance as much of our operations and growth as possible through cash generated by our operations.
During fiscal 2014, our cash and cash equivalents decreased by $0.5 billion from $1.26 billion at September 27, 2013 to $0.7 billion at September 26, 2014. This compares to a net increase in cash and cash equivalents of $223.9 million during the corresponding period last year. During fiscal 2014, we experienced net cash inflows of $721.7 million from operating activities and $304.9 million from financing activities. These cash inflows were offset by cash outflows of $1,518.8 million from investing activities and $31.6 million from the effects of exchange rate changes.
Operations provided net cash of $721.7 million during fiscal 2014. This compares to net cash inflows of $448.5 million and $299.8 million during fiscal 2013 and 2012, respectively. The $273.2 million increase in cash provided by operations in fiscal 2014 as compared to fiscal 2013 was due primarily to a $327.5 million favorable change in the Company's working capital accounts partially offset by a $88.1 million decrease in net earnings attributable to the Group and a $28.5 million change related to the Company's defined benefit pension plans.
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

We used $1.5 billion of cash and cash equivalents for investing activities during fiscal 2014. This compares to $157.1 million and $181.1 million during fiscal 2013 and 2012, respectively. This increase was primarily the result of the Company's acquisition of SKM for $1.2 billion ($1.1 billion net of cash acquired) in fiscal 2014 and compares to minimal acquisition activity in fiscal 2013 and 2012.

Additions to property and equipment totaled $132.1 million, $127.3 million, and $102.6 million for fiscal years 2014, 2013, and 2012, respectively. Included in fiscal 2014 and 2013 activity are significant expenditures for leasehold improvements relating primarily to the consolidation of certain office space, expansion of office space and relocations of certain office space, all occurring in a number of locations.
Our financing activities resulted in net cash inflows of $304.9 million during 2014 as compared to net cash outflows of $59.7 million and $2.7 million during fiscal 2014 and 2013, respectively. In connection with our acquisition of SKM, we borrowed $600.0 million under our prior facility (the "2012 Facility"). See Note 5 - Borrowings in Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K. Amounts borrowed to complete the SKM acquisition that were still outstanding on the date we closed the 2014 Facility were paid-off and re-borrowed under the 2014 Facility. On August 19, 2014, the Board of Directors approved a program to repurchase up to $500 million of the Company's common stock over the next three years. Under the program’s terms, shares may be repurchased from time to time at the our discretion on the open market, through block trades or otherwise. The timing of our share repurchases will depend upon market conditions, other uses of capital and other factors.
    The Company had $0.7 billion of cash and short term equivalents at September 26, 2014. Of this amount, approximately $263.3 million was held in the U.S. and $469.3 million was held outside of the U.S., primarily in Canada, the U.K., and the Eurozone. Other than the tax cost of repatriating funds held outside the U.S. to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no impediments to repatriating these funds to the U.S.
The total amount utilized under the 2014 Facility at September 26, 2014 was $766.9 million ($764.1 million in the form of direct borrowings and $2.8 million utilized in the form of letters of credit). Please refer to Note 5—Borrowings of

Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional information regarding the 2012 facility and the 2014 Facility.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $0.7 billion in cash and cash equivalents at September 26, 2014, compared to $1.26 billion at September 27, 2013. Our consolidated working capital position at September 26, 2014 was $1.5 billion; a decrease of $609.7 million from September 27, 2013.
Additionally, there was $0.8 billion of borrowing capacity available at September 26, 2014 under the 2014 Facility. We believe that the remaining capacity, terms and conditions of our revolving credit facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.
The Company had $315.4 million of letters of credit outstanding at September 26, 2014. Of this amount, $2.8 million were issued under the 2014 Facility and $312.6 million were issued under separate, committed and uncommitted letter-of-credit facilities.
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
In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that the new guidance may have on the consolidated financial statements.
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
Interest Rate Risk
Please refer to the discussion of the 2014 Facility and the 2012 Facility in the liquidity and capital resources discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, and Note 5 - Borrowings in Notes to Consolidated Financial Statements beginning on Page F-1 of this Annual report on Form 10-K.
Foreign Currency Risk
In situations where our operations incur contract costs in currencies other than their functional currency, we attempt to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts in order to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC 815-10 - Derivatives and Hedging in accounting for our derivative contracts. The Company does not currently have exchange rate sensitive instruments that would have a material effect on our consolidated financial statements or results of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is submitted as a separate section beginning on page F-1of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 26, 2014, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 26, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of September 26, 2014:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders (a)	4,221,147	$53.23	7,208,797
Equity compensation plans not approved by shareholders	—	—	—
Total	4,221,147	$53.23	7,208,797
____________________

(a)
The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”), and the Global Employee Stock Purchase Plan (the “GESPP”). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occur monthly. Our shareholders have authorized a total of 27.8 million shares of common stock to be issued through the 1989 ESPP and the GESPP. From the inception of the 1989 ESPP and the GESPP through September 26, 2014, a total of 25.7 million shares have been issued, leaving 2.1 million shares of common stock available for future issuance at that date.

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

(a)Documents filed as part of this report:

(1)
The Company’s Consolidated Financial Statements at September 26, 2014 and September 27, 2013 and for each of the three years in the period ended September 26, 2014, September 27, 2013 and September 28, 2012 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

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

2.2
Merger Implementation Deed between Sinclair Knight Merz Management Pty Limited and Sinclair Knight Merz Holdings Limited and Jacobs Engineering Group Inc. and Jacobs Australia Holdings Company Pty. Ltd, dated as of September 8, 2013. Filed as Exhibit 2.2 to the Registrant’s fiscal 2013 Annual Report on Form 10-K and incorporated herein by reference.

2.3
Sales Agreement between Sinclair Knight Merz Management Pty Limited, Sinclair Knight Merz Holdings Limited, Jacobs Engineering Group Inc. and Jacobs Australia Holdings Company Pty, Ltd., dated as of December 13, 2013.  Filed as Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2014 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on January 28, 2014 and incorporated herein by reference.

3.2
Jacobs Engineering Group Inc. Amended and Restated Bylaws, dated January 23, 2014. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on January 28, 2014 and incorporated herein by reference.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 7.04 of Article VII of Exhibit 3.2.

†10.1#	The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers as amended and restated May 22, 2014.

†10.2#	The Executive Security Program of Jacobs Engineering Group Inc.

†10.3#	Amendment to the Executive Security Program of Jacobs Engineering Group Inc., dated December 23, 2008.

†10.4#	Amendment to the Executive Security Program of Jacobs Engineering Group Inc., dated May 31, 2009.

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

†10.7#	Jacobs Engineering Group Inc. 1995 Executive Deferral Plan, effective January 1, 1995.

10.8 #	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.8 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

†10.9#	The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated-effective January 22, 2009.

10.10 #	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as Exhibit 10.10 to the Registrant’s fiscal 2011 Annual Report on Form 10-K and incorporated herein by reference.

10.11 #
Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated April 1, 2003. Filed as Exhibit 10.12 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.12 #
Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-157014) on January 28, 2014 and incorporated herein by reference.

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

10.16 #	Form of Restricted Stock Unit Award Agreement (Market Stock Units). Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on June 1, 2011 and incorporated herein by reference.

10.17 #	Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2012 and incorporated herein by reference.

10.18 #	Form of Restricted Stock Award Agreement. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on June 1, 2011 and incorporated herein by reference.

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

10.21#
Form of Restricted Stock Unit Award Agreement (Performance Shares - Net Earnings Growth 2013 Award). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference.

10.22#
Form of Restricted Stock Unit Award Agreement. (Performance Shares - TSR 2013 Award). Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference.

10.23
Credit Agreement dated as of March 29, 2012 among Jacobs Engineering Group Inc. and certain of its subsidiaries as borrowers, and the Bank of America, N.A, (as Administrative Agent); BNP Paribas, and Wells Fargo Bank, N.A. (as Co-Syndication Agents); Union Bank, N.A. (as Documentation Agent); Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Sole Book Manager); and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp, and Wells Fargo Securities, LLC (as Joint Lead Arrangers). Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the second quarter of fiscal 2012 and incorporated herein by reference.

10.24 #
Employment agreement between Jacobs Engineering Group Inc. and Michael Tyler dated May 28, 2013. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference.

10.25 #
Retirement Agreement dated April 14, 2014 between the Registrant and Thomas R. Hammond.  Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2014 and incorporated herein by reference.

10.26 #
Jacobs Engineering Group Inc. 2005 Executive Deferral Plan, effective January 1, 2005. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2010 and incorporated herein by reference.

10.27 #
Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2010. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2010 and incorporated herein by reference.

10.28 #
Consulting Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2010. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2010 and incorporated herein by reference.

10.29 #
Amendment No. 1 to Consulting Agreement between the Registrant and Noel G. Watson dated July 1, 2011. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2011 and incorporated herein by reference.

10.30 #
Amendment No. 2 to Consulting Agreement between the Registrant and Noel G. Watson dated July 1, 2013. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference.

10.31
Term Loan Agreement dated January 27, 2011 between Jacobs Engineering U.K. Limited and Royal Bank of Scotland Finance (Ireland). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

10.32
Senior Term Loan Facility dated January 26, 2011 between Jacobs Nederland B.V. and BNP Paribas. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

10.33
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

10.36#
Employment Agreement dated December 23, 2010 between the Registrant and Gary Mandel. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

10.37
Amended and Restated Credit Agreement dated as of February 7, 2014 among Jacobs Engineering Group Inc. and certain of its subsidiaries as borrowers, and the Bank of America, N.A. (as Administrative Agent); Bank of America, N.A., BNP Paribas, and Wells Fargo Bank, N.A. (as Co-Syndication Agents); The Bank of Tokyo-Mitsubishi UFJ, LTD, and TD Bank, N.A. (as Co-Documentation Agents); Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Sole Book Manager); and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp, and Wells Fargo Securities, LLC (as Joint Lead Arrangers).  Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 11, 2014 and incorporated herein by reference.

10.38#
Form of Restricted Stock Unit Award Agreement (Performance Shares - Net Earnings Growth - 2014 Award).  Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2014 and incorporated herein by reference.

10.39#
Form of Restricted Stock Unit Award Agreement (Performance Shares - TSR - 2014 Award).  Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2014 and incorporated herein by reference.

†10.40	Amendment No. 3 to Consulting Agreement between the Registrant and Noel G. Watson dated July 1, 2014.

10.41#
Offer Letter by and between Jacobs Engineering Group Inc. and Kevin C. Berryman, effective November 12, 2014.  Filed as Exhibit 99.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A on November 17, 2014 and incorporated herein by reference.

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

JACOBS ENGINEERING GROUP INC.
Dated:	November 21, 2014	By:	/S/ Craig L. Martin
Craig L. Martin
President, Chief Executive Officer, and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Craig L. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2014
Craig L. Martin
/S/ Noel G. Watson	Chairman of the Board	November 21, 2014
Noel G. Watson
/S/ Joseph R. Bronson	Director	November 21, 2014
Joseph R. Bronson
/S/ John F. Coyne	Director	November 21, 2014
John F. Coyne
/S/ Juan Jose Suarez Coppel	Director	November 21, 2014
Juan Jose Suarez Coppel
/S/ Robert C. Davidson, Jr.	Director	November 21, 2014
Robert C. Davidson, Jr.
/S/ Ralph E. Eberhart	Director	November 21, 2014
Ralph E. Eberhart
/S/ Edward V. Fritzky	Director	November 21, 2014
Edward V. Fritzky
/S/ Linda Fayne Levinson	Director	November 21, 2014
Linda Fayne Levinson
/S/ Peter J. Robertson	Director	November 21, 2014
Peter J. Robertson
/S/ Christopher M.T. Thompson	Director	November 21, 2014
Christopher M.T. Thompson
/S/ John W. Prosser, Jr.	Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	November 21, 2014
John W. Prosser, Jr.
/S/ Geoffrey P. Sanders	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 21, 2014
Geoffrey P. Sanders

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
September 26, 2014

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2014

-+
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
At September 26, 2014 and September 27, 2013

	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$732,647	$1,256,405
Receivables	2,867,555	2,548,990
Deferred income taxes	169,893	131,086
Prepaid expenses and other current assets	121,976	103,077
Total current assets	3,892,071	4,039,558
Property, Equipment, and Improvements, Net	456,797	379,296
Other Noncurrent Assets:
Goodwill	3,026,349	2,022,831
Intangibles	440,192	217,904
Miscellaneous	638,250	614,555
Total other noncurrent assets	4,104,791	2,855,290
	$8,453,659	$7,274,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$36,732	$22,783
Accounts payable	622,875	457,893
Accrued liabilities	1,279,556	1,029,816
Billings in excess of costs	410,683	345,097
Income taxes payable	—	32,030
Total current liabilities	2,349,846	1,887,619
Long-term Debt	764,075	415,086
Other Deferred Liabilities	834,078	723,104
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—131,752,768 shares and 131,639,196 shares, respectively	131,753	131,639
Additional paid-in capital	1,173,858	1,084,624
Retained earnings	3,527,193	3,300,961
Accumulated other comprehensive loss	(363,549)	(304,127)
Total Jacobs stockholders’ equity	4,469,255	4,213,097
Noncontrolling interests	36,405	35,238
Total Group stockholders’ equity	4,505,660	4,248,335
	$8,453,659	$7,274,144
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012
(In thousands, except per share information)

	2014	2013	2012
Revenues	$12,695,157	$11,818,376	$10,893,778
Costs and Expenses:
Direct costs of contracts	(10,621,373)	(9,976,057)	(9,166,789)
Selling, general and administrative expenses	(1,545,716)	(1,173,340)	(1,130,916)
Operating Profit	528,068	668,979	596,073
Other Income (Expense)':
Interest income	9,693	5,395	6,049
Interest expense	(11,437)	(12,906)	(11,686)
Gain on sale of intellectual property	12,147	—	6,292
Miscellaneous income (expense), net	3,695	80	(3,392)
Total other income (expense), net	14,098	(7,431)	(2,737)
Earnings Before Taxes	542,166	661,548	593,336
Income Tax Expense	(190,054)	(221,366)	(202,382)
Net Earnings of the Group	352,112	440,182	390,954
Net Earnings Attributable to Noncontrolling Interests	(24,004)	(17,089)	(12,000)
Net Earnings Attributable to Jacobs	$328,108	$423,093	$378,954
Net Earnings Per Share:
Basic	$2.51	$3.27	$2.97
Diluted	$2.48	$3.23	$2.94
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012
(In thousands)

	2014	2013	2012
Net Earnings of the Group	$352,112	$440,182	$390,954
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(33,316)	(23,704)	30,038
Change in pension liability	(15,303)	4,496	(100,385)
Gains (losses) on cash flow hedges	1,022	1,467	3,567
Other Comprehensive (Loss) Income Before Income Taxes	(47,597)	(17,741)	(66,780)
Income Tax Benefit (Expense):
Foreign currency translation adjustments	3,250	—	(750)
Change in pension liability	(14,562)	(3,949)	24,443
Gains (losses) on cash flow hedges	(513)	(550)	(1,262)
Total Income Tax Benefit (Expense)	(11,825)	(4,499)	22,431
Net Other Comprehensive Income (Loss)	(59,422)	(22,240)	(44,349)
Net Comprehensive Income of the Group	292,690	417,942	346,605
Net Comprehensive Income Attributable to Noncontrolling Interests	(24,004)	(17,089)	(12,000)
Total Comprehensive Income Attributable to Jacobs	$268,686	$400,853	$334,605
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net income during the period

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp- rehensive Income (Loss)	Total Jacobs Stock- holders’ Equity	Non- controlling Interests	Total Group Stock- holders’ Equity
Balances at September 30, 2011	$127,785	$858,460	$2,564,281	$(237,538)	$3,312,988	$10,397	$3,323,385
Net earnings	—	—	378,954	—	378,954	12,000	390,954
Foreign currency translation adjustments, net of deferred tax expense of $750	—	—	—	29,288	29,288	—	29,288
Pension liability, net of deferred tax benefit of $24,443	—	—	—	(75,942)	(75,942)	—	(75,942)
Gain on derivatives, net of deferred tax expense of $1,262	—	—	—	2,305	2,305	—	2,305
Noncontrolling interest acquired / consolidated	—	—	(3,971)	—	(3,971)	15,528	11,557
Distributions to noncontrolling interests	—	—	—	—	—	(5,376)	(5,376)
Contributions from noncontrolling interests	—	—	—	—	—	3,867	3,867
Issuances of equity securities, net	2,706	106,494	—	—	109,200	—	109,200
Repurchases of equity securities	(555)	(10,971)	(18,823)	—	(30,349)	—	(30,349)
Balances at September 28, 2012	129,936	953,983	2,920,441	(281,887)	3,722,473	36,416	3,758,889
Net earnings	—	—	423,093	—	423,093	17,089	440,182
Foreign currency translation adjustments	—	—	—	(23,704)	(23,704)	—	(23,704)
Pension liability, net of deferred tax expense of $3,949	—	—	—	547	547	—	547
Gain on derivatives, net of deferred tax expense of $550	—	—	—	917	917	—	917
Noncontrolling interest acquired / consolidated	—	11,087	—	—	11,087	(10,293)	794
Distributions to noncontrolling interests	—		—	—	—	(7,974)	(7,974)
Contributions from noncontrolling interests	—	—	—	—	—	—	—
Issuances of equity securities, net of deferred tax expense of $3,111	2,864	137,592	—	—	140,456	—	140,456
Repurchases of equity securities	(1,161)	(18,038)	(42,573)	—	(61,772)	—	(61,772)
Balances at September 27, 2013	131,639	1,084,624	3,300,961	(304,127)	4,213,097	35,238	4,248,335
Net earnings	—	—	328,108	—	328,108	24,004	352,112
Foreign currency translation adjustments, net of deferred tax benefit of $3,250	—	—	—	(30,066)	(30,066)	—	(30,066)
Pension liability, net of deferred tax expense of $14,562	—	—	—	(29,865)	(29,865)	—	(29,865)
Gain on derivatives, net of deferred tax expense of $513	—	—	—	509	509	—	509
Noncontrolling interest acquired / consolidated	—	4,779	—	—	4,779	(17,724)	(12,945)
Distributions to noncontrolling interests	—	—	(968)	—	(968)	(5,113)	(6,081)
Contributions from noncontrolling interests	—	—	(15,704)	—	(15,704)	—	(15,704)
Issuances of equity securities, net of deferred tax expense of $1,264	2,254	114,953	—	—	117,207	—	117,207
Repurchases of equity securities	(2,140)	(30,498)	(85,204)	—	(117,842)	—	(117,842)
Balances at September 26, 2014	$131,753	$1,173,858	$3,527,193	$(363,549)	$4,469,255	$36,405	$4,505,660
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012
(In thousands)

	2014	2013	2012
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$352,112	$440,182	$390,954
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	98,592	69,889	58,890
Intangible assets	46,820	28,985	41,934
Gain on sale of intellectual property	(12,147)	—	(6,292)
Stock based compensation	43,400	39,518	32,442
Tax deficiency (benefit) from stock based compensation	1,344	3,213	(3,957)
Equity in earnings of investees	(8,394)	(14,140)	(8,980)
Change in pension plan obligations	(37,218)	(8,714)	(28,351)
Change in deferred compensation plans	(7,062)	(8,915)	(5,474)
(Gains) Losses on sales of assets, net	(4,668)	519	811
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	107,944	(234,864)	(227,123)
Prepaid expenses and other current assets	(7,217)	(15,898)	(19,265)
Accounts payable	108,241	82,389	10,673
Accrued liabilities	(2,172)	(18,214)	80,806
Billings in excess of costs	29,833	84,043	(15,626)
Income taxes payable	(17,373)	(5,676)	10,015
Deferred income taxes	30,799	(4,358)	(1,036)
Other deferred liabilities	3,725	(2,199)	(4,764)
Change in long-term receivables	2,828	15,815	—
Long-term insurance prepayment	(17,411)	—	—
Other, net	9,740	(3,059)	(5,852)
Net cash provided by operating activities	721,716	448,516	299,805
Cash Flows from Investing Activities:
Additions to property, equipment and improvements	(132,146)	(127,270)	(102,574)
Disposals of property, equipment, and improvements	10,414	4,276	319
Change in cash related to consolidation of joint ventures	—	5,344	—
Purchases of investments	(25,137)	(15)	(38)
Sales of investments	58	11	15
Sale of intellectual property	12,371	—	12,726
Acquisitions of businesses, net of cash acquired	(1,384,342)	(39,429)	(91,575)
Net cash used for investing activities	(1,518,782)	(157,083)	(181,127)

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012
(In thousands)
Continued

	2014	2013	2012
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	819,681	—	528,673
Repayments of long-term borrowings	(455,426)	(118,293)	(98)
Proceeds from short-term borrowings	207,876	59,094	2,586
Repayments of short-term borrowings	(226,091)	(35,400)	(579,901)
Proceeds from issuances of common stock	44,704	46,079	43,568
Common stock repurchases	(78,399)	—	—
Tax (deficiency) benefit from stock based compensation	(1,344)	(3,213)	3,956
Distributions to noncontrolling interests	(6,081)	(7,974)	(5,376)
Contributions from noncontrolling interests	—	—	3,868
Net cash provided by (used for) financing activities	304,920	(59,707)	(2,724)
Effect of Exchange Rate Changes	(31,612)	(7,778)	10,870
Increase (Decrease) in Cash and Cash Equivalents	(523,758)	223,948	126,824
Cash and Cash Equivalents at Beginning of Period	1,256,405	1,032,457	905,633
Cash and Cash Equivalents at End of Period	$732,647	$1,256,405	$1,032,457

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

	2014	2013	2012
Cost-reimbursable	83%	85%	85%
Fixed-price	17%	15%	15%
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
The following table sets forth pass-through costs included in revenues for each of the last three fiscal years (in millions):

2014	2013	2012
$2,954.9	$2,624.8	$2,328.4
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
Fair Value Measurements
The net carrying amounts of cash and cash equivalents, trade receivables and payables, and notes payable approximate Fair Value due to the short-term nature of these instruments. Similarly, we believe the carrying value of long-term debt also approximates Fair Value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. Certain other assets and liabilities, such as forward contracts and an interest rate swap agreement we purchased as cash-flow hedges discussed in Note 10 —Commitments and Contingencies - Derivative Financial Instruments are required to be carried in our Consolidated Financial Statements at Fair Value.
The Fair Value of the Company’s reporting units (needed for purposes of determining whether there is an indication of possible impairment of the carrying value of goodwill) is determined using a both an income approach and a market approach. Both approaches require us to make estimates and judgments. Under the income approach, Fair Value is determined by using the discounted cash flows of our reporting units. Under the market approach, the Fair Values of our reporting units are determined by reference to guideline companies that are reasonably comparable to our reporting units; the Fair Values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

techniques and consider the range of Fair Values indicated. The range of values (both ends of the range) for each reporting unit, exceeded the respective book values by more than 40%.
With respect to share-based payments, we estimate the Fair Value of stock options granted to employees and directors using the Black-Scholes option-pricing model. Like all option-pricing models, the Black-Scholes model requires the use of highly subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause drastically different Fair Values to be assigned to our stock option awards. For restricted stock units containing service and market conditions, compensation expense is based on the Fair Value of such units using a Monte Carlo simulation. Due to the uncertainties inherent in the use of assumptions and the results of applying Monte Carlo simulations and because equity awards tend to vest over several years and additional equity awards may be made in the future, the amount of expense recorded in the accompanying consolidated financial statements may not be representative of the effects on our future consolidated financial statements.
The Fair Values of the assets owned by the various pension plans that the Company sponsors are determined based on the type of asset, consistent with U.S. GAAP. Equity securities are valued by using market observable data such as quoted prices. Publicly traded corporate equity securities are valued at the last reported sale price on the last business day of the year. Securities not traded on the last business day are valued at the last reported bid price. Debt securities are valued at the last reported sale price on the last business day applicable. Real estate consists primarily of common or collective trusts, with underlying investments in real estate. They are valued using the best information available, including quoted market price, market prices for similar assets when available, internal cash flow estimates discounted at an appropriate interest rate, or independent appraisals, as appropriate. Insurance contracts, investments in infrastructure/raw goods, and hedge funds are valued using actuarial assumptions and values reported by the fund managers.

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
Cash Equivalents
We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 26, 2014 and September 27, 2013 consisted primarily of money market mutual funds and overnight bank deposits.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the Fair Value of the net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized; instead, we test goodwill for possible impairment. We conduct such tests annually (or more frequently if events occur or circumstances change that would more likely than not reduce the Fair Values of our reporting units below their respective carrying values). The first step in the test is to compare the Fair Value of each of the Company’s reporting units to their respective carrying amounts, including goodwill. In the event that the carrying value of a reporting unit exceeds its Fair Value, a second test is performed to measure the amount of the impairment loss, if any. In performing the annual impairment test, the Company evaluates goodwill at the reporting unit level. We have determined that our operating segment is comprised of two reporting units based on geography. Based on the results of these tests, we have determined that the Fair Value of our reporting units substantially exceeded their respective carrying values for fiscal years 2014, 2013, and 2012.

The following table provides certain information related to the Company’s acquired intangible assets for each of the fiscal years presented (in thousands):

	Customer Relationships, Contracts, and Backlog	Developed Technology	Trade Names	Other	Total
Balances, September 30, 2011	$229,738	$21,977	$3,473	$3,818	$259,006
Acquisitions	13,010	—	1,200	410	14,620
Amortization	(24,406)	(1,533)	(1,430)	(1,597)	(28,966)
Foreign currency translation	(613)	—	(161)	(124)	(898)
Balances, September 28, 2012	217,729	20,444	3,082	2,507	243,762
Acquisitions	—	—	—	—	—
Amortization	(20,731)	(1,533)	(614)	(1,130)	(24,008)
Foreign currency translation	(1,471)	—	(289)	(90)	(1,850)
Balances, September 27, 2013	195,527	18,911	2,179	1,287	217,904
Acquisitions	249,164	—	15,049	—	264,213
Amortization	(37,737)	(1,533)	(3,251)	(693)	(43,214)
Foreign currency translation	1,087	—	171	31	1,289
Balances, September 26, 2014	$408,041	$17,378	$14,148	$625	$440,192
Weighted average amortization period (years)	10.2	12.0	4.0	11.6	10.1
The weighted average amortization period includes the effects of foreign currency translation.
The above table excludes the values assigned to those intangible assets embedded in the Company’s investment in AWE Management Ltd. (“AWE”) and Guimar Engenharia LTDA ("Guimar"). Those amounts are included in the carrying value of the Company’s investment in AWE and Guimar. The amount of amortization expense we estimate we will record during each of the next five fiscal years relating to intangible assets existing at September 26, 2014, including those associated with AWE and Guimar, is: fiscal 2015 - $52.9 million; fiscal 2016 - $51.5 million; fiscal 2017 - $49.0 million; fiscal 2018 - $47.5 million; and fiscal 2019 - $46.7 million. The amounts reported for future amortization include the effect of exchange rate changes.
The change in goodwill during the three year period ending September 26, 2014 was due primarily to businesses acquired during fiscal 2014.
Business Combinations
On December 13, 2013, the Company acquired all of the outstanding interests in Sinclair Knight Merz Management Pty Limited and Sinclair Knight Merz Holdings Limited (collectively, "SKM"), a provider of engineering, design, procurement, construction and project management services. The Company purchased SKM for approximately $1.2 billion in cash. The acquisition agreement includes customary representations, warranties, and indemnities supported by an escrow account. SKM's results of operations have been included in the Company's consolidated results of operations since the date of acquisition.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has, in total, incurred approximately $16.6 million of expenses directly related to the SKM acquisition. Included in selling, general and administrative expense for fiscal 2014 is $9.2 million of incremental, transaction-related expenses.

The following table presents the preliminary allocation of the purchase price (in thousands) paid for SKM:

Assets:
Cash and cash equivalents	$152,051
Receivables and other current assets	367,580
Property and equipment, and other	71,630
Intangible assets	202,166
Total assets	793,427
Liabilities:
Current liabilities	333,298
Deferred tax liability	70,758
Long-term liabilities	20,416
Total liabilities	424,472
Net identifiable assets acquired	$368,955
Goodwill	850,719
Net assets acquired	$1,219,674

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
Some of the factors contributing to the recognition of goodwill include: (i) access to a large, highly-trained and stable workforce; (ii) the opportunity to expand our client base in Australia, Asia, South America and the U.K.; (iii) the opportunity to expand our presence in multiple industries, including: mining, infrastructure, buildings, water and energy; and (iv) the opportunity to achieve operating synergies. We expect that a significant portion of the the goodwill recognized in the SKM transaction will ultimately be deductible in the U.S. for federal income tax purposes.
The following table presents the unaudited, pro forma consolidated results of operations (in millions, except per share amounts) for fiscal years 2014 and 2013 as if the acquisition of SKM operations had occurred as of September 28, 2012. The period end dates of SKM are different from those of the Company and, accordingly, certain adjustments were made to conform SKM's period end dates to those of the Company. Management believes these adjustments make the comparative data more representative of what the combined results of operations would have been over the pro forma period. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had we actually acquired SKM on September 28, 2012; or (ii) future results of operations:

	2014	2013
Revenues	$12,944,848	$13,064,768
Net earnings attributable to Jacobs	$335,658	$488,434
Basic earnings per share	$2.57	$3.78
Diluted earnings per share	$2.54	$3.73
The pro forma earnings for fiscal year 2014 were adjusted to exclude $21.4 million of transaction-related costs incurred by both parties and, for fiscal year 2013, include $21.4 million of transaction-related costs in the pro forma earnings.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For fiscal years 2014 and 2013, the pro forma earnings were adjusted to reduce interest expense by $2.3 million (for a total of $2.1 million) and to include incremental interest expense of $5.4 million (for a total of $5.4 million), respectively. For fiscal years 2014 and 2013, the pro forma earnings were adjusted to include net incremental intangible amortization of $2.5 million (for a total of $19.9 million) and $16.1 million (for a total of $21.3 million), respectively. The difference in the total intangible amortization between the periods is due to the effects of exchange rate changes.
The pro forma earnings for fiscal year 2014 include an expense from SKM of $24 million related to a settlement with certain SKM shareholders regarding provisions of their shareholding plan that was settled and paid prior to the close of the business combination and recorded during the three month period ended December 27, 2013.
During fiscal year 2014, the Company also acquired Federal Network Services LLC (formerly a subsidiary of Verizon), Eagleton Engineering, LLC, FMHC Corporation, Stobbarts (Nuclear) Limited, Trompeter Enterprises, and MARMAC Field Services, Inc. The operations of these acquisitions were not material to the Company's consolidated results for fiscal 2014. During fiscal 2014, we also acquired an additional 15% interest in Zamel and Turbag Consulting Engineers Company ("ZATE"), a refining, chemicals, infrastructure and civil engineering company headquartered in Al Khobar, Saudi Arabia. This transaction brought the Company's ownership in ZATE to 75%.
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

The following table presents our stock-based compensation expense for the various types of awards made by the Company for each of the fiscal years presented (in thousands):

Award Type	2014	2013	2012
Restricted Stock and Restricted Stock Units (excluding Market and Performance Awards)	$17,307	$12,836	$11,021
Stock Options	10,829	11,385	14,067
Market and Performance Awards	15,264	15,297	7,354
Total Expense	$43,400	$39,518	$32,442
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

Stock Options—Substantially all of the stock options granted during the year are awarded on the same date (although the date is different for employees and directors). The following table presents the assumptions used in the Black-Scholes option-pricing model during each of the last three fiscal years for awards made to employees and directors:

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Awards Made to Employees			Awards Made to Directors
	2014	2013	2012	2014	2013	2012
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	34.25%	38.37%	43.28%	35.30%	37.65%	41.42%
Risk-free interest rate	1.79%	1.11%	0.95%	1.76%	0.95%	1.11%
Expected term of options (in years)	5.82	5.82	5.82	5.82	5.82	5.82
Performance Awards— During fiscal years 2014, 2013, and 2012, the Company granted restricted stock units containing service, performance, and market conditions. The restricted stock unit award is split equally between Relative TSR Restricted Stock Units and Net Earnings Growth Restricted Stock Units.
The number of Relative TSR Restricted Stock Units in which the employee may ultimately vest shall be equal to the Relative TSR grant multiplied by the TSR Performance Multiplier. The TSR Performance Multiplier will be determined by comparing the Company's total stockholder return to the total stockholder return of each of the companies in a specified industry peer group over the three-year period immediately following the award date. For purposes of computing total stockholder return, the beginning stock price will be the average closing stock price over the 30 calendar day period ending on the award date ("Performance Period"), and the ending stock price will be the average closing price over the 30 calendar day period ending on the last day of the performance period. Any dividend payments made over the Performance Period will be deemed re-invested on the ex-dividend data in additional shares of the related Company.
The following table presents the basis on which the Relative TSR Restricted Stock Units are determined:

Company TSR Percentile Rank	TSR Performance Multiplier
Below 30th percentile	—%
30th percentile	50%
50th percentile	100%
70th percentile or above	150%
If the Company's total stockholder return over the Performance Period falls between any of the brackets described above, the TSR Performance Multiplier will be determined using straight line interpolation based on the actual percentile ranking.
Substantially all of the TSR restricted stock units awarded during the year are awarded on the same date. The following table presents the assumptions used to value the TSR restricted stock units:

	2014	2013	2012
Dividend yield	—%	—%	—%
Expected volatility	24.77%	29.18%	36.30
Risk-free interest rate	0.80%	0.42%	0.42
Expected term (in years)	3	3	3
The number of Net Earnings Growth Restricted Stock Units awarded in fiscal year 2012 in which an employee may ultimately vest shall be equal to the sum of the following: (1) an amount, not less than zero, equal to one-third of the earned Net Earnings Growth Restricted Stock Units grant multiplied by the Net Earnings Growth Performance Multiplier (or, "NEGPM", as defined) determined based upon the growth in the Company's Net Earnings (as defined) over the period from April 1, 2012 to March 31, 2013; plus, (2) an amount, not less than zero, equal to (A) two-thirds of the earned Net Earnings Growth Restricted Stock Units grant multiplied by the NEGPM determined based upon the average growth in the Company's Net Earnings over the period from April 1, 2012 to March 31, 2014, minus (B) the amount determined pursuant to (1) above; plus, (3) an amount, not less than zero, equal to (A) the earned Net Earnings Growth Restricted Stock Units grant multiplied by the NEGPM determined based upon the average growth in the Company's Net Earnings over the period from April 1, 2012 to March 31, 2015, minus (B) the amount determined pursuant to (1) and (2) above.
For Net Earnings Growth Restricted Stock Units awarded in fiscal years 2013 and 2014, all of the criteria referenced in the paragraph above are the same over the three year vesting period with the exception of the performance period. The

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods for fiscal years 2013 and 2014 are based upon the Company's Net Earnings (as defined) over the period starting on the first day of the Company's third quarter of fiscal 2013 and ending on the last day of the Company's second quarter of fiscal 2016 and the Company's Net Earnings (as defined) over the period starting on the first day of the Company's third quarter of fiscal 2014 and ending on the last day of the Company's second quarter of fiscal 2017, respectively.
If the Company's average growth in Net Earnings over the applicable fiscal years during the respective performance periods is between 5% and 10%, 10% and 15%, or 15% and 20%, the Net Earnings Growth Performance Multiplier will be determined using straight line interpolation based on the actual average growth in the Company's consolidated net earnings attributable to Jacobs.
The following table presents the basis on which the Net Earnings Growth Restricted Stock Units are determined:

Average Net Earnings Growth	Net Earnings Growth Performance Multiplier
Less than 5%	—%
5%	50%
10%	100%
15%	150%
20%	200%
Unless stated otherwise, all other awards are valued based on the closing price of the Company's common stock as reported in the NYSE Composite Price History on their respective grant dates.
Concentrations of Credit Risk
Our cash balances and cash equivalents are maintained in accounts held by major banks and financial institutions located primarily in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia. In the normal course of business, and consistent with industry practices, we grant credit to our clients without requiring collateral. Concentrations of credit risk is the risk that, if we extend a significant amount of credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government and multi-national corporations operating in a broad range of industries and geographic areas. Additionally, in order to mitigate credit risk, we continually evaluate the credit worthiness of our major commercial clients.
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
Earlier in these Notes to Consolidated Financial Statements we discussed three significant accounting policies that rely on the application of estimates and assumptions: revenue recognition for long-term construction contracts; the process for testing goodwill for possible impairment; and the accounting for share-based payments to employees and directors. The following is a discussion of certain other significant accounting policies that rely on the use of estimates:
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Income Taxes— We determine our consolidated income tax expense using the asset and liability method prescribed by U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Such deferred tax assets and liabilities are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. If and when we determine that a deferred tax asset will not be realized for its full amount, we will recognize and record a valuation allowance with a corresponding charge to earnings. Judgment is required in determining our worldwide provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S.
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
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that the new guidance may have on the consolidated financial statements.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Employee Stock Purchase and Stock Option Plans
Broad-Based, Employee Stock Purchase Plans
Under the 1989 ESPP and the GESPP, eligible employees who elect to participate in these plans are granted the right to purchase shares of the common stock of Jacobs at a discount that is limited to 5% of the per-share market value on the day shares are sold to employees. The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP during each of the last three fiscal years:

	2014	2013	2012
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$30,354,723	$30,012,848	$32,236,660
Under the GESPP	3,314,046	3,068,578	2,944,987
Total	$33,668,769	$33,081,426	$35,181,647
Aggregate Number of Shares Sold:
Under the 1989 ESPP	553,201	642,675	853,819
Under the GESPP	59,883	64,963	76,360
Total	613,084	707,638	930,179
At September 26, 2014, there remains 1,860,820 shares reserved for issuance under the 1989 ESPP and 212,185 shares reserved for issuance under the GESPP.

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

	1999 SIP	1999 ODSP	Total
Number of shares authorized	29,850,000	800,000	30,650,000
Number of remaining shares reserved for issuance at September 26, 2014	11,072,944	357,000	11,429,944
Number of shares relating to outstanding stock options at September 26, 2014	3,954,272	266,875	4,221,147
Number of shares available for future awards:
At September 26, 2014	7,118,672	90,125	7,208,797
At September 27, 2013	5,099,632	140,125	5,239,757
Effective September 28, 2012, all grants of shares under the 1999 SIP are issued on a fungible share basis. An award of an option or SAR counts as 1.00 share issued under the 1999 SIP Plan. A grant other than an option or SAR counts as 1.92 shares issued under the 1999 SIP Plan.
The following table presents the Fair Value of shares (of restricted stock and restricted stock units) vested during each of the last three fiscal years (in thousands):

	2014	2013	2012
Restricted Stock and Restricted Stock Units (service condition)	$6,820	$13,054	$7,955
Restricted Stock Units (service, market, and performance conditions at target)	18,675	—	—
Total	$25,495	$13,054	$7,955

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s total pre-tax compensation cost relating to share-based payments included in the accompanying Consolidated Statements of Earnings (in thousands):

2014	2013	2012
$43,400	$39,518	$32,442
At September 26, 2014, the amount of compensation cost relating to nonvested awards not yet recognized in the financial statements is approximately $146.0 million. The majority of the unrecognized compensation costs will be recognized by the first quarter of fiscal 2018. The weighted average remaining contractual term of options currently exercisable is 4.6 years.

Stock Options
The following table summarizes the stock option activity for each of the last three fiscal years:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2011	6,461,510	$43.28
Granted	658,700	$37.45
Exercised	(1,281,449)	$22.54
Cancelled or expired	(82,027)	$43.92
Outstanding at September 28, 2012	5,756,734	$47.23
Granted	753,450	$54.71
Exercised	(1,782,371)	$37.00
Cancelled or expired	(121,601)	$50.22
Outstanding at September 27, 2013	4,606,212	$52.33
Granted	602,525	$53.51
Exercised	(718,065)	$47.18
Cancelled or expired	(269,525)	$54.46
Outstanding at September 26, 2014	4,221,147	$53.23

Stock options outstanding at September 26, 2014 consisted entirely of nonqualified stock options. The following table presents the total intrinsic value of stock options exercised during each of the last three fiscal years (in thousands):

2014	2013	2012
$9,590	$22,163	$26,196

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of stock options exercisable at September 26, 2014, was approximately $30.5 million. The following table presents certain other information regarding our 1999 Plans:

	2014	2013	2012
At fiscal year end:
Range of exercise prices for options outstanding	$25.87–$94.11	$20.98–$94.11	$18.49–$94.11
Number of options exercisable	2,725,980	3,034,111	4,219,557
For the fiscal year:
Range of prices relating to options exercised	$20.98–$57.54	$18.49–$56.95	$13.29–$37.73
Estimated weighted average Fair Values of options granted	$19.04	$20.64	$15.55

The following table presents certain information regarding stock options outstanding, and stock options exercisable at September 26, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$25.87 - $26.80	21,500	0.44	$26.73	21,500	$26.73
$32.51 - $37.32	531,375	7.55	37.01	269,625	37.00
$37.43 - $46.37	1,460,412	5.44	42.39	1,363,037	42.30
$47.11 - $55.04	1,453,911	8.53	52.99	397,644	51.02
$55.13 - $57.81	17,000	5.04	56.51	10,250	57.27
$60.08 - $83.61	165,075	5.31	70.40	92,050	78.42
$88.19 - $94.11	571,874	0.64	92.57	571,874	92.57
	4,221,147	6.09	$53.23	2,725,980	$—
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
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 SIP during each of the last three fiscal years:

	2014(1)	2013(1)	2012
Restricted stock	589,150	445,200	497,100
Restricted stock units (service condition)	287,545	107,500	116,450
Restricted stock units (service, market, and performance conditions at target)	432,700	471,250	525,000
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the number of shares of restricted stock and restricted stock units cancelled and withheld for taxes under the 1999 SIP during each of the last three fiscal years:

	2014(1)(2)	2013(1)(2)	2012
Restricted stock	147,221	128,923	80,460
Restricted stock units (service condition)	12,333	3,385	5,650
Restricted stock units (service, market, and performance conditions at target)	52,000	32,000	22,000
The amount of restricted stock units cancelled for awards with market and performance conditions in the above table is based on the target amount.
(1) The share amounts in the above tables for fiscal 2013 and 2014 reflect the fungible share counting of 1.92 shares for each share of restricted stock and restricted stock unit issued.
(2) Commencing in fiscal 2013, shares withheld for withholding tax liabilities are available for awards under the 1999 SIP and have been included in the table above for fiscal 2013 and 2014 only.
The restrictions attached to restricted stock and restricted stock units generally relate to the recipient’s ability to sell or otherwise transfer the stock or stock units. There are also restrictions that subject the stock and stock units to forfeiture back to the Company until earned by the recipient through continued employment or service.
The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 26, 2014 under the 1999 SIP. Shares granted prior to September 29, 2012 were granted on a 1-to-1 basis ("Not Fungible"). Shares Granted after September 28, 2012 were issued on a 1.92-to-1.00 basis ("Fungible"):

	Not Fungible	Fungible	Total
Restricted stock	929,990	985,400	1,915,390
Restricted stock units (service condition)	103,920	384,995	488,915
Restricted stock units (service, market, and performance conditions at target)	475,000	871,950	1,346,950
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 ODSP during each of the last three fiscal years:

	2014	2013	2012
Restricted stock units (service condition)	15,000	13,500	8,000
The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 26, 2014 under the 1999 ODSP (all shares granted under the 1999 ODSP are issued on a 1-to-1 basis):

2014
Restricted stock	40,000
Restricted stock units (service condition)	62,500
All shares granted under the 1999 ODSP are issued on a 1-to-1 basis.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Earnings Per Share
Basic and Diluted Earnings Per Share
The following table (i) reconciles the denominator used to compute Basic EPS to the denominator used to compute Diluted EPS for each of the last three fiscal years, and (ii) discloses the number of antidilutive stock options, shares of restricted stock, and restricted stock units outstanding at the end of each of the fiscal years indicated (in thousands):

	2014	2013	2012
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	130,483	129,288	127,644
Effect of stock options and restricted stock	1,888	1,657	1,048
Denominator used to compute diluted EPS	132,371	130,945	128,692
Antidilutive stock options, shares of restricted stock, and restricted stock units	2,074	2,603	5,093

Share Repurchases

On August 19, 2014, the Company's Board of Directors authorized a new share repurchase program of up to $500 million of the Company's common stock. The following table summarizes the activity under this program during fiscal 2014 (in thousands, except per-share amounts):

Amount Authorized (in thousands)	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased 2014
$500,000	$52.27	1,500	1,500

(1)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.

Share repurchases may be executed through various means including, without limitation, open market transactions, privately negotiated transactions or otherwise. The share repurchase program does not obligate the Company to purchase any shares, and expires on August 19, 2017. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

5. Borrowings
Short-Term Credit Arrangements
The Company maintains both committed and uncommitted credit arrangements with several banks providing for short-term borrowing capacity and overdraft protection. There were overdrafts of $36.7 million outstanding under these short-term credit facilities at a weighted average interest rate of 6.4% at September 26, 2014, and there were overdrafts of $22.8 million outstanding under these short-term credit facilities at September 27, 2013.
Long-term Debt

On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (the "2014 Facility") with a syndicate of large, U.S. and international banks and financial institutions. The 2014 Facility replaced and refinanced the Company's previous $1.21 billion unsecured revolving credit facility originally entered into by the Company on March 29, 2012 (the "2012 Facility"). On the closing date of the 2014 Facility, all amounts outstanding and committed under the 2012 Facility were effectively terminated and refinanced under the 2014 Facility. The 2014 Facility also provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion. The 2014 Facility did not change interest rates for borrowings outstanding under the 2012 Facility, but did reduce the fees on the unused portion of the facility.

The following table presents certain information regarding the Company’s long-term revolving credit facilities at September 26, 2014, and September 27, 2013 (dollars in thousands):

2014		2013
Principal Balance Outstanding	Range of Interest Rates	Principal Balance Outstanding	Range of Interest Rates
$764,075	1.0% – 1.51%	$415,086	0.96% – 1.37%
The total amount outstanding under the 2014 Facility in the form of direct borrowings at September 26, 2014 was $0.8 billion. The Company has issued $2.8 million in letters of credit leaving $0.8 billion of available borrowing capacity under the 2014 Facility at September 26, 2014. In addition, the Company had $312.6 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $315.4 million at September 26, 2014.
The 2014 Facility expires in February 2019 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2014 Facility will bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.25% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at September 26, 2014.
The following table presents certain additional information regarding the Company’s 2014 and 2012 Facilities for the fiscal years shown:

	2014	2013
Maximum amount outstanding at any month-end during the fiscal year	$1,036,066	$526,602
Average amount outstanding during the year	$866,264	$470,343
Weighted average interest rate during the year	1.18%	1.11%

The following table presents the amount of interest paid by the Company during each of the last three fiscal years (in thousands):

2014	2013	2012
$13,841	$6,685	$8,572
6. Pension and Other Postretirement Benefit Plans
Company-Only Sponsored Plans
We sponsor various defined benefit pension plans covering employees of certain U.S. and international subsidiaries. The pension plans provide pension benefits that are based on the employee’s compensation and years of service. Our funding policy is to fund the actuarially determined accrued benefits where applicable, allowing for projected compensation increases using the projected unit method.
The accounting for pension and other post-retirement benefit plans requires the use of assumptions and estimates in order to calculate periodic benefit cost and the value of the plans’ assets and benefit obligations.  These assumptions include discount rates, investment returns, and projected salary increases, amongst others.  The discount rates used in valuing the plans' benefit obligations were determined with reference to high quality corporate/government bonds that are appropriately matched

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the duration of each plan's obligations.  The expected long-term rate of return on plan assets is generally based on using country-specific simulation models which select a single outcome for expected return based on the target asset allocation.  The expected long-term-rates of return used in the valuation are the annual average returns generated by these assumptions over a 20 year period for each asset class based on the expected long-term rate of return of the underlying assets.
The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) during each of the fiscal years presented (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2014	2013	2014	2013
Net benefit obligation at the beginning of the year	$468,439	$509,605	$1,307,331	$1,191,345
Service cost	12,077	13,814	25,374	30,117
Interest cost	22,041	18,569	54,208	51,331
Participants’ contributions	3,095	3,071	9,082	11,805
Actuarial (gains)/losses	27,076	(42,689)	105,838	57,764
Benefits paid	(35,634)	(33,960)	(33,387)	(34,058)
Curtailments and settlements	—	—	(269,580)	(6,297)
Plan amendments	(1,306)	—	—	109
Special termination benefits	—	29	—	—
Effect of exchange rate changes	—	—	(2,346)	5,215
Net benefit obligation at the end of the year	$495,788	$468,439	$1,196,520	$1,307,331
The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) during each of the fiscal years presented (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2014	2013	2014	2013
Fair Value of plan assets at the beginning of the year	$390,777	$359,348	$982,479	$877,950
Actual return on plan assets	45,484	53,495	130,665	72,368
Employer contributions	11,628	8,823	57,977	53,885
Participants’ contributions	3,095	3,071	9,082	11,805
Gross benefits paid	(35,634)	(33,960)	(33,387)	(34,058)
Business combinations/consolidations	—	—	—	—
Curtailments/settlements	—	—	(268,486)	(4,973)
Effect of exchange rate changes	—	—	(2,159)	5,502
Fair Value of plan assets at the end of the year	$415,350	$390,777	$876,171	$982,479

The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at September 26, 2014, and September 27, 2013 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2014	2013	2014	2013
Net benefit obligation at the end of the year	$495,788	$468,439	$1,196,520	$1,307,331
Fair Value of plan assets at the end of the year	415,350	390,777	876,171	982,479
Under-funded amount recognized at the end of the year	$80,438	$77,662	$320,349	$324,852

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the accumulated benefit obligation at September 26, 2014, and September 27, 2013 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2014	2013	2014	2013
Accumulated benefit obligation at the end of the year	$455,245	$431,726	$1,128,715	$1,222,234
The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 26, 2014, and September 27, 2013 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2014	2013	2014	2013
Prepaid benefit cost included in prepaid assets	$—	$—	$7,123	$15,193
Accrued benefit cost included in current liabilities	—	—	1,447	1,000
Accrued benefit cost included in noncurrent liabilities	80,438	77,662	326,025	339,045
Net amount recognized at the end of the year	$80,438	$77,662	$320,349	$324,852
Included in the tables are amounts relating to a U.S. pension plan, the participating employees in which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the intention of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. Accordingly, included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheet at September 26, 2014 is a receivable from the U.S. federal government of approximately $61.1 million ($58.4 million at September 27, 2013) representing the underfunded amount for this pension plan.
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s U.S. plans for each fiscal year presented:

	2014	2013	2012
Weighted average discount rates	3.9% to 4.4%	4.4% to 5.0%	3.4% to 3.9%
Rates of compensation increases	2.95%	2.80%	3.25%
Expected long-term rates of return on plan assets	7.7%	7.7%	7.5%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s Non-U.S. pension plans for each fiscal year presented:

	2014	2013	2012
Weighted average discount rates	1.8% to 8.8%	0.4% to 9.3%	0.6% to 8.4%
Rates of compensation increases	2.6% to 7.5%	2.5% to 7.5%	2.8% to 7.5%
Expected long-term rates of return on plan assets	4.5% to 8.5%	0.4% to 8.5%	2.4% to 8.5%
The following table presents certain amounts relating to our U.S. pension plans recognized in accumulated other comprehensive loss at September 26, 2014, September 27, 2013 and September 28, 2012(in thousands):

	2014	2013	2012
Arising during the period:
Net actuarial (gain) loss	$1,378	$(15,850)	$2,756
Reclassification adjustments:
Net actuarial gain	(2,255)	(2,674)	(2,011)
Total	$(877)	$(18,524)	$745

The following table presents certain amounts relating to our Non-U.S. pension plans recognized in accumulated other comprehensive loss at September 26, 2014, September 27, 2013 and September 28, 2012 (in thousands):

	2014	2013	2012
Arising during the period:
Net actuarial loss (gain)	$48,752	$27,417	$83,298
Prior service cost (benefit)	(1)	297	(1,947)
Total	48,751	27,714	81,351
Reclassification adjustments:
Net actuarial gain	(12,914)	(9,778)	(6,131)
Prior service cost (benefit)	(19)	41	(23)
Total	(12,933)	(9,737)	(6,154)
Total	$35,818	$17,977	$75,197
The following table presents certain amounts relating to our pension plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at September 26, 2014, and September 27, 2013 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2014	2013	2014	2013
Net actuarial loss	$49,569	$50,446	$263,913	$228,074
Prior service cost	—	—	(487)	(466)
Total	$49,569	$50,446	$263,426	$227,608
The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic benefit cost in fiscal 2015 based on 2014 exchange rates (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
Unrecognized net actuarial loss	$3,756	$18,505
Unrecognized prior service cost	(239)	(99)
Accumulated comprehensive loss to be recorded against earnings	$3,517	$18,406

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at September 26, 2014, and September 27, 2013 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2014	2013	2014	2013
Equity securities	75%	74%	29%	32%
Debt securities	21%	20%	32%	31%
Real estate investments	—%	1%	7%	6%
Other	4%	5%	32%	31%

The following table presents the Fair Value of the Company’s Domestic U.S. plan assets at September 26, 2014, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
Domestic equities	$268,674	$—	$268,674
Overseas equities	40,587	—	40,587
Domestic bonds	85,853	—	85,853
Cash and equivalents	3,932	—	3,932
Real estate	—	—	—
Hedge funds	—	16,304	16,304
Total	$399,046	$16,304	$415,350
The following table presents the Fair Value of the Company’s Non-U.S. pension plan assets at September 26, 2014, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
Domestic equities	$33,842	$—	$33,842
Overseas equities	218,779	—	218,779
Domestic bonds	198,344	—	198,344
Overseas bonds	76,349	—	76,349
Cash and equivalents	37,487	—	37,487
Real estate	—	59,966	59,966
Insurance contracts	—	37,468	37,468
Hedge funds	—	213,936	213,936
Total	$564,801	$311,370	$876,171

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Fair Value of the Company’s U.S. pension plan assets at September 27, 2013, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
Domestic equities	$247,155	$—	$247,155
Overseas equities	40,719	—	40,719
Domestic bonds	79,482	—	79,482
Cash and equivalents	3,499	—	3,499
Real estate	—	4,411	4,411
Hedge funds	—	15,511	15,511
Total	$370,855	$19,922	$390,777

The following table presents the Fair Value of the Company’s Non-U.S. pension plan assets at September 27, 2013, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
Domestic equities	$108,261	$—	$108,261
Overseas equities	207,607	—	207,607
Domestic bonds	230,202	—	230,202
Overseas bonds	76,372	—	76,372
Cash and equivalents	28,185	—	28,185
Infrastructure / raw Goods	—	7,076	7,076
Real estate	—	57,173	57,173
Insurance contracts	—	21,214	21,214
Hedge funds	—	246,389	246,389
Total	$650,627	$331,852	$982,479
At September 26, 2014 and September 27, 2013, the Company holds no assets in the U.S. or Non-U.S. pension plans that use Level 2 fair value measurement inputs.
The following table summarizes the changes in the Fair Value of the Company’s U.S. Pension Plans’ Level 3 assets for the year ended September 26, 2014 (in thousands):

	Real Estate	Hedge Funds
Balance, beginning of year	$4,411	$15,511
Sale	(4,411)	—
Realized and unrealized gains (losses)	—	793
Balance, end of year	$—	$16,304

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the Fair Value of the Company’s Non-U.S. Pension Plans’ Level 3 assets for the year ended September 26, 2014 (in thousands):

	Infrastructure / Raw Goods	Real Estate	Insurance Contracts	Hedge Funds
Balance, beginning of year	$7,076	$57,173	$21,214	$246,389
Purchases, sales, and settlements	(8,125)	(6,022)	975	4,915
Realized and unrealized gains	1,025	8,341	926	(41,096)
Transfers	—	—	15,756	—
Effect of exchange rate changes	24	474	(1,403)	3,728
Balance, end of year	$—	$59,966	$37,468	$213,936
The following table summarizes the changes in the Fair Value of the Company’s U.S. Pension Plans’ Level 3 assets for the year ended September 27, 2013 (in thousands):

	Real Estate	Hedge Funds
Balance, beginning of year	$4,841	$14,471
Transfers	—	—
Realized and unrealized losses	(430)	1,040
Balance, end of year	$4,411	$15,511

The following table summarizes the changes in the Fair Value of the Company’s Non-U.S. Pension Plans’ Level 3 assets for the year ended September 27, 2013 (in thousands):

	Infrastructure / Raw Goods	Real Estate	Insurance Contracts	Hedge Funds
Balance, beginning of year	$6,111	$49,537	$18,291	$93,400
Purchases, sales, and settlements	—	—	1,646	144,441
Realized and unrealized gains	678	7,670	1,058	4,664
Transfers	—	—	—	—
Effect of exchange rate changes	287	(34)	219	3,884
Balance, end of year	$7,076	$57,173	$21,214	$246,389
The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2015 (in thousands):

U.S. Pension Plans	Non-U.S. Pension Plans
$4,000	$38,079
The following table presents the total benefit payments expected to be paid to pension plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
2015	$38,355	$34,024
2016	40,911	33,485
2017	43,283	35,170
2018	40,881	37,757
2019	40,955	38,445
For the period 2020 through 2024	208,013	242,260

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of net periodic benefit cost for the Company’s U.S. pension plans recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2014	2013	2012
Service cost	$12,077	$13,814	$12,838
Interest cost	22,041	18,569	20,923
Expected return on plan assets	(28,495)	(25,826)	(23,764)
Actuarial loss	3,608	8,030	10,981
Prior service cost	(103)	(103)	(103)
Net pension cost, before special items	9,128	14,484	20,875
Special termination benefits	—	29	—
Settlement loss	—	—	6,035
Total net periodic pension cost recognized	$9,128	$14,513	$26,910

The following table presents the components of net periodic benefit cost for the Company’s Non-U.S. pension plans recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2014	2013	2012
Service cost	$25,374	$30,117	$22,723
Interest cost	54,208	51,331	54,287
Expected return on plan assets	(56,394)	(54,817)	(50,996)
Actuarial loss	15,993	13,276	8,227
Prior service cost	(28)	(43)	152
Net pension cost, before special items	39,153	39,864	34,393
Curtailments and settlements	(15,894)	(383)	1,326
Total net periodic pension cost recognized	$23,259	$39,481	$35,719
Multiemployer Plans
In Canada and the U.S., we contribute to various trusteed pension plans covering hourly construction employees under industry-wide agreements. We also contribute to various trusteed plans in Australia and certain countries in Europe covering both hourly and certain salaried employees. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct costs of contracts on a current basis.
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
The following table presents the Company’s contributions to these multiemployer plans during each of the last three fiscal years (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014	2013	2012
Canada	$56,341	$72,660	$72,053
Europe and Australia	12,693	12,930	10,808
United States	4,485	4,366	4,420
Total	$73,519	$89,956	$87,281

7. Other Comprehensive Income
The following table presents amounts reclassified from changes in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company's Consolidated Statements of Earnings for the periods presented related to the Company's defined benefit pension plans (in thousands):

	2014	2013	2012
Amortization of Defined Benefit Items:
Actuarial losses	$(19,601)	$(17,554)	$(11,444)
Prior service benefit (cost)	28	43	(152)
Total Before Income Tax	(19,573)	(17,511)	(11,596)
Income Tax Benefit	4,385	5,859	3,955
Total reclassifications after-tax	$(15,188)	$(11,652)	$(7,641)

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

2014	2013	2012
$88,951	$74,686	$70,211
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

2014	2013	2012
$5,321	$4,470	$4,349

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes
The following table presents the components of our consolidated income tax expense for each of the last three fiscal years (in thousands):

	2014	2013	2012
Current income tax expense:
Federal	$102,450	$121,302	$111,035
State	18,698	23,246	23,303
Foreign	38,107	74,107	69,080
Total current tax expense	159,255	218,655	203,418
Deferred income tax expense (benefit):
Federal	7,561	(4,718)	(2,505)
State	2,789	(582)	(1,985)
Foreign	20,449	8,011	3,454
Total deferred income tax expense (benefit)	30,799	2,711	(1,036)
Consolidated income tax expense	$190,054	$221,366	$202,382
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at September 26, 2014, and September 27, 2013 (in thousands):

	2014	2013
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$67,822	$97,349
Other employee benefit plans	215,863	198,869
Net operating losses	64,063	41,836
Self-insurance programs	4,672	1,758
Contract revenues and costs	39,734	19,468
Other	3,039	6,564
Valuation allowance	(54,651)	(37,300)
Gross deferred tax assets	340,542	328,544
Deferred tax liabilities:
Depreciation and amortization	(193,726)	(127,974)
Residual US tax on unremitted non-US earnings	—	(6,724)
Other, net	(1,372)	(7,560)
Gross deferred tax liabilities	(195,098)	(142,258)
Net deferred tax assets	$145,444	$186,286
A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance at September 26, 2014 and September 27, 2013 was $54.7 million and $37.3 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net operating loss carry forwards of foreign subsidiaries at September 26, 2014 and September 27, 2013 totaled $205.8 million and $136.1 million, respectively. If unused, foreign net operating losses of $88.0 million will expire between 2017 and 2034. Net operating losses of $117.8 million can be carried forward indefinitely.
The following table presents the income tax benefits realized from the exercise of nonqualified stock options and disqualifying dispositions of stock sold under our employee stock purchase plans during each of the last three fiscal years (in millions):

2014	2013	2012
$3.4	$7.3	$9.3

The following table reconciles total income tax expense using the statutory U.S. federal income tax rate to the consolidated income tax expense shown in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (dollars in thousands):

	2014	2013	2012
Statutory amount	$189,758	$231,542	$207,668
State taxes, net of the federal benefit	12,750	14,892	13,538
Tax differential on foreign earnings	(8,811)	(20,253)	(16,944)
Uncertain tax positions	(9,847)	1,553	277
Other, net	6,204	(6,368)	(2,157)
Consolidated income tax expense	$190,054	$221,366	$202,382
Rates used to compute statutory amount	35.0%	35.0%	35.0%
Consolidated effective income tax rate	35.1%	33.5%	34.1%
The Company’s consolidated effective income tax rate was 35.1% for fiscal 2014, compared to 33.5% in fiscal 2013. Contributing to the increase as compared to the prior year's periods were the effects of the fiscal 2014 restructuring efforts. Also contributing to the higher effective tax rate were certain non-deductible, acquisition-related costs and expenses related to the SKM acquisition.
The following table presents income tax payments made during each of the last three fiscal years (in millions):

2014	2013	2012
$173.6	$235.8	$191.4
The following table presents the components of our consolidated earnings before taxes for each of the last three fiscal years (in thousands):

	2014	2013	2012
United States earnings	$288,800	$352,404	$286,987
Foreign earnings	253,366	309,144	306,349
	$542,166	$661,548	$593,336
United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings have been permanently reinvested. At September 26, 2014, approximately $26.1 million of such undistributed earnings of certain foreign subsidiaries have been permanently reinvested. Should these earnings be repatriated, approximately $7.3 million of income taxes would be payable.
The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties (i.e., not as part of income tax expense). The Company’s liability for gross unrecognized tax benefits was $41.9 million and $51.8 million at September 26, 2014 and

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2013, respectively, all of which, if recognized, would affect the Company’s consolidated effective income tax rate. The Company had $39.2 million and $44.8 million in accrued interest and penalties at September 26, 2014, and September 27, 2013, respectively. The Company estimates that, within 12 months, $3.5 million of gross, primarily non-U.S. unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax. As of September 26, 2014, the Company’s U.S. federal income tax returns for tax years 2011 through 2014 remain subject to examination.
 The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits for the years presented (in thousands):

	2014	2013	2012
Balance, beginning of year	$51,770	$53,637	$31,130
Additions based on tax positions related to the current year	6,528	5,447	6,110
Additions for tax positions of prior years	—	—	21,438
Reductions for tax positions of prior years	(16,375)	(6,354)	(4,441)
Settlement	—	(960)	(600)
Balance, end of year	$41,923	$51,770	$53,637

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies, and Derivative Financial Instruments
Commitments Under Operating Leases
We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $1.1 billion at September 26, 2014, payable as follows (in thousands):

In fiscal years,
2015	$230,866
2016	175,877
2017	153,295
2018	129,530
2019	96,865
Thereafter	308,890
1,095,323
Amounts representing sublease income	(19,259)
Total, net aggregate future lease payments	$1,076,064
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
The following table presents rent expense and sublease income offsetting the Company’s rent expense during each of the last three fiscal years (in thousands):

	2014	2013	2012
Rent expense	$194,796	$173,340	$165,221
Sublease income	(6,102)	(7,914)	(8,402)
Net rent	$188,694	$165,426	$156,819
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
The lease agreement gives us the right to request an extension of the lease term. We may also assist the owner in selling the property at the end of the lease term, the proceeds from which would be used to reduce our residual value guarantee. In connection with the lease, we entered into a floating-to-fixed interest rate swap agreement with a U.S. bank which fixes the amount of the Company’s lease payments. The notional amount of this hedge at September 26, 2014, was $52.2 million. This instrument allows us to receive a floating rate payment tied to the 1-month LIBOR from the counterparty in exchange for a fixed-rate payment from us. We have determined this interest rate swap to be “highly effective” according to U.S. GAAP. The minimum lease payments required by the lease agreement is included in the above lease pay-out schedule. We have determined that the estimated Fair Value of the aforementioned financial guarantee was not significant at September 26, 2014. The Company is currently exploring refinancing options with respect to the lease agreement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Letters of Credit
Letters of credit outstanding at September 26, 2014 totaled $315.4 million. Of this amount, $2.8 million has been issued under the 2014 Facility and $312.6 million are issued under separate, committed and uncommitted letter-of-credit facilities.
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

On August 9, 2014, the Company received a Notice of Arbitration from Motiva Enterprises LLC.  The Arbitration is pending in Houston, Texas before the International Institute for Conflict Prevention and Resolution.  In 2006, Motiva contracted with Bechtel-Jacobs CEP Port Arthur Joint Venture (“BJJV”), a joint venture between Bechtel Corporation and Jacobs Engineering Group, Inc.  to perform professional services in connection with the expansion project at the Motiva Port Arthur, TX refinery.  In the Notice of Arbitration, Motiva asserts various causes of action and  alleges entitlement to equitable and monetary relief in excess of $7 billion.  BJJV has denied liability and is vigorously defending these claims.  The Company does not expect this matter to have a material adverse effect on its consolidated financial statements.
The Company is a defendant in a property damage lawsuit pending in North Carolina's Superior Courts arising out of a June 9, 2009, natural gas explosion at a ConAgra Foods Inc. plant in Garner, Wake County, North Carolina. The Company has settled the personal injury claims and is vigorously defending the property damage claim and believes it has meritorious defenses. In addition, the Company believes it has adequate insurance coverage as well as a right to indemnification from ConAgra. Accordingly, the Company does not expect these matters to have any material adverse effect on its consolidated financial statements.

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

13. Other Financial Information
Receivables
The following table presents the components of “Receivables” as shown in the accompanying Consolidated Balance Sheets at September 26, 2014, and September 27, 2013 as well as certain other related information (in thousands):

	2014	2013
Amounts billed, net	$1,425,341	$1,389,278
Unbilled receivables and other	1,368,482	1,109,931
Retentions receivable	73,732	49,781
Total receivables, net	$2,867,555	$2,548,990
Other information about receivables:
Amounts due from the United States federal government included above, net of advanced billings	$324,928	$292,698
Claims receivable	$78,634	$25,237
Billed receivables, net consist of amounts invoiced to clients in accordance with the terms of the client contracts and are shown net of an allowance for doubtful accounts. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.
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
Property, Equipment, and Improvements, Net
The following table presents the components of our property, equipment, and improvements, net at September 26, 2014, and September 27, 2013 (in thousands):

	2014	2013
Land	$21,497	$22,027
Buildings	128,584	131,690
Equipment	634,415	537,835
Leasehold improvements	287,814	204,940
Construction in progress	20,059	22,678
	1,092,369	919,170
Accumulated depreciation and amortization	(635,572)	(539,874)
	$456,797	$379,296

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Miscellaneous Noncurrent Assets
The following table presents the components of “Miscellaneous noncurrent assets” shown in the accompanying Consolidated Balance Sheets at September 26, 2014, and September 27, 2013 (in thousands):

	2014	2013
Deferred income taxes	$170,649	$197,458
Cash surrender value of life insurance policies	116,686	100,253
Investments	226,628	194,782
Notes receivable	8,007	11,689
Reimbursable pension costs (a)	77,710	84,348
Other	38,570	26,025
Total	$638,250	$614,555

(a)
Consists of costs incurred relating to a defined benefit pension plan covering employees providing services on a contract with, and for the benefit of, the U.S. federal government pursuant to which such costs are fully reimbursable.

Accrued Liabilities
The following table presents the components of “Accrued liabilities” shown in the accompanying Consolidated Balance Sheets at September 26, 2014 and September 27, 2013 (in thousands):

	2014	2013
Accrued payroll and related liabilities	$782,615	$688,391
Project-related accruals	218,460	115,418
Insurance liabilities	52,826	48,209
Sales and other similar taxes	52,373	47,973
Deferred rent	96,129	57,581
Other	77,153	72,244
Total	$1,279,556	$1,029,816
Other Deferred Liabilities
The following table presents the components of “Other deferred liabilities” shown in the accompanying Consolidated Balance Sheets at September 26, 2014 and September 27, 2013 (in thousands):

	2014	2013
Liabilities relating to defined benefit pension and early retirement plans	$407,263	$416,707
Liabilities relating to nonqualified deferred compensation arrangements	114,325	101,653
Deferred income taxes	195,098	142,258
Miscellaneous	117,392	62,486
Total	$834,078	$723,104

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Accumulated Other Comprehensive Loss
The following table presents the components of “Accumulated other comprehensive loss” shown in the accompanying Consolidated Balance Sheets at September 26, 2014, and September 27, 2013 (in thousands):

	2014	2013
Foreign currency translation adjustments	$(62,919)	$(32,853)
Adjustments relating to defined benefit pension plans	(299,210)	(269,345)
Other	(1,420)	(1,929)
Total	$(363,549)	$(304,127)
Supplemental Cash Flow Information
During fiscal 2014 and fiscal 2013, the Company acquired businesses for cash and stock of $1.39 billion and $39.4 million, respectively. The following table presents the non-cash adjustments relating to these acquisitions made in preparing the accompanying Consolidated Statements of Cash Flows (in thousands):

	2014	2013
Working capital	$48,327	$4,197
Property and equipment	59,216	386
Noncurrent assets	262,450	—
Deferred liabilities	(7,895)	2,181
Non-controlling interests	16,572	18,589
Foreign currency translation	1,768	(3,461)
Goodwill	1,005,923	17,537

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
The following table presents certain financial information by geographic area for fiscal 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Revenues:
United States	$7,078,366	$6,993,594	$6,749,583
Europe	2,402,399	2,148,504	1,681,421
Canada	1,344,632	1,652,386	1,564,883
Asia	299,086	204,203	156,748
India	148,453	158,908	124,362
Australia and New Zealand	709,379	141,507	253,932
South America and Mexico	271,213	241,590	158,141
Middle East and Africa	441,629	277,684	204,708
Total	$12,695,157	$11,818,376	$10,893,778
Long-Lived Assets:
United States	$240,501	$230,281	$203,746
Europe	58,562	47,128	46,763
Canada	51,622	61,122	47,539
Asia	4,063	4,272	3,580
India	17,960	15,049	17,094
Australia	49,436	8,329	7,859
South America and Mexico	11,084	6,159	2,400
Middle East and Africa	23,569	6,956	2,150
Total	$456,797	$379,296	$331,131
Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues, for fiscal 2014, 2013, and 2012:

2014	2013	2012
17.8%	19.9%	22.1%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Selected Quarterly Information — Unaudited
The following table presents selected quarterly financial information for each of the last three fiscal years. Amounts are presented in thousands, except for per share amounts:

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
2014
Revenues	$3,068,891	$3,176,033		$3,231,791		$3,218,442		$12,695,157
Operating profit (a)	145,047	122,434		123,937		136,650		528,068
Earnings before taxes	146,921	132,394		118,046		144,805		542,166
Net earnings of the Group	98,949	90,800		71,309		91,054		352,112
Net earnings attributable to Jacobs	93,732	83,460	(d)	64,842	(b)	86,074	(b)	328,108
Earnings per share:
Basic	0.72	0.64	(d)	0.50	(b)	0.66	(b)	2.51
Diluted	0.71	0.63	(d)	0.49	(b)	0.65	(b)	2.48
2013
Revenues	$2,759,641	$2,835,084		$3,080,995		$3,142,656		$11,818,376
Operating profit (a)	160,269	165,203		168,359		175,148		668,979
Earnings before taxes	156,311	161,908		168,423		174,906		661,548
Net earnings of the Group	104,523	107,089		112,089		116,481		440,182
Net earnings attributable to Jacobs	99,010	104,401		108,871		110,811		423,093
Earnings per share:
Basic	0.77	0.81		0.84		0.85		3.27
Diluted	0.76	0.80		0.83		0.84		3.23
2012
Revenues	$2,631,768	$2,702,851		$2,772,874		$2,786,285		$10,893,778
Operating profit (a)	141,952	133,138		153,366		167,617		596,073
Earnings before taxes	139,554	132,315		151,371		170,096		593,336
Net earnings of the Group	91,436	87,446		100,990		111,082		390,954
Net earnings attributable to Jacobs	89,710	83,933		97,900		107,411	(c)	378,954	(c)
Earnings per share:
Basic	0.71	0.66		0.77		0.84	(c)	2.97	(c)
Diluted	0.70	0.65		0.76		0.83	(c)	2.94	(c)

(a)	Operating profit represents revenues less (i) direct costs of contracts, and (ii) selling, general and administrative expenses.

(b)
Includes costs of $47.0 million, or $0.35 per diluted share, in the third quarter of fiscal 2014, and $30.4 million, or $0.23 per diluted share, in the fourth quarter of fiscal 2014, related to the Company's restructuring activities.

(c)	Includes an after-tax gain of $4.0 million, or $0.03 per diluted share, related to the sale of the Company's intellectual property for iron ore pelletizing and certain other related assets.

(d)	Includes $6.4 million, or $0.05 per diluted share, increase to net earnings related to a gain on the sale of certain intellectual property in the second quarter of fiscal 2014.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Definitions
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
The "2014 Restructuring" refers to a series of initiatives intended to improve operational efficiency, reduce costs, accelerate the integration of SKM, and better position the Company to drive growth of the business in the future. Actions included involuntary terminations, the abandonment of certain leased offices, and the co-location of employees. Included in the Company's consolidated results of operations for fiscal 2014 are pre-tax costs of $93.3 million relating to the 2014 Restructuring. These costs are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Earnings.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 26, 2014 and September 27, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 26, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at September 26, 2014 and September 27, 2013, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 26, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of September 26, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 21, 2014 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Los Angeles, California
November 21, 2014

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jacobs Engineering Group Inc.

We have audited Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of September 26, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Jacobs Engineering Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jacobs Engineering Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 26, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 26, 2014 and September 27, 2013 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 26, 2014 of Jacobs Engineering Group Inc. and subsidiaries and our report dated November 21, 2014 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Los Angeles, California
November 21, 2014