Form 10-Q
period 2014-12-26
JACOBS ENGINEERING GROUP INC /DE/
filed 2015-02-02
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on

 FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2014

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
☐  Yes   ☒  No
Number of shares of common stock outstanding at January 28, 2015: 128,304,631

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 26, 2014	September 26, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$670,081	$732,647
Receivables	2,733,511	2,867,555
Deferred income taxes	168,426	169,893
Prepaid expenses and other	113,766	121,976
Total current assets	3,685,784	3,892,071
Property, Equipment and Improvements, Net	447,144	456,797
Other Noncurrent Assets:
Goodwill	3,046,706	3,026,349
Intangibles	414,114	440,192
Miscellaneous	648,900	638,250
Total other non-current assets	4,109,720	4,104,791
	$8,242,648	$8,453,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$44,332	$36,732
Accounts payable	532,964	622,875
Accrued liabilities	1,226,985	1,279,556
Billings in excess of costs	417,407	410,683
Income taxes payable	16,967	—
Total current liabilities	2,238,655	2,349,846
Long-term Debt	706,610	764,075
Other Deferred Liabilities	824,700	834,078
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—129,476,076 shares and 131,752,768 shares, respectively	129,476	131,753
Additional paid-in capital	1,170,721	1,173,858
Retained earnings	3,539,510	3,527,193
Accumulated other comprehensive loss	(401,504)	(363,549)
Total Jacobs stockholders’ equity	4,438,203	4,469,255
Noncontrolling interests	34,480	36,405
Total Group stockholders’ equity	4,472,683	4,505,660
	$8,242,648	$8,453,659
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended December 26, 2014 and December 27, 2013
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	December 26, 2014	December 27, 2013
Revenues	$3,187,005	$3,068,891
Costs and Expenses:
Direct cost of contracts	(2,667,559)	(2,615,200)
Selling, general and administrative expenses	(361,223)	(308,644)
Operating Profit	158,223	145,047
Other Income (Expense):
Interest income	2,276	1,796
Interest expense	(5,318)	191
Miscellaneous expense	(486)	(113)
Total other income (expense), net	(3,528)	1,874
Earnings Before Taxes	154,695	146,921
Income Tax Expense	(48,500)	(47,972)
Net Earnings of the Group	106,195	98,949
Net Earnings Attributable to Noncontrolling Interests	(6,116)	(5,217)
Net Earnings Attributable to Jacobs	$100,079	$93,732
Net Earnings Per Share:
Basic	$0.78	$0.72
Diluted	$0.77	$0.71
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended December 26, 2014 and December 27, 2013
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 26, 2014	December 27, 2013
Net Earnings of the Group	$106,195	$98,949
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(48,373)	(9,255)
Gain (loss) on cash flow hedges	(1,919)	551
Change in pension liabilities	14,643	(6,736)
Other comprehensive loss before taxes	(35,649)	(15,440)
Income Tax Benefit (Expense):
Foreign currency translation adjustments	—	3,250
Cash flow hedges	622	(198)
Change in pension liabilities	(2,928)	1,749
Income Tax Benefit (Expense)	(2,306)	4,801
Net Other Comprehensive Loss	(37,955)	(10,639)
Net Comprehensive Income of the Group	68,240	88,310
Net Comprehensive Income Attributable to Noncontrolling Interests	(6,116)	(5,217)
Net Comprehensive Income Attributable to Jacobs	$62,124	$83,093
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended December 26, 2014 and December 27, 2013 (In thousands) (Unaudited)

	December 26, 2014	December 27, 2013
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$106,195	$98,949
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	26,006	19,649
Intangible assets	12,981	8,637
Stock based compensation	16,504	15,263
Tax deficiency (benefit) from stock based compensation	(279)	67
Equity in earnings of operating ventures, net	(4,616)	(2,296)
Change in pension plan obligations	(154)	1,219
Change in deferred compensation plans	(1,450)	(1,875)
(Gains) losses on sales of assets, net	(22)	212
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	65,538	191,263
Prepaid expenses and other current assets	5,230	5,121
Accounts payable	(80,520)	(104,583)
Accrued liabilities	(33,198)	(5,087)
Billings in excess of costs	23,948	56,954
Income taxes payable	14,543	35,503
Deferred income taxes	(2,602)	(3,739)
Other deferred liabilities	(9,162)	4,698
Other, net	29	6,525
Net cash provided by operating activities	138,971	326,480
Cash Flows from Investing Activities:
Additions to property and equipment	(33,775)	(37,948)
Disposals of property and equipment	3,374	71
Purchases of investments	—	(25,476)
Sales of investments	13	—
Acquisitions of businesses, net of cash acquired	—	(1,132,933)
Net cash used for investing activities	(30,388)	(1,196,286)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended December 26, 2014 and December 27, 2013 (In thousands) (Unaudited) (Continued)

	December 26, 2014	December 27, 2013
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	308,446	629,373
Repayments of long-term borrowings	(345,660)	(8,646)
Proceeds from short-term borrowings	112,638	45,596
Repayments of short-term borrowings	(103,187)	(45,773)
Proceeds from issuances of common stock	8,029	9,587
Common stock repurchases	(113,708)	—
Tax (deficiency) benefit from stock based compensation	279	(67)
Distributions to noncontrolling interests	(7,230)	(1,986)
Net cash provided by (used for) financing activities	(140,393)	628,084
Effect of Exchange Rate Changes	(30,756)	(3,447)
Net Decrease in Cash and Cash Equivalents	(62,566)	(245,169)
Cash and Cash Equivalents at the Beginning of the Period	732,647	1,256,405
Cash and Cash Equivalents at the End of the Period	$670,081	$1,011,236

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 26, 2014

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
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014 ("2014 Form 10-K") as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is also included in our 2014 Form 10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 26, 2014, and for the three month periods ended December 26, 2014 and December 27, 2013.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
Please refer to Note 16 of Notes to Consolidated Financial Statements included in our 2014 Form 10-K for the definitions of certain terms used herein.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities; the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements; and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management's most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly. Please refer to Note 2 of Notes to Consolidated Financial Statements included in our 2014 Form 10-K for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.
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
December 26, 2014
(continued)

Level 3 - Unobservable inputs to the valuation methodology that are significant to the fair value measurement.
Please refer to Note 2 of Notes to Consolidated Financial Statements included in our 2014 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.
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

During the first quarter of fiscal 2015, we completed the final purchase price allocation of SKM. The Company recorded a number of adjustments affecting, among other things, the balance sheet position of several major projects; the estimated liabilities relating to acquired professional liability exposures; and other adjustments.

The following table presents the final purchase price allocation for SKM (in thousands):

Assets:
Cash and cash equivalents	$152,051
Receivables and other current assets	371,331
Property and equipment, and other	71,630
Intangible assets	202,166
Total assets	797,178
Liabilities:
Current liabilities	351,351
Deferred tax liability	72,656
Long-term liabilities	20,416
Total liabilities	444,423
Net identifiable assets acquired	352,755
Goodwill	866,919
Net assets acquired	$1,219,674

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 26, 2014
(continued)

The following table presents the values assigned to the acquired SKM intangible assets (in thousands):

Customer relationships / backlog	$193,260
Trade name	8,906
$202,166
The useful lives of the intangible assets acquired from SKM range from 3 to 12 years.
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
During fiscal year 2014, the Company also acquired Federal Network Services LLC ("FNS", formerly a subsidiary of Verizon), Eagleton Engineering, LLC, FMHC Corporation, Stobbarts (Nuclear) Limited, Trompeter Enterprises, and MARMAC Field Services, Inc. The results of operations of these other acquisitions, individually or in the aggregate, were not material to the Company's consolidated results for fiscal 2014. During fiscal 2014, we also acquired an additional 15% interest in Jacobs, Zamel and Turbag Consulting Engineers Company ("ZATE"), a refining, chemicals, infrastructure and civil engineering company headquartered in Al Khobar, Saudi Arabia. This transaction brought the Company's ownership in ZATE to 75%.
Receivables
The following table presents the components of "Receivables" appearing in the accompanying Consolidated Balance Sheets at December 26, 2014 and September 26, 2014 as well as certain other related information (in thousands):

	December 26, 2014	September 26, 2014
Components of receivables:
Amounts billed	$1,431,225	$1,425,341
Unbilled receivables and other	1,219,207	1,368,482
Retentions receivable	83,079	73,732
Total receivables, net	$2,733,511	$2,867,555
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$377,088	$324,928
Claims receivable	$50,972	$78,634

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
December 26, 2014
(continued)

Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at December 26, 2014 and September 26, 2014 consisted of the following (in thousands):

	December 26, 2014	September 26, 2014
Land	$21,095	$21,497
Buildings	126,885	128,584
Equipment	630,032	634,415
Leasehold improvements	292,816	287,814
Construction in progress	13,853	20,059
	1,084,681	1,092,369
Accumulated depreciation and amortization	(637,537)	(635,572)
	$447,144	$456,797

Long-term Debt

Jacobs and certain of its subsidiaries have a $1.6 billion long-term unsecured, revolving credit facility (the "2014 Facility") with a syndicate of large, U.S. and international banks and financial institutions. The 2014 Facility also provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion. The 2014 Facility did not change interest rates for borrowings outstanding under the the Company's prior credit facility, but did reduce the fees on the unused portion of the facility.
The total amount outstanding under the 2014 Facility in the form of direct borrowings at December 26, 2014 was $706.6 million. The Company has issued $2.8 million in letters of credit under the 2014 Facility leaving $890.6 million of available borrowing capacity under the 2014 Facility at December 26, 2014. In addition, the Company had $292.4 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $295.2 million at December 26, 2014.
The 2014 Facility expires in February 2019 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2014 Facility will bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at December 26, 2014.
Revenue Accounting for Contracts / Accounting for Joint Ventures

In general, we recognize revenue at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For multiple contracts with a single customer we account for each contract separately. We also recognize as revenues, costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 26, 2014
(continued)

of such additional revenue can be reliably estimated. A significant portion of the Company's revenue is earned on cost reimbursable contracts. The percentage of revenues realized by the Company by type of contract during fiscal 2014 can be found in Note 1 of Notes to Consolidated Financial Statements included in our 2014 Form 10-K.

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
The following table sets forth pass-through costs included in revenues for each of the three months ended December 26, 2014 and December 27, 2013 (in thousands):

	For the Three Months Ended
	December 26, 2014	December 27, 2013
Pass-through costs included in revenues	$706,830	$752,023
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
December 26, 2014
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
Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three months ended December 26, 2014 and December 27, 2013 (in thousands):

	For the Three Months Ended
Component:	December 26, 2014	December 27, 2013
Service cost	$8,576	$10,413
Interest cost	16,658	19,892
Expected return on plan assets	(21,049)	(22,340)
Amortization of previously unrecognized items	5,410	4,803
Settlement Loss	59	140
Net periodic benefit cost	$9,654	$12,908
Included in the above table are amounts relating to a U.S. pension plan, the participating employees of which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the expectation of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. The underfunded amount for this pension plan is included in "Other Noncurrent Assets" in the accompanying Consolidated Balance Sheets at December 26, 2014. Net periodic pension costs for this pension plan for the three months ended December 26, 2014 and December 27, 2013 were $1.5 million and $1.9 million, respectively. Amounts related to the amortization of previously unrecognized items for this pension plan for the three months ended December 26, 2014 and December 27, 2013 were approximately zero.

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2015 (in thousands):

Cash contributions made during the first three months of fiscal 2015	$9,808
Cash contributions we expect to make during the remainder of fiscal 2015	36,396
Total	$46,204
Other Comprehensive Income
The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company's Consolidated Statements of Earnings for the three months ended December 26, 2014 and December 27, 2013 related to the Company's defined benefit pension plans (in thousands):

	For the Three Months Ended
	December 26, 2014	December 27, 2013
Amortization of Defined Benefit Items:
Actuarial losses	$(5,410)	$(4,804)
Prior service cost	24	(25)
Total Before Income Tax	(5,386)	(4,829)
Income Tax Benefit	1,508	1,365
Total Reclassifications, After-tax	$(3,878)	$(3,464)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 26, 2014
(continued)

Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share ("EPS") to the denominator used to compute diluted EPS for the three months ended December 26, 2014 and December 27, 2013; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended
	December 26, 2014	December 27, 2013
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	128,652	130,121
Effect of stock options and restricted stock	1,321	2,059
Denominator used to compute diluted EPS	129,973	132,180
Antidilutive stock options and restricted stock	3,169	1,632
Shares of common stock issued from the exercise of stock options and the release of restricted stock	396	195
Share Repurchases

On August 19, 2014, the Company's Board of Directors authorized a new share repurchase program of up to $500 million of the Company's common stock. The following table summarizes the activity under this program from the authorization date (in thousands, except per-share amounts):

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000	$48.0266	4,000	4,000

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
December 26, 2014
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
General
The purpose of this Management’s Discussion and Analysis ("MD&A") is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•
The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2—Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2014 Form 10-K;

•	The Company’s fiscal 2014 audited consolidated financial statements and notes thereto included in our 2014 Form 10-K; and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K.
In addition to historical information, this MD&A may contain forward-looking statements that are not based on historical fact. When used herein, words such as "expects", "anticipates", "believes", "seeks", "estimates", "plans", "intends", and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, which we believe to be reasonable, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A—Risk Factors, included in our 2014 Form 10-K. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission.
Overview - Three Months Ended December 26, 2014

The Company's net earnings for the three months ended December 26, 2014 increased by $6.3 million, or 6.8%, compared to the corresponding period last year. The Company's results for the first quarter of fiscal 2015 when compared to the corresponding period last year were positively impacted by the SKM acquisition and, to a lesser degree, the other acquisitions completed during fiscal 2014. Also influencing the comparability of the Company's results of operations for the first quarter of fiscal 2015 to the first quarter of fiscal 2014 are certain events and transactions recognized last year. These include one-time, transaction-related expenses relating to the completion of the SKM transaction; an operating loss from SKM for the two weeks it was included in our first quarter results of operations for fiscal 2014; and the successful resolution of an international tax matter.

Backlog at December 26, 2014 was $19.1 billion, and represents an increase of 5.8% over backlog at December 27, 2013. The Company continues to have a positive outlook for many of the industry groups and markets in which our clients operate.

During the three months ended December 26, 2014, the Company repurchased and retired 2.5 million shares of its common stock under its share repurchase program. Total cash spent for the shares repurchased was $113.7 million.
Business Combinations Completed During Fiscal 2014
In December 2013, the Company acquired all of the outstanding equity interests in SKM. The acquisition of SKM is described in more detail under Notes to Consolidated Financial Statements, above, as well as on page 8 and beginning on page F-11 of our 2014 Form 10-K.
We also completed a number of other acquisitions during fiscal 2014 including Federal Network Services LLC ("FNS", formerly a subsidiary of Verizon); Eagleton Engineering, LLC; FMHC Corporation; Stobbarts (Nuclear) Limited; Trompeter Enterprises; and MARMAC Field Services, Inc. The results of operations of these other acquisitions were not material, individually or in the aggregate, to the Company's consolidated results of operations for fiscal 2014. During fiscal 2014, we also acquired an additional 15% interest in Jacobs, Zamel and Turbag Consulting Engineers Company ("ZATE"). This transaction brought the Company's ownership in ZATE to 75%.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Consistent with other business combinations we've completed in the past, we began integrating SKM and the other businesses we acquired last year into our existing operations almost immediately after each business was acquired. Accordingly, it is not practicable to provide complete financial information for fiscal 2015 on a stand-alone basis for any of the businesses we acquired last year.

Results of Operations
Net earnings for the first quarter of fiscal 2015 ended December 26, 2014 increased $6.3 million, or 6.8%, to $100.1 million (or $0.77 per diluted share) from $93.7 million (or $0.71 per diluted share) for the corresponding period last year.
Total revenues for the first quarter of fiscal 2015 increased by $118.1 million, or 3.8%, to $3.19 billion, from $3.07 billion for the first quarter of fiscal 2014. This increase in revenue was due primarily to the SKM and FNS acquisitions.

The following table sets forth our revenues by the various types of services we provide for the three months ended December 26, 2014 and December 27, 2013, respectively (in thousands):

	For the Three Months Ended
	December 26, 2014	December 27, 2013
Technical Professional Services Revenues:
Project Services	$1,623,587	$1,520,778
Process, Scientific, and Systems Consulting	308,937	152,634
Total Technical Professional Services Revenues	1,932,524	1,673,412
Field Services Revenues:
Construction	947,792	1,081,214
Operations and Maintenance ("O&M")	306,689	314,265
Total Field Services Revenues	1,254,481	1,395,479
Total Revenues	$3,187,005	$3,068,891

Project Services revenues for the three months ended December 26, 2014 increased $102.8 million, or 6.8%, from the corresponding period last year. This increase in Project Services revenues was due primarily to the SKM acquisition.

Process, Scientific, and Systems Consulting revenues for the three months ended December 26, 2014 increased $156.3 million, or 102.4%, from the corresponding period last year. The increase was due primarily to the FNS acquisition completed during the fourth quarter of fiscal 2014. The revenues in this service type relate to science, engineering, and technical support services provided primarily to our U.S. federal government clients and its various agencies.

Construction revenues for the three months ended December 26, 2014 decreased $133.4 million, or 12.3%, from the corresponding period last year, primarily due to the winding down of a U.S. project in the Mining and Minerals market.

Operations and Maintenance revenues for the three months ended December 26, 2014 decreased $7.6 million, or 2.4%, or essentially flat from the corresponding period last year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three months ended December 26, 2014 and December 27, 2013 (in thousands):

	For the Three Months Ended
	December 26, 2014	December 27, 2013
Chemicals and Polymers	$698,356	$762,062
National Government Programs	668,342	510,041
Refining - Downstream	508,888	610,536
Infrastructure	385,585	291,490
Oil & Gas - Upstream	246,014	207,863
Buildings	230,031	185,665
Pharmaceuticals and Biotechnology	129,785	110,506
Mining and Minerals	142,090	223,783
Industrial and Other	177,914	166,945
	$3,187,005	$3,068,891

For the three months ended December 26, 2014, revenues from projects for clients operating in the Chemicals and Polymers industries decreased $63.7 million, or 8.4%, to $698.4 million from $762.1 million for the corresponding period last year. The decrease in revenues was due primarily to the completion of a significant amount of procurement services relating to a project involving the relocation of a methanol production plant. Separately, we continue to receive new awards for FEED (front-end engineering design) and pre-FEED services. We have long-term relationships with numerous chemical companies around the world, and we believe this industry group will provide strong growth opportunities in the long-term. We see particularly good growth potential in North America and the Middle East due to the growing source of available feedstock. Leveraging our geographic presence as strengthened by the SKM transaction, we were recently awarded a significant professional services contract for what will be the largest chlorine dioxide plant in the world, located in Asia.

For the three months ended December 26, 2014, revenues from clients operating in the National Government Programs market increased $158.3 million, or 31.0%, to $668.3 million from $510.0 million for the corresponding period last year. The increase was primarily due to the FNS acquisition completed during the fourth quarter of fiscal 2014.

For the three months ended December 26, 2014, revenues from clients operating in the Infrastructure market increased $94.1 million, or 32.3%, to $385.6 million from $291.5 million for the corresponding period last year. The increase was due primarily to increased activity in Australia (due primarily to the SKM acquisition), the U.K., and the U.S. We believe market conditions may continue to improve within this industry group, particularly for transportation and water projects around the globe. One example is the Asset Management Programme (AMP6) cycle in the U.K., where we believe the Company is well positioned to assist clients improve their relative efficiency and wastewater effluent quality. Also included in this revenue category are our growing services to customers operating in the telecommunications industry. Long-term, we anticipate this market will attract significant capital as countries around the world strive to improve and expand their wireless communications capabilities.

For the three months ended December 26, 2014, revenues from clients operating in the Refining - Downstream market decreased $101.6 million, or 16.6%, to $508.9 million from $610.5 million for the corresponding period last year. The decrease occurred within our operations in Canada, Europe, and the U.K., and was partially offset by increased activities in the U.S. We see certain customers in this market moving more cautiously with respect to large capital spending; however, certain regulatory projects such as ISA 84 (a safety instrumentation standard designed to take a process to a safe state after certain, pre-defined conditions are triggered).I n addition, we see capital investment increasing in certain markets in the Middle East in support of local economic diversification efforts to integrate refining and petrochemical facilities to capture more revenue from downstream activities, as well as increasing their domestic refining capacity to meet local demand.

Although revenues on projects for clients operating in the Oil & Gas-Upstream market increased $38.2 million, or 18.4%, to $246.0 million from $207.9 million for the corresponding period last year, the Company believes that the recent decline in crude oil prices will likely have a negative impact on our client's near-term capital spending plans. As a result, we have seen some project delays and project cancellations by clients operating in this market. These delays and cancellations have not been

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

material to our business. In addition, we see certain clients deploying more of their capital budgets to sustaining capital-type programs (small-cap projects and maintenance-driven work).

For the three months ended December 26, 2014, revenues from clients operating in the Buildings market increased $44.4 million, or 23.9%, to $230.0 million from $185.7 million for the corresponding period last year. Although SKM was responsible for most of this increase, we saw growth in our Middle East, Asia, and U.K. markets. In the U.S., we continue to provide services for data centers and mission critical facilities. We see growth opportunities in parts of North and West Africa where we believe we are well positioned to capitalize on buildings projects with high technical content (e.g., buildings relating to health care, aviation, and education). We view the Buildings market as improving as our business continues to shift towards projects for clients in the private sector.

For the three months ended December 26, 2014, revenues from clients operating in the Mining and Minerals market decreased $81.7 million, or 36.5%, to $142.1 million from $223.8 million for the corresponding period last year. The decreased revenues in fiscal 2015 were due primarily to the winding down of a project in the U.S. This decrease in the U.S. was partially offset by increased business in Australia associated with the SKM acquisition. Globally, our clients in these industries continue to behave conservatively when it comes to new spend. In addition, although we believe consolidation among companies in this industry will provide more stable capital spending in the long-term, such actions may have significant impacts in the short-term. Nevertheless, we continue to believe we will be able to capture additional market share from clients operating in these industries by continuing to focus on asset optimization and sustaining capital projects for our clients.
Direct costs of contracts for the first quarter of fiscal 2015 increased $52.4 million, or 2.0%, to $2.7 billion from $2.6 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as "pass-through costs"). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Pass-through costs for the first quarter of fiscal 2015 decreased $45.2 million, or 6.0%, to $706.8 million from $752.0 million for the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three months ended December 26, 2014 was 83.7%. This compares to 85.2% for the three months ended December 27, 2013. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2015 increased $52.6 million, or 17.0%, to $361.2 million from $308.6 million for the corresponding period last year. The increases were due primarily to the SG&A expenses attributable to the businesses we acquired in fiscal 2014.

Net interest expense for the three months ended December 26, 2014 was $3.0 million. This compares to net interest income of $2.0 million for the corresponding period last year. Included in net interest income for the three months ended December 27, 2013 was the reversal of $4.1 million of accrued interest expense recorded in connection with income tax liabilities relating to certain contested international tax matters which were favorably resolved during the first quarter of fiscal 2014. Adjusting for this reversal of expense, the increase in interest expense during the three months ended December 26, 2014 as compared to the corresponding period last year was due primarily to the effects of the increase in debt incurred in connection with the SKM acquisition.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The Company's effective income tax rate for the first quarter ended December 26, 2014 declined to 31.4% from 32.7% for the corresponding period last year. Contributing to the decrease during the three month period ended December 26, 2014 as compared to the prior year's period was the release of a valuation allowance which was held on foreign net operating losses and the benefit of deductible acquisition interest held outside the U.S. Contributing to the higher effective tax rate for the first quarter of fiscal 2014 was the non-deductibility of certain one-time closing costs associated with the SKM transaction, off-set in part by the successful resolution of an international tax matter that also occurred during the first quarter of fiscal 2014. The Company currently anticipates that its effective tax rate for fiscal 2015 will be below 32.0%.
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
The following table summarizes our backlog at December 26, 2014 and December 27, 2013 (in millions):

	December 26, 2014	December 27, 2013
Technical professional services	$13,222.4	$12,279.7
Field services	5,885.0	5,774.5
Total	$19,107.4	$18,054.2

Our backlog increased $1.1 billion, or 5.8%, to $19.1 billion at December 26, 2014 from $18.1 billion at December 27, 2013. Backlog at December 26, 2014 includes SKM and new awards from clients operating in many of the industry groups and markets we serve, and in particular the National Governments, Buildings, and Infrastructure markets.
Liquidity and Capital Resources
At December 26, 2014, our principal sources of liquidity consisted of $670.1 million of cash and cash equivalents and $890.6 million of available borrowing capacity under our $1.6 billion revolving credit facility (the "2014 Facility"; refer to the note Long-term Debt in Notes to Consolidated Financial Statements). We finance much of our operations and growth through cash generated by our operations.
During the three months ended December 26, 2014, our cash and cash equivalents decreased by $62.6 million from $732.6 million at September 26, 2014 to $670.1 million at December 26, 2014. This compares to a net increase in cash and cash equivalents of $245.2 million to $1.01 billion during the corresponding period last year. During the three months ended December 26, 2014, we experienced net cash outflows of $30.4 million from investing activities, $140.4 million from financing activities, and $30.8 million from the effects of exchange rate changes. These cash outflows were offset in part by net cash inflows of $139.0 million from operating activities.

Our operations provided net cash inflows of $139.0 million during the three months ended December 26, 2014. This compares to net cash inflows of $326.5 million for the corresponding period last year. The $187.5 million decrease in cash flows from operating activities during the three months ended December 26, 2014 as compared to the corresponding period last

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

year was due primarily to a $183.6 million decrease in cash generated from changes within our working capital accounts (discussed below) offset in part by a small increase in net earnings.
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
This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $183.6 million decrease in cash flows relating to our working capital accounts was due to the timing of cash receipts and payments within our working capital accounts, including an improvement in cash collections from customers, off-set in part by an increase in vendor payments. Although the Company provides services to clients in a number of countries outside the U.S., we believe our credit risk with respect to these international clients is not significant. Our private sector customers are comprised principally of large, well-known, and well-established multi-national companies. Our government customers are comprised of national, state, and local agencies located principally in the U.S., the U.K., and Australia. We have not historically experienced significant collection issues with either of our governmental or non-governmental customers.
We used $30.4 million of cash and cash equivalents for investing activities during the three months ended December 26, 2014 as compared to $1.2 billion used during the corresponding period last year. The decrease is due to the absence of business acquisitions for the for the three months ended December 26, 2014 as compared to the corresponding period last year when the Company used $1.2 billion ($1.1 billion net of cash acquired) for the acquisition of SKM.
Our financing activities resulted in net cash outflows of $140.4 million during the three months ended December 26, 2014. This compares to net cash inflows of $628.1 million during the corresponding period last year. As of December 26, 2014, the outstanding amount under our 2014 Facility was principally used to fund elements of the Company's business acquisitions. The $140.4 million of cash outflows from financing activities for the first quarter of fiscal 2015 related primarily to $113.7 million used to repurchase common stock under the Company's board-approved share repurchase program (discussed in further detail in Part II, Item 2 of this report on Form 10-Q).
The Company had $670.1 million of cash and cash equivalents at December 26, 2014. Of this amount, approximately $155.6 million was held in the U.S. and $514.5 million was held outside of the U.S., primarily in Canada, Australia, the U.K., and the Eurozone. Other than the tax cost of repatriating funds to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements included in our 2014 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $670.1 million in cash and cash equivalents at December 26, 2014, and our consolidated working capital position was $1.4 billion at that date. In addition, there was $890.6 million of borrowing capacity remaining under the 2014 Facility at December 26, 2014. We believe that the capacity, terms and conditions of the 2014 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.
The Company had $295.2 million of letters of credit outstanding at December 26, 2014. Of this amount, $2.8 million was issued under the 2014 Facility and $292.4 million was issued under separate, committed and uncommitted letter-of-credit facilities.

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
The Company’s management, with the participation of its Executive Chairman (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 26, 2014, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Executive Chairman (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 26, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 is included in the Note Commitments and Contingencies included in the Notes to Consolidated Financial Statements appearing under Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
Please refer to Item 1A—Risk Factors in our 2014 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors during the period covered by this Quarterly Report on Form 10-Q.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the first quarter of fiscal 2015.

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
A summary of repurchases of our common stock each fiscal month during the first quarter of fiscal 2015 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 27 through October 24, 2014	1,300	$47.4803	1,300	$359,877
October 25 through November 21, 2014	—	—	—	359,877
November 22 through December 26, 2014	1,200	$43.3194	1,200	307,894
Total	2,500	$45.4831	2,500	$307,894

(1)	Includes commissions paid.

Item 4.	Mine Safety Disclosure.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

31.1 –	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95 –	Mine Safety Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
#	Management contract or compensatory plan or arrangement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	January 29, 2015