Form 10-Q
period 2015-03-27
JACOBS ENGINEERING GROUP INC /DE/
filed 2015-05-01
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on

 FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2015

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
☐  Yes   ☒  No
Number of shares of common stock outstanding at April 29, 2015: 125,583,817

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 27, 2015	September 26, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$464,950	$732,647
Receivables	2,700,104	2,867,555
Deferred income taxes	156,979	169,893
Prepaid expenses and other	93,917	121,976
Total current assets	3,415,950	3,892,071
Property, Equipment and Improvements, Net	433,836	456,797
Other Noncurrent Assets:
Goodwill	3,046,547	3,026,349
Intangibles	396,402	440,192
Miscellaneous	638,575	638,250
Total other non-current assets	4,081,524	4,104,791
	$7,931,310	$8,453,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$42,714	$36,732
Accounts payable	470,817	622,875
Accrued liabilities	1,148,007	1,279,556
Billings in excess of costs	343,000	410,683
Total current liabilities	2,004,538	2,349,846
Long-term Debt	712,712	764,075
Other Deferred Liabilities	805,182	834,078
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—126,474,006 shares and 131,752,768 shares, respectively	126,474	131,753
Additional paid-in capital	1,156,509	1,173,858
Retained earnings	3,514,557	3,527,193
Accumulated other comprehensive loss	(428,902)	(363,549)
Total Jacobs stockholders’ equity	4,368,638	4,469,255
Noncontrolling interests	40,240	36,405
Total Group stockholders’ equity	4,408,878	4,505,660
	$7,931,310	$8,453,659
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Months Ended March 27, 2015 and March 28, 2014
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Revenues	$2,903,332	$3,176,033	$6,090,337	$6,244,924
Costs and Expenses:
Direct cost of contracts	(2,412,388)	(2,659,480)	(5,079,947)	(5,274,678)
Selling, general and administrative expenses	(357,899)	(394,119)	(719,122)	(702,764)
Operating Profit	133,045	122,434	291,268	267,482
Other Income (Expense):
Interest income	1,580	3,004	3,856	4,801
Interest expense	(4,548)	(5,116)	(9,866)	(4,925)
Gain on sale of intellectual property, net	—	12,147	—	12,147
Miscellaneous expense	(1,115)	(75)	(1,601)	(190)
Total other income (expense), net	(4,083)	9,960	(7,611)	11,833
Earnings Before Taxes	128,962	132,394	283,657	279,315
Income Tax Expense	(40,852)	(41,594)	(89,352)	(89,565)
Net Earnings of the Group	88,110	90,800	194,305	189,750
Net Earnings Attributable to Noncontrolling Interests	(6,143)	(7,340)	(12,259)	(12,558)
Net Earnings Attributable to Jacobs	$81,967	$83,460	$182,046	$177,192
Net Earnings Per Share:
Basic	$0.65	$0.64	$1.43	$1.36
Diluted	$0.64	$0.63	$1.42	$1.34
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and six Months Ended March 27, 2015 and March 28, 2014
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net Earnings of the Group	$88,110	$90,800	$194,305	$189,750
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(38,318)	(2,625)	(86,691)	(11,880)
Gain (loss) on cash flow hedges	(2,925)	(454)	(4,844)	97
Change in pension liabilities	16,278	(2,412)	30,921	(9,148)
Other comprehensive loss before taxes	(24,965)	(5,491)	(60,614)	(20,931)
Income Tax Benefit (Expense):
Foreign currency translation adjustments	—	—	—	3,250
Cash flow hedges	643	77	1,265	(121)
Change in pension liabilities	(3,076)	667	(6,004)	2,416
Income Tax Benefit (Expense)	(2,433)	744	(4,739)	5,545
Net Other Comprehensive Loss	(27,398)	(4,747)	(65,353)	(15,386)
Net Comprehensive Income of the Group	60,712	86,053	128,952	174,364
Net Comprehensive Income Attributable to Noncontrolling Interests	(6,143)	(7,340)	(12,259)	(12,558)
Net Comprehensive Income Attributable to Jacobs	$54,569	$78,713	$116,693	$161,806
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended March 27, 2015 and March 28, 2014 (In thousands) (Unaudited)

	March 27, 2015	March 28, 2014
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$194,305	$189,750
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	51,155	45,017
Intangible assets	25,535	21,688
Gain on sale of certain intellectual property	—	(12,147)
Stock based compensation	23,805	22,682
Tax deficiency (benefit) from stock based compensation	(279)	552
Equity in earnings of operating ventures, net	8,420	(6,082)
Change in pension plan obligations	(5,767)	(7,404)
Change in deferred compensation plans	(2,187)	(5,294)
(Gains) losses on sales of assets, net	(267)	338
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	40,503	172,451
Prepaid expenses and other current assets	27,420	11,117
Accounts payable	(131,767)	(188,096)
Accrued liabilities	(75,409)	658
Billings in excess of costs	(29,505)	(12,664)
Income taxes	(17,003)	(22,079)
Deferred income taxes	5,136	(8,183)
Other deferred liabilities	(10,799)	6,790
Change in long-term receivables	—	2,828
Long-term insurance prepayment	—	(20,163)
Other, net	885	3,976
Net cash provided by operating activities	104,181	195,735
Cash Flows from Investing Activities:
Additions to property and equipment	(59,177)	(66,952)
Disposals of property and equipment	5,038	1,485
Purchases of investments	—	(25,440)
Sales of investments	13	—
Acquisitions of businesses, net of cash acquired	—	(1,197,537)
Net cash used for investing activities	(54,126)	(1,288,444)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended March 27, 2015 and March 28, 2014 (In thousands) (Unaudited) (Continued)

	March 27, 2015	March 28, 2014
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	692,433	642,665
Repayments of long-term borrowings	(693,005)	(131,954)
Proceeds from short-term borrowings	301,191	107,093
Repayments of short-term borrowings	(291,462)	(98,158)
Proceeds from issuances of common stock	17,157	22,119
Common stock repurchases	(254,209)	—
Tax (deficiency) benefit from stock based compensation	279	(552)
Distributions to noncontrolling interests	(7,230)	(2,836)
Net cash provided by (used for) financing activities	(234,846)	538,377
Effect of Exchange Rate Changes	(82,906)	(10,817)
Net Decrease in Cash and Cash Equivalents	(267,697)	(565,149)
Cash and Cash Equivalents at the Beginning of the Period	732,647	1,256,405
Cash and Cash Equivalents at the End of the Period	$464,950	$691,256

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 27, 2015

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 27, 2015, and for the three and six month periods ended March 27, 2015 and March 28, 2014.
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
March 27, 2015
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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and perceived weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. On April 1, 2015 the FASB proposed a one year deferral of the effective date of this standard. Under the proposal, the standard would be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The proposal also would permit adoption of the standard as early as the original effective date. The FASB plans to issue an exposure draft on the proposal and expects to seek public comment with a 30-day comment period. The Company continues to evaluate the impact that the new guidance may have on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03—Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring such costs to be presented as a deduction from the corresponding debt liability. Through this ASU, the FASB intends to make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material effect on its consolidated financial statements.
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
March 27, 2015
(continued)

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 27, 2015
(continued)

Receivables
The following table presents the components of "Receivables" appearing in the accompanying Consolidated Balance Sheets at March 27, 2015 and September 26, 2014 as well as certain other related information (in thousands):

	March 27, 2015	September 26, 2014
Components of receivables:
Amounts billed	$1,323,920	$1,425,341
Unbilled receivables and other	1,292,644	1,368,482
Retentions receivable	83,540	73,732
Total receivables, net	$2,700,104	$2,867,555
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$333,252	$324,928
Claims receivable	$67,324	$78,634

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
Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at March 27, 2015 and September 26, 2014 consisted of the following (in thousands):

	March 27, 2015	September 26, 2014
Land	$20,667	$21,497
Buildings	124,262	128,584
Equipment	614,690	634,415
Leasehold improvements	281,696	287,814
Construction in progress	22,839	20,059
	1,064,154	1,092,369
Accumulated depreciation and amortization	(630,318)	(635,572)
	$433,836	$456,797

Long-term Debt

Jacobs and certain of its subsidiaries have a $1.6 billion long-term unsecured, revolving credit facility (the "2014 Facility") with a syndicate of large, U.S. and international banks and financial institutions. The 2014 Facility also provides an

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 27, 2015
(continued)

accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion. The 2014 Facility did not change interest rates for borrowings outstanding under the Company's prior credit facility, but did reduce the fees on the unused portion of the facility.
The total amount outstanding under the 2014 Facility in the form of direct borrowings at March 27, 2015 was $712.7 million. The Company has issued $2.5 million in letters of credit under the 2014 Facility leaving $884.8 million of available borrowing capacity under the 2014 Facility at March 27, 2015. In addition, the Company had $290.8 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $293.3 million at March 27, 2015.
The 2014 Facility expires in February 2020 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2014 Facility will bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at March 27, 2015.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 27, 2015
(continued)

The following table sets forth pass-through costs included in revenues for each of the three and six months ended March 27, 2015 and March 28, 2014 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Pass-through costs included in revenues	$615,336	$700,558	$1,322,166	$1,452,581
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
Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and six months ended March 27, 2015 and March 28, 2014 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Component:	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Service cost	$8,261	$10,459	$16,836	$20,872
Interest cost	16,103	20,059	32,761	39,952
Expected return on plan assets	(20,365)	(22,500)	(41,415)	(44,840)
Amortization of previously unrecognized items	5,108	4,872	10,436	9,675
Settlement Loss	15	141	159	280
Net periodic benefit cost	$9,122	$13,031	$18,777	$25,939
Included in the above table are amounts relating to a U.S. pension plan, the participating employees of which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the expectation of the parties

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 27, 2015
(continued)

to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. The underfunded amount for this pension plan is included in "Other Noncurrent Assets" in the accompanying Consolidated Balance Sheets at March 27, 2015. Net periodic pension costs for this pension plan for the three and six months ended March 27, 2015 were $1.5 million and $2.9 million, respectively, and three and six months ended March 28, 2014 were $1.9 million and $3.8 million, respectively.

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2015 (in thousands):

Cash contributions made during the first six months of fiscal 2015	$24,544
Cash contributions we expect to make during the remainder of fiscal 2015	20,503
Total	$45,047
Other Comprehensive Income
The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company's Consolidated Statements of Earnings for the three and six months ended March 27, 2015 and March 28, 2014 related to the Company's defined benefit pension plans (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Amortization of Defined Benefit Items:
Actuarial losses	$(5,191)	$(4,870)	$(10,602)	$(9,674)
Prior service cost	23	(28)	47	(53)
Total Before Income Tax	(5,168)	(4,898)	(10,555)	(9,727)
Income Tax Benefit	1,454	1,384	2,962	2,749
Total Reclassifications, After-tax	$(3,714)	$(3,514)	$(7,593)	$(6,978)
Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share ("EPS") to the denominator used to compute diluted EPS for the three and six months ended March 27, 2015 and March 28, 2014; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	125,992	130,384	127,283	130,254
Effect of stock options and restricted stock	1,174	2,195	1,247	2,128
Denominator used to compute diluted EPS	127,166	132,579	128,530	132,382
Antidilutive stock options and restricted stock	4,379	1,439	4,376	1,589
Shares of common stock issued from the exercise of stock options and the release of restricted stock	243	671	639	866

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 27, 2015
(continued)

Share Repurchases

On August 19, 2014, the Company's Board of Directors authorized a share repurchase program of up to $500 million of the Company's common stock. The following table summarizes the activity under this program from the authorization date (in thousands, except per-share amounts):

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000	$45.3551	7,333	7,333

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
March 27, 2015
(continued)

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

Overview - the 2015 Restructuring

During the second quarter of fiscal 2015 ended March 27, 2015, the Company commenced a series of initiatives intended to improve operational efficiency, reduce costs, and better position the Company to drive growth of the business in the future. We are not exiting any service types, or client end-markets. Actions completed during the second quarter of fiscal 2015 included involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. Included in the Company's consolidated results of operations for the second quarter of fiscal 2015 are pre-tax costs of $14.0 million relating to the 2015 restructuring effort (the "2015 Restructuring"). The costs of the 2015 Restructuring are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Earnings, net of a $3.5 million reduction in bonus plan expense. The Company expects to complete the 2015 Restructuring during the third and fourth quarters of fiscal 2015. The following table summarizes the effects of the 2015 Restructuring on the Company's consolidated results of operations for the three and six month periods ended March 27, 2015 (in thousands, except for earnings per share):

	Three Months Ended			Six Months Ended
	March 27, 2015			March 27, 2015
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Consolidated pre-tax earnings (loss)	$128,962	$(14,038)	$143,000	$283,657	$(14,038)	$297,695
Tax (expense) benefit	(40,852)	4,422	(45,274)	(89,352)	4,422	(93,774)
Net earnings of the Group	88,110	(9,616)	97,726	194,305	(9,616)	203,921
Non-controlling interests	(6,143)	—	(6,143)	(12,259)	—	(12,259)
Net earnings of Jacobs	$81,967	$(9,616)	$91,583	$182,046	$(9,616)	$191,662
Diluted earnings (loss) per share	$0.64	$(0.08)	$0.72	$1.42	$(0.07)	$1.49

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Overview - Three and Six Months Ended March 27, 2015

The Company's net earnings for the three months ended March 27, 2015 decreased by $1.5 million, or 1.8%, compared to the corresponding period last year. The Company's net earnings for the six months ended March 27, 2015 increased $4.9 million, or 2.7%, compared to the corresponding period last year. The effects of lower prices of crude oil and certain commodities, including copper and iron ore, present headwinds for clients operating in the Refining-Downstream, Oil & Gas-Upstream, and Mining and Minerals industries and markets. Our Global Infrastructure and National Government business continue to perform well.

The Company's results for the six months ended March 27, 2015 when compared to the corresponding period last year were positively impacted by the SKM acquisition and, to a lesser degree, the other acquisitions completed during fiscal 2014. Also influencing the comparability of the Company's results of operations for the second quarter of fiscal 2015 to the second quarter of fiscal 2014 are 2015 Restructuring and certain events and transactions recognized last year. These include one-time, transaction-related expenses relating to the completion of the SKM transaction. Certain events included in the first quarter results of operations for fiscal 2014 also impact the comparability of the Company's results of operations for the six month ended March 27, 2015. These include an operating loss from SKM for the two weeks it was included in the quarter's results of operations; and the successful resolution of an international tax matter. These fiscal 2014 events are collectively referred to as the "2014 Events".

The following table summarizes the effects of the 2014 Events on the Company's consolidated results of operations for the three and six month periods ended March 28, 2014 (in thousands, except for earnings per share):

	Three Months Ended			Six Months Ended
	March 28, 2014			March 28, 2014
	U.S. GAAP	Effects of 2014 Events	Without 2014 Events	U.S. GAAP	Effects of 2014 Events	Without 2014 Events
Consolidated pre-tax earnings (loss)	$132,394	$(38,573)	$170,967	$279,315	$(48,211)	$327,526
Tax (expense) benefit	(41,594)	12,699	(54,293)	(89,566)	16,410	(105,976)
Net earnings of the Group	90,800	(25,874)	116,674	189,749	(31,801)	221,550
Non-controlling interests	(7,340)	—	(7,340)	(12,557)	—	(12,557)
Net earnings of Jacobs	$83,460	$(25,874)	$109,334	$177,192	$(31,801)	$208,993
Diluted earnings (loss) per share	$0.63	$(0.19)	$0.82	$1.34	$(0.24)	$1.58

Within this MD&A, the Company may disclose and discuss its results of operations before the effects of the 2015 Restructuring, 2014 Events or the other transactions and events described above. Although such information is non-GAAP in nature, it is presented because management believes it provides a better view of the Company’s operating results to investors to assess the Company’s performance and operating trends.

Backlog at March 27, 2015 was $18.9 billion, and represents an increase of 2.5% over backlog at March 28, 2014. On a year-to-date basis, we have removed $900 million of backlog, primarily from the Refining-Downstream and Oil & Gas-Upstream markets. New prospects and new sales remain strong and the Company continues to have a positive outlook for many of the industry groups and markets in which our clients operate.

During the three and six months ended March 27, 2015, the Company repurchased and retired 3.3 million and 5.8 million shares, respectively, of its common stock under its share repurchase program. Total cash spent for the shares repurchased during the three and six months ended March 27, 2015 was $140.5 million and $254.2 million, respectively.
Business Combinations Completed During Fiscal 2014
In December 2013, the Company acquired all of the outstanding equity interests in SKM. The acquisition of SKM is described in more detail under Notes to Consolidated Financial Statements, above, as well as on page 7 and beginning on page F-11 of our 2014 Form 10-K.
We also completed a number of other acquisitions during fiscal 2014 including Federal Network Services LLC ("FNS", formerly a subsidiary of Verizon); Eagleton Engineering, LLC; FMHC Corporation; Stobbarts (Nuclear) Limited; Trompeter

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
Consistent with other business combinations we have completed in the past, we began integrating SKM and the other businesses we acquired last year into our existing operations almost immediately after each business was acquired. Accordingly, it is not practicable to provide complete financial information for fiscal 2015 on a stand-alone basis for any of the businesses we acquired last year.

Results of Operations
Net earnings for the second quarter of fiscal 2015 ended March 27, 2015 decreased $1.5 million, or 1.8%, to $82.0 million (or $0.64 per diluted share) from $83.5 million (or $0.63 per diluted share) for the corresponding period last year. For the six months ended March 27, 2015, net earnings increased $4.9 million, or 2.7%, to $182.0 million (or $1.42 per diluted share) from $177.2 million (or $1.34 per diluted share) for the corresponding period last year. Included in net earnings for both the second quarter of fiscal 2015 and the six months ended March 27, 2015 are the costs and expenses associated with the 2015 Restructuring discussed above.
Total revenues for the second quarter of fiscal 2015 decreased by $272.7 million, or 8.6%, to $2.90 billion, from $3.18 billion for the second quarter of fiscal 2014. For the six months ended March 27, 2015, total revenues decreased by $0.2 billion, or 2.5%, to $6.1 billion, from $6.2 billion for the corresponding period last year. The decreases in revenue were due primarily to the impact of changes in foreign exchange rates, reduced pass through revenues, and lower volumes in the Mining and Minerals, Refining - Downstream, and Chemicals and Polymers markets.
The Company's results of operations for the three and six months ended March 27, 2015 were impacted by changes in exchange rates over the corresponding periods last year in Canada, Europe, and the U.K.

The following table sets forth our revenues by the various types of services we provide for the three and six months ended March 27, 2015 and March 28, 2014, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Technical Professional Services Revenues:
Project Services	$1,581,852	$1,710,365	$3,205,439	$3,231,142
Process, Scientific, and Systems Consulting	280,216	160,722	589,153	313,356
Total Technical Professional Services Revenues	1,862,068	1,871,087	3,794,592	3,544,498
Field Services Revenues:
Construction	741,265	992,514	1,689,057	2,073,728
Operations and Maintenance ("O&M")	299,999	312,432	606,688	626,698
Total Field Services Revenues	1,041,264	1,304,946	2,295,745	2,700,426
Total Revenues	$2,903,332	$3,176,033	$6,090,337	$6,244,924

Project Services revenues for the three months ended March 27, 2015 decreased $128.5 million, or 7.5%, from the corresponding period last year. Project Services revenues for the six months ended March 27, 2015 decreased $25.7 million, or 0.8%, from the corresponding period last year. These decreases in Project Services revenues were due primarily to the lower business volumes in the North American and U.K. Downstream area, driven principally by the recent decline in oil and other commodity prices, combined with the effects of the strengthening U.S. dollar.

Process, Scientific, and Systems Consulting revenues for the three months ended March 27, 2015 increased $119.5 million, or 74.3%, from the corresponding period last year. Process, Scientific, and Systems Consulting revenues for the six months ended March 27, 2015 increased $275.8 million, or 88.0%, from the corresponding period last year. The increases were due primarily to the FNS acquisition completed during the fourth quarter of fiscal 2014. The revenues in this service type relate to science, engineering, and technical support services provided primarily to our U.S. federal government clients and its various agencies.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Construction revenues for the three months ended March 27, 2015 decreased $251.2 million, or 25.3%, from the corresponding period last year. Construction revenues for the six months ended March 27, 2015 decreased $384.7 million, or 18.5%, from the corresponding period last year. The decreases are primarily due to the winding down of a U.S. project in the Mining and Minerals market.

Operations and Maintenance revenues for the three months ended March 27, 2015 decreased $12.4 million, or 4.0%, from the corresponding period last year. Operations and Maintenance revenues for the six months ended March 27, 2015 decreased $20.0 million, or 3.2%, from the corresponding period last year. The decreases were primarily due to lower volume in the National Government market.

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and six months ended March 27, 2015 and March 28, 2014 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Chemicals and Polymers	$611,876	$666,880	$1,310,232	$1,428,944
National Government Programs	618,197	568,932	1,286,539	1,078,973
Refining - Downstream	430,376	535,067	939,264	1,145,603
Infrastructure	394,088	356,277	779,673	647,767
Buildings	237,930	215,499	467,961	401,164
Oil & Gas - Upstream	205,765	194,602	451,779	402,465
Industrial and Other	180,780	233,539	358,694	400,482
Mining and Minerals	119,938	264,316	262,028	488,099
Pharmaceuticals and Biotechnology	104,382	140,921	234,167	251,427
	$2,903,332	$3,176,033	$6,090,337	$6,244,924

For the three months ended March 27, 2015, revenues from projects for clients operating in the Chemicals and Polymers industries decreased $55.0 million, or 8.2%, to $611.9 million from $666.9 million for the corresponding period last year. For the six months ended March 27, 2015, revenues decreased $118.7 million, or 8.3%, to $1.3 billion from $1.4 billion for the corresponding period last year. The decreases in revenues were due primarily to the normal winding-down and completion of certain projects in the U.S, the U.K, and Europe. Although we continue to receive new awards for FEED (front-end engineering design) and pre-FEED services, we are aware that larger integrated oil companies continue to re-evaluate their investment priorities given current oil prices. We have long-term relationships with numerous chemical companies around the world, and we continue to believe this industry group will provide strong growth opportunities in the long-term. Leveraging our geographic presence as strengthened by the SKM transaction, we were awarded a significant professional services contract for what will be the largest chlorine dioxide plant in the world, located in Asia.

For the three months ended March 27, 2015, revenues from clients operating in the National Government Programs market increased $49.3 million, or 8.7%, to $618.2 million from $568.9 million for the corresponding period last year. For the six months ended March 27, 2015, revenues increased $207.6 million, or 19.2%, to $1.3 billion from $1.1 billion for the corresponding period last year. The increases were primarily due to the FNS acquisition completed during the fourth quarter of fiscal 2014. In general, we programs and projects on which we work in the U.S. are generally funded.

For the three months ended March 27, 2015, revenues from clients operating in the Refining - Downstream market decreased $104.7 million, or 19.6%, to $430.4 million from $535.1 million for the corresponding period last year. For the six months ended March 27, 2015, revenues decreased $206.3 million, or 18.0%, to $0.9 billion from $1.1 billion for the corresponding period last year. The decreases occurred within our operations in Canada, Europe, and the U.K., and were partially offset by increased activities in the U.S.

For the three months ended March 27, 2015, revenues from clients operating in the Infrastructure market increased $37.8 million, or 10.6%, to $394.1 million from $356.3 million for the corresponding period last year. For the six months ended March 27, 2015, revenues increased $131.9 million, or 20.4%, to $779.7 million from $647.8 million for the corresponding period last year. The increases were due primarily to increased activity in Australia (due primarily to the SKM acquisition), the U.K., and the U.S. We believe market conditions may continue to improve within this industry group, particularly for

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

transportation, water, and certain other projects around the globe (although there is higher uncertainty in U.S. federal funding for certain highway projects). One example is the Asset Management Programme (AMP6) cycle in the U.K., where we provide a full range of professional services, including regulatory strategic consultancy, engineering, project support and asset maintenance.

For the three months ended March 27, 2015, revenues from clients operating in the Buildings market increased $22.4 million, or 10.4%, to $237.9 million from $215.5 million for the corresponding period last year. For the six months ended March 27, 2015, revenues increased $66.8 million, or 16.7%, to $468.0 million from $401.2 million for the corresponding period last year. Although SKM was responsible for most of this increase, we saw growth globally with health care, higher education, mission critical, and certain other technically complex buildings and facilities. We view the Buildings market as improving as our business in this industry group continues to shift towards projects for clients in the private sector.

For the three months ended March 27, 2015, revenues on projects for clients operating in the Oil & Gas-Upstream market increased $11.2 million, or 5.7%, to $205.8 million from $194.6 million for the corresponding period last year. For the six months ended March 27, 2015, revenues increased $49.3 million, or 12.3%, to $451.8 million from $402.5 million for the corresponding period last year. Notwithstanding these increases, the Company believes that the recent decline in crude oil prices will have a dampening impact on our client's near-term capital spending plans. As a result, we continue see some project delays and project cancellations by clients operating in this market. We see certain clients deploying more of their capital budgets to sustaining capital-type programs (small-cap projects and maintenance-driven work), an area where the Company is strong.

For the three months ended March 27, 2015, revenues from clients operating in the Mining and Minerals market decreased $144.4 million, or 54.6%, to $119.9 million from $264.3 million for the corresponding period last year. For the six months ended March 27, 2015, revenues decreased $226.1 million, or 46.3%, to $262.0 million from $488.1 million for the corresponding period last year. The decreases in revenues in fiscal 2015 were due to the winding down of several projects in North and South America and Australia without significant new work being added. Globally, continuing pressure on commodity prices have caused our clients in these industries to behave conservatively when it comes to new spend. It is possible that this situation may continue for the foreseeable future. Accordingly, the Company is refocusing and reallocating it's resources onto brownfield and sustaining capital-type projects. Longer-term, we believe we are well positioned to realize incremental business when the current environment improves.
Direct costs of contracts for the second quarter of fiscal 2015 decreased $247.1 million, or 9.3%, to $2.4 billion from $2.7 billion for the corresponding period last year. Direct costs of contracts for the six months ended March 27, 2015 decreased $0.2 billion, or 3.7%, to $5.1 billion from $5.3 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as "pass-through costs"). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Pass-through costs for the second quarter of fiscal 2015 decreased $85.2 million, or 12.2%, to $615.3 million from $700.6 million for the corresponding period last year. Pass-through costs for the six months ended March 27, 2015 decreased $130.4 million, or 9.0%, to $1.3 billion from $1.5 billion for the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the three and six months ended March 27, 2015 was 83.1% and 83.4%, respectively. This compares to 83.7% and 84.5% for the three and six months ended March 28, 2014, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal 2015 decreased $36.2 million, or 9.2%, to $357.9 million from $394.1 million for the corresponding period last year. SG&A expenses for the six months ended March 27, 2015 increased $16.4 million, or 2.3%, to $719.1 million from $702.8 million for the corresponding period last year. The decrease for the three month period as compared to the prior year was primarily due to savings from restructuring activities carried out during the third and fourth quarters of fiscal 2014, which were partially offset by increased costs related to the 2015 Restructuring. The increase for the six months ended March 27, 2015 was due primarily to the SG&A expenses attributable to the businesses we acquired in fiscal 2014.

Net interest expense for the three and six months ended March 27, 2015 was $3.0 million and $6.0 million, respectively as compared to $2.1 million and $0.1 million for the corresponding period last year. Included in net interest expense for the six months ended March 28, 2014 was the reversal of $4.1 million of accrued interest expense recorded in connection with income tax liabilities relating to certain contested international tax matters which were favorably resolved during the first quarter of fiscal 2014. Adjusting for this reversal of expense, the increase in interest expense during the three and six months ended March 27, 2015 as compared to the corresponding period last year was due primarily to the effects of the increase in debt incurred in connection with the SKM acquisition.

The Company's effective income tax rate for the second quarter ended March 27, 2015 increased to 31.7% from 31.4% for the corresponding period last year. The increase in the quarterly tax rate is primarily a result of the change in geographic income mix. The Company's effective income tax rate for the six months ended March 27, 2015 declined to 31.5% from 32.1%. Contributing to the decrease was the release of a valuation allowance which was held on foreign net operating losses and the benefit of deductible acquisition interest held outside the U.S.
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
The following table summarizes our backlog at March 27, 2015 and March 28, 2014 (in millions):

	March 27, 2015	March 28, 2014
Technical professional services	$12,601.2	$12,554.9
Field services	6,265.8	5,857.7
Total	$18,867.0	$18,412.6

Our backlog increased $0.5 billion, or 2.5%, to $18.9 billion at March 27, 2015 from $18.4 billion at March 28, 2014. Backlog at March 27, 2015 includes SKM and new awards from clients operating in many of the industry groups and markets we serve, and in particular the Chemicals, Infrastructure, and National Governments industry groups and markets. Although

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

backlog decreased approximately $240.4 million from the first quarter of fiscal 2015 ended December 26, 2014, all of the decrease is attributable to changes in foreign exchange rates.
Liquidity and Capital Resources
At March 27, 2015, our principal sources of liquidity consisted of $465.0 million of cash and cash equivalents and $884.8 million of available borrowing capacity under our $1.6 billion revolving credit facility (the "2014 Facility"; refer to the note Long-term Debt in Notes to Consolidated Financial Statements). We finance much of our operations and growth through cash generated by our operations.
During the six months ended March 27, 2015, our cash and cash equivalents decreased by $267.7 million from $732.6 million at September 26, 2014 to $465.0 million at March 27, 2015. In summary, the Company spent $254.2 million in cash in support of its stock buy-back program during the six months ended March 27, 2015 and suffered an $82.9 million reduction in cash and cash equivalents due to the effects of foreign exchange, which were off-set in part by $104.2 million of cash flows generated through operating activities. By comparison, there was a net decrease in cash and cash equivalents of $565.1 million to $691.3 million during the corresponding period last year. Excluding cash used to repurchase common stock during the six months ended March 27, 2015 and the effects of foreign exchange, the Company's cash balances would have increased slightly during fiscal 2015.

Our operations provided net cash inflows of $104.2 million during the six months ended March 27, 2015. This compares to net cash inflows of $195.7 million for the corresponding period last year. The $91.6 million decrease in cash flows from operating activities during the six months ended March 27, 2015 as compared to the corresponding period last year was due primarily to a $147.1 million decrease in cash generated from changes within our working capital accounts (discussed below) offset in part by a small increase in net earnings.
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
This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $147.1 million decrease in cash flows relating to our working capital accounts was due to the timing of cash receipts and payments within our working capital accounts, including an improvement in cash collections from customers, off-set in part by an increase in vendor payments. Although the Company provides services to clients in a number of countries outside the U.S., we believe our credit risk with respect to these international clients is not significant. Our private sector customers are comprised principally of large, well-known, and well-established multi-national companies. Our government customers are comprised of national, state, and local agencies located principally in the U.S., the U.K., and Australia. We have not historically experienced significant collection issues with either of our governmental or non-governmental customers.
We used $54.1 million of cash and cash equivalents for investing activities during the six months ended March 27, 2015 as compared to $1.3 billion used during the corresponding period last year. The decrease is due to the absence of business acquisitions for the for the six months ended March 27, 2015 as compared to the corresponding period last year when the Company used $1.2 billion ($1.1 billion net of cash acquired) for the acquisition of SKM.
Our financing activities resulted in net cash outflows of $234.8 million during the six months ended March 27, 2015. This compares to net cash inflows of $538.4 million during the corresponding period last year. As of March 27, 2015, the outstanding amount under our 2014 Facility was principally used to fund elements of the Company's business acquisitions. The $234.8 million of cash outflows from financing activities for the six months ended March 27, 2015 related primarily to $254.2 million used to repurchase common stock under the Company's board-approved share repurchase program (discussed in further detail in Part II, Item 2 of this report on Form 10-Q).
The Company had $465.0 million of cash and cash equivalents at March 27, 2015. Of this amount, approximately $122.0 million was held in the U.S. and $343.0 million was held outside of the U.S., primarily in Canada, Australia, the U.K., and the Eurozone. Other than the tax cost of repatriating funds to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements included in our 2014 Form 10-K), there are no material impediments to repatriating these funds to the U.S.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $465.0 million in cash and cash equivalents at March 27, 2015, and our consolidated working capital position was $1.4 billion at that date. In addition, there was $884.8 million of borrowing capacity remaining under the 2014 Facility at March 27, 2015. We believe that the capacity, terms and conditions of the 2014 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.
The Company had $293.3 million of letters of credit outstanding at March 27, 2015. Of this amount, $2.5 million was issued under the 2014 Facility and $290.8 million was issued under separate, committed and uncommitted letter-of-credit facilities.

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
The Company’s management, with the participation of its Executive Chairman (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 27, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Executive Chairman (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 27, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There were no sales of unregistered equity securities during the second quarter of fiscal 2015.

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
A summary of repurchases of our common stock each fiscal month during the second quarter of fiscal 2015 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 27, 2014 through January 23, 2015	1,337	$41.3184	1,337	$252,633
January 24, 2015 through February 20, 2015	884	$41.0853	884	216,308
February 21, 2015 through March 27, 2015	1,112	$43.9952	1,112	167,393
Total	3,333	$42.1494	3,333	$167,393

(1)	Includes commissions paid.

Item 4.	Mine Safety Disclosure.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

†10.1#	The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers as amended and restated May22, 2014

†10.2#	Transition Agreement

†10.3#	Form of Stock Option Agreement (December 2014 grants).

31.1 –	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95 –	Mine Safety Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Being filed herewith.
#	Management contract or compensatory plan or arrangement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2015