Form 10-Q
period 2015-06-26
JACOBS ENGINEERING GROUP INC /DE/
filed 2015-07-31
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on

 FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2015

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
☐  Yes   ☒  No
Number of shares of common stock outstanding at July 29, 2015: 123,798,755

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 26, 2015	September 26, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$553,561	$732,647
Receivables	2,679,176	2,867,555
Deferred income taxes	158,861	169,893
Prepaid expenses and other	82,243	121,976
Total current assets	3,473,841	3,892,071
Property, Equipment and Improvements, Net	421,314	456,797
Other Noncurrent Assets:
Goodwill	3,033,786	3,026,349
Intangibles	382,966	440,192
Miscellaneous	647,154	638,250
Total other non-current assets	4,063,906	4,104,791
	$7,959,061	$8,453,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$38,359	$36,732
Accounts payable	510,748	622,875
Accrued liabilities	1,167,448	1,279,556
Billings in excess of costs	376,083	410,683
Total current liabilities	2,092,638	2,349,846
Long-term Debt	646,391	764,075
Other Deferred Liabilities	820,501	834,078
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—124,142,831 shares and 131,752,768 shares, respectively	124,143	131,753
Additional paid-in capital	1,135,943	1,173,858
Retained earnings	3,513,867	3,527,193
Accumulated other comprehensive loss	(420,966)	(363,549)
Total Jacobs stockholders’ equity	4,352,987	4,469,255
Noncontrolling interests	46,544	36,405
Total Group stockholders’ equity	4,399,531	4,505,660
	$7,959,061	$8,453,659
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Months Ended June 26, 2015 and June 27, 2014
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenues	$2,907,541	$3,231,791	$8,997,878	$9,476,715
Costs and Expenses:
Direct cost of contracts	(2,422,944)	(2,670,052)	(7,502,891)	(7,944,731)
Selling, general and administrative expenses	(384,163)	(437,802)	(1,103,286)	(1,140,565)
Operating Profit	100,434	123,937	391,701	391,419
Other Income (Expense):
Interest income	1,697	2,624	5,553	7,425
Interest expense	(5,509)	(5,565)	(15,374)	(10,490)
Gain on sale of intellectual property, net	—	—	—	12,147
Miscellaneous income (expense), net	566	(2,950)	(1,034)	(3,139)
Total other income (expense), net	(3,246)	(5,891)	(10,855)	5,943
Earnings Before Taxes	97,188	118,046	380,846	397,362
Income Tax Benefit (Expense)	120	(46,737)	(89,233)	(136,304)
Net Earnings of the Group	97,308	71,309	291,613	261,058
Net Earnings Attributable to Noncontrolling Interests	(6,246)	(6,467)	(18,505)	(19,024)
Net Earnings Attributable to Jacobs	$91,062	$64,842	$273,108	$242,034
Net Earnings Per Share:
Basic	$0.74	$0.50	$2.17	$1.86
Diluted	$0.73	$0.49	$2.15	$1.83
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended June 26, 2015 and June 27, 2014
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net Earnings of the Group	$97,308	$71,309	$291,613	$261,058
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	17,650	29,147	(69,041)	17,267
Gain (loss) on cash flow hedges	3,071	1,815	(1,773)	1,912
Change in pension liabilities	(15,035)	(20,160)	15,886	(29,308)
Other comprehensive income (loss) before taxes	5,686	10,802	(54,928)	(10,129)
Income Tax Benefit (Expense):
Foreign currency translation adjustments	—	—	—	3,250
Cash flow hedges	(839)	(525)	425	(646)
Change in pension liabilities	3,090	5,245	(2,913)	7,660
Income Tax Benefit (Expense)	2,251	4,720	(2,488)	10,264
Net Other Comprehensive Income (Loss)	7,937	15,522	(57,416)	135
Net Comprehensive Income of the Group	105,245	86,831	234,197	261,193
Net Comprehensive Income Attributable to Noncontrolling Interests	(6,246)	(6,467)	(18,505)	(19,024)
Net Comprehensive Income Attributable to Jacobs	$98,999	$80,364	$215,692	$242,169
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended June 26, 2015 and June 27, 2014 (In thousands) (Unaudited)

	June 26, 2015	June 27, 2014
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$291,613	$261,058
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	75,718	70,701
Intangible assets	38,090	35,329
Gain on sale of certain intellectual property	—	(12,147)
Stock based compensation	32,925	32,546
Tax deficiency (benefit) from stock based compensation	(732)	140
Equity in earnings of operating ventures, net	7,601	(7,065)
Change in pension plan obligations	(4,357)	(10,245)
Change in deferred compensation plans	(2,858)	(5,957)
(Gains) losses on sales of assets, net	(198)	1,595
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	149,640	171,861
Prepaid expenses and other current assets	39,987	20,065
Accounts payable	(94,553)	(87,753)
Accrued liabilities	(78,566)	66,456
Billings in excess of costs	(7,208)	(28,029)
Income taxes	(54,442)	(5,225)
Deferred income taxes	3,770	(12,493)
Other deferred liabilities	(11,933)	7,058
Change in long-term receivables	—	2,828
Long-term insurance prepayment	—	(17,602)
Other, net	2,256	2,092
Net cash provided by operating activities	386,753	485,213
Cash Flows from Investing Activities:
Additions to property and equipment	(69,297)	(92,033)
Disposals of property and equipment	5,538	966
Purchases of investments	—	(25,539)
Sales of investments	13	—
Acquisitions of businesses, net of cash acquired	—	(1,226,352)
Net cash used for investing activities	(63,746)	(1,342,958)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended June 26, 2015 and June 27, 2014 (In thousands) (Unaudited) (Continued)

	June 26, 2015	June 27, 2014
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,214,548	669,681
Repayments of long-term borrowings	(1,291,029)	(302,386)
Proceeds from short-term borrowings	333,156	174,374
Repayments of short-term borrowings	(329,416)	(189,490)
Proceeds from issuances of common stock	25,056	34,175
Common stock repurchases	(372,944)	—
Tax (deficiency) benefit from stock based compensation	732	(140)
Distributions to noncontrolling interests	(7,230)	(6,043)
Net cash provided by (used for) financing activities	(427,127)	380,171
Effect of Exchange Rate Changes	(74,966)	(6,218)
Net Decrease in Cash and Cash Equivalents	(179,086)	(483,792)
Cash and Cash Equivalents at the Beginning of the Period	732,647	1,256,405
Cash and Cash Equivalents at the End of the Period	$553,561	$772,613

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 26, 2015

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 26, 2015, and for the three and nine month periods ended June 26, 2015 and June 27, 2014.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
Please refer to Note 16—Definitions of Notes to Consolidated Financial Statements included in our 2014 Form 10-K for the definitions of certain terms used herein.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities; the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements; and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management's most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly. Please refer to Note 2—Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2014 Form 10-K for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.
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
June 26, 2015
(continued)

Level 3 - Unobservable inputs to the valuation methodology that are significant to the fair value measurement.
Please refer to Note 2—Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2014 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.
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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and perceived weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. On July 9, 2015 the FASB approved a one year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. The Company continues to evaluate the impact that the new guidance may have on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03—Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring such costs to be presented as a deduction from the corresponding debt liability. Through this ASU, the FASB intends to make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of this ASU will have a material effect on its consolidated financial statements.

In May 2015, the FASB issued Accounting Standards Update 2015-07—Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by ASC 820—Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. ASU 2015-07 is effective for entities (other than public business entities) for fiscal years beginning after December 15, 2016, with retrospective application to all periods presented. Early application is permitted. The Company is evaluating the impact of the ASU, but does not expect the impacts to be material to its consolidated financial statements.

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
June 26, 2015
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 26, 2015
(continued)

Receivables
The following table presents the components of "Receivables" appearing in the accompanying Consolidated Balance Sheets at June 26, 2015 and September 26, 2014 as well as certain other related information (in thousands):

	June 26, 2015	September 26, 2014
Components of receivables:
Amounts billed	$1,293,606	$1,425,341
Unbilled receivables and other	1,307,540	1,368,482
Retentions receivable	78,030	73,732
Total receivables, net	$2,679,176	$2,867,555
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$335,352	$324,928
Claims receivable	$53,394	$78,634

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
Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at June 26, 2015 and September 26, 2014 consisted of the following (in thousands):

	June 26, 2015	September 26, 2014
Land	$20,714	$21,497
Buildings	124,704	128,584
Equipment	612,236	634,415
Leasehold improvements	279,307	287,814
Construction in progress	20,117	20,059
	1,057,078	1,092,369
Accumulated depreciation and amortization	(635,764)	(635,572)
	$421,314	$456,797

Long-term Debt

Jacobs and certain of its subsidiaries have a $1.6 billion long-term unsecured, revolving credit facility (the "2014 Facility") with a syndicate of large, U.S. and international banks and financial institutions. The 2014 Facility also provides an

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 26, 2015
(continued)

accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion. The 2014 Facility did not change interest rates for borrowings outstanding under the Company's prior credit facility, but did reduce the fees on the unused portion of the facility.
The total amount outstanding under the 2014 Facility in the form of direct borrowings at June 26, 2015 was $646.4 million. The Company has issued $2.5 million in letters of credit under the 2014 Facility leaving $951.1 million of available borrowing capacity under the 2014 Facility at June 26, 2015. In addition, the Company had $281.8 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $284.3 million at June 26, 2015.
The 2014 Facility expires in February 2020 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2014 Facility will bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at June 26, 2015.
Revenue Accounting for Contracts / Accounting for Joint Ventures

In general, we recognize revenue at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For multiple contracts with a single customer we account for each contract separately. We also recognize as revenues, costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. A significant portion of the Company's revenue is earned on cost reimbursable contracts. The percentage of revenues realized by the Company by type of contract during fiscal 2014 can be found in Note 1—Description of Business and Basis of Presentation of Notes to Consolidated Financial Statements included in our 2014 Form 10-K.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 26, 2015
(continued)

The following table sets forth pass-through costs included in revenues for each of the three and nine months ended June 26, 2015 and June 27, 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Pass-through costs included in revenues	$574,350	$700,294	$1,896,516	$2,152,875
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
Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and nine months ended June 26, 2015 and June 27, 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Component:	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Service cost	$9,988	$10,529	$26,824	$31,401
Interest cost	19,245	20,270	52,006	60,221
Expected return on plan assets	(24,195)	(22,712)	(65,610)	(67,552)
Amortization of previously unrecognized items	6,362	4,941	16,798	14,617
Settlement loss	111	142	270	422
Net periodic benefit cost	$11,511	$13,170	$30,288	$39,109
Included in the above table are amounts relating to a U.S. pension plan, the participating employees of which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the expectation of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 26, 2015
(continued)

cost accounting standards. The underfunded amount for this pension plan is included in "Other Noncurrent Assets" in the accompanying Consolidated Balance Sheets at June 26, 2015. Net periodic pension costs for this pension plan for the three and nine months ended June 26, 2015 were $1.5 million and $4.4 million, respectively, and three and nine months ended June 27, 2014 were $1.9 million and $5.8 million, respectively.

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2015 (in thousands):

Cash contributions made during the first nine months of fiscal 2015	$34,645
Cash contributions we expect to make during the remainder of fiscal 2015	9,967
Total	$44,612
Other Comprehensive Income
The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company's Consolidated Statements of Earnings for the three and nine months ended June 26, 2015 and June 27, 2014 related to the Company's defined benefit pension plans (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Amortization of Defined Benefit Items:
Actuarial losses	$(6,448)	$(4,939)	$(17,050)	$(14,613)
Prior service cost	26	(28)	73	(81)
Total Before Income Tax	(6,422)	(4,967)	(16,977)	(14,694)
Income Tax Benefit	1,766	1,403	4,729	4,152
Total Reclassifications, After-tax	$(4,656)	$(3,564)	$(12,248)	$(10,542)
Income Taxes

During the three months ended June 26, 2015, the Company completed the refinancing of certain international inter-company debt. The refinancing resulted in a one-time tax benefit of $23.1 million recorded in Income Tax Benefit (Expense) in the accompanying Consolidated Statements of Earnings.

Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share ("EPS") to the denominator used to compute diluted EPS for the three and nine months ended June 26, 2015 and June 27, 2014; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	123,392	130,738	126,004	130,417
Effect of stock options and restricted stock	1,209	1,873	1,235	2,043
Denominator used to compute diluted EPS	124,601	132,611	127,239	132,460
Antidilutive stock options and restricted stock	3,094	2,101	3,847	2,088
Shares of common stock issued from the exercise of stock options and the release of restricted stock	649	724	1,288	1,590

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 26, 2015
(continued)

Share Repurchases

On August 19, 2014, the Company's Board of Directors authorized a share repurchase program of up to $500 million of the Company's common stock. The following table summarizes the activity under this program from the authorization date (in thousands, except per-share amounts):

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000	$45.0581	10,017	10,017

(1)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.

Share repurchases may be executed through various means including, without limitation, open market transactions, privately negotiated transactions or otherwise. The share repurchase program does not obligate the Company to purchase any shares, and expires on August 19, 2017. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing of our share repurchases may depend upon market conditions, other uses of capital, and other factors.

On July 23, 2015, the Board of Directors approved a program to purchase up to an additional $500 million of the Company's common stock over the next three years. This approval is in addition to the $48.7 million of capacity remaining as of June 26, 2015 under the Company's August 2014 $500 million share repurchase authorization. The new share repurchase authorization is subject to the same general terms and conditions as the prior share repurchase authorization summarized above.

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
June 26, 2015
(continued)

Management believes, after consultation with counsel, that such guarantees, litigation, U.S. government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

On August 9, 2014, the Company received a Notice of Arbitration from Motiva Enterprises LLC. The arbitration is pending in Houston, Texas before the International Institute for Conflict Prevention and Resolution. In 2006, Motiva contracted with Bechtel-Jacobs CEP Port Arthur Joint Venture (“BJJV”), a joint venture between Bechtel Corporation and Jacobs
Engineering Group, Inc. to perform professional services in connection with the expansion project at the Motiva Port Arthur,
TX refinery. In the Notice of Arbitration, Motiva asserts various causes of action and alleges entitlement to equitable and monetary relief in excess of $7 billion. BJJV has denied liability and is vigorously defending these claims. The arbitration hearing is expected to occur in the fall of 2016. The Company does not expect this matter to have a material adverse effect on its consolidated financial statements.

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

The 2015 Restructuring

During the second quarter of fiscal 2015, the Company commenced a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the "2015 Restructuring"). Actions related to the 2015 Restructuring completed during the second and third quarters of fiscal 2015 include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. We are not exiting any service types or client end-markets. The Company's consolidated results of operations for the third quarter of fiscal 2015 include a $48.0 million pre-tax impact relating to costs associated with the 2015 Restructuring. The costs of the 2015 Restructuring are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Earnings, net of a $4.4 million reduction in bonus plan expense. The Company expects to largely complete the 2015 Restructuring by the end of the first quarter of fiscal 2016. The following table summarizes the effects of the 2015 Restructuring on the Company's consolidated results of operations for the three and nine month periods ended June 26, 2015 (in thousands, except for earnings per share):

	Three Months Ended			Nine Months Ended
	June 26, 2015			June 26, 2015
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Consolidated pre-tax earnings (loss)	$97,188	$(43,622)	$140,810	$380,846	$(57,660)	$438,506
Tax (expense) benefit	120	13,521	(13,401)	(89,233)	17,943	(107,176)
Net earnings of the Group	97,308	(30,101)	127,409	291,613	(39,717)	331,330
Non-controlling interests	(6,246)	—	(6,246)	(18,505)	—	(18,505)
Net earnings of Jacobs	$91,062	$(30,101)	$121,163	$273,108	$(39,717)	$312,825
Diluted earnings (loss) per share	$0.73	$(0.24)	$0.97	$2.15	$(0.31)	$2.46

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The 2015 Inter-company Debt Refinancing

During the third quarter of fiscal 2015, the Company completed the refinancing of certain international inter-company debt (the "2015 Inter-company Debt Refinancing"). The 2015 Inter-company Debt Refinancing resulted in a one-time tax benefit of $23.1 million, or $0.19 per share.

The 2014 Restructuring and Other Unusual Events Affecting Fiscal 2014

During the third quarter of fiscal 2014, the Company initiated the "2014 Restructuring". In recognition of the slowdown in several of the Company's clients' end markets, the Company implemented a series of initiatives which, much like the 2015 Restructuring, were intended to improve operational efficiency and reduce costs, and also to accelerate the integration of SKM.

In addition to the 2014 Restructuring and the acquisition of SKM, the Company's consolidated results of operations for fiscal 2014 were affected by the following discrete events:

•
$6.8 million, or $0.05 per diluted share, increase to net earnings due to the favorable resolution of an international tax matter in the first quarter of fiscal 2014 ; as a result of these events, approximately $4.1 million of accrued interest expense was reversed;

•	$6.4 million, or $0.05 per diluted share, increase to net earnings related to a gain on the sale of certain intellectual property in the second quarter of fiscal 2014 ;

•
$22.7 million, or $0.18 per diluted share, decrease to net earnings relating to certain specific operational events at SKM and SKM transaction-related costs and expenses incurred during the first half of the fiscal year; and

•
$22.3 million, or $0.16 per diluted share, decrease to net earnings due to lower margins associated with certain projects in Europe combined with unusual weather effects in the second quarter of fiscal 2014.

As used herein, the term "2014 Events" refers to the combined effects of both the 2014 Restructuring and the unusual events described above. Within this MD&A, the Company may disclose and discuss its results of operations before the effects of the 2015 Restructuring, the 2014 Events and/or certain other transactions and events described herein. Although such information is non-GAAP in nature, it is presented because management believes it provides a better view of the Company’s operating results to investors to assess the Company’s performance and operating trends. As used herein, the terms "adjusted earnings" and "adjusted net earnings" refer to the Company's GAAP earnings as adjusted to eliminate the effects of the 2014 Events (when used in reference to fiscal 2014 results of operations) and the 2015 Restructuring (when used in reference to fiscal 2015 results of operations).
Overview - Three and Nine Months Ended June 26, 2015

The Company's GAAP net earnings for the three months ended June 26, 2015 increased by $26.2 million, or 40.4%, compared to the corresponding period last year. The Company's GAAP net earnings for the nine months ended June 26, 2015 increased $31.1 million, or 12.8%, compared to the corresponding period last year. Included in net earnings for both the three and nine month periods ended June 26, 2015 is the 2015 Inter-company Debt Refinancing. Excluding the effects of the 2015 Restructuring and the 2014 Restructuring, the Company's adjusted net earnings for the three months ended June 26, 2015 increased by $9.4 million, or 8.4%, compared to the corresponding period last year. Excluding the impacts of the 2015 Restructuring and the 2014 Events, the Company's adjusted net earnings for the nine months ended June 26, 2015 decreased $8.0 million, or 2.5%, compared to the corresponding period last year.

The effects of lower prices of crude oil and certain commodities, including copper and iron ore, continue to present headwinds for clients operating in the Refining-Downstream, Oil & Gas-Upstream, and Mining and Minerals industries and markets. Our Infrastructure and National Government Programs groups continue to perform well. Actions taken pursuant to the 2015 Restructuring have begun to lower the Company's overall cost structure, which is contributing to higher earnings in the third quarter of fiscal 2015 and helping to offset the negative pressures we are experiencing in certain of our markets.

The Company's results for the nine months ended June 26, 2015 when compared to the corresponding period last year were positively impacted by (i) the SKM acquisition, which was included in the full nine months results of fiscal 2015 (39 weeks)compared to only 28 weeks for the corresponding period last year and, to a lesser degree, (ii) the other acquisitions completed during fiscal 2014 (described below). Also influencing the comparability of the Company's fiscal 2015 results of operations to fiscal 2014 were the 2015 Restructuring and the 2014 Events.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes the effects of the 2014 Events on the Company's consolidated results of operations for the three and nine month periods ended June 27, 2014 (in thousands, except for earnings per share):

	Three Months Ended			Nine Months Ended
	June 27, 2014			June 27, 2014
	U.S. GAAP	Effects of 2014 Restructuring	Without 2014 Restructuring	U.S. GAAP	Effects of 2014 Events	Without 2014 Events
Consolidated pre-tax earnings (loss)	$118,046	$(56,654)	$174,700	$397,362	$(104,865)	$502,227
Tax (expense) benefit	(46,737)	9,702	(56,439)	(136,304)	26,112	(162,416)
Net earnings of the Group	71,309	(46,952)	118,261	261,058	(78,753)	339,811
Non-controlling interests	(6,467)	—	(6,467)	(19,024)	—	(19,024)
Net earnings of Jacobs	$64,842	$(46,952)	$111,794	$242,034	$(78,753)	$320,787
Diluted earnings (loss) per share	$0.49	$(0.35)	$0.84	$1.83	$(0.59)	$2.42

Backlog at June 26, 2015 was $18.8 billion, and represents an increase of 1.8% over backlog at June 27, 2014. Backlog remains near record levels despite the negative effects on backlog stemming from foreign exchange. New prospects and new sales remain strong and the Company continues to have a positive outlook for many of the industry groups and markets in which our clients operate.

During the three and nine months ended June 26, 2015, the Company repurchased and retired 2.7 million and 8.5 million shares, respectively, of its common stock under its share repurchase program. Total cash spent for the shares repurchased during the three and nine months ended June 26, 2015 was $118.7 million and $372.9 million, respectively. Since program inception, the Company has repurchased and retired approximately 10 million shares of its common stock at a total cash cost of approximately $451.3 million.
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

Results of Operations
Net earnings for the third quarter of fiscal 2015 ended June 26, 2015 increased $26.2 million, or 40.4%, to $91.1 million (or $0.73 per diluted share) from $64.8 million (or $0.49 per diluted share) for the corresponding period last year. For the nine months ended June 26, 2015, net earnings increased $31.1 million, or 12.8%, to $273.1 million (or per $2.15 diluted share) from $242.0 million (or $1.83 per diluted share) for the corresponding period last year. Included in net earnings for both the third quarter of fiscal 2015 and the nine months ended June 26, 2015 are the costs associated with the 2015 Restructuring and the tax benefit associated with the 2015 Inter-company Debt Refinancing discussed above. Included in the net earnings for the third quarter of fiscal 2014 were costs associated with the 2014 Restructuring. Included in the net earnings for the nine months ended June 27, 2014 are the costs associated with the 2014 Events. Excluding the effects of the 2015 Restructuring and the 2014 Restructuring, adjusted net earnings for the third quarter of fiscal 2015 ended June 26, 2015 increased $9.4 million, or 8.4%, to $121.2 million (or $0.97 per diluted share) from $111.8 million (or $0.84 per diluted share) for the corresponding period last year. Excluding the effects of the 2015 Restructuring and the 2014 Events, adjusted net earnings for the nine months ended

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

June 26, 2015 decreased $8.0 million, or 2.5%, to $312.8 million (or $2.46 per diluted share) from $320.8 million (or $2.42 per diluted share) for the corresponding period last year.
Total revenues for the third quarter of fiscal 2015 decreased by $324.3 million, or 10.0%, to $2.91 billion, from $3.23 billion for the third quarter of fiscal 2014. For the nine months ended June 26, 2015, total revenues decreased by $0.5 billion, or 5.1%, to $9.0 billion, from $9.5 billion for the corresponding period last year. The decreases in revenue were due primarily to the impact of changes in foreign exchange rates, reduced pass through revenues, and lower volumes in the Mining and Minerals, Refining - Downstream, Oil & Gas - Upstream, and the Chemicals and Polymers markets.
The Company's results of operations for the three and nine months ended June 26, 2015 were impacted by changes in exchange rates over the corresponding periods last year in Canada, Europe (the "Euro"), Australia, and the U.K.

The following table sets forth our revenues by the various types of services we provide for the three and nine months ended June 26, 2015 and June 27, 2014, respectively (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Technical Professional Services Revenues:
Project Services	$1,513,942	$1,729,093	$4,719,381	$4,960,235
Process, Scientific, and Systems Consulting	284,847	164,002	874,000	477,358
Total Technical Professional Services Revenues	1,798,789	1,893,095	5,593,381	5,437,593
Field Services Revenues:
Construction	826,822	1,045,473	2,515,879	3,119,201
Operations and Maintenance ("O&M")	281,930	293,223	888,618	919,921
Total Field Services Revenues	1,108,752	1,338,696	3,404,497	4,039,122
Total Revenues	$2,907,541	$3,231,791	$8,997,878	$9,476,715

Project Services revenues for the three months ended June 26, 2015 decreased $215.2 million, or 12.4%, from the corresponding period last year. Project Services revenues for the nine months ended June 26, 2015 decreased $240.9 million, or 4.9%, from the corresponding period last year. These decreases in Project Services revenues were due primarily to the lower business volumes in the North American and U.K. Refining - Downstream and Chemicals and Polymers markets, driven principally by the recent decline in oil and other commodity prices, combined with the effects of the strengthening U.S. dollar.

Process, Scientific, and Systems Consulting revenues for the three months ended June 26, 2015 increased $120.8 million, or 73.7%, from the corresponding period last year. Process, Scientific, and Systems Consulting revenues for the nine months ended June 26, 2015 increased $396.6 million, or 83.1%, from the corresponding period last year. The increases were due primarily to the FNS acquisition completed during the fourth quarter of fiscal 2014. The revenues in this service type relate to science, engineering, and technical support services provided primarily to the U.S. federal government clients and its various agencies.

Construction revenues for the three months ended June 26, 2015 decreased $218.7 million, or 20.9%, from the corresponding period last year. Construction revenues for the nine months ended June 26, 2015 decreased $603.3 million, or 19.3%, from the corresponding period last year. The decreases are primarily due to the winding down of a U.S. project in the Mining and Minerals market along with lower volumes in the market overall.

Operations and Maintenance revenues for the three months ended June 26, 2015 decreased $11.3 million, or 3.9%, from the corresponding period last year. Operations and Maintenance revenues for the nine months ended June 26, 2015 decreased $31.3 million, or 3.4%, from the corresponding period last year. The decreases were primarily due to lower volume in the National Government Programs market.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three and nine months ended June 26, 2015 and June 27, 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
National Government Programs	$642,124	$538,296	$1,928,663	$1,617,269
Chemicals and Polymers	547,915	773,153	1,858,147	2,202,097
Refining - Downstream	466,298	560,022	1,405,562	1,705,625
Infrastructure	388,711	352,422	1,168,384	1,000,189
Oil & Gas - Upstream	224,883	280,560	676,662	683,025
Buildings	223,305	215,965	691,266	617,129
Industrial and Other	204,396	158,149	563,090	558,631
Pharmaceuticals and Biotechnology	112,911	88,453	347,078	339,880
Mining and Minerals	96,998	264,771	359,026	752,870
	$2,907,541	$3,231,791	$8,997,878	$9,476,715

For the three months ended June 26, 2015, revenues from clients operating in the National Government Programs market increased $103.8 million, or 19.3%, to $642.1 million from $538.3 million for the corresponding period last year. For the nine months ended June 26, 2015, revenues increased $311.4 million, or 19.3%, to $1.9 billion from $1.6 billion for the corresponding period last year. The increases were due primarily to the FNS acquisition completed during the fourth quarter of fiscal 2014.

For the three months ended June 26, 2015, revenues from projects for clients operating in the Chemicals and Polymers industries decreased $225.2 million, or 29.1%, to $547.9 million from $773.2 million for the corresponding period last year. For the nine months ended June 26, 2015, revenues decreased $344.0 million, or 15.6%, to $1.9 billion from $2.2 billion for the corresponding period last year. The decreases in revenues were due primarily to the normal winding-down and completion of certain projects in the U.S, the U.K, and Europe. Although we continue to receive new awards for FEED (front-end engineering design) and pre-FEED services, larger integrated oil companies continue to re-evaluate their investment opportunities considering current oil prices. We also have long-term relationships with numerous chemical companies around the world, and we continue to believe this industry group will provide strong growth opportunities in the long-term. The acquisition of SKM strengthened our capabilities for customers operating in this market as evidenced by a significant professional services contract we were awarded for what will be the largest chlorine dioxide plant in the world, located in Asia.

For the three months ended June 26, 2015, revenues from clients operating in the Refining - Downstream market decreased $93.7 million, or 16.7%, to $466.3 million from $560.0 million for the corresponding period last year. For the nine months ended June 26, 2015, revenues decreased $300.1 million, or 17.6%, to $1.4 billion from $1.7 billion for the corresponding period last year. The decreases occurred within our operations in Canada, Europe, and the U.K.

For the three months ended June 26, 2015, revenues from clients operating in the Infrastructure market increased $36.3 million, or 10.3%, to $388.7 million from $352.4 million for the corresponding period last year. For the nine months ended June 26, 2015, revenues increased $168.2 million, or 16.8%, to $1.2 billion from $1.0 billion for the corresponding period last year. The increases were due primarily to increased activity in the U.K., the U.S., and Australia. We believe market conditions may continue to improve within this industry group, particularly for transportation, water, and certain other projects around the globe (although there is higher uncertainty in U.S. federal funding for certain highway projects). One example is the Asset Management Programme (AMP6) cycle in the U.K., where we provide a full range of professional services, including regulatory strategic consultancy, engineering, project support and asset maintenance.

For the three months ended June 26, 2015, revenues on projects for clients operating in the Oil & Gas-Upstream market decreased $55.7 million, or 19.8%, to $224.9 million from $280.6 million for the corresponding period last year. For the nine months ended June 26, 2015, revenues decreased $6.4 million, or 0.9%, to $676.7 million from $683.0 million for the corresponding period last year. The Company believes that the recent decline in crude oil prices has dampened our client's near-term capital spending plans. As a result, we see certain clients deploying more of their capital budgets to sustaining capital-type programs (small-cap projects and maintenance-driven work), an area where the Company is strong.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the three months ended June 26, 2015, revenues from clients operating in the Buildings market increased $7.3 million, or 3.4%, to $223.3 million from $216.0 million for the corresponding period last year. For the nine months ended June 26, 2015, revenues increased $74.1 million, or 12.0%, to $691.3 million from $617.1 million for the corresponding period last year. We saw growth globally with health care, higher education, mission critical, and certain other technically complex buildings and facilities supported by the acquisition of SKM. We view the Buildings market as improving as our business in this industry group continues to shift towards projects for clients in the private sector.

For the three months ended June 26, 2015, revenues from clients operating in the Mining and Minerals market decreased $167.8 million, or 63.4%, to $97.0 million from $264.8 million for the corresponding period last year. For the nine months ended June 26, 2015, revenues decreased $393.8 million, or 52.3%, to $359.0 million from $752.9 million for the corresponding period last year. The decreases in revenues in the fiscal 2015 periods were due to the winding down of several projects in North and South America and Australia without significant new work being added. Globally, continuing pressure on commodity prices have caused our clients in these industries to behave more conservatively when it comes to new spend. It is possible that this situation may continue for the foreseeable future. Accordingly, the Company is refocusing and reallocating it's resources onto brownfield and sustaining capital-type projects. Longer-term, we believe we are well positioned to realize incremental business when the current pricing environment improves.
Direct costs of contracts for the third quarter of fiscal 2015 decreased $247.1 million, or 9.3%, to $2.4 billion from $2.7 billion for the corresponding period last year. Direct costs of contracts for the nine months ended June 26, 2015 decreased $0.4 billion, or 5.6%, to $7.5 billion from $7.9 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as "pass-through costs"). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Pass-through costs for the third quarter of fiscal 2015 decreased $125.9 million, or 18.0%, to $574.4 million from $700.3 million for the corresponding period last year. Pass-through costs for the nine months ended June 26, 2015 decreased $256.4 million, or 11.9%, to $1.9 billion from $2.2 billion for the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business. The change in pass-through costs for the three and none months ended June 26, 2015 when compared to the corresponding periods last year is due primarily to the decline in our field services activity.

As a percentage of revenues, direct costs of contracts for the three and nine months ended June 26, 2015 was 83.3% and 83.4%, respectively. This compares to 82.6% and 83.8% for the three and nine months ended June 27, 2014, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 2015 decreased $53.6 million, or 12.3%, to $384.2 million from $437.8 million for the corresponding period last year. SG&A expenses for the nine months ended June 26, 2015 decreased $37.3 million, or 3.3%, to $1.10 billion from $1.14 billion for the corresponding period last year. The decrease for the three and nine months periods as compared to the prior year was due primarily to lower costs stemming from the 2014 Restructuring, which were partially offset by increased costs related to the 2015 Restructuring. Excluding the impact of the 2015 Restructuring and the 2014 Restructuring, adjusted SG&A expenses for the third quarter of fiscal 2015 decreased $40.6 million, or 10.7%, to $340.5 million from $381.1 million for the corresponding period last year. Excluding the effects of the 2015 Restructuring and the 2014 Events, adjusted SG&A expenses for the nine months ended June 26, 2015 decreased $21.8 million, or 2.0%, to $1.05 billion from $1.07 billion for the corresponding period last year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Net interest expense for the three and nine months ended June 26, 2015 was $3.8 million and $9.8 million, respectively as compared to $2.9 million and $3.1 million for the corresponding period last year. Included in net interest expense for the nine months ended June 27, 2014 was the reversal of $4.1 million of accrued interest expense recorded in connection with income tax liabilities relating to certain contested international tax matters which were favorably resolved during the first quarter of fiscal 2014. Adjusting for this reversal of expense, net interest expense for the nine months ended June 27, 2014 was $7.2 million.

The Company's effective income tax rate for the third quarter ended June 26, 2015 declined to (0.1%) from 39.6% for the corresponding period last year. The Company's effective income tax rate for the nine months ended June 26, 2015 declined to 23.4% from 34.3% for the corresponding period in fiscal 2014. The decrease in the tax rates for both the three and nine months ended June 26, 2015 as compared to the corresponding periods last year was primarily the result of the $23.1 million, or $0.19 per share, tax benefit related to the 2015 Inter-company Debt Refinancing discussed earlier. Also contributing to the decrease in the tax rate for the nine months ended June 26, 2015 when compared to the corresponding period last year were the benefits realized by other, individually insignificant discrete and non-discrete items realized in the third quarter of fiscal 2015.
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
The following table summarizes our backlog at June 26, 2015 and June 27, 2014 (in millions):

	June 26, 2015	June 27, 2014
Technical professional services	$12,189.2	$12,324.2
Field services	6,624.0	6,163.0
Total	$18,813.2	$18,487.2

Our backlog increased $0.3 billion, or 1.8%, to $18.8 billion at June 26, 2015 from $18.5 billion at June 27, 2014. Backlog at June 26, 2015 includes new awards from clients operating in many of the industry groups and markets we serve, and in particular the Chemicals, Infrastructure, and National Governments Programs industry groups and markets. Backlog remains near record levels despite the negative effects on backlog stemming from foreign exchange.
Liquidity and Capital Resources
At June 26, 2015, our principal sources of liquidity consisted of $553.6 million of cash and cash equivalents and $951.1 million of available borrowing capacity under our $1.6 billion revolving credit facility (the "2014 Facility"; refer to the Note Long-term Debt in Notes to Consolidated Financial Statements appearing under Part 1 - Item 1 of this Quarterly Report on Form 10-Q). We finance much of our operations and growth through cash generated by our operations.
During the nine months ended June 26, 2015, our cash and cash equivalents decreased by $179.1 million from $732.6 million at September 26, 2014 to $553.6 million at June 26, 2015. This compares to a net decrease of $483.8 million of cash and cash equivalents during the nine months ended June 27, 2014.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The three most significant factors contributing to the difference in the Company's consolidated cash flows during the nine months ended June 26, 2015 as compared to the corresponding period last year are: (i) the $1.2 billion reduction in cash used to acquire businesses (the Company completed no business acquisitions during the nine months ended June 26, 2015), partially off-set by (ii) $443.8 million of additional cash used during fiscal 2015 to pay-down the Company's long-term debt and (iii) $372.9 million of cash used during fiscal 2015 to repurchase shares of the Company's common stock.

Our operations provided net cash inflows of $386.8 million during the nine months ended June 26, 2015. This compares to net cash inflows of $485.2 million for the corresponding period last year. The $98.5 million decrease in cash flows from operating activities during the nine months ended June 26, 2015 as compared to the corresponding period last year was due primarily to a $182.5 million decrease in cash generated from changes within our working capital accounts (discussed below) offset in part by an increase in net earnings.
With respect to the Company's working capital accounts, the Company's cash flows from operations are greatly affected by the cost-plus nature of our customer contracts. Because such a high percentage of our revenues is earned on cost-plus type contracts, and due to the significance of revenues relating to pass-through costs, most of the costs we incur are included in invoices we send to clients. Although we continually monitor our accounts receivable, we manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, accounts payable, and billings in excess of cost. Accounts payable consist of obligations to third parties relating primarily to costs incurred for projects which are generally billable to clients. Accounts receivable consist of amounts due from our clients — a substantial portion of which is for project-related costs. Billings in excess of cost consist of billings to and payments from our clients for costs yet to be incurred.
This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $182.5 million decrease in cash flows relating to our working capital accounts is not indicative of any known trend within our operations and was due primarily to the timing of cash receipts and payments within our working capital accounts.
Also contributing to the decrease in cash flows relating to our working capital accounts were the fiscal 2015 payments of liabilities accrued as part of the 2014 Restructuring and the timing of income tax payments in the U.S. and Europe.
With respect to the Company's trade accounts receivable, we believe, in general, that our credit risk is not significant in spite of the fact we provide services to clients in a number of countries outside the U.S. Our private sector customers include large, well-known, and well-established multi-national companies, and our government customers consist of national, state, and local agencies located principally in the U.S., the U.K., and Australia. We have not historically experienced significant collection issues with either of our governmental or non-governmental customers.
We used $63.7 million of cash and cash equivalents for investing activities during the nine months ended June 26, 2015 as compared to $1.3 billion used during the corresponding period last year. The decrease is due to the absence of business acquisitions for the for the nine months ended June 26, 2015 as compared to the corresponding period last year when the Company used $1.2 billion ($1.1 billion net of cash acquired) primarily for the acquisition of SKM.
Our financing activities resulted in net cash outflows of $427.1 million during the nine months ended June 26, 2015. This compares to net cash inflows of $380.2 million during the corresponding period last year. The $807.3 million in incremental cash outflows during fiscal 2015 as compared to the previous year was due primarily to (i) a $443.8 million increase in cash used to pay-off long-term debt during fiscal 2015, combined with (ii) $372.9 million used to repurchase shares of Company common stock (discussed in further detail in Part II, Item 2 of this Quarterly Report on Form 10-Q). Substantially all of the amounts borrowed during fiscal 2014 under our 2014 Facility was used to fund the Company's business acquisitions completed last year.
The Company had $553.6 million of cash and cash equivalents at June 26, 2015. Of this amount, approximately $156.1 million was held in the U.S. and $397.5 million was held outside of the U.S., primarily in Canada, Australia, the U.K., and the Eurozone. Other than the tax cost of repatriating funds to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements included in our 2014 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $553.6 million in cash and cash equivalents at June 26, 2015, and our consolidated working capital position was $1.4 billion at that date. In addition, there was $951.1 million of borrowing capacity remaining under the 2014 Facility at June 26, 2015. We believe that the capacity, terms and conditions of the 2014 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The Company had $284.3 million of letters of credit outstanding at June 26, 2015. Of this amount, $2.5 million was issued under the 2014 Facility and $281.8 million was issued under separate, committed and uncommitted letter-of-credit facilities.

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
The Company’s management, with the participation of its Executive Chairman (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 26, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Executive Chairman (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 26, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There were no sales of unregistered equity securities during the third quarter of fiscal 2015.

Share Repurchases
On August 19, 2014, the Board of Directors approved a program to repurchase up to $500 million of the Company's common stock over the next three years. Share repurchases may be executed through various means including, without limitation, open market transactions, privately negotiated transactions or otherwise. The share repurchase program does not oblige the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased, or decreased by the Company's Board of Directors in its discretion at any time. The timing of our share repurchases may depend upon market conditions, other uses of capital, and other factors.
A summary of repurchases of our common stock each fiscal month during the third quarter of fiscal 2015 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2015 through April 24, 2015	808,625	$46.0456	808,625	$130,159
April 25, 2015 through May 22, 2015	926,300	$43.7023	926,300	89,678
May 23, 2015 through June 26, 2015	948,569	$43.2444	948,569	48,658
Total	2,683,494	$44.2465	2,683,494	$48,658

(1)	Includes commissions paid.

On July 23, 2015, the Board of Directors approved a program to purchase up to an additional $500 million of the Company's common stock over the next three years. This approval is in addition to the capacity remaining under the Company's August 2014 $500 million share repurchase authorization, which was $48.7 million as of June 26, 2015. The new share repurchase authorization is subject to the same general terms and conditions as the prior share repurchase authorization summarized above.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

10.1#	Form of Nonqualified Stock Option Agreement.

10.2#	Form of Restricted Stock Unit Award Agreement (Performance Shares - Net Earnings Growth).

31.1 –	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95 –	Mine Safety Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Management contract or compensatory plan or arrangement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2015