Form 10-K
period 2015-10-02
JACOBS ENGINEERING GROUP INC /DE/
filed 2015-11-24
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2015                         Commission File No. 1-7463
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
Indicate by check-mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
There were 122,557,955 shares of common stock outstanding as of November 20, 2015. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $5.6 billion as of March 27, 2015, based upon the last reported sales price on the New York Stock Exchange on that date.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be issued in connection with its 2016 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

JACOBS ENGINEERING GROUP INC.
Fiscal 2015 Annual Report on Form 10-K

PART I
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as "expects," "anticipates," "believes," "seeks," "estimates," "plans," "intends," “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those listed and discussed in Item 1A—Risk Factors below. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described herein and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").
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

•
Construction Services (encompassing traditional field construction services as well as modular construction consulting capabilities, direct hire construction, and construction management services); and

•
Operations and Maintenance Services (including services performed in connection with operating large, complex facilities on behalf of clients, as well as services involving process plant and facilities maintenance).

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

We strive to provide client value through continuous improvement in our performance. We regularly monitor our clients' expectations, our project delivery protocols and system, and our operational performance. Tools such as our Jacobs Value Enhancing Practices, Global Standard Operating Procedures, project reviews, the Jacobs System to Ensure Project Success ("JSTEPS") and Safe Plans of Action ("SPAs") provide added value to our clients' projects. They also allow us to create performance improvement actions during the project execution. Through continuous improvement upon our performance, our tools, and our processes, we believe we can offer our clients superior value when they do business with us.

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

Our Business Model

Our organizational structure and integrated system for delivering services are key components of our business strategy. Our operating units generally use a matrix organizational structure whereby our project management functions are supported by the various technical planning, design, and construction disciplines that are necessary to effectively execute long-term engineering and construction contracts. We recognize that technical expertise alone cannot grow our business; project management skills and the ability to manage multi-million dollar projects and programs for our clients are critical to our success. Crucial functions, such as project controls and procurement, are embedded within each of our regions and serve operations by providing specialized services required by projects.

Our business is set up to foster cooperation among teams and across our operating units. Historically, we have not operated “profit centers” within the Company, nor do we allow our operating groups to compete against each other for contracts. Our organizational structure and integrated system for delivering services are key components of our business strategy. The following three ideas support our business model:

Multi-Domestic Approach
We work in many countries with locally-staffed offices that share a common set of values, tools, and a single vision, while maintaining one-on-one contact with individual clients. This multi-domestic approach enables us to provide customized service suited to the locale while still taking advantage of the Company’s global network.

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

Cost Management Approach
As the global economy expands and companies providing technical, professional, and construction services are required to compete against each other across geographic boundaries, companies that can provide their clients with cost-efficient solutions to their project needs have the advantage. With a strong focus on managing costs, we provide savings to clients and deliver superior technical, professional, and construction services safely, efficiently, and within the cost and time parameters our clients require.

Jacobs’ corporate functions include Project Delivery, Safety, Finance and Administration, Legal, Human Resources, Information Technology, Compliance and, through fiscal 2015, Global Sales and Marketing, which are all integral to our success.

The Company's Culture

Our employees are our most important and valuable asset and, therefore, the prevention of job-related injuries is given top priority. It is the policy of the Company to provide and maintain a safe and healthy working environment and to follow operating practices that safeguard all employees and result in a more efficient operation.     BeyondZero® , the name of our program that promotes our culture of caring, moves beyond efforts to have an incident and injury-free safety performance. We implement a culture of caring where concern for employees' health, safety, and welfare extends outside the office walls, beyond the project site fences and into their homes, cars, and all the places where they interact with family, friends, and fellow employees.

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

We strive to present a clear and consistent image of our Company to our clients, employees, shareholders, and business partners - regarding how we behave, how we communicate, how we look, and most importantly, how our promises to our clients are delivered - anywhere in the world.

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

The balance inherent in our core values is also evident in our approach to sustainability, which maintains an even balance among the people, the economics, and the environmental aspects of business. Jacobs is driven to continuously improve efficiencies and reduce energy and resources, practices that drive down costs and contribute to a lower impact on the environment. The Company adheres to the following seven sustainability principles:

•	Sustainable development is a corporate priority;

•	We seek broad, deep, differentiated capabilities and services;

•	Sustainable development is integrated into our business;

•	Training and education are important;

•	Our facilities and operations follow sustainable principles;

•	We contribute to the common effort for sustainability; and

•	We are open and transparent.

Applying the best, most efficient and effective sustainable solutions for clients worldwide, in all major industries in which our clients operate, allows us to make a significant contribution to a safe and sustainable future. Each year we issue a Sustainability Report that describes many of our efforts and accomplishments regarding environmental sustainability.

With respect to human resources, our goal is to establish an inclusive, diverse workplace that energizes the people who fuel our Company's growth. Although we are a large company with over 64,000 employees in over 25 countries, our employees are unified in their focus on superior value, safety, and ethical business practices regardless of the country in which they work, and employees frequently move around the system as they grow their careers.

How We Grow

Jacobs has grown significantly since its founding in 1947; both through organic growth and through strategic acquisitions, an important part of the Company’s growth strategy. We have acquired and integrated numerous companies over the years that have enhanced our capabilities, geographic reach, and offerings.

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

The Role of Acquisitions and Strategic Investments in the Development Our Business

When we review acquisition targets, we are conscious of the effect the acquisition may have on our client base. We favor acquisitions that allow us to (i) expand into a new client market; (ii) enhance the range of services we provide existing clients; and/or (iii) access new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our major clients. The following is a brief description of some of our recent key acquisitions (in reverse chronological order):

•
On March 31, 2015, we acquired Suzhou Hans Chemical Engineering Co. ("SHCE") headquartered in China. SHCE has two specialty Class A design licenses in China’s Chemical, Petrochemical and Pharmaceutical industries, which allows the firm to provide engineering design for all types of chemical projects in China irrespective of project size plus procurement and project management services for various projects in China. These combined resources enable Jacobs to offer customers in China a complete spectrum of services for all types of chemical and petrochemical projects.

•
On July 1, 2014, we acquired Federal Network Systems ("FNS"), a subsidiary of Verizon Communications headquartered in Ashburn, Virginia. FNS provides systems integration and communication, information technology and data security solutions for the global market with a particular focus on supporting the Intelligence Community, the U.S. Department of Defense ("DoD"), and federal civilian customers. FNS designs, integrates, secures, operates and maintains highly complex mission critical voice, data and video networks.

•
On February 7, 2014, we acquired Eagleton Engineering, LLC ("Eagleton") headquartered in Houston, Texas. The acquisition enhances our capabilities in midstream and upstream pipeline engineering, design and field surveying services. Eagleton specializes in pipeline engineering, primarily providing professional services and resources to the oil, gas and petrochemical industries. The firm’s services cover the full life cycle of project planning and delivery, from conceptual studies and design to full turnkey engineering, procurement and construction solutions and operational support.

•
On December 24, 2014, we acquired the assets of FMHC Corporation ("FMHC") headquartered in Chicago, Illinois. This acquisition enhances our ability to provide turnkey wireless communications site development, design, network deployment, construction, and related services to clients operating in the wireless telecommunications industry.

•
On December 20, 2013, we acquired Stobbarts Limited, a construction firm based in West Cumbria, United Kingdom. The acquisition enhances our capabilities in nuclear, decommissioning, construction and civil engineering.

•
On December 13, 2013, we acquired Sinclair Knight Merz Management Pty Limited and Sinclair Knight Merz Holdings Limited (collectively, "SKM"), a provider of engineering, design, procurement, construction and project management services. Due to its size and complexities, more information about the SKM acquisition is provided throughout this report.

•
On November 22, 2013, we acquired certain assets and liabilities of MARMAC Field Services, Inc. headquartered in Costa Mesa, California. The acquisition enhances our capabilities in pipeline engineering and design services; both geographically and by adding additional capabilities to serve the utility and gas industries.

•
On October 18, 2013, we acquired a 45% interest in Guimar Engenharia, a privately held engineering services and project management/construction management ("PMCM") company based in Rio de Janeiro, Brazil. The acquisition represents Jacobs’ first significant investment in Brazil. Guimar has a broad client base and operations throughout Brazil, where it is a leading provider of PMCM services for clients in the pulp and paper, petroleum, chemicals, food and beverage, mining and minerals, building and infrastructure industries.

•	On October 14, 2013, we acquired substantially all the assets and liabilities of the Trompeter Group. This acquisition enhances our capabilities in advanced engineering services, maintenance support,

technical training services, and contingent workforce services to the automotive manufacturing industry. The business is headquartered in Detroit, Michigan.

•
On August 30, 2013, our South African joint venture, Jacobs Matasis (Proprietary) Limited, acquired Ilitha Projects and Ilitha Staffing. Ilitha Projects provides management and Engineering, Procurement, Construction and Management (EPCM) services to clients in a broad range of market sectors, including oil and gas, refining, chemicals, power, nuclear, marine mining and metals. Ilitha Staffing supplies technical contract staff sourcing and management services with a strong emphasis on integration with the client’s culture and business practices.

•
Commencing on June 6, 2013, and through the end of fiscal 2015, we acquired further ownership interests in Consulting Engineering Services (India) Private Limited (“CES”), an infrastructure and civil engineering company headquartered in Delhi, India. As of the end of fiscal 2015, the Company's ownership interest in CES is 99.2%. CES provides a range of solutions in infrastructure development, planning, engineering, and construction management.

•
On May 28, 2013, we acquired Compass Technology Services, Inc. ("Compass"), headquartered in Atlanta, Georgia. Compass is a provider of telecommunications professional and field services in the Southeastern U.S. and enhances our capabilities in wireless telecommunications infrastructure design and construction.

•
In August 2012, we acquired a consulting project management business based in Sydney, Australia. The primary purpose of this acquisition was to expand our geographic presence and grow our infrastructure business in Australia.

•
In December 2011, we acquired Unique World Pty Ltd. ("Unique World"), headquartered in Sydney, Australia. Unique World is an information management and knowledge management consultancy specializing in enabling technologies such as collaboration, business process automation, business intelligence, intranets, and portals. Unique World expands our capabilities in Australia to include such information technology ("IT") services, as well as expanding the client base to which we can offer these services.

•
In November 2011, we acquired KlingStubbins, Inc., a 500-person firm headquartered in Philadelphia, Pennsylvania with offices located throughout the U.S. and China. KlingStubbins provides professional services in the areas of architecture, engineering, interiors, planning, and landscape architecture. The markets served by KlingStubbins include corporate/commercial, governmental, science and technology, higher education, mission critical, and interiors.

After we complete an acquisition, we move quickly to integrate the newly acquired operations. We typically assign senior operations personnel to manage the overall integration process with assistance from our sales, accounting, legal, IT, human resources, and risk management departments. Although integrating newly acquired businesses can be very challenging, the assimilation process is critical in order to assure (i) that our global businesses processes and systems are properly deployed throughout the newly-acquired entities and (ii) that we can begin to leverage off the acquired talents, skills, and expertise to grow our business and help our clients execute their capital programs. Newly-acquired businesses are generally not left as stand-alone entities within the Company’s internal reporting system. The businesses we acquire are typically folded in to existing operational organizations within the Company. For additional information regarding certain issues related to our acquisition strategy, please refer to Item 1A— Risk Factors below.

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

All of our offices use a matrix organizational structure. Our results, therefore, are dependent on groups representing technical disciplines (e.g., electrical engineering, mechanical engineering, cost engineering, etc.) supporting project management personnel (who maintain the relationship between our clients and us and are ultimately responsible for delivering projects to our clients safely, on time, and on budget). Additionally, our operating regions use common tools, policies, and procedures to manage and run their respective units. These include project review meetings, project performance evaluations, and project execution plans.

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

During the first quarter of fiscal 2016, we announced a reorganization of our operations around four global lines of business. This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities. The four global lines of business are: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial. Each business unit has a president that reports directly to the Company's President & CEO. As part of the reorganization, certain support functions (i.e. Sales), which have been managed centrally for many years, will be embedded in the new business units and will report to the respective line of business presidents. The costs of other support functions (e.g., accounting, legal, human resources, and information technology) and certain other activities (e.g., global insurance) will either be assigned or allocated to each new business unit using a rationale method of assignment/allocation, or will remain an element of corporate general and administrative expenses. In addition, the Company has significantly modified its major cash incentive plan utilizing forecasted performance metrics aligned along the new lines of business. We are in the process of modifying our systems and work processes to report the results of these business units in an accurate and timely manner. We are also developing processes for accurately eliminating inter-unit revenue and profit. We expect to complete our system and other process changes so that we may accurately report operating results by line of business to the Company's President & CEO no later than the second quarter of fiscal 2016.

Services Provided

As described above, the services we provide generally fall into the following four broad categories: Project Services; Process, Scientific, and Systems Consulting services; Construction services; and Operations and Maintenance services.

The following table sets forth our revenues from each of our four service categories for each of the last five fiscal years (in thousands):

	2015	2014	2013	2012	2011
Project Services	$6,307,015	$6,576,004	$5,977,917	$5,693,419	$5,070,575
Process, Scientific, and Systems Consulting	1,188,418	758,957	705,694	772,031	815,561
Construction	3,291,823	4,138,729	3,825,878	3,145,311	3,060,820
Operations and Maintenance	1,327,576	1,221,467	1,308,887	1,283,017	1,434,708
	$12,114,832	$12,695,157	$11,818,376	$10,893,778	$10,381,664

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

Project Services also includes planning, scheduling, procurement, estimating, cost engineering, project accounting, project delivery (quality), safety, and all other key support services needed for complete cradle-to-grave project delivery.

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

Construction Services

In addition to the construction management services included under Project Services above, we provide traditional field construction services to private and public sector clients. We also provide modular construction consulting services. In the area of environmental remediation and restoration, we also provide environmental remedial construction services for a variety of public and private sector clients.

Historically, our field construction activities have been focused primarily on those construction projects for which we perform much of the related engineering and design work. By focusing our construction efforts in this way, we attempt to minimize the risks associated with constructing complex projects based on designs prepared by third parties. The financial risk to us of constructing complex assets based on designs prepared by third parties may be particularly significant on fixed-price contracts; therefore, we generally avoid this type of project. However, we will pursue construction-only projects when we can negotiate pricing and other contract terms we deem acceptable and which we believe can result in a fair return for the degree of risk we assume.

Operations and Maintenance Services

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

The following table sets forth our revenues from each of the various industry groups and markets in which our clients operate for each of the last five fiscal years (in thousands):

	2015	2014	2013	2012	2011
National Government Programs	$2,643,696	$2,282,116	$2,284,533	$2,272,611	$2,313,240
Chemicals and Polymers	2,380,721	2,985,352	2,391,144	1,704,723	1,461,125
Refining – Downstream	1,955,726	2,239,343	2,337,387	2,379,750	2,256,092
Infrastructure	1,625,895	1,361,574	1,015,864	1,085,649	1,219,633
Oil & Gas – Upstream	919,222	863,344	915,478	790,546	753,471
Buildings	901,041	834,122	738,404	843,938	893,528
Industrial and Other	757,357	758,036	899,756	690,124	630,694
Pharmaceuticals and Biotechnology	474,245	452,662	523,490	576,303	404,687
Mining & Minerals	456,929	918,608	712,320	550,134	449,194
	$12,114,832	$12,695,157	$11,818,376	$10,893,778	$10,381,664

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

Our modular construction consulting capabilities, asset management/maintenance services, and formal client alliances help differentiate us to customers operating in this industry. Using modular construction decreases congestion at the construction site and provides enhanced safety, cost, and project execution benefits in remote locations.

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

As a differentiating aspect of our support to our government clients, we provide asset management services in the form of long-term infrastructure operations and maintenance. Asset management also includes building closures that involve deactivation, decommissioning, and demolition of government facilities. This is an integral part of our services for the U.S. Department of Energy.

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

We also have capabilities in the pharma-bio, data center, government intelligence, corporate headquarters/interiors, and science and technology-based education markets around the globe.

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

Industrial and Other

We provide a broad range of services to our clients operating in the power, pulp and paper, high-technology manufacturing, and food, beverage, and consumer products industries and markets.

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

Food, Beverages, and Consumer Products

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

As companies in this industry continue to experience pressure to decrease product time-to-market, reduce costs, and increase return on investment, the types of services we provide have grown over the years to include modular construction, as well as other consulting and strategic planning to help our clients complete capital projects faster and more efficiently.

Regulatory compliance, state-of-the-art technology, and increased efficiencies are critical issues to our clients in these industries. We have expertise in containment, barrier technology, locally controlled environments, building systems automation, and off-the-site design and fabrication of facility modules, as well as vaccine production and purification, and aseptic processing.

Mining and Minerals

Our mining and minerals business targets the non-ferrous and ferrous metal markets, precious metals, energy minerals (uranium, coal, oil sands), and industrial and fertilizer minerals (mineral sands, borates, trona, phosphates and potash). We work with many of the resources companies undertaking new and existing facility upgrades and process plant developments. We offer project management; front-end studies; full EPCM capabilities; and completions, commissioning and start-up services specializing in new plant construction, brownfield expansions, and sustaining capital and maintenance projects.

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

Our backlog includes expected revenues for contracts that are based on estimates. For additional information regarding our backlog including those risk factors specific to backlog, please refer to Item 1A — Risk Factors, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Our backlog at October 2, 2015 and September 26, 2014 was $18.8 billion and $18.4 billion, respectively. Subject to the factors discussed in Item 1A—Risk Factors below, we estimate that approximately 7.3 billion, or 38.6%, of total backlog at October 2, 2015 will be realized as revenues within the next fiscal year.

Significant Customers

The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last five fiscal years:

2015	2014	2013	2012	2011
21.7%	17.8%	19.9%	22.1%	24.4%

Given the percentage of total revenue derived from the U.S. federal government, the loss of U.S. federal government agencies as customers would have a material adverse effect on the Company. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. For more information on risks relating to our government contracts, see Item 1A - Risk Factors below.

It is uncommon for a commercial customer to contribute 10% or more of the Company’s total revenues. On occasion, however, we will perform a number of field services projects for a single customer in the same fiscal year which, primarily because of the amount of pass-through costs (discussed below) that is included in revenue, will cause total revenue from that customer to exceed 10% of total consolidated revenues. For additional information regarding certain risks related to our customer concentration, please refer to Item 1A — Risk Factors below.

Financial Information About Geographic Areas

Selected financial information regarding the geographic areas in which we operate is included in Note 14 — Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference. For fiscal 2015, approximately 40.9% of our revenues was earned from clients outside the United States. Our international operations are subject to a variety of risks, which are described under Item 1A - Risk Factors below.

Contracts

While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into two broad categories: cost-reimbursable and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last five fiscal years:

	2015	2014	2013	2012	2011
Cost-reimbursable	83%	83%	85%	85%	84%
Fixed-price	17%	17%	15%	15%	16%

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

2015	2014	2013	2012	2011
$2,602.6	$2,954.9	$2,624.8	$2,328.4	$2,118.5

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

Fixed-Price Contracts

Fixed-price contracts include both “lump sum bid” contracts and “negotiated fixed-price” contracts. Under lump sum bid contracts, we typically bid against other contractors based on specifications the client furnishes. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications received, problems with new technologies, and economic and other changes that may occur over the contract period. Additionally, it is not unusual for lump sum bid contracts to lead to an adversarial relationship with clients, which is contrary to our relationship-based business model. Accordingly, lump sum bid contracts are not our preferred form of contract, and, as such, the Company has rarely entered into individual lump sum bid contracts that are material to its financial results. In contrast, under a negotiated fixed-price contract, we are selected as the contractor first and then we negotiate a price with our client. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where we perform some portion of the work before negotiating the total price of the project. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to us. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than other types of contracts. Over the past five years, most of our fixed-price work has been either negotiated fixed-price contracts or lump sum bid contracts for project services, rather than turn-key construction.

Competition

With respect to each of the four broad categories of services we provide, we compete with a large number of companies across the world. Typically, no single company or companies dominate the market in which we provide any such services. We compete based on the following factors, among others: price of services, technical capabilities, reputation for quality, safety record, availability of qualified personnel, ability to timely perform work, and willingness to accept project-related risk. For more information regarding the competitive conditions in our business, please refer to Item 1A—Risk Factors below.

Employees

At October 2, 2015, we had approximately 49,900 full-time, staff employees (including contract staff). Additionally, as of October 2, 2015, there were approximately 14,100 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

Executive Officers of the Registrant

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is set forth under the captions "The Board of Directors and its Committees - Nominees," "The board of Directors and its Committees - Continuing Directors," and "Section 16(a) Beneficial Ownership Reporting

Compliance" in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

			Year Joined the
Name	Age	Position with the Company	Registrant
Steven J. Demetriou	57	President, Chief Executive Officer and Director	2015
Kevin C. Berryman	56	Executive Vice President, Chief Financial Officer	2014
Terence D. Hagen	51	President, Aerospace & Technology	1987
Andrew F. Kremer	58	President, Industrial	1998
Joseph G. Mandel	55	President, Petroleum & Chemicals	2011
Phillip J. Stassi	60	President, Buildings & Infrastructure	1977
Santo Rizzuto	55	Former Executive Vice President, Operations	2013
Cora L. Carmody	57	Senior Vice President, Information Technology	2008
Geoffrey P. Sanders	58	Senior Vice President and Chief Accounting Officer	1988
Lori S. Sundberg	51	Senior Vice President, Global Human Resources	2013
Michael R. Tyler	59	Senior Vice President and General Counsel	2013

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors of the Company. Messrs. Hagen, Kremer, Stassi and Sanders as well as Ms. Carmody have each served in executive and senior management capacities with the Company for more than five years. Below is additional information on the executive officers.

Mr. Demetriou joined the Company in August 2015. Mr. Demetriou served as Chairman and CEO of Aleris Corporation for 14 years, a global downstream aluminum producer based in Cleveland, Ohio. Over the course of his career, he has gained broad experience with companies in a range of industries including Metals, Specialty Chemicals, Oil & Gas, Manufacturing and Fertilizers.

Mr. Berryman joined the Company in December 2014. Mr. Berryman served as EVP and CFO for five years at International Flavors and Fragrances Inc., an S&P 500 company and leading global creator of flavors and fragrances used in a wide variety of consumer products. Prior to that, he spent 25 years at Nestlé in a number of finance roles including treasury, mergers & acquisitions, strategic planning, and control.

Mr. Mandel joined the Company in February 2011 through the acquisition of certain operating companies comprising Aker Solutions ASA, a global provider of products, systems and services to the oil and gas industry. Mr. Mandel served in various senior management roles with Aker Solutions ASA since first joining them in 1995.

Mr. Rizzuto was Chief Executive Officer and Managing Director of SKM from October 2011 until the company's acquisition by Jacobs in December 2013. From 1997 to 2011 he served in a number of global operational leadership roles within SKM. As previously announced Mr. Rizzuto will be leaving the company in December 2015 as part of the Company's reorganization along global lines of business.

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

Ms. Carmody's last day with the Company was October 2, 2015.

Available Information

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, D.C. 20549. In order to obtain information about the operation of the Public Reference Room, a person may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is http://www.sec.gov. You may also read and download the various reports we file with, or furnish to, the SEC free of charge from our website at www.jacobs.com.

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
Construction and maintenance sites are inherently dangerous workplaces. If we fail to maintain safe work sites, we can be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities.
Construction and maintenance sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials, in a challenging environment. On many sites we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement such procedures or if the procedures we implement are ineffective, our employees and others may become injured, disabled or even lose their lives, the completion or commencement of our projects may be delayed, and we may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients, and raise our operating costs. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition, and results of operations.
In addition, our projects can involve the handling of hazardous and other highly regulated materials, which, if improperly handled or disposed of, could subject us to civil and/or criminal liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional groups whose primary purpose is to ensure we implement effective health, safety, and environmental (“HSE”) work procedures throughout our organization, including construction sites and maintenance sites, the failure to comply with such regulations could subject us to liability. In addition, despite the work of our functional groups, we cannot guarantee the safety of our personnel or that there will be no damage to or loss of our work, equipment or supplies.
Our safety record is critical to our reputation. Many of our clients require that we meet certain safety criteria to be eligible to bid for contracts and many contracts provide for automatic termination or forfeiture of some or all of our contract fees or profit in the event we fail to meet certain measures. Accordingly, if we fail to maintain adequate safety standards, we could suffer reduced profitability or the loss of projects or clients, which could have a material adverse impact on our business, financial condition, and results of operations.
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
Current global economic and political conditions have negatively impacted many of our clients’ ability and willingness to fund their projects, including their ability to raise capital and pay, or timely pay, our invoices. They have also caused our clients to reduce their capital expenditures, alter the mix of services purchased, seek more favorable price and other contract terms, and otherwise slow their spending on our services. For example, in the public sector, declines in state and local tax revenues as well as other economic declines may result in lower state and local government spending. In addition, due to these conditions many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions have reduced , and may continue to reduce, the demand for our services, which has had, and may continue to have a significant negative impact on our business, financial condition and results of operations.
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
Commodity prices can affect our customers in a number of ways. For example, for those customers that produce commodity products such as oil, gas, copper, or fertilizers, fluctuations in price can have a direct effect on their profitability and cash flow and, therefore, their willingness to continue to invest or make new capital investments. To the extent commodity prices decline or fluctuate and our customers defer new investments or cancel or delay existing projects, the demand for our services decreases, which may have a material adverse impact on our business, financial condition, and results of operations.
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
If we fail to provide our services in accordance with applicable professional standards, we could be exposed to large damages or even criminal violations. Our engineering practice, for example, involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. While we do not generally accept liability for consequential damages in our contracts, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant professional or product liability, and warranty or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or the fees we generate, may not be covered by insurance at all due to various exclusions in our coverage, and could impact our ability to obtain insurance in the future. Further, even where coverage applies, the policies have deductibles, which result in our assumption of exposure for a layer of coverage with respect to any claim filed by us. In addition, clients or subcontractors who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a high deductible, if successful and of a material magnitude, could have a substantial impact on our operations.
We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted.
We face intense competition to provide technical, professional, and construction services to clients. The extent of such competition varies by industry, geographic market, and project type. For example, with respect to our construction and operations and maintenance services, clients generally award large projects to large contractors, which may give our larger competitors an advantage when bidding for these projects. Conversely, with respect to our engineering, design, architectural, and consulting services, low barriers of entry can result in competition with smaller, newer competitors. The extent and type of competition varies by market and geographic area. Competition can place downward pressure on our contract prices and profit margins, and may force us to accept contractual terms and conditions that are less favorable to us, thereby increasing the risk that we may not realize profit margins at the same rates as we've seen in the past. If we are unable to compete effectively, we may experience a loss of market share or reduced profitability or both, which if significant, could have a material adverse impact on our business, financial condition, and results of operations.

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.
Our revenues are derived from new contract awards. Delays in the timing of the awards or cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale projects as these contracts frequently involve a lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, governmental and environmental approvals. Since a significant portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. In addition, many of these contracts are subject to financing contingencies and as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities which could have a material adverse effect on our business, financial condition and results of operations.
The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition, and results of operations.
We are a party to litigation in the normal course of business. Since we engage in engineering and construction activities for large facilities and projects where design, construction or systems failures can result in substantial injury or damage to employees or others, we are exposed to substantial claims and litigation and investigations if there is a failure at any such facility or project. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution, and environmental damage and be brought by our clients or third parties, such as those who use or reside near our clients’ projects. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of our contracts with clients, subcontractors, and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses, and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while clients and subcontractors may agree to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.
We maintain insurance coverage for various aspects of our business and operations. Our insurance programs have varying exclusions, coverage limits and maximums, and insurance companies may seek to deny claims we might make. In addition, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits, and retentions under these programs. As a result, we may be subject to future liability for which we are only partially insured, or completely uninsured.
Although in the past we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles. We monitor the financial health of the insurance companies from which we procure insurance, and this is one of the factors we take into account when purchasing insurance. Our insurance is purchased from a number of the world's leading providers, often in layered insurance or quota share arrangements. If any of our third party insurers fail, abruptly cancel our coverage or otherwise cannot satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.
In addition, the nature of our business sometimes results in clients, subcontractors, and vendors presenting claims to us for, among other things, recovery of costs related to certain projects. Similarly, we occasionally present change orders and claims to our clients, subcontractors, and vendors for, among other things, additional costs exceeding the original contract price. If we fail to document properly the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors, and vendors, we could incur cost overruns, reduced profits or, in some cases, a loss for a project. Further, these claims can be the subject of lengthy negotiations, arbitration or litigation proceedings, which could result in the investment of significant amounts of working capital pending the resolution of the relevant change orders and claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results. Additionally, irrespective of how well we document the nature of our claims and change orders, the cost to prosecute and defend claims and change orders can be significant.

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

The nature of our contracts, particularly those that are fixed-price, subject us to risks of cost overruns. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

For fiscal 2015, approximately 17.0% of our revenues were earned under fixed-price contracts. Such contracts require us to estimate the total cost of the project in advance of our performance. For these contracts, we may benefit from any cost-savings, but we bear the risk of paying some, if not all, of any cost overruns. Fixed-price contract amounts are established in part on cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of raw materials, or our vendors’ or subcontractors’ inability or failure to perform, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.

Our contracts that are fundamentally cost reimbursable in nature may also present a risk to the extent the final cost on a project exceeds the amount the customer expected or budgeted. Like fixed-price contracts, the expected cost of cost-reimbursable projects are based in part on our estimates of the resources and time necessary to perform such contracts. If we are unable to properly support the costs we incur or otherwise fail to obtain proper reimbursement for all costs incurred - for whatever reason - the project may be less profitable than we expect or even result in losses. Additionally, we may be required to pay liquidated damages if we fail to meet schedule or performance requirements of our contracts, which could harm our reputation and have a material adverse impact on our business, financial condition, and results of operation.

Our continued success is dependent upon our ability to hire, retain, and utilize qualified personnel.
The success of our business is dependent upon our ability to hire, retain, and utilize qualified personnel, including engineers, architects, designers, craft personnel, and corporate management professionals at a reasonable cost who have the required experience and expertise. The market for these and other personnel is competitive. From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. In addition, some of our personnel hold government granted clearance that may be required to obtain government projects. If we were to lose some or all of these personnel, they would be difficult to replace.
In addition, in the event that any of our key personnel retire or otherwise leave the Company, we need to have appropriate succession plans in place and to successfully implement such plans, which requires devoting time and resources toward identifying and integrating new personnel into leadership roles and other key positions. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact on our business, financial condition, and results of operations.
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
As of the end of fiscal 2015, our backlog totaled approximately $18.8 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of wide-spread economic slowdowns.

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
Contracts with the U.S. federal government and other governments and their agencies, which are a significant source of our revenue and profit, are subject to various uncertainties, restrictions, and regulations including oversight audits by various government authorities as well as profit and cost controls, which could result in withholding or delay of payments to us. Government contracts are also exposed to uncertainties associated with funding such as sequestration and budget deficits. Contracts with the U.S. federal government, for example, are subject to the uncertainties of Congressional funding. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated.
As a result, our government clients may reduce the scope or terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. Since government contracts represent a significant percentage of our revenues (for example, those with the U.S. federal government represented approximately 21.7% of our total revenue in fiscal 2015), a significant reduction in government funding or the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations.
Most government contracts are awarded through a rigorous competitive process. The U.S. federal government has increasingly relied upon multiple-year contracts with multiple contractors that generally require those contractors to engage in an additional competitive bidding process for each task order issued under a contract. This process may result in us facing significant additional pricing pressure and uncertainty and incurring additional costs. Moreover, we may not be awarded government contracts because of existing policies designed to protect small businesses and under-represented minorities. Our inability to win new contracts or be awarded work under existing contracts could have a negative impact on our business and results of operations.
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
As is common in the industry, we perform certain contracts as a member of joint ventures, partnerships, and similar arrangements. This situation exposes us to a number of risks, including the risk that our partners may be unable to fulfill their obligations to us or our clients. We cannot control the actions of our joint venture partners, including the nonperformance, default or bankruptcy of our joint venture partners. Our partners may be unable or unwilling to provide the required levels of financial support to the partnerships. If these circumstances occur, we may be required to pay financial penalties or liquidated damages, provide additional services, or make additional investments to ensure adequate performance and delivery of the contracted services. Under agreements with joint and several liabilities, we could be liable for both our obligations and those of our partners. These circumstances could also lead to disputes and litigation with our partners or clients, all of which could have a material adverse impact on our reputation, business, financial condition, and results of operations. We depend on the management effectiveness of our joint venture partners. Differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues, which could materially affect the business and operations of these ventures.
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
Much of the work performed under our contracts is performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications.

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
Negative conditions in the credit and financial markets and delays in receiving client payments could result in liquidity problems, adversely affecting our cost of borrowing or our business.
Although we finance much of our operations using cash provided by operations, at times we depend on the availability of credit to grow our business and to help fund business acquisitions. In addition, some of our clients depend on the availability of credit to help finance their capital projects. Instability in the credit markets in the U.S. or abroad, could cause the availability of credit to be relatively difficult or expensive to obtain at competitive rates, on commercially reasonable terms or in sufficient amounts. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to us. We may also enter into business acquisition agreements that require us to access credit, which if not available at the closing of the acquisition could result in a breach of the acquisition agreement and a resulting claim for damages by the sellers of such business. In addition, market conditions could negatively impact our clients’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse impact on our business, financial condition, and results of operations.
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
In addition, we typically bill our clients for our services in arrears and are, therefore, subject to our clients delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures due to, among other reasons, our clients’ unwillingness to pay for alleged poor performance or to preserve their own working capital. If one or more clients delays in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse impact on our liquidity, financial condition, and results of operations.
Furthermore, our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, South America, Australia and Asia. Some of our accounts hold deposits in amounts that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy or forced receivership, or have been seized by their governments, there is a risk that such events may occur in the future. If any such events were to occur, we would be at risk of not being able to access our cash which may result in a temporary liquidity crisis that could impede our ability to fund our operations, which could have a material adverse impact on our business, financial condition, and results of operations.
Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win some contracts.
In line with industry practice, we are often required to provide performance or payment bonds or letters of credit to our customers. These instruments indemnify the customer should we fail to perform our obligations under the contract. If a bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate bond or letter of credit, we cannot pursue that project. Historically, we have had adequate bonding and letter of credit capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion and the issuance of a letter of credit is based on the Company's credit worthiness. Because of an overall lack of worldwide bonding capacity, we may find it difficult to find sureties who will provide required levels of bonding or such bonding may only be available at significant additional cost. There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our existing credit facilities. Our inability to obtain adequate bonding and, as a result, to bid on new contracts that require such bonding or letter of credit could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
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
Such laws, regulations and policies are reviewed periodically and any changes could affect us in substantial and unpredictable ways. Such changes could, for example, relax or repeal laws and regulations relating to the environment, which could result in a decline in the demand for our environmental services and, in turn, could negatively impact our revenue. Changes in the environmental laws and regulations, remediation obligations, enforcement actions, stricter interpretations of existing requirements, future discovery of contamination or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities that we currently do not anticipate. If we fail to comply with such laws or regulations, whether actual or alleged, we could be exposed to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect our business, financial condition and results of operations.
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
We are subject to U.S. federal, state, local and foreign laws and regulations that affect our business. For example, our global operations require importing and exporting goods and technology across international borders. Although we have policies and procedures to comply with U.S. and foreign international trade laws, the violation of such laws could subject the Company and its employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges privileges or debarment from participation in U.S. government contracts, and could damage our reputation and our ability to do business.
Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, regulations pertaining to export control, environmental laws, and any other applicable laws or regulations. For example, we routinely provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, cancellation of contracts, loss of security clearance, and suspension or debarment from contracting, which could weaken our ability to win contracts and result in reduced revenues and profits and could have a material adverse impact on our business, financial condition, and results of operations.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
The U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. If we are found to be liable for FCPA or other violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.
The loss of or a significant reduction in business from one or a few customers could have an adverse impact on us.
A few clients have in the past and may in the future account for a significant portion of our revenue and/or backlog in any one year or over a period of several consecutive years. For example, in fiscal 2015, 2014, and fiscal 2013, approximately 21.7%, 17.8%, and 19.9%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay, or cancel their contracts at any time. Our loss of or a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.
In addition to the risks discussed elsewhere in Risk Factors, our international operations are also exposed to additional risks and uncertainties including unfavorable political developments and weak foreign economies.
For fiscal 2015, approximately 40.9% of our revenues was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:

•	Recessions and other economic crises in other regions, such as Europe, or specific foreign economies and the impact on our costs of doing business in those countries;

•	Difficulties in staffing and managing foreign operations, including logistical and communication challenges;

•	Unexpected changes in foreign government policies and regulatory requirements;

•	Lack of developed legal systems to enforce contractual rights;

•	Renegotiation or nullification of our existing contracts;

•	The adoption of new, and the expansion of existing, trade or other restrictions;

•	Embargoes;

•	Changes in labor conditions;

•	Acts of war, civil unrest, force majeure, and terrorism;

•	The ability to finance efficiently our foreign operations;

•	Social, political, and economic instability;

•	Expropriation of property;

•	Tax increases;

•	Currency exchanges rate fluctuations;

•	Limitations on the ability to repatriate foreign earnings; and

•	U.S. government policy changes in relation to the foreign countries in which we operate, including embargoes or other trade restrictions.
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
Our business strategy involves growth through, among other things, the acquisition of other companies. Acquiring companies presents a number of risks, including:

•	Assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition was negotiated;

•	Valuation methodologies may not accurately capture the value of the acquired business;

•	Failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	Difficulties relating to combining previously separate entities into a single, integrated, and efficient business;

•	The effects of diverting management’s attention from day-to-day operations to matters involving the integration of acquired companies;

•	Potentially substantial transaction costs associated with business combinations;

•	Potential impairment resulting from the overpayment for an acquisition or post-acquisition deterioration in an acquired business;

•	Difficulties relating to assimilating the personnel, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;

•	Difficulties retaining key personnel of an acquired business;

•	Increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;

•	Difficulties in applying and integrating our system of internal controls to an acquired business;

•	Increased financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls; and

•	The potential requirement for additional equity or debt financing, which may not be available, or if available, may not have favorable terms.

While we often obtain indemnification rights from the sellers of acquired businesses, such rights may be difficult to enforce, the losses may exceed any dedicated escrow funds, and the indemnitors may not have the ability to financially support the indemnity.

If our management is unable to successfully integrate acquired companies or implement our growth strategy, our operating results could be harmed. In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of an acquisition, including the synergies, cost savings, or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Moreover, we cannot assure that we will continue to successfully expand or that growth or expansion will result in profitability.
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
One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. If we issue additional equity securities, such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages in the Company.
Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our common stock.
Our quarterly operating results may fluctuate significantly, which could cause our operating results to fall below the expectations of securities analysts and have a material negative effect on the price of our common stock. Fluctuations are caused by a number of factors, including:

•	Fluctuations in the spending patterns of our government and commercial customers;

•	The number and significance of projects executed during a quarter;

•	Unanticipated changes in contract performance, particularly with contracts that have funding limits;

•	The timing of resolving change orders, requests for equitable adjustments, and other contract adjustments;

•	Delays incurred in connection with a project;

•	Changes in prices of commodities or other supplies;

•	Changes in foreign currency exchange rates;

•	Weather conditions that delay work at project sites;

•	The timing of expenses incurred in connection with acquisitions or other corporate initiatives;

•	Natural disasters or other crises;

•	Staff levels and utilization rates;

•	Changes in prices of services offered by our competitors; and

•	General economic and political conditions.
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
In preparing our financial statements, our management is required under U.S. GAAP to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•	Recognition of contract revenue, costs, profit or losses in applying the principles of percentage of completion accounting;

•	Estimated amounts for expected project losses, warranty costs, contract close-out or other costs;

•	Recognition of recoveries under contract change orders or claims;

•	Collectability of billed and unbilled accounts receivable and the need and amount of any allowance for doubtful accounts;

•	Estimates of other liabilities, including litigation and insurance revenues/reserves and reserves necessary for self-insured risks;

•	Accruals for estimated liabilities, including litigation reserves;

•	Valuation of assets acquired, and liabilities, goodwill, and intangible assets assumed, in acquisitions;

•	Valuation of stock-based compensation;

•	The determination of liabilities under pension and other post-retirement benefit programs; and

•	Income tax provisions and related valuation allowances.
Our actual business and financial results could differ from our estimates of such results, which could have a material negative impact on our financial condition and results of operations.
An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.
Because we have grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. As of October 2, 2015, we had $3.0 billion of goodwill, representing 39.2% of our total assets of $7.8 billion. We have chosen to perform our annual impairment reviews of goodwill at the end of the third quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.

If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If the fair value of our reporting units is less than their carrying value, we could be required to record an impairment charge. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken. For a further discussion of goodwill impairment testing, please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

We may be required to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage.
We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of October 2, 2015, and September 26, 2014, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $413.1 million and $400.8 million, respectively. See Note 6—Pension Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors. If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 83.0% during fiscal 2015), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition, and results of operations.

We may be affected by market or regulatory responses to climate change.
Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, there is a growing consensus that new and additional regulations may be enacted concerning, among other things, greenhouse gas emissions could result in increased compliance costs for us and our clients. Legislation, international protocols, regulation or other restrictions on emissions could also affect our clients, including those who are involved in the exploration, production or refining of fossil fuels, emit greenhouse gases through the combustion of fossil fuels or emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such policy changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on our business, financial condition, and results of operations. However, these changes could also increase the pace of projects, such as carbon capture or storage projects, that could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.
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
Systems and information technology interruption or failure and data security breaches could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.
We rely heavily on computer, information, and communications technology and related systems in order to properly operate our business. From time to time, we experience occasional system interruptions and delays. In the event we are unable to regularly deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be interrupted or result in the loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, force majeure events, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error, or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects, which could have a material adverse impact on our business, financial condition, protection of intellectual property, and results of operations, as well as those of our clients.

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to and disclosure of our and our clients’ proprietary or classified information. We rely on industry accepted security measures and technology to securely maintain all confidential and proprietary information on our computer systems, but they may still be vulnerable to these threats. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to protect our intellectual property or that of our clients.
Our technology and intellectual property provide us, in many instances, with a competitive advantage. Although we protect our property through patent registrations, license restrictions, and similar mechanisms, we may not be able to successfully preserve our rights and they could be invalidated, circumvented, challenged or become obsolete. In addition, the laws of some foreign countries in which we operate do not protect intellectual property rights to the same extent as the U.S. If we are unable to protect and maintain our intellectual property rights or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could be reduced. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business.

In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. Our competitors may independently attempt to develop or obtain access to technologies that are similar or superior to our technologies.
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
We issue reports and opinions to clients based on our professional engineering expertise as well as our other professional credentials that subject us to professional standards, duties and obligations regulating the performance of our services. For example, we issue opinions and reports to government clients in connection with securities offerings. If a client or another third party alleges that our report or opinion is incorrect or it is improperly relied upon and we are held responsible, we could be subject to significant monetary damages. In addition, our reports and other work product may need to comply with professional standards, licensing requirements, securities regulations and other laws and rules governing the performance of professional services in the jurisdiction where the services are performed. We could be liable to third parties who use or rely upon our reports and other work product even if we are not contractually bound to those third parties. These events could in turn result in monetary damages and penalties.
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

Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Australia; Austria; Belgium; Canada; Chile; China; Finland; France; Germany; Greece; India; Italy; Malaysia; Mexico; Morocco; The Netherlands; Oman; The Philippines; Poland; Puerto Rico; Peru; Republic of Ireland; Saudi Arabia; South Africa; Singapore; Spain; Sweden; United Arab Emirates; and the United Kingdom. Such space is used for operations (providing technical, professional, and other home office services), sales, and administration. Most of our properties are leased. In addition, we own facilities located in Charleston, South Carolina which had served as our principal manufacturing and fabrication site for our modular construction activities. We also have fabrication facilities located in Canada in Pickering, Ontario and Edmonton and Lamont, Alberta. The total amount of space used by us for all of our operations is approximately 8.3 million square feet.
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

	Low Sales Price	High Sales Price
Fiscal 2015:
First quarter	$39.78	$49.94
Second quarter	37.87	45.49
Third quarter	41.68	48.25
Fourth quarter	36.05	44.64
Fiscal 2014:
First quarter	$55.80	$64.27
Second quarter	58.20	66.88
Third quarter	52.57	65.02
Fourth quarter	49.13	55.00
Shareholders
According to the records of our transfer agent, there were 1,116 shareholders of record as of November 20, 2015.

Share Repurchases

On August 19, 2014, the Board of Directors approved a program to repurchase up to $500 million of the Company's common stock over a three year period. Share repurchases may be executed through various means including, without limitation, open market transactions, privately negotiated transactions or otherwise. The share repurchase program does not oblige the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased, or decreased by the Company's Board of Directors in its discretion at any time. The timing of our share repurchases may depend upon market conditions, other uses of capital, and other factors. As of October 2, 2015, the Company exhausted the repurchase capacity under the authorization.

A summary of repurchases of our common stock each fiscal month during the fourth quarter of fiscal 2015 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 27 through July 24, 2015	404	$40.29	404	$532,362
July 25 through August 21, 2015	289	42.88	289	519,974
August 22 through October 2, 2015	536	38.63	536	500,000
Total	1,229	$40.18	1,229	$500,000

(1)	Includes commissions paid.

On July 23, 2015, the Board of Directors approved a program to purchase up to an additional $500 million of the Company's common stock over the next three years. This approval was in addition to the then available capacity remaining under the Company's August 2014 $500 million share repurchase authorization. The new share repurchase authorization is subject to the same general terms and conditions as the prior share repurchase authorization summarized above.
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
Unregistered Sales of Equity Securities.

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

Performance Graph
The following graph and table shows the changes over the past five-year period in the value of $100 invested at the end of fiscal 2010 in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Index, and (3) the Dow Jones Heavy Construction Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

	2010	2011	2012	2013	2014	2015
Jacobs Engineering Group Inc.	100.00	83.44	104.47	150.34	126.15	96.72
S&P 500	100.00	101.14	131.69	157.17	188.18	187.02
Dow Jones US Heavy Construction	100.00	87.48	115.38	145.34	138.73	103.03
Note: The above information was provided by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. Dollar amounts are presented in thousands, except for per share information:

	2015 (a)	2014 (b)	2013	2012 (c)	2011
Results of Operations:
Revenues	$12,114,832	$12,695,157	$11,818,376	$10,893,778	$10,381,664
Net earnings attributable to Jacobs	302,971	328,108	423,093	378,954	331,029
Financial Position:
Current ratio	1.66 to 1	1.66 to 1	2.14 to 1	2.07 to 1	1.47 to 1
Working capital	$1,301,810	$1,542,225	$2,151,939	$1,865,025	$1,011,565
Current assets	3,282,976	3,892,071	4,039,558	3,612,077	3,180,091
Total assets	7,785,926	8,453,659	7,274,144	6,839,433	6,199,226
Cash	460,859	732,647	1,256,405	1,032,457	905,633
Long-term debt	584,434	764,075	415,086	528,260	2,042
Total Jacobs stockholders’ equity	4,291,745	4,469,255	4,213,097	3,722,473	3,312,988
Return on average equity	6.92%	7.56%	10.66%	10.77%	10.73%
Backlog:
Technical professional services	$11,692,404	$12,607,029	$11,118,400	$10,266,500	$9,100,100
Field services	7,114,166	5,773,005	6,099,500	5,643,200	5,189,700
Total	$18,806,570	$18,380,034	$17,217,900	$15,909,700	$14,289,800
Per Share Information:
Basic earnings per share	$2.42	$2.51	$3.27	$2.97	$2.63
Diluted earnings per share	2.40	$2.48	$3.23	2.94	2.60
Stockholders’ equity	34.85	33.92	32.00	28.65	25.93
Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	126,110	132,371	130,945	128,692	127,235
Common Shares Outstanding at Year End	123,153	131,753	131,639	129,936	127,785

(a)	Includes costs of $107.9 million or $0.86 per diluted share, related to the Company's restructuring initiatives in the second, third and fourth quarters of fiscal 2015.

(b)	Includes costs of $109.2 million or $0.82 per diluted share, related to the Company's restructuring initiatives in the third and fourth quarter of fiscal 2014.

(c)	Includes a one-time, after-tax gain of $4.0 million, or $0.03 per diluted share, related to the sale of the Company's intellectual property for iron ore pelletizing and certain other related assets.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We provide for contract losses in their entirety in the period they become known without regard to the percentage of completion. For multiple contracts with a single customer we account for each contract separately.
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
Certain cost-reimbursable contracts with government customers as well as many commercial clients provide that contract costs are subject to audit and adjustment. In this situation, revenues are recorded at the time services are performed based upon the amounts we expect to realize upon completion of the contracts. In those situations where an audit indicates that we may have billed a client for costs that are not allowable under the terms of the contract, we estimate the amount of such nonbillable costs and adjust our revenues accordingly.
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
The expected rates of return on plan assets for fiscal 2016 range from 3.5% to 8.5% compared to 4.5% to 8.5% for the prior year. We believe the range of rates selected for fiscal 2016 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were changed from a range of 1.8% to 8.8% in fiscal 2014 to a range of 1.6% to 7.8% in fiscal 2015. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.
Changes in the actuarial assumptions often have a material effect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at October 2, 2015, was higher (lower) by 0.5%, the PBO would have been lower (higher) at that date by approximately $102.1 million for non-U.S. plans, and by approximately $25.8 million for U.S. plans. If the expected return on plan assets was higher (lower) by 1.0%, the net periodic pension cost for fiscal 2016 would be lower (higher) by approximately $9.0 million for non-U.S. plans, and by approximately $3.6 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the fairness of the actuarial assumptions used.

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
Testing Goodwill for Possible Impairment— The goodwill carried on our Consolidated Balance Sheets is tested annually for possible impairment. In performing the annual impairment test, we evaluate our goodwill at the reporting unit level. For fiscal 2015 and consistent with prior years, we determined that we have two reporting units, which are based on geography. We refer to these reporting units internally as “Europe” and “Non-Europe”. Each of our reporting units conducts the business activities described elsewhere in this 2015 Form 10-K, which includes providing professional technical services such as design, engineering, and architectural services; construction and/or construction management services; and operations and maintenance services.
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
During the first quarter of fiscal 2016, we announced a reorganization of our operations around four global lines of business. This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities. The four global lines of business are: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial. Each business unit has a president that reports directly to the Company's President & CEO. As part of the reorganization, certain support functions (i.e. Sales), which have been managed centrally for many years, will be embedded in the new business units and will report to the respective line of business presidents. The costs of other support functions (e.g., accounting, legal, human resources, and information technology) and certain other activities (e.g., global insurance) will either be assigned or allocated to each new business unit using a rationale method of assignment / allocation, or will remain an element of corporate general and administrative expenses. In addition, the Company has significantly modified its major cash incentive plan utilizing forecasted performance metrics aligned along the new lines of business. We are in the process of modifying our systems and work processes to report the results of these business units accurately and timely. We are also developing processes for accurately eliminating inter-unit revenue and profit. We expect to complete our system and other process changes so that we may accurately report operating results by line of business to the Company's President & CEO no later than the second quarter of fiscal 2016.
U.S. GAAP does not prescribe a specific valuation method for estimating the fair value of reporting units. The valuation technique used to estimate the fair value of the reporting units requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others.
For fiscal years 2014 through 2015, we used both an income approach and a market approach to test our goodwill for possible impairment. Such approaches require us to make estimates and judgments. Under the income approach, fair value is determined by using the discounted cash flows of our reporting units. Under the market approach, the fair value of our reporting units is determined by reference to guideline companies that are reasonably comparable to our reporting units; the fair values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of fair values indicated. The fair values for each reporting unit exceeded the respective book values by over 20% to 40%. The key assumptions used to determine the fair value of our reporting units in our testing were:
Income Approach
With respect to the income approach, we utilized internal financial projections through fiscal 2018 (for the fiscal 2014 impairment analysis) and fiscal 2019 (for the fiscal 2015 impairment analysis). We assumed a weighted average cost of capital of 11.00% (for the fiscal 2014 impairment analysis) and 11.25% (for the fiscal 2015 impairment analysis). We also assumed a residual period growth rate of 3.00% (for both the fiscal 2014 and fiscal 2015 impairment analyses).
Market Approach
With respect to the market approach, for guideline publicly traded companies reasonably comparable to the Company's reporting units, the Company used multiples ranging from 5.9 to 7.6 of EBITDA (earnings before interest, taxes, depreciation, and amortization) and 7.6 to 10.0 of EBIT (earnings before interest and taxes), for the fiscal year 2014 test applied to the projected fiscal year 2014 to 2016 financial results for each of our reporting units. The Company used multiples ranging from 6.3 to 6.4 of EBITDA and 7.4 to 7.5 of EBIT, for the fiscal year 2015 test applied to the projected fiscal year 2015 to 2017 financial results for each of our reporting units.
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
The Company performs the annual goodwill impairment test for the reporting units at the end of the third quarter of our fiscal year. The Company will test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the fair value of our reporting units substantially exceeded their respective carrying values for fiscal years 2015, 2014, and 2013.
Based on the most recent results of our annual impairment tests, there were no indications of impairment of the goodwill shown in our Consolidated Balance Sheets at either October 2, 2015, or September 26, 2014. Furthermore, the Company performed an interim impairment assessment at October 2, 2015, and concluded that it was not more likely than not that the fair value of either reporting unit had been reduced to an amount below its carrying amount.

Fiscal 2015 — Overview

Fiscal Year
The Company’s fiscal year ends on the Friday closest to September 30 (determined on the basis of the number of workdays) and, accordingly, an additional week of activity is added every five-to-six years. Fiscal 2015 results of operations includes an additional week of operations as compared to fiscal 2014 and fiscal 2013, which was not material to the Company's fiscal 2015 consolidated results of operations.
The 2015 Restructuring
During the second quarter of fiscal 2015, the Company commenced a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the "2015 Restructuring"). Actions related to the 2015 Restructuring completed during the fiscal year include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. We are not exiting any service types or client end-markets. The Company's consolidated results of operations for fiscal 2015 include a $157.2 million pre-tax impact relating to costs associated with the 2015 Restructuring. The costs of the 2015 Restructuring are almost entirely included in selling, general, and administrative expense in the accompanying Consolidated Statements of Earnings. The Company expects to largely complete the 2015 Restructuring by the end of the first quarter of fiscal 2016. The following table summarizes the effects of the 2015 Restructuring on the Company's consolidated results of operations for fiscal 2015 (in thousands, except for earnings per share):

	Year Ended
	October 2, 2015
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Consolidated pre-tax earnings (loss)	$430,137	$(157,192)	$587,329
Tax (expense) benefit	(101,255)	49,278	(150,533)
Net earnings of the Group	328,882	(107,914)	436,796
Non-controlling interests	(25,911)	—	(25,911)
Net earnings of Jacobs	$302,971	$(107,914)	$410,885
Diluted earnings (loss) per share	$2.40	$(0.86)	$3.26

The 2015 Inter-company Debt Refinancing

During the third quarter of fiscal 2015, the Company completed the refinancing of certain international inter-company debt (the "2015 Inter-company Debt Refinancing"). The 2015 Inter-company Debt Refinancing resulted in a one-time tax benefit of $23.1 million, or $0.18 per share.
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
2015 Overview
The Company's GAAP net earnings for fiscal 2015 decreased by $25.1 million, or 7.6%, compared to fiscal 2014. Included in net earnings for fiscal 2015 is the 2015 Inter-company Debt Refinancing. Included in our fiscal year 2015 results was a $12.1 million negative impact related to the strengthening U.S. Dollar. Excluding the effects of the 2015 Restructuring and the 2014 Restructuring, the Company's adjusted net earnings for fiscal 2015 decreased by $26.4 million, or 6.0%, compared to the prior year.

The effects of lower prices of crude oil and certain commodities, including copper and iron ore, continue to present headwinds for clients operating in the Refining-Downstream, Oil & Gas-Upstream, and Mining and Minerals industries and markets. Our Infrastructure and National Government Programs groups continue to perform well. Actions taken pursuant to the 2015 Restructuring have begun to lower the Company's overall cost structure, which is helping to offset the negative pressures we are experiencing in certain of our markets.

The Company's results for fiscal 2015 when compared to the prior year were positively impacted by (i) the SKM acquisition, which is included for all of fiscal 2015 compared to only approximately 9-1/2 months in fiscal 2014 and, to a lesser degree, (ii) the other acquisitions completed during fiscal 2014 (described below). Also influencing the comparability of the Company's fiscal 2015 results of operations to fiscal 2014 were the 2015 Restructuring and the 2014 Events.

The following table summarizes the effects of the 2014 Events on the Company's consolidated results of operations for fiscal 2014 (in thousands, except for earnings per share):

	Year Ended
	September 26, 2014
	U.S. GAAP	Effects of 2014 Events	Without 2014 Events
Consolidated pre-tax earnings (loss)	$542,166	$(141,541)	$683,707
Tax (expense) benefit	(190,054)	32,359	(222,413)
Net earnings of the Group	352,112	(109,182)	461,294
Non-controlling interests	(24,004)	—	(24,004)
Net earnings of Jacobs	$328,108	$(109,182)	$437,290
Diluted earnings (loss) per share	$2.48	$(0.82)	$3.30

Backlog at October 2, 2015 was $18.8 billion, and represents an increase of 2.3% over backlog at September 26, 2014. Backlog remains near record levels despite the negative effects on backlog stemming from foreign exchange. New prospects and new sales remain strong and the Company continues to have a positive outlook for many of the industry groups and markets in which our clients operate.

During fiscal 2015, the Company repurchased and retired 9.7 million shares of its common stock under its share repurchase program. Total cash spent for the shares repurchased during fiscal 2015 was $422.3 million. As of October 2, 2015, the Company exhausted the $500 million approved by the Board of Directors on August 19, 2014. On July 23, 2015, the Board of Directors approved a program to purchase an additional $500 million of the Company's common stock over the next three years.
Business Combinations Completed During Fiscal 2014
In December 2013, the Company acquired all of the outstanding equity interests in SKM. The acquisition of SKM is described in more detail under Notes to Consolidated Financial Statements, below, as well as on page 7 and beginning on page F-11 of our Annual Report on Form 10-K.
We also completed a number of other acquisitions during fiscal 2014 including Federal Network Systems LLC ("FNS", formerly a subsidiary of Verizon); Eagleton Engineering, LLC; FMHC Corporation; Stobbarts (Nuclear) Limited; Trompeter Enterprises; and MARMAC Field Services, Inc. The results of operations of these other acquisitions were not material, individually or in the aggregate, to the Company's consolidated results of operations for fiscal 2014. During fiscal 2014, we also acquired an additional 15% interest in Jacobs, Zamel and Turbag Consulting Engineers Company ("ZATE"). This transaction brought the Company's ownership in ZATE to 75%.
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

•	Construction Services (encompassing traditional field construction services as well as modular construction consulting services, direct hire construction, and construction management services); and

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

The following table sets forth our revenues by type of service for each of the last three fiscal years (in thousands):

	2015	2014	2013
Technical Professional Services revenues:
Project Services	$6,307,015	$6,576,004	$5,977,917
Process, Scientific, and Systems Consulting	1,188,418	758,957	705,694
Total Technical Professional Services revenues	7,495,433	7,334,961	6,683,611
Field Services revenues:
Construction	3,291,823	4,138,729	3,825,878
Operations and Maintenance (“O&M”)	1,327,576	1,221,467	1,308,887
Total Field Services revenues	4,619,399	5,360,196	5,134,765
	$12,114,832	$12,695,157	$11,818,376

Project Services revenues for the year ended October 2, 2015 decreased $269.0 million, or 4.1%, from the corresponding period last year. The decrease in Project Services revenues was due primarily to the lower business volumes in the Refining - Downstream and Chemicals and Polymers markets, particularly in North American and U.K., driven principally by the decline in oil and other commodity prices, combined with the effects of the strengthening U.S. dollar.

Process, Scientific, and Systems Consulting revenues for the year ended October 2, 2015 increased $429.5 million, or 56.6%, from the corresponding period last year. The increase was due primarily to the FNS acquisition completed during the fourth quarter of fiscal 2014. The revenues in this service type relate to science, engineering, and technical support services provided primarily to the U.S. federal government clients and its various agencies.

Construction revenues for the year ended October 2, 2015 decreased $846.9 million, or 20.5%, from the corresponding period last year. The decrease was primarily due to the winding down of a U.S. project in the Mining and Minerals market combined with lower business volume in the Refining - Downstream line of business.

Operations and Maintenance revenues for the year ended October 2, 2015 increased $106.1 million, or 8.7%, from the corresponding period last year. The increase was primarily due to higher volume in the Chemicals and Polymers and Refining-Downstream markets, partially offset by a decline in National Government Programs.

We focus our services on clients operating in select industry groups and markets. We believe these industry groups and markets have sufficient common needs to permit cross-utilization of our resources. The following table sets forth our revenues by these industry groups and markets for each of the last three fiscal years (in thousands):

	2015	2014	2013
National Government Programs	$2,643,696	$2,282,116	$2,284,533
Chemicals and Polymers	2,380,721	2,985,352	2,391,144
Refining – Downstream	1,955,726	2,239,343	2,337,387
Infrastructure	1,625,895	1,361,574	1,015,864
Oil & Gas – Upstream	919,222	863,344	915,478
Buildings	901,041	834,122	738,404
Industrial and Other	757,357	758,036	899,756
Pharmaceuticals and Biotechnology	474,245	452,662	523,490
Mining & Minerals	456,929	918,608	712,320
	$12,114,832	$12,695,157	$11,818,376
Revenues decreased $580.3 million, or 4.6%, from $12.7 billion for fiscal 2014 to $12.1 billion for fiscal 2015. Revenues for fiscal year 2015 include a negative impact of $561.0 million related to the strengthening U.S. Dollar.

Revenues from clients operating in the National Government Programs market increased $361.6 million, or 15.8%, to $2.6 billion from $2.3 billion for the corresponding period last year. The increase was due primarily to the FNS acquisition completed during the fourth quarter of fiscal 2014.

Revenues from projects for clients operating in the Chemicals and Polymers industries decreased $604.6 million, or 20.3%, to $2.4 billion from $3.0 billion for the corresponding period last year. The decrease in revenues was due primarily to the normal winding-down and completion of certain projects in the U.S, the U.K, and Europe. Although we continue to receive new awards for FEED (front-end engineering design) and pre-FEED services, larger integrated oil companies continue to re-evaluate their investment opportunities considering current oil prices. We have long-term relationships with numerous chemical companies around the world, and we believe this industry group will provide growth opportunities in the long-term. The acquisition of SKM strengthened our capabilities for customers operating in this market as evidenced by a significant professional services contract we were awarded for what will be the largest chlorine dioxide plant in the world, located in Asia.

Revenues from clients operating in the Refining - Downstream market decreased $283.6 million, or 12.7%, to $2.0 billion from $2.2 billion for the corresponding period last year. The decrease occurred within our operations in Canada, Europe, and the U.K.

Revenues from clients operating in the Infrastructure market increased $264.3 million, or 19.4%, from $1.4 billion for fiscal 2014 to $1.6 billion for fiscal 2015. The increase was due primarily to increased activity in the U.K., the U.S., and Australia. We believe market conditions may continue to improve within this industry group, particularly for transportation, water, and certain other projects around the globe (although there is higher uncertainty in U.S. federal funding for certain highway projects). One example is the Asset Management Programme (AMP6) cycle in the U.K., where we provide a full range of professional services, including regulatory strategic consultancy, engineering, project support and asset maintenance.

Revenues on projects for clients operating in the Oil & Gas-Upstream market increased $55.9 million, or 6.5%, to $919.2 million from $863.3 million for the corresponding period last year. The increase was due primarily to higher business volume in the U.S. and the Middle East, partially offset by a decrease in Canada. The Company believes that the recent decline in crude oil prices has dampened our client's near-term capital spending plans. As a result, we expect certain clients to begin deploying more of their capital budgets to sustaining capital-type programs (small-cap projects and maintenance-driven work), an area where the Company is strong.
Revenues from clients operating in the Buildings market increased $66.9 million, or 8.0%, from $834.1 million for fiscal 2014 to $901.0 million for fiscal 2015. We saw growth globally with health care, higher education, mission critical, and certain other technically complex buildings and facilities supported by the acquisition of SKM. We view the Buildings market as improving as our business in this industry group continues to shift towards projects for clients in the private sector.
Revenues from clients operating in the Mining and Minerals markets decreased $461.7 million, or 50.3%, from $918.6 million for fiscal 2014 to $456.9 million for fiscal 2015. The decrease was due to the winding down of several projects in North and South America and Australia without significant new work being added. Globally, continuing pressure on commodity prices have caused our clients in these industries to behave more conservatively when it comes to new spend. It is possible that this situation may continue for the foreseeable future. Accordingly, the Company is refocusing and reallocating its resources onto brownfield and sustaining capital-type projects. Longer-term, we believe we are well positioned to realize incremental business when the current pricing environment improves.
Direct costs of contracts decreased $474.9 million, or 4.5%, from $10.62 billion during fiscal 2014 to $10.15 billion during fiscal 2015. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in connection with providing the services required by client projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.
Pass-through costs decreased $352.2 million, or 11.9%, from $2.95 billion during fiscal 2014 to $2.60 billion for fiscal 2015. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-

through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.
As a percentage of revenues, direct costs of contracts were 83.8% for fiscal 2015, compared to 83.7% for fiscal 2014. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The ratio of direct costs of contracts to revenues was flat over the prior year period.
Selling, general, and administrative ("SG&A") expenses for fiscal 2015 decreased by $22.9 million, or 1.5%, to $1.52 billion, compared to $1.55 billion for fiscal 2014. The decrease in SG&A expenses was primarily due to lower costs stemming from the 2014 Events, which were partially offset by increased costs related to the 2015 Restructuring. Excluding the effects of the 2015 Restructuring and the 2014 Events, adjusted SG&A expenses for fiscal 2015 decreased $67.4 million, or 4.7%, to $1.37 billion from $1.44 billion for the corresponding period last year.
Net interest expense for fiscal 2015 increased $10.5 million to $12.2 million from $1.7 million in fiscal 2014. Included in net interest expense for fiscal 2014 was the reversal of $4.1 million of accrued interest expense recorded in connection with income tax liabilities relating to certain contested international tax matters which were favorably resolved during the first quarter of fiscal 2014. Adjusting for this reversal of expense, net interest expense for fiscal 2014 was $5.9 million.

The Company's effective income tax rate for fiscal 2015 declined to 23.5% from 35.1% in fiscal 2014. The decrease was primarily the result of the $23.1 million, or $0.18 per share, tax benefit related to the 2015 Inter-company Debt Refinancing discussed earlier. Also contributing to the decrease in the tax rate when compared to prior year were the benefits realized by other, individually insignificant discrete and non-discrete items realized in the third and fourth quarters of fiscal 2015.

Fiscal 2014 Compared to Fiscal 2013

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

Revenues from clients operating in the Chemicals and Polymers industries increased $594.2 million, or 24.9%, from $2.4 billion for fiscal 2013 to $3.0 billion for fiscal 2014. This increase occurred throughout many of the geographic locations in which we operate. We continued to receive new awards for FEED (front-end engineering design) and pre-FEED services.
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
Revenues from clients operating in the Mining and Minerals markets increased $206.3 million, or 29.0%, from $712.3 million for fiscal 2013 to $918.6 million for fiscal 2014. The increased revenues in 2014 was due primarily to SKM. Globally, our clients in these industries behaved relatively conservatively during fiscal 2014 when it cames to new spend.

Revenues from clients operating in the Pharmaceutical and Biotechnology markets decreased $70.8 million, or 13.5%, from $523.5 million for fiscal 2013 to $452.7 million for fiscal 2014. The decrease in revenues were due primarily to the normal wind-down and completion of projects, including work on several vaccine plants located in North America.
Revenues from clients operating in the Industrial and Other category decreased $141.7 million, or 15.8%, from $899.8 million for fiscal 2013 to $758.0 million for fiscal 2014. The decrease in revenues was due primarily to decreased activity in the Pulp & Paper market in the U.S. and the High-Technology Manufacturing market in Ireland.
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
SG&A expenses for fiscal 2014 increased by $372.4 million, or 31.7%, to $1.55 billion, compared to $1.17 billion for fiscal 2013. The increase in SG&A expenses reflects the effects of the 2014 Restructuring discussed above as well as the results of operations of SKM. Also included in SG&A expenses for the current fiscal year are transaction-related expenses incurred in connection with the SKM acquisition of $9.2 million. Also included in SG&A expenses for fiscal 2014 are due diligence and other transaction-related costs incurred in connection with other mergers and acquisition activity.
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

Contractual Obligations
The following table sets forth certain information about our contractual obligations as of October 2, 2015 (in thousands):

		Payments Due by Fiscal Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$597,798	$13,364	$—	$584,434	$—
Operating leases (a)	933,250	152,744	255,860	185,803	338,843
Obligations under defined benefit pension plans (b)	416,725	45,930	97,445	105,397	167,953
Obligations under nonqualified deferred compensation plans (c)	136,378	16,023	33,994	36,767	49,594
Purchase obligations (d)	1,473,546	1,473,546	—	—	—
Interest (e)	25,525	7,685	14,764	3,076	—
Total	$3,583,222	$1,709,292	$402,063	$915,477	$556,390

(a)
Assumes the Company will make the end of lease term residual value guarantee payment of $62.4 million in 2025 with respect to the lease of an office building in Houston, Texas. Please refer to Note 10—Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

(b)
Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2016, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of October 2, 2015. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(c)
Assumes that future payments will be consistent with amounts paid in fiscal 2015, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of October 2, 2015.

(d)	Represents those liabilities estimated to be under firm contractual commitments as of October 2, 2015; primarily accounts payable and accrued payroll.

(e)
Determined based on borrowings outstanding at the end of fiscal 2015 using the interest rates in effect at that time and, for our outstanding long term debt, concluding with the expiration date of the 2014 Facility, as defined below.

Backlog
Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. We include in backlog the entire value of contracts at the time the contracts are awarded to us or when we have otherwise been authorized by the client to proceed with the services required by the contracts. With respect to O&M contracts, however, we include in backlog the amount of revenues we expect to receive for only one succeeding year, regardless of the remaining life of the contract. For national government programs (other than U.S. federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, excluding option periods. In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs. In addition, it is not unusual for clients to change the scope of services required by the contract over the life of the project. Accordingly, backlog can fluctuate from one reporting period to the next due to the timing of when new contracts are added to backlog and when the contract revenue is recognized in our consolidated financial statements. Many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years).
Please refer to Item 1A—Risk Factors, above, for a discussion of other factors that may cause backlog to ultimately convert into revenues at different amounts.
The following table summarizes our backlog for each of the last three fiscal years (in millions):

	2015	2014	2013
Technical professional services	$11,692.4	$12,607.0	$11,118.4
Field services	7,114.2	5,773.0	6,099.5
Total	$18,806.6	$18,380.0	$17,217.9
Our backlog at October 2, 2015 increased by $0.4 billion, or 2.3%, to $18.8 billion from $18.4 billion at September 26, 2014. The increase in backlog from September 26, 2014 to October 2, 2015 was due primarily to new awards from clients operating in the Chemicals and Pharmaceuticals industries, off-set in part by an approximate $600 million reduction due to foreign exchange.
Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $4.6 billion (or 24.6% of total backlog), $4.4 billion (or 23.9% of total backlog), and $3.9 billion (or 22.9% of total backlog) at October 2, 2015, September 26, 2014, and September 27, 2013, respectively. Most of our federal contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).
We estimate that approximately 7.3 billion, or 38.6%, of total backlog at October 2, 2015 will be realized as revenues within the next fiscal year.
Effects of Inflation
The effects of inflation on our business is discussed in Item 1A—Risk Factors, and is incorporated herein by reference.
Liquidity and Capital Resources
At October 2, 2015, our primary sources of liquidity consisted of $460.9 million of cash and cash equivalents and $1,013.1 million of available borrowing capacity under our $1.60 billion revolving credit facility (the "2014 Facility").

Additional information regarding the 2014 Facility is set forth in Note 5 - Borrowings in Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K. We finance as much of our operations and growth as possible through cash generated by our operations.
During fiscal 2015, our cash and cash equivalents decreased by $271.8 million from $732.6 million at September 26, 2014 to $460.9 million at October 2, 2015. This compares to a net decrease in cash and cash equivalents of $523.8 million during the corresponding period last year. During fiscal 2015, we experienced net cash inflows of $484.6 million from operating activities offset by outflows of $553.3 million from financing activities, $96.1 million from investing activities, and $106.9 million from the effects of exchange rate changes.
Operations provided net cash of $484.6 million during fiscal 2015. This compares to net cash inflows of $721.7 million and $448.5 million during fiscal 2014 and 2013, respectively. The $237.1 million decrease in cash provided by operations in fiscal 2015 as compared to fiscal 2014 was due primarily to a $264.6 million unfavorable change in the Company's working capital accounts and a $23.2 million decrease in net earnings attributable to the Group partially offset by a $31.2 million change related to the Company's defined benefit pension plans.
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

We used $96.1 million of cash and cash equivalents for investing activities during fiscal 2015. This compares to $1.5 billion and $157.1 million during fiscal 2014 and 2013, respectively. This decrease was primarily the result of minimal acquisition activity in fiscal 2015 as compared to the Company's acquisition of SKM for $1.2 billion ($1.1 billion net of cash acquired) in fiscal 2014. There was also minimal acquisition activity in fiscal 2013.

Additions to property and equipment totaled $88.4 million, $132.1 million, and $127.3 million for fiscal years 2015, 2014, and 2013, respectively. Included in fiscal 2015 and 2014 activity are significant expenditures for leasehold improvements relating primarily to the consolidation of certain office space, expansion of office space and relocations of certain office space, all occurring in a number of locations.
Our financing activities resulted in net cash outflows of $553.3 million during fiscal 2015 as compared to net cash inflows of $304.9 million and net cash outflows of $59.7 million during fiscal 2014 and 2013, respectively. The $858.2 million in incremental cash outflows during fiscal 2015 as compared to the previous year was due primarily to (i) a $502.7 million increase in cash used to pay-off long-term debt during fiscal 2015, combined with (ii) $343.9 million used to repurchase shares of Company common stock (discussed in further detail in Part II, Item 5 of this Annual Report on Form 10-K). Substantially all of the amounts borrowed during fiscal 2014 under our 2014 Facility was used to fund the Company's business acquisitions completed last year.
    The Company had $460.9 million of cash and short term equivalents at October 2, 2015. Of this amount, approximately $99.9 million was held in the U.S. and $361.0 million was held outside of the U.S., primarily in Canada, the U.K., and the Eurozone. Other than the tax cost of repatriating funds held outside the U.S. to the U.S. (see Note 9—Income

Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no impediments to repatriating these funds to the U.S.
The total amount utilized under the 2014 Facility at October 2, 2015 was $586.9 million ($584.4 million in the form of direct borrowings and $2.5 million utilized in the form of letters of credit). Please refer to Note 5—Borrowings of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional information regarding the 2012 facility and the 2014 Facility.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $460.9 million in cash and cash equivalents at October 2, 2015, compared to $732.6 million at September 26, 2014. Our consolidated working capital position at October 2, 2015 was $1.3 billion; a decrease of $240.4 million from September 26, 2014.
Additionally, there was $1.0 billion of borrowing capacity available at October 2, 2015 under the 2014 Facility. We believe that the remaining capacity, terms and conditions of our revolving credit facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.
The Company had $236.4 million of letters of credit outstanding at October 2, 2015. Of this amount, $2.5 million were issued under the 2014 Facility and $233.9 million were issued under separate, committed and uncommitted letter-of-credit facilities.
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
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 2, 2015, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended October 2, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                On November 19, 2015, the Human Resource and Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") approved a new Management Incentive Plan (the “Management Incentive Plan”). The Management Incentive Plan replaces the Company's Incentive Bonus Plan beginning in fiscal 2016.  Specific measures and targets will be assigned to each participant based on their respective role in the organization. Select officers and managers of the Company are eligible to participate in the new Management Incentive Plan, and the Chief Executive Officer automatically participates.  Goals under the Management Incentive Plan will be defined at the corporate and business unit level.

Also on November 19, 2015, the Compensation Committee approved a new form of restricted stock unit agreement under the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as amended and restated.  This new form of award agreement provides for the award of performance-based restricted stock units based on growth in earnings per share from fiscal year to fiscal year (the "Award Agreement").  This metric considers the Company’s net earnings as a factor in the award, and divides such net earnings by the weighted average number of shares of the Company’s common stock outstanding during each fiscal year to reflect the growth in earnings per share from fiscal year to fiscal year.

The foregoing summaries do not purport to be complete and are qualified in their entirety by reference to the terms of the Management Incentive Plan and the Award Agreement, copies of which are filed herewith as Exhibits 10.43 and 10.45, and are incorporated herein by reference.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers, Promoters and Control Persons
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is set forth under the captions “The Board of Directors and its Committees - Nominees,” “The Board of Directors and its Committees - Continuing Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K , as well as the information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers, is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
Code of Ethics
We have adopted a code of ethics for our chief executive, chief financial, and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full text of the codes of ethics and corporate governance guidelines is available at our website at www.jacobs.com. In the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefor on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Jacobs Engineering Group Inc., 155 S. North Lake Avenue, Pasadena, California 91101, Attention: Corporate Secretary.
Corporate Governance
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is set forth under the caption “The Board of Directors and its Committees - Committees of the Board of Directors - Audit Committee” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item is set forth under the captions “The Board of Directors and its Committees - Compensation of Directors for Fiscal 2015,” “The Board of Directors and its Committees - Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of October 2, 2015:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders (a)	4,072,707	$46.06	7,144,884
Equity compensation plans not approved by shareholders	—	—	—
Total	4,072,707	$46.06	7,144,884
____________________

(a)
The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”), and the Global Employee Stock Purchase Plan (the “GESPP”). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occur monthly. Our shareholders have authorized a total of 27.8 million shares of common stock to be issued through the 1989 ESPP and the GESPP. From the inception of the 1989 ESPP and the GESPP through October 2, 2015, a total of 26.5 million shares have been issued, leaving 1.3 million shares of common stock available for future issuance at that date.

The information required by Item 403 of Regulation S-K is set forth under the caption “Security Ownership” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the captions “The Board of Directors and its Committees - Independence of Directors,” “The Board of Directors and its Committees - Committees of the Board of Directors,” and “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth under the captions “Report of the Audit Committee” and “Audit and Non-Audit Fees” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

(1)
The Company’s Consolidated Financial Statements at October 2, 2015 and September 26, 2014 and for each of the three years in the period ended October 2, 2015, September 26, 2014 and September 28, 2012 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

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

2.2
Sales Agreement between Sinclair Knight Merz Management Pty Limited, Sinclair Knight Merz Holdings Limited, Jacobs Engineering Group Inc. and Jacobs Australia Holdings Company Pty, Ltd., dated as of December 13, 2013.  Filed as Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2014 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on January 28, 2014 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 16, 2015 and incorporated herein by reference.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Section 7.04 of Article VII of Exhibit 3.2.

10.1#
The Jacobs Engineering Group Inc. Incentive Bonus Plan for Officers and Key Managers as amended and restated on May 22, 2014. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2015 and incorporated herein by reference.

10.2#	The Executive Security Program of Jacobs Engineering Group Inc. Filed as Exhibit 10.2 to the Registrant’s fiscal 2014 Annual Report on Form 10-K and incorporated herein by reference.

10.3#
Amendment to the Executive Security Program of Jacobs Engineering Group Inc., dated December 23, 2008. Filed as Exhibit 10.3 to the Registrant’s fiscal 2014 Annual Report on Form 10-K and incorporated herein by reference.

10.4#
Amendment to the Executive Security Program of Jacobs Engineering Group Inc., dated May 31, 2009. Filed as Exhibit 10.4 to the Registrant’s fiscal 2014 Annual Report on Form 10-K and incorporated herein by reference.

10.5#
Jacobs Engineering Group Inc. 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.5 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.6#
Jacobs Engineering Group Inc. 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.6 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.7#
Jacobs Engineering Group Inc. 1995 Executive Deferral Plan, effective January 1, 1995. Filed as Exhibit 10.7 to the Registrant’s fiscal 2014 Annual Report on Form 10-K and incorporated herein by reference.

10.8#	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.8 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.9#
The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as Amended and Restated-effective January 22, 2009. Filed as Exhibit 10.9 to the Registrant’s fiscal 2014 Annual Report on Form 10-K and incorporated herein by reference.

10.10#	The Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan. Filed as Exhibit 10.10 to the Registrant’s fiscal 2011 Annual Report on Form 10-K and incorporated herein by reference.

10.11#
Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as Amended and Restated April 1, 2003. Filed as Exhibit 10.12 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.12#
Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-157014) on January 28, 2014 and incorporated herein by reference.

10.13#
Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the third quarter of fiscal 2012 and incorporated herein by reference.

10.14#
Form of Jacobs Engineering Group Inc. Non-Qualified Stock Option Agreement. Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on January 29, 2009 and incorporated herein by reference.

10.15#
Form of Jacobs Engineering Group Inc. Restricted Stock Agreement. Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the second quarter of fiscal 2012 and incorporated herein by reference.

10.16#	Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2012 and incorporated herein by reference.

10.17#	Form of Restricted Stock Award Agreement. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on June 1, 2011 and incorporated herein by reference.

10.18#
Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as Amended and Restated. Filed as Exhibit 10.21 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.19#
Form of Restricted Stock Unit Award Agreement (Performance Shares - Net Earnings Growth 2013 Award). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference.

10.20#
Form of Restricted Stock Unit Award Agreement. (Performance Shares - TSR 2013 Award). Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference.

10.21
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

10.22#
Employment agreement between Jacobs Engineering Group Inc. and Michael Tyler dated May 28, 2013. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference.

10.23#
Retirement Agreement dated April 14, 2014 between the Registrant and Thomas R. Hammond.  Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2014 and incorporated herein by reference.

10.24#
Jacobs Engineering Group Inc. 2005 Executive Deferral Plan, effective January 1, 2005. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2010 and incorporated herein by reference.

10.25#
Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2010. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2010 and incorporated herein by reference.

10.26#
Consulting Agreement between Jacobs Engineering Group Inc. and Noel G. Watson dated July 1, 2010. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2010 and incorporated herein by reference.

10.27#
Amendment No. 1 to Consulting Agreement between the Registrant and Noel G. Watson dated July 1, 2011. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2011 and incorporated herein by reference.

10.28#
Amendment No. 2 to Consulting Agreement between the Registrant and Noel G. Watson dated July 1, 2013. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference.

10.29
Term Loan Agreement dated January 27, 2011 between Jacobs Engineering U.K. Limited and Royal Bank of Scotland Finance (Ireland). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

10.30
Senior Term Loan Facility dated January 26, 2011 between Jacobs Nederland B.V. and BNP Paribas. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

10.31
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

10.34#
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

10.36#
Form of Restricted Stock Unit Award Agreement (Performance Shares - Net Earnings Growth - 2014 Award).  Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2014 and incorporated herein by reference.

10.37#
Form of Restricted Stock Unit Award Agreement (Performance Shares - TSR - 2014 Award).  Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2014 and incorporated herein by reference.

10.38
Amendment No. 3 to Consulting Agreement between the Registrant and Noel G. Watson dated July 1, 2014. Filed as Exhibit 10.40 to the Registrant’s fiscal 2014 Annual Report on Form 10-K and incorporated herein by reference.

10.39#
Offer Letter by and between Jacobs Engineering Group Inc. and Kevin C. Berryman, effective November 12, 2014.  Filed as Exhibit 99.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A on November 17, 2014 and incorporated herein by reference.

10.40#
Transition Agreement with Craig L. Martin, dated as of December 19, 2014. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 23, 2014 and incorporated herein by reference.

10.41#	Letter Agreement with Noel G. Watson, dated as of February 25, 2015. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 2, 2015 and incorporated herein by reference.

10.42
Amendment Agreement, dated as of March 4, 2015, among Jacobs Engineering Group, Inc., certain subsidiaries thereof party thereto, each lender party thereto, each issuer of letters of credit party thereto and Bank of America, N.A., as Administrative Agent and Swing Line Lender. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 5, 2015 and incorporated herein by reference.

10.43#	Form of Transition Agreement. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2015 and incorporated herein by reference.

10.44#
Form of Stock Option Agreement (December 2014 grants). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2015 and incorporated herein by reference.

10.45#	Offer Letter with Steven J. Demetriou, dated as of July 10, 2015. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 16, 2015 and incorporated herein by reference.

10.46#	Form of Nonqualified Stock Option Agreement. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2015 and incorporated herein by reference.

10.47#
Form of Restricted Stock Unit Award Agreement (Performance Shares - Net Earnings Growth). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2015 and incorporated herein by reference.

10.48#	Separation Agreement with Santo Rizzuto dated October 16, 2015. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 22, 2015.

†10.49	Separation Agreement with Cora Carmody, effective September 15, 2015.

†10.50	Jacobs Engineering Group Inc. Management Incentive Plan, as Amended and Restated, effective November 19, 2015.

†10.51	Form of Restricted Stock Agreement (awarded pursuant to the 1999 Stock Incentive Plan).

†10.52	Form of Restricted Stock Unit Agreement (awarded pursuant to the 1999 Stock Incentive Plan).

†10.53	Form of Restricted Stock Unit Agreement (Performance Shares - Earnings Per Share Growth).

†10.54	Form of Restricted Stock Unit Agreement (Performance Shares - TSR).

†10.55	Form of Restricted Stock Unit Agreement (Cash Settled Non-US Employees).

†10.56	Form of Nonqualified Stock Option Agreement (1999 Stock Incentive Plan).

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†95.	Mine Safety Disclosure.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Being filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.
Dated:	November 23, 2015	By:	/S/ Steven J. Demetriou
Steven J. Demetriou
President, Chief Executive Officer, and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Steven J. Demetriou	President, Chief Executive Officer and Director (Principal Executive Officer)	November 23, 2015
Steven J. Demetriou
/S/ Noel G. Watson	Chairman of the Board	November 23, 2015
Noel G. Watson
/S/ Joseph R. Bronson	Director	November 23, 2015
Joseph R. Bronson
/S/ John F. Coyne	Director	November 23, 2015
John F. Coyne
	Director	November 23, 2015
Juan Jose Suarez Coppel
/S/ Robert C. Davidson, Jr.	Director	November 23, 2015
Robert C. Davidson, Jr.
/S/ Ralph E. Eberhart	Director	November 23, 2015
Ralph E. Eberhart
/S/ Edward V. Fritzky	Director	November 23, 2015
Edward V. Fritzky
/S/ Dawne S. Hickton	Director	November 23, 2015
Dawne S. Hickton
/S/ Linda Fayne Levinson	Director	November 23, 2015
Linda Fayne Levinson
/S/ Peter J. Robertson	Director	November 23, 2015
Peter J. Robertson
/S/ Christopher M.T. Thompson	Director	November 23, 2015
Christopher M.T. Thompson
/S/ Kevin C. Berryman	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 23, 2015
Kevin C. Berryman
/S/ Geoffrey P. Sanders	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 23, 2015
Geoffrey P. Sanders

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
October 2, 2015

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2015

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
At October 2, 2015 and September 26, 2014

	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$460,859	$732,647
Receivables	2,548,743	2,867,555
Deferred income taxes	160,298	169,893
Prepaid expenses and other current assets	113,076	121,976
Total current assets	3,282,976	3,892,071
Property, Equipment, and Improvements, Net	381,238	456,797
Other Noncurrent Assets:
Goodwill	3,048,778	3,026,349
Intangibles	353,419	440,192
Miscellaneous	719,515	638,250
Total other noncurrent assets	4,121,712	4,104,791
	$7,785,926	$8,453,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$13,364	$36,732
Accounts payable	566,866	622,875
Accrued liabilities	1,090,985	1,279,556
Billings in excess of costs	309,951	410,683
Total current liabilities	1,981,166	2,349,846
Long-term Debt	584,434	764,075
Other Deferred Liabilities	863,868	834,078
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—123,152,966 shares and 131,752,768 shares, respectively	123,153	131,753
Additional paid-in capital	1,137,144	1,173,858
Retained earnings	3,496,212	3,527,193
Accumulated other comprehensive loss	(464,764)	(363,549)
Total Jacobs stockholders’ equity	4,291,745	4,469,255
Noncontrolling interests	64,713	36,405
Total Group stockholders’ equity	4,356,458	4,505,660
	$7,785,926	$8,453,659
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended October 2, 2015, September 26, 2014, and September 27, 2013
(In thousands, except per share information)

	2015	2014	2013
Revenues	$12,114,832	$12,695,157	$11,818,376
Costs and Expenses:
Direct costs of contracts	(10,146,494)	(10,621,373)	(9,976,057)
Selling, general and administrative expenses	(1,522,811)	(1,545,716)	(1,173,340)
Operating Profit	445,527	528,068	668,979
Other Income (Expense):
Interest income	7,262	9,693	5,395
Interest expense	(19,503)	(11,437)	(12,906)
Gain on sale of intellectual property	—	12,147	—
Miscellaneous income (expense), net	(3,149)	3,695	80
Total other income (expense), net	(15,390)	14,098	(7,431)
Earnings Before Taxes	430,137	542,166	661,548
Income Tax Expense	(101,255)	(190,054)	(221,366)
Net Earnings of the Group	328,882	352,112	440,182
Net Earnings Attributable to Noncontrolling Interests	(25,911)	(24,004)	(17,089)
Net Earnings Attributable to Jacobs	$302,971	$328,108	$423,093
Net Earnings Per Share:
Basic	$2.42	$2.51	$3.27
Diluted	$2.40	$2.48	$3.23
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Fiscal Years Ended October 2, 2015, September 26, 2014, and September 27, 2013
(In thousands)

	2015	2014	2013
Net Earnings of the Group	$328,882	$352,112	$440,182
Other Comprehensive Loss:
Foreign currency translation adjustments	(136,168)	(33,316)	(23,704)
Change in pension liability	33,208	(15,303)	4,496
Gains on cash flow hedges	2,949	1,022	1,467
Other Comprehensive (Loss) Income Before Income Taxes	(100,011)	(47,597)	(17,741)
Income Tax Benefit (Expense):
Foreign currency translation adjustments	—	3,250	—
Change in pension liability	(438)	(14,562)	(3,949)
Losses on cash flow hedges	(766)	(513)	(550)
Total Income Tax Benefit (Expense)	(1,204)	(11,825)	(4,499)
Net Other Comprehensive Loss	(101,215)	(59,422)	(22,240)
Net Comprehensive Income of the Group	227,667	292,690	417,942
Net Comprehensive Income Attributable to Noncontrolling Interests	(25,911)	(24,004)	(17,089)
Total Comprehensive Income Attributable to Jacobs	$201,756	$268,686	$400,853
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net income during the period

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended October 2, 2015, September 26, 2014, and September 27, 2013

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp- rehensive Income (Loss)	Total Jacobs Stock- holders’ Equity	Non- controlling Interests	Total Group Stock- holders’ Equity
Balances at September 28, 2012	$129,936	$953,983	$2,920,441	$(281,887)	$3,722,473	$36,416	$3,758,889
Net earnings	—	—	423,093	—	423,093	17,089	440,182
Foreign currency translation adjustments	—	—	—	(23,704)	(23,704)	—	(23,704)
Pension liability, net of deferred tax expense of $3,949	—	—	—	547	547	—	547
Gain on derivatives, net of deferred tax expense of $550	—	—	—	917	917	—	917
Noncontrolling interest acquired / consolidated	—	11,087	—	—	11,087	(10,293)	794
Distributions to noncontrolling interests	—	—	—	—	—	(7,974)	(7,974)
Issuances of equity securities, net of deferred tax expense of $3,111	2,864	137,592	—	—	140,456	—	140,456
Repurchases of equity securities	(1,161)	(18,038)	(42,573)	—	(61,772)	—	(61,772)
Balances at September 27, 2013	131,639	1,084,624	3,300,961	(304,127)	4,213,097	35,238	4,248,335
Net earnings	—	—	328,108	—	328,108	24,004	352,112
Foreign currency translation adjustments, net of deferred tax benefit of $3,250	—	—	—	(30,066)	(30,066)	—	(30,066)
Pension liability, net of deferred tax expense of $14,562	—	—	—	(29,865)	(29,865)	—	(29,865)
Gain on derivatives, net of deferred tax expense of $513	—	—	—	509	509	—	509
Noncontrolling interest acquired / consolidated	—	4,779	(15,704)	—	(10,925)	(17,724)	(28,649)
Distributions to noncontrolling interests	—	—	(968)	—	(968)	(5,113)	(6,081)
Issuances of equity securities, net of deferred tax expense of $1,264	2,254	114,953	—	—	117,207	—	117,207
Repurchases of equity securities	(2,140)	(30,498)	(85,204)	—	(117,842)	—	(117,842)
Balances at September 26, 2014	131,753	1,173,858	3,527,193	(363,549)	4,469,255	36,405	4,505,660
Net earnings	—	—	302,971	—	302,971	25,911	328,882
Foreign currency translation adjustments	—	—	—	(136,168)	(136,168)	—	(136,168)
Pension liability, net of deferred tax expense of $438	—	—	—	32,770	32,770	—	32,770
Gain on derivatives, net of deferred tax expense of $766	—	—	—	2,183	2,183	—	2,183
Noncontrolling interest acquired / consolidated	—	—	(9,709)	—	(9,709)	9,627	(82)
Distributions to noncontrolling interests	—	—	—	—	—	(7,230)	(7,230)
Issuances of equity securities, net of deferred tax expense of $10,332	1,590	80,801	—	—	82,391	—	82,391
Repurchases of equity securities	(10,190)	(117,515)	(324,243)	—	(451,948)	—	(451,948)
Balances at October 2, 2015	$123,153	$1,137,144	$3,496,212	$(464,764)	$4,291,745	$64,713	$4,356,458
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 2, 2015, September 26, 2014, and September 27, 2013
(In thousands)

	2015	2014	2013
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$328,882	$352,112	$440,182
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	99,924	98,592	69,889
Intangible assets	49,368	46,820	28,985
Loss on sale of business	2,909	—	—
Gain on sale of intellectual property	—	(12,147)	—
Stock based compensation	41,412	43,400	39,518
Tax deficiency (benefit) from stock based compensation	(1,237)	1,344	3,213
Equity in earnings of investees	5,483	(8,394)	(14,140)
Change in pension plan obligations	(5,980)	(37,218)	(8,714)
Change in deferred compensation plans	(3,229)	(7,062)	(8,915)
(Gains) Losses on disposals of assets, net	30,985	(4,668)	519
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	172,958	107,944	(234,864)
Prepaid expenses and other current assets	6,644	(7,217)	(15,898)
Accounts payable	(28,943)	108,241	82,389
Accrued liabilities	(120,847)	(2,172)	(18,214)
Billings in excess of costs	(52,441)	29,833	84,043
Income taxes payable	(22,685)	(17,373)	(12,745)
Deferred income taxes	(31,177)	30,799	2,711
Other deferred liabilities	(15,759)	3,725	(2,199)
Deferred gain on synthetic lease transaction	23,343	—	—
Change in long-term receivables	—	2,828	15,815
Long-term insurance prepayment	—	(17,411)	—
Other, net	4,962	9,740	(3,059)
Net cash provided by operating activities	484,572	721,716	448,516
Cash Flows from Investing Activities:
Additions to property, equipment, and improvements	(88,404)	(132,146)	(127,270)
Disposals of property, equipment, and improvements	369	10,414	4,276
Change in cash related to consolidation of joint ventures	—	—	5,344
Purchases of investments	—	(25,137)	(15)
Sales of investments	13	58	11
Sale of intellectual property	—	12,371	—
Acquisitions of businesses, net of cash acquired	(8,101)	(1,384,342)	(39,429)
Net cash used for investing activities	(96,123)	(1,518,782)	(157,083)

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 2, 2015, September 26, 2014, and September 27, 2013
(In thousands)
Continued

	2015	2014	2013
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,768,639	819,681	—
Repayments of long-term borrowings	(1,907,109)	(455,426)	(118,293)
Proceeds from short-term borrowings	362,433	207,876	59,094
Repayments of short-term borrowings	(382,190)	(226,091)	(35,400)
Proceeds from issuances of common stock	33,222	44,704	46,079
Common stock repurchases	(422,316)	(78,399)	—
Tax (deficiency) benefit from stock based compensation	1,237	(1,344)	(3,213)
Distributions to noncontrolling interests	(7,230)	(6,081)	(7,974)
Net cash provided by (used for) financing activities	(553,314)	304,920	(59,707)
Effect of Exchange Rate Changes	(106,923)	(31,612)	(7,778)
Increase (Decrease) in Cash and Cash Equivalents	(271,788)	(523,758)	223,948
Cash and Cash Equivalents at Beginning of Period	732,647	1,256,405	1,032,457
Cash and Cash Equivalents at End of Period	$460,859	$732,647	$1,256,405

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

	2015	2014	2013
Cost-reimbursable	83%	83%	85%
Fixed-price	17%	17%	15%
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
Certain cost-reimbursable contracts include incentive-fee arrangements. These incentive fees can be based on a variety of factors but the most common are the achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets can result in unrealized incentive fees. We recognize incentive fees based on expected results using the percentage-of-completion method of accounting. As the contract progresses and more information becomes available, the estimate of the anticipated incentive fee that will be earned is revised as necessary. We bill incentive fees based on the terms and conditions of the individual contracts. In certain situations, we are allowed to bill a portion of the incentive fees over the performance period of the contract. In other situations, we are allowed to bill incentive fees only after the target criterion has been achieved. Incentive fees which have been recognized but not billed are included in receivables in the accompanying Consolidated Balance Sheets.

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
The following table sets forth pass-through costs included in revenues for each of the last three fiscal years (in millions):

2015	2014	2013
$2,602.6	$2,954.9	$2,624.8
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
The Fair Value of the Company’s reporting units (used for purposes of determining whether there is an indication of possible impairment of the carrying value of goodwill) is determined using both an income approach and a market approach. Both approaches require us to make certain estimates and judgments. Under the income approach, Fair Value is determined by using the discounted cash flows of our reporting units. Under the market approach, the Fair Values of our reporting units are determined by reference to guideline companies that are reasonably comparable to our reporting units; the Fair Values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

techniques and consider the range of Fair Values indicated. The range of values (both ends of the range) for each reporting unit exceeded the respective book values by over 20% to 40%.
With respect to equity-based compensation (i.e., share-based payments), we estimate the Fair Value of stock options granted to employees and directors using the Black-Scholes option-pricing model. Like all option-pricing models, the Black-Scholes model requires the use of highly subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause drastically different Fair Values to be assigned to our stock option awards. For restricted stock units containing service and market conditions, compensation expense is based on the Fair Value of such units using a Monte Carlo simulation. Due to the uncertainties inherent in the use of assumptions and the results of applying Monte Carlo simulations and because equity awards tend to vest over several years and additional equity awards may be made in the future, the amount of expense recorded in the accompanying consolidated financial statements may not be representative of the effects on our future consolidated financial statements.
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
Cash Equivalents
We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at October 2, 2015 and September 26, 2014 consisted primarily of money market mutual funds and overnight bank deposits.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the Fair Value of the net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized; instead, we test goodwill for possible impairment. We conduct such tests annually (or more frequently if events occur or circumstances change that would more likely than not reduce the Fair Values of our reporting units below their respective carrying values). The first step in the test is to compare the Fair Value of each of the Company’s reporting units to their respective carrying amounts, including goodwill. In the event that the carrying value of a reporting unit exceeds its Fair Value, a second test is performed to measure the amount of the impairment loss, if any. In performing the annual impairment test, the Company evaluates goodwill at the reporting unit level. We have determined that our operating segment is comprised of two reporting units based on geography. Based on the results of these tests, we have determined that the Fair Value of our reporting units substantially exceeded their respective carrying values for fiscal years 2015, 2014, and 2013.

The following table provides certain information related to the Company’s acquired intangible assets for each of the fiscal years presented (in thousands):

	Customer Relationships, Contracts, and Backlog	Developed Technology	Trade Names	Other	Total
Balances, September 28, 2012	$217,729	$20,444	$3,082	$2,507	$243,762
Amortization	(20,731)	(1,533)	(614)	(1,130)	(24,008)
Foreign currency translation	(1,471)	—	(289)	(90)	(1,850)
Balances, September 27, 2013	195,527	18,911	2,179	1,287	217,904
Acquisitions	249,164	—	15,049	—	264,213
Amortization	(37,737)	(1,533)	(3,251)	(693)	(43,214)
Foreign currency translation	1,087	—	171	31	1,289
Balances, September 26, 2014	408,041	17,378	14,148	625	440,192
Acquisitions	(4,315)	—	(1,292)	300	(5,307)
Amortization	(39,967)	(1,533)	(4,172)	(277)	(45,949)
Foreign currency translation	(34,418)	—	(1,085)	(14)	(35,517)
Balances, October 2, 2015	$329,341	$15,845	$7,599	$634	$353,419
Weighted average amortization period (years)	9.2	10.3	4.4	6.9	9.2
The weighted average amortization period includes the effects of foreign currency translation.
The above table excludes the values assigned to those intangible assets embedded in the Company’s investment in AWE Management Ltd. (“AWE”) and Guimar Engenharia LTDA ("Guimar"). Those amounts are included in the carrying value of the Company’s investment in AWE and Guimar. The amount of amortization expense we estimate we will record during each of the next five fiscal years relating to intangible assets existing at October 2, 2015, including those associated with AWE and Guimar, is: fiscal 2016 - $46.5 million; fiscal 2017 - $44.5 million; fiscal 2018 - $43.7 million; fiscal 2019 - $42.7 million; and fiscal 2020 - $40.4 million. The amounts reported for future amortization include the effect of exchange rate changes.
The change in goodwill during the three year period ending October 2, 2015 was due primarily to businesses acquired during fiscal 2014.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in selling, general and administrative expense for fiscal 2014 is $9.2 million of incremental, transaction-related expenses.

The following table presents the final purchase price allocation for SKM (in thousands):

Assets:
Cash and cash equivalents	$152,051
Receivables and other current assets	371,331
Property and equipment and other	71,630
Intangible assets	202,166
Total assets	797,178
Liabilities:
Current liabilities	351,351
Deferred tax liabilities	72,656
Long-term liabilities	20,416
Total liabilities	444,423
Net identifiable assets acquired	$352,755
Goodwill	866,919
Net assets acquired	$1,219,674

The following table presents the values assigned to the acquired SKM intangible assets (in thousands):

Customer relationships / backlog	$193,260
Trade names	8,906
Total	$202,166
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
The following table presents the unaudited, pro forma consolidated results of operations (in millions, except per share amounts) for fiscal year 2014 as if the acquisition of SKM operations had occurred as of September 28, 2012. The period end dates of SKM are different from those of the Company and, accordingly, certain adjustments were made to conform SKM's period end dates to those of the Company. Management believes these adjustments make the comparative data more representative of what the combined results of operations would have been over the pro forma period. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had we actually acquired SKM on September 28, 2012; or (ii) future results of operations:

2014
Revenues	$12,944,848
Net earnings attributable to Jacobs	$335,658
Basic earnings per share	$2.57
Diluted earnings per share	$2.54
The pro forma earnings for fiscal year 2014 were adjusted to exclude $21.4 million of transaction-related costs incurred by both parties. For fiscal year 2014, the pro forma earnings were adjusted to reduce interest expense by $2.3 million

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(for a total of $2.1 million). For fiscal year 2014, the pro forma earnings were adjusted to include net incremental intangible amortization of $2.5 million (for a total of $19.9 million).
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
Share-Based Payments
We measure the value of services received from employees and directors in exchange for an award of an equity instrument based on the grant-date Fair Value of the award. The computed value is recognized as a non-cash cost on a straight-line basis over the period the individual provides services, which is typically the vesting period of the award with the exception of awards containing an internal performance measure which is recognized on a straight-line basis over the vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned. The cost of these awards is recorded in selling, general and administrative expense in the accompanying Consolidated Financial Statements.

The following table presents our stock-based compensation expense for the various types of awards made by the Company for each of the fiscal years presented (in thousands):

Award Type	2015	2014	2013
Restricted Stock and Restricted Stock Units (excluding Market and Performance Awards)	$20,779	$17,307	$12,836
Stock Options	10,683	10,829	11,385
Market and Performance Awards	9,950	15,264	15,297
Total Expense	$41,412	$43,400	$39,518
The Company has two incentive plans whereby eligible employees and directors of Jacobs may be granted stock options, restricted stock, and/or restricted stock units.

Stock Options—Substantially all of the stock options granted during the year were awarded on the same date (although the date is different for employees and directors). The following table presents the assumptions used in the Black-Scholes option-pricing model during each of the last three fiscal years for awards made to employees and directors:

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Awards Made to Employees			Awards Made to Directors
	2015	2014	2013	2015	2014	2013
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	27.00%	34.25%	38.37%	29.28%	35.30%	37.65%
Risk-free interest rate	1.67%	1.79%	1.11%	1.63%	1.76%	0.95%
Expected term of options (in years)	5.82	5.82	5.82	5.82	5.82	5.82
Performance Awards— During fiscal years 2014 and 2013, the Company granted restricted stock units containing service, performance, and market conditions. The restricted stock unit award for these years is split equally between Relative TSR Restricted Stock Units and Net Earnings Growth Restricted Stock Units. During fiscal year 2015, the Company only granted Net Earnings Growth Restricted Stock Units.
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
Substantially all of the TSR restricted stock units awarded during the year are awarded on the same date. The following table presents the assumptions used to value the TSR restricted stock units:

	2014	2013
Dividend yield	—%	—%
Expected volatility	24.77%	29.18%
Risk-free interest rate	0.80%	0.42%
Expected term (in years)	3	3
The number of Net Earnings Growth Restricted Stock Units awarded in fiscal year 2013 in which an employee may ultimately vest shall be equal to the sum of the following: (1) an amount, not less than zero, equal to one-third of the earned Net Earnings Growth Restricted Stock Units grant multiplied by the Net Earnings Growth Performance Multiplier (or, "NEGPM", as defined) determined based upon the growth in the Company's Net Earnings (as defined) over the period starting on the first day of the Company's third quarter of fiscal 2013 and ending on the last day of the Company's second quarter of fiscal 2014; plus, (2) an amount, not less than zero, equal to (A) two-thirds of the earned Net Earnings Growth Restricted Stock Units grant multiplied by the NEGPM determined based upon the average growth in the Company's Net Earnings over the period starting on the first day of the Company's third quarter of fiscal 2013 and ending on the last day of the Company's second quarter of fiscal 2015, minus (B) the amount determined pursuant to (1) above; plus, (3) an amount, not less than zero, equal to (A) the earned Net Earnings Growth Restricted Stock Units grant multiplied by the NEGPM determined based upon the average growth in the Company's Net Earnings over the period starting on the first day of the Company's third quarter of

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal 2013 and ending on the last day of the Company's second quarter of fiscal 2016, minus (B) the amount determined pursuant to (1) and (2) above.
For Net Earnings Growth Restricted Stock Units awarded in fiscal years 2014 and 2015, all of the criteria referenced in the paragraph above are the same over the three year vesting period with the exception of the performance period. The performance periods for fiscal years 2014 and 2015 are based upon the Company's Net Earnings (as defined) over the period starting on the first day of the Company's third quarter of fiscal 2014 and ending on the last day of the Company's second quarter of fiscal 2017 and the Company's Net Earnings (as defined) over the period starting on the first day of the Company's third quarter of fiscal 2015 and ending on the last day of the Company's second quarter of fiscal 2018, respectively.
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

In May 2015, the FASB issued Accounting Standards Update 2015-07—Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by ASC 820—Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset value practical expedient. ASU 2015-07 is effective for entities (other than public business entities) for fiscal years beginning after December 15, 2016, with retrospective application to all periods presented. Early application is permitted. The Company is evaluating the impacts of the ASU, but does not expect the impacts to be material to its consolidated financial statements.
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

	2015	2014	2013
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$28,621,800	$30,354,723	$30,012,848
Under the GESPP	3,535,479	3,314,046	3,068,578
Total	$32,157,279	$33,668,769	$33,081,426
Aggregate Number of Shares Sold:
Under the 1989 ESPP	696,853	553,201	642,675
Under the GESPP	84,361	59,883	64,963
Total	781,214	613,084	707,638
At October 2, 2015, there remains 1,163,967 shares reserved for issuance under the 1989 ESPP and 127,824 shares reserved for issuance under the GESPP.

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

	1999 SIP	1999 ODSP	Total
Number of shares authorized	29,850,000	800,000	30,650,000
Number of remaining shares reserved for issuance at October 2, 2015	10,894,091	323,500	11,217,591
Number of shares relating to outstanding stock options at October 2, 2015	3,790,332	282,375	4,072,707
Number of shares available for future awards:
At October 2, 2015	7,103,759	41,125	7,144,884
At September 26, 2014	7,118,672	90,125	7,208,797
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Fair Value of shares (of restricted stock and restricted stock units) vested during each of the last three fiscal years (in thousands):

	2015	2014	2013
Restricted Stock and Restricted Stock Units (service condition)	18,568	6,820	13,054
Restricted Stock Units (service, market, and performance conditions at target)	11,264	18,675	—
Total	$29,832	$25,495	$13,054
The following table presents the Company’s total pre-tax compensation cost relating to share-based payments included in the accompanying Consolidated Statements of Earnings (in thousands):

2015	2014	2013
$41,412	$43,400	$39,518
At October 2, 2015, the amount of compensation cost relating to nonvested awards not yet recognized in the financial statements is approximately $109.8 million. The majority of the unrecognized compensation costs will be recognized by the first quarter of fiscal 2019. The weighted average remaining contractual term of options currently exercisable is 5.4 years years.

Stock Options
The following table summarizes the stock option activity for each of the last three fiscal years:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at September 28, 2012	5,756,734	$47.23
Granted	753,450	$54.71
Exercised	(1,782,371)	$37.00
Cancelled or expired	(121,601)	$50.22
Outstanding at September 27, 2013	4,606,212	$52.33
Granted	602,525	$53.51
Exercised	(718,065)	$47.18
Cancelled or expired	(269,525)	$54.46
Outstanding at September 26, 2014	4,221,147	$53.23
Granted	614,759	$43.56
Exercised	(34,000)	$31.54
Cancelled or expired	(729,199)	$86.15
Outstanding at October 2, 2015	4,072,707	$46.06

Stock options outstanding at October 2, 2015 consisted entirely of nonqualified stock options. The following table presents the total intrinsic value of stock options exercised during each of the last three fiscal years (in thousands):

2015	2014	2013
$442	$9,590	$22,163

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of stock options exercisable at October 2, 2015, was approximately $0.2 million. The following table presents certain other information regarding our 1999 Plans:

	2015	2014	2013
At fiscal year end:
Range of exercise prices for options outstanding	$32.51–$80.63	$25.87–$94.11	$20.98–$94.11
Number of options exercisable	2,590,560	2,725,980	3,034,111
For the fiscal year:
Range of prices relating to options exercised	$25.87–$42.74	$20.98–$57.54	$18.49–$56.95
Estimated weighted average Fair Values of options granted	$13.41	$19.04	$20.64

The following table presents certain information regarding stock options outstanding, and stock options exercisable at October 2, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$32.51 - $37.32	519,375	6.39	$37.01	394,625	$37.00
$37.43 - $46.37	2,057,796	5.86	42.74	1,429,761	42.40
$47.11 - $55.53	1,401,461	7.38	53.00	709,699	52.22
$60.08 - $80.63	94,075	5.98	65.33	56,475	68.64
	4,072,707	6.56	$46.06	2,590,560	$44.84
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
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 SIP during each of the last three fiscal years:

	2015	2014	2013
Restricted stock	507,882	589,150	445,200
Restricted stock units (service condition)	126,635	287,545	107,500
Restricted stock units (service, market, and performance conditions at target)	219,965	432,700	471,250
Notes:
The amount of restricted stock units issued for awards with performance and market conditions in the above table are based on the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions described in Note 2 – Significant Accounting Policies.

The share amounts in the above tables reflect the non-fungible share counting of 1 shares for each share of restricted stock and restricted stock unit issued.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the number of shares of restricted stock and restricted stock units cancelled and withheld for taxes under the 1999 SIP during each of the last three fiscal years:

	2015	2014	2013
Restricted stock	326,480	147,221	128,923
Restricted stock units (service condition)	70,296	12,333	3,385
Restricted stock units (service, market, and performance conditions at target)	194,116	52,000	32,000
Notes:
The amount of restricted stock units cancelled for awards with market and performance conditions in the above table is based on the target amount.
The share amounts in the above tables reflect the non-fungible share counting of 1 shares for each share of restricted stock and restricted stock unit issued.
The restrictions attached to restricted stock and restricted stock units generally relate to the recipient’s ability to sell or otherwise transfer the stock or stock units. There are also restrictions that subject the stock and stock units to forfeiture back to the Company until earned by the recipient through continued employment or service.
The following table provides the number of shares of restricted stock and restricted stock units outstanding at October 2, 2015 under the 1999 SIP. Shares granted prior to September 29, 2012 were granted on a 1-to-1 basis ("Not Fungible"). Shares Granted after September 28, 2012 were issued on a 1.92-to-1.00 basis ("Fungible"):

	Not Fungible	Fungible	Total
Restricted stock	459,100	1,351,732	1,810,832
Restricted stock units (service condition)	87,960	455,245	543,205
Restricted stock units (service, market, and performance conditions at target)	—	884,219	884,219
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 ODSP during each of the last three fiscal years:

	2015	2014	2013
Restricted stock units (service condition)	13,500	15,000	13,500
The following table provides the number of shares of restricted stock and restricted stock units outstanding at October 2, 2015 under the 1999 ODSP:

2015
Restricted stock	40,000
Restricted stock units (service condition)	76,000
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Earnings Per Share
Basic and Diluted Earnings Per Share
The following table (i) reconciles the denominator used to compute Basic EPS to the denominator used to compute Diluted EPS for each of the last three fiscal years, and (ii) discloses the number of antidilutive stock options, shares of restricted stock, and restricted stock units outstanding at the end of each of the fiscal years indicated (in thousands):

	2015	2014	2013
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	125,007	130,483	129,288
Effect of stock options and restricted stock	1,103	1,888	1,657
Denominator used to compute diluted EPS	126,110	132,371	130,945
Antidilutive stock options, shares of restricted stock, and restricted stock units	3,237	2,074	2,603

Share Repurchases
On August 19, 2014, the Company's Board of Directors authorized a share repurchase program of up to $500 million of the Company's common stock over a three year period (the "2014 Share Repurchase Program"). As of October 2, 2015, the Company exhausted the repurchase capacity under the authorization. As authorized, share repurchases may be executed through various means including, without limitation, open market transactions, privately negotiated transactions or otherwise. The share repurchase program did not obligate the Company to purchase any shares, and would have expired on August 19, 2017.
The following table summarizes the activity under this program during fiscal 2015 (in thousands, except per-share amounts):

Amount Authorized (in thousands)	Average Price Per Share (1)	Total Shares Retired		Shares Repurchased 2015
$500,000	$43.33	9,746	422,315,657	9,746

(1)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.
On July 23, 2015, the Board of Directors approved a program to purchase up to an additional $500 million of the Company's common stock over the next three years (the "2015 Share Repurchase Program"). The new share repurchase authorization is subject to the same general terms and conditions as the prior share repurchase authorization summarized above.

5. Borrowings
Short-Term Credit Arrangements
The Company maintains both committed and uncommitted credit arrangements with several banks providing for short-term borrowing capacity and overdraft protection. There were borrowings of $13.4 million outstanding under these short-term credit facilities at a weighted average interest rate of 2.3% at October 2, 2015, and there were borrowings of $36.7 million outstanding under these short-term credit facilities at September 26, 2014.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (the "2014 Facility") with a syndicate of large, U.S. and international banks and financial institutions. The following table presents certain information regarding the Company’s long-term revolving credit facilities at October 2, 2015, and September 26, 2014 (dollars in thousands):

2015		2014
Principal Balance Outstanding	Range of Interest Rates	Principal Balance Outstanding	Range of Interest Rates
$584,434	1.0% – 1.51%	$764,075	1.0% – 1.51%
The total amount outstanding under the 2014 Facility in the form of direct borrowings at October 2, 2015 was $0.6 billion. The Company has issued $2.5 million in letters of credit leaving $1.0 billion of available borrowing capacity under the 2014 Facility at October 2, 2015. In addition, the Company had $233.9 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $236.4 million at October 2, 2015.
The 2014 Facility expires in February 2019 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2014 Facility will bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The 2014 Facility also provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion. The Company pays a facility fee of between 0.100% and 0.25% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at October 2, 2015.
The following table presents certain additional information regarding the Company’s long-term debt for the fiscal years shown:

	2015	2014
Maximum amount outstanding at any month-end during the fiscal year	$1,006,899	$1,036,066
Average amount outstanding during the year	$943,258	$866,264
Weighted average interest rate during the year	1.28%	1.18%

The following table presents the amount of interest paid by the Company during each of the last three fiscal years (in thousands):

2015	2014	2013
$15,506	$13,841	$6,685
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting for pension and other post-retirement benefit plans requires the use of assumptions and estimates in order to calculate periodic benefit cost and the value of the plans’ assets and benefit obligations.  These assumptions include discount rates, investment returns, and projected salary increases, amongt others.  The discount rates used in valuing the plans' benefit obligations were determined with reference to high quality corporate and government bonds that are appropriately matched to the duration of each plan's obligations.  The expected long-term rate of return on plan assets is generally based on using country-specific simulation models which select a single outcome for expected return based on the target asset allocation.  The expected long-term-rates of return used in the valuation are the annual average returns generated by these assumptions over a 20 year period for each asset class based on the expected long-term rate of return of the underlying assets.
The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) during each of the fiscal years presented (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
Net benefit obligation at the beginning of the year	$495,788	$468,439	$1,196,520	$1,307,331
Service cost	12,045	12,077	21,374	25,374
Interest cost	20,629	22,041	44,659	54,208
Participants’ contributions	2,743	3,095	4,402	9,082
Actuarial losses	42,749	27,076	30,238	105,838
Benefits paid	(40,289)	(35,634)	(35,662)	(33,387)
Curtailments and settlements	—	—	(5,763)	(269,580)
Plan amendments	—	(1,306)	(1,612)	—
Effect of exchange rate changes	—	—	(98,564)	(2,346)
Net benefit obligation at the end of the year	$533,665	$495,788	$1,155,592	$1,196,520
The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) during each of the fiscal years presented (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
Fair Value of plan assets at the beginning of the year	$415,350	$390,777	$876,171	$982,479
Actual return on plan assets	(1,754)	45,484	86,411	130,665
Employer contributions	3,857	11,628	39,326	57,977
Participants’ contributions	2,743	3,095	4,402	9,082
Gross benefits paid	(40,289)	(35,634)	(35,662)	(33,387)
Curtailments/settlements	—	—	(1,646)	(268,486)
Effect of exchange rate changes	—	—	(72,704)	(2,159)
Fair Value of plan assets at the end of the year	$379,907	$415,350	$896,298	$876,171

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at October 2, 2015, and September 26, 2014 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
Net benefit obligation at the end of the year	$533,665	$495,788	$1,155,592	$1,196,520
Fair Value of plan assets at the end of the year	379,907	415,350	896,298	876,171
Under-funded amount recognized at the end of the year	$153,758	$80,438	$259,294	$320,349

The following table presents the accumulated benefit obligation at October 2, 2015, and September 26, 2014 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
Accumulated benefit obligation at the end of the year	$488,024	$455,245	$1,113,016	$1,128,715
The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at October 2, 2015 and September 26, 2014 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
Prepaid benefit cost included in prepaid assets	$—	$—	$4,054	$7,123
Accrued benefit cost included in current liabilities	—	—	381	1,447
Accrued benefit cost included in noncurrent liabilities	153,758	80,438	262,967	326,025
Net amount recognized at the end of the year	$153,758	$80,438	$259,294	$320,349
Included in the tables are amounts relating to a U.S. pension plan, the participating employees in which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the intention of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. Accordingly, included in “Miscellaneous Noncurrent Assets” in the accompanying Consolidated Balance Sheet at October 2, 2015 is a receivable from the U.S. federal government of approximately $115.5 million ($61.1 million at September 26, 2014) representing the underfunded amount for this pension plan.
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s U.S. plans for each fiscal year presented:

	2015	2014	2013
Weighted average discount rates	3.9% to 4.0%	3.9% to 4.4%	4.4% to 5.0%
Rates of compensation increases	3.00%	2.95%	2.80%
Expected long-term rates of return on plan assets	7.4%	7.7%	7.7%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s non-U.S. pension plans for each fiscal year presented:

	2015	2014	2013
Weighted average discount rates	1.6% to 7.8%	1.8% to 8.8%	0.4% to 9.3%
Rates of compensation increases	2.4% to 7.5%	2.6% to 7.5%	2.5% to 7.5%
Expected long-term rates of return on plan assets	3.5% to 8.5%	4.5% to 8.5%	0.4% to 8.5%
The following table presents certain amounts relating to our U.S. pension plans recognized in accumulated other comprehensive loss at October 2, 2015, September 26, 2014 and September 27, 2013 (in thousands):

	2015	2014	2013
Arising during the period:
Net actuarial (gain) loss	$12,237	$1,378	$(15,850)
Reclassification adjustments:
Net actuarial gain	(2,347)	(2,255)	(2,674)
Total	$9,890	$(877)	$(18,524)

The following table presents certain amounts relating to our non-U.S. pension plans recognized in accumulated other comprehensive loss at October 2, 2015, September 26, 2014 and September 27, 2013 (in thousands):

	2015	2014	2013
Arising during the period:
Net actuarial loss (gain)	$(27,165)	$48,752	$27,417
Prior service cost (benefit)	(1,512)	(1)	297
Total	(28,677)	48,751	27,714
Reclassification adjustments:
Net actuarial gain	(14,034)	(12,914)	(9,778)
Prior service cost (benefit)	51	(19)	41
Total	(13,983)	(12,933)	(9,737)
Total	$(42,660)	$35,818	$17,977
The following table presents certain amounts relating to our pension plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at October 2, 2015, and September 26, 2014 (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
Net actuarial loss	$59,458	$49,569	$208,929	$263,913
Prior service cost	—	—	(1,947)	(487)
Total	$59,458	$49,569	$206,982	$263,426
The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic benefit cost in fiscal 2016 based on 2015 exchange rates (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
Unrecognized net actuarial loss	$8,876	$14,176
Unrecognized prior service cost	(235)	(245)
Accumulated comprehensive loss to be recorded against earnings	$8,641	$13,931

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at October 2, 2015, and September 26, 2014 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
Equity securities	70%	75%	25%	29%
Debt securities	21%	21%	31%	32%
Real estate investments	3%	—%	7%	7%
Other	6%	4%	37%	32%

The following table presents the Fair Value of the Company’s Domestic U.S. plan assets at October 2, 2015, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
Domestic equities	$225,362	$—	$225,362
Overseas equities	41,414	—	41,414
Domestic bonds	80,804	—	80,804
Cash and equivalents	6,041	—	6,041
Real estate	—	9,914	9,914
Hedge funds	—	16,372	16,372
Total	$353,621	$26,286	$379,907
The following table presents the Fair Value of the Company’s non-U.S. pension plan assets at October 2, 2015, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Values By Level of Fair Value Measurement Inputs
	Level 1	Level 3	Total
Domestic equities	$28,007	$—	$28,007
Overseas equities	198,309	—	198,309
Domestic bonds	203,266	—	203,266
Overseas bonds	71,545	—	71,545
Cash and equivalents	39,933	—	39,933
Real estate	—	61,996	61,996
Insurance contracts	—	32,522	32,522
Hedge funds	—	260,720	260,720
Total	$541,060	$355,238	$896,298

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
At October 2, 2015 and September 26, 2014, the Company holds no assets in the U.S. or non-U.S. pension plans that use Level 2 fair value measurement inputs.
The following table summarizes the changes in the Fair Value of the Company’s U.S. Pension Plans’ Level 3 assets for the year ended October 2, 2015 (in thousands):

	Real Estate	Hedge Funds
Balance, beginning of year	$—	$16,304
Purchases, sales, and settlements	10,616	—
Realized and unrealized gains (losses)	—	68
Transfers	(702)	—
Balance, end of year	$9,914	$16,372

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the Fair Value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the year ended October 2, 2015 (in thousands):

	Real Estate	Insurance Contracts	Hedge Funds
Balance, beginning of year	$59,966	$37,468	$213,936
Purchases, sales, and settlements	1,271	526	4,760
Realized and unrealized gains	5,390	1,353	54,719
Transfers	—	—	—
Effect of exchange rate changes	(4,631)	(6,825)	(12,695)
Balance, end of year	$61,996	$32,522	$260,720
The following table summarizes the changes in the Fair Value of the Company’s U.S. Pension Plans’ Level 3 assets for the year ended September 26, 2014 (in thousands):

	Real Estate	Hedge Funds
Balance, beginning of year	$4,411	$15,511
Sales	(4,411)	—
Realized and unrealized losses	—	793
Balance, end of year	$—	$16,304

The following table summarizes the changes in the Fair Value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the year ended September 26, 2014 (in thousands):

	Infrastructure / Raw Goods	Real Estate	Insurance Contracts	Hedge Funds
Balance, beginning of year	$7,076	$57,173	$21,214	$246,389
Purchases, sales, and settlements	(8,125)	(6,022)	975	4,915
Realized and unrealized gains	1,025	8,341	926	(41,096)
Transfers	—	—	15,756	—
Effect of exchange rate changes	24	474	(1,403)	3,728
Balance, end of year	$—	$59,966	$37,468	$213,936
The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2016 (in thousands):

U.S. Pension Plans	Non-U.S. Pension Plans
$15,100	$30,830
The following table presents the total benefit payments expected to be paid to pension plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
2016	$43,155	$30,242
2017	47,442	31,632
2018	41,798	33,959
2019	44,240	35,833
2020	44,697	35,869
For the periods 2021 through 2025	216,232	224,452

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of net periodic benefit cost for the Company’s U.S. pension plans recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2015	2014	2013
Service cost	$12,045	$12,077	$13,814
Interest cost	20,629	22,041	18,569
Expected return on plan assets	(29,526)	(28,495)	(25,826)
Actuarial loss	3,756	3,608	8,030
Prior service cost	(239)	(103)	(103)
Net pension cost, before special items	6,665	9,128	14,484
Special termination benefits	—	—	29
Total net periodic pension cost recognized	$6,665	$9,128	$14,513

The following table presents the components of net periodic benefit cost for the Company’s Non-U.S. pension plans recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2015	2014	2013
Service cost	$21,374	$25,374	$30,117
Interest cost	44,659	54,208	51,331
Expected return on plan assets	(53,052)	(56,394)	(54,817)
Actuarial loss	17,398	15,993	13,276
Prior service cost	(96)	(28)	(43)
Net pension cost, before special items	30,283	39,153	39,864
Curtailments and settlements	255	(15,894)	(383)
Total net periodic pension cost recognized	$30,538	$23,259	$39,481
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
The following table presents the Company’s contributions to these multiemployer plans during each of the last three fiscal years (in thousands):

	2015	2014	2013
Canada	$42,575	$56,341	$72,660
Europe	10,902	12,693	12,930
United States	5,968	4,485	4,366
Total	$59,445	$73,519	$89,956

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Other Comprehensive Income
The following table presents amounts reclassified from changes in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company's Consolidated Statements of Earnings for the periods presented related to the Company's defined benefit pension plans (in thousands):

	2015	2014	2013
Amortization of Defined Benefit Items:
Actuarial losses	$(21,153)	$(19,601)	$(17,554)
Prior service benefit	96	28	43
Total Before Income Tax	(21,057)	(19,573)	(17,511)
Income Tax Benefit	4,727	4,385	5,859
Total reclassifications after-tax	$(16,330)	$(15,188)	$(11,652)

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

2015	2014	2013
$87,973	$88,951	$74,686
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

2015	2014	2013
$5,536	$5,321	$4,470

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes
The following table presents the components of our consolidated income tax expense for each of the last three fiscal years (in thousands):

	2015	2014	2013
Current income tax expense:
Federal	$72,840	$102,450	$121,302
State	16,248	18,698	23,246
Foreign	43,344	38,107	74,107
Total current tax expense	132,432	159,255	218,655
Deferred income tax expense (benefit):
Federal	13,337	7,561	(4,718)
State	2,295	2,789	(582)
Foreign	(46,809)	20,449	8,011
Total deferred income tax expense (benefit)	(31,177)	30,799	2,711
Consolidated income tax expense	$101,255	$190,054	$221,366
Deferred taxes reflect the tax effects of the temporary differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the components of our net deferred tax assets at October 2, 2015, and September 26, 2014 (in thousands):

	2015	2014
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$64,644	$67,822
Other employee benefit plans	186,701	215,863
Net Operating Losses	134,467	64,063
Contract revenues and costs	25,579	39,734
Deferred Rent	9,428	6,008
Other	13,565	1,703
Valuation Allowance	(60,320)	(54,651)
Gross deferred tax assets	374,064	340,542
Deferred tax liabilities:
Depreciation and amortization	(187,099)	(193,726)
Other, net	(3,994)	(1,372)
Gross deferred tax liabilities	(191,093)	(195,098)
Net deferred tax assets	$182,971	$145,444
A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. The valuation allowance at October 2, 2015 and September 26, 2014 was $60.3 million and $54.7 million, respectively.
Net operating loss carry forwards of foreign subsidiaries at October 2, 2015 and September 26, 2014 totaled $455.1 million and $205.8 million, respectively. If unused, foreign net operating losses of $127.8 million will expire between 2017 and 2035. Net operating losses of $327.3 million can be carried forward indefinitely.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the income tax benefits realized from the exercise of nonqualified stock options and disqualifying dispositions of stock sold under our employee stock purchase plans during each of the last three fiscal years (in millions):

2015	2014	2013
$0.2	$3.4	$7.3

The following table reconciles total income tax expense using the statutory U.S. federal income tax rate to the consolidated income tax expense shown in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (dollars in thousands):

	2015	2014	2013
Statutory amount	$141,479	$189,758	$231,542
State taxes, net of the federal benefit	12,857	12,750	14,892
Tax differential on foreign earnings	(60,151)	(8,811)	(20,253)
Uncertain tax positions	2,281	(9,847)	1,553
Other, net	4,789	6,204	(6,368)
Consolidated income tax expense	$101,255	$190,054	$221,366
Rates used to compute statutory amount	35.0%	35.0%	35.0%
Consolidated effective income tax rate	23.5%	35.1%	33.5%
The Company’s consolidated effective income tax rate was 23.5% for fiscal 2015, compared to 35.1% in fiscal 2014. Contributing to the decrease as compared to the prior year’s periods were the effects of a foreign currency loss and deductible costs associated with the 2015 Restructuring. Also contributing to the lower effective tax rate was the reduction of certain tax reserves due to statute expiration.
The following table presents income tax payments made during each of the last three fiscal years (in millions):

2015	2014	2013
$156.5	$173.6	$235.8
The following table presents the components of our consolidated earnings before taxes for each of the last three fiscal years (in thousands):

	2015	2014	2013
United States earnings	$283,504	$288,800	$352,404
Foreign earnings	146,633	253,366	309,144
	$430,137	$542,166	$661,548
United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings have been permanently reinvested. At October 2, 2015, approximately $26.1 million of such undistributed earnings of certain foreign subsidiaries have been permanently reinvested. Should these earnings be repatriated, approximately $4.9 million of income taxes would be payable.
The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties (i.e., not as part of income tax expense). The Company’s liability for gross unrecognized tax benefits was $42.7 million and $41.9 million at October 2, 2015 and September 26, 2014, respectively, all of which, if recognized, would affect the Company’s consolidated effective income tax rate. The Company had $42.1 million and $39.2 million in accrued interest and penalties at October 2, 2015, and September 26, 2014, respectively. The Company estimates that, within 12 months, $4.7 million of gross, primarily non-U.S.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax. As of October 2, 2015, the Company’s U.S. federal income tax returns for tax years 2012 through 2015 remain subject to examination.
 The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits for the years presented (in thousands):

	2015	2014	2013
Balance, beginning of year	$41,923	$51,770	$53,637
Additions based on tax positions related to the current year	6,440	6,528	5,447
Reductions for tax positions of prior years	(5,697)	(16,375)	(6,354)
Settlement	—	—	(960)
Balance, end of year	$42,666	$41,923	$51,770
10. Commitments and Contingencies, and Derivative Financial Instruments
Commitments Under Operating Leases
We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $915.8 million at October 2, 2015, payable as follows (in thousands):

In fiscal years,
2016	$152,744
2017	138,081
2018	117,779
2019	98,626
2020	87,177
Thereafter	338,843
933,250
Amounts representing sublease income	(17,401)
Total, net aggregate future lease payments	$915,849
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
The following table presents rent expense and sublease income offsetting the Company’s rent expense during each of the last three fiscal years (in thousands):

	2015	2014	2013
Rent expense	$175,067	$194,796	$173,340
Sublease income	(5,275)	(6,102)	(7,914)
Net rent	$169,792	$188,694	$165,426
Guarantee
We are party to a synthetic lease agreement involving certain real and personal property located in Houston, Texas that we use in our operations. A synthetic lease is a type of off-balance sheet transaction which provides us with certain tax and other financial benefits. Significant terms of the lease are as follows:

End of lease term	2025
End of term purchase option (in thousands)	$76,950
Residual value guaranty (in thousands)	$62,412

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company refinanced the synthetic lease agreement effective July 28, 2015 with a ten year term. The new lease agreement continues to gives us the right to request an extension of the lease term. We may also assist the owner in selling the property at the end of the lease term, the proceeds from which would be used to reduce our residual value guarantee. The minimum lease payments required by the lease agreement is included in the above lease pay-out schedule. We have determined that the estimated Fair Value of the aforementioned financial guarantee was not significant at October 2, 2015.
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

Letters of Credit
Letters of credit outstanding at October 2, 2015 totaled $236.4 million. Of this amount, $2.5 million has been issued under the 2014 Facility and $233.9 million are issued under separate, committed and uncommitted letter-of-credit facilities.
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
The Company believes, after consultation with counsel, that such guarantees, litigation, U.S. government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.
On August 9, 2014, the Company received a Notice of Arbitration from Motiva Enterprises LLC ("Motiva"). The arbitration is pending in Houston, Texas before the International Institute for Conflict Prevention and Resolution. In 2006, Motiva contracted with Bechtel-Jacobs CEP Port Arthur Joint Venture (“BJJV”), a joint venture between Bechtel Corporation and Jacobs to perform professional services in connection with the expansion project at the Motiva Port Arthur, Texas refinery. In the Notice of Arbitration, Motiva asserts various causes of action and alleges fraud and breach of fiduciary duty and entitlement to equitable and monetary relief in excess of $7 billion.  BJJV has denied liability and is vigorously defending these claims. The arbitration hearing is currently scheduled to begin on September 26, 2016. The Company does not expect this matter to have a material adverse effect on its consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited. The arbitration is pending in Singapore before the Singapore International Arbitration Centre. In March 2011, Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for the Nui Phao mine/mineral processing project in Vietnam. In the Notice of Arbitration, NPMC asserts various causes of action and alleges that the quantum of its claim exceeds $136.0 million. Jacobs has denied liability and is vigorously defending this claim. No hearing date has been set. The Company does not expect this matter to have a material adverse effect on its consolidated financial statements.
On August 7, 2015, Jacobs and Jacobs Field Services N.A. Inc. (collectively the “Jacobs Parties”) filed a demand for arbitration before the AAA against Freeport-McMoran Corporation (“Freeport”) alleging breach of contract for failure to pay invoices and for statutory penalties for failure to pay, and assert they are entitled to damages in the amount of $71.0 million. On August 28, 2015, Freeport filed an answering statement denying the Jacobs Parties’ claims and asserting counterclaims against the Jacobs Parties for breach of contract and alleging damages of $116.0 million. The Jacobs Parties have denied liability and are vigorously defending these claims. No hearing date has been set. The Company does not expect this matter to have a material adverse effect on its consolidated financial statements.
On December 7, 2009, the Judicial Council of California, Administrative Office of the Courts (“AOC”) initiated an action in the San Francisco County Superior Court against Jacobs Facilities Inc. (“JFI”) and Jacobs Project Management (“JPM”). On June 6, 2011, AOC filed an operative Second Amended Complaint, which added Jacobs as a defendant. The action arises out of a contract between AOC and JFI pursuant to which JFI agreed to provide regular maintenance and repairs at certain AOC court facilities. AOC alleged three causes of action: (1) breach of contract based on the expiration of JFI’s contractor’s license before the assignment and assumption agreement was executed; (2) disgorgement of all fees paid to JFI and JPM under the contract pursuant to California’s Contractors’ State License Law (“CSLL”); and (3) breach of Jacobs’ parent guarantee agreement. JPM cross-claimed for unpaid sums for services that the licensed JPM had performed pursuant to the assigned contract between August 2009 and November 2009. A jury trial was held on the parties’ CSLL claims in April 2012 and, on May 2, 2012, the jury returned a special verdict in favor of the Jacobs entities, finding, among other things, that JPM was owed approximately $4.7 million in unpaid fees and that JFI was not required to disgorge the approximate $18.3 million that AOC had paid for its work under the contract. AOC subsequently dismissed its cause of action for breach of contract, and JPM dismissed its cross-claims other than those for its unpaid invoices. AOC’s third cause of action for breach of the parent guaranty was resolved by a stipulation, which provided that if AOC obtains a judgment against JFI, the judgment will also be against its parent, Jacobs. The trial court entered judgment in the Jacobs entities’ favor and awarded them approximately $2.4 million in attorney fees. On August 20, 2015, the California Court of Appeal for the First Appellate District reversed the jury’s verdict, holding that JFI had violated the CSLL. The Court of Appeal remanded for an evidentiary hearing to determine whether JFI and JPM had “substantially complied” with, and may therefore avoid disgorgement under, the CSLL. The court also reversed the award of attorney fees. On September 29, 2015, the Jacobs entities filed a petition for review, seeking California Supreme Court review of the Court of Appeal’s decision that JFI and JPM had violated the CSLL. That petition was subsequently denied (Judicial Council of California, Administrative Office of the Courts v. Jacobs Facilities, Inc., et al.). The Jacobs entities have contested, and will continue to vigorously contest, the AOC’s claims and will vigorously litigate JPM’s claim for unpaid sums. The Company does not expect this matter to have a material adverse effect on its consolidated financial statements.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Other Financial Information
Receivables
The following table presents the components of “Receivables” as shown in the accompanying Consolidated Balance Sheets at October 2, 2015, and September 27, 2013 as well as certain other related information (in thousands):

	2015	2014
Amounts billed, net	$1,213,892	$1,425,341
Unbilled receivables and other	1,252,509	1,368,482
Retentions receivable	82,342	73,732
Total receivables, net	$2,548,743	$2,867,555
Other information about receivables:
Amounts due from the United States federal government included above, net of advanced billings	$327,157	$324,928
Claims receivable	$32,511	$78,634
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
Property, Equipment, and Improvements, Net
The following table presents the components of our property, equipment, and improvements, net at October 2, 2015, and September 26, 2014 (in thousands):

	2015	2014
Land	$23,757	$21,497
Buildings	97,597	128,584
Equipment	592,491	634,415
Leasehold improvements	259,544	287,814
Construction in progress	17,229	20,059
	990,618	1,092,369
Accumulated depreciation and amortization	(609,380)	(635,572)
	$381,238	$456,797

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Miscellaneous Noncurrent Assets
The following table presents the components of “Miscellaneous noncurrent assets” shown in the accompanying Consolidated Balance Sheets at October 2, 2015, and September 26, 2014 (in thousands):

	2015	2014
Deferred income taxes	$213,767	$170,649
Cash surrender value of life insurance policies	115,440	116,686
Investments	222,941	226,628
Notes receivable	13,197	8,007
Reimbursable pension costs (a)	119,548	77,710
Other	34,622	38,570
Total	$719,515	$638,250

(a)
Consists primarily of costs incurred relating to a defined benefit pension plan covering employees providing services on a contract with, and for the benefit of, the U.S. federal government pursuant to which such costs are fully reimbursable.

Accrued Liabilities
The following table presents the components of “Accrued liabilities” shown in the accompanying Consolidated Balance Sheets at October 2, 2015 and September 26, 2014 (in thousands):

	2015	2014
Accrued payroll and related liabilities	$623,297	$783,549
Project-related accruals	130,401	140,938
Non project-related accruals	102,324	76,588
Insurance liabilities	59,081	52,826
Sales and other similar taxes	53,476	52,373
Deferred rent	93,040	96,129
Other	29,366	77,153
Total	$1,090,985	$1,279,556
Other Deferred Liabilities
The following table presents the components of “Other deferred liabilities” shown in the accompanying Consolidated Balance Sheets at October 2, 2015 and September 26, 2014 (in thousands):

	2015	2014
Liabilities relating to defined benefit pension and early retirement plans	$416,725	$407,263
Liabilities relating to nonqualified deferred compensation arrangements	129,982	114,325
Deferred income taxes	191,093	195,098
Miscellaneous	126,068	117,392
Total	$863,868	$834,078

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Accumulated Other Comprehensive Loss
The following table presents the components of “Accumulated other comprehensive loss” shown in the accompanying Consolidated Balance Sheets at October 2, 2015, and September 26, 2014 (in thousands):

	2015	2014
Foreign currency translation adjustments	$(199,087)	$(62,919)
Adjustments relating to defined benefit pension plans	(266,440)	(299,210)
Other	763	(1,420)
Total	$(464,764)	$(363,549)
Supplemental Cash Flow Information
During fiscal 2015 and fiscal 2014, the Company acquired businesses for cash and stock of $8.10 million and $1.4 billion, respectively. The following table presents the non-cash adjustments relating to these acquisitions made in preparing the accompanying Consolidated Statements of Cash Flows (in thousands):

	2015	2014
Working capital	$(8,749)	$48,327
Property and equipment	71	59,216
Noncurrent assets	(4,334)	262,450
Deferred liabilities	(1,316)	(7,895)
Non-controlling interests	—	16,572
Foreign currency translation	—	1,768
Goodwill	22,429	1,005,923

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
All of our operations share similar economic characteristics. For example, all of our operations are highly influenced by the general availability of qualified engineers and other technical professional staff. They also provide similar services as well as share similar processes for delivering our services. There is also a high degree of similarity of the workforces employed among the various categories of services we provide. For example, engineering and design services (i.e., services provided by persons who are degreed, and in certain circumstances licensed, professionals such as engineers, architects, scientists, and economists) exist in all four service categories. In addition, there is a high degree of similarity among a significant component of the workforces we employ to perform construction and operations and maintenance projects. In providing construction and operations and maintenance services, we employ a large number of skilled craft labor personnel. These include welders, pipe fitters, electricians, crane operators, and other personnel who work on very large capital projects (in the case of projects classified within the construction services category) or on smaller capital projects (in the case of maintenance projects classified within the operations and maintenance services category). In addition, the use of technology is highly similar and consistent throughout our organization, as is our client base (with the exception of our operations outside the U.S., which perform very little work for the U.S. federal government), and our project delivery and safety protocols and programs. Furthermore, the types of information and internal reports used by the Company’s chief operating decision maker and other members of management to monitor performance, evaluate results of operations, allocate resources, and otherwise manage the business support a single reportable segment. Accordingly, based on these operational similarities and the way management monitors the Company’s results of operations, we have concluded that our operations may be aggregated into one reportable segment for purposes of this disclosure.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain financial information by geographic area for fiscal 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Revenues:
United States	$7,154,433	$7,078,366	$6,993,594
Europe	2,074,837	2,402,399	2,148,504
Canada	1,065,651	1,344,632	1,652,386
Asia	304,393	299,086	204,203
India	163,871	148,453	158,908
Australia and New Zealand	611,271	709,379	141,507
South America and Mexico	143,014	271,213	241,590
Middle East and Africa	597,362	441,629	277,684
Total	$12,114,832	$12,695,157	$11,818,376
Long-Lived Assets:
United States	$208,155	$240,501	$230,281
Europe	55,713	58,562	47,128
Canada	36,647	51,622	61,122
Asia	3,859	4,063	4,272
India	16,264	17,960	15,049
Australia	24,460	49,436	8,329
South America and Mexico	9,127	11,084	6,159
Middle East and Africa	27,013	23,569	6,956
Total	$381,238	$456,797	$379,296
Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.
The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues, for fiscal 2015, 2014, and 2013:

2015	2014	2013
21.7%	17.8%	19.9%

During the first quarter of fiscal 2016, we announced a reorganization of our operations around four global lines of business. This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities. The four global lines of business are: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial. We are in the process of modifying our systems and work processes to report the results of these business units accurately and timely. We are also developing processes for accurately eliminating inter-unit revenue and profit. We expect to complete our system and other process changes so that we may accurately report operating results by line of business to the Company's President & CEO no later than the second quarter of fiscal 2016.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Selected Quarterly Information — Unaudited
The following table presents selected quarterly financial information for each of the last three fiscal years. Amounts are presented in thousands, except for per share amounts:

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
2015
Revenues	$3,187,005	$2,903,332		$2,907,541		$3,116,954		$12,114,832
Operating profit (a)	158,223	133,045		100,434		53,825		445,527
Earnings before taxes	154,695	128,962		97,188		49,292		430,137
Net earnings of the Group	106,195	88,110		97,308		37,269		328,882
Net earnings attributable to Jacobs	100,079	81,967	(b)	91,062	(b)	29,863	(b)	302,971
Earnings per share:
Basic	0.78	0.65	(b)	0.74	(b)	0.25	(b)	2.42
Diluted	0.77	0.64	(b)	0.73	(b)	0.24	(b)	2.40
2014
Revenues	$3,068,891	$3,176,033		$3,231,791		$3,218,442		$12,695,157
Operating profit (a)	145,047	122,434		123,937		136,650		528,068
Earnings before taxes	146,921	132,394		118,046		144,805		542,166
Net earnings of the Group	98,949	90,800		71,309	(c)	91,054	(c)	352,112
Net earnings attributable to Jacobs	93,732	83,460	(d)	64,842		86,074		328,108
Earnings per share:
Basic	0.72	0.64	(d)	0.50	(c)	0.66	(c)	2.51
Diluted	0.71	0.63	(d)	0.49	(c)	0.65	(c)	2.48
2013
Revenues	$2,759,641	$2,835,084		$3,080,995		$3,142,656		$11,818,376
Operating profit (a)	160,269	165,203		168,359		175,148		668,979
Earnings before taxes	156,311	161,908		168,423		174,906		661,548
Net earnings of the Group	104,523	107,089		112,089		116,481		440,182
Net earnings attributable to Jacobs	99,010	104,401		108,871		110,811		423,093
Earnings per share:
Basic	0.77	0.81		0.84		0.85		3.27
Diluted	0.76	0.80		0.83		0.84		3.23

(a)	Operating profit represents revenues less (i) direct costs of contracts, and (ii) selling, general and administrative expenses.

(b)
Includes costs of $9.6 million, or $0.08 per diluted share, in the second quarter of fiscal 2015, $30.1 million or $0.24 per diluted share in the third quarter of fiscal 2015, and $68.2 million, or $0.56 per diluted share, in the fourth quarter of fiscal 2015, related to the 2015 Restructuring.

(c)
Includes costs of $47.0 million, or $0.35 per diluted share, in the third quarter of fiscal 2014, and $30.4 million, or $0.23 per diluted share, in the fourth quarter of fiscal 2014, related to the 2014 Restructuring.

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
The "2015 Restructuring" refers to a series of initiatives intended to improve operational efficiency, reduce costs, and better position the Company to drive growth of the business in the future. Actions included involuntary terminations, the abandonment of certain leased offices, and the co-location of employees. Included in the Company's consolidated results of operations for fiscal 2015 are pre-tax costs of $107.9 million relating to the 2015 Restructuring. These costs are primarily included in selling, general, and administrative expense in the accompanying Consolidated Statements of Earnings.
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
"Consolidated Leverage Ratio" means, as of any date of determination, the ratio of (i) the Company's Consolidated Funded Indebtedness as of such date to (ii) the Company's Consolidated EBITDA for the immediately preceding four consecutive fiscal quarters.
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

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of October 2, 2015 and September 26, 2014, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 2, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at October 2, 2015 and September 26, 2014, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 2, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 23, 2015 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Los Angeles, California
November 23, 2015

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jacobs Engineering Group Inc.

We have audited Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Jacobs Engineering Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jacobs Engineering Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 2, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of October 2, 2015 and September 26, 2014 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended October 2, 2015 of Jacobs Engineering Group Inc. and subsidiaries and our report dated November 23, 2015 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Los Angeles, California
November 23, 2015