Form 10-Q
period 2016-01-01
JACOBS ENGINEERING GROUP INC /DE/
filed 2016-02-03
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report on

 FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 1, 2016

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
☐  Yes   ☒  No
Number of shares of common stock outstanding at February 1, 2016: 122,537,019

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	January 1, 2016	October 2, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$443,725	$460,859
Receivables	2,424,447	2,548,743
Deferred income taxes	139,720	160,298
Prepaid expenses and other	104,404	113,076
Total current assets	3,112,296	3,282,976
Property, Equipment and Improvements, Net	361,006	381,238
Other Noncurrent Assets:
Goodwill	3,059,279	3,048,778
Intangibles	345,770	353,419
Miscellaneous	737,500	719,515
Total other non-current assets	4,142,549	4,121,712
	$7,615,851	$7,785,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$2,833	$13,364
Accounts payable	421,206	566,866
Accrued liabilities	1,033,906	1,090,985
Billings in excess of costs	327,031	309,951
Total current liabilities	1,784,976	1,981,166
Long-term Debt	621,899	584,434
Other Deferred Liabilities	838,717	863,868
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—122,776,878 shares and 123,152,966 shares, respectively	122,777	123,153
Additional paid-in capital	1,142,010	1,137,144
Retained earnings	3,511,197	3,496,212
Accumulated other comprehensive loss	(470,476)	(464,764)
Total Jacobs stockholders’ equity	4,305,508	4,291,745
Noncontrolling interests	64,751	64,713
Total Group stockholders’ equity	4,370,259	4,356,458
	$7,615,851	$7,785,926
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended January 1, 2016 and December 26, 2014
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	January 1, 2016	December 26, 2014
Revenues	$2,847,934	$3,187,005
Costs and Expenses:
Direct cost of contracts	(2,407,460)	(2,667,559)
Selling, general and administrative expenses	(381,024)	(361,223)
Operating Profit	59,450	158,223
Other Income (Expense):
Interest income	2,220	2,276
Interest expense	(3,543)	(5,318)
Miscellaneous income (expense), net	(340)	(486)
Total other income (expense), net	(1,663)	(3,528)
Earnings Before Taxes	57,787	154,695
Income Tax Expense	(7,481)	(48,500)
Net Earnings of the Group	50,306	106,195
Net Earnings Attributable to Noncontrolling Interests	(3,792)	(6,116)
Net Earnings Attributable to Jacobs	$46,514	$100,079
Net Earnings Per Share:
Basic	$0.38	$0.78
Diluted	$0.38	$0.77
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended January 1, 2016 and December 26, 2014
(In thousands)
(Unaudited)

	For the Three Months Ended
	January 1, 2016	December 26, 2014
Net Earnings of the Group	$50,306	$106,195
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(16,502)	(48,373)
Gain (loss) on cash flow hedges	2,552	(1,919)
Change in pension liabilities	11,443	14,643
Other comprehensive loss before taxes	(2,507)	(35,649)
Income Tax Benefit (Expense):
Foreign currency translation adjustments	—	—
Cash flow hedges	(723)	622
Change in pension liabilities	(2,482)	(2,928)
Income Tax Expense	(3,205)	(2,306)
Net Other Comprehensive Loss	(5,712)	(37,955)
Net Comprehensive Income of the Group	44,594	68,240
Net Comprehensive Income Attributable to Noncontrolling Interests	(3,792)	(6,116)
Net Comprehensive Income Attributable to Jacobs	$40,802	$62,124
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended January 1, 2016 and December 26, 2014 (In thousands) (Unaudited)

	January 1, 2016	December 26, 2014
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$50,306	$106,195
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	22,167	26,006
Intangible assets	11,726	12,981
Stock based compensation	8,134	16,504
Tax benefit from stock based compensation	(5)	(279)
Equity in earnings of operating ventures, net	(5,505)	(4,616)
Change in pension plan obligations	3,062	(154)
Change in deferred compensation plans	(163)	(1,450)
(Gains) losses on disposals of assets, net	6,058	(22)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	90,783	65,538
Prepaid expenses and other current assets	7,740	5,230
Accounts payable	(143,971)	(80,520)
Accrued liabilities	(47,026)	(33,198)
Billings in excess of costs	25,141	23,948
Income taxes	3,114	14,543
Deferred income taxes	(2,744)	(2,602)
Other deferred liabilities	(3,476)	(9,162)
Other, net	1,376	29
Net cash provided by operating activities	26,717	138,971
Cash Flows from Investing Activities:
Additions to property and equipment	(15,987)	(33,775)
Disposals of property and equipment	133	3,374
Sales of investments	—	13
Acquisitions of businesses, net of cash acquired	(10,500)	—
Net cash used for investing activities	(26,354)	(30,388)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended January 1, 2016 and December 26, 2014 (In thousands) (Unaudited) (Continued)

	January 1, 2016	December 26, 2014
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	591,989	308,446
Repayments of long-term borrowings	(549,010)	(345,660)
Proceeds from short-term borrowings	465	112,638
Repayments of short-term borrowings	(10,911)	(103,187)
Proceeds from issuances of common stock	8,770	8,029
Common stock repurchases	(42,097)	(113,708)
Tax benefit from stock based compensation	5	279
Distributions to noncontrolling interests	(2,709)	(7,230)
Net cash used for financing activities	(3,498)	(140,393)
Effect of Exchange Rate Changes	(13,999)	(30,756)
Net Decrease in Cash and Cash Equivalents	(17,134)	(62,566)
Cash and Cash Equivalents at the Beginning of the Period	460,859	732,647
Cash and Cash Equivalents at the End of the Period	$443,725	$670,081

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
January 1, 2016

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
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2015 ("2015 Form 10-K") as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2015 Form 10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at January 1, 2016, and for the three month periods ended January 1, 2016 and December 26, 2014.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
Please refer to Note 16—Definitions of Notes to Consolidated Financial Statements included in our 2015 Form 10-K for the definitions of certain terms used herein.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities, the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements, and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management's most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly. Please refer to Note 2—Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2015 Form 10-K for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.
Fair Value and Fair Value Measurements
Certain amounts included in the accompanying consolidated financial statements are presented at "fair value." Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the date fair value is determined (the "measurement date"). When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider only those assumptions we believe a typical market participant would consider when pricing an asset or liability. In measuring fair value, we use the following inputs in the order of priority indicated:
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
January 1, 2016
(continued)

Level 3 - Unobservable inputs to the valuation methodology that are significant to the fair value measurement.
Please refer to Note 2—Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2015 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.
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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and perceived weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. On July 9, 2015 the FASB approved a one year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. The Company continues to evaluate the impact that the new guidance may have on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17—Balance Sheet Classification of Deferred Taxes. As part of the FASB's accounting simplification initiative, ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.
ASU 2015-17 is effective for entities (other than public business entities) for fiscal years beginning after December 15, 2016, with retrospective application to all periods presented. Early application is permitted. The Company does not expect the impact of this ASU to be material to its consolidated financial statements.

Business Combinations

During fiscal year 2016, the Company acquired J.L. Patterson & Associates. This acquisition was not material to the Company's consolidated results for the first quarter of fiscal 2016.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
January 1, 2016
(continued)

Receivables
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at January 1, 2016 and October 2, 2015 as well as certain other related information (in thousands):

	January 1, 2016	October 2, 2015
Components of receivables:
Amounts billed	$1,289,617	$1,213,892
Unbilled receivables and other	1,041,538	1,252,509
Retentions receivable	93,292	82,342
Total receivables, net	$2,424,447	$2,548,743
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$299,972	$327,157
Claims receivable	$19,948	$32,511

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
Claims receivable are included in receivables in the accompanying Consolidated Balance Sheets and represent certain costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated.
Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at January 1, 2016 and October 2, 2015 consisted of the following (in thousands):

	January 1, 2016	October 2, 2015
Land	$23,469	$23,757
Buildings	92,404	97,597
Equipment	582,064	592,491
Leasehold improvements	250,294	259,544
Construction in progress	22,116	17,229
	970,347	990,618
Accumulated depreciation and amortization	(609,341)	(609,380)
	$361,006	$381,238

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
The total amount outstanding under the 2014 Facility in the form of direct borrowings at January 1, 2016 was $621.9 million. The Company has issued $2.5 million in letters of credit under the 2014 Facility leaving $975.6 million of available borrowing capacity under the 2014 Facility at January 1, 2016. In addition, the Company had $238.4 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $240.9 million at January 1, 2016.
The 2014 Facility expires in February 2020 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2014 Facility will bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at January 1, 2016.
Revenue Accounting for Contracts / Accounting for Joint Ventures

In general, we recognize revenue at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For multiple contracts with a single customer we account for each contract separately. We also recognize as revenues, costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. A significant portion of the Company's revenue is earned on cost reimbursable contracts. The percentage of revenues realized by the Company by type of contract during fiscal 2015 can be found in Note 1—Description of Business and Basis of Presentation of Notes to Consolidated Financial Statements included in our 2015 Form 10-K.

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
January 1, 2016
(continued)

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
The following table sets forth pass-through costs included in revenues for each of the three months ended January 1, 2016 and December 26, 2014 (in thousands):

	For the Three Months Ended
	January 1, 2016	December 26, 2014
Pass-through costs included in revenues	$670,331	$706,830
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
Disclosures About Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during each of the three months ended January 1, 2016 and December 26, 2014 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
January 1, 2016
(continued)

	For the Three Months Ended
Component:	January 1, 2016	December 26, 2014
Service cost	$8,676	$8,576
Interest cost	15,702	16,658
Expected return on plan assets	(19,507)	(21,049)
Amortization of previously unrecognized items	5,733	5,410
Settlement (gain) loss	(163)	59
Net periodic benefit cost	$10,441	$9,654
Included in the above table are amounts relating to a U.S. pension plan, the participating employees of which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the expectation of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. The underfunded amount for this pension plan is included in "Other Noncurrent Assets" in the accompanying Consolidated Balance Sheets at January 1, 2016. Net periodic pension costs for this pension plan for the three months ended January 1, 2016 were $3.4 million and for the three months ended December 26, 2014 were $1.5 million.

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2016 (in thousands):

Cash contributions made during the first three months of fiscal 2016	$7,379
Cash contributions we expect to make during the remainder of fiscal 2016	35,037
Total	$42,416
Other Comprehensive Income

The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company's Consolidated Statements of Earnings for the three months ended January 1, 2016 and December 26, 2014 related to the Company's defined benefit pension plans (in thousands):

	For the Three Months Ended
	January 1, 2016	December 26, 2014
Amortization of Defined Benefit Items:
Actuarial losses	$(4,461)	$(5,410)
Prior service cost	61	24
Total Before Income Tax	(4,400)	(5,386)
Income Tax Benefit	1,046	1,508
Total Reclassifications, After-tax	$(3,354)	$(3,878)
Income Taxes

During the three months ended January 1, 2016, the Company released a valuation allowance on deferred tax assets pertaining to foreign net operating losses, resulting in a one-time tax benefit of $11.2 million recorded in Income Tax Expense in the accompanying Consolidated Statements of Earnings.

Earnings Per Share and Certain Related Information
The following table (i) reconciles the denominator used to compute basic earnings per share ("EPS") to the denominator used to compute diluted EPS for the three months ended January 1, 2016 and December 26, 2014; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
January 1, 2016
(continued)

the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended
	January 1, 2016	December 26, 2014
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	120,888	128,652
Effect of stock options and restricted stock	1,071	1,321
Denominator used to compute diluted EPS	121,959	129,973
Antidilutive stock options and restricted stock	4,011	3,169
Shares of common stock issued from the exercise of stock options and the release of restricted stock	287	396

Share Repurchases

On July 23, 2015, the Company's Board of Directors authorized a share repurchase program of up to $500 million of the Company's common stock. The following table summarizes the activity under this program from the authorization date (in thousands, except per-share amounts):

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000	$41.09	1,024	1,024

(1)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.

Share repurchases may be executed through various means including, without limitation, open market transactions, privately negotiated transactions or otherwise. The share repurchase program does not obligate the Company to purchase any shares and expires on July 22, 2018. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing of share repurchases may depend upon market conditions, other uses of capital, and other factors.

Commitments and Contingencies

In the normal course of business, we are subject to certain contractual guarantees and litigation. The guarantees to which we are a party generally relate to project schedules and plant performance. Most of the litigation in which we are involved has us as a defendant in workers' compensation, personal injury, environmental, employment/labor, professional liability, and other similar lawsuits.

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
January 1, 2016
(continued)

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

On August 9, 2014, the Company received a Notice of Arbitration from Motiva Enterprises LLC ("Motiva"). The arbitration is pending in Houston, Texas before the International Institute for Conflict Prevention and Resolution and is currently scheduled to begin on September 26, 2016. In 2006, Motiva contracted with Bechtel-Jacobs CEP Port Arthur Joint Venture (“BJJV”), a joint venture between Bechtel Corporation and Jacobs to perform professional services in connection with the expansion project at the Motiva Port Arthur, Texas refinery. In the Notice of Arbitration, Motiva asserts various causes of action and alleges fraud and breach of fiduciary duty and entitlement to equitable and monetary relief in excess of $7 billion. BJJV has denied liability and is vigorously defending these claims, but the Company cannot provide assurance that BJJV will be successful in these efforts as litigation is subject to inherent uncertainties and unfavorable rulings can and do occur. Based on the information currently available to management, the Company does not expect this matter to have a material adverse effect on the Company's business, financial condition, results of operations and/or cash flows.

On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited ("Jacobs E&C"). The arbitration is pending in Singapore before the Singapore International Arbitration Centre. In March 2011, Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for the Nui Phao mine/mineral processing project in Vietnam. In the Notice of Arbitration and in a subsequently filed Statement of Claim dated February 1, 2016, NPMC asserts various causes of action and alleges that the quantum of its claim exceeds $167 million. Jacobs has denied liability and is vigorously defending this claim. No hearing date has been set. The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

On August 7, 2015, Jacobs and Jacobs Field Services N.A. Inc. (collectively the “Jacobs Parties”) filed a demand for arbitration before the American Arbitration Association against Freeport-McMoran Corporation (“Freeport”) alleging breach of contract for failure to pay invoices of approximately $58 million and for statutory penalties for failure to pay, and asserting that they are entitled to a total of $71.0 million in damages from Freeport (which amount includes the outstanding invoices). On August 28, 2015, Freeport filed an answering statement denying the Jacobs Parties’ claims and asserting counterclaims against the Jacobs Parties for breach of contract and alleging damages of $116.0 million. The Jacobs Parties have denied liability and are vigorously defending these claims. No hearing date has been set. The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

On December 7, 2009, the Judicial Council of California, Administrative Office of the Courts (“AOC”) initiated an action in the San Francisco County Superior Court against Jacobs Facilities Inc. (“JFI”) and Jacobs Project Management (“JPM”). On June 6, 2011, AOC filed an operative Second Amended Complaint, which added Jacobs as a defendant. The action arises out of an assignment and assumption agreement between AOC and JFI pursuant to which JFI agreed to provide regular maintenance and repairs at certain AOC court facilities. AOC alleged three causes of action: (i) breach of contract based on the expiration of JFI’s contractor’s license before the assignment and assumption agreement was executed; (ii) disgorgement of all fees paid to JFI and JPM under the contract pursuant to California’s Contractors’ State License Law (“CSLL”); and (iii) breach of Jacobs’ parent guarantee agreement. JPM cross-claimed for unpaid sums for services that the licensed JPM had performed pursuant to the assigned contract between August 2009 and November 2009. A jury trial was held on the parties’ CSLL claims in April 2012 and, on May 2, 2012, the jury returned a special verdict in favor of the Jacobs entities finding, among other things, that JPM was owed approximately $4.7 million in unpaid fees and that JFI was not required to disgorge the approximate $18.3 million that AOC had paid for its work under the contract. AOC subsequently dismissed its cause of action for breach of contract, and JPM dismissed its cross-claims other than those for its unpaid invoices. AOC’s third cause of action for breach of

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
January 1, 2016
(continued)

the parent guaranty was resolved by a stipulation, which provided that if AOC obtains a judgment against JFI, the judgment will also be against its parent, Jacobs. The trial court entered judgment in the Jacobs entities’ favor. On August 20, 2015, the California Court of Appeal for the First Appellate District reversed the jury’s verdict, holding that JFI had violated the CSLL. The Court of Appeal remanded for an evidentiary hearing to determine whether JFI and JPM had “substantially complied” with, and may therefore avoid disgorgement under, the CSLL. The Jacobs entities have contested, and will continue to vigorously contest, the AOC’s claims and will vigorously litigate JPM’s claim for unpaid sums. The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

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
General
The purpose of this Management’s Discussion and Analysis ("MD&A") is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•
The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2015 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2—Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2015 Form 10-K;

•	The Company’s fiscal 2015 audited consolidated financial statements and notes thereto included in our 2015 Form 10-K; and

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K.
In addition to historical information, this MD&A may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as "expects," "anticipates," "believes," "seeks," "estimates," "plans," "intends," “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, those listed and discussed in Item 1A—Risk Factors, included in our 2015 Form 10-K. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in our 2015 Form 10-K and in other documents we file from time to time with the United States Securities and Exchange Commission.

The 2015 Restructuring

During the second quarter of fiscal 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the "2015 Restructuring"). The 2015 Restructuring was not completed in fiscal 2015, and actions related to the 2015 Restructuring continued into fiscal 2016. Actions related to the 2015 Restructuring completed during the first quarter of fiscal 2016 include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. We are not exiting any service types or client end-markets. The Company's consolidated results of operations for the first quarter of fiscal 2016 include $68.4 million pre-tax costs associated with the 2015 Restructuring. The Company's consolidated results of operations for the first quarter of fiscal 2015 do not include any restructuring-related costs. The costs of the 2015 Restructuring are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Earnings for the first quarter of fiscal 2016. The following table summarizes the effects of the 2015 Restructuring on the Company's consolidated results of operations for the three month period ended January 1, 2016 (in thousands, except for earnings per share):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

	Three Months Ended
	January 1, 2016
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Consolidated pre-tax earnings	$57,787	$(68,383)	$126,170
Tax expense	(7,481)	20,247	(27,728)
Net earnings of the Group	50,306	(48,136)	98,442
Non-controlling interests	(3,792)	—	(3,792)
Net earnings of Jacobs	$46,514	$(48,136)	$94,650
Diluted earnings per share	$0.38	$(0.40)	$0.78

Overview - Three Months Ended January 1, 2016

The Company's GAAP net earnings for the three months ended January 1, 2016 decreased by $53.6 million, or 53.5%, compared to the corresponding period last year. Excluding the effects of the 2015 Restructuring, the Company's adjusted net earnings for the three months ended January 1, 2016 totaled $94.7 million, representing a decrease of $5.4 million, or 5.4%, from the corresponding first quarter period last year. Included in the results of operations for the first quarter of fiscal 2016 is an $11.2 million income tax benefit associated with the release of a valuation allowance against certain deferred tax assets relating to certain foreign net operating losses.

The effects of lower prices of crude oil and certain commodities, including copper and iron ore, continue to put pressure on the capital spending plans of our clients operating in the Chemicals & Polymers, Oil & Gas-Upstream, and Mining and Minerals industries and markets. However, we experienced higher volumes of business activity during the first quarter of fiscal 2016 for clients operating the Pharmaceuticals and Biotechnology, Refining - Downstream, and Infrastructure industry groups and markets as compared to the corresponding period last year. We believe actions taken pursuant to the Company's 2015 Restructuring have lowered the Company's overall cost structure, which is helping to offset negative pressures we are experiencing in certain of our markets.

Backlog at January 1, 2016 was $18.2 billion, and represents a decrease of 4.6% over backlog at December 26, 2014. On a constant currency basis, backlog was down 2.2%.

The Company repurchased and retired 1.0 million shares of its common stock during the three months ended January 1, 2016 under its July 23, 2015 share repurchase program, which was first utilized in the first quarter of fiscal 2016. Total cash spent for the shares repurchased during the first quarter of fiscal 2016 was $42.1 million.

Results of Operations
Net earnings for the first quarter of fiscal 2016 ended January 1, 2016 decreased $53.6 million, or 53.5%, to $46.5 million (or $0.38 per diluted share) from $100.1 million (or $0.77 per diluted share) for the corresponding period last year. Included in net earnings for the first quarter of fiscal 2016 are the costs associated with the 2015 Restructuring. Excluding the effects of the 2015 Restructuring occurring in the first quarter of fiscal 2016, adjusted net earnings for the first quarter of fiscal 2016 decreased $5.4 million, or 5.4%, to $94.7 million (or $0.78 per diluted share) from $100.1 million (or $0.77 per diluted share) for the corresponding period last year. Included in the results of operations for the first quarter of fiscal 2016 is an $11.2 million income tax benefit associated with the release of a valuation allowance against certain deferred tax assets relating to certain foreign net operating losses.
Total revenues for the first quarter of fiscal 2016 decreased by $339.1 million, or 10.6%, to $2.85 billion, from $3.19 billion for the first quarter of fiscal 2015. The decrease in revenues was due primarily to reduced pass-through costs included in revenues combined with lower volumes in the Chemicals and Polymers, National Government, Mining and Minerals, and Oil & Gas - Upstream markets. Also contributing to the decrease in revenues in the first quarter of fiscal 2016 as compared to the corresponding period last year was effects of the strengthening U.S. dollar relative to certain foreign currencies.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table sets forth our revenues by the various types of services we provide for the three months ended January 1, 2016 and December 26, 2014, (in thousands):

	For the Three Months Ended
	January 1, 2016	December 26, 2014
Technical Professional Services Revenues:
Project Services	$1,387,675	$1,623,587
Process, Scientific, and Systems Consulting	258,915	308,937
Total Technical Professional Services Revenues	1,646,590	1,932,524
Field Services Revenues:
Construction	897,050	947,792
Operations and Maintenance ("O&M")	304,294	306,689
Total Field Services Revenues	1,201,344	1,254,481
Total Revenues	$2,847,934	$3,187,005

Project Services revenues for the three months ended January 1, 2016 decreased $235.9 million, or 14.5%, from the corresponding period last year. The decrease in Project Services revenues was due primarily to lower business volumes in the North American and U.K. Chemicals and Polymers and Oil & Gas - Upstream markets, driven principally by the decline in oil and other commodity prices, combined with the effects of the strengthening U.S. dollar.

Process, Scientific, and Systems Consulting revenues for the three months ended January 1, 2016 decreased $50.0 million, or 16.2%, from the corresponding period last year. The decrease was due primarily to lower pass through costs included in revenues and the winding down of certain projects in the first quarter of fiscal 2016 when compared to the prior comparable period. The revenues in this service type relate to science, engineering, and technical support services provided primarily to U.S. federal government clients and its various agencies.

Construction revenues for the three months ended January 1, 2016 decreased $50.7 million, or 5.3%, from the corresponding period last year. The decrease is primarily due to the winding down of a U.S. project in the Mining and Minerals market along with lower volumes in this market overall.

Operations and Maintenance revenues for the three months ended January 1, 2016 were essentially flat as compared to the corresponding period last year.

The following table sets forth our revenues by the industry groups and markets in which our clients operate for the three months ended January 1, 2016 and December 26, 2014 (in thousands):

	For the Three Months Ended
	January 1, 2016	December 26, 2014
National Government Programs	$590,793	$668,342
Refining - Downstream	551,735	508,888
Chemicals and Polymers	487,622	698,356
Infrastructure	392,828	385,585
Buildings	221,160	230,031
Oil & Gas - Upstream	194,311	246,014
Industrial and Other	179,128	177,914
Pharmaceuticals and Biotechnology	160,313	129,785
Mining and Minerals	70,044	142,090
	$2,847,934	$3,187,005

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the three months ended January 1, 2016, revenues from clients operating in the National Government Programs market decreased $77.5 million, or 11.6%, to $590.8 million from $668.3 million for the corresponding period last year. The decrease was due primarily to lower pass through costs included in revenues and the winding down of certain projects in the first quarter of fiscal 2016 when compared to the corresponding period of the prior year.

For the three months ended January 1, 2016, revenues from clients operating in the Refining - Downstream market increased $42.8 million, or 8.4%, to $551.7 million from $508.9 million for the corresponding period last year. The increase occurred within our operations in the U.S. and the U.K., and was partially offset by lower volumes in Canada.

For the three months ended January 1, 2016, revenues from projects for clients operating in the Chemicals and Polymers industries decreased $210.7 million, or 30.2%, to $487.6 million from $698.4 million for the corresponding period last year. The decrease in revenues was due primarily to the normal winding-down and completion of certain projects in the U.S, the U.K., and Europe. While our clients in these industries continue to evaluate the effects of lower feed stock prices relative to near- and long-term demand and the impact on their capital spending programs, we intend to emphasize in the market place our capabilities in FEED (front-end engineering design) and pre-FEED services as well as our maintenance and sustaining capital services. We have long-term relationships with numerous chemical companies around the world, and we continue to believe this industry group will provide strong growth opportunities in the long-term.

For the three months ended January 1, 2016, revenues from clients operating in the Infrastructure market increased $7.2 million, or 1.9%, to $392.8 million from $385.6 million for the corresponding period last year. The increase was due primarily to higher volume in Australia and New Zealand. We believe market conditions may continue to improve within this industry group, particularly for transportation, water, and certain other projects around the globe.

For the three months ended January 1, 2016, revenues from clients operating in the Buildings market decreased $8.9 million, or 3.9%, to $221.2 million from $230.0 million for the corresponding period last year. Although revenues for this industry group and market declined on a year-over-year basis, we see growth opportunities globally in the fields of health care, higher education, transportation, mission critical, and certain other technically complex buildings and facilities.

For the three months ended January 1, 2016, revenues on projects for clients operating in the Oil & Gas-Upstream market decreased $51.7 million, or 21.0%, to $194.3 million from $246.0 million for the corresponding period last year. The decline in crude oil prices has dampened our client's near-term capital spending plans. As a result, we see certain clients deploying more of their capital budgets to sustaining capital-type programs (small-cap projects and maintenance-driven work), an area where the Company is strong.

For the three months ended January 1, 2016, revenues on projects for clients operating in the Pharmaceuticals & Biotechnology market increased $30.5 million, or 23.5%, to $160.3 million from $129.8 million for the corresponding period last year. We continue to see inquiries by clients involving facilities relating to biologics and other pharmaceutical plants. Accordingly, we continue to believe that this market is strong with a developing pipeline of projects in Europe and Asia.

For the three months ended January 1, 2016, revenues from clients operating in the Mining and Minerals market decreased $72.0 million, or 50.7%, to $70.0 million from $142.1 million for the corresponding period last year. The decrease in revenues was due to the winding down of several projects in North and South America and Australia without significant new work being added. Globally, continuing pressure on commodity prices have caused our clients in these industries to behave more conservatively when it comes to new spend. It is possible that this situation may continue for the foreseeable future. Accordingly, the Company is refocusing and reallocating its resources onto brownfield and sustaining capital-type projects. Longer-term, we believe we are well positioned to realize incremental business when the current pricing environment improves.
Direct costs of contracts for the first quarter of fiscal 2016 decreased $260.1 million, or 9.8%, to $2.4 billion from $2.7 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as "pass-through costs"). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Pass-through costs included in revenues for the first quarter of fiscal 2016 decreased $36.5 million, or 5.2%, to $670.3 million from $706.8 million for the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business. The decrease in pass-through costs was due primarily to the decline in our field services activity.

As a percentage of revenues, direct costs of contracts for the three months ended January 1, 2016 and December 26, 2014 was 84.5% and 83.7%, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2016 increased $19.8 million, or 5.5%, to $381.0 million from $361.2 million for the corresponding period last year. The increase for the current three month period as compared to the prior year was due primarily to costs associated with the 2015 Restructuring recorded during the first quarter of fiscal 2016. Excluding the impact of the 2015 Restructuring, adjusted SG&A expenses for the first quarter of fiscal 2016 decreased $48.6 million, or 13.4%, to $312.6 million from $361.2 million for the corresponding period last year.

Net interest expense for the three months ended January 1, 2016 decreased $1.7 million, or 56.5%, to $1.3 million from $3.0 million for the corresponding period last year. The decrease for the three month period as compared to the corresponding prior year period was due primarily to lower debt levels in the first quarter of fiscal 2016 as compared to the same period last year.

The Company's effective income tax rate for the first quarter ended January 1, 2016 declined to 12.9% from 31.4% for the corresponding period last year. The decrease in the tax rate for the three months ended January 1, 2016 as compared to the corresponding period last year was primarily the result of an $11.2 million tax benefit associated with the release of a valuation allowance against certain deferred tax assets relating to certain foreign net operating losses.
Backlog Information
We include in backlog the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. Our policy with respect to O&M contracts, however, is to include in backlog the amount of revenues we expect to receive for one succeeding year, regardless of the remaining life of the contract. For national government programs (other than national government O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, excluding option periods. Because of the nature, size, expected duration, funding commitments, and the scope of services required by our contracts, the timing of when backlog will be recognized as revenues can vary greatly between individual contracts. Backlog is not necessarily an indicator of future revenues.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes our backlog at January 1, 2016 and December 26, 2014 (in millions):

	January 1, 2016	December 26, 2014
Technical professional services	$11,421.4	$13,222.4
Field services	6,801.0	5,885.0
Total	$18,222.4	$19,107.4

Our backlog decreased $0.9 billion, or 4.6%, to $18.2 billion at January 1, 2016 from $19.1 billion at December 26, 2014. Of the $0.9 billion decrease, approximately $470.0 million is due to the effects of foreign exchange. Although backlog at January 1, 2016 includes new awards from clients operating in many of the industry groups and markets we serve, these awards were insufficient to off-set the effects of work-off, project cancellations, and reductions in scope. In addition, backlog has been further challenged as it relates to clients operating in the petroleum, chemicals, and mining and minerals industries due to the effects of the continuing low crude oil prices and certain commodities; i.e., copper and iron ore.
Liquidity and Capital Resources
At January 1, 2016, our principal sources of liquidity consisted of $443.7 million of cash and cash equivalents and $975.6 million of available borrowing capacity under our $1.6 billion revolving credit facility (the "2014 Facility"; refer to the Note Long-term Debt in Notes to Consolidated Financial Statements appearing under Part 1 - Item 1 of this Quarterly Report on Form 10-Q). We finance much of our operations and growth through cash generated by our operations.
During the three months ended January 1, 2016, our cash and cash equivalents decreased by $17.1 million from $460.9 million at October 2, 2015 to $443.7 million at January 1, 2016. This compares to a net decrease of $62.6 million of cash and cash equivalents during the three months ended December 26, 2014.
The three most significant factors contributing to the lower decrease in cash and cash equivalents during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 are: (i) $71.6 million less cash used in fiscal 2016 as compared to fiscal 2015 to repurchase shares of the Company's common stock; and (ii) $60.3 million less cash used in fiscal 2016 as compared to fiscal 2015 related to the Company's net debt activity; off-set in part by (iii) $55.9 million in lower Group net earnings in fiscal 2016 as compared to fiscal 2015.

Our operations provided net cash inflows of $26.7 million during the three months ended January 1, 2016. This compares to net cash inflows of $139.0 million for the corresponding period last year. The $112.3 million decrease in cash flows from operating activities during the three months ended January 1, 2016 as compared to the corresponding period last year was due primarily to a $59.8 million decrease in cash generated from changes within our working capital accounts (discussed below) and a $55.9 million decrease in Group net earnings.
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
This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $59.8 million decrease in cash flows relating to our working capital accounts is not indicative of any known trend within our operations and was due primarily to the timing of cash receipts and payments within our working capital accounts. Contributing to the decrease in cash flows relating to our working capital accounts were higher cash payments in fiscal 2016 relating to liabilities accrued as part of the fiscal 2015 and 2014 restructuring activities, as compared to the first quarter of fiscal 2015 and the timing of income tax payments in the U.S. and Europe.
With respect to the Company's trade accounts receivable, we believe, in general, that our credit risk is not significant in spite of the fact that we provide services to clients operating in a wide range of industries as well as in a number of countries outside the U.S. Our private sector customers include large, well-known, and well-established multi-national companies, and our government customers consist of national, state, and local agencies located principally in the U.S., the U.K., and Australia.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Although we have not historically experienced significant collection issues with either of our governmental or commercial customers, we are currently reassessing how we extend credit to customers operating in certain of the industry groups and markets we service.
We used $26.4 million of cash and cash equivalents for investing activities during the three months ended January 1, 2016 as compared to $30.4 million used during the corresponding period last year. The decrease in cash used is due to the lower additions of property and equipment in fiscal 2016 as compared to the prior fiscal year partially offset by a small acquisition in fiscal 2016.
Our financing activities resulted in net cash outflows of $3.5 million during the three months ended January 1, 2016. This compares to net cash outflows of $140.4 million during the corresponding period last year. The $136.9 million in lower cash outflows during fiscal 2016 as compared to the previous year was due primarily to (i) $71.6 million less cash used in fiscal 2016 as compared to fiscal 2015 to repurchase shares of the Company's common stock (discussed in further detail in Part II, Item 2 of this Quarterly Report on Form 10-Q), and (ii) $60.3 million less cash used in fiscal 2016 to pay-down the Company's long-term debt.
The Company had $443.7 million of cash and cash equivalents at January 1, 2016. Of this amount, approximately $97.4 million was held in the U.S. and $346.3 million was held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India). Other than the tax cost of repatriating funds to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements included in our 2015 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $443.7 million in cash and cash equivalents at January 1, 2016, and our consolidated working capital position was $1.3 billion at that date. In addition, there was $975.6 million of borrowing capacity remaining under the 2014 Facility at January 1, 2016. We believe that the capacity, terms and conditions of the 2014 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.
The Company had $240.9 million of letters of credit outstanding at January 1, 2016. Of this amount, $2.5 million was issued under the 2014 Facility and $238.4 million was issued under separate, committed and uncommitted letter-of-credit facilities.

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
The Company’s management, with the participation of its Executive Chairman (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 1, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Executive Chairman (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

There were no changes in the Company’s system of internal control over financial reporting during the quarter ended January 1, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 is included in the Note Commitments and Contingencies included in the Notes to Consolidated Financial Statements appearing under Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
Please refer to Item 1A—Risk Factors in our 2015 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors during the period covered by this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the first quarter of fiscal 2016.

Share Repurchases

A summary of repurchases of our common stock made during each fiscal month during the first quarter of fiscal 2016 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2015 through October 30, 2015	435	$39.83	435	$482,673
October 31, 2015 through November 27, 2015	247	41.44	247	472,453
November 28, 2015 through January 1, 2016	343	42.45	343	457,903
Total	1,024	41.09	1,024	457,903

(1)	Includes commissions paid.

(2)
On July 23, 2015, the Board of Directors approved a program to repurchase up to $500 million of the Company's common stock over the next three years. Share repurchases may be executed through various means including, without limitation, open market transactions, privately negotiated transactions or otherwise. The share repurchase program does not oblige the Company to purchase any shares and expires on July 22, 2018. The authorization for the share repurchase program may be terminated, increased, or decreased by the Company's Board of Directors in its discretion at any time. The timing of our share repurchases may depend upon market conditions, other uses of capital, and other factors.

Item 3.	Mine Safety Disclosure.
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
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Exhibits

†10.3	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as amended and restated, effective December 9, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Being filed herewith.
#	Indicates management contract or compensatory plan or arrangement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	February 3, 2016