Form 10-Q
period 2016-04-01
JACOBS ENGINEERING GROUP INC /DE/
filed 2016-05-05
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2016

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

Number of shares of common stock outstanding at May 3, 2016: 121,925,178

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	April 1, 2016 (Unaudited)	October 2, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$559,722	$460,859
Receivables	2,415,092	2,548,743
Prepaid expenses and other	98,014	113,076
Total current assets	3,072,828	3,122,678
Property, Equipment and Improvements, Net	343,550	381,238
Other Noncurrent Assets:
Goodwill	3,054,798	3,048,778
Intangibles	342,367	353,419
Deferred income taxes	375,244	374,064
Miscellaneous	528,018	505,749
Total other non-current assets	4,300,427	4,282,010
	$7,716,805	$7,785,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$2,727	$13,364
Accounts payable	487,810	566,866
Accrued liabilities	1,054,229	1,090,985
Billings in excess of costs	373,649	309,951
Total current liabilities	1,918,415	1,981,166
Long-term Debt	530,000	584,434
Other Deferred Liabilities	829,416	863,868
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—122,146,182 shares and 123,152,966 shares, respectively	122,146	123,153
Additional paid-in capital	1,149,777	1,137,144
Retained earnings	3,554,291	3,496,212
Accumulated other comprehensive loss	(450,196)	(464,764)
Total Jacobs stockholders’ equity	4,376,018	4,291,745
Noncontrolling interests	62,956	64,713
Total Group stockholders’ equity	4,438,974	4,356,458
	$7,716,805	$7,785,926

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Six Months Ended April 1, 2016 and March 27, 2015

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Revenues	$2,781,763	$2,903,332	$5,629,697	$6,090,337
Costs and Expenses:
Direct cost of contracts	(2,337,547)	(2,412,388)	(4,745,007)	(5,079,947)
Selling, general and administrative expenses	(357,435)	(357,899)	(738,459)	(719,122)
Operating Profit	86,781	133,045	146,231	291,268
Other Income (Expense):
Interest income	2,264	1,580	4,484	3,856
Interest expense	(2,200)	(4,548)	(5,743)	(9,866)
Miscellaneous income (expense), net	3,611	(1,115)	3,271	(1,601)
Total other income (expense), net	3,675	(4,083)	2,012	(7,611)
Earnings Before Taxes	90,456	128,962	148,243	283,657
Income Tax Expense	(27,067)	(40,852)	(34,548)	(89,352)
Net Earnings of the Group	63,389	88,110	113,695	194,305
Net Loss (Earnings) Attributable to Noncontrolling Interests	1,861	(6,143)	(1,931)	(12,259)
Net Earnings Attributable to Jacobs	$65,250	$81,967	$111,764	$182,046
Net Earnings Per Share:
Basic	$0.54	$0.65	$0.93	$1.43
Diluted	$0.54	$0.64	$0.92	$1.42

See the accompanying Notes to Consolidated Financial Statements including the Company’s note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended April 1, 2016 and March 27, 2015

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Net Earnings of the Group	$63,389	$88,110	$113,695	$194,305
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	17,248	(38,318)	746	(86,691)
Loss on cash flow hedges	(2,965)	(2,925)	(413)	(4,844)
Change in pension liabilities	6,975	16,278	18,418	30,921
Other comprehensive loss before taxes	21,258	(24,965)	18,751	(60,614)
Income Tax Benefit:
Cash flow hedges	727	643	4	1,265
Change in pension liabilities	(1,705)	(3,076)	(4,187)	(6,004)
Income Tax Expense	(978)	(2,433)	(4,183)	(4,739)
Net other comprehensive income (loss)	20,280	(27,398)	14,568	(65,353)
Net Comprehensive Income of the Group	83,669	60,712	128,263	128,952
Net Comprehensive Loss (Income) Attributable to Noncontrolling Interests	1,861	(6,143)	(1,931)	(12,259)
Net Comprehensive Income Attributable to Jacobs	$85,530	$54,569	$126,332	$116,693

See the accompanying Notes to Consolidated Financial Statements including the Company’s note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended April 1, 2016 and March 27, 2015

(In thousands)

(Unaudited)

	April 1, 2016	March 27, 2015
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$113,695	$194,305
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	43,226	51,155
Intangible assets	23,451	25,535
Stock based compensation	17,107	23,805
Tax benefit from stock based compensation	(29)	(279)
Equity in earnings of operating ventures, net	(10,382)	8,420
Losses (gains) on disposals of assets, net	9,624	(267)
Change in pension plan obligations	2,371	(5,767)
Change in deferred compensation plans	(703)	(2,187)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	134,619	40,503
Prepaid expenses and other current assets	15,180	27,420
Accounts payable	(84,465)	(131,767)
Accrued liabilities	(38,365)	(75,409)
Billings in excess of costs	65,657	(29,505)
Income taxes	3,131	(17,003)
Deferred income taxes	(13,096)	5,136
Other deferred liabilities	(21,229)	(10,799)
Other, net	4,508	885
Net cash provided by operating activities	264,300	104,181
Cash Flows from Investing Activities:
Additions to property and equipment	(29,309)	(59,177)
Disposals of property and equipment	250	5,038
Purchases of investments	(3,406)	—
Sales of investments	—	13
Acquisitions of businesses, net of cash acquired	(10,500)	—
Net cash used for investing activities	(42,965)	(54,126)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	988,796	692,433
Repayments of long-term borrowings	(1,041,486)	(693,005)
Proceeds from short-term borrowings	618	301,191
Repayments of short-term borrowings	(11,466)	(291,462)
Proceeds from issuances of common stock	15,735	17,157
Common stock repurchases	(72,291)	(254,209)
Excess tax benefits from stock based compensation	29	279
Dividends paid to noncontrolling interests	(2,709)	(7,230)
Net cash provided by financing activities	(122,774)	(234,846)
Effect of Exchange Rate Changes	302	(82,906)
Net Increase (Decrease) in Cash and Cash Equivalents	98,863	(267,697)
Cash and Cash Equivalents at the Beginning of the Period	460,859	732,647
Cash and Cash Equivalents at the End of the Period	$559,722	$464,950

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2016

Basis of Presentation

Unless the context otherwise requires:

•	References herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors;
•	References herein to the “Company”, “we”, “us” or “our” are to Jacobs Engineering Group Inc. and its consolidated subsidiaries; and
•	References herein to the “Group” are to the combined economic interests and activities of the Company and the persons and entities holding noncontrolling interests in our consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2015 (“2015 Form 10-K”) as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2015 Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at April 1, 2016, and for the three and six month periods ended April 1, 2016 and March 27, 2015.

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

Fair Value and Fair Value Measurements

Certain amounts included in the accompanying consolidated financial statements are presented at “fair value.” Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the date fair value is determined (the “measurement date”). When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider only those assumptions we believe a typical market participant would consider when pricing an asset or liability. In measuring fair value, we use the following inputs in the order of priority indicated:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets included in Level 1, such as (i) quoted prices for similar assets or liabilities; (ii) quoted prices in markets that have insufficient volume or infrequent transactions (e.g., less active markets); and (iii) model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the fair value measurement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2016

(continued)

Please refer to Note 2—Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2015 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.

New Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) issues accounting standards updates (each being an “ASU”) to its Accounting Standards Codification (“ASC”), which constitutes the primary source of U.S. GAAP.  The Company regularly monitors ASUs as they are issued and considers their applicability to its business.  All ASUs applicable to the Company are adopted by the due date and in the manner prescribed by the FASB.

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and perceived weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements.  ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard.  The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein.  The FASB also approved changes allowing for early adoption of the standard as of the original effective date.  The Company continues to evaluate the impact that the new guidance may have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases. ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods.  Early adoption is permitted, including adoption in an interim period.  The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09—Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period for which financial statements have not been issued or made available for issuance.  If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  The Company is evaluating the impact of the new guidance on its consolidated financial statements.

During the second quarter of fiscal 2016, the Company adopted the provisions of ASU 2015-17—Balance Sheet Classification of Deferred Taxes. ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  ASU 2015-17 is effective for entities for fiscal years beginning after December 15, 2016, with retrospective application to all periods presented. Early application is permitted. The Company adopted ASU 2015-17 on a retrospective basis.  Accordingly, the current deferred taxes and noncurrent deferred tax assets included in miscellaneous noncurrent assets on the October 2,  2015 Consolidated Balance Sheet were reclassified to noncurrent deferred taxes, which increased noncurrent deferred tax assets $160.3 million and decreased miscellaneous noncurrent assets by $213.8 million.

Segment Information

During the second quarter of fiscal 2016, we reorganized our operating and reporting structure around four lines of business (“LOB”).  This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities.  The four global LOBs are: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial. Previously, the Company operated its business as a single segment.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2016

(continued)

Under the new organization, each LOB has a president that reports directly to the Company's President & CEO (who is also the Company’s Chief Operating Decision maker, or “CODM”).  As part of the reorganization, the cost of the sales function, which had been managed centrally for many years, is now embedded in the new segments and report to the respective line of business presidents.  In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) are allocated to each LOB using methodologies which, we believe, effectively attributes the cost of these support functions to the revenue-generating activities of the Company on a rational basis.  In addition, the cost of the Company’s cash incentive plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in corporate’s results of operations).

Financial information for each LOB is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources.  The Company does not track assets by LOB, nor does it provide such information to the CODM.

The CODM evaluates the operating performance of our LOBs using operating profit, which is defined as margin less “corporate charges” (e.g., the allocated amounts described above).  The Company incurs certain SG&A costs which relate to its business as a whole which are not allocated to the LOBs.

The following tables present total revenues, and operating profit for each reportable segment. Prior period information has been restated to reflect the current period presentation (in thousands).

	For the Three Months Ended		For the Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Revenues from External Customers:
Petroleum & Chemicals	$866,615	$1,046,767	$1,808,928	$2,207,219
Aerospace & Technology	669,464	701,115	1,339,655	1,435,342
Buildings & Infrastructure	579,128	602,062	1,142,458	1,226,792
Industrial	666,556	553,388	1,338,656	1,220,984
Total	$2,781,763	$2,903,332	$5,629,697	$6,090,337

	For the Three Months Ended		For the Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Operating Profit:
Petroleum & Chemicals	$30,945	$28,656	$62,548	$63,755
Aerospace & Technology	55,121	53,072	103,120	103,033
Buildings & Infrastructure	42,463	42,428	82,915	80,392
Industrial	12,417	47,877	39,772	76,850
Total Segment Operating Profit	140,946	172,033	288,355	324,030
Other Corporate Expenses	(18,797)	(24,950)	(38,373)	(18,724)
Restructuring Charges	(35,368)	(14,038)	(103,751)	(14,038)
Total Other Income (Expense)	3,675	(4,083)	2,012	(7,611)
Earnings Before Taxes	$90,456	$128,962	$148,243	$283,657

Included in “other corporate expenses” in the above table are costs and expenses which relate to general corporate activities as well as corporate-managed benefit and insurance programs.  Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of the MIP and the 1999 SIP relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of purchased business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans.  In addition, “other corporate expenses” will include adjustments to contract margins (both positive and negative) associated with projects where the adjustments have been assessed, in the opinion of management, not indicative of the performance of the related LOB and therefore should not be attributed to the LOB.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2016

(continued)

Business Combinations

During fiscal year 2016, the Company acquired J.L. Patterson & Associates. This acquisition was not material to the Company’s consolidated results for the first six months of fiscal 2016.

Receivables

The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at April 1, 2016 and October 2,  2015 as well as certain other related information (in thousands):

	April 1, 2016	October 2, 2015
Components of receivables:
Amounts billed	$1,170,483	$1,213,892
Unbilled receivables and other	1,159,548	1,252,509
Retentions receivable	85,061	82,342
Total receivables, net	$2,415,092	$2,548,743
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$284,833	$327,157
Claims receivable	$9,291	$32,511

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

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at April 1, 2016 and October 2,  2015 consist of the following (in thousands):

	April 1, 2016	October 2, 2015
Land	$23,779	$23,757
Buildings	93,014	97,597
Equipment	571,083	592,491
Leasehold improvements	238,964	259,544
Construction in progress	20,499	17,229
	947,339	990,618
Accumulated depreciation and amortization	(603,789)	(609,380)
	$343,550	$381,238

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2016

(continued)

Restructuring Charges

During the second quarter of fiscal 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the "2015 Restructuring"). The 2015 Restructuring was not completed in fiscal 2015, and actions related to the 2015 Restructuring continued into fiscal 2016. Actions related to the 2015 Restructuring completed during 2015 and the first six months of fiscal 2016 include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. We are not exiting any service types or client end-markets.

The costs of the 2015 Restructuring are included in selling, general, and administrative expense in the Consolidated Statements of Earnings. The following table summarizes the impact of the 2015 Restructuring on the Company's reportable segments for the three and six month periods ended April 1, 2016 (in thousands):

	Three Months Ended	Six Months Ended
	April 1, 2016	April 1, 2016
Petroleum & Chemicals	$29,039	$53,015
Buildings & Infrastructure	601	15,567
Aerospace & Technology	239	2,435
Industrial	2,316	19,893
Corporate	3,173	12,841
Total	$35,368	$103,751

The Company’s accrual for the 2015 Restructuring as of October 2,  2015 was $102.2 million.  There were $103.8 million of charges and $69.8 million of payments during the six months ended April 1, 2016.  The accrual balance was $136.1 million as of April 1, 2016.

Long-term Debt

Jacobs and certain of its subsidiaries have a $1.6 billion long-term unsecured, revolving credit facility (the “2014 Facility”) with a syndicate of large, U.S. and international banks and financial institutions. The 2014 Facility also provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion.

The total amount outstanding under the 2014 Facility in the form of direct borrowings at April 1, 2016 was $530.0 million. The Company has issued $2.5 million in letters of credit under the 2014 Facility leaving $1.1 billion of available borrowing capacity under the 2014 Facility at April 1, 2016. In addition, the Company had $235.9 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $238.4 million at April 1, 2016.

The 2014 Facility expires in February 2020 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company’s Consolidated Leverage Ratio, borrowings under the 2014 Facility will bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company’s Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at April 1, 2016.

Revenue Accounting for Contracts / Accounting for Joint Ventures

In general, we recognize revenue at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2016

(continued)

become known, without regard to the percentage-of-completion. For multiple contracts with a single customer we account for each contract separately. We also recognize as revenues, costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. A significant portion of the Company’s revenue is earned on cost reimbursable contracts. The percentage of revenues realized by the Company by type of contract during fiscal 2015 can be found in Note 1—Description of Business and Basis of Presentation of Notes to Consolidated Financial Statements included in our 2015 Form 10-K.

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

The following table sets forth pass-through costs included in revenues for each of the three and six months ended April 1, 2016 and March 27, 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Pass-through costs included in revenues	$601,129	$615,336	$1,271,460	$1,322,166

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

Certain of our joint ventures meet the definition of a “variable interest entity” (“VIE”). As defined in U.S. GAAP, a VIE is a legal entity in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the expected losses of the legal entity; or (iii) the right to receive the expected residual returns of the legal entity. Accordingly, entities issuing consolidated financial statements (e.g., a “reporting entity”) shall consolidate a VIE if the reporting entity has a “controlling financial interest” in the VIE, as demonstrated by the reporting entity having both (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2016

(continued)

performance; and (ii) the right to receive benefits from the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE.

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

Disclosures About Defined Pension Benefit Obligations

The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and six months ended April 1, 2016 and March 27, 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Component:
Service cost	$8,504	$8,261	$17,180	$16,836
Interest cost	15,207	16,103	30,909	32,761
Expected return on plan assets	(18,926)	(20,365)	(38,433)	(41,415)
Amortization of previously unrecognized items	5,579	5,108	11,312	10,436
Settlement (gain) loss	(169)	15	(332)	159
Net periodic benefit cost	$10,195	$9,122	$20,636	$18,777

Included in the above table are amounts relating to a U.S. pension plan, the participating employees of which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the expectation of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards. The underfunded amount for this pension plan is included in “Other Noncurrent Assets” in the accompanying Consolidated Balance Sheets at April 1, 2016. Net periodic pension costs for this pension plan for the three and six months ended April 1, 2016 were $3.3 million and $6.7 million, respectively, and three and six months ended March 27, 2015 were $1.5 million and $2.9 million, respectively.

The following table presents certain information regarding Company cash contributions to our pension plans for fiscal 2016 (in thousands):

Cash contributions made during the first six months of fiscal 2016	$18,266
Cash contributions we expect to make during the remainder of fiscal 2016	16,256
Total	$34,522

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2016

(continued)

Other Comprehensive Income

The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company’s Consolidated Statements of Earnings for the three and six months ended April 1, 2016 and March 27, 2015 related to the Company’s defined benefit pension plans (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Amortization of Defined Benefit Items:
Actuarial losses	$(4,307)	$(5,191)	$(8,768)	$(10,602)
Prior service cost	59	23	120	47
Total Before Income Tax	(4,248)	(5,168)	(8,648)	(10,555)
Income Tax Benefit	1,015	1,454	2,061	2,962
Total reclassifications, after-tax	$(3,233)	$(3,714)	$(6,587)	$(7,593)

Income Taxes

The Company’s consolidated effective income tax rate for the three months ended April 1, 2016 declined to 29.9% from 31.7% for the corresponding period last year. The decrease in the tax rate for the three months ended April 1, 2016 as compared to the corresponding period last year was primarily the result of a change in the Company’s geographic income mix due to international restructuring efforts, which increased the operational effective tax rate.  This increase, however, was offset by certain discrete tax benefits recognized during the second quarter of fiscal 2016.  The Company realized benefits associated with certain federal tax refunds received during the quarter as well as benefits associated with the release of a foreign tax reserve due to statute expiration.  In connection with the release of the foreign tax reserve, the Company also reversed accrued interest expense of $2.7 million of accrued interest expense and $5.1 million of accrued penalties, which is recorded in Other Income (Expense) in the Consolidated Statements of Earnings.

The Company’s effective income tax rate for the six months ended April 1, 2016 declined to 23.3% from 31.5% for the corresponding period last year.  Contributing to the decrease was the release of a valuation allowance of $11.2 million in the first quarter of fiscal 2016 related to certain foreign net operating losses combined with the discrete benefits realized during the three months ended April 1, 2016 as described in the preceding paragraph, partially offset by the change in geographic income mix.

Earnings Per Share and Certain Related Information

The following table (i) reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the three and six months ended April 1, 2016 and March 27, 2015; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	120,216	125,992	120,554	127,283
Effect of stock options and restricted stock	927	1,174	1,000	1,247
Denominator used to compute diluted EPS	121,143	127,166	121,554	128,530
Antidilutive stock options and restricted stock	3,714	4,379	3,651	4,376
Shares of common stock issued from the exercise of stock options and the release of restricted stock	228	243	515	639

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2016

(continued)

Share Repurchases

On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million of the Company’s common stock. The following table summarizes the activity under this program from the authorization date (in thousands, except per-share amounts):

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000	$40.10	1,803	1,803

(1)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.

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

Commitments and Contingencies

In the normal course of business, we are subject to certain contractual guarantees and litigation. The guarantees to which we are a party generally relate to project schedules and plant performance. Most of the litigation in which we are involved has us as a defendant in workers’ compensation, personal injury, environmental, employment/labor, professional liability, and other similar lawsuits.

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

On August 9, 2014, the Company received a Notice of Arbitration from Motiva Enterprises LLC (“Motiva”). The arbitration is pending in Houston, Texas before the International Institute for Conflict Prevention and Resolution and is currently scheduled to begin on September 26, 2016. In 2006, Motiva contracted with Bechtel-Jacobs CEP Port Arthur Joint Venture (“BJJV”), a joint venture between Bechtel Corporation and Jacobs to perform professional services in connection with the expansion project at the Motiva Port Arthur, Texas refinery.  On March 1, 2016, Motiva submitted an amended Notice of Arbitration, asserting the same causes of actions in its original notice (fraud and breach of fiduciary duty) and is seeking entitlement to monetary relief in excess of $8 billion of alleged actual

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

April 1, 2016

(continued)

damages, and presently unquantified punitive damages, attorneys' fees and interest. BJJV has denied liability and is vigorously defending these claims, but the Company cannot provide assurance that BJJV will be successful in these efforts as litigation is subject to inherent uncertainties and unfavorable rulings can and do occur. Based on the information currently available to management, the Company does not expect this matter to have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows.

On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”). The arbitration is pending in Singapore before the Singapore International Arbitration Centre. In March 2011, Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for the Nui Phao mine/mineral processing project in Vietnam. In the Notice of Arbitration and in a subsequently filed Statement of Claim and Supplementary Statement of Claim dated February 1, 2016 and February 26, 2016, respectively, NPMC asserts various causes of action and alleges that the quantum of its claim exceeds $167 million. Jacobs has denied liability and is vigorously defending this claim. No hearing date on the merits has been set. The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

On December 7, 2009, the Judicial Council of California, Administrative Office of the Courts (“AOC”) initiated an action in the San Francisco County Superior Court against Jacobs Facilities Inc. (“JFI”) and Jacobs Project Management (“JPM”). On June 6, 2011, AOC filed an operative Second Amended Complaint, which added Jacobs as a defendant. The action arises out of an assignment and assumption agreement between AOC and JFI pursuant to which JFI agreed to provide regular maintenance and repairs at certain AOC court facilities. AOC alleged three causes of action: (i) breach of contract based on the expiration of JFI’s contractor’s license before the assignment and assumption agreement was executed; (ii) disgorgement of all fees paid to JFI and JPM under the contract pursuant to California’s Contractors’ State License Law (“CSLL”); and (iii) breach of Jacobs’ parent guarantee agreement. JPM cross-claimed for unpaid sums for services that the licensed JPM had performed pursuant to the assigned contract between August 2009 and November 2009. A jury trial was held on the parties’ CSLL claims in April 2012 and, on May 2, 2012, the jury returned a special verdict in favor of the Jacobs entities finding, among other things, that JPM was owed approximately $4.7 million in unpaid fees and that JFI was not required to disgorge the approximate $18.3 million that AOC had paid for its work under the contract. AOC subsequently dismissed its cause of action for breach of contract, and JPM dismissed its cross-claims other than those for its unpaid invoices. AOC’s third cause of action for breach of the parent guaranty was resolved by a stipulation, which provided that if AOC obtains a judgment against JFI, the judgment will also be against its parent, Jacobs. The trial court entered judgment in the Jacobs entities’ favor. On August 20, 2015, the California Court of Appeal for the First Appellate District reversed the jury’s verdict, holding that JFI had violated the CSLL. The Court of Appeal remanded for an evidentiary hearing to determine whether JFI and JPM had “substantially complied” with, and may therefore avoid disgorgement under, the CSLL.  The evidentiary hearing on “substantial compliance” is scheduled to commence in San Francisco Superior Court on June 20, 2016. The Jacobs entities have contested, and will continue to vigorously contest, the AOC’s claims and will vigorously litigate JPM’s claim for unpaid sums. The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

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

General

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•

The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2015 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2—Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2015 Form 10-K;

•	The Company’s fiscal 2015 audited consolidated financial statements and notes thereto included in our 2015 Form 10-K; and
•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K.

In addition to historical information, this MD&A may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, those listed and discussed in Item 1A—Risk Factors, included in our 2015 Form 10-K. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in our 2015 Form 10-K and in other documents we file from time to time with the United States Securities and Exchange Commission.

Reorganization Under Lines of Business

At the start of the second quarter of fiscal 2016, we reorganized our operating and reporting structure around four lines of business (“LOB”).  This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities.  The four global LOBs are: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial. Previously, the Company operated its business as a single segment.   Under the new organization, each LOB has a president that reports directly to the Company's President & CEO (who is also the Company’s Chief Operating Decision maker, or “CODM”).  As part of the reorganization, the cost of the sales function, which had been managed centrally for many years, is now embedded in the new segments and report to the respective line of business presidents.

Petroleum & Chemicals – We provide integrated delivery of complex projects for our Oil and Gas, Refining, and Petrochemicals clients.  Bridging the upstream, midstream and downstream industries, our services encompass consulting, engineering, procurement, construction, maintenance, and project management.

Our Oil and Gas business spans onshore and offshore oil and gas production facilities, including fixed and floating platforms and subsea tie-backs.  From wellhead to market, we provide comprehensive full field development solutions including processing facilities, gathering systems, transmission pipelines and terminals.  Our heavy oil expertise makes us leaders in upgrading, steam-assisted gravity drainage (SAGD) and in-situ oil sands projects.  We have developed modular wellpad and central processing facility designs (CPF). Paying particular attention to water and environmental issues, we specialize in fit-for-purpose designs with speed to market emphasis in the onshore conventional and unconventional space.

We also partner with refining customers to provide feasibility/economic studies, technology evaluation and conceptual engineering,  front end loading (FEED), detailed engineering, procurement, construction, maintenance and commissioning services.  Whether grass root plants and expansions or revamps of existing units, we deliver EPC solutions.  Our focus is on inside the battery limit (ISBL) processing units as well as utilities and offsites (U&O).  We have engineering alliances and maintenance programs that span decades with certain clients.  With the objective of driving our clients’ total installed costs (TIC) down, we leverage emerging market sourcing and high value engineering.  While our technology neutral position enables us to assess and provide optimum solutions, Jacobs' Comprimo Sulfur Solutions® is a leading technology for gas treatment and sulfur recovery plants around the world.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We also deliver technically complex petrochemical facilities; from new manufacturing complexes, to expansions and modifications and management of plant relocations.  We have extensive experience with many licensed technologies and specialize in integrated basic petrochemicals, commodity and specialty chemicals projects.  We have vast experience with olefins, aromatics, synthesis gas and their respective derivatives.

Buildings & Infrastructure – We offer our clients expertise in transit, aviation, built environment, mission critical, rail, and civil construction projects throughout North America, Europe, India, the Middle East, Australia, and Asia.  Our representative clients include national government departments/agencies in the U.S., UK, Australia, and Asia, state and local departments of transportation within the U.S, and private industry freight transport firms.

Typical projects include providing development/rehabilitation plans for highways, bridges, transit, tunnels, airports, railroads, intermodal facilities, and maritime or port projects. Our interdisciplinary teams can work independently or as an extension of the client’s staff.  We can provide alternative financing methods, which have proven successful in Europe through the privatization of public infrastructure systems.

Our water infrastructure group aids emerging economies, which are investing heavily in water and wastewater systems, and governments in North America and Europe, which are addressing the challenges of drought and an aging infrastructure system.  We develop or rehabilitate critical water resource systems, water/wastewater conveyance systems, and flood defense projects.

We plan, design, and construct buildings for a variety of clients and markets. We believe our global presence and understanding of contracting and delivery demands keep us in an excellent position to provide professional services worldwide.

Our diversified client base encompasses both public and private sectors and relates primarily to institutional, commercial, government and corporate buildings, including projects at many of the world's leading medical and research centers, and universities. We focus our efforts and resources in two areas: where capital-spending initiatives drive demand, and where changes and advances in technology require innovative, value-adding solutions. We also provide integrated facility management services (sometimes through joint ventures with third parties) for which we assume responsibility for the ongoing operation and maintenance of entire commercial or industrial complexes on behalf of clients.

We have specific capabilities in energy and power, master planning, and commissioning of office headquarters, aviation facilities, mission-critical facilities, municipal and civic buildings, courts and correctional facilities, mixed-use and commercial centers, healthcare and education campuses, and recreational complexes.

For advanced technology clients, which require highly specialized buildings in the fields of medical research, nano science, biotechnology, and laser sciences, we offer total integrated design and construction management solutions, many of which are world leaders in their functions.

We also have global capabilities in the pharma-bio, data center, government intelligence, corporate headquarters/interiors, and science and technology-based education markets.

Our government building projects include large, multi-year programs in the U.S. and Europe supporting various U.S. and U.K. government agencies.

Aerospace and Technology – We provide an in-depth range of scientific, engineering, construction, nuclear and technical support services to the aerospace, defense, technical and automotive industries in several countries. Long-term clients include the Ministry of Defence in the U.K., the UK Nuclear Decommissioning Authority, NASA, the Department of Defense (DoD), the U.S. Special Operations Command ("USSOCOM"), the US Intelligence community, and the Australian Department of Defence. Specific to NASA, one of our major  government customers in the U.S.,  is our ability to design, build, operate, and maintain highly complex facilities relating to space systems, including test and evaluation facilities, launch facilities, and support infrastructure.  We provide environmental characterization and restoration services to commercial and government customers both in the US and UK. This includes designing, building and operating high hazard remediation systems including for radiologically contaminated media.

In addition, we design/build aerodynamic, climatic, altitude and acoustic facilities in support of the automotive industry, as well as a provider of a wide range of services in the telecommunications market.

Our experience in the defense sector includes military systems acquisition management and strategic planning; operations and maintenance of test facilities and ranges; test and evaluation services in computer, laboratory, facility, and range environments; test

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

We maintain enterprise information systems for government and commercial clients worldwide, ranging from the operation of complex computational networks to the development and validation of specific software applications. We also support the DoD and the intelligence community in a number of information technology programs, including network design, integration, and support; command and control technology; development and maintenance of databases and customized applications; and cyber security solutions.

Industrial – We provide engineering, procurement, project management, construction, and on-site maintenance to our global clients in the Life Sciences, Mining & Minerals, Specialty Chemicals & Manufacturing and Field Services markets.  We provide our Life Sciences clients single-point consulting, engineering, procurement, construction management, and validation (EPCMV) project delivery, enabling us to execute the industry's largest capital programs on a single-responsibility basis. Typical projects in this sector include laboratories, research and development facilities, pilot plants, bulk active pharmaceutical ingredient production facilities, full-scale biotechnology production facilities, and secondary manufacturing facilities.

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

Our mining and minerals business targets the non-ferrous and ferrous metal markets, precious metals, energy minerals (uranium, coal, oil sands), and industrial and fertilizer minerals (borates, trona, phosphates and potash). We work with many resource companies undertaking new and existing facility upgrades, process plant and underground and surface material handling and infrastructure developments.

We offer project management, front-end studies, full EPCM and EPC capabilities, and completions, commissioning and start-up services specializing in new plant construction, brownfield expansions, and sustaining capital and maintenance projects.  We are also able to deliver value to our mining clients by providing distinctive adjacent large infrastructure capabilities to support their mining operations.

We provide a wide range of specialty chemicals & manufacturing services and products to our global client base.   Our specialty chemicals areas are focused on sulfuric acids, synthetic chemicals, and manufactured equipment.  Our manufacturing business areas include the Food & Beverage, Consumer Products, and Pulp & Paper markets.

Our global Field Services unit supports construction and operations and maintenance (O&M) across the company, and performs our direct hire services.

Our construction activities include both construction management services and traditional field construction services to our clients.  Historically, our field construction activities focused primarily on those construction projects where we perform much of the related engineering and design work.  However, we pursue construction-only projects when we can negotiate pricing and other contract terms we deem acceptable and which we believe can result in a fair return for the degree of risk we assume.

In our O&M business, we perform tasks required to operate and maintain large, complex facilities on behalf of clients.  We provide key management and support services over all aspects of the operations of a facility, including managing subcontractors and other on-site personnel.  O&M also includes process plant maintenance services, which generally involves all tasks required to keep a process plant (typically a refinery or chemical plant) in day-to-day operation.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The 2015 Restructuring

During the second quarter of fiscal 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the “2015 Restructuring”). The 2015 Restructuring was not completed in fiscal 2015, and actions related to the 2015 Restructuring continued into fiscal 2016. Actions related to the 2015 Restructuring completed during the second quarter of fiscal 2016 include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. We are not exiting any service types or client end-markets. The Company’s consolidated results of operations for the second quarter of fiscal 2016 include $35.4 million pre-tax costs associated with the 2015 Restructuring. The Company’s consolidated results of operations for the second quarter of fiscal 2015 include costs of $14.0 million associated with the 2015 Restructuring. The costs of the 2015 Restructuring are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Earnings for the second quarter of fiscal 2016. The following table summarizes the effects of the 2015 Restructuring on the Company’s consolidated results of operations for the three and six month period ended April 1, 2016 and March 27, 2015 (in thousands, except for earnings per share):

	Three Months Ended			Six Months Ended
	April 1, 2016			April 1, 2016
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Consolidated pre-tax earnings	$90,456	$(35,368)	$125,824	$148,243	$(103,751)	$251,994
Tax expense	(27,067)	9,668	(36,735)	(34,548)	29,915	(64,463)
Net earnings of the Group	63,389	(25,700)	89,089	113,695	(73,836)	187,531
Non-controlling interests	1,861	—	1,861	(1,931)	—	(1,931)
Net earnings of Jacobs	$65,250	$(25,700)	$90,950	$111,764	$(73,836)	$185,600
Diluted earnings per share	$0.54	$(0.21)	$0.75	$0.92	$(0.61)	$1.53

	Three Months Ended			Six Months Ended
	March 27, 2015			March 27, 2015
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Consolidated pre-tax earnings	$128,962	$(14,038)	$143,000	$283,657	$(14,038)	$297,695
Tax expense	(40,852)	4,422	(45,274)	(89,352)	4,422	(93,774)
Net earnings of the Group	88,110	(9,616)	97,726	194,305	(9,616)	203,921
Non-controlling interests	(6,143)	—	(6,143)	(12,259)	—	(12,259)
Net earnings of Jacobs	$81,967	$(9,616)	$91,583	$182,046	$(9,616)	$191,662
Diluted earnings per share	$0.64	$(0.08)	$0.72	$1.42	$(0.07)	$1.49

Overview - Three and Six Months Ended April 1, 2016

The Company’s GAAP net earnings for the three months ended April 1, 2016 decreased by $16.7 million, or 20.4%, compared to the corresponding period last year. The Company’s GAAP net earnings for the six months ended April 1, 2016 decreased  $70.3 million, or 38.6%, compared to the corresponding period last year.  Excluding the effects of the 2015 Restructuring, the Company’s adjusted net earnings for the three months ended April 1, 2016 totaled $91.0 million, representing a decrease of $0.6 million, or 0.7%, from the corresponding second quarter period last year. Excluding the effects of the 2015 Restructuring, the Company’s adjusted net earnings for the six months ended April 1, 2016 totaled $185.6 million, representing a decrease of $6.1 million, or 3.2%, from the corresponding period last year.  Included in the Company’s fiscal 2016 second quarter adjusted net earnings is a net benefit $0.03 per share related to several items, including the release of a foreign tax reserve, a one-time benefit to noncontrolling interest relating to certain work performed with one of our partially owned subsidiaries, partially offset by the impact of a customer bankruptcy, and a litigation settlement.

During the second quarter of fiscal 2016, trial was held on a claim brought by Jacobs against ConAgra Foods Inc., alleging breach of contract by ConAgra for breach of an indemnification provision and seeking damages for settlements paid by Jacobs and/or its insurers to settle lawsuits in connection with an explosion at ConAgra foods plant in Garner North Carolina in June 2009.  The jury found in favor of Jacobs and a judgment was returned by the court for approximately $108.9 million.  Post-trial motions have been filed by both parties.   ConAgra has indicated its intent to appeal the judgment if their post-trial motion to vacate or modify the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

judgment or for a new trial is not granted.  The Company does not currently believe any final decision on this matter will have a material effect on its consolidated financial statements.

The effects of lower prices of crude oil and certain commodities, including copper and iron ore, continue to put pressure on the capital spending plans of our clients operating in the Petroleum & Chemicals and Industrial LOBs, principally in the mining and minerals business. However, we experienced higher volumes of business activity during the three and six months ended April 1, 2016 in the Industrial LOB as compared to the corresponding period last year driven by improving momentum in the Life Sciences component. Actions taken pursuant to the Company’s 2015 Restructuring have lowered the Company’s overall cost structure, which is helping to offset negative pressures we are experiencing in certain of our LOBs.

Backlog at April 1, 2016 was $18.2 billion, and represents a decrease of 3.5% over backlog at March 27, 2015. On a constant currency basis, backlog was down 0.2% versus the year ago period, and slightly down versus $18.2 billion at the end of the first quarter of fiscal 2016.

During the three and six months ended April 1, 2016, the Company repurchased and retired 0.8 million and 1.8 million shares, respectively,  of its common stock under its July 23, 2015 share repurchase program, which was first utilized in the first quarter of fiscal 2016. Total cash spent for the shares repurchased during the three and six months ended April 1, 2016 was $30.2 million and $72.3 million, respectively.

Results of Operations

Net earnings for the second quarter of fiscal 2016 ended April 1, 2016  decreased $16.7million, or 20.4%, to $65.3 million (or $0.54 per diluted share) from $82.0 million (or $0.64 per diluted share) for the corresponding period last year.  For the six months ended April 1, 2016 net earnings decreased  $70.3 million, or 38.6%, to $111.8 million (or $0.92 per diluted share) from $182.0 million (or $1.42 per diluted shares) for the corresponding period last year.  Included in net earnings for both the three and six months ended April 1, 2016 and 2015 are the costs associated with the 2015 Restructuring. Excluding the effects of the 2015 Restructuring occurring in the second quarter of fiscal 2016 and fiscal 2015, adjusted net earnings for the second quarter of fiscal 2016 decreased $0.6 million, or 0.7%, to $91.0 million (or $0.75 per diluted share) from $91.6 million (or $0.72 per diluted share) for the corresponding period last year. Excluding the effects of the 2015 Restructuring for the six months ended April 1, 2016 and March 27, 2015, adjusted net earnings decreased $6.1 million, or 3.2%, to $185.6 million (or $1.53 per diluted share) from $191.7 million (or $1.49 per diluted share) for the corresponding period last year.

Total revenues for the second quarter of fiscal 2016 decreased by $121.6 million, or 4.2%, to $2.78 billion, from $2.90 billion for the second quarter of fiscal 2015. For the six months ended April 1, 2016, total revenues decreased $460.6 million, or 7.6%, to $5.63 billion, from $6.09 billion for the corresponding period last year.  The decrease in revenues was due primarily to reduced pass-through costs included in revenues combined with lower volumes in the Petroleum & Chemicals, Aerospace & Technology and Buildings & Infrastructure LOBs, partially offset by an increase in the Industrial LOB.

Reconciliation of Segment Operating Profit to Total Operating Profit

The table below reconciles segment operating profit to total operating profit by including certain corporate-level expenses.

	For the Three Months Ended		For the Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Segment Operating Profit	$140,946	$172,033	$288,355	$324,030
Unallocated corporate expenses	(18,982)	(24,950)	(38,558)	(18,724)
Restructuring Charges	(35,183)	(14,038)	(103,566)	(14,038)
Total Operating Profit	$86,781	$133,045	$146,231	$291,268

Included in “other corporate expenses” in the above table are costs and expenses which relate to general corporate activities as well as corporate-managed benefit and insurance programs.  Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of the MIP and the 1999 SIP relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of purchased business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans.  In addition, “other corporate expenses” will include adjustments to contract

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

margins (both positive and negative) associated with projects where the adjustments have been assessed, in the opinion of management, not indicative of the performance of the related LOB and therefore should not be attributed to the LOB.

Segment Operating Results

In evaluating the Company’s performance by operating segment, the CODM reviews various metrics and statistical data for each LOB but focuses primarily on revenues and operating profit.  As discussed above, segment operating profit includes not only local SG&A expenses but the SG&A expenses of the Company’s support groups that have been allocated to the segments.  In addition, the Company allocates portions of the MIP and the 1999 SIP to the LOBs.  The revenues of certain LOBs are more affected by pass-through revenues than other LOBs.  The methods for recognizing revenue, incentive fees, project losses, and change orders is consistent among the LOBs.

Petroleum & Chemicals

	For the Three Months Ended		For the Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Revenue	$866,615	$1,046,767	$1,808,928	$2,207,219
Operating Profit	30,945	28,656	62,548	63,755

Petroleum & Chemicals revenues for the three months ended April 1, 2016 decreased $180.2 million, or 17.2%, to $866.6 million from $1.0 billion for the corresponding period last year.  For the six months ended April 1, 2016, revenues decreased $398.3 million, or 18.0%, to $1.8 billion from $2.2 billion for the corresponding period last year.  The decrease in revenues for the three and six months ended April 1, 2016 as compared to the prior year comparable periods, was primarily due to lower business volume in the Oil & Gas and Refining markets, particularly in North America and the Middle East, as the decline in oil and other commodity prices has continued to negatively impact client capital spending programs.

Operating profit for the three months ended April 1, 2016 increased $2.3 million, or 8.0%, to $30.9 million from $28.7 million for the corresponding period last year.  For the six months ended April 1, 2016, operating profit decreased $1.2 million, or 1.9%, to $62.5 million from $63.8 million for the corresponding period last year.  The increase in operating profit for the second quarter of fiscal 2016 was primarily due to the settlement of non-recurring contract cost matters in Europe and the UK during the second quarter of fiscal 2015 and significant savings from restructuring efforts. The decrease in operating profit for the six months ended April 1, 2016 was primarily due to lower business volume in the Oil & Gas and Refining markets resulting from reduced client capital spending.  Continued strong focus on execution and cost reduction have resulted in improved operating profit. As a result, operating margin for the three and six month periods ending April 1, 2016, improved to 3.6% and 3.5%, respectively, compared to 2.7% and 2.9%, respectively, for the corresponding periods last year.

Aerospace & Technology

	For the Three Months Ended		For the Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Revenue	$669,464	$701,115	$1,339,655	$1,435,342
Operating Profit	55,121	53,072	103,120	103,033

Aerospace & Technology revenues for the three months ended April 1, 2016  decreased $31.7 million, or 4.5%, to $669.5 million from $701.1 million for the corresponding period last year.  For the six months ended April 1, 2016, revenues decreased $95.7 million, or 6.7%, to $1.3 billion from $1.4 billion for the corresponding period last year.   The decrease in revenues for the three and six months ended April 1, 2016 as compared to the prior year comparable periods was due in part to our U.S. customers’ shift to a small-business preference in contract awards, which is expected to continue.

Operating profit for the three months ended April 1, 2016  increased $2.0 million, or 3.9% to $55.1 million from $53.1 million, the corresponding period last year.  For the six months ended April 1, 2016, operating profit was essentially flat when compared to the corresponding period last year.  The increase in operating profit for the three months ended April 1, 2016 as compared to the prior year, was primarily due to higher unit margins.  As a result, operating margin for the three and six month periods ending April 1, 2016, improved to 8.2% and 7.7%, respectively, compared to 7.6% and 7.2%, respectively, for the corresponding periods last year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Buildings & Infrastructure

	For the Three Months Ended		For the Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Revenue	$579,128	$602,062	$1,142,458	$1,226,792
Operating Profit	42,463	42,428	82,915	80,392

Buildings & Infrastructure revenues for the three months ended April 1, 2016 decreased $22.9 million, or 3.8%, to $579.1 million from $602.1 million for the corresponding period last year.  For the six months ended April 1, 2016, revenues decreased $84.3 million, or 6.9%, to $1.1 billion from $1.2 billion for the corresponding period last year.  The decrease in revenues for the three and six months ended April 1, 2016 as compared to the prior year comparable periods, was primarily due to reduced (some of which is deferred) U.S. and U.K. client spending in certain markets.

Operating profit for the three months ended April 1, 2016 of $42.5 million was essentially flat when compared to the corresponding period last year.  For the six months ended April 1, 2016, operating profit increased $2.5 million, or 3.1%, to $82.9 million from $80.4 million for the corresponding period last year.  Proactive cost control and restructuring efforts are contributing to the increase in operating profit for both the three and six months ended April 1, 2016 as compared to the prior year comparable periods.  As a result, operating margin for the three and six month periods ending April 1, 2016, improved to 7.3% and 7.3%, respectively, compared to 7.0% and 6.6%, respectively, for the corresponding periods last year.

Industrial

	For the Three Months Ended		For the Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Revenue	$666,556	$553,388	$1,338,656	$1,220,984
Operating Profit	12,417	47,877	39,772	76,850

Industrial revenues for the three months ended April 1, 2016 increased $113.2 million, or 20.5%, to $666.6 million from $553.4 million for the corresponding period last year.  For the six months ended April 1, 2016, revenues increased $117.7 million, or 9.6%, to $1.3 billion from $1.2 billion for the corresponding period last year. The increase in revenues for both the three and six months ended April 1, 2016, as compared to the prior year comparable periods, was primarily due to new Life Sciences projects offset by a decline in the Mining & Minerals business due to market conditions.

Operating profit for the three months ended April 1, 2016 decreased $35.5 million, or 74.1%, to $12.4 million from $47.9 million for the corresponding period last year.  For the six months ended April 1, 2016, operating profit decreased $37.1 million, or 48.2%, to $39.8 million from $76.9 million for the corresponding period last year. The decrease in operating profit for the three and six months ended April 1, 2016 was due to the decline in the Mining & Minerals business and was caused primarily by the successful conclusion of a project claim that occurred in the second quarter of fiscal 2015 combined with the negative effects of a litigation settlement affecting the second quarter of fiscal 2016 and a customer bankruptcy.  These decreases were offset in part by the increases in the Life Sciences component and associated benefits with the restructuring.  Although driven by discrete items in each of the periods presented, the change in operating profit was negative.  We expect improved margin profiles going forward.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Consolidated Results

Direct costs of contracts for the second quarter of fiscal 2016 decreased $74.8 million, or 3.1%, to $2.3 billion from $2.4 billion for the corresponding period last year. Direct costs of contracts for the six months ended April 1, 2016 decreased $334.9 million, or 6.6%, to $4.7 billion from $5.1 billion for the corresponding period last year.  Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Pass-through costs included in revenues for the second quarter of fiscal 2016 decreased $14.2 million, or 2.3%, to $601.1 million from $615.3 million for the corresponding period last year. Pass-through costs for the six months ended April 1, 2016 decreased $50.7 million, or 3.8%, to $12.7 billion from $13.2 billion for the corresponding period last year.  In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business. The decrease in pass-through costs was due primarily to the decline in our field services activity.

As a percentage of revenues, direct costs of contracts for the three and six months ended April 1, 2016 was 84.0% and 84.3%, respectively. This compares to 83.1% and 83.4% for the three and six months ended March 27, 2015.  The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (e.g., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

Selling, general and administrative (“SG&A”) expenses for the second quarter of fiscal 2016 were essentially flat at approximately $357.4 million when compared to the corresponding period last year.  SG&A expenses for the six months ended April 1, 2016 increased $19.3 million, or 2.7%, to $738.5 million from $719.1 million for the corresponding period last year.  The increase for the six months ended April 1, 2016 as compared to the prior year was due primarily to higher costs associated with the 2015 Restructuring recorded during the second quarter of fiscal 2016. Excluding the impact of the 2015 Restructuring, adjusted SG&A expenses for the second quarter of fiscal 2016 decreased $21.6 million, or 6.3%, to $322.3 million from $343.9 million for the corresponding period last year.  Excluding the impact of the 2015 Restructuring, adjusted SG&A expenses for the six months ended April 1, 2016 decreased $70.2 million, or 10.0%, to $634.9 million from $705.1 million for the corresponding period last year.

Net interest income for the three months ended April 1, 2016 was $0.1 million. This compares to net interest expense of $3.0 million for the corresponding period last year.  Net interest expense for the six months ended April 1, 2016 was $1.3 million as compared to $6.0 million for the corresponding period last year.  Included in net interest income for both the three and six months ended April 1, 2016 was a reversal of $2.7 million of accrued interest expense related to the statute expiration of a foreign tax reserve.

Miscellaneous income for the three and six months ended April 1, 2016 was $3.6 million and $3.3 million, respectively.  This compares to miscellaneous expense of $1.1 million and $1.6 million, respectively, for the corresponding three and six month periods last year.  Included in miscellaneous income/expense for both the three and six months ended April 1, 2016 was a reversal of $5.1 million of accrued penalties related to the statute expiration of a foreign tax reserve.

The Company’s consolidated effective income tax rate for the second quarter ended April 1, 2016 declined to 29.9% from 31.7% for the corresponding period last year. The decrease in the tax rate for the three months ended April 1, 2016 as compared to the corresponding period last year was primarily the result of a change in the Company’s geographic income mix due to international restructuring efforts, which increased the operational effective tax rate.  This increase, however, was offset by certain discrete tax benefits recognized during the second quarter of fiscal 2016.  The Company realized benefits associated with certain federal tax refunds received during the quarter as well as benefits associated with the release of a foreign tax reserve due to statute expiration.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The Company’s effective income tax rate for the six months ended April 1, 2016 declined to 23.3% from 31.5% for the corresponding period last year.  Contributing to the decrease was the release of a valuation allowance in the first quarter of fiscal 2016 related to certain foreign net operating losses combined with the discrete benefits realized during the second quarter of fiscal 2016 as described in the preceding paragraph, partially offset by the change in geographic income mix.

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

The following table summarizes our backlog at April 1, 2016 and March 27, 2015 (in millions):

	April 1, 2016	March 27, 2015
Backlog:
Petroleum & Chemicals	$5,179.4	$6,533.9
Aerospace & Technology	4,887.2	5,379.3
Buildings & Infrastructure	4,838.9	4,639.2
Industrial	3,304.3	2,314.6
Total	$18,209.8	$18,867.0

Our backlog decreased $0.7 billion, or 3.5%, to $18.2 billion at April 1, 2016 from $18.9 billion at March 27, 2015. Of the $0.7 billion decrease, approximately $45.1 million is due to the effects of foreign exchange. Although backlog at April 1, 2016 includes new awards from clients operating in many of the Company’s Lines of Business, these awards were insufficient to off-set the effects of work-off, project cancellations, and reductions in scope. In addition, backlog has been further challenged as it relates to our Petroleum & Chemicals and Industrial Lines of Business due to the effects of the continuing low crude oil prices and certain commodities; e.g., copper and iron ore.

Backlog in the Petroleum & Chemicals Line of Business at April 1, 2016 was $5.2 billion, down $1.4 billion when compared to the corresponding period last year.  The year-over-year decrease in backlog was primarily the result of project cancellations, scope reduction, and work-off exceeding sales.

Backlog in the Aerospace & Technology Line of Business at April 1, 2016 was $4.9 billion, down $0.5 billion when compared to the corresponding period last year.  The year-over-year decrease in backlog was primarily the result of scope reductions in the U.K.

Backlog in the Building & Infrastructure Line of Business at April 1, 2016 was $4.8 billion, up $0.2 billion when compared to the corresponding period last year.  Backlog at April 1, 2016 included a decrease from foreign exchange of $37.5 million.  The year-over-year increase in backlog was primarily the result of infrastructure awards in the U.S.

Backlog in the Industrial Line of Business at April 1, 2016 was $3.3 billion, up $1.0 billion when compared to the corresponding period last year.  The year-over-year increase in backlog was primarily the result of significant Life Sciences awards in

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Europe.  This increase was offset by project cancellations, scope reduction, and work-off exceeding sales in our Mining & Minerals, Specialty Chemicals & Manufacturing, and Field Services Businesses.

Liquidity and Capital Resources

At January 1, 2016, our principal sources of liquidity consisted of $559.7 million of cash and cash equivalents and $1.1 billion of available borrowing capacity under our $1.6 billion revolving credit facility (the “2014 Facility”; refer to the Note Long-term Debt in Notes to Consolidated Financial Statements appearing under Part 1 - Item 1 of this Quarterly Report on Form 10-Q). We finance much of our operations and growth through cash generated by our operations.

During the six months ended April 1, 2016, our cash and cash equivalents increased by $98.9 million from $460.9 million at October 2, 2015 to $559.7 million at April 1, 2016. This compares to a net decrease of $267.7 million of cash and cash equivalents during the six months ended March 27, 2015.

The four most significant factors contributing to the $366.6 million net increase in cash and cash equivalents during the six months ended April 1, 2016 as compared to the six months ended March 27, 2015 are: (i) $281.5 million increase in cash flows relating to our working capital accounts; (ii) $181.9 million less cash used in fiscal 2016 as compared to fiscal 2015 to repurchase shares of the Company’s common stock; off-set in part by (iii) $72.7 million more cash used in fiscal 2016 as compared to fiscal 2015 related to the Company’s net debt activity and (iv) $80.6 million decrease in Group net earnings.

Our operations provided net cash inflows of $264.3 million during the six months ended April 1, 2016. This compares to net cash inflows of $104.2 million for the corresponding period last year. The $160.1 million increase in cash flows from operating activities during the six months ended April 1, 2016 as compared to the corresponding period last year was due primarily to a $281.5 million increase in cash generated from changes within our working capital accounts (discussed below); off-set in part by a $80.6 million decrease in Group net earnings.

With respect to the Company’s working capital accounts, the Company’s cash flows from operations are greatly affected by the cost-plus nature of our customer contracts. Because such a high percentage of our revenues is earned on cost-plus type contracts, and due to the significance of revenues relating to pass-through costs, most of the costs we incur are included in invoices we send to clients. Although we continually monitor our accounts receivable, we manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, accounts payable, and billings in excess of cost. Accounts payable consist of obligations to third parties relating primarily to costs incurred for projects which are generally billable to clients. Accounts receivable consist of amounts due from our clients — a substantial portion of which is for project-related costs. Billings in excess of cost consist of billings to and payments from our clients for costs yet to be incurred.

This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $281.5 million increase in cash flows relating to our working capital accounts during the six months ended April 1, 2016 is indicative of a building momentum to become more effective in our working capital performance.

With respect to the Company’s trade accounts receivable, we believe, in general, that our credit risk is not significant in spite of the fact that we provide services to clients operating in a wide range of industries as well as in a number of countries outside the U.S.  Nevertheless, and as disclosed previously, the Company incurred a loss during the second quarter of fiscal 2016 relating to the bankruptcy of a client of the Industrial operating segment.  Our private sector customers include large, well-known, and well-established multi-national companies, and our government customers consist of national, state, and local agencies located principally in the U.S., the U.K., and Australia. Although we have not historically experienced significant collection issues with either of our governmental or commercial customers, we are currently reassessing how we extend credit to customers operating in certain of the industry groups and markets we service.

We used $43.0 million of cash and cash equivalents for investing activities during the six months ended April 1, 2016 as compared to $54.1 million used during the corresponding period last year. The $11.2 million decreased in cash used is due to the lower additions of property and equipment in fiscal 2016 as compared to the prior fiscal year partially offset by a small acquisition in fiscal 2016.

Our financing activities resulted in net cash outflows of $122.8 million during the six months ended April 1, 2016. This compares to net cash outflows of $234.8 million during the corresponding period last year. The $112.1 million in lower cash outflows

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

during fiscal 2016 as compared to the previous year was due primarily to (i) $181.9 million less cash used in fiscal 2016 as compared to fiscal 2015 to repurchase shares of the Company’s common stock (discussed in further detail in Part II, Item 2 of this Quarterly Report on Form 10-Q), off-set in part by (ii) $72.7 million more cash used in fiscal 2016 to pay-down the Company’s long-term debt.

The Company had $559.7 million of cash and cash equivalents at April 1, 2016. Of this amount, approximately $179.8 million was held in the U.S. and $379.9 million was held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India). Other than the tax cost of repatriating funds to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements included in our 2015 Form 10-K), there are no material impediments to repatriating these funds to the U.S.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $559.7 million in cash and cash equivalents at April 1, 2016, and our consolidated working capital position was $1.2 billion at that date. In addition, there was $1.1 billion of borrowing capacity remaining under the 2014 Facility at April 1, 2016. We believe that the capacity, terms and conditions of the 2014 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.

The Company had $238.4 million of letters of credit outstanding at April 1, 2016. Of this amount, $2.5 million was issued under the 2014 Facility and $235.9 million was issued under separate, committed and uncommitted letter-of-credit facilities.

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

The Company’s management, with the participation of its Executive Chairman (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 1, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Executive Chairman (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s system of internal control over financial reporting during the quarter ended April 1, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There were no sales of unregistered equity securities during the second quarter of fiscal 2016.

Share Repurchases

A summary of repurchases of our common stock made during each fiscal month during the second quarter of fiscal 2016 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2016 through January 29, 2016	337	$38.73	337	$444,855
January 30, 2016 through February 26, 2016	295	36.73	295	434,003
February 27, 2016 through April 1, 2016	146	43.15	146	427,709
	778	$38.80	778	$427,709

(1)	Includes commissions paid.
(2)

On July 23, 2015, the Board of Directors approved a program to repurchase up to $500 million of the Company’s common stock over the next three years. Share repurchases may be executed through various means including, without limitation, open market transactions, privately negotiated transactions or otherwise. The share repurchase program does not oblige the Company to purchase any shares and expires on July 22, 2018. The authorization for the share repurchase program may be terminated, increased, or decreased by the Company’s Board of Directors in its discretion at any time. The timing of our share repurchases may depend upon market conditions, other uses of capital, and other factors.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits
(a)	Exhibits

†10.1	Form of Restricted Stock Unit Award Agreement (awarded pursuant to the 1999 Outside Directors Stock Plan)

†10.2	Form of Stock Option Award Agreement ((awarded pursuant to the 1999 Outside Directors Stock Plan)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Being filed herewith.
#	Indicates management contract or compensatory plan or arrangement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2016