Form 10-Q
period 2016-07-01
JACOBS ENGINEERING GROUP INC /DE/
filed 2016-08-09
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2016

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

Number of shares of common stock outstanding at August 5, 2016: 121,428,197

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	July 1, 2016 (Unaudited)	October 2, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$616,391	$460,859
Receivables	2,234,178	2,548,743
Prepaid expenses and other	78,020	113,076
Total current assets	2,928,589	3,122,678
Property, Equipment and Improvements, Net	325,130	381,238
Other Noncurrent Assets:
Goodwill	3,079,821	3,048,778
Intangibles	333,608	353,419
Deferred income taxes	356,444	374,064
Miscellaneous	397,200	505,749
Total other non-current assets	4,167,073	4,282,010
	$7,420,792	$7,785,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$8,941	$13,364
Accounts payable	479,217	566,866
Accrued liabilities	1,020,762	1,090,985
Billings in excess of costs	297,520	309,951
Total current liabilities	1,806,440	1,981,166
Long-term Debt	479,000	584,434
Other Deferred Liabilities	646,070	863,868
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—121,703,665 shares and 123,152,966 shares as of July 1, 2016 and October 2, 2015, respectively	121,704	123,153
Additional paid-in capital	1,156,064	1,137,144
Retained earnings	3,600,121	3,496,212
Accumulated other comprehensive loss	(453,263)	(464,764)
Total Jacobs stockholders’ equity	4,424,626	4,291,745
Noncontrolling interests	64,656	64,713
Total Group stockholders’ equity	4,489,282	4,356,458
	$7,420,792	$7,785,926

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Nine Months Ended July 1, 2016 and June 26, 2015

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Revenues	$2,693,873	$2,907,541	$8,323,570	$8,997,878
Costs and Expenses:
Direct cost of contracts	(2,242,424)	(2,422,944)	(6,987,431)	(7,502,891)
Selling, general and administrative expenses	(341,893)	(384,163)	(1,080,352)	(1,103,286)
Operating Profit	109,556	100,434	255,787	391,701
Other Income (Expense):
Interest income	624	1,697	5,108	5,553
Interest expense	(4,572)	(5,509)	(10,315)	(15,374)
Miscellaneous income (expense), net	(2,801)	566	470	(1,034)
Total other income (expense), net	(6,749)	(3,246)	(4,737)	(10,855)
Earnings Before Taxes	102,807	97,188	251,050	380,846
Income Tax Benefit (Expense)	(31,870)	120	(66,418)	(89,233)
Net Earnings of the Group	70,937	97,308	184,632	291,613
Net Loss (Earnings) Attributable to Noncontrolling Interests	(1,882)	(6,246)	(3,813)	(18,505)
Net Earnings Attributable to Jacobs	$69,055	$91,062	$180,819	$273,108
Net Earnings Per Share:
Basic	$0.58	$0.74	$1.50	$2.17
Diluted	$0.57	$0.73	$1.49	$2.15

See the accompanying Notes to Consolidated Financial Statements including the Company’s note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended July 1, 2016 and June 26, 2015

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Net Earnings of the Group	$70,937	$97,308	$184,632	$291,613
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(35,840)	17,650	(35,094)	(69,041)
Gain (loss) on cash flow hedges	(459)	3,071	(872)	(1,773)
Change in pension liabilities	42,008	(15,035)	60,426	15,886
Other comprehensive income (loss) before taxes	5,709	5,686	24,460	(54,928)
Income Tax Benefit:
Cash flow hedges	(69)	(839)	(65)	425
Change in pension liabilities	(8,706)	3,090	(12,893)	(2,913)
Income Tax Benefit (Expense):	(8,775)	2,251	(12,958)	(2,488)
Net other comprehensive income (loss)	(3,066)	7,937	11,502	(57,416)
Net Comprehensive Income of the Group	67,871	105,245	196,134	234,197
Net Comprehensive Income Attributable to Noncontrolling Interests	(1,882)	(6,246)	(3,813)	(18,505)
Net Comprehensive Income Attributable to Jacobs	$65,989	$98,999	$192,321	$215,692

See the accompanying Notes to Consolidated Financial Statements including the Company’s note on Other Comprehensive Income for a presentation of amounts reclassified to net earnings during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended July 1, 2016 and June 26, 2015

(In thousands)

(Unaudited)

	July 1, 2016	June 26, 2015
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$184,632	$291,613
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	63,447	75,718
Intangible assets	35,499	38,090
Stock based compensation	25,786	32,925
Tax benefit from stock based compensation	(177)	(732)
Equity in earnings of operating ventures, net	(12,776)	7,601
Losses (gains) on disposals of assets, net	13,152	(198)
Change in pension plan obligations	(8,546)	(4,357)
Change in deferred compensation plans	741	(2,858)
Changes in certain assets and liabilities, excluding the effects of businesses acquired:
Receivables	291,784	149,640
Prepaid expenses and other current assets	34,265	39,987
Accounts payable	(92,089)	(94,553)
Accrued liabilities	(63,006)	(78,566)
Billings in excess of costs	6,486	(7,208)
Income taxes	9,462	(54,442)
Deferred income taxes	(25,771)	3,770
Other deferred liabilities	(18,216)	(11,933)
Other, net	1,075	2,256
Net cash provided by operating activities	445,748	386,753
Cash Flows from Investing Activities:
Additions to property and equipment	(46,403)	(69,297)
Disposals of property and equipment	6,735	5,538
Purchases of investments	(3,406)	—
Sales of investments	—	13
Acquisitions of businesses, net of cash acquired	(49,714)	—
Net cash used for investing activities	(92,788)	(63,746)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,329,050	1,214,548
Repayments of long-term borrowings	(1,427,140)	(1,291,029)
Proceeds from short-term borrowings	7,057	333,156
Repayments of short-term borrowings	(11,621)	(329,416)
Proceeds from issuances of common stock	26,498	25,056
Common stock repurchases	(102,439)	(372,944)
Excess tax benefits from stock based compensation	177	732
Dividends paid to noncontrolling interests	(2,709)	(7,230)
Net cash provided by financing activities	(181,127)	(427,127)
Effect of Exchange Rate Changes	(16,301)	(74,966)
Net Increase (Decrease) in Cash and Cash Equivalents	155,532	(179,086)
Cash and Cash Equivalents at the Beginning of the Period	460,859	732,647
Cash and Cash Equivalents at the End of the Period	$616,391	$553,561

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2016

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

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2015 (“2015 Form 10-K”), as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2015 Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at July 1, 2016, and for the three and nine month periods ended July 1, 2016 and June 26, 2015.

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

July 1, 2016

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

In February 2016, the FASB issued ASU 2016-02—Leases. ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods.  Early adoption is permitted, including adoption in an interim period.  The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is evaluating the impact of the new guidance on its consolidated financial statements.  This standard could have a significant administrative impact on its operations, and the Company will further assess the impact through its implementation program.

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

During the second quarter of fiscal 2016, the Company adopted the provisions of ASU 2015-17—Balance Sheet Classification of Deferred Taxes on a retrospective basis for all periods presented. ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  As a result of the Company’s adoption of ASU 2015-17 in the second quarter of fiscal 2016, the current deferred taxes and noncurrent deferred tax assets included in miscellaneous noncurrent assets on the October 2, 2015 Consolidated Balance Sheet were reclassified to noncurrent deferred taxes, which increased noncurrent deferred tax assets by $160.3 million and decreased miscellaneous noncurrent assets by $213.8 million.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2016

(continued)

Under the new organization, each LOB has a president that reports directly to the Company's Chairman and CEO (who is also the Company’s Chief Operating Decision Maker, or “CODM”).  As part of the reorganization, the sales function, which had been managed centrally for many years, is now managed on a LOB basis, and accordingly, the associated cost is now embedded in the new segments and report to the respective line of business presidents.  In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) are allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue-generating activities of the Company on a rational basis.  In addition, the cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in corporate’s results of operations).

Financial information for each LOB is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources.  The Company does not track assets by LOB, nor does it provide such information to the CODM.

The CODM evaluates the operating performance of our LOBs using operating profit, which is defined as margin less “corporate charges” (e.g., the allocated amounts described above).  The Company incurs certain selling, general and administrative (“SG&A”) costs which relate to its business as a whole which are not allocated to the LOBs.

The following tables present total revenues and operating profit for each reportable segment. Prior period information has been restated to reflect the current period presentation (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Revenues from External Customers:
Petroleum & Chemicals	$766,546	$983,887	$2,575,474	$3,191,106
Aerospace & Technology	667,785	699,118	2,007,440	2,134,460
Buildings & Infrastructure	553,546	593,834	1,696,004	1,820,626
Industrial	705,996	630,702	2,044,652	1,851,686
Total	$2,693,873	$2,907,541	$8,323,570	$8,997,878

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Operating Profit:
Petroleum & Chemicals	$29,646	$42,011	$92,194	$105,765
Aerospace & Technology	53,741	46,467	156,861	149,500
Buildings & Infrastructure	50,168	41,625	133,083	122,017
Industrial	28,444	21,511	68,216	98,361
Total Segment Operating Profit	161,999	151,614	450,354	475,643
Other Corporate Expenses	(19,523)	(7,558)	(57,896)	(26,282)
Restructuring Charges	(32,920)	(43,622)	(136,671)	(57,660)
Total Other Expense	(6,749)	(3,246)	(4,737)	(10,855)
Earnings Before Taxes	$102,807	$97,188	$251,050	$380,846

Included in “other corporate expenses” in the above table are costs and expenses which relate to general corporate activities as well as corporate-managed benefit and insurance programs.  Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of the MIP and the 1999 SIP relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of purchased business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans.  In addition, “other corporate expenses” includes adjustments to contract margins (both positive and negative) associated with projects where it has been determined, in the opinion of management, that such adjustments are not indicative of the performance of the related LOB and therefore should not be attributed to the LOB.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2016

(continued)

Business Combinations

During fiscal year 2016, the Company acquired J.L. Patterson & Associates and The Van Dyke Technology Group, Inc. These acquisitions were not material to the Company’s consolidated results for the first nine months of fiscal 2016.

Receivables

The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at July 1, 2016 and October 2, 2015, as well as certain other related information (in thousands):

	July 1, 2016	October 2, 2015
Components of receivables:
Amounts billed	$1,086,702	$1,213,892
Unbilled receivables and other	1,062,725	1,252,509
Retentions receivable	84,751	82,342
Total receivables, net	$2,234,178	$2,548,743
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$267,007	$327,157
Claims receivable	$10,382	$32,511

Billed receivables consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for doubtful accounts. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.

Unbilled receivables and retentions receivable represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually provide that such amounts become billable upon the passage of time, achievement of certain milestones, or completion of the project. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

Claims receivable are included in receivables in the accompanying Consolidated Balance Sheets and represent certain costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated.

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at July 1, 2016 and October 2, 2015 consist of the following (in thousands):

	July 1, 2016	October 2, 2015
Land	$18,698	$23,757
Buildings	92,410	97,597
Equipment	560,152	592,491
Leasehold improvements	231,294	259,544
Construction in progress	26,203	17,229
	928,757	990,618
Accumulated depreciation and amortization	(603,627)	(609,380)
	$325,130	$381,238

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2016

(continued)

Restructuring Charges

During the second quarter of fiscal 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the "2015 Restructuring"). The 2015 Restructuring was not completed in fiscal 2015, and actions related to the 2015 Restructuring continued into fiscal 2016. Actions related to the 2015 Restructuring completed during fiscal 2015 and the first nine months of fiscal 2016 include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. We are not exiting any service types or client end-markets in connection with the 2015 Restructuring.

The costs of the 2015 Restructuring are included in SG&A expense in the Consolidated Statements of Earnings. The following table summarizes the impact of the 2015 Restructuring on the Company's reportable segments for the three and nine month periods ended July 1, 2016 (in thousands):

	Three Months Ended	Nine Months Ended
	July 1, 2016	July 1, 2016
Petroleum & Chemicals	$21,774	$74,789
Buildings & Infrastructure	2,245	17,812
Aerospace & Technology	1,924	4,359
Industrial	1,658	21,551
Corporate	5,319	18,160
Total	$32,920	$136,671

The Company’s accrual for the 2015 Restructuring as of October 2, 2015 was $102.2 million.  There were $136.7 million of charges and $105.6 million of payments during the nine months ended July 1, 2016.  The accrual balance was $133.3 million as of July 1, 2016.

Long-term Debt

Jacobs and certain of its subsidiaries have a $1.6 billion long-term unsecured, revolving credit facility (the “2014 Facility”) with a syndicate of large, U.S. and international banks and financial institutions. The 2014 Facility provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion.

The total amount outstanding under the 2014 Facility in the form of direct borrowings at July 1, 2016 was $479.0 million. The Company has issued $2.5 million in letters of credit under the 2014 Facility, leaving $1.1 billion of available borrowing capacity under the 2014 Facility at July 1, 2016. In addition, the Company had $229.9 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $232.4 million at July 1, 2016.

The 2014 Facility expires in February 2020 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2014 facility), borrowings under the 2014 Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company’s Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at July 1, 2016.

Revenue Accounting for Contracts / Accounting for Joint Ventures

In general, we recognize revenue at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2016

(continued)

costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For multiple contracts with a single customer, we account for each contract separately. We also recognize as revenues, costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. A significant portion of the Company’s revenue is earned on cost reimbursable contracts. The percentage of revenues realized by the Company by type of contract during fiscal 2015 can be found in Note 1—Description of Business and Basis of Presentation of Notes to Consolidated Financial Statements included in our 2015 Form 10-K.

Certain cost-reimbursable contracts include incentive-fee arrangements. The incentive fees in such contracts can be based on a variety of factors but the most common factors are the achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets can result in unrealized incentive fees. We recognize incentive fees based on expected results using the percentage-of-completion method of accounting. As the contract progresses and more information becomes available, the estimate of the anticipated incentive fee that will be earned is revised as necessary. We bill incentive fees based on the terms and conditions of the individual contracts. In certain situations, we are allowed to bill a portion of the incentive fees over the performance period of the contract. In other situations, we are allowed to bill incentive fees only after the target criterion has been achieved. Incentive fees which have been recognized but not billed are included in receivables in the accompanying Consolidated Balance Sheets.

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

The following table sets forth pass-through costs included in revenues for each of the three and nine months ended July 1, 2016 and June 26, 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Pass-through costs included in revenues	$616,160	$574,350	$1,887,620	$1,896,516

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures and consortiums. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. Very few of our joint ventures have employees. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. Rarely do they, in and of themselves, present any risk of loss to us or to our partners separate from those that we would carry if we were performing the contract on our own.  In accordance with U.S. GAAP, our share of losses associated with the contracts held by the joint ventures, if and when they occur, have always been reflected in our consolidated financial statements.

Certain of our joint ventures meet the definition of a “variable interest entity” (“VIE”). As defined in U.S. GAAP, a VIE is a legal entity in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the expected losses of the legal entity; or (iii) the right to receive the expected residual returns of the legal entity. Accordingly, entities issuing consolidated financial statements (e.g., a “reporting entity”) must consolidate a VIE if the reporting entity has a “controlling financial interest” in the VIE, as demonstrated by

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2016

(continued)

the reporting entity having both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the right to receive benefits from the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE.

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

Disclosures About Defined Pension Benefit Obligations

The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and nine months ended July 1, 2016 and June 26, 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Component:
Service cost	$5,081	$9,988	$22,261	$26,824
Interest cost	14,568	19,245	45,477	52,006
Expected return on plan assets	(19,723)	(24,195)	(58,156)	(65,610)
Amortization of previously unrecognized items	3,249	6,362	14,323	16,798
Settlement (gain) loss	(150)	111	(244)	270
Net periodic benefit cost	$3,025	$11,511	$23,661	$30,288

Included in the above table are amounts relating to a U.S. pension plan, the participating employees of which are assigned to, and work exclusively on, a specific operating contract with the U.S. federal government. It is the expectation of the parties to this contract that the cost of this pension plan will be fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards.  Net periodic pension costs for this pension plan for the three and nine months ended July 1, 2016 were $3.4 million and $10.1 million, respectively, and were $1.5 million and $4.4 million, respectively, for the three and nine months ended June 26, 2015.  As of June 30, 2016, we are no longer performing on this operating contract, and, as such, we are no longer responsible for administering this pension plan.  As a result, the unfunded obligation included in “Other Deferred Liabilities” and the corresponding receivable from the U.S. federal government of approximately $115.5 million at July 1, 2016 ($115.5 million at October 2, 2015) were derecognized in the accompany Consolidated Balance Sheet at July1, 2016.  The decrease in pension costs for the three and nine months ended July 1, 2016 as compared to the comparable prior year period was due to the curtailment of our pension plans in the U.K.

The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2016 (in thousands):

Cash contributions made during the first nine months of fiscal 2016	$32,207
Cash contributions we expect to make during the remainder of fiscal 2016	1,366
Total	$33,573

Other Deferred Liabilities

Other Deferred Liabilities declined $217.8 million from $863.9 million as of October 2, 2015 to $646.1 million as of July 1, 2016.  The decline was due primarily to the derecognition of $115.5 million in pension liabilities associated with a U.S. government contract (discussed above under the heading “Disclosures About Defined Pension Benefit Obligations”), $68.6 million in net lower movements in the Company’s other pension plans, and $33.7 million in long-term deferred and taxes payable.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2016

(continued)

Other Comprehensive Income

The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and SG&A expenses in the Company’s Consolidated Statements of Earnings for the three and nine months ended July 1, 2016 and June 26, 2015, respectively related to the Company’s defined benefit pension plans (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Amortization of Defined Benefit Items:
Actuarial losses	$(2,097)	$(6,448)	$(10,866)	$(17,050)
Prior service cost	61	26	182	73
Total Before Income Tax	(2,036)	(6,422)	(10,684)	(16,977)
Income Tax Benefit	572	1,766	2,634	4,729
Total reclassifications, after-tax	$(1,464)	$(4,656)	$(8,050)	$(12,248)

Income Taxes

The Company’s consolidated effective income tax rate for the three months ended July 1, 2016 increased to 31.0% from (0.1)% for the corresponding period last year.  The increase in the tax rate for the three months ended July 1, 2016 as compared to the corresponding period last year was primarily the result of a $23.1 million, or $0.19 per share, tax benefit recorded in the third quarter of fiscal 2015, related to the inter-company debt refinancing that was completed during the three months ended June 26, 2015 2015 (the “2015 Inter-company Debt Refinancing”).  Also impacting the current quarter tax rate was a net benefit of $1.4 million related to various discrete items.  The discrete items consisted of a favorable income tax reserve release due to statute expiration and an amended tax return to claim additional benefits for foreign tax credits and a U.S. Internal Revenue Code (“IRC”) Section 179D deduction.  These benefits were partially offset by an unfavorable return to tax accrual adjustment in the quarter.

The Company’s effective income tax rate for the nine months ended July 1, 2016 increased to 26.5% from 23.4% for the corresponding period last year.  Contributing to the increase in the comparable nine month period from the prior year was the result of a $23.1 million, or $0.19 per share, tax benefit recorded in the third quarter of fiscal 2015, which was related to the 2015 Inter-company Debt Refinancing.  Also impacting the current year to date tax rate was $18.8 million of net benefit related to discrete items recorded in the first three quarters of fiscal 2016.  These discrete items consisted of a favorable valuation allowance release, the release of certain tax reserves due to statute expiration and a benefit associated with an amended tax return to claim additional benefits for foreign tax credits and IRC Section 179D deductions.  These benefits were partially offset by an unfavorable return to tax accrual adjustment.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2016

(continued)

Earnings Per Share and Certain Related Information

The following table (i) reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the three and nine months ended July 1, 2016 and June 26, 2015; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	119,850	123,392	120,330	126,004
Effect of stock options and restricted stock	1,596	1,209	1,198	1,235
Denominator used to compute diluted EPS	121,446	124,601	121,528	127,239
Antidilutive stock options and restricted stock	2,152	3,094	2,871	3,847
Shares of common stock issued from the exercise of stock options and the release of restricted stock	534	649	1,049	1,288

Share Repurchases

On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million of the Company’s common stock. The following table summarizes the activity under this program from the authorization date (in thousands, except per-share amounts):

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000	$41.88	2,446	2,446

(1)	Includes commissions paid and calculated at the average price per share since the repurchase program authorization date.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2016

(continued)

Additionally, as a contractor providing services to the U.S. federal government and several of its agencies, we are subject to many levels of audits, investigations, and claims by, or on behalf of, the U.S. federal government with respect to our contract performance, pricing, costs, cost allocations, and procurement practices. Furthermore, our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the U.S., as well as by various government agencies representing jurisdictions outside the U.S.

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

On August 9, 2014, the Company received a Notice of Arbitration from Motiva Enterprises LLC (“Motiva”) alleging fraud and breach of fiduciary duty with respect to an expansion project at the Motiva, Port Arthur, Texas refinery. The arbitration relates to the professional services provided by Bechtel-Jacobs CEP Port Arthur Joint Venture (“BJJV”), a joint venture between Bechtel Corporation and Jacobs, in connection with that project. On March 1, 2016, Motiva submitted an amended Notice of Arbitration, asserting the same causes of actions in its original notice (fraud and breach of fiduciary duty) and is seeking entitlement to monetary relief in excess of $8 billion of alleged actual damages, and presently unquantified punitive damages, attorneys' fees and interest. The non-appealable arbitration is pending in Houston, Texas before the International Institute for Conflict Prevention and Resolution and is currently scheduled to begin on September 26, 2016. If BJJV is found liable, this matter could have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows, particularly in the short term.  However, BJJV has denied liability and is vigorously defending these claims, and based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows.

On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”). The arbitration is pending in Singapore before the Singapore International Arbitration Centre. In March 2011, Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for the Nui Phao mine/mineral processing project in Vietnam. In the Notice of Arbitration and in a subsequently filed Statement of Claim and Supplementary Statement of Claim dated February 1, 2016 and February 26, 2016, respectively, NPMC asserts various causes of action and alleges that the quantum of its claim exceeds $167 million. Jacobs has denied liability and is vigorously defending this claim. No hearing date on the merits has been set. The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

On December 7, 2009, the Judicial Council of California, Administrative Office of the Courts (“AOC”) initiated an action in the San Francisco County Superior Court against Jacobs Facilities Inc. (“JFI”) and Jacobs Project Management (“JPM”). On June 6, 2011, AOC filed an operative Third Amended Complaint, which added Jacobs as a defendant. The action arises out of an assignment and assumption agreement between AOC and JFI pursuant to which JFI agreed to provide regular maintenance and repairs at certain AOC court facilities. AOC alleged three causes of action: (i) breach of contract based on the expiration of JFI’s contractor’s license before the assignment and assumption agreement was executed; (ii) disgorgement of all fees paid to JFI and JPM under the contract pursuant to California’s Contractors’ State License Law (“CSLL”); and (iii) breach of Jacobs’ parent guarantee agreement. JPM cross-claimed for unpaid sums for services that the licensed JPM had performed pursuant to the assigned contract between August 2009 and November 2009. A jury trial was held on the parties’ CSLL claims in April 2012 and, on May 2, 2012, the jury returned a special verdict in favor of the Jacobs entities finding, among other things, that JPM was owed approximately $4.7 million in unpaid fees and that JFI was not required to disgorge the approximate $18.3 million that AOC had paid for its work under the contract. AOC subsequently dismissed its cause of action for breach of contract, and JPM dismissed its cross-claims other than those for its unpaid invoices. AOC’s third cause of action for breach of the parent guaranty was resolved by a stipulation, which provided that if AOC obtains a judgment against JFI, the judgment will also be against its parent, Jacobs. The trial court entered judgment in the Jacobs entities’ favor. On August 20, 2015, the California Court of Appeal for the First Appellate District reversed the jury’s verdict, holding that JFI had violated the CSLL. The Court of Appeal remanded for an evidentiary hearing to determine whether JFI and JPM had “substantially complied” with, and may therefore avoid disgorgement under, the CSLL.  The evidentiary hearing on “substantial compliance” in San Francisco Superior Court began the week of July 18, 2016, and the hearing is expected to conclude the week of

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

July 1, 2016

(continued)

August 1, 2016.  Future post-hearing briefings and a final hearing are pending in the next coming months.  The Jacobs entities have contested, and will continue to vigorously contest, the AOC’s claims and will vigorously litigate JPM’s claim for unpaid sums. The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•

The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2015 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2—Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2015 Form 10-K;

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

Reorganization Under Lines of Business

At the start of the second quarter of fiscal 2016, we reorganized our operating and reporting structure around four LOBs.  This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities.  The four global LOBs are: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial. Previously, the Company operated its business as a single segment.   Under the new organization, each LOB has a president that reports directly to the Company's Chairman and CEO (who is also the Company’s CODM).  As part of the reorganization, the  sales function, which had been managed centrally for many years, is now embedded in the new segments and reporting to the respective LOB presidents.

Petroleum & Chemicals – We provide integrated delivery of complex projects for our Oil and Gas, Refining, and Petrochemicals clients.  Bridging the upstream, midstream and downstream industries, our services encompass consulting, engineering, procurement, construction, maintenance, and project management.

We provide services relating to onshore and offshore oil and gas production facilities, including fixed and floating platforms and subsea tie-backs, as well as full field development solutions, including processing facilities, gathering systems, transmission pipelines and terminals.  Our heavy oil experience makes us a leader in upgrading, steam-assisted gravity drainage and in-situ oil sands projects.  We have developed modular well pad and central processing facility designs. We also provide fit-for-purpose and standardized designs in the onshore conventional and unconventional space, paying particular attention to water and environmental issues.

In addition, we provide our refining customers with feasibility/economic studies, technology evaluation and conceptual engineering, front end loading (FEED), detailed engineering, procurement, construction, maintenance and commissioning services.  We deliver installed EPC solutions as to grass root plants, expansions and revamps of existing units.  Our focus is on both the inside the battery limit (ISBL) processing units as well as utilities and offsites.  We have engineering alliances and maintenance programs that span decades with core clients.  With the objective of driving our clients’ total installed costs down, we endeavor to leverage emerging market sourcing and high value engineering.  Our Comprimo Sulfur Solutions® is a significant technology for gas treatment and sulfur recovery plants around the world.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We provide services as to technically complex petrochemical facilities; from new manufacturing complexes, to expansions and modifications and management of plant relocations.  We have experience with many licensed technologies, integrated basic petrochemicals, commodity and specialty chemicals projects, and olefins, aromatics, synthesis gas and their respective derivatives.

Buildings & Infrastructure – We provide services to transit, aviation, built environment, mission critical, rail, and civil construction projects throughout North America, Europe, India, the Middle East, Australia, and Asia.  Our representative clients include national government departments/agencies in the U.S., U.K., Australia, and Asia, state and local departments of transportation within the U.S, and private industry freight transport firms.

Typical projects include providing development/rehabilitation plans for highways, bridges, transit, tunnels, airports, railroads, intermodal facilities, and maritime or port projects. Our interdisciplinary teams can work independently or as an extension of the client’s staff.  We have experience with alternative financing methods, which have been used in Europe through the privatization of public infrastructure systems.

Our water infrastructure group aids emerging economies, which are investing heavily in water and wastewater systems, and governments in North America and Europe, which are addressing the challenges of drought and an aging infrastructure system.  We develop or rehabilitate critical water resource systems, water/wastewater conveyance systems, and flood defense projects.

We also plan, design, and construct buildings for a variety of clients and markets. We believe our global presence and understanding of contracting and delivery demands keep us well positioned to provide professional services worldwide. Our diversified client base encompasses both public and private sectors and relates primarily to institutional, commercial, government and corporate buildings, including projects at many of the world's leading medical and research centers, and universities. We focus our efforts and resources in two areas: where capital-spending initiatives drive demand, and where changes and advances in technology require innovative, value-adding solutions. We also provide integrated facility management services (sometimes through joint ventures with third parties) for which we assume responsibility for the ongoing operation and maintenance of entire commercial or industrial complexes on behalf of clients.

We have specific capabilities in energy and power, master planning, and commissioning of office headquarters, aviation facilities, mission-critical facilities, municipal and civic buildings, courts and correctional facilities, mixed-use and commercial centers, healthcare and education campuses, and recreational complexes.  For advanced technology clients, which require highly specialized buildings in the fields of medical research, nano science, biotechnology, and laser sciences, we offer total integrated design and construction management solutions.  We also have global capabilities in the pharma-bio, data center, government intelligence, corporate headquarters/interiors, and science and technology-based education markets. Our government building projects include large, multi-year programs in the U.S. and Europe supporting various U.S. and U.K. government agencies.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

Industrial – We provide engineering, procurement, project management, construction, and on-site maintenance to our global clients in the Life Sciences, Mining & Minerals, Specialty Chemicals & Manufacturing and Field Services markets.  We provide our Life Sciences clients single-point consulting, engineering, procurement, construction management, and validation project delivery, enabling us to execute large capital programs on a single-responsibility basis. Typical projects in the life sciences sector include laboratories, research and development facilities, pilot plants, bulk active pharmaceutical ingredient production facilities, full-scale biotechnology production facilities, and tertiary manufacturing facilities.

We provide services relating to modular construction, as well as other consulting and strategic planning to help our clients complete capital projects faster and more efficiently.

In addition, we offer services in containment, barrier technology, locally controlled environments, building systems automation, and off-the-site design and fabrication of facility modules, as well as vaccine production and purification, and aseptic processing.

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

We offer project management, front-end studies, full engineering, procurement and construction management (EPCM) and EPC capabilities, and completions, commissioning and start-up services specializing in new plant construction, brownfield expansions, and sustaining capital and maintenance projects.  We are also able to deliver value to our mining clients by providing distinctive adjacent large infrastructure capabilities to support their mining operations.

We provide a wide range of specialty chemicals & manufacturing services and products to our global client base.   Our specialty chemicals areas are focused on sulfuric acids, synthetic chemicals, and manufactured equipment.  Our manufacturing business areas include the Food & Beverage, Consumer Products, and Pulp & Paper markets.

Our global Field Services unit supports construction and operations and maintenance (“O&M”) across the company, and performs our direct hire services.

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

The 2015 Restructuring

During the second quarter of fiscal 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the “2015 Restructuring”). The 2015 Restructuring was not completed in fiscal 2015, and actions related to the 2015 Restructuring continued into fiscal 2016. Actions related to the 2015 Restructuring completed during the third quarter of fiscal 2016 include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. We have not exited any service types or client end-markets in connection with the 2015 Restructuring. The Company’s consolidated results of operations for the third quarter of fiscal 2016 include $32.9 million pre-tax costs associated with the 2015 Restructuring. The Company’s consolidated results of operations for the third quarter of fiscal 2015 include pre-tax costs of $43.6 million associated with the 2015 Restructuring, and are net of $4.4 million in bonus plan expense. The costs of the 2015 Restructuring

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

are included in selling, general, and administrative expense (“S,G&A”) in the accompanying Consolidated Statements of Earnings for the third quarter of fiscal 2016. The following table summarizes the effects of the 2015 Restructuring on the Company’s consolidated SG&A and results of operations for the three and nine month period ended July 1, 2016 and June 26, 2015, respectively (in thousands, except for earnings per share):

	Three Months Ended			Nine Months Ended
	July 1, 2016			July 1, 2016
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Selling, general and administrative expenses	$341,893	$(32,828)	$309,065	$1,080,352	$(136,394)	$943,958

Consolidated pre-tax earnings	$102,807	$(32,920)	$135,727	$251,050	$(136,671)	$387,721
Tax expense	(31,870)	7,148	(39,018)	(66,418)	37,063	(103,481)
Net earnings of the Group	70,937	(25,772)	96,709	184,632	(99,608)	284,240
Non-controlling interests	(1,882)	—	(1,882)	(3,813)	—	(3,813)
Net earnings of Jacobs	$69,055	$(25,772)	$94,827	$180,819	$(99,608)	$280,427
Diluted earnings per share	$0.57	$(0.21)	$0.78	$1.49	$(0.82)	$2.31

	Three Months Ended			Nine Months Ended
	June 26, 2015			June 26, 2015
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Selling, general and administrative expenses	$384,163	$(43,622)	$340,541	$1,103,286	$(57,660)	$1,045,626

Consolidated pre-tax earnings	$97,188	$(43,622)	$140,810	$380,846	$(57,660)	$438,506
Tax expense	120	13,521	(13,401)	(89,233)	17,943	(107,176)
Net earnings of the Group	97,308	(30,101)	127,409	291,613	(39,717)	331,330
Non-controlling interests	(6,246)	—	(6,246)	(18,505)	—	(18,505)
Net earnings of Jacobs	$91,062	$(30,101)	$121,163	$273,108	$(39,717)	$312,825
Diluted earnings per share	$0.73	$(0.24)	$0.97	$2.15	$(0.31)	$2.46

Overview - Three and Nine Months Ended July 1, 2016

The Company’s U.S. GAAP net earnings for the three months ended July 1, 2016 decreased by $22.0 million, or 24.2%, compared to the corresponding period last year. The Company’s U.S. GAAP net earnings for the nine months ended July 1, 2016 decreased  $92.3 million, or 33.8%, compared to the corresponding period last year.  Excluding the effects of the 2015 Restructuring, the Company’s adjusted net earnings for the three months ended July 1, 2016 totaled $94.8 million, representing a decrease of $26.3 million, or 21.7%, from the corresponding third quarter period last year. Excluding the effects of the 2015 Restructuring, the Company’s adjusted net earnings for the nine months ended July 1, 2016 totaled $280.4 million, representing a decrease of $32.4 million, or 10.4%, from the corresponding period last year.  The Company’s adjusted net earnings for the nine months ended July 1, 2016 include adjustments relating to the following:  a net benefit $0.03 per share related to several items, including the release of a foreign tax reserve; a one-time benefit to noncontrolling interest relating to certain work performed with one of our partially owned subsidiaries; partially offset by the impact of a customer bankruptcy; and a litigation settlement.  Included in the results for the nine months ended June 26, 2015 is a $23.1 million, or $0.19 per share, tax benefit recorded in the third quarter of fiscal 2015, which was related to the 2015 Inter-company Debt Refinancing.

The effects of lower prices of crude oil and certain commodities, including copper and iron ore, continue to put pressure on the capital spending plans of our clients operating in the Petroleum & Chemicals and Industrial LOBs, principally in the mining and minerals business. However, we experienced higher operating profit during the three and nine months ended July 1, 2016 in the Aerospace & Technology and Buildings & Infrastructure LOBs as compared to the corresponding period last year. Actions taken pursuant to the Company’s 2015 Restructuring have lowered the Company’s overall cost structure, which is helping to offset negative pressures we are experiencing in certain of our LOBs.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Backlog at July 1, 2016 was $18.3 billion, and represents a decrease of $490.5 million over backlog at June 26, 2015. Excluding the effects of changes in currency exchange rates, backlog was down $137.1 million, or 0.7%, as compared to the corresponding period last year, and up $288.1 million, or 1.6%, from $18.2 billion at the end of the second quarter of fiscal 2016.

During the three and nine months ended July 1, 2016, the Company repurchased and retired 0.6 million and 2.4 million shares, respectively,  of its common stock under its July 23, 2015 share repurchase program, which was first utilized in the first quarter of fiscal 2016. Total cash spent for the shares repurchased during the three and nine months ended July 1, 2016 was $30.1 million and $102.4 million, respectively.

Results of Operations

Net earnings for the third quarter of fiscal 2016 ended July 1, 2016 decreased $22.0 million, or 24.2%, to $69.1 million (or $0.57 per diluted share) from $91.1 million (or $0.73 per diluted share) for the corresponding period last year.  For the nine months ended July 1, 2016, net earnings decreased  $92.3 million, or 33.8%, to $180.8 million (or $1.49 per diluted share) from $273.1 million (or $2.15 per diluted shares) for the corresponding period last year.  Included in net earnings for both the three and nine months ended July 1, 2016 and 2015 are the costs associated with the 2015 Restructuring. Excluding the effects of the 2015 Restructuring occurring in the third quarter of fiscal 2016 and fiscal 2015, adjusted net earnings for the third quarter of fiscal 2016 decreased $26.3 million, or 21.7%, to $94.8 million (or $0.78 per diluted share) from $121.2 million (or $0.97 per diluted share) for the corresponding period last year. Excluding the effects of the 2015 Restructuring for the nine months ended July 1, 2016 and June 26, 2015, adjusted net earnings decreased $32.4 million, or 10.4%, to $280.4 million (or $2.31 per diluted share) from $312.8 million (or $2.46 per diluted share) for the corresponding period last year.  Included in the results for the nine months ended June 26, 2016 is a $23.1 million, or $0.19 per share, tax benefit recorded in the third quarter of fiscal 2015, which was related to the 2015 Inter-company Debt Refinancing.

Total revenues for the third quarter of fiscal 2016 decreased by $213.7 million, or 7.3%, to $2.69 billion from $2.91 billion for the third quarter of fiscal 2015. For the nine months ended July 1, 2016, total revenues decreased $674.3 million, or 7.5%, to $8.3 billion from $9.0 billion for the corresponding period last year.  The decrease in revenues was due primarily to lower volumes in the Petroleum & Chemicals, Aerospace & Technology and Buildings & Infrastructure LOBs, partially offset by an increase in volume in the Industrial LOB.

Reconciliation of Segment Operating Profit to Total Operating Profit

The following table reconciles segment operating profit to total operating profit by including certain corporate-level expenses (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Segment Operating Profit	$161,999	$151,614	$450,354	$475,643
Unallocated corporate expenses	(19,615)	(7,558)	(58,173)	(26,282)
Restructuring Charges	(32,828)	(43,622)	(136,394)	(57,660)
Total Operating Profit	$109,556	$100,434	$255,787	$391,701

Included in “unallocated corporate expenses” in the above table are costs and expenses which relate to general corporate activities as well as corporate-managed benefit and insurance programs.  Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of the MIP and the 1999 SIP relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of purchased business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans.  In addition, “unallocated corporate expenses” includes adjustments to contract margins (both positive and negative) associated with projects where it has been determined, in the opinion of management, that such adjustments are not indicative of the performance of the related LOB and therefore should not be attributed to the LOB.

Segment Operating Results

In evaluating the Company’s performance by operating segment, the CODM reviews various metrics and statistical data for each LOB but focuses primarily on revenues and operating profit.  As discussed above, segment operating profit includes not only local SG&A expenses but the SG&A expenses of the Company’s support groups that have been allocated to the segments.  In

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

addition, the Company allocates portions of the MIP and the 1999 SIP to the LOBs.  The revenues of certain LOBs are more affected by pass-through revenues than other LOBs.  The methods for recognizing revenue, incentive fees, project losses, and change orders is consistent among the LOBs.

Petroleum & Chemicals

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Revenue	$766,546	$983,887	$2,575,474	$3,191,106
Operating Profit	29,646	42,011	92,194	105,765

Petroleum & Chemicals revenues for the three months ended July 1, 2016 decreased $217.3 million, or 22.1%, to $766.5 million from $1.0 billion for the corresponding period last year.  For the nine months ended July 1, 2016, revenues decreased $615.6 million, or 19.3%, to $2.6 billion from $3.2 billion for the corresponding period last year.  The decrease in revenues for the three and nine months ended July 1, 2016 as compared to the prior year comparable periods was primarily due to lower business volume in the Oil & Gas market sector and to a lesser extent the Refining market sector, particularly in the Middle East and North America, as the decline in oil prices has continued to negatively impact clients’ capital expenditures spending, and the pace of new contract awards.

Operating profit for the three months ended July 1, 2016 decreased $12.4 million, or 29.4%, to $29.6 million from $42.0 million for the corresponding period last year.  For the nine months ended July 1, 2016, operating profit decreased $13.6 million, or 12.8%, to $92.2 million from $105.8 million for the corresponding period last year.  The decrease in operating profit for the three and nine months ended July 1, 2016  was due to lower volume in the Oil and Gas and Refining market sectors offset in part by significant savings from restructuring efforts and LOB structure efficiencies. Continued strong focus on cost reductions has partially mitigated the volume reduction impact on operating profit.  As a result, operating margin for the three month period ending July 1, 2016, declined to 3.9%. from 4.3% for the corresponding period last year.  Operating margin for the nine months ending July 1, 2016 improved to 3.6% from 3.3%, for the corresponding period last year.

Aerospace & Technology

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Revenue	$667,785	$699,118	$2,007,440	$2,134,460
Operating Profit	53,741	46,467	156,861	149,500

Aerospace & Technology revenues for the three months ended July 1, 2016  decreased $31.3 million, or 4.5%, to $667.8 million from $699.1 million for the corresponding period last year.  For the nine months ended July 1, 2016, revenues decreased $127.0 million, or 6.0%, to $2.0 billion from $2.1 billion for the corresponding period last year.   The decrease in revenues for the three and nine months ended July 1, 2016 as compared to the prior year comparable periods was due to some of our U.S. government customers’ shift to a small-business preference in contract awards, as well as other reductions in the U.S.

Operating profit for the three months ended July 1, 2016  increased $7.3 million, or 15.7% to $53.7 million from $46.5 million for the corresponding period last year.  For the nine months ended July 1, 2016, operating profit increased $7.4 million, or 4.9% to $156.9 million from $149.5 million when compared to the corresponding period last year.  The increase in operating profit for the three and nine months ended July 1, 2016 as compared to the prior year was primarily due to additional fees on our nuclear work for the U.K. government and our continued focus on overall profitability.  As a result, operating margin for the three and nine month periods ending July 1, 2016, improved to 8.0% and 7.8%, respectively, compared to 6.6% and 7.0%, respectively, for the corresponding periods last year.

Buildings & Infrastructure

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Revenue	$553,546	$593,834	$1,696,004	$1,820,626
Operating Profit	50,168	41,625	133,083	122,017

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Buildings & Infrastructure revenues for the three months ended July 1, 2016 decreased $40.3 million, or 6.8%, to $553.5 million from $593.8 million for the corresponding period last year.  For the nine months ended July 1, 2016, revenues decreased $124.6 million, or 6.8%, to $1.7 billion from $1.8 billion for the corresponding period last year.  The decrease in revenues for the three and nine months ended July 1, 2016 as compared to the prior year comparable periods was primarily due to reduced U.S. and U.K. client spending in certain markets (some of which is deferred).

Operating profit for the three months ended July 1, 2016 increased $8.5 million, or 20.5%, from $41.6 million to $50.2 million when compared to the corresponding period last year.  For the nine months ended July 1, 2016, operating profit increased $11.1 million, or 9.1%, to $133.1 million from $122.0 million for the corresponding period last year.  Proactive cost control and restructuring efforts contributed to the increase in operating profit for both the three and nine months ended July 1, 2016 as compared to the prior year comparable periods.  As a result, operating margin for the three and nine months periods ending July 1, 2016 improved to 9.1% and 7.8%, respectively, compared to 7.0% and 6.7%, respectively, for the corresponding periods last year.

Industrial

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Revenue	$705,996	$630,702	$2,044,652	$1,851,686
Operating Profit	28,444	21,511	68,216	98,361

Industrial revenues for the three months ended July 1, 2016 increased $75.3 million, or 11.9%, to $706.0 million from $630.7 million for the corresponding period last year.  For the nine months ended July 1, 2016, revenues increased $193.0 million, or 10.4%, to $2.0 billion from $1.9 billion for the corresponding period last year. The increase in revenues for both the three and nine months ended July 1, 2016, as compared to the prior year comparable periods, was primarily due to new Life Sciences projects offset by a decline in the Mining & Minerals business due to weak market conditions.

Operating profit for the three months ended July 1, 2016 increased $6.9 million, or 32.2%, to $28.4 million from $21.5 million for the corresponding period last year.  For the nine months ended July 1, 2016, operating profit decreased $30.1 million, or 30.6%, to $68.2 million from $98.4 million for the corresponding period last year. The increase in operating profit for the three months ended June 26, 2015 was due to improved profitability in the Life Sciences and Field Services components, and benefits associated with the 2015 Restructuring. The decrease in operating profit for the nine months ended July 1, 2016 was due to the decline in the Mining & Minerals business and was caused primarily by the successful conclusion of a project claim that occurred in the second quarter of fiscal 2015 combined with the negative effects of a litigation settlement affecting the second quarter of fiscal 2016 and a customer bankruptcy.  These decreases were offset in part by the increases in the Life Sciences component and benefits associated with the 2015 Restructuring.  Although driven by discrete items in each of the periods presented, the change in operating profit was negative.

Consolidated Results

Direct costs of contracts for the third quarter of fiscal 2016 decreased $180.5 million, or 7.5%, to $2.2 billion from $2.4 billion for the corresponding period last year. Direct costs of contracts for the nine months ended July 1, 2016 decreased $515.5 million, or 6.9%, to $7.0 billion from $7.5 billion for the corresponding period last year.  Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Pass-through costs included in revenues for the third quarter of fiscal 2016 increased $41.8 million, or 7.3%, to $616.2 million from $574.4 million for the corresponding period last year. Pass-through costs for the nine months ended July 1, 2016 decreased $8.9 million, or 0.5%, to $18.9 billion from $19.0 billion for the corresponding period last year.  In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business. The increase in pass-through costs for the three months ended July 1, 2016 was due primarily to an increase in our field services activity.

As a percentage of revenues, direct costs of contracts for the three and nine months ended July 1, 2016 was 83.2% and 83.9%, respectively. This compares to 83.3% and 83.4% for the three and nine months ended June 26, 2015, respectively.  The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (e.g., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

SG&A expenses for the third quarter of fiscal 2016 decreased $42.3 million, or 11.0%, to $341.9 million from $384.2 million for the corresponding period last year.  SG&A expenses for the nine months ended July 1, 2016 decreased $22.9 million, or 2.1%, to $1.08 billion from $1.10 billion for the corresponding period last year.  The decrease for the three and nine months ended July 1, 2016 as compared to the prior year was due primarily to higher SG&A savings associated with the 2015 Restructuring. Excluding the impact of the 2015 Restructuring, adjusted SG&A expenses for the third quarter of fiscal 2016 decreased $31.5 million, or 9.2%, to $309.1 million from $340.5 million for the corresponding period last year.  Excluding the impact of the 2015 Restructuring, adjusted SG&A expenses for the nine months ended July 1, 2016 decreased $101.7 million, or 9.7%, to $944.0 million from $1.05 billion for the corresponding period last year.

Net interest expense for the three months ended July 1, 2016 was $3.9 million as compared to net interest expense of $3.8 million for the corresponding period last year.  Net interest expense for the nine months ended July 1, 2016 was $5.2 million as compared to $9.8 million for the corresponding period last year.  Included in net interest expense for the nine months ended July 1, 2016 was a reversal of $2.7 million of accrued interest expense related to the statute expiration of a foreign tax reserve.  Interest expense for the nine months ended July 1, 2016 was also lower when compared the same period last year due to lower debt levels.

Miscellaneous expense for the three months ended July 1, 2016 was $2.8 million. This compares to miscellaneous income of $0.6 million for the corresponding period last year.  Miscellaneous income for the nine months ended July 1, 2016 was $0.5 million.    This compares to miscellaneous expense of $1.0 million for the corresponding nine month period last year.  Included in miscellaneous income/expense for the nine months ended July 1, 2016 was a reversal of $5.1 million of accrued penalties related to the statute expiration of a foreign tax reserve.

The Company’s consolidated effective income tax rate for the third quarter ended July 1, 2016 increased to 31.0% from (0.1)% for the corresponding period last year. The increase in tax rate was primarily the result of a $23.1 million, or $0.19 per share, tax benefit related to the 2015 Inter-company Debt Refinancing completed during the third quarter of fiscal 2015.  Also impacting the current quarter tax rate was a net benefit of $1.4 million related to various discrete items.  The discrete items consisted of a favorable income tax reserve release and an amended tax return to claim additional benefits for foreign tax credits and a U.S. Internal Revenue Code (“IRC”) Section 179D deduction.  These benefits were partially offset by an unfavorable return to tax accrual adjustment in the quarter.

The Company’s effective income tax rate for the nine months ended July 1, 2016 increased to 26.5% from 23.4% for the corresponding period last year.   Contributing to the increase in the comparable nine month period from the prior year was the result of a $23.1 million, or $0.19 per share, tax benefit recorded in the third quarter of fiscal 2015, which was related to the 2015 Inter-company Debt Refinancing.  Also impacting the current year to date tax rate was $18.8 million of net benefit related to discrete items recorded in the first three quarters of fiscal 2016.  These discrete items consisted of a favorable valuation allowance release, the release of certain tax reserves due to statute expiration and a benefit associated with an amended tax return to claim additional benefits for foreign tax credits and IRC Section 179D deductions.  These benefits were partially offset by an unfavorable return to tax accrual adjustment.

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

Consistent with industry practice, substantially all of our contracts are subject to cancellation or termination at the option of the client. In a situation where a client terminates a contract, we typically are entitled to receive payment for work performed up to the date of termination, and in certain instances, we may be entitled to allowable termination and cancellation costs. While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein.  Backlog is not necessarily an indicator of future revenues.

Because certain contracts (e.g., contracts relating to large EPC projects as well as national government programs) can cause large increases to backlog in the fiscal period in which we recognize the award, and because many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis.

The following table summarizes our backlog at July 1, 2016 and June 26, 2015 (in millions):

	July 1, 2016	June 26, 2015
Backlog:
Petroleum & Chemicals	$5,149.1	$6,093.3
Aerospace & Technology	5,126.7	5,230.0
Buildings & Infrastructure	4,843.0	4,809.9
Industrial	3,203.9	2,680.1
Total	$18,322.6	$18,813.2

Our backlog decreased $490.5 million, or 2.6%, to $18.3 billion at July 1, 2016 from $18.8 billion at June 26, 2015. Of the $490.5 million decrease, approximately $353.5 million is due to the effects of foreign exchange. Although backlog at July 1, 2016 includes new awards from clients operating in many of the Company’s LOBs, these awards were insufficient to off-set the effects of work-off, project cancellations, and reductions in scope. In addition, backlog has been further challenged as it relates to our Petroleum & Chemicals LOB due to the effects of the continuing low crude oil prices.  Reduced commodity prices (e.g., copper and iron ore) are still affecting backlog of our Industrial LOB).

Backlog in the Petroleum & Chemicals LOB at July 1, 2016 was $5.1 billion, down $0.9 billion when compared to the corresponding period last year.  The year-over-year decrease in backlog was primarily the result of project cancellations, scope reduction, and work-off exceeding sales.

Backlog in the Aerospace & Technology LOB at July 1, 2016 was $5.1 billion, down $0.1 billion when compared to the corresponding period last year.  The year-over-year decrease in backlog was primarily the result of scope reductions in the U.K., partially offset by new awards in the U.S.

Backlog in the Building & Infrastructure LOB at July 1, 2016 was $4.8 billion and essentially flat when compared to the corresponding period last year.  Backlog at July 1, 2016 included a decrease of $160.6 million due to changes in currency exchange rates.

Backlog in the Industrial LOB at July 1, 2016 was $3.2 billion, up $0.5 billion when compared to the corresponding period last year.  The year-over-year increase in backlog was primarily the result of significant Life Sciences awards in Europe.  This increase was offset by project cancellations, scope reduction, and work-off exceeding sales in our Mining & Minerals, Specialty Chemicals & Manufacturing, and Field Services businesses.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Liquidity and Capital Resources

At July 1, 2016, our principal sources of liquidity consisted of $616.4 million of cash and cash equivalents and $1.1 billion of available borrowing capacity under our $1.6 billion 2014 Facility; refer to the Note Long-term Debt in Notes to Consolidated Financial Statements appearing under Part 1—, Item 1 of this Quarterly Report on Form 10-Q. We finance much of our operations and growth through cash generated by our operations.

During the nine months ended July 1, 2016, our cash and cash equivalents increased by $155.5 million from $460.9 million at October 2, 2015 to $616.4 million at July 1, 2016. This compares to a net decrease of $179.1 million of cash and cash equivalents during the nine months ended June 26, 2015.

The four most significant factors contributing to the $334.6 million net increase in cash and cash equivalents during the nine months ended July 1, 2016 as compared to the nine months ended June 26, 2015 are: (i) $270.5 million less cash used in fiscal 2016 as compared to fiscal 2015 to repurchase shares of the Company’s common stock, (ii) $232.0 million increase in cash flows relating to our working capital accounts; off-set in part by (iii) $107.0 million decrease in Group net earnings and (iv) $29.9 million more cash used in fiscal 2016 as compared to fiscal 2015 related to the Company’s net debt activity.

Our operations provided net cash inflows of $445.7 million during the nine months ended July 1, 2016. This compares to net cash inflows of $386.8 million for the corresponding period last year. The $59.0 million increase in cash flows from operating activities during the nine months ended July 1, 2016 as compared to the corresponding period last year was due primarily to a $232.0 million increase in cash generated from changes within our working capital accounts (discussed below) off-set in part by a $107.0 million decrease in Group net earnings.

With respect to the Company’s working capital accounts, the Company’s cash flows from operations are greatly affected by the cost-plus nature of our customer contracts. Because such a high percentage of our revenues is earned on cost-plus type contracts, and due to the significance of revenues relating to pass-through costs, most of the costs we incur are included in invoices we send to clients. Although we continually monitor our accounts receivable, we manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, accounts payable, and billings in excess of cost. Accounts payable consist of obligations to third parties relating primarily to costs incurred for projects which are generally billable to clients. Accounts receivable consist of amounts due from our clients — a substantial portion of which are for project-related costs. Billings in excess of cost consist of billings to and payments from our clients for costs yet to be incurred.

This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $232.0 million increase in cash flows relating to our working capital accounts during the nine months ended July 1, 2016 is indicative of our building momentum to become more effective in our working capital performance.

With respect to the Company’s trade accounts receivable, while our credit risk could be significant based on the fact that we provide services to clients operating in a wide range of industries as well as in a number of countries outside the U.S., we manage these issues closely to reduce exposures as much as possible and historically have not experienced material losses.  Nevertheless, and as disclosed previously, the Company incurred a loss during the second quarter of fiscal 2016 relating to the bankruptcy of a client of the Industrial LOB.  Our private sector customers include large, well-known, and well-established multi-national companies, and our government customers consist of national, state, and local agencies located principally in the U.S., the U.K., and Australia. Although we have not historically experienced significant collection issues with any of our governmental or commercial customers, we are currently reassessing how we extend credit to certain customers and markets that we service.

We used $92.8 million of cash and cash equivalents for investing activities during the nine months ended July 1, 2016 as compared to $63.7 million used during the corresponding period last year. The $29.0 million increase in cash used is due to two small acquisitions in fiscal 2016, partially offset by lower additions of property and equipment in fiscal 2016 as compared to the prior fiscal year.

Our financing activities resulted in net cash outflows of $181.1 million during the nine months ended July 1, 2016. This compares to net cash outflows of $427.1 million during the corresponding period last year. The $246.0 million in lower cash outflows during fiscal 2016 as compared to the previous year was due primarily to (i) $270.5 million less cash used in fiscal 2016 as compared to fiscal 2015 to repurchase shares of the Company’s common stock (discussed in further detail in Part II, Item 2 of this Quarterly Report on Form 10-Q), off-set in part by (ii) $29.9 million more cash used in fiscal 2016 to pay-down the Company’s long-term debt.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The Company had $616.4 million of cash and cash equivalents at July 1, 2016. Of this amount, approximately $160.0 million was held in the U.S. and $456.4 million was held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India). Other than the tax cost of repatriating funds to the U.S. (see Note 9—Income Taxes of Notes to Consolidated Financial Statements included in our 2015 Form 10-K), there are no material impediments to repatriating these funds to the U.S.

The Company had $232.4 million of letters of credit outstanding at July 1, 2016. Of this amount, $2.5 million was issued under the 2014 Facility and $229.9 million was issued under separate, committed and uncommitted letter-of-credit facilities.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, and service our debt for the next twelve months. We had $616.4 million in cash and cash equivalents at July 1, 2016, and our consolidated working capital position was $1.1 billion at that date. In addition, there was $1.1 billion of borrowing capacity remaining under the 2014 Facility at July 1, 2016. We believe that the capacity, terms and conditions of the 2014 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Please see the Note Long-term Debt in Notes to Consolidated Financial Statements appearing under Part I,— Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the 2014 Facility.

Foreign Currency Risk

In situations where our operations incur contract costs in currencies other than their functional currency, we attempt to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts in order to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815—Derivatives and Hedging in accounting for our derivative contracts. The Company does not currently have exchange rate sensitive instruments that would have a material effect on our consolidated financial statements or results of operations.

Item 4.	Controls and Procedures.

The Company’s management, with the participation of its Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 1, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s system of internal control over financial reporting during the quarter ended July 1, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 is included in the Note Commitments and Contingencies included in the Notes to Consolidated Financial Statements appearing under Part I, —Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

There were no sales of unregistered equity securities during the third quarter of fiscal 2016.

Share Repurchases

A summary of repurchases of our common stock made during each fiscal month during the third quarter of fiscal 2016 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2016 through April 29, 2016	281	$42.95	281	$415,632
April 30, 2016 through May 27, 2016	139	48.37	139	408,917
May 28, 2016 through July 1, 2016	223	50.88	223	397,561
	643	$46.87	643	$397,561

(1)	Includes commissions paid.
(2)

On July 23, 2015, the Board of Directors approved a program to repurchase up to $500 million of the Company’s common stock over the next three years. Share repurchases may be executed through various means including, without limitation, open market transactions, privately negotiated transactions or otherwise. The share repurchase program, which expires on July 22, 2018, does not oblige the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased, or decreased by the Company’s Board of Directors in its discretion at any time. The timing of our share repurchases may depend upon market conditions, other uses of capital, and other factors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure.

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

Item 5.	Other Information.

None.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits.
(a)	Exhibits

#10.1	Retirement Agreement with Phillip J. Stassi dated June 1, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan or arrangement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2016