Form 10-K
period 2016-09-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2016-11-22
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016                          Commission File No. 1-7463

Jacobs Engineering Group Inc.

Delaware	95-4081636
State of incorporation	IRS Employer identification number

1999 Bryan Street, Suite 1200 Dallas, Texas 75201	(214) 583-8500
Address of principal executive offices	Telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange

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

Indicate by check-mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No

There were 120,750,218 shares of common stock outstanding as of November 18, 2016. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $5.3 billion as of April 1, 2016, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be issued in connection with its 2017 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

JACOBS ENGINEERING GROUP INC.

Fiscal 2016 Annual Report on Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as "expects," "anticipates," "believes," "seeks," "estimates," "plans," "intends," “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those listed and discussed in Item 1A— Risk Factors below. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described herein and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").

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

We are headquartered in Dallas, Texas, USA, and provide our services through more than 200 offices located around the globe, primarily in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia.

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

JacobsValue+ SM ("Value Plus") is an internal tool we use to document and quantify the actual value or savings we provide to our clients and their projects. Some of the benefits achieved through the Value Plus program include lower total installed cost, shorter schedule, and reduced life cycle cost. Value Plus is implemented at project initiation: a project goal is created, and cost-saving ideas are entered into the Value Plus database. When the Value Plus cycle is complete, the project team and client identify unique cost and/or schedule reductions for the project.

The Company’s Strategy

During fiscal 2016, we undertook a deep analysis of our current business and markets to determine where we had opportunities to improve and where we would invest our resources in the coming years to maximize our returns.  The corporate strategy developed from this analysis is supported by strategies for each line of business, focusing on how we would execute the strategy.  These strategies are being finalized, and are expected to be communicated to shareholders and the financial community at the Company’s Investor Day, to be held on December 1, 2016.

Employees and Safety

Our employees are our most important and valuable asset and, therefore, the prevention of job-related injuries is given top priority. It is the policy of the Company to provide and maintain a safe and healthy working environment and to follow operating practices that safeguard all employees and result in a more efficient operation.  BeyondZero®, the name of our program that promotes our culture of caring, moves beyond efforts to have an incident and injury-free safety performance. We implement a culture of caring where concern for employees' health, safety, and welfare extends outside the office walls, beyond the project site fences and into their homes, cars, and all the places where they interact with family, friends, and fellow employees.

Since Jacobs’ founding, the Company has been based on doing business honestly, ethically, and with the utmost integrity. Our culture, and our Code of Conduct which is signed annually by all employees, prescribe that everyone at the Company must adhere to Jacobs’ Core Values and ethical code, and comply with the laws that govern the Company’s activities worldwide. Our employees and business partners are expected to follow the highest principles of business conduct, integrity, and ethics as they carry out their responsibilities, and are guided by the following principles in carrying out their responsibilities: loyalty, compliance with applicable laws, observance of ethical standards, avoidance of conflicts of interest, and communication. We endeavor to deal fairly with our employees, customers, suppliers, and competitors, and to respect the policies and procedures of those outside the Company.

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

We accomplish this foremost through our core values, which allow us to behave as one company and unify us worldwide. By keeping our core values as a central focus of our Company, we are able to think the same way and arrive at similar conclusions, regardless of our physical location. Our core values are:

•	People are our greatest asset;
•	We are relationship-based; and
•	Profitable growth is an imperative.

The balance inherent in our core values is also evident in our approach to sustainability, which maintains an even balance among the people, the economics, and the environmental aspects of business. Jacobs is driven to continuously improve efficiency and reduce energy and resource use, practices that drive down costs and contribute to a lower impact on the environment. The Company adheres to the following seven sustainability principles:

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

With respect to human resources, our goal is to establish an inclusive, diverse workplace that energizes the people who fuel our Company's growth. Although we are a large company with over 54,000 employees in over 25 countries, our employees are unified in their focus on superior value, safety, and ethical business practices regardless of the country in which they work, and employees frequently move around the system as they grow their careers.

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

We market our services to clients in a wide range of public, institutional, process, and industrial markets. We increase our opportunities through focused market diversity, and are able to price contracts competitively and enhance overall profitability while delivering additional value to our clients by integrating and bundling our services. In complex economic times, we have the ability to evolve along with market cycles worldwide. When opportunities decrease in a particular market or geography, other opportunities often increase. Because of our focused market diversity, we believe we are well positioned to address a wide range of opportunities across many markets and geographies, which helps us grow our business.

The Role of Acquisitions and Strategic Investments in the Development Our Business

When we review acquisition targets, we are conscious of the effect the acquisition may have on our client base. We favor acquisitions that are aligned with our growth strategy, which targets enhancements of our market position and adding value to our customers and shareholders.  This will be done by (i) expanding into a new client market; (ii) enhancing the range of services we provide existing clients; and/or (iii) accessing new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our clients. The following is a brief description of some of our recent key acquisitions (in reverse chronological order):

•

On April 12, 2016, we acquired The Van Dyke Technology Group, Inc. (“Van Dyke”) headquartered in Columbia, Maryland.  Van Dyke provides advanced cybersecurity services and solutions designed to protect sensitive information within classified networks, with a focus on supporting the U.S. Intelligence Community.

•

On December 7, 2015, we acquired J.L Patterson & Associates (“JLP”) headquartered in Orange, California.  JLP is a consulting and professional services engineering firm specializing in rail planning, environmental permitting, design and construction management. It provides services to numerous public transit agencies and is a major provider of professional consulting services to Class 1 railroads across the U.S.

•

On March 31, 2015, we acquired Suzhou Hans Chemical Engineering Co. ("SHCE") headquartered in China. SHCE has two specialty Class A design licenses in China’s Chemical, Petrochemical and Pharmaceutical industries, which allow the firm to provide engineering design for all types of chemical projects in China irrespective of project size plus procurement and project management services for various projects in China. These combined resources enable Jacobs to offer customers in China a complete spectrum of services for all types of chemical and petrochemical projects.

•

On July 1, 2014, we acquired Federal Network Systems ("FNS"), a subsidiary of Verizon Communications headquartered in Ashburn, Virginia. FNS provides systems integration and communication, information technology and data security solutions for the global market, with a particular focus on supporting the Intelligence Community, the U.S. Department of Defense ("DoD"), and federal civilian customers. FNS designs, integrates, secures, operates and maintains highly complex, mission critical voice, data and video networks.

•

On February 7, 2014, we acquired Eagleton Engineering, LLC ("Eagleton") headquartered in Houston, Texas. The acquisition enhanced our capabilities in midstream and upstream pipeline engineering, design and field surveying services. Eagleton specializes in pipeline engineering, primarily providing professional services and resources to the oil, gas and petrochemical industries. The firm’s services cover the full life cycle of project planning and delivery, from conceptual studies and design to full turnkey engineering, procurement and construction solutions and operational support.

•

On December 24, 2014, we acquired the assets of FMHC Corporation ("FMHC"), headquartered in Chicago, Illinois. This acquisition enhances our ability to provide turnkey wireless communications site development, design, network deployment, construction, and related services to clients operating in the wireless telecommunications industry.

•

On December 20, 2013, we acquired Stobbarts Limited, a construction firm based in West Cumbria, United Kingdom. The acquisition enhanced our capabilities in nuclear, decommissioning, construction and civil engineering.

•

On December 13, 2013, we acquired Sinclair Knight Merz Management Pty Limited and Sinclair Knight Merz Holdings Limited (collectively, "SKM"), a provider of engineering, design, procurement, construction and project management services headquartered in Sydney, Australia. Due to its size and complexities, more information about the SKM acquisition is provided throughout this report.

•

On November 22, 2013, we acquired certain assets and liabilities of MARMAC Field Services, Inc. headquartered in Costa Mesa, California. The acquisition enhanced our capabilities in pipeline engineering and design services; both geographically and by adding additional capabilities to serve the utility and gas industries.

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

•

On October 14, 2013, we acquired substantially all the assets and liabilities of the Trompeter Group headquartered in Detroit, Michigan. This acquisition enhances our capabilities in advanced engineering services, maintenance support, technical training services, and contingent workforce services to the automotive manufacturing industry.

•

On August 30, 2013, our South African joint venture, Jacobs Matasis (Proprietary) Limited, acquired Ilitha Projects and Ilitha Staffing. Ilitha Projects provides management and Engineering, Procurement, Construction and Management (“EPCM”) services to clients in a broad range of market sectors, including oil and gas, refining, chemicals, power, nuclear, marine mining, and metals. Ilitha Staffing supplies technical contract staff sourcing and management services with a strong emphasis on integration with the client’s culture and business practices.

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

•

In December 2011, we acquired Unique World Pty Ltd. ("Unique World"), headquartered in Sydney, Australia. Unique World is an information management and knowledge management consultancy specializing in enabling technologies such as collaboration, business process automation, business intelligence, intranets, and portals. Unique World expanded our capabilities in Australia to include such information technology ("IT") services, as well as expanding the client base to which we can offer these services.

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

After we complete an acquisition, we move quickly to integrate the newly acquired operations. We typically assign senior operations personnel to manage the overall integration process with assistance from our sales, accounting, legal, IT, human resources, and risk management departments. Although integrating newly acquired businesses can be very challenging, the assimilation process is critical in order to assure (i) an appropriate return is realized versus the cost of the acquisition (ii) that our global businesses processes and systems are properly deployed throughout the newly-acquired entities and (iii) that we can begin to leverage off the acquired talents, skills, and expertise to grow our business and help our clients execute their capital programs. Newly acquired businesses are generally not left as stand-alone entities within the Company’s internal reporting system. The businesses we acquire are typically folded in to existing operational organizations within the Company. For additional information regarding certain issues related to our acquisition strategy, please refer to Item 1A—  Risk Factors below.

Lines of Business

During the second quarter of fiscal 2016, we reorganized our operations around four global lines of business. This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities. The four global lines of business are: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial. Each business unit has a president that reports directly to the Company's President & CEO. As part of the reorganization, certain support functions (i.e. Sales), which were managed centrally for many years, have been embedded in the lines of business and report to the respective line of business presidents. The costs of other support functions (e.g., accounting, legal, human resources, and information technology) and certain other activities (e.g., global insurance) are assigned or allocated to each new business unit using a rationale method of assignment/allocation, or will remain an element of corporate general and administrative expenses. In connection with the reorganization, the Company has significantly modified its cash incentive plan utilizing forecasted performance metrics aligned along the new lines of business.

Services

Our services fall into four broad categories: project services; process scientific, and systems consulting services; construction services; and operations and maintenance services.

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

Process, Scientific, and Systems Consulting Services

We employ the professional and technical skills and expertise with respect to a broad range of consulting services, including: performing pricing studies, market analyses, and financial projections necessary in determining the feasibility of a project; performing gasoline reformulation modeling; analyzing and evaluating layout and mechanical designs for complex processing plants; analyzing automation and control systems; analyzing, designing, and executing bio containment strategies; developing and performing process protocols with respect to the U.S. Food and Drug Administration-mandated qualification and validation requirements; and performing geological and metallurgical studies.

Also included in this service category are revenues relating to defense and aerospace-related programs. Such services typically are more technical and scientific in nature than other project services we provide, and may involve such tasks as supporting the development and testing of conventional weapons systems; weapons modeling and simulations; computer systems development, maintenance, and support; evaluation and testing of mission-critical control systems; aerospace, testing, and propulsion systems and facilities; cyber security and IT services; and other highly technical or scientific tasks.

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

Historically, our field construction activities have been focused primarily on those construction projects for which we perform much of the related engineering and design work. By focusing our construction efforts in this way, we attempt to minimize the risks associated with constructing complex projects based on designs prepared by third parties. The financial risk to us of constructing complex assets based on designs prepared by third parties may be particularly significant on fixed-price contracts; though we ensure appropriate controls are in place to manage risk. However, we will pursue construction-

only projects when we can negotiate pricing and other contract terms we deem acceptable and which we believe can result in a fair return for the degree of risk we assume.

Operations and Maintenance Services

Operations and Maintenance (“O&M”) refers to all of the tasks required to operate and maintain large, complex facilities on behalf of clients. We provide key management and support services over all aspects of the operations of a facility, including managing subcontractors and other on-site personnel. O&M also includes process plant maintenance services, which generally involves all tasks required to keep a process plant (typically a refinery or chemical plant) in day-to-day operation.

Within the aerospace and defense areas, O&M often requires us to provide the management and technical support services necessary to operate and maintain such sites as engine test facilities, weapons integration facilities, and high-tech simulation and verification centers. Such O&M contracts also frequently require us to provide facilities management and maintenance services, utilities operations and maintenance services, property management and disposition services, and construction support services.

Within the environmental area, O&M often includes engineering and technical support services as well as program management services necessary to remediate contaminated sites.

Although the gross profit margins we realize from O&M services are generally lower than those associated with the other services we provide, the costs to support maintenance activities are also generally lower. In addition, O&M services offer us an opportunity for long-term relationships with clients. This aspect of O&M services greatly reduces the selling costs in respect of such services.

The following table sets forth our revenues from each of our four service categories for each of the last three fiscal years (in thousands):

	2016	2015	2014
Project Services	$5,738,840	$6,307,015	$6,576,004
Process, Scientific, and Systems Consulting	852,329	1,188,418	758,957
Construction	3,258,890	3,291,823	4,138,729
Operations and Maintenance	1,114,098	1,327,576	1,221,467
Total	$10,964,157	$12,114,832	$12,695,157

Segments

The services we provide fall into the following four lines of business (“LOB”): Aerospace &Technology, Buildings & Infrastructure, Industrial, and Petroleum & Chemicals, which are also the Company’s reportable segments.

The following table sets forth our revenues from each LOB.  Prior period information has been restated to reflect the current period presentation (in thousands):

	2016	2015	2014
Revenues from External Customers:
Aerospace & Technology	$2,657,433	$2,924,753	$2,306,453
Buildings & Infrastructure	2,253,512	2,458,379	2,705,197
Industrial	2,793,713	2,517,571	2,956,391
Petroleum & Chemicals	3,259,499	4,214,129	4,727,116
Total	$10,964,157	$12,114,832	$12,695,157

For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 15 — Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

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

In addition, we design/build aerodynamic, climatic, altitude and acoustic facilities in support of the automotive industry, and are a provider of a wide range of services in the telecommunications market.

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

Buildings & Infrastructure – We provide services to transit, aviation, built environment, mission critical, rail, and civil construction projects throughout North America, Europe, India, the Middle East, Australia, and Asia.  Our representative clients include national government departments/agencies in the U.S., U.K., Australia, and Asia, state and local departments of transportation within the U.S., and private industry freight transport firms.

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

We have specific capabilities in energy and power, master planning, and commissioning of office headquarters, aviation facilities, mission-critical facilities, municipal and civic buildings, courts and correctional facilities, mixed-use and commercial centers, healthcare and education campuses, and recreational complexes.  For advanced technology clients, who require highly specialized buildings in the fields of medical research, nano science, biotechnology, and laser sciences, we offer total integrated design and construction management solutions.  We also have global capabilities in the pharma-bio, data center, government intelligence, corporate headquarters/interiors, and science and technology-based education markets. Our government building projects include large, multi-year programs in the U.S. and Europe supporting various U.S. and U.K. government agencies.

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

Our global Field Services unit supports construction and O&M across the company, and performs our direct hire services.

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

In addition, we provide our refining customers with feasibility/economic studies, technology evaluation and conceptual engineering, front end loading (“FEED”), detailed engineering, procurement, construction, maintenance and commissioning services.  We deliver installed EPC solutions as to grass root plants, expansions and revamps of existing units.  Our focus is on both the inside the battery limit (“ISBL”) processing units as well as utilities and offsites.  We have engineering alliances and maintenance programs that span decades with core clients.  With the objective of driving our clients’ total installed costs down, we endeavor to leverage emerging market sourcing and high value engineering.  Our Comprimo Sulfur Solutions® is a significant technology for gas treatment and sulfur recovery plants around the world.

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

Our backlog includes expected revenues for contracts that are based on estimates. The following table summarizes our backlog for each of the last three fiscal years (in millions):

Backlog:	2016	2015	2014
Aerospace & Technology	$5,109,973	$4,880,775	$4,998,844
Buildings & Infrastructure	5,033,539	4,723,034	4,532,085
Industrial	3,106,575	3,650,520	2,471,867
Petroleum & Chemicals	$5,510,442	$5,552,241	6,377,561
Total	$18,760,529	$18,806,570	$18,380,357

For additional information regarding our backlog including those risk factors specific to backlog, please refer to Item 1A — Risk Factors, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Subject to the factors discussed in Item 1A— Risk Factors below, we estimate that approximately $7.7 billion, or  41.28%, of total backlog at September 30, 2016 will be realized as revenues within the next fiscal year.

Significant Customers

The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last five fiscal years:

2016	2015	2014	2013	2012
21.4%	21.7%	17.8%	19.9%	22.1%

Given the percentage of total revenue derived directly from the U.S. federal government, the loss of U.S. federal government agencies as customers would have a material adverse effect on the Company. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. Approximately 88% of revenue derived directly from the U.S. federal government is in the Aerospace & Technology segment.  For more information on risks relating to our government contracts, see Item 1A - Risk Factors below.

Financial Information About Geographic Areas

Selected financial information regarding the geographic areas in which we operate is included in Note 15 — Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference. For fiscal 2016, approximately 43.0% of our revenues were earned from clients outside the United States. Our international operations are subject to a variety of risks, which are described under Item 1A - Risk Factors below.

Contracts

While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into two broad categories: cost-reimbursable and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last five fiscal years:

	2016	2015	2014	2013	2012
Cost-reimbursable	82%	83%	83%	85%	85%
Fixed-price	18%	17%	17%	15%	15%

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

2016	2015	2014	2013	2012
$2,489.9	$2,602.6	$2,954.9	$2,624.8	$2,328.4

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

Fixed-Price Contracts

Fixed-price contracts include both “lump sum bid” contracts and “negotiated fixed-price” contracts. Under lump sum bid contracts, we typically bid against other contractors based on specifications the client furnishes. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications received, problems with new technologies, and economic and other changes that may occur over the contract period. Additionally, it is not unusual for lump sum bid contracts to lead to an adversarial relationship with clients, which is contrary to our relationship-based business model. Accordingly, lump sum bid contracts are not our preferred form of contract, and, as such, the Company has rarely entered into individual lump sum bid contracts that are material to its financial results. In contrast, under a negotiated fixed-price contract, we are selected as the contractor first and then we negotiate a price with our client. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where we perform some portion of the work before negotiating the total price of the project. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to us. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than other types of contracts. The Company carefully manages the risk inherent in these types of contracts.  Over the past five years, most of our fixed-price work has been either negotiated fixed-price contracts or lump sum bid contracts for project services, rather than turnkey construction.

Competition

With respect to each of the four broad categories of services we provide, we compete with a large number of companies across the world. Typically, no single company or companies dominate the market in which we provide any such services. We compete based on the following factors, among others: price of services, technical capabilities, reputation for quality, safety record, availability of qualified personnel, ability to timely perform work, and willingness to accept project-related risk. For more information regarding the competitive conditions in our business, please refer to Item 1A— Risk Factors below.

Employees

At September 30, 2016, we had approximately 43,800 full-time, staff employees (including contract staff). Additionally, as of September 30, 2016, there were approximately 11,100 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

			Year Joined the
Name	Age	Position with the Company	Registrant
Steven J. Demetriou	58	Chairman and Chief Executive Officer	2015
Kevin C. Berryman	57	Executive Vice President, Chief Financial Officer	2014
Terence D. Hagen	52	President, Aerospace & Technology	1987
Joseph G. Mandel	56	President, Petroleum & Chemicals	2011
Robert V. Pragada	48	President, Buildings & Infrastructure	2016
William B. Allen	52	Senior Vice President and Chief Accounting Officer	2016
Lori S. Sundberg	52	Senior Vice President, Global Human Resources	2013
Michael R. Tyler	60	Senior Vice President and General Counsel	2013

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors of the Company. Mr. Hagen has served in executive and senior management capacities with the Company for more than five years. Below is additional information on the other executive officers.

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

Mr. Mandel joined the Company in February 2011 through the acquisition of certain operating companies comprising the process and construction business of Aker Solutions ASA, a global provider of products, systems and services to the oil and gas industry. Mr. Mandel served in various senior management roles with Aker Solutions ASA since first joining them in 1995.

Mr. Pragada rejoined the Company in February 2016 after serving as President and Chief Executive Officer of The Brock Group since August 2014.  From March 2006 to August 2014 Mr. Pragada served in executive and senior management capacities with the Company.

Mr. Allen, joined the Company in October 2016.  Mr. Allen served as Corporate Vice President, Finance and Principal Accounting Officer at Lyondellbasell Industries, N.V., from 2013 to 2016, from 2009 to 2013 he served as Vice President, Corporate Controller and Chief Accounting Officer, and from 2007 to 2009 as Chief Financial Officer of the Catalysts Business Segment at Albemarle Corporation.

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

Construction and maintenance sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials, in a challenging environment, and often in geographically remote locations. On many sites, we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement such procedures or if the procedures we implement are ineffective, our employees and others may become injured, disabled or even lose their lives, the completion or commencement of our projects may be delayed, and we may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients, and raise our operating costs. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition, and results of operations.

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

Our vulnerability to the cyclical nature of the markets in which our clients operate is exacerbated during economic downturns and times of political uncertainty.

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

Current global economic and political conditions have negatively impacted many of our clients’ ability and willingness to fund their projects, including their ability to raise capital and pay, or timely pay, our invoices. They have also caused our clients to reduce their capital expenditures, alter the mix of services purchased, seek more favorable price and other contract terms, and otherwise slow their spending on our services. For example, in the public sector, declines in state and local tax revenues as well as other economic declines may result in lower state and local government spending. In addition, due to these conditions many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions have reduced, and may continue to reduce, the demand for our services, which has had, and may continue to have, a significant negative impact on our business, financial condition and results of operations.

Current economic and political conditions also make it extremely difficult for our clients, our vendors, and us to accurately forecast and plan future business activities. For example, following the recent U.S. elections, many observers expect spending on U.S. infrastructure to increase significantly. There is no assurance that such spending will occur or that the Company will benefit from any increase in spending. We cannot predict the timing, strength or duration of any economic recovery or downturn worldwide or in our clients’ markets. In addition, our business has traditionally lagged recoveries in the general economy and, therefore, may not recover as quickly as the economy at large. A continuation or worsening of current weak economic conditions, a failure to obtain expected benefits from any increased infrastructure spending, or a reduction in government spending could have a material adverse impact on our business, financial condition, and results of operations.

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

Commodity prices can affect our customers in a number of ways. For example, for those customers that produce commodity products such as oil, gas, copper, or fertilizers, fluctuations in price can have a direct effect on their profitability and cash flow and, therefore, their willingness to continue to invest or make new capital investments. Furthermore, declines in commodity prices can negatively impact our business in regions whose economies are substantially dependent on commodity prices, such as the Middle East. To the extent commodity prices decline or fluctuate and our customers defer new investments or cancel or delay existing projects, the demand for our services decreases, which may have a material adverse impact on our business, financial condition, and results of operations.

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

Our project execution activities may result in liability for faulty services.

If we fail to provide our services in accordance with applicable professional standards, we could be exposed to significant monetary damages or even criminal violations. Our engineering practice, for example, involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. While we do not generally accept liability for consequential damages in our contracts, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant professional or product liability, and warranty or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or the fees we generate, may not be covered by insurance at all due to various exclusions in our coverage, and could impact our ability to obtain insurance in the future. Further, even where coverage applies, the policies have deductibles, which result in our assumption of exposure for a layer of coverage with respect to any claim filed by us. In addition, clients or subcontractors who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a high deductible, if successful and of a material magnitude, could have a material adverse impact on our business, financial condition and results of operations.

We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted.

We face intense competition to provide technical, professional, and construction services to clients. The markets we serve are highly competitive and we compete against a large number of regional, national, and multinational companies.

The extent of our competition varies by industry, geographic market, and project type. For example, with respect to our construction, and operations and maintenance services, clients generally award large projects to large contractors, which may give our larger competitors an advantage when bidding for these projects. Conversely, with respect to our engineering, design, architectural, and consulting services, low barriers of entry can result in competition with smaller, newer competitors. The extent and type of competition varies by market and geographic area.

Our projects are frequently awarded through a competitive bidding process, which is standard in our industry. We are constantly competing for project awards based on pricing, schedule and the breadth and technical sophistication of our services. Competition can place downward pressure on our contract prices and profit margins, and may force us to accept contractual terms and conditions that are less favorable to us, thereby increasing the risk that, among other things, we may not realize profit margins at the same rates as we've seen in the past or may become responsible for costs or other liabilities we have not accepted in the past. If we are unable to compete effectively, we may experience a loss of market share or reduced profitability or both, which if significant, could have a material adverse impact on our business, financial condition, and results of operations.

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.

Our revenues are derived from new contract awards. Delays in the timing of the awards or cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale projects as these contracts frequently involve a lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, governmental and environmental approvals. Since a significant portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. Furthermore, many of these contracts are subject to financing contingencies and as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

In addition, many of our contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, we may incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer.

The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities, which could have a material adverse effect on our business, financial condition and results of operations.

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

We maintain insurance coverage for various aspects of our business and operations. Our insurance programs have varying exclusions for matters such as fraud, coverage limits and maximums, and insurance companies may seek to deny claims we might make. In addition, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits, and retentions under these programs. As a result, we may be subject to future liability for which we are only partially insured, or completely uninsured.

Although in the past we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, coverage that is more limited, or increased premium costs or deductibles. We monitor the financial health of the insurance companies from which we procure insurance, and this is one of the factors we take into account when purchasing insurance. Our insurance is purchased from a number of the world's leading providers, often in layered insurance or quota share arrangements. If any of our third party insurers fail, abruptly cancel our coverage or otherwise cannot satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.

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

Litigation and regulatory proceedings are subject to inherent uncertainties and unfavorable rulings can and do occur. Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations, default under our credit agreements and other liabilities which, to the extent we are not insured against a loss or our insurer fails to provide coverage, could have a material adverse impact on our business, financial condition, and results of operations.

The nature of our contracts, particularly those that are fixed-price, subject us to risks of cost overruns. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

For fiscal 2016, approximately 18% of our revenues were earned under fixed-price contracts. Such contracts require us to estimate the total cost of the project in advance of our performance. In addition, we may enter into guaranteed maximum price contracts where we guarantee a price or delivery date. For fixed-price contracts, we may benefit from any cost-savings, but we bear the risk of paying some, if not all, of any cost overruns. Fixed-price contract amounts are established in part on cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform, or changes in general economic conditions, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.

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

The success of our business is dependent upon our ability to hire, retain, and utilize qualified personnel, including engineers, architects, designers, craft personnel, and corporate management professionals at a reasonable cost who have the required experience and expertise. The market for these and other personnel is competitive. From time to time, it may be difficult to attract and retain qualified individuals with the expertise, and in the timeframe, demanded by our clients, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. Furthermore, some of our personnel hold government granted clearance that may be required to obtain government projects. If we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.

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

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of the end of fiscal 2016, our backlog totaled approximately $18.8 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

The contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog is based on estimates. Additionally, the way we perform on our individual contracts can affect greatly our gross margins and hence, future profitability.

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

Contracts with the U.S. federal government and other governments and their agencies, which are a significant source of our revenue and profit, are subject to various uncertainties, restrictions, and regulations including oversight audits by various government authorities as well as profit and cost controls, which could result in withholding or delay of payments to us. Government contracts are also exposed to uncertainties associated with funding such as sequestration and budget deficits. Contracts with the U.S. federal government, for example, are subject to the uncertainties of Congressional funding. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. Legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year. As a result, contracts with government agencies may be only partially funded or may be terminated, and we may not realize all of the potential revenue and profit from those contracts.

Our government clients may reduce the scope or terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. Since government contracts represent a significant percentage of our revenues (for example, those with the U.S. federal government represented approximately 21.4% of our total revenue in fiscal 2016 ), a significant reduction in government funding or the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations.

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

In addition, government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements, which affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. For example, for contracts with the U.S. federal government, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act, and numerous regulations governing environmental protection and employment practices. Government contracts also contain terms that expose us to heightened levels of risk and potential liability than non-government contracts. This includes, for example, unlimited indemnification obligations.

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

If we violate a rule or regulation, fail to comply with a contractual or other requirement or do not satisfy an audit, a variety of penalties can be imposed on us including monetary damages and criminal and civil penalties. For example, in so-called “qui tam” actions brought by individuals or the government under the U.S. Federal False Claims Act or under similar state and local laws, treble damages can be awarded.  In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed.  The occurrence of any of these actions could harm our reputation and our business, financial condition, and results of operations could be negatively impacted.

Many of our federal government contracts require us to have security clearances, which can be difficult and time consuming to obtain. If our employees are unable to obtain or retain the necessary securities clearances, our clients could terminate or not renew existing contracts or award us new contracts. To the extent this occurs, our business, financial condition and results of operations could be negatively impacted.

Our use of joint ventures and partnerships exposes us to risks and uncertainties, many of which are outside of our control.

As is common in our industry, we perform certain contracts as a member of joint ventures, partnerships, and similar arrangements. This situation exposes us to a number of risks, including the risk that our partners may be unable to fulfill their obligations to us or our clients.

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

We depend on the management effectiveness of our joint venture partners. Differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues, which could materially affect the business and operations of these ventures. In addition, in many of the countries in which we engage in joint ventures, it may be difficult to enforce our contractual rights under the applicable joint venture agreement. If we are not able to enforce our contractual rights, we may not be able to realize the benefits of the joint venture or we may be subject to additional liabilities.

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

Third-party subcontractors we hire perform much of the work performed under our contracts. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications.

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

Negative conditions in the credit and financial markets and delays in receiving client payments could result in liquidity problems, adversely affecting our cost of borrowing and our business.

Although we finance much of our operations using cash provided by operations, at times we depend on the availability of credit to grow our business and to help fund business acquisitions. Instability in the credit markets in the U.S. or abroad could cause the availability of credit to be relatively difficult or expensive to obtain at competitive rates, on commercially reasonable terms or in sufficient amounts. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to us. We may also enter into business acquisition agreements that require us to access credit, which if not available at the closing of the acquisition could result in a breach of the acquisition agreement and a resulting claim for damages by the sellers of such business. In addition, market conditions could negatively impact our clients’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse impact on our business, financial condition, and results of operations.

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

Some of our customers, suppliers and subcontractors depend on access to commercial financing and capital markets to fund their operations. Disruptions of the credit or capital markets could adversely affect our clients’ ability to finance projects and could result in contract cancellations or suspensions, project delays and payment delays or defaults by our clients. In addition, clients may be unable to fund new projects, may choose to make fewer capital expenditures or otherwise slow their spending on our services or to seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. In addition, any financial difficulties suffered by our subcontractors or suppliers could increase our cost or adversely impact project schedules. These disruptions could materially impact our backlog and have a material adverse impact on our business, financial condition, and results of operations.

In addition, we typically bill our clients for our services in arrears and are, therefore, subject to our clients delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures due to, among other reasons, our clients’ unwillingness to pay for alleged poor performance or to preserve their own working capital. If one or more clients delays in paying or fails to pay us a significant amount of our outstanding receivables, it could have a material adverse impact on our liquidity, financial condition, and results of operations.

Furthermore, our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, South America, Australia and Asia. Some of our accounts hold deposits in amounts that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy or forced receivership, or have been seized by their governments, there is a risk that such events may occur in the future. If any such events were to occur, we would be at risk of not being able to access our cash, which may result in a temporary liquidity crisis that could impede our ability to fund our operations, which could have a material adverse impact on our business, financial condition, and results of operations.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win some contracts.

In line with industry practice, we are often required to provide performance or payment bonds or letters of credit to our customers. These instruments indemnify the customer should we fail to perform our obligations under the contract. If a bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate bond or letter of credit, we cannot pursue that project. Historically, we have had adequate bonding and letter of credit capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion and the issuance of a letter of credit is based on the Company's credit-worthiness. Because of an overall lack of worldwide bonding capacity, we may find it difficult to find sureties who will provide required levels of bonding or such bonding may only be available at significant additional cost. There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our existing credit facilities. Our inability to obtain adequate bonding and, as a result, to bid on new contracts that require such bonding or letter of credit could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We may be subject to liability claims by employees, customers, and third parties as a result of such exposures. In addition, we may be subject to fines, penalties or other liabilities arising under environmental or safety laws. A claim, if not covered or only partially covered by insurance, could have a material adverse impact on our results of operations and financial condition.

Health safety, and environmental laws and regulations and policies are reviewed periodically and any changes thereto could affect us in substantial and unpredictable ways. Such changes could, for example, relax or repeal laws and regulations relating to the environment, which could result in a decline in the demand for our environmental services and, in turn, could negatively impact our revenue. Changes in the environmental laws and regulations, remediation obligations, enforcement actions, stricter interpretations of existing requirements, future discovery of contamination or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities that we currently do not anticipate. If we fail to comply with any environmental, health, or safety laws or regulations, whether actual or alleged, we could be exposed to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect our business, financial condition and results of operations.

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

We are subject to U.S. federal, state, local and foreign laws and regulations that affect our business. For example, our global operations require importing and exporting goods and technology across international borders. Although we have policies and procedures to comply with U.S. and foreign international trade laws, the violation of such laws could subject the Company and its employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges or debarment from participation in U.S. government contracts, and could damage our reputation and our ability to do business.

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

The U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances; strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. If we are found to be liable for FCPA or other violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.

The loss of or a significant reduction in business from one or a few customers could have a material adverse impact on us.

A few clients have in the past and may in the future account for a significant portion of our revenue and/or backlog in any one year or over a period of several consecutive years. For example, in fiscal 2016, 2015, and 2014, approximately

21.4%, 21.7%, and 17.8%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay, or cancel their contracts at any time. Our loss of or a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.

Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments and weak foreign economies.

For fiscal 2016, approximately 43.0% of our revenue was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:

•	Recessions and other economic crises in other regions, such as Europe, or specific foreign economies and the impact on our costs of doing business in those countries;
•	Difficulties in staffing and managing foreign operations, including logistical and communication challenges;
•	Unexpected changes in foreign government policies and regulatory requirements;
•	Potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
•	Lack of developed legal systems to enforce contractual rights;
•	Expropriation and nationalization of our assets in a foreign country;
•	Renegotiation or nullification of our existing contracts;
•	The adoption of new, and the expansion of existing, trade or other restrictions;
•	Embargoes;
•	Changes in labor conditions;
•	Acts of war, civil unrest, force majeure, and terrorism;
•	The ability to finance efficiently our foreign operations;
•	Social, political, and economic instability;
•	Expropriation of property;
•	Tax increases;
•	Currency exchanges rate fluctuations;
•	Limitations on the ability to repatriate foreign earnings; and
•	U.S. government policy changes in relation to the foreign countries in which we operate, including embargoes or other trade restrictions.

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

Some of our services are performed in high-risk locations, where the country or location is subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the safety of our personnel. Despite these activities, in these locations, we cannot guarantee the safety of our personnel and we may suffer future losses of employees and subcontractors. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets.

Foreign exchange risks may affect our ability to realize a profit from certain projects.

Our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. While we generally attempt to denominate our contracts in the currencies of our expenditures, we do enter into contracts that expose us to currency risk, particularly to the extent contract revenue is denominated in a currency different than the contract costs. We attempt to minimize our exposure from currency risks by obtaining escalation provisions for projects in inflationary economies or entering into derivative (hedging) instruments, when there is currency risk exposure that is not naturally mitigated via our contracts. These actions, however, may not always eliminate currency risk exposure. The governments of certain countries have or may in the future impose restrictive exchange controls on local currencies and it may not be possible for us to engage in effective hedging transactions to mitigate the risks associated with fluctuations in a particular currency. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. We may also be exposed to limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.

Our operations may be impacted by the United Kingdom’s proposed exit from the European Union.

In June 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, there may be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our relationships with our existing and future customers, suppliers, employees, and subcontractors, or otherwise have an adverse effect on our business, financial condition and results of operations. Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs, terminate or reduce the scope of existing contracts, decrease or postpone currently planned contracts, or negotiate for more favorable deal terms, each of which may have a negative impact on our business, financial condition and results of operations.

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

While we may obtain indemnification rights from the sellers of acquired businesses, such rights may be difficult to enforce, the losses may exceed any dedicated escrow funds, and the indemnitors may not have the ability to financially support the indemnity.

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

In addition, there is no assurance that we will continue to locate suitable acquisition targets or that we will be able to consummate any such transactions on terms and conditions acceptable to us. Existing cash balances and cash flow from operations, together with borrowing capacity under our credit facilities, may be insufficient to make acquisitions. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms, or at all.  Acquisitions may also bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.

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
•

The decision by the Board of Directors to begin or cease paying a dividend, and the expectation that if the Company pays dividends, it would declare dividends at the same or higher levels in the future;

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

We may be adversely impacted by, or unable to fully realize the benefits of, our corporate reorganization.

In the second quarter of fiscal 2016, we reorganized the Company’s operating units into four lines of business, each of which is a separate reportable segment. We may be unable to realize the anticipated longer term efficiency benefits of the reorganization.  Furthermore, our reorganization into four reportable segments, which also represent the Company’s reporting units, may have a material impact on the risk that an impairment charge of goodwill will occur.  In the past, with a single reportable segment the Company had two reporting units. Following the reorganization, our number of reporting units has increased to four reporting units. Our goodwill was allocated amongst the new reporting units, for purposes of goodwill impairment testing, on the basis of Enterprise Fair Values. This allocation of goodwill to the four new reporting units could make it more likely that the Company will have an impairment charge in the future, in circumstances where an impairment charge may not have been necessary prior to the reorganization. An impairment charge to one of our reporting units could have an impact on our results of operations.

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.

Because we have grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. As of September 30, 2016, we had $3.1 billion of goodwill, representing 41.8% of our total assets of $7.4 billion. We have chosen to perform our annual impairment reviews of goodwill at the end of the third quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.

If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If the fair value of our reporting units is less than their carrying value, we could be required to record an impairment charge. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken. For a further discussion of goodwill impairment testing, please see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

We may be required to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage.

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of September 30, 2016 and October 2, 2015, our defined benefit pension and post-retirement benefit plans were underfunded by $403.1 million and $413.1 million, respectively. See Note 6— Pension Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors. If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.

Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 82% during fiscal 2016), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition, and results of operations.

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

We continuously evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products and to improve the efficiency of our systems and for other business reasons. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. And, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have an adverse effect on our business.

We may not be able to protect our intellectual property or that of our clients.

Our technology and intellectual property provide us, in certain instances, with a competitive advantage. Although we protect our property through patent registrations, license restrictions, and similar mechanisms, we may not be able to successfully preserve our rights and they could be invalidated, circumvented, challenged or become obsolete. Our employees and contractors are subject to confidentiality obligations, but this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or infringement of our intellectual property. In addition, the laws of some foreign countries in which we operate do not protect intellectual property rights to the same extent as the U.S. If we are unable to protect and maintain our intellectual property rights or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could be reduced. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business.

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

Extraordinary or force majeure events beyond our control, such as natural or man-made disasters, could negatively impact our ability to operate. As an example, from time to time we face unexpected severe weather conditions which may result in weather-related delays that are not always reimbursable under a fixed-price contract; evacuation of personnel and curtailment of services; increased labor and material costs in areas resulting from weather-related damage and subsequent increased demand for labor and materials for repairing and rebuilding; inability to deliver materials, equipment and personnel to jobsites in accordance with contract schedules; and loss of productivity. We may remain obligated to perform our services after any such natural or man-made event, unless a force majeure clause or other contractual provision provides us with relief from our contractual obligations. If we are not able to react quickly to such events, or if a high concentration of our projects are in a specific geographic region that suffers from a natural or man-made catastrophe, our operations may be significantly affected, which could have a negative impact on our operations. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients which may reduce our profits.

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

We are a Delaware corporation. Certain anti-takeover provisions of the Delaware general corporation law impose restrictions on the ability of others to acquire control of us. In addition, certain provisions of our charter documents may impede or discourage a takeover. For example:

•	Only our Board of Directors can fill vacancies on the board;
•	There are various restrictions on the ability of a shareholder to nominate a director for election; and
•	Our Board of Directors can authorize the issuance of preferred shares.

These types of provisions, as well as our ability to adopt a shareholder rights agreement in the future, could make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our shareholders. Accordingly, shareholders may be limited in the ability to obtain a premium for their shares.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Australia; Austria; Belgium; Canada; Chile; China; Finland; Germany; Greece; India; Italy; Malaysia; Mexico; Morocco; The Netherlands; Oman; The Philippines; Puerto Rico; Peru; Republic of Ireland; Saudi Arabia; South Africa; Singapore; Spain; Sweden; United Arab Emirates; and the United Kingdom. Such space is used for operations (providing technical, professional, and other home office services), sales, and administration. Most of our properties are leased. In addition, we have fabrication facilities located in Canada in Pickering, Ontario and Edmonton and Lamont, Alberta. The total amount of space used by us for all of our operations is approximately 7.6 million square feet.

We also lease smaller, project offices located throughout the U.S., the U.K., and in certain other countries. We also rent most of our construction equipment on a short-term basis.

Item 3.	LEGAL PROCEEDINGS

The information required by this Item 3 is included in Note 12 — Contractual Guarantees, Litigation, Investigations, and Insurance of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

	Low Sales	High Sales
	Price	Price
Fiscal 2016:
First quarter	$37.51	$45.41
Second quarter	34.76	44.77
Third quarter	40.93	53.33
Fourth quarter	48.13	55.89
Fiscal 2015:
First quarter	$39.78	$49.94
Second quarter	37.87	45.49
Third quarter	41.68	48.25
Fourth quarter	36.05	44.64

Shareholders

According to the records of our transfer agent, there were 1,073 shareholders of record as of November 18, 2016.

Share Repurchases

On July 23, 2015, the Board of Directors approved a program to repurchase up to $500 million of the Company’s common stock over the next three years.  Share repurchases may be executed through various means including, without limitation, open market transactions or otherwise.  The share repurchase program, which expires on July 22, 2018, does not oblige the Company to purchase any shares.  The authorization for the share repurchase program may be terminated, increased, or decreased by the Company’s Board of Directors in its discretion at any time.  The timing of our share repurchases may depend upon the market conditions, other uses of capital, and other factors.

A summary of repurchases of our common stock each fiscal month during the fourth quarter of fiscal 2016 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands)
July 2 through July 29, 2016	227	$52.30	227	$385,665
July 30 through August 26, 2016	213	$53.77	213	$374,211
August 27 through September 30, 2016	522	$51.32	522	$347,451
Total	962	$52.10	962	$347,451

(1)	Includes commissions paid and calculated at the average price per share since the repurchase program authorization date.

Dividends

Our current policy is to use cash flows from operations to fund future growth, pay down debt, and, subject to market conditions, repurchase common stock under a stock buy-back program approved by our Board of Directors.  During fiscal 2016, the Company undertook a strategic review to evaluate, among other things, how to invest its resources and maximize returns.  As part of that evaluation, management has been reviewing and considering the continued use of the share repurchase program and the possible initiation of a cash dividend.  The Company expects to present its strategy and corporate goals at its Investor Day, to be held on December 1, 2016.

Unregistered Sales of Equity Securities.

None.

Performance Graph

The following graph and table shows the changes over the past five-year period in the value of $100 invested at the end of fiscal 2011 in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Index, and (3) the Dow Jones Heavy Construction Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

	2011	2012	2013	2014	2015	2016
Jacobs Engineering Group Inc.	100.00	125.21	180.18	151.19	115.92	160.17
S&P 500	100.00	130.20	155.39	186.05	184.91	213.44
Dow Jones US Heavy Construction	100.00	131.89	166.14	158.59	117.78	133.61

Note: The above information was provided by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. Dollar amounts are presented in thousands, except for per share information:

	2016 (a)	2015 (b)	2014 (c)	2013	2012 (d)
Results of Operations:
Revenues	$10,964,157	$12,114,832	$12,695,157	$11,818,376	$10,893,778
Net earnings attributable to Jacobs	210,463	302,971	328,108	423,093	378,954
Financial Position:
Current ratio	1.61 to 1	1.58 to 1	1.58 to 1	2.07 to 1	1.99 to 1
Working capital	1,081,784	1,141,512	1,372,332	2,020,853	1,722,656
Current assets	2,864,470	3,122,678	3,722,178	3,908,473	3,469,708
Total assets	7,360,022	7,785,926	8,453,659	7,274,144	6,839,433
Cash	655,716	460,859	732,647	1,256,405	1,032,457
Long-term debt	385,330	584,434	764,075	415,086	528,260
Total Jacobs stockholders’ equity	4,265,276	4,291,745	4,469,255	4,213,097	3,722,473
Return on average equity	4.92%	6.92%	7.56%	10.66%	10.77%
Backlog:
Technical professional services	12,013,121	11,692,404	12,607,029	11,118,400	10,266,500
Field services	6,747,408	7,114,166	5,773,005	6,099,500	5,643,200
Total	18,760,529	18,806,570	18,380,034	17,217,900	15,909,700
Per Share Information:
Basic earnings per share	1.75	2.42	2.51	3.27	2.97
Diluted earnings per share	1.73	2.40	2.48	3.23	2.94
Stockholders’ equity	35.26	34.85	33.92	32.00	28.65
Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	121,483	126,110	132,371	130,945	128,692
Common Shares Outstanding At Year End	120,951	123,153	131,753	131,639	129,936

___________

(a)

Includes costs of $135.6 million or $1.12 per diluted share, related to the Company's restructuring initiatives in the first, second, third and fourth quarter of fiscal 2016.  Also included in the fourth quarter of fiscal 2016 are (i) a loss on sale of our French subsidiary of $17.1 million or $0.14 per diluted share; and (ii) a non-cash write-off on an equity investment of $10.4 million or $0.09 per diluted share.

(b)	Includes costs of $107.9 million or $0.86 per diluted share, related to the Company's restructuring initiatives in the second, third and fourth quarters of fiscal 2015.
(c)	Includes costs of $109.2 million or $0.82 per diluted share, related to the Company's restructuring initiatives in the third and fourth quarter of fiscal 2014.
(d)	Includes a one-time, after-tax gain of $4.0 million, or $0.03 per diluted share, related to the sale of the Company's intellectual property for iron ore pelletizing and certain other related assets.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

In order to understand better the changes that occur to key elements of our financial condition, results of operations, and cash flows, a reader of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be aware of the critical accounting policies we apply in preparing our consolidated financial statements.

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

Revenue Accounting for Contracts and Use of Joint Ventures —In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress as of the balance sheet dates. In making such estimates, judgments are required to evaluate the possible effects of variances in schedule, the costs of materials and labor, productivity, and the impact of change orders, claims, contract disputes, and achievement of contractual performance standards. Many of our engineering and construction contracts provide for reimbursement of costs plus a fixed or percentage fee. For contracts containing incentive fee arrangements, fees are frequently based on achievement of target completion dates, target costs, and/or other performance criteria. Failure to meet these targets or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues recognized from the project.

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

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures and consortiums. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. Very few of our joint ventures have employees. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. Generally they do not, in and of themselves, present any risk of loss to us or to our partners separate from those that we would carry if we were performing the contract on our own. We may, however, be exposed to additional risk through the use of joint ventures. See Item 1A – Risk Factors above.  Under U.S. GAAP, our share of losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our Consolidated Financial Statements.

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

Accounting for Stock Issued to Employees and Others — We measure the cost of employee services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. We estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model. Like all option-pricing models, the Black-Scholes model requires the use of subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause different fair values to be assigned to our stock option awards. For restricted stock units containing service and performance conditions with measures external to the Company, compensation expense is based on the fair value of such units determined using Monte Carlo Simulations.

Accounting for Pension Plans — the accounting for pension plans requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions include discount rates, investment returns, and projected salary increases, among others. The actuarial assumptions used in determining the funded statuses of the plans are provided in Note 7 – Pension Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

The expected rates of return on plan assets for fiscal 2017 range from 3.5% to 8.5% compared to 3.5% to 8.5% for the prior year. We believe the range of rates selected for fiscal 2017 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were changed from a range of 1.6% to 7.8% in fiscal 2015 to a range of 0.7% to 7.0% in fiscal 2016. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.

Changes in the actuarial assumptions often have a material effect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at September 30, 2016, was higher (lower) by 0.5%, the PBO would have been lower (higher) at that date by approximately $124.4 million for non-U.S. plans, and by approximately $9.1 million for U.S. plans. If the expected return on plan assets was higher (lower) by 1.0%, the net periodic pension cost for fiscal 2017 would be lower (higher) by approximately $10.0 million for non-U.S. plans, and by approximately $1.3 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the fairness of the actuarial assumptions used.

Contractual Guarantees, Litigation, Investigations, and Insurance — In the normal course of business, we are subject to certain contractual guarantees and litigation. The guarantees to which we are a party generally relate to project schedules and plant performance. Most of the litigation in which we are involved has us as a defendant in workers’ compensation; personal injury; environmental; employment/labor; professional liability; and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. We have elected, however, to retain a portion of losses that occur through the use of various deductibles, limits, and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured, and we intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of our contracts.

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

Testing Goodwill for Possible Impairment — The goodwill carried on our Consolidated Balance Sheets is tested annually for possible impairment. In performing the annual impairment test, we evaluate our goodwill at the reporting unit level. The Company performs the annual goodwill impairment test for the reporting units at the end of the third quarter of our fiscal year. The Company will test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the second quarter of fiscal 2016, we reorganized our operations around four global lines of business. The four global lines, which represent our reporting units, are: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial.   Previously, the Company had two reporting units “Europe” and “Non-Europe”.

In conjunction with the aforementioned reorganization, we performed a quantitative impairment test and we allocated goodwill among our new reporting units based on the relative fair value of the four reporting units. As a result, in the second quarter of fiscal 2016, we performed a quantitative assessment of goodwill for each of the Company’s reporting units (both immediately before and after the reorganization). Based on this quantitative assessment, the fair value of each of the reporting units (pre and post reorganization) exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of the reorganization.

U.S. GAAP does not prescribe a specific valuation method for estimating the fair value of reporting units. The valuation technique used to estimate the fair value of the reporting units requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others.

We used both an income approach and a market approach to test our goodwill for possible impairment. Such approaches require us to make estimates and judgments. Under the income approach, fair value is determined by using the discounted cash flows of our reporting units. The Company’s discount rate reflects a weighted average cost of capital (“WACC”) for a peer group of companies representative of the Company’s respective reporting units.  Under the market approach, the fair value of our reporting units is determined by reference to guideline companies that are reasonably comparable to our reporting units; the fair values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of fair values indicated. The fair values for each reporting unit exceeded the respective book values ranging from 28% to 90%.

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

In performing the Company’s annual impairment test as of the end of the third quarter of fiscal 2016 the Company performed a qualitative assessment, and determined that it was more likely than not that the fair value of its reporting units exceeded their carrying amounts. As a result, the Company is not required to proceed to a quantitative impairment assessment.

We have determined that the fair value of our reporting units substantially exceeded their respective carrying values for the Balance Sheets presented.

Fiscal 2016

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

    The 2015 Restructuring and Other Events Affecting Fiscal 2016

During the second quarter of fiscal 2015, the Company commenced a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the " 2015 Restructuring"). The 2015 Restructuring was not completed in fiscal 2015, and actions related to the 2015 Restructuring continued throughout fiscal 2016.  Actions related to the 2015 Restructuring completed during the fiscal year include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices.  The Company's consolidated results of operations for fiscal 2016 include a $187.9 million pre-tax impact relating to costs associated with the 2015 Restructuring.  The majority of the costs of the 2015 Restructuring are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Earnings.

The Company previously announced on July 15, 2016 that it had sold its Jacobs France subsidiary.  The sale is part of the Company’s strategy to streamline our overall operational efficiency in regions that fit within our target markets and geographies.  The loss on the sale of our French subsidiary was $17.1 million, or $0.14 per diluted share.

          In addition to the 2015 Restructuring and the sale of our French subsidiary, the Company’s consolidated results of operations for fiscal 2016 also include a non-cash write-off on an equity investment of $10.4 million, or $0.09 per share.  The write off of the equity investment and the loss on sale of our French subsidiary are included in Loss on Disposal of Business and Investments on the Consolidated Statements of Earnings.

The following table summarizes the effects of the 2015 Restructuring and other events on the Company's consolidated results of operations for fiscal 2016  and fiscal 2015 (in thousands, except for earnings per share):

	Year Ended
	September 30, 2016
	U.S. GAAP	Effects of 2015 Restructuring and other items	Without 2015 Restructuring and other items
Selling, general and administrative	$1,429,233	$(187,630)	$1,241,603

Earnings Before Taxes	286,723	(229,317)	516,040
Income Tax Benefit (Expense)	(72,208)	66,225	(138,433)
Net earnings of the Group	214,515	(163,092)	377,607
Net Earnings Attributable to Noncontrolling Interests	(4,052)	—	(4,052)
Net earnings Attributable to Jacobs	$210,463	$(163,092)	$373,555
Diluted Earnings per share	$1.73	$(1.35)	$3.08

	Year Ended
	October 2, 2015
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Selling, general and administrative	$1,522,811	$(154,283)	$1,368,528

Earnings Before Taxes	$430,137	$(157,192)	$587,329
Income Tax Benefit (Expense)	(101,255)	49,278	(150,533)
Net earnings of the Group	328,882	(107,914)	436,796
Net Earnings Attributable to Noncontrolling Interests	(25,911)	—	(25,911)
Net earnings Attributable to Jacobs	$302,971	$(107,914)	$410,885
Diluted Earnings per share	$2.40	$(0.86)	$3.26

    The 2015 Inter-company Debt Refinancing

During the third quarter of fiscal 2015, the Company completed the refinancing of certain international inter-company debt (the "2015 Inter-company Debt Refinancing"). The 2015 Inter-company Debt Refinancing resulted in a one-time tax benefit of $23.1 million, or $0.18 per share.

    2016 Overview

The Company's GAAP net earnings for fiscal 2016 decreased by $92.5 million, or 30.5%, when compared to fiscal 2015. The Company’s results for fiscal 2016 when compared to the prior year were negatively impacted by the 2015 Restructuring, the loss on sale of our French subsidiary of $17.1 million, and the non-cash write-off on an equity investment of $10.4 million mentioned above.  Excluding the effects of the 2015 Restructuring and these other events, the Company's adjusted net earnings for fiscal 2016 decreased by $37.3 million, or 9.1%, compared to the prior year.

Also influencing the comparability of the Company’s fiscal 2016 consolidated results to fiscal 2015 were (i) a $0.09 per diluted share tax benefit related to an international tax matter recorded in first quarter of fiscal 2016;  (ii) a $0.03 net benefit per diluted share benefit related to several items, including the release of a foreign tax reserve and a one-time benefit in noncontrolling interests relating to certain work performed by one of our partially owned subsidiaries; partially off-set by the impact of a customer bankruptcy and a litigation settlement in the second quarter of fiscal 2016; (iii) a one-time tax related and other items of $4.1 million, or $0.03 per share in the fourth quarter of fiscal 2016; and (iv) a one-time tax benefit of $23.1 million, or $0.18 per share related to the 2015 Inter-company Debt Refinancing recorded in the second quarter of fiscal 2015.

Backlog at September 30, 2016 was $18.8 billion, and is essentially flat year over year. Backlog remains near record levels despite the negative effects on backlog stemming from the effects of foreign exchange rate changes.  New prospects and new sales remain strong and the Company continues to have a positive outlook for many of the industry groups and markets in which our clients operate.

During fiscal 2016, the Company repurchased and retired 3.4 million shares of its common stock under its share repurchase program. Total cash spent for the shares repurchased during fiscal 2016 was $152.5 million. As of October 2, 2015, the Company exhausted the $500 million approved by the Board of Directors on August 19, 2014. On July 23, 2015, the Board of Directors approved another program to purchase an additional $500 million of the Company's common stock over the next three years.  At the end of fiscal 2016, $347.5 million remained available under the current plan.

    Business Combinations Completed Between Fiscal 2014 and Fiscal 2016

During fiscal year 2016, the Company acquired J.L. Patterson & Associates and The Van Dyke Technology Group, Inc. These acquisitions were not material to the Company’s consolidated results for fiscal 2016.

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

Consistent with other business combinations we have completed in the past, we began integrating businesses we acquired last year into our existing operations almost immediately after each business was acquired. Accordingly, it is not practicable to provide complete financial information for fiscal 2016 on a stand-alone basis for any of the businesses we acquired last year.

    Results of Operations

During the second quarter of fiscal 2016, we reorganized our operating and reporting structure around four lines of business (“LOB”).  This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities.  The four global LOBs are: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial, which are the Company’s reportable segments. Previously, the Company operated its business as a single segment.

   Reconciliation of Segment Operating Profit to Total Operating Profit

The following table reconciles segment operating profit to total operating profit by including certain corporate-level items (in thousands).

	2016	2015	2014
Segment Operating Profit	$586,328	$615,549	$600,815
Unallocated corporate items	(60,100)	(15,739)	20,583
Restructuring Charges	(187,630)	(154,283)	(93,330)
Total Operating Profit	$338,598	$445,527	$528,068

Included in “unallocated corporate items” in the above table are costs and expenses, which relate to general corporate activities as well as corporate-managed benefit and insurance programs.  Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of the Company’s cash and equity incentive plans relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of purchased business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans.  In addition, “unallocated corporate items” includes adjustments to contract margins (both positive and negative) associated with projects where it has been determined, in the opinion of management, that such adjustments are not indicative of the performance of the related LOB and therefore should not be attributed to the LOB.

    Segment Operating Results

In evaluating the Company’s performance by operating segment, the Chief Operating Decision Maker reviews various metrics and statistical data for each LOB but focuses primarily on revenues and operating profit.  As discussed above, segment operating profit includes not only local SG&A expenses but also the SG&A expenses of the Company’s support groups that have been allocated to the segments.  In addition, the Company allocates portions of the Company’s cash and equity incentive plans to the LOBs.  The revenues of certain LOBs are more affected by pass-through revenues than other LOBs.  The methods for recognizing revenue, incentive fees, project losses, and change orders are consistent among the LOBs.

Aerospace & Technology

	2016	2015	2014
Revenue	$2,657,433	$2,924,753	$2,306,453
Operating Profit	203,808	205,368	139,684

Aerospace & Technology revenues for the fiscal year ended September 30, 2016  decreased $267.3 million, or 9.1%, to $2.7 billion from $2.9 billion in fiscal 2015.  The decrease was due in part to some of our U.S. government customers’ shift to a small-business preference in contract awards, which was partially mitigated by stronger revenues in our U.K. nuclear and defense markets.

Aerospace & Technology revenues for the year ended October 2, 2015 increased $618.3 million, or 26.8%, to $2.9 billion from $2.3 billion in fiscal 2014.  The increase was primarily due to the FNS acquisition completed during the fourth quarter of fiscal 2014.

Operating profit for the year ended September 30, 2016  decreased $1.6 million, or 0.8% to $203.8 million from $205.4 million in fiscal 2015.   The slight decrease in operating profit was due to lower volumes in fiscal 2016 described above but was mostly mitigated by improving our performance on fixed price contracts.  Operating margin for fiscal 2016, improved to 7.7%, compared to 7.0%, respectively, in fiscal 2015.  The improvement in operating margin was due to additional fees on our nuclear work for the U.K. government, the replacement of lower margin work with higher margin contracts and our continued focus on overall profitability.

Operating profit for the year ended October 2, 2015 increased $65.7 million, or 47.0% to $205.4 million from $139.7 million, in fiscal 2014. The increase in operating profit was due primarily to the acquisition described above and an increase in nuclear and defense work in the U.K.  As a result, operating margin for the year ended October 2, 2015, improved to 7.0%, compared to 6.1%, in fiscal 2014.

Buildings & Infrastructure

	2016	2015	2014
Revenue	$2,253,512	$2,458,379	$2,705,197
Operating Profit	174,648	145,299	164,439

Buildings & Infrastructure revenues for the year ended September 30, 2016 decreased $204.9 million, or 8.3%, to $2.3 billion from $2.5 billion in fiscal 2015.  The decrease was primarily due to reduced U.S. and U.K. client spending in certain markets during fiscal 2016.

Buildings & Infrastructure revenues for the year ended October 2, 2015 decreased $246.8 million, or 9.1%, to $2.5 billion from $2.7 billion in fiscal 2014.  The decrease was primarily due to the decline in our Energy and Power business in the Asia Pacific region.

Operating profit for the year ended September 30, 2016  increased $29.3 million, or 20.2%, from $145.3 million in fiscal 2015 to $174.6 million.    Proactive cost control and restructuring efforts contributed to the increase in operating profit for fiscal 2016 as compared to the corresponding period last year.  As a result, operating margin for fiscal 2016 improved to 7.8%, compared to 5.9%, in fiscal 2015.

Operating profit for the year ended October 2, 2015 decreased $19.1 million, or 11.6% to $145.3 million from $164.4 million in fiscal 2014.  The decrease in operating profit was due to the decline in energy and power business.  As a result, operating margin for the year ended October 2, 2015, declined to 5.9%, compared to 6.1%, in fiscal 2014.

Industrial

	2016	2015	2014
Revenue	$2,793,713	$2,517,571	$2,956,391
Operating Profit	81,268	126,531	134,230

Industrial revenues for the year ended September 30, 2016 increased $276.1 million, or 11.0%, to $2.8 billion from $2.5 billion in fiscal 2015.  The increase was primarily due to new Life Sciences projects offset by a decline in the Mining & Minerals business due to weak market conditions.

Industrial revenues for the year ended October 2, 2015 decreased $438.8 million, or 14.8%, to $2.5 billion from $3.0 billion in fiscal 2014.  The decrease was primarily due to a decline in the Mining & Minerals and Field Services business due to weak market conditions.

Operating profit for the year ended September 30, 2016 decreased $45.3 million, or 35.8% to $81.3 million from $126.5 million, in fiscal 2015.   The decrease was due to the decline in the Mining & Minerals business and was caused primarily by a negotiated settlement of a project claim that occurred in the second quarter of fiscal 2015 combined with the negative effects of a litigation settlement affecting the second quarter of fiscal 2016 and a customer bankruptcy. These decreases were offset in part by the increases in the Life Sciences market and benefits associated with the 2015 Restructuring. Although driven by discrete items in each of the periods presented, the change in operating profit was negative.  As a result, operating margin for fiscal 2016 declined to 2.9% from 5.0% for the corresponding period last year.

Operating profit for the year ended October 2, 2015 decreased $7.7 million, or 5.7% to $126.5 million from $134.2 million, in fiscal 2014.   The decrease in operating profit was due to the decline in the Mining & Minerals business driven by lower revenues as a result of weak market conditions.  Operating margin for the year ended October 2, 2015 increased to 5.0%, compared to 4.5%, in fiscal 2014.  The decrease in operating margin was driven primarily by a better project mix in the Specialty Chemical & Manufacturing markets and lower pass through revenue in Field Services.

Petroleum & Chemicals

	2016	2015	2014
Revenue	$3,259,499	$4,214,129	$4,727,116
Operating Profit	126,604	138,351	162,462

Petroleum & Chemicals revenues for the year ended September 30, 2016 decreased  $954.6 million, or 22.7%, to $3.3 billion from $4.2 billion in fiscal 2015.  Petroleum & Chemicals revenues for the year ended October 2, 2015 decreased $513.0 million, or 10.9%, to $4.2 billion from $4.7 billion in fiscal 2014.  The decrease in both comparable annual periods was primarily due to lower business volume in the Oil & Gas market sector and to a lesser extent the Refining market sector, particularly in the Middle East and North America, as weak oil prices have significantly impacted client capital spending and delayed the pace of new contract awards.

Operating profit for the year ended September 30, 2016 decreased $11.7 million, or 8.5%, to $126.6 million from $138.4 million in fiscal 2015. The decrease in operating profit was due to lower volume in the Oil and Gas and Refining market sectors offset in part by significant savings from restructuring efforts and LOB structure efficiencies. A continued strong focus on cost reductions has partially mitigated the volume reduction impact on operating profit.   As a result, operating margin for the year ended September 30, 2016 increased to 3.9% from 3.3% in fiscal 2015.

Operating profit for the year ended October 2, 2015 decreased $24.1 million, or 14.8% to $138.4 million from $162.5 million, in fiscal 2014.   The decrease in operating profit was due to lower business volume partially offset by restructuring actions to lower the LOB cost structure.  As a result, operating margin for the year ended October 2, 2015, declined to 3.3%, compared to 3.4% in fiscal 2014.

Consolidated Results

Fiscal 2016 Compared to Fiscal 2015

Direct costs of contracts decreased $1.0 billion, or 9.4%, from $10.1 billion during fiscal 2015 to $9.2 billion during fiscal 2016. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in connection with providing the services required by client projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects, where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.  The decrease in direct costs of contracts between fiscal years 2015 and 2016 is primarily a result of the general decline in our business.

Pass-through costs decreased $112.7 million, or 4.3%, from $2.6 billion during fiscal 2015 to $2.5 billion for fiscal 2016. In general, pass-through costs are more significant on projects that have a higher content of field services activities.

Pass-through costs are generally incurred at a specific point in the lifecycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects, which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts, can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts were 83.9% for fiscal 2016, compared to 83.8% for fiscal 2015. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally speaking, the more procurement we do on behalf of our clients (i.e., where we purchase equipment and materials for use on projects, and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit. The ratio of direct costs of contracts to revenues was flat over the prior year period.  The Company experienced a slight decrease in margins in fiscal 2016 when compared to fiscal 2015.

Selling, general, and administrative ("SG&A") expenses for fiscal 2016 decreased by $93.6 million, or 6%, to $1.43 billion, compared to $1.52 billion for fiscal 2015. The decrease in SG&A expenses was primarily due to higher SG&A savings associated with the 2015 Restructuring.  Excluding the effects of the 2015 Restructuring in both fiscal 2016 and 2015, adjusted SG&A expenses for fiscal 2016 decreased $126.9 million, or 9%, to $1.24 billion from $1.37 billion in fiscal 2015.

Net interest expense for fiscal 2016 decreased $4.8 million to $7.4 million from $12.2 million in fiscal 2015. Included in net interest expense for fiscal 2016 was a reversal of $2.7 million of accrued interest expense related to the statute expiration of a foreign tax reserve.  Interest expense for fiscal 2016 was also lower when compared to the same period last year due to lower debt levels.

Loss on disposal of business and investments for fiscal 2016  increased by $38.5 million to $41.4 million from $2.9 million in fiscal 2015.  The increase is due to the previously discussed loss on the sale of our French subsidiary of $24.4 million, and a non-cash write-off on an equity investment of $17.0 million.

Miscellaneous expense for fiscal 2016 increased $2.8 million to $3.1 million from $0.2 million in fiscal 2015.  The increase over the prior year period was primarily due to realized exchange rate losses.  Included in miscellaneous expense for fiscal 2016 was a reversal of $5.1 million of accrued penalties related to the statute expiration of a foreign tax reserve.

The Company's effective income tax rate for fiscal 2016 increased to 25.2% from 23.5% in fiscal 2015. Contributing to the increase in the effective tax rate when compared to the prior year is the absence of a $23.1 million nonrecurring benefit related to a foreign currency loss in 2015.  Also contributing to the increase is an $8.9 million charge related to the revaluation of deferred tax assets due to a statutory tax rate change in the United Kingdom.  Offsetting the fiscal 2016 effective tax rate increases was a $11.2 million benefit related to a valuation allowance release, a $6.9 million benefit due to a prior period adjustment to income taxes payable and a $8.7 million benefit recorded upon the filing of a US amended tax return to claim additional foreign tax credits and Internal Revenue Code section 179D benefit for the design of energy efficient buildings.

Fiscal 2015 Compared to Fiscal 2014

The Company's GAAP net earnings for fiscal 2015 decreased by $25.1 million, or 7.6%, compared to fiscal 2014. Included in net earnings for fiscal 2015 is the one-time tax benefit of $23.1 million, or $0.18 per share, related to the 2015 Inter-company Debt Refinancing.

The Company's results for fiscal 2015 when compared to the prior year were positively impacted by (i) the SKM acquisition, which is included for all of fiscal 2015 compared to approximately nine and a half  months in fiscal 2014 and, to a lesser degree, (ii) the other acquisitions completed during fiscal 2014. Also influencing the comparability of the Company's fiscal 2015 results of operations to fiscal 2014 were the 2015 Restructuring and the 2014 Events below:

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

Revenues decreased $580.3 million, or 4.6%, from $12.7 billion for fiscal 2014 to $12.1 billion for fiscal 2015.  Revenues for fiscal year 2015 include a negative impact of $561.0 million related to the strengthening of the U.S. Dollar.

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

Net interest expense for fiscal 2015 increased $10.5 million to $12.2 million from $1.7 million in fiscal 2014. Included in net interest expense for fiscal 2014 was the reversal of $4.1 million of accrued interest expense recorded in connection with income tax liabilities relating to certain contested international tax matters, which were favorably resolved during the first quarter of fiscal 2014.

The Company’s consolidated effective income tax rate was 25.2% for fiscal 2016, compared to 23.5% in fiscal 2015. Contributing to the increase in the effective tax rate when compared to the prior year is the absence of a $23.1 million nonrecurring benefit related to foreign currency loss in 2015.  The fiscal 2016 effective tax rate is lower than the statutory rate due to an $11.2 million benefit related to a valuation allowance release, a $6.9 million benefit due to a prior period adjustment to income taxes payable and an $8.7 million benefit recorded upon the filing of a US amended tax return to claim additional foreign tax credits and an IRC section 179D benefit for the design of energy efficient buildings.  Offsetting the current year benefits was an $8.9 million expense charge related to the revaluation of deferred tax assets due to a statutory tax rate change in the United Kingdom.

Contractual Obligations

The following table sets forth certain information about our contractual obligations as of September 30, 2016 (in thousands):

		Payments Due by Fiscal Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$387,751	$2,421	$385,330		$—
Operating leases (a)	832,469	144,326	241,143	169,615	277,385
Obligations under defined benefit pension plans (b)	402,955	20,016	42,466	45,931	294,542
Obligations under nonqualified deferred compensation plans (c)	141,065	18,814	39,916	43,174	39,161
Purchase obligations (d)	1,122,071	1,122,071	—	—	—
Interest (e)	19,388	5,750	11,287	2,351	—
Total	$2,905,699	$1,313,398	$720,142	$261,071	$611,088

(a)

Assumes the Company will make the end of lease term residual value guarantee payment of $62.4 million in 2025 with respect to the lease of an office building in Houston, Texas. Please refer to Note 11— Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

(b)

Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2017, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of September 30, 2016. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(c)

Assumes that future payments will be consistent with amounts paid in fiscal 2016, allowing for certain growth. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of September 30, 2016.

(d)	Represents those liabilities estimated to be under firm contractual commitments as of September 30, 2016; primarily accounts payable and accrued payroll.
(e)

Determined based on borrowings outstanding at the end of fiscal 2016 using the interest rates in effect at that time and, for our outstanding long term debt, concluding with the expiration date of the 2014 Facility, as defined below.

Backlog Information

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. We include in backlog the entire value of contracts at the time the contracts are awarded to us or when we have otherwise been authorized by the client to proceed with the services required by the contracts. With respect to O&M contracts, however, we include in backlog the amount of revenues we expect to receive for only one succeeding year, regardless of the remaining life of the contract. For national government programs (other than U.S. federal O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, excluding option periods. In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination.  In addition, it is not unusual for clients to change the scope of services required by the contract over the life of the project. Accordingly, backlog can fluctuate from one reporting period to the next due to the timing of when new contracts are added to backlog and when the contract revenue is recognized in our consolidated financial statements. Many of our contracts require us to provide services that span over a number of fiscal quarters (and sometimes over fiscal years).

Please refer to Item 1A— Risk Factors, above, for a discussion of other factors that may cause backlog to ultimately convert into revenues at different amounts.

The following table summarizes our backlog for each of the last three fiscal years (in millions):

Backlog:	2016	2015	2014
Aerospace & Technology	$5,109,973	$4,880,775	$4,998,844
Buildings & Infrastructure	5,033,539	4,723,034	4,532,085
Industrial	3,106,575	3,650,520	2,471,867
Petroleum & Chemicals	$5,510,442	$5,552,241	6,377,561
Total	$18,760,529	$18,806,570	$18,380,357

Our backlog at September 30, 2016  decreased by $46 million, or 0.2%, to $18.8 billion from $18.8 billion at October 2, 2015. The decrease in backlog from October 2, 2015 to September 30, 2016 was due primarily to new awards from clients operating in the Chemicals and Pharmaceuticals industries, offset in part by an approximate $182.6 million reduction due to foreign exchange.

Backlog in the Aerospace & Technology LOB at September 30, 2016 was $ 5.11 billion, up $ 229.2 million, or $180.4 million after the effect of exchange rate changes when compared to the backlog at October 2, 2015.  The year-over-year increase in backlog was primarily from an increase in new awards from the U.S. federal government.

Backlog in the Buildings & Infrastructure LOB at September 30, 2016 was $5.03 billion, up $310.5 million, or $217.6 million after the effect of exchange rate changes when compared to the backlog at October 2, 2015.  The year-over-year increase in backlog was primarily from new awards in the U.S. Buildings and Infrastructure market.

Backlog in the Industrial LOB at September 30, 2016 was $3.11 billion, down $543.9 million, or $449.5 million after the effect of exchange rate changes when compared to the backlog at October 2, 2015.  The year-over-year decrease in backlog was primarily related to a lower level of field services awards.

Backlog in the Petroleum & Chemicals LOB at September 30, 2016 was $5.51 billion, down $41.8 million, or $5.3 million after the effect of exchange rate changes when compared to the backlog at October 2, 2015.  The year-over-year decrease in backlog was primarily related to weak oil process affecting our customers’ capital spend.

Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $4.8 billion (or 25.4% of total backlog), $4.6 billion (or 23.9% of total backlog), and $3.9 billion (or 22.9% of total backlog) at September 30, 2016, October 2, 2015, and September 26, 2014, respectively. Most of our federal contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).

We estimate that approximately $7.7 billion, or 41.28%, of total backlog at September 30, 2016 will be realized as revenues within the next fiscal year.

Effects of Inflation

The effects of inflation on our business is discussed in Item 1A— Risk Factors, and is incorporated herein by reference.

Liquidity and Capital Resources

At September 30, 2016, our primary sources of liquidity consisted of $655.7 million of cash and cash equivalents and $1.21 billion of available borrowing capacity under our $1.6 billion revolving credit facility (the "2014 Facility").

Additional information regarding the 2014 Facility is set forth in Note 6 - Borrowings in Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K. We finance as much of our operations and growth as possible through cash generated by our operations.

During fiscal 2016, our cash and cash equivalents increased by $194.9 million from $460.9 million at October 2, 2015 to $655.7 million at September 30, 2016. This compares to a net decrease in cash and cash equivalents of $271.8 million during fiscal 2015. During fiscal 2016, we experienced net cash inflows of $680.2 million from operating activities offset by outflows of $317.0 million from financing activities, $139.6 million from investing activities, and $28.7 million from the effects of exchange rate changes.

Operations provided net cash of $680.2 million during fiscal 2016. This compares to net cash inflows of $484.6 million and $721.7 million during fiscal 2015 and 2014, respectively. The $195.6 million increase in cash provided by operations in fiscal 2016 as compared to fiscal 2015 was due primarily to a $373.1 million favorable change in the Company's working capital accounts, partially offset by a $ 114.4 million decrease in net earnings attributable to the Group.

Because such a high percentage of our revenues are earned on cost-plus type contracts, and due to the significance of revenues relating to pass-through costs, most of the costs we incur are included in invoices we send to clients. Although we continually monitor our accounts receivable, we manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, accounts payable, and billings in excess of cost. Accounts payable consists of obligations to third parties relating primarily to costs incurred for projects, which are generally billable to clients. Accounts receivable consist of billings to our clients — a substantial portion of which is for project-related costs. Billings in excess of cost consist of billings to and payments from our clients for costs yet to be incurred.

This relationship between revenues and costs, and between receivables and payables is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $373.1 million increase in cash flows relating to our working capital accounts during fiscal 2016 is indicative of our building momentum to become more effective in our working capital performance.

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

We used $139.6 million of cash and cash equivalents for investing activities during fiscal 2016. This compares to $96.1 million and $1.5 billion during fiscal 2015 and 2014, respectively. The increase in investing activities in fiscal 2016 when compared to fiscal 2015 was primarily the result of two small acquisitions in fiscal 2016 and the cash used in the sale of Jacobs France subsidiary.   The acquisition activity in fiscal 2014 was primarily related to the Company's acquisition of SKM for $1.2 billion ($1.1 billion net of cash acquired).

Additions to property and equipment totaled $67.7 million, $88.4 million, and $132.1 million for fiscal years 2016, 2015, and 2014, respectively. Included in fiscal 2015 and 2014 activity are significant expenditures for leasehold improvements relating primarily to the consolidation of certain office space, expansion of office space and relocations of certain office space, all occurring in a number of locations.

Our financing activities resulted in net cash outflow of $317.0 million during fiscal 2016 as compared to net cash outflow of $553.3 million and net cash inflow of $304.9 million during fiscal 2015 and 2014, respectively. The $236.3 million in incremental cash inflow during fiscal 2016 as compared to the previous year was due primarily to a $269.8 million decrease in cash used to repurchased shares of Company common stock (discussed in further detail in Part II, Item 5 of this Annual Report on Form 10-K).  The $858.2 million in incremental cash outflows during fiscal 2015 as compared to fiscal 2014 was due primarily to a $502.7 million increase in cash used to pay-off long-term debt during fiscal 2015, combined with a $343.9 million increase in cash used to repurchase shares of Company common stock

The Company had $655.7 million of cash and short-term equivalents at September 30, 2016. Of this amount, approximately $149.2 million was held in the U.S. and $506.5 million was held outside of the U.S., primarily in Canada, the U.K., and the Eurozone. Other than the tax cost of repatriating funds held outside the U.S. to the U.S. (see Note 10— Income

Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no impediments to repatriating these funds to the U.S.

The total amount utilized under the 2014 Facility at September 30, 2016 was $387.8 million ($385.3 million in the form of direct borrowings and $2.5 million utilized in the form of letters of credit). Please refer to Note 6— Borrowings of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional information regarding the 2014 Facility.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, support the existing share repurchase authorization, and service our debt for the next twelve months.  We had $655.7 million in cash and cash equivalents at September 30, 2016, compared to $460.9 million at October 2, 2015. Our consolidated working capital position at September 30, 2016 was $1.08 billion; a decrease of $59.7 million from October 2, 2015.

Additionally, there was $1.21 billion of borrowing capacity available at September 30, 2016 under the 2014 Facility. We believe that the remaining capacity, terms and conditions of the 2014 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements.

The Company had $256.0 million of letters of credit outstanding at September 30, 2016. Of this amount, $2.5 million were issued under the 2014 Facility and $253.5 million were issued under separate, committed and uncommitted letter-of-credit facilities.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the form of guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off-balance sheet arrangements are not reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that are material to investors. See Note 11 – Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

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

In May 2014, the FASB issued ASU No. 2014-09— Revenue from Contracts with Customers. The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and perceived weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide information that is more useful and simplify the preparation of financial statements. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. The Company has completed its initial assessment of the new standard and is in the process of developing a plan to assess its contracts with customers.  The Company currently intends to adopt the new standard using the Modified Retrospective application.  This standard could have a significant impact on the Company’s Consolidated Financial Statements and an administrative impact on its operations.  The Company will further assess the impact through its implementation program.

In February 2016, the FASB issued ASU 2016-02— Leases. ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the impact of the new guidance on its consolidated financial statements. This standard could have a significant impact on the Company’s

Consolidated Financial Statements and an administrative impact on its operations.  The Company will further assess the impact through its implementation program.

In March 2016, the FASB issued ASU 2016-09— Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period for which financial statements have not been issued or made available for issuance. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the impact of the new guidance on its consolidated financial statements and does not expect it to have a material impact.

During the second quarter of fiscal 2016, the Company adopted the provisions of ASU 2015-17— Balance Sheet Classification of Deferred Taxes on a retrospective basis for all periods presented.  ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As a result of the Company’s adoption of ASU 2015-17 in the second quarter of fiscal 2016, the current deferred taxes and noncurrent deferred tax assets included in miscellaneous noncurrent assets on the October 2, 2015 Consolidated Balance Sheet were reclassified to noncurrent deferred taxes, which increased noncurrent deferred tax assets by $160.3 million and decreased miscellaneous noncurrent assets by $213.8 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2016, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were functioning effectively as of the Evaluation Date to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting as of the Evaluation Date were effective. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which appears later in this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of the Company’s control system reflects the fact that there are resource constraints, and that the benefits of such control systems must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is set forth under the captions “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers, is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

Code of Ethics

We have adopted a code of ethics for our chief executive, chief financial, and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors and corporate governance guidelines. The full text of the codes of ethics and corporate governance guidelines is available at our website at www.jacobs.com. In the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefor on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Jacobs Engineering Group Inc., 1999 Bryan Street, Suite 1200, Dallas, Texas 75201, Attention: Corporate Secretary.

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

The information required by this Item is set forth under the captions “The Board of Directors and its Committees - Compensation of Directors for Fiscal 2016,” “The Board of Directors and its Committees - Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of September 30, 2016:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders (a)	3,577,512	$45.70	7,552,708
Equity compensation plans not approved by shareholders	—	—	—
Total	3,577,512	$45.70	7,552,708

(a)

The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (the “1989 ESPP”), and the Global Employee Stock Purchase Plan (the “GESPP”). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occur monthly. Our shareholders have authorized a total of 27.8 million shares of common stock to be issued through the 1989 ESPP and the GESPP. From the inception of the 1989 ESPP and the GESPP through September 30, 2016, a total of 27.2 million shares have been issued, leaving 0.6 million shares of common stock available for future issuance at that date.

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

(a) Documents filed as part of this report:

(1)

The Company’s Consolidated Financial Statements at September 30, 2016 and October 2, 2015and for each of the three years in the period ended September 30, 2016, October 2, 2015 and September 26, 2014 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

(2)

Financial statement schedules – no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)	See Exhibit Index below.

(b) Exhibit Index:

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

10.48#	Separation Agreement with Santo Rizzuto dated October 16, 2015. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 22, 2015 and incorporated herein by reference.

10.49#	Separation Agreement with Cora Carmody, effective September 15, 2015. Filed as Exhibit 10.49 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.50#

Jacobs Engineering Group Inc. Management Incentive Plan, as Amended and Restated, effective November 19, 2015.  Filed as Exhibit 10.50 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.51#

Form of Restricted Stock Agreement (awarded pursuant to the 1999 Stock Incentive Plan).  Filed as Exhibit 10.51 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.52#

Form of Restricted Stock Unit Agreement (awarded pursuant to the 1999 Stock Incentive Plan).  Filed as Exhibit 10.52 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.53#

Form of Restricted Stock Unit Agreement (Performance Shares - Earnings Per Share Growth).  Filed as Exhibit 10.53 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.54#	Form of Restricted Stock Unit Agreement (Performance Shares - TSR). Filed as Exhibit 10.54 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.55#	Form of Restricted Stock Unit Agreement (Cash Settled Non-US Employees). Filed as Exhibit 10.55 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.56#	Form of Nonqualified Stock Option Agreement (1999 Stock Incentive Plan). Filed as Exhibit 10.56 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.
10.57#

Form of Restricted Stock Unit Award Agreement (awarded pursuant to the 1999 Outside Directors Stock Plan).  Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2016 and incorporated herein by reference.

10.58#

Form of Stock Option Award Agreement (awarded pursuant to the 1999 Outside Directors Stock Plan).  Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2016 and incorporated herein by reference.

10.59#

Retirement Agreement with Phillip J. Stassi dated June 1, 2016.  Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2016 and incorporated herein by reference.

10.60#	Offer letter with William Benton Allen, Jr.. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 14, 2016 and incorporated herein by reference.
†10.61#	Offer letter with Robert V. Pragada, dated January 28, 2016.

†21.	List of Subsidiaries of Jacobs Engineering Group Inc.

†23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†95.	Mine Safety Disclosure.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Being filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.
Dated:	November 22, 2016	By:	/S/ Steven J. Demetriou
Steven J. Demetriou
President, Chief Executive Officer, and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Steven J. Demetriou	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 22, 2016
Steven J. Demetriou
/S/ Joseph R. Bronson	Director	November 22, 2016
Joseph R. Bronson
/S/ John F. Coyne	Director	November 22, 2016
John F. Coyne
/S/ Juan Jose Suarez Coppel	Director	November 22, 2016
Juan Jose Suarez Coppel
/S/ Robert C. Davidson, Jr.	Director	November 22, 2016
Robert C. Davidson, Jr.
/S/ Ralph E. Eberhart	Director	November 22, 2016
Ralph E. Eberhart
/S/ Dawne S. Hickton	Director	November 22, 2016
Dawne S. Hickton
/S/ Linda Fayne Levinson	Director	November 22, 2016
Linda Fayne Levinson
Director
Peter J. Robertson
/S/ Christopher M.T. Thompson	Director	November 22, 2016
Christopher M.T. Thompson
/S/ Noel G. Watson	Director	November 22, 2016
Noel G. Watson
/S/ Kevin C. Berryman	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 22, 2016
Kevin C. Berryman
/S/ William B. Allen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 22, 2016
William B. Allen

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 30, 2016

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

At September 30, 2016 and October 2, 2015

	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$655,716	$460,859
Receivables	2,115,663	2,548,743
Prepaid expenses and other current assets	93,091	113,076
Total current assets	2,864,470	3,122,678
Property, Equipment, and Improvements, Net	319,673	381,238
Other Noncurrent Assets:
Goodwill	3,079,628	3,048,778
Intangibles	336,922	353,419
Miscellaneous	759,329	879,813
Total other noncurrent assets	4,175,879	4,282,010
	$7,360,022	$7,785,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$2,421	$13,364
Accounts payable	522,427	566,866
Accrued liabilities	938,378	1,090,985
Billings in excess of costs	319,460	309,951
Total current liabilities	1,782,686	1,981,166
Long-term Debt	385,330	584,434
Other Deferred Liabilities	861,824	863,868
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—120,950,899 shares and 123,152,966 shares, respectively	120,951	123,153
Additional paid-in capital	1,168,272	1,137,144
Retained earnings	3,586,647	3,496,212
Accumulated other comprehensive loss	(610,594)	(464,764)
Total Jacobs stockholders’ equity	4,265,276	4,291,745
Noncontrolling interests	64,906	64,713
Total Group stockholders’ equity	4,330,182	4,356,458
	$7,360,022	$7,785,926

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Fiscal Years Ended September 30, 2016,  October 2, 2015, and September 26, 2014

(In thousands, except per share information )

	2016	2015	2014
Revenues	$10,964,157	$12,114,832	$12,695,157
Costs and Expenses:
Direct costs of contracts	(9,196,326)	(10,146,494)	(10,621,373)
Selling, general and administrative expenses	(1,429,233)	(1,522,811)	(1,545,716)
Operating Profit	338,598	445,527	528,068
Other (Expense) Income:
Interest income	7,848	7,262	9,693
Interest expense	(15,260)	(19,503)	(11,437)
Loss on disposal of business and investments	(41,410)	(2,909)	—
Gain on sale of intellectual property, net	—	—	12,147
Miscellaneous income (expense), net	(3,053)	(240)	3,695
Total other income (expense), net	(51,875)	(15,390)	14,098
Earnings Before Taxes	286,723	430,137	542,166
Income Tax Expense	(72,208)	(101,255)	(190,054)
Net Earnings of the Group	214,515	328,882	352,112
Net Earnings Attributable to Noncontrolling Interests	(4,052)	(25,911)	(24,004)
Net Earnings Attributable to Jacobs	$210,463	$302,971	$328,108
Net Earnings Per Share:
Basic	$1.75	$2.42	$2.51
Diluted	$1.73	$2.40	$2.48

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended September 30, 2016,  October 2, 2015, and September 26, 2014

(In thousands)

	2016	2015	2014
Net Earnings of the Group	$214,515	$328,882	$352,112
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(46,515)	(136,168)	(33,316)
Change in pension liability	(111,488)	33,208	(15,303)
Gains (losses) on cash flow hedges	(1,403)	2,949	1,022
Other Comprehensive Income (Loss) Before Income Taxes	(159,406)	(100,011)	(47,597)
Income Tax Benefit (Expense):
Foreign currency translation adjustments	—	—	3,250
Change in pension liability	13,303	(438)	(14,562)
Gains (losses) on cash flow hedges	273	(766)	(513)
Income Tax Benefit (Expense)	13,576	(1,204)	(11,825)
Net Other Comprehensive Income (Loss)	(145,830)	(101,215)	(59,422)
Net Comprehensive Income of the Group	68,685	227,667	292,690
Net Comprehensive Income Attributable to Noncontrolling Interests	(4,052)	(25,911)	(24,004)
Total Comprehensive Income	$64,633	$201,756	$268,686

See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net income during the period

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended September 30, 2016,  October 2, 2015, and September 26, 2014

(In thousands)

				Accumulated	Total		Total
				Other Comp-	Jacobs		Group
		Additional		rehensive	Stock-	Non-	Stock-
	Common	Paid-in	Retained	Income	holders’	controlling	holders’
	Stock	Capital	Earnings	(Loss)	Equity	Interests	Equity
Balances at September 27, 2013	131,639	1,084,624	3,300,961	(304,127)	4,213,097	35,238	4,248,335
Net earnings	—	—	328,108	—	328,108	24,004	352,112
Foreign currency translation adjustments, net of deferred tax benefit of $3,250	—	—	—	(30,066)	(30,066)	—	(30,066)
Pension liability, net of deferred tax expense of $14,562	—	—	—	(29,865)	(29,865)	—	(29,865)
Gain on derivatives, net of deferred tax expense of $513	—	—	—	509	509	—	509
Noncontrolling interest acquired / consolidated	—	4,779	(15,704)	—	(10,925)	(17,724)	(28,649)
Distributions to noncontrolling interests	—	—	(968)	—	(968)	(5,113)	(6,081)
Issuances of equity securities, net of deferred tax expense of $1,264	2,254	114,953	—	—	117,207	—	117,207
Repurchases of equity securities	(2,140)	(30,498)	(85,204)	—	(117,842)	—	(117,842)
Balances at September 26, 2014	131,753	1,173,858	3,527,193	(363,549)	4,469,255	36,405	4,505,660
Net earnings	—	—	302,971	—	302,971	25,911	328,882
Foreign currency translation adjustments	—	—	—	(136,168)	(136,168)	—	(136,168)
Pension liability, net of deferred tax expense of $438	—	—	—	32,770	32,770	—	32,770
Gain on derivatives, net of deferred tax expense of $766	—	—	—	2,183	2,183	—	2,183
Noncontrolling interest acquired / consolidated	—	—	(9,709)	—	(9,709)	9,627	(82)
Distributions to noncontrolling interests	—	—	—	—	—	(7,230)	(7,230)
Issuances of equity securities, net of deferred tax expense of $10,332	1,590	80,801	—	—	82,391	—	82,391
Repurchases of equity securities	(10,190)	(117,515)	(324,243)	—	(451,948)	—	(451,948)
Balances at October 2, 2015	123,153	1,137,144	3,496,212	(464,764)	4,291,745	64,713	4,356,458
Net earnings	—	—	210,463	—	210,463	4,052	214,515
Foreign currency translation adjustments	—	—	—	(46,516)	(46,516)	—	(46,516)
Pension liability, net of deferred tax income of $13,303	—	—	—	(98,185)	(98,185)	—	(98,185)
Gain on derivatives, net of deferred tax income of $274	—	—	—	(1,129)	(1,129)	—	(1,129)
Noncontrolling interest acquired / consolidated	—	(127)	—	—	(127)	(1,150)	(1,277)
Distributions to noncontrolling interests	—	—	(3,146)	—	(3,146)	(2,709)	(5,855)
Issuances of equity securities, net of deferred tax expense of $3,382	1,351	72,055	—	—	73,406	—	73,406
Repurchases of equity securities	(3,553)	(40,800)	(116,882)	—	(161,235)	—	(161,235)
Balances at September 30, 2016	$120,951	$1,168,272	$3,586,647	$(610,594)	$4,265,276	$64,906	$4,330,182

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended September 30, 2016,  October 2, 2015, and September 26, 2014

(In thousands)

	2016	2015	2014
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$214,515	$328,882	$352,112
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	82,363	99,924	98,592
Intangible assets	47,608	49,368	46,820
Loss on sales of investments	17,049	—	—
Loss on sales of business	24,361	2,909	—
Gain on sale of certain intellectual property	—	—	(12,147)
Stock based compensation	32,370	41,412	43,400
Tax benefit (deficiency) from stock based compensation	(377)	(1,237)	1,344
Equity in earnings of operating ventures, net	(11,892)	5,483	(8,394)
Change in pension plan obligations	(9,380)	(5,980)	(37,218)
Change in deferred compensation plans	576	(3,229)	(7,062)
Losses (gains) on disposals of assets, net	10,680	30,985	(4,668)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	397,268	172,958	107,944
Prepaid expenses and other current assets	17,906	6,644	(7,217)
Accounts payable	(44,214)	(28,943)	108,241
Accrued liabilities	(71,930)	(120,847)	(2,172)
Billings in excess of costs	33,347	(52,441)	29,833
Income taxes	(4,586)	(22,685)	(17,373)
Deferred income taxes	(27,407)	(31,177)	30,799
Other deferred liabilities	(28,801)	(15,759)	3,725
Deferred gain on synthetic lease transaction	—	23,343	—
Change in long-term receivables	—	—	2,828
Long-term insurance prepayment	—	—	(17,411)
Other, net	717	4,962	9,740
Net cash provided by operating activities	680,173	484,572	721,716
Cash Flows from Investing Activities:
Additions to property and equipment	(67,688)	(88,404)	(132,146)
Disposals of property and equipment	10,479	369	10,414
Purchases of intangibles	(10,027)	—	—
Purchases of investments	(3,403)	—	(25,137)
Sales of investments	—	13	58
Sale of intellectual property	—	—	12,371
Acquisitions of businesses, net of cash acquired	(49,943)	(8,101)	(1,384,342)
Sales of business	(19,039)	—	—
Net cash used for investing activities	(139,621)	(96,123)	(1,518,782)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,649,653	1,768,639	819,681
Repayments of long-term borrowings	(1,840,789)	(1,907,109)	(455,426)
Proceeds from short-term borrowings	3,040	362,433	207,876
Repayments of short-term borrowings	(14,042)	(382,190)	(226,091)
Proceeds from issuances of common stock	43,140	33,222	44,704
Common stock repurchases	(152,550)	(422,316)	(78,399)
Tax benefit (deficiency) from stock based compensation	377	1,237	(1,344)
Dividends paid to noncontrolling interests	(5,855)	(7,230)	(6,081)
Net cash provided by (used for) financing activities	(317,026)	(553,314)	304,920
Effect of Exchange Rate Changes	(28,669)	(106,923)	(31,612)
Net Increase (Decrease) in Cash and Cash Equivalents	194,857	(271,788)	(523,758)
Cash and Cash Equivalents at Beginning of Period	460,859	732,647	1,256,405
Cash and Cash Equivalents at End of Period	$655,716	$460,859	$732,647

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

	2016	2015	2014
Cost-reimbursable	82%	83%	83%
Fixed-price	18%	17%	17%

Basis of Presentation, Definition of Fiscal Year, and Other Matters

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and include the accounts of Jacobs Engineering Group Inc. and its subsidiaries and affiliates which it controls. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on the Friday closest to September 30 (determined on the basis of the number of workdays) and, accordingly, an additional week of activity is added every five -to- six years.  Fiscal 2015 included an extra week of activity.

During the second quarter of fiscal 2016, we reorganized our operating and reporting structure around four lines of business (“LOB”).  This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities.  The four global LOBs are: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial. Previously, the Company operated its business as a single segment.  For a further discussion of our segment information, please refer to Note 15-Segment Information.

Please refer to Note 17— Definitions for the definitions of certain terms used in the accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements.

2. Significant Accounting Policies

Revenue Accounting for Contracts and Use of Joint Ventures

In general, we recognize revenues at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by comparing contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For multiple contracts with a single customer we account for each contract separately. We also recognize as revenues, costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue and the amount of such additional revenue can be reliably estimated.

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

The following table sets forth pass-through costs included in revenues for each of the last three fiscal years (in millions):

2016	2015	2014
$2,489.9	$2,602.6	$2,954.9

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures and consortiums. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. Very few of our joint ventures have employees. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. Rarely do they, in and of themselves, present any risk of loss to us or to our partners separate from those that we would carry if we were performing the contract on our own. Under U.S. GAAP, our share of profits and losses associated with the contracts held by the joint ventures, if and when they occur, has always been reflected in our Consolidated Financial Statements.

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

Fair Value Measurements

The net carrying amounts of cash and cash equivalents, trade receivables and payables, and notes payable approximate Fair Value due to the short-term nature of these instruments. Similarly, we believe the carrying value of long-term debt also approximates Fair Value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. Certain other assets and liabilities, such as forward contracts and an interest rate swap agreement we purchased as cash-flow hedges discussed in Note 11 — Commitments and Contingencies and Derivative Financial Instruments are required to be carried in our Consolidated Financial Statements at Fair Value.

The Fair Value of the Company’s reporting units (used for purposes of determining whether there is an indication of possible impairment of the carrying value of goodwill) is determined using both an income approach and a market approach. Both approaches require us to make certain estimates and judgments. Under the income approach, Fair Value is determined by using the discounted cash flows of our reporting units. Under the market approach, the Fair Values of our reporting units are determined by reference to guideline companies that are reasonably comparable to our reporting units; the Fair Values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of Fair Values indicated. The range of values (both ends of the range) for each reporting unit exceeded the respective book values by over 28% to 90%.

With respect to equity-based compensation (i.e., share-based payments), we estimate the Fair Value of stock options granted to employees and directors using the Black-Scholes option-pricing model. Like all option-pricing models, the Black-Scholes model requires the use of subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause different Fair Values to be assigned to our stock option awards. For restricted stock units containing service and market conditions, compensation expense is based on the Fair Value of such units using a Monte Carlo simulation.

The Fair Values of the assets owned by the various pension plans that the Company sponsors are determined based on the type of asset, consistent with U.S. GAAP. Equity securities are valued by using market observable data such as quoted prices. Publicly traded corporate equity securities are valued at the last reported sale price on the last business day of the year. Securities not traded on the last business day are valued at the last reported bid price. Debt securities are valued at the last reported sale price on the last business day applicable. Real estate consists primarily of common or collective trusts, with underlying investments in real estate. These investments are valued using the best information available, including quoted market price, market prices for similar assets when available, internal cash flow estimates discounted at an appropriate interest rate, or independent appraisals, as appropriate. Insurance contracts, investments in infrastructure/raw goods, and hedge funds are valued using actuarial assumptions and values reported by the fund managers.

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

Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 30, 2016 and October 2, 2015 consisted primarily of money market mutual funds and overnight bank deposits.

Receivables and Billings in Excess of Costs

Receivables include billed receivables, unbilled receivables, and retentions receivable. Billed receivables represent amounts invoiced to clients in accordance with the terms of our client contracts. They are recorded in our financial statements when they are issued. Unbilled receivables and retentions receivable represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next fiscal year.

Certain contracts allow us to issue invoices to clients in advance of providing services. Billings in excess of costs represent billings to, and cash collected from, clients in advance of work performed. We anticipate that substantially all such amounts will be earned over the next twelve months.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the Fair Value of the net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized; instead, we test goodwill and intangible assets with indefinite lives for possible impairment. We conduct such tests annually (or more frequently if events occur or circumstances change that would more likely than not reduce the Fair Values of our reporting units below their respective carrying values).

In the second quarter of fiscal 2016, we reorganized of our operations around four global lines of business. The four global lines, which represent our reporting units are: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial.   Previously, the Company had two reporting units, “Europe” and “Non-Europe”

In conjunction with the aforementioned reorganization, we performed a quantitative impairment test and we allocated goodwill among our new reporting units based on the relative fair value of the new reporting units. As a result, during the second quarter of fiscal 2016, we performed a quantitative assessment of goodwill for each of the Company’s reporting units (both immediately before and after the reorganization). Based on this quantitative assessment, the fair value of each of the reporting units (pre and post reorganization) exceeded their respective net book values, and accordingly no impairment charge was recorded as a result of the reorganization.

In performing the Company’s annual impairment test as of the end of the third quarter of fiscal 2016 the Company performed a qualitative assessment, and determined that it was more likely than not that the fair value of its reporting units exceeded their carrying amounts. As a result, the Company did not proceed to a quantitative impairment assessment.

 We have determined that the fair value of our reporting units substantially exceeded their respective carrying values for the Consolidated Balance Sheets presented.

The Company had $3.0 billion of Goodwill at October 2, 2015.  The following table presents the components of our Goodwill at September 30, 2016 by Reporting Unit (in thousands):

2016
Aerospace & Technology	$988,274
Buildings & Infrastructure	792,561
Industrial	591,757
Petroleum & Chemicals	707,036
Total Goodwill	$3,079,628

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides certain information related to the Company’s acquired intangible assets for each of the fiscal years presented (in thousands):

	Customer Relationships, Contracts, and Backlog	Developed Technology	Trade Names	Patents	Other	Total
Balances, September 27, 2013	195,527	18,911	2,179	-	1,287	217,904
Acquisitions	249,164	—	15,049	—	—	264,213
Amortization	(37,737)	(1,533)	(3,251)	-	(693)	(43,214)
Foreign currency translation	1,087	—	171	-	31	1,289
Balances, September 26, 2014	408,041	17,378	14,148	-	625	440,192
Acquisitions	(4,315)	—	(1,292)	—	300	(5,307)
Amortization	(39,967)	(1,533)	(4,172)	-	(277)	(45,949)
Foreign currency translation	(34,418)	—	(1,085)	-	(14)	(35,517)
Balances, October 2, 2015	329,341	15,845	7,599	-	634	353,419
Acquisitions	7,286	—	859	10,027	-	18,172
Amortization	(38,595)	(1,534)	(3,819)	-	(454)	(44,402)
Foreign currency translation	9,605	—	147	-	(19)	9,733
Balances, September 30, 2016	307,637	14,311	4,786	10,027	161	336,922
Weighted Average Amortization Period (years)	8.4	9.3	5	25	3.2	8.9

The weighted average amortization period includes the effects of foreign currency translation.

The above table excludes the values assigned to those intangible assets embedded in the Company’s equity method investment in AWE Management Ltd. (“AWE”) and Guimar Engenharia LTDA ("Guimar"). Those amounts are included in the carrying value of the Company’s investment in AWE and Guimar. The amount of amortization expense we estimate we will record during each of the next five fiscal years relating to intangible assets existing at September 30, 2016, including those associated with AWE and Guimar, is: fiscal 2017 - $44.5 million; fiscal 2018 - $44.6 million; fiscal 2019 - $43.2 million; fiscal 2020 - $41.1 million; and fiscal 2021 - $37.7 million. The amounts reported for future amortization include the effect of exchange rate changes.

Foreign Currencies

In preparing our Consolidated Financial Statements, it is necessary to translate the financial statements of our subsidiaries operating outside the U.S., which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In accordance with U.S. GAAP, revenues and expenses of operations outside the U.S. are translated into U.S. dollars using weighted-average exchange rates for the applicable periods being translated while the assets and liabilities of operations outside the U.S. are generally translated into U.S. dollars using period-end exchange rates. The net effect of foreign currency translation adjustments is included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.

Share-Based Payments

We measure the value of services received from employees and directors in exchange for an award of an equity instrument based on the grant-date Fair Value of the award. The computed value is recognized as a non-cash cost on a straight-line basis over the period the individual provides services, which is typically the vesting period of the award with the exception of awards containing an internal performance measure which is recognized on a straight-line basis over the vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned. The cost of these awards is recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Earnings.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our stock-based compensation expense for the various types of awards made by the Company for each of the fiscal years presented (in thousands):

Award Type	2016	2015	2014
Restricted Stock and Restricted Stock Units (excluding Market and Performance Awards)	$21,156	$20,779	$17,307
Stock Options	7,165	10,683	10,829
Market and Performance Awards	4,049	9,950	15,264
Total Expense	$32,370	$41,412	$43,400

The Company has two incentive plans whereby eligible employees and directors of Jacobs may be granted stock options, restricted stock, and/or restricted stock units.

Stock Options —Substantially all of the stock options granted during the year were awarded on the same date for all employees and directors (although the date is different for employees and directors). The following table presents the assumptions used in the Black-Scholes option-pricing model during each of the last three fiscal years for awards made to employees and directors:

	Awards Made to Employees			Awards Made to Directors
	2016	2015	2014	2016	2015	2014
Dividend yield	—%	—%	—%	—%	—%	—%
Expected volatility	27.77%	27.00%	34.25%	29.21%	29.28%	35.30%
Risk-free interest rate	1.82%	1.67%	1.79%	1.44%	1.63%	1.76%
Expected term of options (in years)	5.82	5.82	5.82	5.82	5.82	5.82

Market and Performance Awards — The Company granted restricted stock units containing service, performance, and market conditions. The PSUs are earned over a three-year performance period if the specified performance metrics are met.  During fiscal year 2014, the performance-based restricted stock unit award is split equally between Relative TSR Restricted Stock Units and Net Earnings Growth Restricted Stock Units. During fiscal year 2015, the Company only granted Net Earnings Growth Restricted Stock Units.  For fiscal 2016, half of the PSUs granted were Relative TSR Restricted Stock Units and the other half of the PSUs were EPS Based Restricted Stock Units.

The number of Relative TSR Restricted Stock Units in which the employee may ultimately vest shall be equal to the Relative TSR grant multiplied by the TSR Performance Multiplier. The TSR Performance Multiplier will be determined by comparing the Company's total stockholder return to the total stockholder return of each of the companies in a specified industry peer group over the three year period immediately following the award date. For purposes of computing total stockholder return, the beginning stock price will be the average closing stock price over the 30 calendar day period ending on the award date ("Performance Period"), and the ending stock price will be the average closing price over the 30 calendar day period ending on the last day of the Performance Period. Any dividend payments made over the Performance Period will be deemed re-invested on the ex-dividend date in additional shares of the related Company.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of the TSR restricted stock units awarded during the year are awarded on the same date. The following table presents the assumptions used to value the TSR Restricted Stock Units:

	2016	2015	2014
Dividend yield	—%	—%	—%
Expected volatility	25.06%	—%	24.77%
Risk-free interest rate	1.21%	—%	0.80%
Expected term (in years)	3	-	3

2013 Awards

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

2014 and 2015 Awards

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

Unless stated otherwise, the Net Earnings Growth Restricted Stock Units awards are valued based on the closing price of the Company's common stock as reported in the NYSE Composite Price History on their respective grant dates.

2016 Awards

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the EPS Based Awards issued in fiscal 2016, the number of restricted stock units to be issued on the maturity date of November 19, 2018 is based on the Company’s EPS growth over fiscal 2016, 2017 and 2018. The number of restricted stock units to be issued equals the sum of: (i) an amount, not less than zero, equal to one-third of the target number of restricted stock units multiplied by an EPS Performance Multiplier for that period determined based upon the growth in the Company’s EPS (“EPS Growth Rate”) from fiscal 2015 to fiscal 2016; (ii) an amount, not less than zero, equal to two-thirds of the target number of restricted stock units multiplied by an EPS Performance Multiplier determined based upon the Compound Annual EPS Growth Rate for fiscal 2017 as compared to fiscal 2015, minus the amount of shares earned pursuant to clause (i); and (iii) an amount, not less than zero, equal to the target number of restricted stock units multiplied by an EPS Performance Multiplier determined based upon the Compound Annual EPS Growth Rate for fiscal 2018 as compared to fiscal 2015, minus the amount of shares earned pursuant to clauses (i) and (ii).

The “Compound Annual EPS Growth Rate” for purposes of clauses (ii) and (iii) above means the EPS Growth Rate, which when multiplied twice times fiscal 2015 EPS (in the case of clause (ii)) or three times fiscal 2015 EPS (in the case of clause (iii)) results in a number equal to actual fiscal 2017 EPS and fiscal 2018 EPS, respectively. The “EPS Performance Multiplier” is determined by reference to the following table based upon the Company’s EPS Growth Rate or Compound Annual EPS Growth Rate over the relevant fiscal periods. The Compensation Committee set these metrics based on the Company’s plan at the start of the fiscal year.

EPS Growth Rate or Compound Annual EPS Growth Rate	EPS Performance Multiplier
Less than 4%	—%
4%	50%
7.5%	100%
15%	150%
20% or greater	200%

If the EPS Growth Rate or Compound Annual EPS Growth Rate falls between 4% and 7.5%, 7.5% and 15%, or 15% and 20%, the EPS Performance Multiplier will be determined using linear interpolation based on the actual growth in EPS.

Unless stated otherwise, the EPS Based Restricted Stock Units awards are valued based on the closing price of the Company's common stock as reported in the NYSE Composite Price History on their respective grant dates.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Pensions — We use certain assumptions and estimates in order to calculate periodic pension cost and the value of the assets and liabilities of our pension plans. These assumptions involve discount rates, investment returns, and projected salary increases, among others. Changes in the actuarial assumptions may have a material effect on the plans’ liabilities and the projected pension expense.

Accounting for Income Taxes — We determine our consolidated income tax expense using the asset and liability method prescribed by U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Such deferred tax assets and liabilities are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. If and when we determine that a deferred tax asset will not be realized for its full amount, we will recognize and record a valuation allowance with a corresponding charge to earnings. Judgment is required in determining our worldwide provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S.

Contractual Guarantees, Litigation, Investigations, and Insurance — In the normal course of business we are subject to certain contractual guarantees and litigation. We record in the Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation, and insurance claims. We perform an analysis to determine the level of reserves to establish for both insurance-related claims that are known and have been asserted against us as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our Consolidated Statements of Earnings. In addition, as a contractor providing services to various agencies of the U.S. federal government, we are subject to many levels of audits, investigations, and claims by, or on behalf of, the U.S. federal government with respect to contract performance, pricing, costs, cost allocations, and procurement practices. We adjust revenues based upon the amounts we expect to realize considering the effects of any client audits or governmental investigations.

Accounting for Business Combinations — U.S. GAAP requires that the purchase price paid for business combinations accounted for using the acquisition method be allocated to the assets and liabilities acquired based on their respective Fair Values. Determining the Fair Value of contract assets and liabilities acquired often requires estimates and judgments regarding, among other things, the estimated cost to complete such contracts. The Company must also make certain estimates and judgments relating to other assets and liabilities acquired as well as any identifiable intangible assets acquired.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09— Revenue from Contracts with Customers. The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and perceived weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide information that is more useful and simplify the preparation of financial statements. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also approved changes allowing for early adoption of the standard as of the original effective date. The Company has completed its initial assessment of the new standard and is in the process of developing a plan to assess its contracts with customers.  The Company currently intends to adopt the new standard using

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Modified Retrospective application.  This standard could have a significant impact on the Company’s Consolidated Financial Statements and an administrative impact on its operations.  The Company will further assess the impact through its implementation program.

In February 2016, the FASB issued ASU 2016-02— Leases. ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the impact of the new guidance on its consolidated financial statements. This standard could have a significant impact on the Company’s Consolidated Financial Statements and an administrative impact on its operations.  The Company will further assess the impact through its implementation program.

In March 2016, the FASB issued ASU 2016-09— Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period for which financial statements have not been issued or made available for issuance. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the impact of the new guidance on its consolidated financial statements and does not expect it to have a material impact.

During the second quarter of fiscal 2016, the Company adopted the provisions of ASU 2015-17— Balance Sheet Classification of Deferred Taxes on a retrospective basis for all periods presented.  ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As a result of the Company’s adoption of ASU 2015-17 in the second quarter of fiscal 2016, the current deferred taxes and noncurrent deferred tax assets included in miscellaneous noncurrent assets on the October 2, 2015 Consolidated Balance Sheet were reclassified to noncurrent deferred taxes, which increased noncurrent deferred tax assets by $160.3 million and decreased miscellaneous noncurrent assets by $213.8 million.

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

	2016	2015	2014
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$23,631,241	$28,621,800	$30,354,723
Under the GESPP	2,660,067	3,535,479	3,314,046
Total	$26,291,308	$32,157,279	$33,668,769
Aggregate Number of Shares Sold:
Under the 1989 ESPP	$564,461	$696,853	$553,201
Under the GESPP	63,196	84,361	59,883
Total	$627,657	$781,214	$613,084

At September 30, 2016, there remains 599,506 shares reserved for issuance under the 1989 ESPP and 64,628 shares reserved for issuance under the GESPP.

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

	1999 SIP	1999 ODSP	Total
Number of shares authorized	29,850,000	1,100,000	30,950,000
Number of remaining shares reserved for issuance at September 30, 2016	10,532,310	597,910	11,130,220
Number of shares relating to outstanding stock options at September 30, 2016	3,299,137	278,375	3,577,512
Number of shares available for future awards:
At September 30, 2016	7,233,173	319,535	7,552,708
At October 2, 2015	7,103,759	41,125	7,144,884

Effective September 28, 2012, all grants of shares under the 1999 SIP are issued on a fungible basis.  An award other than an option or SAR are granted on a 1.92-to-1.00 basis (“Fungible”). An award of an option or SAR are granted on a 1-to-1 basis (“Not Fungible”).

The following table presents the Fair Value of shares (of restricted stock and restricted stock units) vested during each of the last three fiscal years (in thousands):

	2016	2015	2014
Restricted Stock and Restricted Stock Units (service condition)	$17,481	$18,568	$6,820
Restricted Stock Units (service, market, and performance conditions at target)	4,336	11,264	18,675
Total	$21,817	$29,832	$25,495

The following table presents the Company’s total pre-tax compensation cost relating to share-based payments included in the accompanying Consolidated Statements of Earnings (in thousands):

2016	2015	2014
$32,370	$41,412	$43,400

At September 30, 2016, the amount of compensation cost relating to nonvested awards not yet recognized in the financial statements is approximately $85.4 million. The majority of the unrecognized compensation costs will be recognized by the third quarter of fiscal 2019. The weighted average remaining contractual term of options currently exercisable is 5.4 years.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The following table summarizes the stock option activity for each of the last three fiscal years:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at September 27, 2013	4,606,212	$52.33
Granted	602,525	$53.51
Exercised	(718,065)	$47.18
Cancelled or expired	(269,525)	$54.46
Outstanding at September 26, 2014	4,221,147	$53.23
Granted	614,759	$43.56
Exercised	(34,000)	$31.54
Cancelled or expired	(729,199)	$86.15
Outstanding at October 2, 2015	4,072,707	$46.06
Granted	460,770	$42.17
Exercised	(412,416)	$40.88
Cancelled or expired	(543,549)	$49.13
Outstanding at September 30, 2016	3,577,512	$45.69

Stock options outstanding at September 30, 2016 consisted entirely of nonqualified stock options. The following table presents the total intrinsic value of stock options exercised during each of the last three fiscal years (in thousands):

2016	2015	2014
$4,149	$442	$9,590

The total intrinsic value of stock options exercisable at September 30, 2016 was approximately $17.9 million. The following table presents certain other information regarding our 1999 Plans:

	2016	2015	2014
At fiscal year end:
Range of exercise prices for options outstanding	$32.51–$80.63	$32.51–$80.63	$25.87–$94.11
Number of options exercisable	2,581,421	2,590,560	2,725,980
For the fiscal year:
Range of prices relating to options exercised	$36.88–$55.00	$25.87–$42.74	$20.98–$57.54
Estimated weighted average fair values of options granted	$12.80	$13.41	$19.04

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information regarding stock options outstanding, and stock options exercisable at September 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$32.51 - $37.03	337,875	5.51	37.00	337,875	37.00
$37.43 - $46.37	2,096,554	5.87	42.67	1,328,450	42.60
$47.11 - $55.53	1,059,633	6.11	52.84	853,071	52.68
$60.08 - $80.63	83,450	5.48	65.99	62,025	67.93
	3,577,512	5.90	45.69	2,581,421	45.81

The 1999 Plans allow participants to satisfy the exercise price of stock options by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity.

Restricted Stock

The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 SIP during each of the last three fiscal years:

	2016	2015	2014
Restricted stock	597,091	507,882	589,150
Restricted stock units (service condition)	183,131	126,635	287,545
Restricted stock units (service and performance conditions)	372,794	219,965	432,700

The amount of restricted stock units issued for awards with performance and market conditions in the above table are based on the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions described in Note 2 – Significant Accounting Policies.

The share amounts in the above tables reflect the Non-Fungible share counting of 1 share for each share of restricted stock and restricted stock unit issued.

The following table presents the number of shares of restricted stock and restricted stock units cancelled and withheld for taxes under the 1999 SIP during each of the last three fiscal years:

	2016	2015	2014
Restricted stock	512,903	326,480	147,221
Restricted stock units (service condition)	177,640	70,296	12,333
Restricted stock units (service and performance conditions)	275,933	194,116	52,000

The amount of restricted stock units cancelled for awards with market and performance conditions in the above table is based on the target amount.

The share amounts in the above tables reflect the Non-Fungible share counting of 1 share for each share of restricted stock and restricted stock unit issued.

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

The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 30, 2016 under the 1999 SIP. Shares granted prior to September 29, 2012 are not Fungible (granted on a 1-to-1 basis). Shares Granted after September 28, 2012 are Fungible (granted on a 1.92 -to-1.00 basis):

	Not Fungible	Fungible	Total
Restricted stock	245,150	1,444,927	1,690,077
Restricted stock units (service condition)	57,300	466,588	523,888
Restricted stock units (service and performance conditions at target)	—	721,934	721,934

The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 ODSP during each of the last three fiscal years:

	2016	2015	2014
Restricted stock units (service condition)	23,090	13,500	15,000

The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 30, 2016 under the 1999 ODSP:

2016
Restricted stock	34,000
Restricted stock units (service condition)	88,590

All shares granted under the 1999 ODSP are issued on a 1-to-1 basis.

4. Earnings Per Share

Basic and Diluted Earnings Per Share

The following table (i) reconciles the denominator used to compute Basic EPS to the denominator used to compute Diluted EPS for each of the last three fiscal years, and (ii) discloses the number of antidilutive stock options, shares of restricted stock, and restricted stock units outstanding at the end of each of the fiscal years indicated (in thousands):

	2016	2015	2014
Shares used to calculate EPS:
Weighted average shares outstanding (denominator used to compute basic EPS)	120,133	125,007	130,483
Diluted effect of stock options and restricted stock	1,350	1,103	1,888
Denominator used to compute diluted EPS	121,483	126,110	132,371
Antidilutive stock options and restricted stock	2,142	3,237	2,074

Share Repurchases

On July 23, 2015, the Board of Directors approved a share repurchase program up to $500 million of the Company's common stock over the ensuing three years (the "2015 Share Repurchase Program").  As authorized, share repurchases may be executed through various means including, without limitation, open market transactions, privately negotiated transactions

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or otherwise. The share repurchase program did not obligate the Company to purchase any shares, and expires on July 22, 2018.  The timing of shares repurchases may depend upon market conditions, other uses of capital, and other factors.

The following table summarizes the activity under this program during fiscal 2016 (in thousands, except per-share amounts):

Amount Authorized (in thousands)	Average Price Per Share (1)	Total Shares Retired (In thousands)	Shares Repurchased (In thousands) 2016
$500,000	$44.76	3,408	3,408

(1)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.

5.  Restructuring Charges

          During the second quarter of fiscal 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the “2015 Restructuring”).  The 2015 Restructuring was not completed in fiscal 2015, and actions related to the 2015 Restructuring continued throughout fiscal 2016.  Actions related to the 2015 Restructuring completed during fiscal 2015 and fiscal 2016 include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices.  We are not exiting any service types or client-end-markets in connection with the 2015 Restructuring.

      The majority of the costs of the 2015 Restructuring are included in SG&A expense in the Consolidated Statement of Earnings for the fiscal year ended September 30, 2016.  The following table summarizes the impact of the 2015 Restructuring on the Company’s reportable segments for the fiscal year ended September 30, 2016 (in thousands):

2016
Aerospace & Technology	5,835
Buildings & Infrastructure	23,378
Industrial	29,690
Petroleum & Chemicals	$87,188
Corporate	41,816
Total Restructuring Charges	$187,907

The Company’s accrual for the 2015 Restructuring as of October 2, 2015 was $102.2 million.  There were $187.9 million of charges and $137.9 million of payments during fiscal 2016.  The accrual balance was $152.2 million at September 30, 2016.

6. Borrowings

Short-Term Credit Arrangements

The Company maintains both committed and uncommitted credit arrangements with several banks providing for short-term borrowing capacity and overdraft protection. There were borrowings of $2.4 million outstanding under these short-term credit facilities at a weighted average interest rate of 4.38% at September 30, 2016, and there were borrowings of $13.4 million outstanding under these short-term credit facilities at October 2, 2015.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt

On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (the "2014 Facility") with a syndicate of large U.S. and international banks and financial institutions. The following table presents certain information regarding the Company’s long-term revolving credit facilities at September 30, 2016 and October 2, 2015 (dollars in thousands):

2016		2015
Principal Balance Outstanding	Range of Interest Rates	Principal Balance Outstanding	Range of Interest Rates
$385,330	1.0% – 1.65%	$584,434	1.0% – 1.51%

The total amount outstanding under the 2014 Facility in the form of direct borrowings at September 30, 2016 was $385.3 million. The Company issued $2.5 million in letters of credit leaving $1.21 billion of available borrowing capacity under the 2014 Facility at September 30, 2016. In addition, the Company had $253.5 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $256.0 million at September 30, 2016.

The 2014 Facility expires in February 2019 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the 2014 Facility will bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is issued. The 2014 Facility also provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion. The Company pays a facility fee of between 0.100% and 0.25% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at September 30, 2016.

The following table presents certain additional information regarding the Company’s long-term debt for the fiscal years shown:

	2016	2015
Maximum amount outstanding at any month-end during the fiscal year	$958,460	$1,006,899
Average amount outstanding during the year	$825,641	$943,258
Weighted average interest rate during the year	1.39%	1.28%

The following table presents the amount of interest paid by the Company during each of the last three fiscal years (in thousands):

2016	2015	2014
$13,282	$15,506	$13,841

7. Pension and Other Postretirement Benefit Plans

Company-Only Sponsored Plans

We sponsor various defined benefit pension plans covering employees of certain U.S. and international subsidiaries. The pension plans provide pension benefits that are based on the employee’s compensation and years of service. Our funding

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

policy is to fund the actuarially determined accrued benefits where applicable, allowing for projected compensation increases using the projected unit method.

The accounting for pension and other post-retirement benefit plans requires the use of assumptions and estimates in order to calculate periodic benefit cost and the value of the plans’ assets and benefit obligations.  These assumptions include discount rates, investment returns, and projected salary increases, among others.  The discount rates used in valuing the plans' benefit obligations were determined with reference to high quality corporate and government bonds that are appropriately matched to the duration of each plan's obligations.  The expected long-term rate of return on plan assets is generally based on using country-specific simulation models which select a single outcome for expected return based on the target asset allocation.  The expected long-term-rates of return used in the valuation are the annual average returns generated by these assumptions over a 20-year period for each asset class based on the expected long-term rate of return of the underlying assets.

The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) during each of the fiscal years presented (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
Net benefit obligation at the beginning of the year	$533,665	$495,788	$1,155,592	$1,196,520
Service cost	9,875	12,045	14,378	21,374
Interest cost	16,746	20,629	38,892	44,659
Participants’ contributions	1,847	2,743	2,255	4,402
Actuarial (gains)/losses	29,129	42,749	382,691	30,238
Benefits paid	(14,143)	(40,289)	(32,277)	(35,662)
Curtailments/settlements	(35,224)	—	(35,375)	(5,763)
Plan amendments	—	—	—	(1,612)
Transfers *	(356,231)	—	—	—
Effect of exchange rate changes	—	—	(162,374)	(98,564)
Net benefit obligation at the end of the year	$185,664	$533,665	$1,363,782	$1,155,592
* Pension plan transferred to a new service provider for the plan

The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) during each of the fiscal years presented (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
Fair value of plan assets at the beginning of the year	$379,907	$415,350	$896,298	$876,171
Actual return on plan assets	28,835	(1,754)	242,927	86,411
Employer contributions	10,213	3,857	23,217	39,326
Participants’ contributions	1,847	2,743	2,255	4,402
Gross benefits paid	(14,143)	(40,289)	(32,277)	(35,662)
Curtailments/settlements	(35,224)	—	(1,863)	(1,646)
Transfers*	(228,971)	—	—	—
Effect of exchange rate changes	—	—	(126,646)	(72,704)
Fair value of plan assets at the end of the year	$142,464	$379,907	$1,003,911	$896,298
* Pension plan transferred to a new service provider for the plan

During fiscal 2016 we also curtailed our U.K. and French pension plans.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at September 30, 2016 and October 2, 2015 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
Net benefit obligation at the end of the year	$185,664	$533,665	$1,363,782	$1,155,592
Fair value of plan assets at the end of the year	142,464	379,907	1,003,911	896,298
Under funded amount recognized at the end of the year	$43,200	$153,758	$359,871	$259,294

The following table presents the accumulated benefit obligation at September 30, 2016 and October 2, 2015 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
Accumulated benefit obligation at the end of the year	185,664	488,024	1,331,884	1,113,016

The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 30, 2016 and October 2, 2015 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
Prepaid benefit cost included in prepaid assets	$—	$—	$492	$4,054
Accrued benefit cost included in current liabilities	—	—	608	381
Accrued benefit cost included in noncurrent liabilities	43,200	153,758	359,755	262,967
Net amount recognized at the end of the year	$43,200	$153,758	$359,871	$259,294

In fiscal 2015 and through June 30, 2016, we were responsible for administering a U.S. pension plan for participating employees of which are assigned to, and worked exclusively on, a specific operating contract with the U.S. federal government. The costs of this pension plan were fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards.  Accordingly, included in “Miscellaneous Noncurrent Assets” in the accompanying Consolidated Balance Sheet at October 2, 2015 was a receivable from the U.S. federal government of approximately $115.5 million representing the underfunded amount for this pension plan.  As of June 30, 2016, we ceased performing on this operating contract, and, as such, we are no longer responsible for administering this pension plan. As a result of no longer administering the plan, we derecognized the plan benefit obligation and plan assets pertaining to the plan resulting in a decrease of plan benefit obligation by $356.2 million and plan assets by $229.0 million.

The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s U.S. plans for each fiscal year presented:

	2016	2015	2014
Weighted average discount rates	3.2%	3.9% to 4.0%	3.9% to 4.4%
Rates of compensation increases	—%	3.0%	2.95%
Return on Assets	7.4%	7.4%	7.70%

The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s non-U.S. pension plans for each fiscal year presented:

	2016	2015	2014
Weighted average discount rates	0.7% to 7.0%	1.6% to 7.8%	1.8% to 8.8%
Rates of compensation increases	2.5% to 7.5%	2.4% to 7.5%	2.6% to 7.5%
Expected long-term rates of return on assets	3.5% to 8.5%	3.5% to 8.5%	4.5% to 8.5%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain amounts relating to our U.S. pension plans recognized in accumulated other comprehensive loss at September 30, 2016, October 2, 2015 and September 26,  2014 (in thousands):

	2016	2015	2014
Arising during the period:
Net actuarial loss	$4,337	$12,237	$1,378
Reclassification adjustments:
Net actuarial gain	(2,312)	(2,347)	(2,255)
Total	$2,025	$9,890	$(877)

The following table presents certain amounts relating to our non-U.S. pension plans recognized in accumulated other comprehensive loss at September 30, 2016, October 2, 2015 and September 26,  2014(in thousands):

	2016	2015	2014
Arising during the period:
Net actuarial (gain) loss	$102,925	$(27,165)	$48,752
Prior service cost (benefit)	580	(1,512)	(1)
Total	103,505	(28,677)	48,751
Reclassification adjustments:
Net actuarial gain	(7,508)	(14,034)	(12,914)
Prior service benefit	163	51	(19)
Total	(7,345)	(13,983)	(12,933)
Total	$96,160	$(42,660)	$35,818

The following table presents certain amounts relating to our pension plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at September 30, 2016, and October 2, 2015 (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
Net actuarial loss	$61,483	$59,458	$304,345	$208,929
Prior service cost	—	—	(1,203)	(1,947)
Total	$61,483	$59,458	$303,142	$206,982

The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic benefit cost in fiscal 2017 based on 2016 exchange rates (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
Unrecognized net actuarial loss	$3,985	$10,676
Unrecognized prior service cost	—	(313)
Accumulated comprehensive loss to be recorded against earnings	$3,985	$10,363

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at September 30, 2016 and October 2, 2015 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Pension Plans		Non-U.S. Pension Pans
	2016	2015	2016	2015
Equity securities	71%	70%	25%	25%
Debt securities	20%	21%	32%	31%
Real estate investments	2%	3%	6%	7%
Other	7%	6%	37%	37%

The following table presents the Fair Value of the Company’s Domestic U.S. plan assets at September 30, 2016, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$85,494	$—	$85,494
Overseas equities	15,169	—	15,169
U.S. Domestic bonds	28,886	—	28,886
Cash and equivalents	3,723	—	3,723
Real estate	—	3,477	3,477
Hedge funds	—	5,715	5,715
Total	$133,272	$9,192	$142,464

The following table presents the Fair Value of the Company’s non-U.S. pension plan assets at September 30, 2016, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$31,972	$—	$31,972
Overseas equities	220,179	—	220,179
U.S. Domestic bonds	258,949	—	258,949
Overseas bonds	61,974	—	61,974
Cash and equivalents	63,182	—	63,182
Real estate	—	55,665	55,665
Insurance contracts	—	39,473	39,473
Hedge funds	—	272,517	272,517
Total	$636,256	$367,655	$1,003,911

The following table presents the Fair Value of the Company’s U.S. pension plan assets at October 2, 2015, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$225,362	$—	$225,362
Overseas equities	41,414	—	41,414
U.S. Domestic bonds	80,804	—	80,804
Cash and equivalents	6,041	—	6,041
Real estate	—	9,914	9,914
Hedge funds	—	16,372	16,372
Total	$353,621	$26,286	$379,907

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Fair Value of the Company’s non-U.S. pension plan assets at October 2, 2015, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$28,007	$—	$28,007
Overseas equities	198,309	—	198,309
U.S. Domestic bonds	203,266	—	203,266
Overseas bonds	71,545	—	71,545
Cash and equivalents	39,933	—	39,933
Real estate	—	61,996	61,996
Insurance contracts	—	32,522	32,522
Hedge funds	—	260,720	260,720
Total	$541,060	$355,238	$896,298

At September 30, 2016 and October 2, 2015, the Company holds no assets in the U.S. or non-U.S. pension plans that use Level 2 fair value measurement inputs.

The following table summarizes the changes in the Fair Value of the Company’s U.S. Pension Plans’ Level 3 assets for the year ended September 30, 2016 (in thousands):

	Real Estate	Hedge Funds
Balance, beginning of year	$9,914	$16,372
Purchases, sales, and settlements	(6,530)	(10,788)
Realized and unrealized gains (losses)	93	131
Balance, end of year	$3,477	$5,715

The following table summarizes the changes in the Fair Value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the year ended September 30, 2016 (in thousands):

	Real Estate	Insurance Contracts	Hedge Funds
Balance, beginning of year	$61,996	$32,522	$260,720
Purchases, sales, and settlements	(462)	(165)	(1,205)
Realized and unrealized gains	2,572	6,451	57,656
Effect of exchange rate changes	(8,441)	665	(44,654)
Balance, end of year	$55,665	$39,473	$272,517

The following table summarizes the changes in the Fair Value of the Company’s U.S. Pension Plans’ Level 3 assets for the year ended October 2, 2015 (in thousands):

	Real Estate	Hedge Funds
Balance, beginning of year	$-	$16,304
Purchases	10,616	—
Sales	—	68
Realized and unrealized losses	(702)	-
Balance, end of year	$9,914	$16,372

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the Fair Value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the year ended October 2, 2015 (in thousands):

	Real Estate	Insurance Contracts	Hedge Funds
Balance, beginning of year	$59,966	$37,468	$213,936
Purchases, sales, and settlements	1,271	526	4,760
Realized and unrealized gains	5,390	1,353	54,719
Effect of exchange rate changes	(4,631)	(6,825)	(12,695)
Balance, end of year	$61,996	$32,522	$260,720

The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2017 (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Pans
Anticipated cash contributions	—	$20,016

The following table presents the total benefit payments expected to be paid to pension plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Pans
2017	$11,589	$27,902
2018	11,916	29,627
2019	11,935	31,039
2020	12,009	30,416
2021	12,095	31,933
For the periods 2022 through 2026	59,090	194,569

The following table presents the components of net periodic benefit cost for the Company’s U.S. pension plans recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2016	2015	2014
Service cost	$9,875	$12,045	$12,077
Interest cost	16,746	20,629	22,041
Expected return on plan assets	(22,368)	(29,526)	(28,495)
Actuarial loss	7,512	3,756	3,608
Prior service cost	(176)	(239)	(103)
Net pension cost, before special items	11,589	6,665	9,128
Settlement loss	8,061	—	—
Total net periodic pension cost recognized	$19,650	$6,665	$9,128

The fiscal 2016 settlement loss included in the U.S. pension plan net periodic benefit cost table above related to the previously discussed transfer of a U.S. pension plan to a new service provider.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of net periodic benefit cost for the Company’s Non-U.S. pension plans recognized in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (in thousands):

	2016	2015	2014
Service cost	$14,378	$21,374	$25,374
Interest cost	38,892	44,659	54,208
Expected return on plan assets	(50,190)	(53,052)	(56,394)
Actuarial loss	9,092	17,398	15,993
Prior service cost	(260)	(96)	(28)
Net pension cost, before special items	11,912	30,283	39,153
Curtailments and settlements	(7,512)	255	(15,894)
Total net periodic pension cost recognized	$4,400	$30,538	$23,259

The fiscal 2016 settlement loss included in the Non-U.S. pension plan net periodic benefit cost table above related to the previously discussed sale of the Company’s French subsidiary.

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

The majority of the contributions the Company makes to multiemployer pension plans are outside the U.S. With respect to these multiemployer plans, the Company's liability to fund these plans is generally limited to the contributions we are required to make under collective bargaining agreements.

Based on our review of our multiemployer pension plans under the guidance provided in ASU 2011-09— Compensation-Retirement Benefits-Multiemployer Plans, we have concluded that none of the multiemployer pension plans into which we contribute are individually significant to our Consolidated Financial Statements.

The following table presents the Company’s contributions to these multiemployer plans during each of the last three fiscal years (in thousands):

	2016	2015	2014
Canada	$44,912	$42,575	$56,341
Europe	$8,771	$10,902	$12,693
United States	$5,058	$5,968	$4,485
Contributions to multiemployer pension plans	$58,741	$59,445	$73,519

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Comprehensive Income

The following table presents amounts reclassified from changes in pension liabilities in other comprehensive income to direct cost of contracts and selling, general and administrative expenses in the Company's Consolidated Statements of Earnings for the periods presented related to the Company's defined benefit pension plans (in thousands):

	2016	2015	2014
Amortization of Defined Benefit Items:
Actuarial losses	$(12,880)	$(21,153)	$(19,601)
Prior service cost	260	96	28
Total Before Income Tax	(12,620)	(21,057)	(19,573)
Income Tax Benefit	2,963	4,727	4,385
Total reclassifications after-tax	$(9,657)	$(16,330)	$(15,188)

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

2016	2015	2014
$89,966	$87,973	$88,951

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

2016	2015	2014
$5,792	$5,536	$5,321

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The following table presents the components of our consolidated income tax expense for each of the last three fiscal years (in thousands):

	2016	2015	2014
Current income tax expense:
Federal	$36,020	$72,840	$102,450
State	11,336	16,248	18,698
Foreign	52,259	43,344	38,107
Total current tax expense	99,615	132,432	159,255
Deferred income tax expense (benefit):
Federal	6,439	13,337	7,561
State	485	2,295	2,789
Foreign	(34,331)	(46,809)	20,449
Total deferred tax expense (benefit)	(27,407)	(31,177)	30,799
Consolidated income tax expense	$72,208	$101,255	$190,054

Deferred taxes reflect the tax effects of temporary differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes.  Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The following table presents the components of our net deferred tax assets at September 30, 2016 and October 2, 2015 (in thousands):

	2016	2015
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$77,834	$64,644
Other employee benefit plans	179,063	186,701
Net Operating Losses	139,125	134,467
Self-insurance programs	1,722	473
Contract revenues and costs	(8,177)	25,579
Deferred Rent	7,955	9,428
Restructuring	47,792	6,722
Other	9,933	6,370
Valuation Allowance	(41,684)	(60,320)
Gross deferred tax assets	413,563	374,064
Deferred tax liabilities:
Depreciation and amortization	(154,939)	(187,099)
Other, net	(1,555)	(3,994)
Gross deferred tax liabilities	(156,494)	(191,093)
Net deferred tax assets	$257,069	$182,971

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.  The valuation allowance at September 30, 2016 and October 2, 2015 was $41.7 million and $60.3 million, respectively.

Net operating loss carry forwards of foreign subsidiaries at September 30, 2016 and October 2, 2015 totaled $483.4 million and $455.1 million, respectively. If unused, foreign net operating losses of $26.1 million will expire between 2017 and 2036.  Net operating losses of $361.5 million can be carried forward indefinitely.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the income tax benefits realized from the exercise of nonqualified stock options and disqualifying dispositions of stock sold under our employee stock purchase plans during each of the last three fiscal years (in millions):

2016	2015	2014
$1.50	$0.20	$3.40

The following table reconciles total income tax expense using the statutory U.S. federal income tax rate to the consolidated income tax expense shown in the accompanying Consolidated Statements of Earnings for each of the last three fiscal years (dollars in thousands):

	2016	2015	2014
Statutory amount	$98,935	$141,479	$189,758
State taxes, net of the federal benefit	7,853	12,857	12,750
Tax differential on foreign earnings	11,337	(38,838)	11,991
Foreign Tax Credits	(44,018)	(21,313)	(20,802)
Uncertain Tax Positions	1,449	2,281	(9,847)
Other, net	(3,348)	4,789	6,204
Consolidated income tax expense	$72,208	$101,255	$190,054
Rates used to compute statutory amount	35.0%	35.0%	35.0%
Consolidated effective income tax rate	25.2%	23.5%	35.1%

The Company’s consolidated effective income tax rate was 25.2% for fiscal 2016, compared to 23.5% in fiscal 2015. Contributing to the increase in the effective tax rate when compared to the prior year is the absence of a $23.1 million nonrecurring benefit related to foreign currency loss in 2015.  The fiscal 2016 effective tax rate is lower than the statutory rate due to an $11.2 million benefit related to a valuation allowance release, a $6.9 million benefit from a prior period adjustment to income taxes payable, and an $8.7 million benefit recorded upon the filing of a US amended tax return to claim additional foreign tax credits and an U.S. Internal Revenue Code Section 179D benefit for the design of energy efficient buildings.  Offsetting the current year benefits was an $8.9 million expense charge related to the revaluation of deferred tax assets due to a statutory tax rate change in the United Kingdom.

The following table presents income tax payments made during each of the last three fiscal years (in millions):

2016	2015	2014
$116.30	$156.50	$173.60

The following table presents the components of our consolidated earnings before taxes for each of the last three fiscal years (in thousands):

	2016	2015	2014
United States earnings	$206,159	$283,504	$288,800
Foreign earnings	80,564	146,633	253,366
	$286,723	$430,137	$542,166

United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings have been permanently reinvested. At September 30, 2016, approximately $26.1 million of such undistributed earnings of certain foreign subsidiaries have been permanently reinvested. Should these earnings be repatriated, approximately $5.4 million of income taxes would be payable.

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties (i.e., not as part of income tax expense). The Company’s liability for gross unrecognized tax benefits was $44.2 million and $42.7 million at September 30, 2016 and October 2, 2015, respectively, all of which, if recognized, would affect the Company’s consolidated effective income tax rate. The Company had $36.4 million and $42.1 million in accrued interest and penalties at September 30, 2016 and October 2,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2015, respectively. The Company estimates that, within 12 months, $4.3 million of gross, primarily non-U.S. unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax. As of September 30, 2016, the Company’s U.S. federal income tax returns for tax years 2013 through 2016 remain subject to examination.

The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits for the years presented (in thousands):

	2016	2015	2014
Balance, beginning of year	42,666	41,923	51,770
Additions based on tax positions related to the current year	5,670	6,440	6,528
Additions for tax positions of prior years	367	—	—
Reductions for tax positions of prior years	(2,451)	(5,697)	(16,375)
Settlement	(2,085)	—	—
Balance, end of year	44,167	42,666	41,923

11. Commitments and Contingencies, and Derivative Financial Instruments

Commitments Under Operating Leases

We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $794,068 million at September 30, 2016, payable as follows (in thousands):

In fiscal years,
2017	$144,326
2018	129,837
2019	111,306
2020	91,827
2021	77,788
Thereafter	277,385
832,469
Amounts representing sublease income	(38,401)
$794,068

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

The following table presents rent expense and sublease income offsetting the Company’s rent expense during each of the last three fiscal years (in thousands):

	2016	2015	2014
Rent expense	$151,539	$175,067	$194,796
Sublease income	(7,212)	(5,275)	(6,102)
Net rent	$144,327	$169,792	$188,694

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company refinanced the synthetic lease agreement effective July 28, 2015 with a ten-year term. The new lease agreement continues to gives us the right to request an extension of the lease term. We may also assist the owner in selling the property at the end of the lease term, the proceeds from which would be used to reduce our residual value guarantee. The minimum lease payments required by the lease agreement is included in the above lease pay-out schedule. We have determined that the estimated Fair Value of the aforementioned financial guarantee was not significant at September 30, 2016.

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

Letters of Credit

Letters of credit outstanding at September 30, 2016 totaled $256.0 million. Of this amount, $2.5 million has been issued under the 2014 Facility and $253.5 million are issued under separate, committed and uncommitted letter-of-credit facilities.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 9, 2014, the Company received a Notice of Arbitration from Motiva Enterprises LLC (“Motiva”) alleging fraud and breach of fiduciary duty with respect to an expansion project at the Motiva, Port Arthur, Texas refinery. The arbitration relates to the professional services provided by Bechtel-Jacobs CEP Port Arthur Joint Venture (“BJJV”), a joint venture between Bechtel Corporation and Jacobs, in connection with that project. On March 1, 2016, Motiva submitted an amended Notice of Arbitration, asserting the same causes of actions in its original notice (fraud and breach of fiduciary duty) and alleged entitlement to monetary relief in excess of $8 billion of alleged actual damages,  punitive damages, attorneys' fees and interest. The non-appealable arbitration is pending in Houston, Texas before a panel utilizing the rules of the International Institute for Conflict Prevention and Resolution and an evidentiary hearing was conducted, which concluded on October 21, 2016.  Post-hearing briefing was requested by the arbitration panel and is expected to be submitted by late November 2016.  A decision is expected thereafter.   If BJJV is found liable, this matter could have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows, particularly in the short term. However, BJJV has denied liability and is vigorously defending these claims, and based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows.

On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”). The arbitration is pending in Singapore before the Singapore International Arbitration Centre. In March 2011, Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for the Nui Phao mine/mineral processing project in Vietnam. In the Notice of Arbitration and in a subsequently filed Statement of Claim and Supplementary Statement of Claim dated February 1, 2016 and February 26, 2016, respectively, NPMC asserts various causes of action and alleges that the quantum of its claim exceeds $167 million. Jacobs has denied liability and is vigorously defending this claim. A hearing on the merits has been set for November 2017. The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

On December 7, 2009, the Judicial Council of California, Administrative Office of the Courts (“AOC”) initiated an action in the San Francisco County Superior Court against Jacobs Facilities Inc. (“JFI”) and Jacobs Project Management (“JPM”).  On May 12, 2011, AOC filed an operative Second Amended Complaint, which added Jacobs as a defendant.  The action arises out of a contract between AOC and JFI pursuant to which JFI provided regular maintenance and repairs at certain AOC court facilities.

AOC alleged three causes of action: (i) breach of contract based on the expiration of JFI’s contractor’s license before JFI executed an assignment and assumption agreement to formally transfer the contract to JPM, a licensed entity; (ii) disgorgement of all fees AOC paid before the assignment and assumption agreement pursuant to California’s Contractors’ State License Law (“CSLL”); and (iii) breach of Jacobs’ parent guarantee agreement. JPM cross-claimed for unpaid sums for contract services that the licensed JPM had performed between August 2009 and November 2009.  A jury trial was held on the parties’ CSLL claims in April 2012 and, on May 2, 2012, the jury returned a special verdict in favor of the Jacobs entities finding, among other things, that JPM was owed approximately $4.7 million in unpaid fees and that JFI was not required to disgorge the approximate $18.3 million that AOC had paid for its work under the contract.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 20, 2015, the California Court of Appeal reversed the jury’s verdict, holding that JFI had violated the CSLL.  The Court of Appeal remanded to the San Francisco County Superior Court for an evidentiary hearing to determine whether the Jacobs’ entities had “substantially complied” with the CSLL under California Business and Professions Code Section 7031(e).  Establishing “substantial compliance” would prevent $18.3 million in disgorgement against Jacobs and permit Jacobs to recover $4.7 million in unpaid contract amounts. The evidentiary hearing on substantial compliance was conducted between July 18 and August 5, 2016.  On August 30, 2016, the California State Legislature amended the applicable substantial compliance provision of the CSLL.  On September 9, 2016, Jacobs filed a motion to apply the newly amended substantial compliance provision to the AOC contract.  AOC filed a response and agreed that the new statute “will apply” to the case “as of January 1, 2017,” the new law’s effective date.  The Court ordered the parties to submit proposed tentative statements of decision applying the newly amended and prior versions of substantial compliance in the alternative.  The parties submitted proposed tentative statements of decision on October 21, 2016.  A hearing regarding the parties’ proposed tentative statements of decision is scheduled for mid-December 2016.  In advance of that hearing, the Court issued a tentative ruling in favor of the Company but there is no assurance that the tentative decision will be the final ruling of the Court after it hears argument by the parties.

The Jacobs entities have contested, and will continue to vigorously contest, the AOC’s claims and will vigorously litigate JPM’s claim for unpaid sums.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

13. Common and Preferred Stock

Jacobs is authorized to issue two classes of capital stock designated “common stock” and “preferred stock” (each has a par value of $1.00 per share). The preferred stock may be issued in one or more series. The number of shares to be included in a series as well as each series’ designation, relative powers, dividend and other preferences, rights and qualifications, redemption provisions, and restrictions are to be fixed by the Board of Directors at the time each series is issued. Except as may be provided by the Board of Directors in a preferred stock designation, or otherwise provided for by statute, the holders of shares of common stock have the exclusive right to vote for the election of directors and on all other matters requiring stockholder action. The holders of shares of common stock are entitled to dividends if and when declared by the Board of Directors from whatever assets are legally available for that purpose.

14. Other Financial Information

Receivables

The following table presents the components of “Receivables” as shown in the accompanying Consolidated Balance Sheets at September 30, 2016 and October 2, 2015 as well as certain other related information (in thousands):

	2016	2015
Amounts billed, net	$1,110,042	$1,213,892
Unbilled receivables and other	937,552	1,252,509
Retentions receivable	68,069	82,342
Total receivables, net	$2,115,663	$2,548,743
Other information about receivables:
Amounts due from the United States federal government included above, net of advanced billings	$235,203	$327,157
Claims receivable	$26,061	$32,511

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Equipment, and Improvements, Net

The following table presents the components of our property, equipment, and improvements, net at September 30, 2016 and October 2, 2015 (in thousands):

	2016	2015
Land	$16,680	$23,757
Buildings	91,194	97,597
Equipment	531,539	592,491
Leasehold improvements	221,437	259,544
Construction in progress	36,764	17,229
	897,614	990,618
Accumulated depreciation and amortization	(577,941)	(609,380)
	$319,673	$381,238

Miscellaneous Noncurrent Assets

The following table presents the components of “Miscellaneous noncurrent assets” shown in the accompanying Consolidated Balance Sheets at September 30, 2016 and October 2, 2015 (in thousands):

	2016	2015
Deferred income taxes	$413,563	$374,064
Cash surrender value of life insurance policies	122,364	115,440
Investments	178,256	222,941
Notes receivable	18,303	13,197
Reimbursable pension costs (a)	-	119,548
Other	26,843	34,623
Total	$759,329	$879,813

(a)

Consists primarily of costs incurred relating to a defined benefit pension plan covering employees providing services on a contract with, and for the benefit of, the U.S. federal government pursuant to which such costs are fully reimbursable. As of June 30, 2016, we ceased performing on this operating contract, and, as such, we are no longer responsible for administering this pension plan.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

The following table presents the components of “Accrued liabilities” shown in the accompanying Consolidated Balance Sheets at September 30, 2016 and October 2, 2015 (in thousands):

	2016	2015
Accrued payroll and related liabilities	$561,652	$623,297
Project-related accruals	102,400	130,401
Non project-related accruals	87,813	102,324
Insurance liabilities	54,984	59,081
Sales and other similar taxes	37,029	53,476
Deferred rent	69,059	93,040
Other	25,441	29,366
Total	$938,378	$1,090,985

Other Deferred Liabilities

The following table presents the components of “Other deferred liabilities” shown in the accompanying Consolidated Balance Sheets at September 30, 2016 and October 2, 2015 (in thousands):

	2016	2015
Liabilities relating to defined benefit pension and early retirement plans	$402,955	$416,725
Liabilities relating to nonqualified deferred compensation arrangements	123,926	129,982
Deferred income taxes	156,494	191,093
Miscellaneous	178,449	126,068
Total	$861,824	$863,868

Total Accumulated Other Comprehensive Loss

The following table presents the components of “Accumulated other comprehensive loss” shown in the accompanying Consolidated Balance Sheets at September 30, 2016, and October 2, 2015 (in thousands):

	2016	2015
Foreign currency translation adjustments	$(245,603)	$(199,087)
Adjustments relating to defined benefit pension plans	(364,625)	(266,440)
Other	(366)	763
Total	$(610,594)	$(464,764)

Supplemental Cash Flow Information

During fiscal 2016 and fiscal 2015, the Company acquired businesses for cash and stock of $49.9 million and $8.1 million, respectively. The following table presents the non-cash adjustments relating to these acquisitions made in preparing the accompanying Consolidated Statements of Cash Flows (in thousands):

	2016	2015
Working capital	$10,023	$(8,749)
Property and equipment	879	71
Noncurrent assets	8,192	(4,334)
Deferred liabilities	—	(1,316)
Goodwill	30,849	22,429

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment Information

During the second quarter of fiscal 2016, we reorganized our operating and reporting structure around four lines of business (“LOB”).  This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities.  The four global LOBs are: Aerospace & Technology, Buildings & Infrastructure, Industrial, and Petroleum & Chemicals. Previously, the Company operated its business as a single segment.

Under the new organization, each LOB has a president that reports directly to the Company's Chairman and CEO (who is also the Company’s Chief Operating Decision Maker, or “CODM”).  As part of the reorganization, the sales function, which had been managed centrally for many years, is now managed on a LOB basis, and accordingly, the associated cost is now embedded in the new segments and report to the respective LOB presidents.  In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) are allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue-generating activities of the Company on a rational basis.  In addition, the cost of the Company’s cash incentive plan, the Jacobs Engineering Group Inc. Management Incentive Plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in corporate’s results of operations).

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

	2016	2015	2014
Revenues from External Customers:
Aerospace & Technology	$2,657,433	$2,924,753	$2,306,453
Buildings & Infrastructure	2,253,512	2,458,379	2,705,197
Industrial	2,793,713	2,517,571	2,956,391
Petroleum & Chemicals	3,259,499	4,214,129	4,727,116
Total	$10,964,157	$12,114,832	$12,695,157

	2016	2015	2014
Operating Profit:
Aerospace & Technology	$203,808	$205,368	$139,684
Buildings & Infrastructure	174,648	145,299	164,439
Industrial	81,268	126,531	134,230
Petroleum & Chemicals	126,604	138,351	162,462
Total Segment Operating Profit	586,328	615,549	600,815
Other Corporate Items	(60,100)	(15,739)	20,583
Restructuring Charges	(187,630)	(154,283)	(93,330)
(Loss) Gain on disposal of business and investments	(41,410)	(2,909)	12,147
Total Other Expense	(10,465)	(12,481)	1,951
Earnings Before Taxes	$286,723	$430,137	$542,166

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in “other corporate items” in the above table are costs and expenses which relate to general corporate activities as well as corporate-managed benefit and insurance programs.  Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of the MIP and the 1999 SIP relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of purchased business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans.  In addition, “other corporate items” includes adjustments to contract margins (both positive and negative) associated with projects where it has been determined, in the opinion of management, that such adjustments are not indicative of the performance of the related LOB and therefore should not be attributed to the LOB.

Included in (Loss) Gain on disposal of business and investments was the losses associated with the sale of the Company’s French subsidiary and a non-cash write-off on an equity investment.

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

The following table presents certain financial information by geographic area for fiscal 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Revenues:
United States	$6,247,448	$7,154,433	$7,078,366
Europe	2,346,224	2,074,837	2,402,399
Canada	927,942	1,065,651	1,344,632
Asia	299,952	304,393	299,086
India	187,929	163,871	148,453
Australia and New Zealand	436,670	611,271	709,379
South America and Mexico	125,610	143,014	271,213
Middle East and Africa	392,382	597,362	441,629
Total	$10,964,157	$12,114,832	$12,695,157
Long-Lived Assets:
United States	$195,392	$208,155	$240,501
Europe	37,163	55,713	58,562
Canada	21,464	36,647	51,622
Asia	3,069	3,859	4,063
India	13,350	16,264	17,960
Australia and New Zealand	18,888	24,460	49,436
South America and Mexico	5,621	9,127	11,084
Middle East and Africa	24,726	27,013	23,569
Total	$319,673	$381,238	$456,797

Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown. Long-lived assets consist of property and equipment, net of accumulated depreciation and amortization.

The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues, for fiscal 2016, 2015 and 2014:

2016	2015	2014
21.4%	21.7%	17.8%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Selected Quarterly Information — Unaudited

The following table presents selected quarterly financial information for each of the last three fiscal years. (in thousands, except for per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
2016
Revenues	$2,847,934		$2,781,763		$2,693,873		$2,640,587		$10,964,157
Operating profit (a)	59,450		86,781		109,556		82,811		338,598
Earnings before taxes	57,787		90,456		102,807		35,673		286,723
Net earnings of the Group	50,306		63,389		70,937		29,883		214,515
Net earnings attributable to Jacobs	46,514	(b)	65,250	(b)	69,055	(b)	29,644	(b)	210,463
Earnings per share:
Basic	0.38	(b)	0.54	(b)	0.58	(b)	0.25	(b)	1.75
Diluted	0.38	(b)	0.54	(b)	0.57	(b)	0.24	(b)	1.73
2015
Revenues	$3,187,005		$2,903,332		$2,907,541		$3,116,954		$12,114,832
Operating profit (a)	158,223		133,045		100,434		53,825		445,527
Earnings before taxes	154,695		128,962		97,188		49,292		430,137
Net earnings of the Group	106,195		88,110		97,308		37,269		328,882
Net earnings attributable to Jacobs	100,079		81,967	(c)	91,062	(c)	29,863	(c)	302,971
Earnings per share:
Basic	0.78		0.65	(c)	0.74	(c)	0.00	(c)	2.42
Diluted	0.77		0.64	(c)	0.73	(c)	0.24	(c)	2.40
2014
Revenues	$3,068,891		$3,176,033		$3,231,791		$3,218,442		$12,695,157
Operating profit (a)	145,047		122,434		123,937		136,650		528,068
Earnings before taxes	146,921		132,394		118,046		144,805		542,166
Net earnings of the Group	98,949		90,800		71,309	(d)	91,054	(d)	352,112
Net earnings attributable to Jacobs	93,732		83,460	(e)	64,842		86,074		328,108
Earnings per share:
Basic	0.72		0.64	(e)	0.50	(d)	0.66	(d)	2.51
Diluted	0.71		0.63	(e)	0.49	(d)	0.65	(d)	2.48

(a)	Operating profit represents revenues less (i) direct costs of contracts, and (ii) selling, general and administrative expenses.
(b)

Includes costs of $48.1 million, or $0.39 per diluted share, in the first quarter of fiscal 2016, $25.7 million or $0.21 per diluted share in the second quarter of fiscal 2016, $25.8 million, or $0.21 per diluted share, in the third quarter, and $36.0 million or $0.3 per diluted share in the fourth quarter of fiscal 2016, in each case, related to the 2015 Restructuring.  Also included in the fourth quarter of fiscal 2016 were $17.1 million, or $0.14 per diluted share related to the loss on sale of our French subsidiary; and $10.4 million, or $0.09 per diluted share related to the non-cash write-off on an equity investment.

(c)

Includes costs of $9.6 million, or $0.08 per diluted share, in the second quarter of fiscal 2015, $30.1 million or $0.24 per diluted share in the third quarter of fiscal 2015, and $68.2 million, or $0.56 per diluted share, in the fourth quarter of fiscal 2015, in each case, related to the 2015 Restructuring.

(d)

Includes costs of $47.0 million, or $0.35 per diluted share, in the third quarter of fiscal 2014, and $30.4 million, or $0.23 per diluted share, in the fourth quarter of fiscal 2014, in each case, related to the 2014 Restructuring.

(e)	Includes $6.4 million, or $0.05 per diluted share, increase to net earnings related to a gain on the sale of certain intellectual property in the second quarter of fiscal 2014.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Definitions

The following terms used in the accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements have the meanings set forth below:

“1989 ESPP” means the Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as amended. The 1989 ESPP is a shareholder-approved, broad-based, employee stock purchase plan qualified under Section 423 of the U.S. Internal Revenue Code.

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

The "2015 Restructuring" refers to a series of initiatives intended to improve operational efficiency, reduce costs, and better position the Company to drive growth of the business in the future. Actions included involuntary terminations, the abandonment of certain leased offices, and the co-location of employees. Included in the Company's consolidated results of operations for fiscal 2016 and fiscal 2015 are pre-tax costs of $187.9 million and $157.2 million, respectively, relating to the 2015 Restructuring. These costs are primarily included in selling, general, and administrative expense in the accompanying Consolidated Statements of Earnings.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2016 and October 2, 2015, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at September 30, 2016 and October 2, 2015, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 22, 2016 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company changed the presentation of its deferred tax assets and liabilities to noncurrent in the consolidated balance sheets as a result of the adoption of Accounting Standards Update No. 2015-17 - Balance Sheet Classification of Deferred Taxes.

/S/ Ernst & Young LLP

Los Angeles, California

November 22, 2016

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Jacobs Engineering Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jacobs Engineering Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 30, 2016 and October 2, 2015 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 30, 2016 of Jacobs Engineering Group Inc. and subsidiaries and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Los Angeles, California

November 22, 2016