Form 10-Q
period 2016-12-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2017-02-08
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report on

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-7463

JACOBS ENGINEERING GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4081636
(State of incorporation)	(I.R.S. employer identification number)

1999 Bryan Street, Suite 1200, Dallas, Texas	75201
(Address of principal executive offices)	(Zip code)

(214) 583 – 8500

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

Number of shares of common stock outstanding at January 31, 2017: 121,071,296

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 30, 2016 (Unaudited)	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$736,546	$655,716
Receivables	2,092,854	2,115,663
Prepaid expenses and other	93,998	93,091
Total current assets	2,923,398	2,864,470
Property, Equipment and Improvements, Net	314,406	319,673
Other Noncurrent Assets:
Goodwill	2,821,995	3,079,628
Intangibles	318,266	336,922
Miscellaneous	731,968	759,329
Total other non-current assets	3,872,229	4,175,879
	$7,110,033	$7,360,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$2,899	$2,421
Accounts payable	502,832	522,427
Accrued liabilities	834,028	938,378
Billings in excess of costs	409,907	319,460
Total current liabilities	1,749,666	1,782,686
Long-term Debt	387,000	385,330
Other Deferred Liabilities	837,674	861,824
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—121,165,713 shares and 120,950,899 shares as of December 30, 2016 and September 30, 2016, respectively	121,166	120,951
Additional paid-in capital	1,206,443	1,168,272
Retained earnings	3,621,528	3,586,647
Accumulated other comprehensive loss	(878,911)	(610,594)
Total Jacobs stockholders’ equity	4,070,226	4,265,276
Noncontrolling interests	65,467	64,906
Total Group stockholders’ equity	4,135,693	4,330,182
	$7,110,033	$7,360,022

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended December 30, 2016 and January 1, 2016

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Revenues	$2,551,604	$2,847,934
Costs and Expenses:
Direct cost of contracts	(2,132,292)	(2,407,460)
Selling, general and administrative expenses	(330,684)	(381,024)
Operating Profit	88,628	59,450
Other Income (Expense):
Interest income	1,486	2,220
Interest expense	(3,518)	(3,543)
Miscellaneous income (expense), net	(716)	(340)
Total other income(expense), net	(2,748)	(1,663)
Earnings Before Taxes	85,880	57,787
Income Tax Expense	(24,727)	(7,481)
Net Earnings of the Group	61,153	50,306
Net Earnings Attributable to Noncontrolling Interests	(617)	(3,792)
Net Earnings Attributable to Jacobs	$60,536	$46,514
Net Earnings Per Share:
Basic	$0.50	$0.38
Diluted	$0.50	$0.38

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended December 30, 2016 and January 1, 2016

(In thousands)

(Unaudited)

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Net Earnings of the Group	$61,153	$50,306
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(287,524)	(16,502)
Gain (loss) on cash flow hedges	(942)	2,552
Change in pension liabilities	24,753	11,443
Other comprehensive income (loss) before taxes	(263,713)	(2,507)
Income Tax Benefit:
Cash flow hedges	(82)	(723)
Change in pension liabilities	(4,522)	(2,482)
Income Tax Benefit (Expense):	(4,604)	(3,205)
Net other comprehensive income (loss)	(268,317)	(5,712)
Net Comprehensive Income of the Group	(207,164)	44,594
Net Comprehensive Income Attributable to Noncontrolling Interests	(617)	(3,792)
Net Comprehensive Income Attributable to Jacobs	$(207,781)	$40,802

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 30, 2016 and January 1, 2016

(In thousands)

(Unaudited)

	December 30, 2016	January 1, 2016
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$61,153	$50,306
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	16,621	22,167
Intangible assets	11,914	11,726
Loss on sales of business	822
Stock based compensation	10,205	8,134
Tax benefit (deficiency) from stock based compensation	(1,205)	(5)
Equity in earnings of operating ventures, net	(902)	(5,505)
Losses (gains) on disposals of assets, net	2,847	6,058
Change in pension plan obligations	(5,301)	3,062
Change in deferred compensation plans	463	(163)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	(37,472)	90,783
Prepaid expenses and other current assets	(2,612)	7,740
Accounts payable	(10,782)	(143,971)
Accrued liabilities	(74,691)	(47,026)
Billings in excess of costs	111,862	25,141
Income taxes	17,845	3,114
Deferred income taxes	(565)	(2,744)
Other deferred liabilities	(576)	(3,476)
Other, net	5,748	1,376
Net cash provided by operating activities	105,374	26,717
Cash Flows from Investing Activities:
Additions to property and equipment	(21,054)	(15,987)
Disposals of property and equipment	4	133
Acquisitions of businesses, net of cash acquired	—	(10,500)
Sales of business	(2,036)
Net cash used for investing activities	(23,086)	(26,354)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	314,460	591,989
Repayments of long-term borrowings	(303,128)	(549,010)
Proceeds from short-term borrowings	669	465
Repayments of short-term borrowings	—	(10,911)
Proceeds from issuances of common stock	37,396	8,770
Common stock repurchases	(30,221)	(42,097)
Excess tax benefits from stock based compensation	1,205	5
Dividends paid to noncontrolling interests	—	(2,709)
Net cash provided by financing activities	20,381	(3,498)
Effect of Exchange Rate Changes	(21,839)	(13,999)
Net Increase (Decrease) in Cash and Cash Equivalents	80,830	(17,134)
Cash and Cash Equivalents at the Beginning of the Period	655,716	460,859
Cash and Cash Equivalents at the End of the Period	$736,546	$443,725

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 30, 2016

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

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (“2016 Form 10-K”), as well as Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2016 Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 30, 2016, and for the three month period ended December 30, 2016.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Please refer to Note 17—Definitions of Notes to Consolidated Financial Statements included in our 2016 Form 10-K for the definitions of certain terms used herein.

During the first quarter of fiscal 2017, the Company determined that its prior year financial statements contained immaterial misstatements related to incorrect translation rates used in reporting U.S. Dollar values of goodwill held by foreign subsidiaries. Accordingly, the Company recorded adjustments in the current quarter to correct the carrying value of these accounts.  Goodwill and accumulated other comprehensive income in the Company’s September 30, 2016 consolidated balance sheet (which have not been adjusted) were each overstated by $209.9 million.  These adjustments had no impact on the Company’s Consolidated Statements of Earnings or Cash Flows.  Also, our first quarter fiscal 2016 other comprehensive income was overstated by $18.4 million as a result of these misstatements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities, the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements, and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly. Please refer to Note 2—Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2016 Form 10-K for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 30, 2016

(continued)

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

Please refer to Note 2—Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2016 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.

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

December 30, 2016

(continued)

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

Under the new organization, each LOB has a president that reports directly to the Company's Chairman and CEO (who is also the Company’s Chief Operating Decision Maker, or “CODM”).  As part of the reorganization, the sales function, which had been managed centrally for many years, is now managed on a LOB basis, and accordingly, the associated cost is now embedded in the new segments and reported to the respective LOB presidents.  In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) are allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue-generating activities of the Company on a rational basis.  In addition, the cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in corporate’s results of operations).

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

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Revenues from External Customers:
Aerospace & Technology	$577,436	$670,191
Buildings & Infrastructure	580,617	563,330
Industrial	751,738	672,100
Petroleum & Chemicals	641,813	942,313
Total	$2,551,604	$2,847,934

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 30, 2016

(continued)

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Operating Profit:
Aerospace & Technology	$51,087	$47,999
Buildings & Infrastructure	38,797	40,452
Industrial	25,129	27,355
Petroleum & Chemicals	23,652	31,603
Total Segment Operating Profit	138,665	147,409
Other Corporate Expenses	(18,296)	(19,576)
Restructuring Charges in SG&A	(31,741)	(68,383)
Total Operating Profit	88,628	59,450
Total Other Expense	(2,748)	(1,663)
Earnings Before Taxes	$85,880	$57,787

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

Business Combinations

During the first quarter of fiscal year 2016, the Company acquired J.L. Patterson & Associates. This acquisition was not material to the Company’s consolidated results for the first three months of fiscal 2016.

Receivables

The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at December 30, 2016 and September 30, 2016, as well as certain other related information (in thousands):

	December 30, 2016	September 30, 2016
Components of receivables:
Amounts billed	$961,519	$1,110,042
Unbilled receivables and other	1,059,698	937,552
Retentions receivable	71,637	68,069
Total receivables, net	$2,092,854	$2,115,663
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$219,171	$235,203
Claims receivable	$7,437	$26,061

“Billed receivables” consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for doubtful accounts. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 30, 2016

(continued)

“Unbilled receivables and other” and “Retentions receivable” represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually provide that such amounts become billable upon the passage of time, achievement of certain milestones, or completion of the project. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

“Claims receivable” are included in receivables in the accompanying Consolidated Balance Sheets and represent certain costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated.

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at December 30, 2016 and September 30, 2016 consist of the following (in thousands):

	December 30, 2016	September 30, 2016
Land	$16,434	$16,680
Buildings	90,160	91,194
Equipment	537,400	531,539
Leasehold improvements	215,950	221,437
Construction in progress	35,125	36,764
	895,069	897,614
Accumulated depreciation and amortization	(580,663)	(577,941)
	$314,406	$319,673

Restructuring Charges

During the second quarter of fiscal 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the "2015 Restructuring"). The 2015 Restructuring was not completed in fiscal 2015, and actions related to the 2015 Restructuring continued into fiscal 2016 and 2017. Actions related to the 2015 Restructuring completed during fiscal 2016 and the first three months of fiscal 2017 include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. We are not exiting any service types or client end-markets in connection with the 2015 Restructuring.

The costs of the 2015 Restructuring are included in SG&A expense in the Consolidated Statements of Earnings. The following table summarizes the impact of the 2015 Restructuring on the Company's reportable segments for the three month periods ended December 30, 2016 and January 1, 2016 (in thousands):

	Three Months Ended	Three Months Ended
	December 30, 2016	January 1, 2016
Aerospace & Technology	$170	$2,196
Buildings & Infrastructure	7,908	14,965
Industrial	2,524	17,577
Petroleum & Chemicals	13,584	23,976
Corporate	7,555	9,669
Total	$31,741	$68,383

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 30, 2016

(continued)

The activity in the Company’s accrual for the 2015 Restructuring for the three month period ended December 30, 2016 is as follows (in thousands):

Balance at September 30, 2016	$152,174
Charges	31,741
Payments	(44,166)
Balance at December 30, 2016	$139,749

Long-term Debt

Jacobs and certain of its subsidiaries have a $1.6 billion long-term unsecured, revolving credit facility (the “2014 Facility”) with a syndicate of large, U.S. and international banks and financial institutions. The 2014 Facility provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion.

The total amount outstanding under the 2014 Facility in the form of direct borrowings at December 30, 2016 was $387.0 million. The Company has issued $2.5 million in letters of credit under the 2014 Facility, leaving $1.2 billion of available borrowing capacity under the 2014 Facility at December 30, 2016. In addition, the Company had $237.8 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $240.3 million at December 30, 2016.

The 2014 Facility expires in February 2020 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2014 Facility), borrowings under the 2014 Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company’s Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at December 30, 2016.

Revenue Accounting for Contracts / Accounting for Joint Ventures

In general, we recognize revenue at the time we provide services. Depending on the commercial terms of the contract, we recognize revenues either when costs are incurred, or using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For multiple contracts with a single customer, we account for each contract separately. We also recognize as revenues, costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. A significant portion of the Company’s revenue is earned on cost reimbursable contracts. The percentage of revenues realized by the Company by type of contract during fiscal 2016 can be found in Note 1—Description of Business and Basis of Presentation of Notes to Consolidated Financial Statements included in our 2016 Form 10-K.

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

December 30, 2016

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

The following table sets forth pass-through costs included in revenues for each of the three months ended December 30, 2016 and January 1, 2016 (in thousands):

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Pass-through costs included in revenues	$672,979	$670,331

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

In evaluating our VIEs for possible consolidation, we perform a qualitative analysis to determine whether or not we have a “controlling financial interest” in the VIE as defined by U.S. GAAP. We consolidate only those VIEs over which we have a controlling financial interest.  The Company does not currently participate in any significant VIEs.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 30, 2016

(continued)

Disclosures About Defined Pension Benefit Obligations

The following table presents the components of net periodic benefit cost recognized in earnings during each of the three months ended December 30, 2016 and January 1, 2016 (in thousands):

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Component:
Service cost	$2,216	$8,676
Interest cost	8,728	15,702
Expected return on plan assets	(15,588)	(19,507)
Amortization of previously unrecognized items	3,556	5,733
Settlement (gain) loss	43	(163)
Net periodic benefit cost	$(1,045)	$10,441

The decrease in periodic benefit costs for the three months ended December 30, 2016 as compared to the corresponding period last year was primarily due to the curtailment of our U.K. plans and the de-recognition of the U.S. pension plan for participating employees of which are assigned to, and worked exclusively on, a specific operating contract with the U.S. federal government.  While these costs were fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards, net periodic pension costs of $3.4 million are included in our net periodic benefit costs table for the period ended January 1, 2016.

The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2017 (in thousands):

Cash contributions made during the first three months of fiscal 2017	$4,256
Cash contributions we expect to make during the remainder of fiscal 2017	13,954
Total	$18,210

Other Comprehensive Income

The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and SG&A expenses in the Company’s Consolidated Statements of Earnings for the three months ended December 30, 2016 and January 1, 2016, respectively related to the Company’s defined benefit pension plans (in thousands):

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Amortization of Defined Benefit Items:
Actuarial losses	$(3,556)	$(4,461)
Prior service cost	77	61
Total Before Income Tax	(3,479)	(4,400)
Income Tax Benefit	803	1,046
Total reclassifications, after-tax	$(2,676)	$(3,354)

Income Taxes

The Company’s consolidated effective income tax rate for the three months ended December 30, 2016 was 28.8% .  Contributing to the current period tax rate was $3.3 million of discrete benefit related to foreign tax refunds received in the quarter.  The increase in the tax rate is primarily the result of a $11.2 million tax benefit related to the release of a valuation allowance on deferred tax assets in the prior year period pertaining to foreign net operating losses.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 30, 2016

(continued)

Earnings Per Share and Certain Related Information

Basic and diluted earnings per share are computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings.  Net earnings used for the purpose of determining basic and diluted earnings per share is determined by taking net earnings, less earnings available to participating securities.  For the three months ended December 30, 2016, the earnings available to participating securities were $0.7 million.

The following table (i) reconciles the denominator used to compute basic earnings per share (“EPS”) to the denominator used to compute diluted EPS for the three months ended December 30, 2016 and January 1, 2016; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Diluted:
Basic weighted average shares outstanding	119,438	120,888
Dilutive potential common shares (1)	2,413	1,071
Diluted weighted average shares outstanding	121,851	121,959

Antidilutive stock options and restricted stock	540	4,011
Shares of common stock issued from the exercise of stock options and the release of restricted stock	1,086	287

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.

Share Repurchases

On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million of the Company’s common stock. The following table summarizes the activity under this program from the authorization date (in thousands, except per-share amounts):

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000	$46.09	3,965	3,965

(1)	Includes commissions paid and calculated at the average price per share since the repurchase program authorization date.

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

Dividend Program

On December 1, 2016, the Company announced that the Board of Directors has approved the initiation of a cash dividend program. On January 19, 2017, the Company’s Board of Directors approved a declaration of a cash dividend to shareholders. A quarterly dividend of $0.15 per share will be paid on March 17, 2017, to shareholders of record on the close of business on February 17, 2017. Future dividend payments are subject to review and approval by the Company’s Board of Directors.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 30, 2016

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

On August 9, 2014, the Company received a Notice of Arbitration from Motiva Enterprises LLC (“Motiva”) alleging fraud and breach of fiduciary duty with respect to an expansion project at the Motiva, Port Arthur, Texas refinery. The arbitration relates to the professional services provided by Bechtel-Jacobs CEP Port Arthur Joint Venture (“BJJV”), a joint venture between Bechtel Corporation (“Bechtel”) and Jacobs, in connection with that project. On March 1, 2016, Motiva submitted an amended Notice of Arbitration, asserting the same causes of actions in its original notice (fraud and breach of fiduciary duty) and alleged entitlement to monetary relief in excess of $8 billion of alleged actual damages,  punitive damages, attorneys' fees and interest.   On December 30, 2016, the arbitral panel in this matter issued its unanimous decision, which rejected all of Motiva’s claims and assigned no liability to BJJV, the Company or Bechtel. BJJV intends to seek confirmation by a court of the final decision of the panel, which may be vacated only on certain narrow grounds.

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

On December 7, 2009, the Judicial Council of California, Administrative Office of the Courts (“AOC”) initiated an action in the San Francisco County Superior Court against Jacobs Facilities Inc. (“JFI”) and Jacobs Project Management (“JPM”) and subsequently added Jacobs as a defendant.  The action arises out of a contract between AOC and JFI pursuant to which JFI provided regular maintenance and repairs at certain AOC court facilities. AOC has alleged, among other things, that the Jacobs’ entities are required

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 30, 2016

(continued)

under California’s Contractors’ State License Law (“CSLL”) to disgorge certain fees paid by AOC and the Jacobs’ entities have, among other things, cross-claimed for unpaid sums for work performed.  On May 2, 2012, the jury returned a special verdict in favor of the Jacobs entities finding, among other things, that JPM was owed approximately $4.7 million in unpaid fees and that JFI was not required to disgorge the approximate $18.3 million that AOC had paid for work performed.

    Additionally on August 20, 2015, the California Court of Appeal reversed the jury’s verdict, holding that JFI had violated the CSLL.  The Court of Appeal remanded to the San Francisco County Superior Court for an evidentiary hearing to determine whether the JFI had “substantially complied” with the CSLL under California Business and Professions Code Section 7031(e).  Establishing “substantial compliance” would prevent $18.3 million in disgorgement against Jacobs and permit Jacobs to recover $4.7 million.  The evidentiary hearing on substantial compliance was conducted between July 18 and August 5, 2016.  On August 30, 2016, the California State Legislature amended the applicable substantial compliance provision of the CSLL.  On September 9, 2016, Jacobs filed a motion to apply the newly amended substantial compliance provision to the AOC contract.  AOC filed a response and agreed that the new statute “will apply” to the case “as of January 1, 2017,” the new law’s effective date.  On December 29, 2016, the court issued a Statement of Decision in favor of the Company, finding that Jacobs Facilities had substantially complied with the CSLL, and entered a judgment in favor of JPM in the amount of $4.7 million plus prejudgment interest.  On January 30, 2017, AOC filed a notice of appeal.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

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

General

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•

The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2—Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2016 Form 10-K;

•	The Company’s fiscal 2016 audited consolidated financial statements and notes thereto included in our 2016 Form 10-K; and
•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K.

In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, those listed and discussed in Item 1A—Risk Factors, included in our 2016 Form 10-K. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in our 2016 Form 10-K and in other documents we file from time to time with the United States Securities and Exchange Commission.

Reorganization Under Lines of Business

At the start of the second quarter of fiscal 2016, we reorganized our operating and reporting structure around four Lines of Business (“LOBs”).  This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities.  The four global LOBs are: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial. Previously, the Company operated its business as a single segment.   Under the new organization, each LOB has a president that reports directly to the Company's Chairman and CEO (who is also the Company’s CODM).  As part of the reorganization, the sales function, which had been managed centrally for many years, is now embedded in the new segments and reporting to the respective LOB presidents.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

We have specific capabilities in energy and power, master planning, and commissioning of office headquarters, aviation facilities, mission-critical facilities, municipal and civic buildings, courts and correctional facilities, mixed-use and commercial centers, healthcare and education campuses, and recreational complexes.  For advanced technology clients, which require highly specialized buildings in the fields of medical research, nano science, biotechnology, and laser sciences, we offer total integrated design and construction management solutions.  We also have global capabilities in the pharma-bio, data center, government intelligence, corporate headquarters/interiors, and science and technology-based education markets. Our government building projects include large, multi-year programs in the U.S. and Europe supporting various U.S. and U.K. government agencies

Industrial – We provide engineering, procurement, project management, construction, and on-site maintenance to our global clients in the Life Sciences, Mining & Minerals, Specialty Chemicals & Manufacturing and Field Services markets.  We provide our Life Sciences clients single-point consulting, engineering, procurement, construction management, and validation project delivery, enabling us to execute capital programs on a single-responsibility basis. Typical projects in the life sciences sector include laboratories, research and development facilities, pilot plants, bulk active pharmaceutical ingredient production facilities, full-scale biotechnology production facilities, and tertiary manufacturing facilities.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

We provide a wide range of services, technology and manufactured equipment through our specialty chemicals group, where we own and license our proprietary technology.  Our specialty chemicals areas are focused on sulfuric acid, sulphur, bleaching chemicals for pulp & paper, and synthetic chemicals, and manufactured equipment.  Our manufacturing business areas include the Food & Beverage, Consumer Products, Semi-Conductor, and Pulp & Paper markets.

Our global Field Services unit supports construction and operations and maintenance (“O&M”) across the company, and performs our direct hire services.

Our construction activities include both construction management services and traditional field construction services to our clients.  Historically, our field construction activities focused primarily on those construction projects where we perform much of the related engineering and design work (EPC/EPCM).  However, we deliver construction-only projects when we have negotiated pricing and other contract terms we deem acceptable and which results in a fair return for the degree of risk we assume.

In our O&M business, we provide all services required to operate and maintain large, complex facilities on behalf of clients including asset management, direct hire maintenance and operations, complex turn-around planning and execution, and small capital programs.  We provide key management and support services over all aspects of the operations of a facility, including managing subcontractors and other on-site personnel.

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

We provide services as to technically complex petrochemical facilities; from new manufacturing complexes, to expansions and modifications and management of plant relocations.  We have experience with many licensed technologies, integrated basic petrochemicals, commodity and specialty chemicals projects, and olefins, aromatics, synthesis gas and their respective derivatives

The 2015 Restructuring

During the second quarter of fiscal 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the “2015 Restructuring”). The 2015 Restructuring was not completed in fiscal 2015, and actions related to the 2015 Restructuring continued into fiscal 2016 and 2017. Actions related to the 2015 Restructuring completed during the first quarter of fiscal 2017 include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. The Company’s consolidated results of operations for the first quarter of fiscal 2017 and 2016 include $31.7 million and $68.4

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

million, respectively, of pre-tax costs associated with the 2015 Restructuring. The costs of the 2015 Restructuring are included in selling, general, and administrative expense (“SG&A”) in the accompanying Consolidated Statements of Earnings.

The following table summarizes the effects of the 2015 Restructuring on the Company’s consolidated SG&A expenses and results of operations for the three month period ended December 30, 2016 and January 1, 2016, respectively (in thousands, except for earnings per share):

	Three Months Ended
	December 30, 2016
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Selling, general and administrative expenses	$330,684	$(31,741)	$298,943

Earnings Before Taxes	$85,880	$(31,741)	$117,621
Income Tax Benefit (Expense)	(24,727)	8,938	(33,665)
Net earnings of the Group	61,153	(22,803)	83,956
Net Earnings Attributable to Non-controlling interests	(617)	—	(617)
Net earnings Attributable to Jacobs	$60,536	$(22,803)	$83,339
Diluted earnings per share	$0.50	$(0.18)	$0.68

	Three Months Ended
	January 1, 2016
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Selling, general and administrative expenses	$381,024	$(68,383)	$312,641

Earnings Before Taxes	$57,787	$(68,383)	$126,170
Income Tax Benefit (Expense)	(7,481)	20,247	(27,728)
Net earnings of the Group	50,306	(48,136)	98,442
Net Earnings Attributable to Non-controlling interests	(3,792)	—	(3,792)
Net earnings Attributable to Jacobs	$46,514	$(48,136)	$94,650
Diluted earnings per share	$0.38	$(0.40)	$0.78

Overview - Three Months Ended December 30, 2016

The Company’s U.S. GAAP net earnings for the three months ended December 30, 2016 increased by $14.0 million, or 30%, compared to the corresponding period last year.  Excluding the effects of the 2015 Restructuring, the Company’s adjusted net earnings for the three months ended December 30, 2016 totaled $83.3 million, representing a decrease of $11.3 million, or 12%, from the corresponding first quarter period last year.

Backlog at December 30, 2016 was $18.1 billion, and represents a decrease of $0.1 billion over backlog at January 1, 2016. Excluding the effects of changes in currency exchange rates, backlog was up $0.3 billion, or 1.5%, as compared to the corresponding period last year.

During the three months ended December 30, 2016, the Company repurchased and retired 0.6 million of its common stock under its July 23, 2015 share repurchase program, which was first utilized in the first quarter of fiscal 2016. Total cash spent for the shares repurchased during the three months ended December 30, 2016 was $30.2 million.

Results of Operations

Net earnings for the first quarter of fiscal 2017 ended December 30, 2016 increased $14.0 million, or 30%, to $60.5 million (or $0.50 per diluted share) from $46.5 million (or $0.38 per diluted share) for the corresponding period last year.  Included in net earnings for the three months ended December 30, 2016 are $31.7 million in costs associated with the 2015 Restructuring. Excluding the effects of the 2015 Restructuring occurring in the first quarter of fiscal 2017 and 2016, adjusted net earnings for the first quarter of fiscal 2017 decreased $11.3 million, or 12%, to $83.3 million (or $0.68 per diluted share) from $94.7 million (or $0.78 per diluted share) for the corresponding period last year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Total revenues for the first quarter of fiscal 2017 decreased by $296.3 million, or 10.4%, to $2.55 billion from $2.85 billion for the first quarter of fiscal 2016. The decrease in revenues was due primarily to lower volumes in the Petroleum & Chemicals LOB and the Aerospace & Technology LOB, partially offset by an increase in volume in the Buildings & Infrastructure LOB and the Industrial LOB.

Reconciliation of Segment Operating Profit to Total Operating Profit

The following table reconciles segment operating profit to total operating profit by including certain corporate-level expenses and expenses relating to the 2015 Restructuring (in thousands).

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Segment Operating Profit	$138,665	$147,409
Unallocated corporate expenses	(18,296)	(19,576)
Restructuring Charges	(31,741)	(68,383)
Total Operating Profit	$88,628	$59,450

Included in “unallocated corporate expenses” in the above table are costs and expenses which relate to general corporate activities as well as corporate-managed benefit and insurance programs.  Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of the MIP and the 1999 SIP relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of purchased business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans.  In addition, “unallocated corporate expenses” includes adjustments to contract margins (both positive and negative) associated with projects where it has been determined, in the opinion of management, that such adjustments are not indicative of the performance of the related LOB.

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

Aerospace & Technology

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Revenue	$577,436	$670,191
Operating Profit	51,087	47,999

Aerospace & Technology revenues for the three months ended December 30, 2016  decreased $92.8 million, or 13.8%, to $577.4 million from $670.2 million for the corresponding period last year.  The decrease in revenues for the three months ended December 30, 2016 as compared to the prior year comparable period was due to rebid losses and U.S. government preference for small business awards in 2015 and 2016 in the U.S. that led to a phased decline in revenues over 2016.

Operating profit for the three months ended December 30, 2016  increased $3.1 million, or 6.4% to $51.1 million from $48.0 million for the corresponding period last year, in spite of declining revenues described above.  The increase in operating profit for the three months ended December 30, 2016 as compared to the corresponding period last year was primarily due to our focus on higher margin work, good performance on fixed-price contract work and other positive impacts of successful project closeouts.  As a result, operating margin for the three months ended December 30, 2016, improved to 8.8% compared to 7.2% for the corresponding period last year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Buildings & Infrastructure

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Revenue	$580,617	$563,330
Operating Profit	38,797	40,452

Buildings & Infrastructure revenues for the three months ended December 30, 2016 increased $17.3 million, or 3.1%, to $580.6 million from $563.3 million for the corresponding period last year.   The increase in revenues for the three months ended December 30, 2016 as compared to the prior year comparable period was primarily due to U.S. client spending in the project-management/construction-management market.

Operating profit for the three months ended December 30, 2016 decreased $1.7 million, or 4.1%, from $40.5 million to $38.8 million when compared to the corresponding period last year.  The decrease in operating profit was primarily due to slow starts on certain projects, which drove our costs up for the three months ended December 30, 2016 as compared to the prior year comparable period.  As a result, operating margin for the three months period ending December 30, 2016 declined to 6.7%, compared to 7.2%, for the corresponding period last year.

Industrial

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Revenue	$751,738	$672,100
Operating Profit	25,129	27,355

Industrial revenues for the three months ended December 30, 2016 increased $79.6 million, or 11.8%, to $751.7 million from $672.1 million for the corresponding period last year.  The increase in revenues for the three months ended December 30, 2016, as compared to the corresponding period last year was driven by increased major capex spending in the Life Sciences business, partially offset by a decline in the Mining & Minerals business due to weak market conditions.

Operating profit for the three months ended December 30, 2016 decreased $2.2 million, or 8.1%, to $25.1 million from $27.4 million for the corresponding period last year.  The decrease in operating profit for the three months ended December 30, 2016 was due to the decline in the Mining & Minerals business.  Due to the high level of lower margin procurement activity in Life Sciences, and the decline in the Mining & Minerals business due to weak market conditions, operating margin for the three months period ending December 30, 2016 declined to 3.3% from 4.1% for the corresponding period last year.

Petroleum & Chemicals

	For the Three Months Ended
	December 30, 2016	January 1, 2016
Revenue	$641,813	$942,313
Operating Profit	23,652	31,603

Petroleum & Chemicals revenues for the three months ended December 30, 2016 decreased $300.5 million, or 31.9%, to $641.8 million from $942.3 million for the corresponding period last year.  The decrease in revenues for the three months ended December 30, 2016 as compared to the prior year comparable period was primarily due to lower business volume in the Oil & Gas market sector and to a lesser extent the Refining market sector, particularly in the Middle East and North America. Despite the recent production cut commitments made by oil-producing countries, investment spending continues primarily on maintenance and sustaining capital program. The larger strategic projects continue at a slower pace as clients continue to evaluate their capital spending plans.

Operating profit for the three months ended December 30, 2016 decreased $8.0 million, or 25.2%, to $23.7 million from $31.6 million for the corresponding period last year.   The decrease in operating profit for the three months ended December 30, 2016 was due to lower business volume in the Oil and Gas and Refining market sectors offset in part by significant savings from restructuring efforts and LOB structure efficiencies. Continued strong focus on cost reductions has partially mitigated the volume reduction impact on operating profit.  As a result, operating margin for the three month period ending December 30, 2016 improved to 3.7% from 3.4% for the corresponding period last year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Consolidated Results

Direct costs of contracts for the first quarter of fiscal 2017 decreased $275.2 million, or 11.4%, to $2.1 billion from $2.4 billion for the corresponding period last year.  Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Pass-through costs included in revenues for the first quarter of fiscal 2017 increased $2.6 million, or 0.4%, to $673.0 million from $670.3 million for the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business. The decrease in pass-through costs for the three months ended December 30, 2016 was due primarily to a decrease in our field services activity.

As a percentage of revenues, direct costs of contracts for the three months ended December 30, 2016 was 83.6%. This compares to 84.5% for the three months ended January 1, 2016.  The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (e.g., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

SG&A expenses for the first quarter of fiscal 2017 decreased $50.3 million, or 13.2%, to $330.7 million from $381.0 million for the corresponding period last year.  The decrease for the three months ended December 30, 2016 as compared to the corresponding period last year was due primarily to higher Restructuring costs recorded in the first quarter of fiscal 2016 and higher savings associated with the 2015 Restructuring recorded since the first quarter of fiscal 2016.  Excluding the impact of the 2015 Restructuring, adjusted SG&A expenses for the first quarter of fiscal 2017 decreased $13.7 million, or 4.4%, to $298.9 million from $312.6 million for the corresponding period last year.

Net interest expense for the three months ended December 30, 2016 was $2.0 million as compared to net interest expense of $1.3 million for the corresponding period last year.  The increase for the three months ended December 30, 2016 as compared to the prior year was due primarily to lower interest income.

Miscellaneous expense for the three months ended December 30, 2016 was $0.7 million. This compares to miscellaneous expense of $0.3 million for the corresponding period last year.  The increase for the three months ended December 30, 2016 as compared to the prior year was due primarily to a loss on sale of a business in South America.

The Company’s consolidated effective income tax rate for the first quarter ended December 30, 2016 was 28.8%. Contributing to the current period tax rate was $3.3 million of discrete benefit related to foreign tax refunds received in the quarter.  The increase in the tax rate for the three months ended December 30, 2016 as compared to the corresponding period last year was primarily the result of a $11.2 million, tax benefit related to the release of a valuation allowance on deferred tax assets in the prior year period pertaining to foreign net operating losses.

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

The following table summarizes our backlog at December 30, 2016 and January 1, 2016 (in millions):

	December 30, 2016	January 1, 2016
Backlog:
Aerospace & Technology	$5,135.4	$4,871.4
Buildings & Infrastructure	5,151.6	4,742.8
Industrial	2,493.7	3,417.5
Petroleum & Chemicals	5,368.8	5,190.7
Total	$18,149.4	$18,222.4

Our backlog decreased $0.1 billion, or 0.4%, to $18.1 billion at December 30, 2016 from $18.2 billion at January 1, 2016. The $0.1 billion decrease was due primarily to new awards from clients operating in the Buildings & Infrastructure LOB, U.S. federal government and the Chemicals industry more than offset by the cancellation of certain projects in the Life Sciences areas and an approximately $351.2 million reduction due to foreign exchange, and strong revenue associated with large pharma projects.

Backlog in the Aerospace & Technology LOB at December 30, 2016 was $5.1 billion, up $0.3 billion, when compared to the corresponding period last year.  The year-over-year increase in backlog was primarily the result of new awards from the U.S. federal government.

Backlog in the Building & Infrastructure LOB at December 30, 2016 was $5.2 billion, up $0.4 billion, or $0.6 billion after the effect of exchange rate changes, when compared to the corresponding period last year.  The year-over-year increase in backlog was primarily the result of new awards in the U.S. Buildings and Infrastructure market.

Backlog in the Industrial LOB at December 30, 2016 was $2.5 billion, down $0.9 billion when compared to the corresponding period last year.  The year-over-year decrease in backlog was primarily the result of certain cancellations in the Life Sciences area and strong revenue burn associated with large pharma projects, and a significant impact associated with the effect of exchange rates.

Backlog in the Petroleum & Chemicals LOB at December 30, 2016 was $5.4 billion, up $0.2 billion when compared to the corresponding period last year.  Strong performance in chemicals backlog was somewhat mitigated by continuing weakness in the upstream market.

Liquidity and Capital Resources

At December 30, 2016, our principal sources of liquidity consisted of $736.5 million of cash and cash equivalents and $1.2 billion of available borrowing capacity under our $1.6 billion 2014 Facility; refer to the Note Long-term Debt in Notes to Consolidated Financial Statements appearing under Part 1—, Item 1 of this Quarterly Report on Form 10-Q. We finance much of our operations and growth through cash generated by our operations.

During the three months ended December 30, 2016, our cash and cash equivalents increased by $80.8 million from $655.7 million at September 30, 2016 to $736.5 million at December 30, 2016. This compares to a net decrease of $17.1 million of cash and cash equivalents during the three months ended January 1, 2016.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The three most significant factors contributing to the $98.0 million net increase in cash and cash equivalents during the three months ended December 30, 2016 as compared to the three months ended January 1, 2016 are: (i) a $68.4 million increase in cash flows relating to our working capital accounts; (ii) a $23.9 million increase in cash flows in financing activities in fiscal 2017 as compared to fiscal 2016 and (iii) a $10.8 million increase in Group net earnings.

Our operations provided net cash inflows of $105.4 million during the three months ended December 30, 2016. This compares to net cash inflows of $26.7 million for the corresponding period last year. The $78.7 million increase in cash flows from operating activities during the three months ended December 30, 2016 as compared to the corresponding period last year was due primarily to a $68.4 million increase in cash generated from changes within our working capital accounts (discussed below) and a $10.8 million increase in Group net earnings.

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

This relationship between revenues and costs, and between receivables and payables, is unique to our industry, and facilitates review of our liquidity at the total working capital level. The $68.4 million increase in cash flows relating to our working capital accounts during the three months ended December 30, 2016 is indicative of our building momentum to become more effective in our working capital performance.

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

We used $23.1 million of cash and cash equivalents for investing activities during the three months ended December 30, 2016 as compared to $26.4 million used during the corresponding period last year. The $3.3 million decrease in cash used is primarily due to lower acquisition activities in the first quarter of fiscal 2017, partially offset by higher property and equipment purchases.

Our financing activities resulted in net cash inflows of $20.4 million during the three months ended December 30, 2016. This compares to net cash outflows of $3.5 million during the corresponding period last year. The $23.9 million increase in cash flows during the first quarter of fiscal 2017 as compared to the corresponding period last year was due primarily to (i)$28.6 million in higher cash proceeds from issuances of common stock, (ii) $11.9 million less cash used in fiscal 2017 as compared to fiscal 2016 to repurchase shares of the Company’s common stock (discussed in further detail in Part II, Item 2 of this Quarterly Report on Form 10-Q), offset, in part, by (iii) $20.5 million less cash inflow from borrowing activities.

On January 19, 2017, the Board of Directors approved a declaration of a cash dividend to shareholders. A quarterly dividend of $0.15 per share will be paid on March 17, 2017, to shareholders of record on the close of business on February 17, 2017.

The Company had $736.5 million of cash and cash equivalents at December 30, 2016. Of this amount, approximately $217.0 million was held in the U.S. and $519.5 million was held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India). Other than the tax cost of repatriating funds to the U.S. (see Note 10—Income Taxes of Notes to Consolidated Financial Statements included in our 2016 Form 10-K), there are no material impediments to repatriating these funds to the U.S.

The Company had $240.3 million of letters of credit outstanding at December 30, 2016. Of this amount, $2.5 million was issued under the 2014 Facility and $237.8 million was issued under separate, committed and uncommitted letter-of-credit facilities.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, service our debt, and pay dividends for the next twelve months. We had $736.5 million in cash and cash equivalents at December 30, 2016, and

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

our consolidated working capital position was $1.2 billion at that date. In addition, there was $1.2 billion of borrowing capacity remaining under the 2014 Facility at December 30, 2016. We believe that the capacity, terms and conditions of the 2014 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.

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

The Company’s management, with the participation of its Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the its Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s system of internal control over financial reporting during the quarter ended December 30, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 is included in the Note Commitments and Contingencies included in the Notes to Consolidated Financial Statements appearing under Part I, —Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.

Please refer to Item 1A—Risk Factors in our 2016 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future.  There have been no material changes to those risk factors during the period covered by this Quarterly Report on Form 10-Q, except for the risk factors described below and the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in our 2016 Form 10-K.

There can be no assurance that will pay dividends on our common stock.

In December 2016, we announced that our Board of Directors approved initiation of a quarterly cash dividend program under which we intend to pay a regular quarterly dividend yielding approximately 1% per year starting in 2017.  The declaration, amount and timing of such dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends.  Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors that our Board of Directors may deem relevant.  A reduction in or elimination of our dividend payments and/or our dividend program could have a material negative effect on our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the first quarter of fiscal 2017.

Share Repurchases

A summary of repurchases of our common stock made during each fiscal month during the first quarter of fiscal 2017 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 through October 28, 2016	255	$51.03	255	$334,457
October 29, 2016 through November 25, 2016	108	51.80	108	328,877
November 26, 2016 through December 30, 2016	195	59.63	195	317,229
	558	$54.19	558	$317,229

(1)	Includes commissions paid.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	February 8, 2017