Form 10-Q
period 2017-03-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2017-05-09
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-7463

JACOBS ENGINEERING GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4081636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1999 Bryan Street, Suite 1200, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 583 – 8500

(Registrant’s telephone number, including area code)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     ☒ Yes    ☐  No

Indicate by check-mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No

Number of shares of common stock outstanding at April 28, 2017: 120,424,867

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2017 (Unaudited)	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$674,596	$655,716
Receivables	2,058,005	2,115,663
Prepaid expenses and other	88,545	93,091
Total current assets	2,821,146	2,864,470
Property, Equipment and Improvements, Net	316,077	319,673
Other Noncurrent Assets:
Goodwill	2,862,364	3,079,628
Intangibles	319,821	336,922
Miscellaneous	766,595	759,329
Total other non-current assets	3,948,780	4,175,879
	$7,086,003	$7,360,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$2,941	$2,421
Accounts payable	468,138	522,427
Accrued liabilities	872,858	938,378
Billings in excess of costs	389,279	319,460
Total current liabilities	1,733,216	1,782,686
Long-term Debt	334,925	385,330
Other Deferred Liabilities	843,606	861,824
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—120,453,954 shares and 120,950,899 shares as of March 31, 2017 and September 30, 2016, respectively	120,454	120,951
Additional paid-in capital	1,217,248	1,168,272
Retained earnings	3,611,953	3,586,647
Accumulated other comprehensive loss	(835,008)	(610,594)
Total Jacobs stockholders’ equity	4,114,647	4,265,276
Noncontrolling interests	59,609	64,906
Total Group stockholders’ equity	4,174,256	4,330,182
	$7,086,003	$7,360,022

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months and Six Months Ended March 31, 2017 and April 1, 2016

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenues	$2,302,567	$2,781,763	$4,854,171	$5,629,697
Costs and Expenses:
Direct cost of contracts	(1,883,283)	(2,337,547)	(4,015,575)	(4,745,007)
Selling, general and administrative expenses	(351,111)	(357,435)	(681,795)	(738,459)
Operating Profit	68,173	86,781	156,801	146,231
Other Income (Expense):
Interest income	2,088	2,264	3,574	4,484
Interest expense	(3,755)	(2,200)	(7,273)	(5,743)
Miscellaneous (expense) income, net	(6,015)	3,611	(6,731)	3,271
Total other (expense) income, net	(7,682)	3,675	(10,430)	2,012
Earnings Before Taxes	60,491	90,456	146,371	148,243
Income Tax Expense	(16,326)	(27,067)	(41,053)	(34,548)
Net Earnings of the Group	44,165	63,389	105,318	113,695
Net Earnings Attributable to Noncontrolling Interests	5,853	1,861	5,236	(1,931)
Net Earnings Attributable to Jacobs	$50,018	$65,250	$110,554	$111,764
Net Earnings Per Share:
Basic	$0.41	$0.54	$0.91	$0.93
Diluted	$0.41	$0.54	$0.91	$0.92

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months and Six Months Ended March 31, 2017 and April 1, 2016

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Net Earnings of the Group	$44,165	$63,389	$105,318	$113,695
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	41,441	17,248	(246,083)	746
Gain (loss) on cash flow hedges	5,690	(2,965)	4,748	(413)
Change in pension liabilities	(2,458)	6,975	22,295	18,418
Other comprehensive income (loss) before taxes	44,673	21,258	(219,040)	18,751
Income Tax (Expense) Benefit:
Cash flow hedges	(1,024)	727	(1,106)	4
Change in pension liabilities	253	(1,705)	(4,269)	(4,187)
Income Tax (Expense) Benefit:	(771)	(978)	(5,375)	(4,183)
Net other comprehensive income (loss)	43,902	20,280	(224,415)	14,568
Net Comprehensive Income of the Group	88,067	83,669	(119,097)	128,263
Net Comprehensive Income Attributable to Noncontrolling Interests	5,853	1,861	5,236	(1,931)
Net Comprehensive Income (Loss) Attributable to Jacobs	$93,920	$85,530	$(113,861)	$126,332

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2017 and April 1, 2016

(In thousands)

(Unaudited)

                                                                                                                                                              For the Six Months Ended

	March 31, 2017	April 1, 2016
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$105,318	$113,695
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	34,479	43,226
Intangible assets	23,213	23,451
Loss on sales of business	822	—
Stock based compensation	21,158	17,107
Tax deficiency from stock based compensation	(1,433)	(29)
Equity in earnings of operating ventures, net	(4,056)	(10,382)
Losses on disposals of assets, net	1,751	9,624
Change in pension plan obligations	(11,187)	2,371
Gain on benefits plan change	(9,955)	—
Change in deferred compensation plans	43	(703)
Deferred income taxes	(11,720)	(13,096)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	59,653	134,619
Prepaid expenses and other current assets	3,522	15,180
Accounts payable	(47,422)	(84,465)
Accrued liabilities	(33,570)	(38,365)
Billings in excess of costs	82,534	65,657
Income taxes payable	(11,882)	3,131
Other deferred liabilities	(1,022)	(21,229)
Other, net	803	4,508
Net cash provided by operating activities	201,049	264,300
Cash Flows from Investing Activities:
Additions to property and equipment	(45,761)	(29,309)
Disposals of property and equipment	50	250
Purchases of investments	—	(3,406)
Acquisitions of businesses, net of cash acquired	(24,782)	(10,500)
Sales of business	(2,036)	—
Net cash used for investing activities	(72,529)	(42,965)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	644,255	988,796
Repayments of long-term borrowings	(687,068)	(1,041,486)
Proceeds from short-term borrowings	669	618
Repayments of short-term borrowings	—	(11,466)
Proceeds from issuances of common stock	46,915	15,735
Common stock repurchases	(81,178)	(72,291)
Excess tax benefits from stock based compensation	1,433	29
Cash Dividends	(18,104)	—
Dividends paid to noncontrolling interests	—	(2,709)
Net cash used by financing activities	(93,078)	(122,774)
Effect of Exchange Rate Changes	(16,562)	302
Net (Decrease) Increase in Cash and Cash Equivalents	18,880	98,863
Cash and Cash Equivalents at the Beginning of the Period	655,716	460,859
Cash and Cash Equivalents at the End of the Period	$674,596	$559,722

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2017

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 31, 2017, and for the three and six month periods ended March 31, 2017.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Please refer to Note 17—Definitions of Notes to Consolidated Financial Statements included in our 2016 Form 10-K for the definitions of certain terms used herein.

During the second fiscal quarter of 2017, the Company restructured certain employee welfare trust plans benefitting certain of its employees within its India operations by moving these plans under the legal ownership and operation of the Company’s legal entity structure in the region.  Historically, the Company structured these plans as separate, stand-alone entities outside of the Company’s consolidated legal entity framework.  As a result of these changes, the Company has recorded a one-time, non-cash benefit of $9.9 million reported in Selling, general and administrative expense in its consolidated statement of income for the three and six month period ended March 31, 2017, with corresponding assets in the plans associated with restricted investments of $7.7 million and employee loans receivable of $2.2 million and both recorded in Other non-current assets in our consolidated balance sheet at March 31, 2017.

During the preparation of the Form 10-Q for the first fiscal quarter of 2017, the Company determined that its prior financial statements contained immaterial misstatements related to incorrect translation of the Company’s non-U.S. goodwill balances from local currency to the U.S. Dollar reporting currency. It was determined that the Company had incorrectly used historical translation rates for the U.S. Dollar in place at the time of the Company’s recording of its foreign goodwill balances rather than using current translation rates at each balance sheet date in accordance with U.S. GAAP.  The error dated back to the time of our initial reporting of non-US goodwill balances in the late 1990s and affected our historical quarterly and annual reporting periods through the first fiscal quarter of 2017.

Goodwill and accumulated other comprehensive income in the Company’s September 30, 2016 consolidated balance sheet (which have not been adjusted) were each overstated by $209.9 million and was corrected in the first fiscal quarter of 2017 foreign currency translation adjustment.  Consequently, the correction was a direct component of the overall translation adjustment amount of $287.5 million that was reported for the three months ended December 31, 2016.  These adjustments had no impact on the Company’s Consolidated Statements of Earnings or Cash Flows.  Also, in our first fiscal quarter of 2016 other comprehensive income was overstated by $18.4 million as a result of these misstatements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities, the revenues and expenses reported for the periods covered by the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2017

(continued)

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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and perceived weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements.  ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard.  The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein.  The FASB also approved changes allowing for early adoption of the standard as of the original effective date.  The Company has completed its initial assessment of the new standard and is in the process of assessing its contracts with customers.  The Company currently intends to adopt the new standard using the Modified Retrospective application.  This standard could have a significant impact on the Company’s Consolidated Financial Statements and an administrative impact on its operations.  The Company will further assess the impact through its implementation program.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2017

(continued)

In March 2016, the FASB issued ASU 2016-09—Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period for which financial statements have not been issued or made available for issuance.  If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  The Company is evaluating the impact of the new guidance on its consolidated financial statements and does not plan to early adopt this pronouncement.

Segment Information

During the second fiscal quarter of 2016, we reorganized our operations around four global lines of business (“LOB”), which also serve as our operating segments:  Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial. We determined that this new organization would better support the needs of managing each unique set of customers that fall within each segment.  As a result of the new organization, we subsequently realigned our internal reporting structures to enable our Chief Executive Officer, who is also our Chief Operating Decision Maker (“CODM”), to evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. For purposes of our goodwill impairment testing, we have determined that our operating segments are also our reporting units based on management’s conclusion that the components comprising each of our operating segments share similar economic characteristics and meet the aggregation criteria in accordance with ASC 350.

Under the current organization, each LOB has a president that reports directly to the Company's Chairman and CEO or CODM.  In addition, the sales function, which had been managed centrally for many years, is now managed on an LOB basis, and accordingly, the associated cost is now embedded in the new segments and reported to the respective LOB presidents.  In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) are allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue-generating activities of the Company on a rational basis.  The cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in corporate’s results of operations).

Financial information for each LOB is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources.  The Company generally does not track assets by LOB, nor does it provide such information to the CODM.

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

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenues from External Customers:
Aerospace & Technology	$577,040	$669,464	$1,154,476	$1,339,655
Buildings & Infrastructure	585,242	579,128	1,165,859	1,142,458
Industrial	582,458	666,556	1,334,196	1,338,656
Petroleum & Chemicals	557,827	866,615	1,199,640	1,808,928
Total	$2,302,567	$2,781,763	$4,854,171	$5,629,697

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2017

(continued)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Operating Profit:
Aerospace & Technology	$45,057	$55,121	$96,144	$103,120
Buildings & Infrastructure	43,987	42,463	82,784	82,915
Industrial	24,073	12,417	49,202	39,772
Petroleum & Chemicals	35,619	30,945	59,271	62,548
Total Segment Operating Profit	148,736	140,946	287,401	288,355
Other Corporate Expenses	(8,338)	(18,797)	(26,634)	(38,373)
Restructuring and Other Charges	(72,225)	(35,368)	(103,966)	(103,751)
Total Operating Profit	68,173	86,781	156,801	146,231
Total Other (Expense) income	(6,449)	3,675	(9,197)	2,012
Total Other (Expense) income - Restructuring	(1,233)	-	(1,233)	-
Earnings Before Taxes	$60,491	$90,456	$146,371	$148,243

Included in “Other Corporate Expenses” in the above table are costs and expenses which relate to general corporate activities as well as corporate-managed benefit and insurance programs.  Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of our incentive compensation plans relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of purchased business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans.  In addition, “Other Corporate Expenses” may also include from time to time certain adjustments to contract margins (both positive and negative) associated with projects where it has been determined, in the opinion of management, that such adjustments are not indicative of the performance of the related LOB and therefore should not be attributed to the LOB.

The following tables present total services revenues for each reportable segment for the three months and six months ended March 31, 2017 and April 1, 2016 (in millions).

	For the Three Months Ended					For the Six Months Ended
	March 31, 2017					March 31, 2017
	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total
Technical Professional Services Revenues
Project Services	$265.1	$532.0	$166.9	$339.8	$1,303.8	$482.5	$1,046.0	$383.3	$712.6	$2,624.4
Process, Scientific, and Systems Consulting	184.9	-	-	9.5	194.4	384.8	-	-	16.4	401.2
Total Technical Professional Services Revenues	450.0	532.0	166.9	349.3	1,498.2	867.3	1,046.0	383.3	729.0	3,025.6

Field Services Revenues
Construction	10.3	49.6	326.2	208.5	594.6	54.8	112.5	766.7	470.5	1,404.5
Operations and Maintenance ("O&M")	116.7	3.6	89.4	0.0	209.7	232.4	7.4	184.2	0.1	424.1
Total Field Services Revenues	127.0	53.2	415.6	208.5	804.3	287.2	119.9	950.9	470.6	1,828.6
Total Revenues	$577.0	$585.2	$582.5	$557.8	$2,302.6	$1,154.5	$1,165.9	$1,334.2	$1,199.6	$4,854.2

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2017

(continued)

	For the Three Months Ended					For the Six Months Ended
	April 1, 2016					April 1, 2016
	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total
Technical Professional Services Revenues
Project Services	$264.2	$542.6	$218.1	$509.1	$1,534.0	$466.8	$1,066.8	$424.3	$972.4	$2,930.3
Process, Scientific, and Systems Consulting	140.0	-	-	16.5	156.5	382.9	-	-	32.5	415.4
Total Technical Professional Services Revenues	404.2	542.6	218.1	525.7	1,690.5	849.7	1,066.8	424.3	1,004.9	3,345.7

Field Services Revenues
Construction	79.4	24.4	363.0	340.4	807.2	105.8	50.9	736.0	802.9	1,695.6
Operations and Maintenance ("O&M")	185.9	12.2	85.4	0.6	284.1	384.1	24.8	178.4	1.2	588.4
Total Field Services Revenues	265.3	36.6	448.4	341.0	1,091.3	489.9	75.7	914.4	804.0	2,284.0
Total Revenues	$669.5	$579.2	$666.6	$866.6	$2,781.8	$1,339.7	$1,142.5	$1,338.7	$1,808.9	$5,629.7

Business Combinations

During the second fiscal quarter of 2017, the Company acquired Aquenta Consulting (NZ) Limited.  During the first fiscal quarter of 2016, the Company acquired J.L. Patterson & Associates.  These acquisitions were not material to the Company’s consolidated results for the first six months of fiscal 2017 or 2016.

Receivables

The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at March 31, 2017 and September 30, 2016, as well as certain other related information (in thousands):

	March 31, 2017	September 30, 2016
Components of receivables:
Amounts billed	$927,500	$1,110,042
Unbilled receivables and other	1,090,918	937,552
Retentions receivable	39,587	68,069
Total receivables, net	$2,058,005	$2,115,663
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$212,969	$235,203
Claims receivable	$26,169	$26,061

“Amounts billed” consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for doubtful accounts. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.

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

March 31, 2017

(continued)

“Claims receivable” are included in receivables in the accompanying Consolidated Balance Sheets and represent certain costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated.

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at March 31, 2017 and September 30, 2016 consist of the following (in thousands):

	March 31, 2017	September 30, 2016
Land	$16,643	$16,680
Buildings	90,942	91,194
Equipment	557,572	531,539
Leasehold improvements	214,113	221,437
Construction in progress	29,426	36,764
	908,696	897,614
Accumulated depreciation and amortization	(592,619)	(577,941)
	$316,077	$319,673

Restructuring and Other Charges

During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future.  We refer to these initiatives, in the aggregate, as the "2015 Restructuring".  These activities evolved and developed over time as management identified and evaluated opportunities for changes in the Company’s operations (and related areas of potential cost savings), as economic conditions changed and as the realignment of the Company’s operations into its four global lines of business was implemented.   Actions related to the 2015 Restructuring include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. We are not exiting any service types or client end-markets in connection with the 2015 Restructuring.  The 2015 Restructuring was substantially completed as of the end of the second fiscal quarter of 2017, with future expenses not expected to exceed $15 million.

The majority of the costs associated with the 2015 Restructuring are included in SG&A expense in the Consolidated Statements of Earnings. The following table summarizes the impact of the 2015 Restructuring on the Company's reportable segments for the three and six month periods ended March 31, 2017 and April 1, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Aerospace & Technology	$834	$239	$1,004	$2,435
Buildings & Infrastructure	8,315	601	16,223	15,567
Industrial	6,964	2,316	9,488	19,893
Petroleum & Chemicals	15,791	29,039	29,375	53,015
Corporate	20,362	3,173	27,917	12,841
Total	$52,266	$35,368	$84,007	$103,751

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2017

(continued)

The activity in the Company’s accrual for the 2015 Restructuring for the three and six month periods ended March 31, 2017 is as follows (in thousands):

Balance at September 30, 2016	$152,174
Charges	31,741
Payments	(44,166)
Balance at December 30, 2016	$139,749
Charges	52,266
Payments	(37,008)
Balance at March 31, 2017	$155,007

The following table summarizes the 2015 Restructuring by major type of restructuring costs for the three and six month periods ended March 31, 2017 and April 1, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Lease Abandonments	$27,992	$19,872	$44,601	$64,271
Involuntary Terminations	18,554	15,410	29,886	38,289
Outside Services	2,261	86	3,552	1,191
Other restructuring related	3,459	-	5,968	-
Total	$52,266	$35,368	$84,007	$103,751

Cumulative amounts incurred to date for the 2015 Restructuring by each major type of restructuring costs as of March 31, 2017 is as follows (in thousands):

Cumulative Amount Incurred to Date
Lease Abandonments	$227,813
Involuntary Terminations	170,798
Outside Services	23,684
Other restructuring related	6,811
Total	$429,106

Also, during the second fiscal quarter of 2017, the Company entered into strategic business restructuring activities associated with realignment of its Europe, U.K. and Middle East regional operations.  Pre-tax net charges of $22.6 million were recorded during the quarter associated mainly with net realizable value write-offs on contract accounts receivable of $16.5 million, with additional charges recorded for statutory redundancy and severance costs of $1.4 million and other liabilities of $4.7 million which are both expected to be paid or settled within the next 12 months. Further, management has determined that these business restructuring activities do not qualify for discontinued operations treatment in accordance with U.S. GAAP as the associated businesses were not material.

Collectively, the 2015 Restructuring and the above mentioned business restructuring activities in the Europe, U.K. and Middle East region are referred to as “Restructuring and other charges”.

Long-term Debt

Jacobs and certain of its subsidiaries have a $1.6 billion long-term unsecured, revolving credit facility (the “2014 Facility”) with a syndicate of large U.S. and international banks and financial institutions. The 2014 Facility provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion.

The total amount outstanding under the 2014 Facility in the form of direct borrowings at March 31, 2017 was $334.9 million. The Company has issued $2.5 million in letters of credit under the 2014 Facility, leaving $1.3 billion of available borrowing capacity

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2017

(continued)

under the 2014 Facility at March 31, 2017. In addition, the Company had issued $254.1 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $256.6 million at March 31, 2017.

The 2014 Facility expires in February 2020 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2014 Facility), borrowings under the 2014 Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit sub facility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company’s Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of euro currency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at March 31, 2017.

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

Certain cost-reimbursable contracts with government customers as well as certain commercial clients provide that contract costs are subject to audit and adjustment. In this situation, revenues are recorded at the time services are performed based upon the amounts we expect to realize upon completion of the contracts. Revenues are not recognized for non-recoverable costs. In those situations where an audit indicates that we may have billed a client for costs not allowable under the terms of the contract, we estimate the amount of such non-billable costs and adjust our revenues accordingly.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2017

(continued)

The following table sets forth pass-through costs included in revenues for each of the three and six months ended March 31, 2017 and April 1, 2016 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Pass-through costs included in revenues	$560,566	$601,129	$1,233,545	$1,271,460

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures and consortiums. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. Very few of our joint ventures have employees. None of our joint ventures have third-party debt or credit facilities. Our joint ventures, therefore, are simply mechanisms used to deliver engineering and construction services to clients. Rarely do they, in and of themselves, present any risk of loss to us or to our partners separate from those that we would carry if we were performing the contract on our own.  Our share of the losses associated with contracts held by the joint ventures is reflected in our consolidated financial statements as occurred.

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

Disclosures About Defined Pension Benefit Obligations

The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and six months ended March 31, 2017 and April 1, 2016 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Component:
Service cost	$2,184	$8,504	$4,400	$17,180
Interest cost	8,699	15,207	17,427	30,909
Expected return on plan assets	(15,527)	(18,926)	(31,115)	(38,433)
Amortization of previously unrecognized items	3,530	5,579	7,086	11,312
Settlement (gain) loss	41	(169)	84	(332)
Net periodic benefit cost	$(1,073)	$10,195	$(2,118)	$20,636

The decrease in periodic benefit costs for the three and six months ended March 31, 2017 as compared to the corresponding period last year was primarily due to the curtailment of our U.K. plans and the de-recognition of the U.S. pension plan for participating employees who were assigned to, and worked exclusively on, a specific operating contract with the U.S. federal

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2017

(continued)

government.  While these costs were fully reimbursed by the U.S. federal government pursuant to applicable cost accounting standards, net periodic pension costs of $1.1 million are included in our net periodic benefit costs table for the period ended March 31, 2017.

The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2017 (in thousands):

Cash contributions made during the first six months of fiscal 2017	$9,070
Cash contributions we expect to make during the remainder of fiscal 2017	10,122
Total	$19,192

Other Comprehensive Income

The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and SG&A expenses in the Company’s Consolidated Statements of Earnings for the three and six months ended March 31, 2017 and April 1, 2016 related to the Company’s defined benefit pension plans (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Amortization of Defined Benefit Items:
Actuarial losses	$(3,530)	$(4,307)	$(7,086)	$(8,768)
Prior service cost	78	59	155	120
Total Before Income Tax	(3,452)	(4,248)	(6,931)	(8,648)
Income Tax Benefit	799	1,015	1,602	2,061
Total reclassifications, after-tax	$(2,653)	$(3,233)	$(5,329)	$(6,587)

Income Taxes

The Company’s consolidated effective income tax rate for the three months ended March 31, 2017 declined to 27.0% from 29.9% for the corresponding period last year.  Contributing to the quarter over quarter decrease in the effective tax rate was a $3.3 million benefit realized in the second fiscal quarter of 2017 related to nontaxable income received by a foreign affiliate and a $1.9 million benefit realized from a favorable IRS audit adjustment claimed by the Company pertaining to the design of energy efficient buildings pursuant to Internal Revenue Code section 179D.  Also contributing to the decrease in the tax rate were changes in geographic income mix comprising the remaining difference in the year over year rate for the comparative three month periods.

During the second fiscal quarter of 2016, the Company realized certain discrete tax benefits associated with the release of a foreign tax reserve due to statute expiration.  In connection with the release of the foreign tax reserve, the Company also reversed $2.7 million of accrued interest expense and $5.1 million of accrued penalties, which is recorded in Other Income (Expense) in the Consolidated Statements of Earnings.

The Company’s consolidated effective income tax rate for the six months ended March 31, 2017 increased to 28.1% from 23.3% for the corresponding period last year.  The primary driver contributing to the year over year increase in the tax rate is the absence of an $11.2 million valuation allowance release in the first six months of fiscal 2016 pertaining to certain foreign net operating losses.

The amount of income taxes the Company pays is subject to ongoing audits by tax jurisdictions around the world. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Australia, Canada, India, the Netherlands, the United Kingdom and the United States. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time.  The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters.  However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2017

(continued)

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions of approximately $10 million (being realized as a reduction in income tax expense) as a result of concluding various tax audits and closing tax years.

Earnings Per Share and Certain Related Information

Basic and diluted earnings per share are computed using the two-class method, which is an earnings allocation method that determines earnings per share (“EPS”) for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings.  Net earnings used for the purpose of determining basic and diluted earnings per share is determined by taking net earnings, less earnings available to participating securities.  For the three months and six months ended March 31, 2017, the earnings available to participating securities were $0.6 million and $1.4 million, respectively.

The following table (i) reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three months ended March 31, 2017 and April 1, 2016; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Diluted:
Basic weighted average shares outstanding	119,484	120,216	119,416	120,554
Dilutive potential common shares (1)	2,230	927	2,385	1,000
Diluted weighted average shares outstanding	121,714	121,143	121,801	121,554

Antidilutive stock options and restricted stock	120	3,714	148	3,651
Shares of common stock issued from the exercise of stock options and the release of restricted stock	281	228	1,367	515

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.

Share Repurchases

On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million of the Company’s common stock. The following table summarizes the activity under this program from the authorization date (in thousands, except per-share amounts):

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000	$48.15	4,854	4,854

(1)	Includes commissions paid and calculated at the average price per share since the repurchase program authorization date.

Share repurchases may be executed through various means including, without limitation, open market transactions, privately negotiated transactions or otherwise. The share repurchase program does not obligate the Company to purchase any shares and expires

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2017

(continued)

on July 22, 2018. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing of share repurchases may depend upon market conditions, other uses of capital, and other factors.

Dividend Program

On December 1, 2016, the Company announced that the Board of Directors has approved the initiation of a cash dividend program.  A quarterly dividend of $0.15 per share was paid on March 17, 2017, to shareholders of record as of the close of business on February 17, 2017. On May 4, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on June 16, 2017 to shareholders of record as of the close of business on May 19, 2017.  Future dividend payments are subject to review and approval by the Company’s Board of Directors.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2017

(continued)

On December 7, 2009, the Judicial Council of California, Administrative Office of the Courts (“AOC”) initiated an action in the San Francisco County Superior Court against Jacobs Facilities Inc. (“JFI”) and Jacobs Project Management (“JPM”) and subsequently added Jacobs as a defendant.  The action arises out of a contract between AOC and JFI pursuant to which JFI provided regular maintenance and repairs at certain AOC court facilities. AOC has alleged, among other things, that the Jacobs entities are required under California’s Contractors’ State License Law (“CSLL”) to disgorge certain fees paid by AOC, and the Jacobs entities have, among other things, cross-claimed for unpaid sums for work performed.  On May 2, 2012, the jury returned a special verdict in favor of the Jacobs entities finding, among other things, JPM was owed approximately $4.7 million in unpaid fees and that JFI was not required to disgorge the approximate $18.3 million that AOC had paid for work performed.

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

General

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to March 31, 2017, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

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

Reorganization Under Lines of Business

During the second fiscal quarter of 2016, we reorganized our operations around four global lines of business (“LOB”), which also serve as our operating segments:  Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial. We determined that this new organization would better support the needs of managing each unique set of customers that fall within each segment.  As a result of the reorganization, we subsequently realigned our internal reporting structures to enable our Chief Executive Officer, who is also our Chief Operating Decision Maker (“CODM”), to evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments.  As part of the reorganization, the sales function, which had been managed centrally for many years, is now embedded in the new segments and reports to the respective LOB presidents.

Aerospace and Technology – We provide an in-depth range of scientific, engineering, construction, nuclear and technical support services to the aerospace, defense, technical and automotive industries in several countries. Long-term clients include the Ministry of Defence in the U.K., the UK Nuclear Decommissioning Authority, NASA, the U.S. Department of Defense (“DoD”), the U.S. Special Operations Command ("USSOCOM"), the U.S. Intelligence community, and the Australian Department of Defence. Specific to NASA, one of our major government customers in the U.S., is our ability to design, build, operate, and maintain highly complex facilities relating to space systems, including test and evaluation facilities, launch facilities, and support infrastructure.  We provide environmental characterization and restoration services to commercial and government customers both in the U.S. and U.K. This includes designing, building and operating high hazard remediation systems including for radiologically contaminated media.

In addition, we design and build aerodynamic, climatic, altitude and acoustic facilities in support of the automotive industry, as well as provide a wide range of services in the telecommunications market.

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

We offer project management, front-end studies, full engineering, procurement and construction management (“EPCM”) and engineering, procurement and construction (“EPC”) capabilities, and completions, commissioning and start-up services specializing in new plant construction, brownfield expansions, and sustaining capital and maintenance projects.  We are also able to deliver value to our mining clients by providing distinctive adjacent large infrastructure capabilities to support their mining operations.

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

Our construction activities include providing both construction management services and traditional field construction services to our clients.  Historically, our field construction activities focused primarily on those construction projects where we perform much of the related engineering and design work (EPC/EPCM).  However, we deliver construction-only projects when we have negotiated pricing and other contract terms we deem acceptable and which result in a fair return for the degree of risk we assume.

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

In addition, we provide our refining customers with feasibility/economic studies, technology evaluation and conceptual engineering, front end loading (FEED), detailed engineering, procurement, construction, maintenance and commissioning services.  We deliver installed EPC solutions as to grass root plants, expansions and revamps of existing units.  Our focus is on both the inside the battery limit (ISBL) processing units as well as utilities and off-sites.  We have engineering alliances and maintenance programs that span decades with core clients.  With the objective of driving our clients’ total installed costs down, we endeavor to leverage emerging market sourcing and high value engineering.  Our Comprimo Sulfur Solutions® is a significant technology for gas treatment and sulfur recovery plants around the world.

We provide services as to technically complex petrochemical facilities; from new manufacturing complexes, to expansions and modifications and management of plant relocations.  We have experience with many licensed technologies, integrated basic petrochemicals, commodity and specialty chemicals projects, and olefins, aromatics, synthesis gas and their respective derivatives.

Restructuring and Other Charges

During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the “2015 Restructuring”). The 2015 Restructuring was not completed in fiscal 2015, and actions related to the 2015 Restructuring continued into fiscal 2016 and 2017. Actions related to the 2015 Restructuring include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. The Company’s consolidated results of operations for the second fiscal quarters of 2017 and 2016 include $52.3 million and $35.4 million, respectively, and $84

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

million and $103.8 million for the six month periods ended March 31, 2017 and 2016, respectively, of pre-tax costs associated with the 2015 Restructuring.

The following table summarizes the major type of restructuring costs for the three and six month periods ended March 31, 2017 and April 1, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Lease Abandonments	$27,992	$19,872	$44,601	$64,271
Involuntary Terminations	18,554	15,410	29,886	38,289
Outside Services	2,261	86	3,552	1,191
Other restructuring related	3,459	-	5,968	-
Total	$52,266	$35,368	$84,007	$103,751

The 2015 Restructuring was substantially completed as of the end of the second fiscal quarter of 2017, with future expenses not expected to exceed $15 million.  The Company expects annual savings from the 2015 Restructuring upon its completion to approximate $285 million per year.

Also, during the second fiscal quarter of 2017, the Company entered into strategic business restructuring activities associated with realignment of its Europe, U.K. and Middle East regional operations.  Pre-tax net charges of $22.6 million were recorded during the quarter associated mainly with net realizable value write-offs on contract accounts receivable of $16.5 million, with additional charges recorded for statutory redundancy and severance costs of $1.4 million and other liabilities of $4.7 million which are both expected to be paid or settled within the next 12 months.  Further, management has determined that these business restructuring activities do not qualify for discontinued operations treatment in accordance with U.S. GAAP as the associated businesses were not material.

Collectively, the 2015 Restructuring and the above mentioned business restructuring activities in the Europe, U.K. and Middle East region are referred to as “Restructuring and other charges”.  The following table summarizes the effects of Restructuring and other charges in the Company’s consolidated results of operations for the three and six months period ended March 31, 2017 and April 1, 2016, respectively (in thousands, except for earnings per share):

	Three Months Ended			Six Months Ended
	March 31, 2017			March 31, 2017
	U.S. GAAP	Effects of Restructuring and Other Charges	Without Restructuring and Other Charges	U.S. GAAP	Effects of Restructuring and Other Charges	Without Restructuring and Other Charges
Revenue	$2,302,567	$16,529	$2,319,096	$4,854,171	$16,529	$4,870,700

Direct cost of contracts	1,883,283	(4,663)	1,878,620	4,015,575	(4,663)	4,010,912

Selling, general and administrative expenses	351,111	(51,033)	300,078	681,795	(82,774)	599,021

Total other (expense) income, net	(7,682)	1,233	(6,449)	(10,430)	1,233	(9,197)

Earnings Before Taxes	60,491	73,458	133,949	146,371	105,199	251,570
Income Tax (Expense) Benefit	(16,326)	(23,587)	(39,913)	(41,053)	(32,526)	(73,579)
Net earnings of the Group	44,165	49,871	94,036	105,318	72,673	177,991
Net Earnings Attributable to Non-controlling interests	5,853	(4,663)	1,190	5,236	(4,663)	573
Net earnings Attributable to Jacobs	$50,018	$45,208	$95,226	$110,554	$68,010	$178,564
Diluted earnings per share	$0.41	$0.37	$0.78	$0.91	$0.56	$1.47

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

	Three Months Ended			Six Months Ended
	April 1, 2016			April 1, 2016
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Selling, general and administrative expenses	$357,435	$(35,183)	$322,252	$738,459	$(103,566)	$634,893

Total other income (expense), net	3,675	185	3,860	2,012	185	2,197

Earnings Before Taxes	90,456	35,368	125,824	148,243	103,751	251,994
Income Tax (Expense) Benefit	(27,067)	(9,668)	(36,735)	(34,548)	(29,915)	(64,463)
Net earnings of the Group	63,389	25,700	89,089	113,695	73,836	187,531
Net Earnings Attributable to Non-controlling interests	1,861	—	1,861	(1,931)	—	(1,931)
Net earnings Attributable to Jacobs	$65,250	$25,700	$90,950	$111,764	$73,836	$185,600
Diluted earnings per share	$0.54	$0.21	$0.75	$0.92	$0.61	$1.53

Overview – Three and Six Months Ended March 31, 2017

The Company’s U.S. GAAP net earnings for the three months ended March 31, 2017 decreased by $15.2 million, or 23.3%, compared to the corresponding period last year. The Company’s U.S. GAAP net earnings for the six months ended March 31, 2017 decreased by $1.2 million, or 1.1%, compared to the corresponding period last year.   Excluding the effects of Restructuring and other charges, the Company’s adjusted net earnings for the three months ended March 31, 2017 totaled $95.2 million, representing an increase of $4.3 million, or 4.7%, from the corresponding second fiscal quarter period last year.  Excluding the effects of Restructuring and other charges, the Company’s adjusted net earnings for the six months ended March 31, 2017 totaled $178.6 million, representing a decreased of $7.0 million, or 3.8%, from the corresponding six month period last year.

Backlog at March 31, 2017 was $18.5 billion, and represents an increase of $0.2 billion over backlog at April 1, 2016. Excluding the effects of changes in currency exchange rates, backlog was up $0.5 billion, or 2.9%, as compared to the corresponding period last year.

Results of Operations

Net earnings for the second fiscal quarter of 2017 ended March 31, 2017 decreased $15.2 million, or 23.3%, to $50.0 million (or $0.41 per diluted share) from $65.3 million (or $0.54 per diluted share) for the corresponding period last year.  For the six months ended March 31, 2017 net earnings decreased $1.2 million, or 1.1%, to $110.6 million (or $0.91 per diluted share) from $111.8 million (or $0.92 per diluted share) for the corresponding period last year.  Excluding the effects of Restructuring and other charges occurring in the second fiscal quarter of 2017 and 2016, adjusted net earnings increased $4.3 million, or 4.7%, to $95.2 million (or $0.78 per diluted share) from $91.0 million (or $0.75 per diluted share) for the corresponding period last  year.  Excluding the effects of Restructuring and other charges occurring in the six months end March 31, 2017 and April 1, 2016, adjusted net earnings decreased $7.0 million, or 3.8%, to $178.6 million (or $1.47 per diluted share) from $185.6 million (or $1.53 per diluted share) for the corresponding period last year.

Total revenues for the second fiscal quarter of 2017 decreased by $479.2 million, or 17.2%, to $2.30 billion from $2.78 billion for the corresponding period last year.  For the six months ended March 31, 2017, total revenues decreased by $775.5 million, or 13.8%, to $4.85 billion from $5.63 billion for the corresponding period last year.  The decrease in revenues was due primarily to lower volumes in the Petroleum & Chemicals, Aerospace & Technology and Industrial LOB’s, partially offset by an increase in volume in the Buildings & Infrastructure LOB.   These lower volumes were driven mainly by lower field services volume, primarily with P&C customers and the timing of project completions versus new project timing.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Reconciliation of Segment Operating Profit to Total Operating Profit

The following table reconciles segment operating profit to total operating profit by including certain corporate-level expenses and expenses relating to Restructuring and other charges (in thousands).

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Segment Operating Profit	$148,736	$140,946	$287,401	$288,355
Unallocated corporate expenses	(8,338)	(18,797)	(26,634)	(38,373)
Restructuring and Other Charges	(72,225)	(35,368)	(103,966)	(103,751)
Total Operating Profit	$68,173	$86,781	$156,801	$146,231

Included in “Unallocated corporate expenses” in the above table are costs and expenses which relate to general corporate activities as well as corporate-managed benefit and insurance programs.  Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of our incentive compensation plans relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of purchased business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans.  In addition, “Unallocated corporate expenses” may also include from time to time certain adjustments to contract margins (both positive and negative) associated with projects where it has been determined, in the opinion of management, that such adjustments are not indicative of the performance of the related LOB.

“Unallocated corporate expenses” for the three months ended March 31, 2017 decreased $10.5 million, or 55.6% from the corresponding period last year.  For the six months ended March 31, 2017, “unallocated corporate expenses” decreased $11.7 million, or 30.6% from the corresponding period last year.  The decrease in unallocated corporate expenses for the three and six months ended March 31, 2017 as compared to the prior year comparable periods was driven primarily by lower pension costs associated with the curtailment of our U.K. plans and the de-recognition of the U.S. pension plan for participating employees who were assigned to, and worked exclusively on, a specific operating contract with the U.S. federal government.  Additionally, during the second fiscal quarter of 2017 approximately $6 million in corporate reserves were released in connection with the settlement of certain client contractual disputes.

“Restructuring and other charges” for the three months ended March 31, 2017 increased $36.9 million, or 104.2%, from the corresponding period last year.  For the six months ended March 31, 2017, “Restructuring and other charges” were $104.0 million and was essentially flat as compared to the corresponding period last year.  The increase for the three months ended March 31, 2017 was driven primarily by lease abandonments in California and Canada in connection with the 2015 Restructuring.  In addition, during the second fiscal quarter of 2017, the Company entered into strategic business restructuring activities associated with realignment of its Europe, U.K. and Middle East regional operations.  Pre-tax net charges of $22.6 million were recorded during the quarter associated mainly with net realizable value write-offs on contract accounts receivable of $16.5 million, with additional charges recorded for statutory redundancy and severance costs of $1.4 million and other liabilities of $4.7 million which are both expected to be paid or settled within the next twelve months.  Further, management has determined that these business restructuring activities do not qualify for discontinued operations treatment in accordance with U.S. GAAP as the associated businesses were not material.

Operating Results

In evaluating the Company’s performance by operating segment, the CODM reviews various metrics and statistical data for each LOB but focuses primarily on revenues and operating profit.  As discussed above, segment operating profit includes not only local SG&A expenses but the SG&A expenses of the Company’s support groups that have been allocated to the segments.  In addition, the Company attributes each LOB’s specific incentive compensation plan costs to the LOBs.  The revenues of certain LOBs are more affected by pass-through revenues than other LOBs.  The methods for recognizing revenue, incentive fees, project losses, and change orders are consistent among the LOBs.

Aerospace & Technology

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenue	$577,040	$669,464	$1,154,476	$1,339,655
Operating Profit	45,057	55,121	96,144	103,120

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Aerospace & Technology segment revenues for the three months ended March 31, 2017 was $577.0 million, down $92.4 million, or 13.8%, from $669.5 million for the corresponding period last year.  For the six months ended March 31, 2017, revenues for this segment were $1.15 billion, down $185.2 million, or 13.8%, from $1.34 billion for the corresponding period last year.  The decrease in revenues for both periods was mainly in our U.S. government business sector, where rebid losses and small business award preferences drove the declines.  Also, foreign currency impacts contributed approximately $7 million and $17 million of the revenue decline for the respective three month and six month period comparisons.

Operating profit for the segment was $45.1 million for the three months ended March 31, 2017, down $10.1 million, or 18.3% from $55.1 million for the corresponding period last year.  Operating profit for the six months ended March 31, 2017 was $96.1 million, down $7.0 million, or 6.8% from $103.1 million for the same period last year.  The decrease in operating profit for both periods was due primarily to the revenue declines in the U.S. government business sector mentioned above as well as $4 million in lower equity income reported from our U.K. joint venture based on lower project work levels year over year.

Buildings & Infrastructure

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenue	$585,242	$579,128	$1,165,859	$1,142,458
Operating Profit	43,987	42,463	82,784	82,915

Buildings & Infrastructure revenues for the three months ended March 31, 2017 increased $6.1 million, or 1.1%, to $585.2 million from $579.1 million for the corresponding period last year.  For the six months ended March 31, 2017, revenues increased $23.4 million, or 2.0%, to $1.17 billion from $1.14 billion for the corresponding period last year.  The increase in revenues for the three and six months ended March 31, 2017 as compared to the prior year comparable period was due mainly to U.S. client spending level increases in the project-management/construction-management (“PMCM”) market, offset in part by unfavorable impacts from foreign currency of $14 million and $30 million, respectively, for the three and six months ended March 31, 2017 as compared to the same periods in 2016.

Operating profit for Buildings & Infrastructure for the three months ended March 31, 2017 increased $1.5 million, or 3.6%, from $42.5 million to $44.0 million when compared to the corresponding period last year.  For the six months ended March 31, 2017, operating profit was $82.8 million and was essentially flat when compared to the corresponding period last year.  Increases in operating profit for both the three and six month periods ended March 31, 2017 associated mainly with the higher revenue levels in PMCM were largely offset by a contract settlement charge of $6 million during the second fiscal quarter of 2017.

Industrial

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenue	$582,458	$666,556	$1,334,196	$1,338,656
Operating Profit	24,073	12,417	49,202	39,772

Industrial revenues for the three months ended March 31, 2017 decreased $84.1 million, or 12.6%, to $582.5 million from $666.6 million for the corresponding period last year.  For the six months ended March 31, 2017 revenues were $1.33 billion and were essentially flat when compared to the corresponding period last year.  The decrease in revenues for the three months ended March 31, 2017, as compared to the corresponding period last year, was due mainly to a decline in the Field Services business of $86.8 million resulting from a drop in major capex and maintenance spending programs primarily related to customers in the oil and gas industry, as well as unfavorable impacts from foreign currency of $7 million.  On a six month basis, the decline in Field Services in the second fiscal quarter of 2017 was offset by increases in Industrial’s overall revenues for the first fiscal quarter of 2017 due mainly to increased client major capex spending in the Life Sciences business, partially offset by a decline in the Mining & Minerals business due to weaker market conditions and unfavorable impacts from foreign currency of $7 million.

Industrial operating profit for the three months ended March 31, 2017 increased $11.7 million, or 93.9%, to $24.1 million from $12.4 million for the corresponding period last year.  For the six months ended March 31, 2017, operating profit increased $9.4 million, or 23.7%, to $49.2 million from $39.8 million for the corresponding period last year.  The year over year comparisons of operating profit for the three and six months ended March 31, 2017 versus the 2016 periods were impacted by the unfavorable charges

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

in the second fiscal quarter of 2016 associated with litigation settlements and a customer bankruptcy amounting to $12.2 million.  Excluding these items, Industrial operating profit for the second fiscal quarter of 2017 was roughly flat with the second fiscal quarter of 2016, with Life Sciences showing higher incremental profitability based on higher volumes while offset by lower results in Field Services and Mining and Minerals based on lower revenues as described above.  Similarly, on a six month basis, Industrial operating profit for 2017 was down slightly by $2.8 million from 2016 due mainly to unfavorable results in Mining and Minerals and Field Services revenue declines being largely offset by improved profitability from the higher revenue levels in Life Sciences.

Petroleum & Chemicals

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenue	$557,827	$866,615	$1,199,640	$1,808,928
Operating Profit	35,619	30,945	59,271	62,548

Petroleum & Chemicals revenues for the three months ended March 31, 2017 decreased $308.8 million, or 35.6%, to $557.8 million from $866.6 million for the corresponding period last year.  For the six months ended March 31, 2017, revenues decreased $609.3 million, or 33.7%, to $1.20 billion from $1.81 billion for the corresponding period last year.  The decrease in revenues for the three and six months ended March 31, 2017 as compared to the prior year comparable periods, was due primarily to lower business volumes across the segment due to the completion or wind-down of several large projects with significant pass through revenue and the delay in the post FEED awards of larger strategic projects as clients continue to evaluate their capital spending plans while oil prices remain low.  This resulted in lower field service revenues versus the year ago periods.  Client investment spending continues primarily on compliance, maintenance and sustaining capital programs.  Additionally, unfavorable impacts from foreign currency of $9 million and $19 million, respectively, contributed to the revenue declines for the three and six month periods ended March 31, 2017 as compared to the same periods for 2016.

Operating profit for the three months ended March 31, 2017 increased $4.7 million, or 15.1%, to $35.6 million from $30.9 million for the corresponding period last year.  Despite lower business volumes mentioned above, the increase in operating profit for the three months ended March 31, 2017 as compared to the prior year comparable period was primarily due to SG&A savings of $9.5 million from restructuring efforts and a $9.9 million one-time benefit associated with changes in benefit plans in our India operations.  For the six months ended March 31, 2017, operating profit decreased $3.3 million, or 5.2%, to $59.3 million from $62.5 million for the corresponding period last year.  The decrease in operating profit for the six months ended March 31, 2017 as compared to the prior year comparable period was due mainly to the lower business volumes mentioned above, offset by significant SG&A savings of $21 million from the 2015 Restructuring and the $9.9 million benefit associated with the benefit plan changes in our India operations.

Consolidated Results

Direct costs of contracts for the second fiscal quarter of 2017 decreased $454.3 million, or 19.4%, to $1.9 billion from $2.3 billion for the corresponding period last year.  Direct costs of contracts for the six months ended March 31, 2017 decreased $729.4 million, or 15.4%, to $4.0 billion from $4.7 billion for the corresponding period last year.  Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Pass-through costs included in revenues for the second fiscal quarter of 2017 decreased $40.6 million, or 6.7%, to $560.6 million from $601.1 million for the corresponding period last year.  Pass-through costs included in revenues for the six months ended March 31, 2017 decreased $37.9 million, or 3.0%, to $1.2 billion from $1.3 billion for the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business. The decrease in pass-through costs for the three and six months ended March 31, 2017 was due primarily to a decrease in our field services activity.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

As a percentage of revenues, direct costs of contracts for the three and six months ended March 31, 2017 was 81.8% and 82.7%, respectively.  This compares to 84.0% and 84.3% for the three and six months ended April 1, 2016.  The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (e.g., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.  The reduction in cost relative to revenue is driven by 1) our strategic focus on realigning our portfolio to higher profit businesses (approximately two thirds of the reduction in costs relative to revenue) and 2) lower margin field services revenue as a percent of total revenue resulting in mix benefits (approximately one third of the reduction in costs relative to revenue).

SG&A expenses for the three months ended March 31, 2017 decreased $6.3 million, or 1.8%, to $351.1 million from $357.4 million for the corresponding period last year.  SG&A expenses for the six months ended March 31, 2017 decreased $56.7 million, or 7.7%, to $681.8 million from $738.5 million for the corresponding period last year.  The decrease in SG&A expenses for the three months ended March 31, 2017 as compared to the corresponding period last year was due primarily to higher savings associated with the 2015 Restructuring and other charges, mostly offset by higher year over year costs related to the 2015 Restructuring and other charges associated with our strategic business restructuring in our Europe, U.K. and Middle East regional operations. The decrease for the six months ended March 31, 2017 as compared to the corresponding period last year was due primarily to higher savings associated with Restructuring and other charges.  Excluding the impact of Restructuring and other charges, adjusted SG&A expenses for the second fiscal quarter of 2017 decreased $22.2 million, or 6.9%, to $300.1 million from $322.3 million for the corresponding period last year.  Also, adjusted SG&A expenses for the six months ended March 31, 2017 decreased $35.9 million, or 5.7%, to $599.0 million from $634.9 million for the corresponding period last year excluding Restructuring and other charges.

Net interest expense for the three months ended March 31, 2017 was $1.7 million as compared to net interest income of $0.1 million for the corresponding period last year.  Net interest expense for the six months ended March 31, 2017 was $3.7 million as compared to net interest expense of $1.3 million for the corresponding period last year.  The increase in interest expense for both the three and six months ended March 31, 2017 as compared to the corresponding period last year was due primarily to a reversal of $2.7 million of accrued interest expense related to the statute expiration of a foreign tax reserve recorded during the second fiscal quarter of 2016.

Miscellaneous expense for the three and six months ended March 31, 2017 was $6.0 million and $6.7 million, respectively. This compares to miscellaneous income of $3.6 million and $3.3 million, respectively, for the corresponding period last year.  The increase in miscellaneous expense for both the three and six months ended March 31, 2017 as compared to the corresponding period last year was due primarily to a reversal of $5.1 million of accrued penalties related to the statute expiration of a foreign tax reserve that was recorded during the second fiscal quarter of 2016 and $1.2 million in charges associated with the sale of a business from prior years.

The Company’s consolidated effective income tax rate for the three months ended March 31, 2017 declined to 27.0% from 29.9% for the corresponding period last year.  Contributing to the quarter over quarter decrease in the effective tax rate was a $3.3 million benefit realized in the second fiscal quarter of 2017 related to nontaxable income received by a foreign affiliate and a $1.9 million benefit realized from a favorable IRS audit adjustment claimed by the Company pertaining to the design of energy efficient buildings pursuant to Internal Revenue Code section 179D.  Also contributing to the decrease in the tax rate were changes in geographic income mix comprising the remaining difference in the year over year rate for the comparative three month periods.

During the second fiscal quarter of 2016, the Company realized certain discrete tax benefits associated with the release of a foreign tax reserve due to statute expiration.  In connection with the release of the foreign tax reserve, the Company also reversed $2.7 million of accrued interest expense and $5.1 million of accrued penalties, which is recorded in Other Income (Expense) in the Consolidated Statements of Earnings.

The Company’s consolidated effective income tax rate for the six months ended March 31, 2017 increased to 28.1% from 23.3% for the corresponding period last year.  The primary driver contributing to the year over year increase in the tax rate is the absence of an $11.2 million valuation allowance release in the first six months of fiscal 2016 pertaining to certain foreign net operating losses.

The amount of income taxes the Company pays is subject to ongoing audits by tax jurisdictions around the world. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Australia, Canada, India, the Netherlands, the United Kingdom and the United States. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time.  The Company

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

believes that it has adequately provided for reasonably foreseeable outcomes related to these matters.  However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions of approximately $10 million (being realized as a reduction in income tax expense) as a result of concluding various tax audits and closing tax years.

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

The following table summarizes our backlog at March 31, 2017 and April 1, 2016 (in millions):

	March 31, 2017	April 1, 2016

Aerospace & Technology	$5,490.7	$4,887.2
Buildings & Infrastructure	5,270.3	4,838.9
Industrial	2,361.2	3,304.3
Petroleum & Chemicals	5,334.7	5,179.4
Total	$18,456.9	$18,209.8

Our backlog increased $0.2 billion, or 1.4%, to $18.5 billion at March 31, 2017 from $18.2 billion at April 1, 2016. The $0.2 billion increase was due primarily to new awards from clients operating in the Buildings & Infrastructure LOB, U.S. federal government and the Chemicals industry partially offset by the cancellation of certain projects in the Life Sciences areas and an approximately $287.8 million reduction due to foreign exchange, and strong revenue associated with large pharma projects.

Backlog in Aerospace & Technology at March 31, 2017 was $5.5 billion, up $0.6 billion when compared to the corresponding period last year.  The year-over-year increase in backlog was primarily the result of new awards from the U.S. federal government.

Backlog in Building & Infrastructure at March 31, 2017 was $5.3 billion, up $0.4 billion when compared to the corresponding period last year.  The year-over-year increase in backlog was primarily the result of new awards in the U.S. Buildings and Infrastructure market.

Backlog in Industrial at March 31, 2017 was $2.4 billion, down $0.9 billion when compared to the corresponding period last year.  The year-over-year decrease in backlog was primarily the result of certain cancellations in the Life Sciences area and strong revenue burn associated with large pharma projects, and a significant impact associated with the effect of exchange rates.

Backlog in Petroleum & Chemicals at March 31, 2017 was $5.3 billion, up $0.2 billion when compared to the corresponding period last year.  Strong performance in chemicals backlog was somewhat mitigated by continuing weakness in the upstream market.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Liquidity and Capital Resources

At March 31, 2017, our principal sources of liquidity consisted of $674.6 million of cash and cash equivalents and $1.3 billion of available borrowing capacity under our $1.6 billion 2014 Facility; refer to the Note Long-term Debt in Notes to Consolidated Financial Statements appearing under Part 1, Item 1 of this Quarterly Report on Form 10-Q. We finance much of our operations and growth through cash generated by our operations.

During the six months ended March 31, 2017, our cash and cash equivalents increased by $18.9 million from $655.7 million at September 30, 2016 to $674.6 million at March 31, 2017. This compares to a net increase of $98.9 million of cash and cash equivalents during the six months ended April 1, 2016 from October 3, 2015 to April 1, 2016.

The four most significant factors contributing to the $80.0 million net decrease in cash and cash equivalents during the six months ended March 31, 2017 as compared to the six months ended April 1, 2016 are: (i) a $42.9 million decrease in cash flows relating to our working capital accounts; (ii) a $29.6 million increase in cash used in investing activities, (iii) a $8.4 million decrease in Group net earnings, offset in part by  (iv) a $29.7 million decrease in cash used in financing activities in fiscal 2017 as compared to fiscal 2016

Our operations provided net cash inflows of $201.0 million during the six months ended March 31, 2017. This compares to net cash inflows of $264.3 million for the corresponding period last year. The $63.3 million decrease in cash flows from operating activities during the six months ended March 31, 2017 as compared to the corresponding period last year was due primarily to a $42.9 million decrease in cash generated from changes within our working capital accounts (discussed below) and an $8.4 million decrease in Group net earnings.

With respect to the Company’s working capital accounts, the Company’s cash flows from operations are greatly affected by the cost-plus nature of our customer contracts. Because such a high percentage of our revenues is earned on cost-plus type contracts, and due to the significance of revenues relating to pass-through costs, most of the costs we incur are included in invoices we send to clients. Although we continually monitor our accounts receivable, we manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, accounts payable, and billings in excess of cost. Accounts payable consist of obligations to third parties relating primarily to costs incurred for projects which are generally billable to clients. Accounts receivable consist of amounts due from our clients of which a substantial portion are for project-related costs. Billings in excess of cost consist of billings to and payments from our clients for costs yet to be incurred.

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

We used $72.5 million of cash and cash equivalents for investing activities during the six months ended March 31, 2017 as compared to $43.0 million used during the corresponding period last year. The $29.6 million increase in cash used is primarily due to higher levels of acquisition activity and higher property and equipment purchases during the six months ended March 31, 2017.

Our financing activities resulted in net cash outlfows of $93.1 million during the six months ended March 31, 2017. This compares to net cash outflows of $122.8 million during the corresponding period last year. The $29.7 million decrease in cash used during the six months ended March 31, 2017 as compared to the corresponding period last year was due primarily to (i) $31.2 million in higher cash proceeds from issuances of common stock, (ii) $21.4 million less cash outflow from borrowing activities, offset in part by (iii) an $18.1 million cash dividend paid on March 17, 2017, to shareholders of record on the close of business on February 17, 2017.  The Company repurchased and retired 1.4 million and 1.8 million shares of its common stock at a cash cost of $81.2 million and $72.3 million, respectively, under its July 23, 2015 share repurchase program during the six month periods ended March 31, 2017 and April 1, 2016.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The Company had $674.6 million of cash and cash equivalents at March 31, 2017. Of this amount, approximately $106.4 million was held in the U.S. and $568.2 million was held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India) and is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 10—Income Taxes of Notes to Consolidated Financial Statements included in our 2016 Form 10-K), there are no material impediments to repatriating these funds to the U.S.

The Company had $256.6 million of letters of credit outstanding at March 31, 2017. Of this amount, $2.5 million was issued under the 2014 Facility and $254.1 million was issued under separate, committed and uncommitted letter-of-credit facilities.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, service our debt, and pay dividends for the next twelve months. We had $674.6 million in cash and cash equivalents at March 31, 2017, and our consolidated working capital position was $1.1 billion at that date. In addition, there was $1.3 billion of borrowing capacity remaining under the 2014 Facility at March 31, 2017. We believe that the capacity, terms and conditions of the 2014 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.

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

The Company’s management, with the participation of its Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the its Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s system of internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 is included in the Note Commitments and Contingencies included in the Notes to Consolidated Financial Statements appearing under Part I,—Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.

Please refer to Item 1A—Risk Factors in our 2016 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future.  There have been no material changes to those risk factors since the date of the 2016 Form 10-K, except for the risk factors described below and the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in our 2016 Form 10-K.

There can be no assurance that we will pay dividends on our common stock.

In December 2016, we announced that our Board of Directors approved initiation of a quarterly cash dividend program under which we have paid, and intend to continue paying, a regular quarterly dividend yielding approximately 1% per year starting in 2017.  The declaration, amount and timing of such dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends.  Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors that our Board of Directors may deem relevant.  A reduction in or elimination of our dividend payments and/or our dividend program could have a material negative effect on our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the second fiscal quarter of 2017.

Share Repurchases

A summary of repurchases of our common stock made during each fiscal month during the second fiscal quarter of 2017 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2016 through January 27, 2017	254	$58.13	254	$302,478
January 28, 2017 through February 24, 2017	358	57.62	358	281,860
February 25, 2017 through March 31, 2017	277	56.27	277	266,273
Total	889	$57.34	889	$266,273

(1)	Includes commissions paid.
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

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5.	Other Information.

None.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits.
(a)	Exhibits

3.1

Amended and Restated Bylaws of Jacobs Engineering Group Inc., dated January 19, 2017.  Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on January 24, 2017 and incorporated herein by reference.

10.1#

Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (as Amended and Restated on January 19, 2017).  Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 24, 2017 and incorporated herein by reference.

10.2#

Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan (as Amended and Restated on January 19, 2017).  Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 24, 2017 and incorporated herein by reference.

10.3#	Form of Restricted Stock Unit Award Agreement (awarded pursuant to the 1999 Outside Directors Stock Plan, as amended).
10.4#	Summary Description of Amendment to Restricted Stock Unit Award Agreements .
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan or arrangement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2017