Form 10-Q
period 2017-06-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2017-08-08
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Number of shares of common stock outstanding at July 26, 2017: 120,315,116

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2017 (Unaudited)	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$758,296	$655,716
Receivables	2,086,331	2,115,663
Prepaid expenses and other	95,608	93,091
Total current assets	2,940,235	2,864,470
Property, Equipment and Improvements, net	329,128	319,673
Other Noncurrent Assets:
Goodwill	2,900,819	3,079,628
Intangibles, net	310,416	336,922
Miscellaneous	764,161	759,329
Total other noncurrent assets	3,975,396	4,175,879
	$7,244,759	$7,360,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$3,020	$2,421
Accounts payable	553,744	522,427
Accrued liabilities	886,215	938,378
Billings in excess of costs	396,823	319,460
Total current liabilities	1,839,802	1,782,686
Long-term Debt	282,000	385,330
Other Deferred Liabilities	838,028	861,824
Commitments and Contingencies	—	—
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—120,267,039 shares and 120,950,899 shares as of June 30, 2017 and September 30, 2016, respectively	120,267	120,951
Additional paid-in capital	1,223,805	1,168,272
Retained earnings	3,664,970	3,586,647
Accumulated other comprehensive loss	(783,387)	(610,594)
Total Jacobs stockholders’ equity	4,225,655	4,265,276
Noncontrolling interests	59,274	64,906
Total Group stockholders’ equity	4,284,929	4,330,182
	$7,244,759	$7,360,022

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months and Nine Months Ended June 30, 2017 and July 1, 2016

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenues	$2,514,751	$2,693,873	$7,368,922	$8,323,570
Costs and Expenses:
Direct cost of contracts	(2,055,386)	(2,242,424)	(6,070,961)	(6,987,431)
Selling, general and administrative expenses	(330,890)	(341,893)	(1,012,685)	(1,080,352)
Operating Profit	128,475	109,556	285,276	255,787
Other Income (Expense):
Interest income	2,123	624	5,697	5,108
Interest expense	(4,054)	(4,572)	(11,327)	(10,315)
Miscellaneous income (expense), net	852	(2,801)	(5,879)	470
Total other (expense) income, net	(1,079)	(6,749)	(11,509)	(4,737)
Earnings Before Taxes	127,396	102,807	273,767	251,050
Income Tax Expense	(38,767)	(31,870)	(79,820)	(66,418)
Net Earnings of the Group	88,629	70,937	193,947	184,632
Net Earnings (Losses) Attributable to Noncontrolling Interests	403	(1,882)	5,639	(3,813)
Net Earnings Attributable to Jacobs	$89,032	$69,055	$199,586	$180,819
Net Earnings Per Share:
Basic	$0.74	$0.58	$1.65	$1.50
Diluted	$0.74	$0.57	$1.64	$1.49

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months and Nine Months Ended June 30, 2017 and July 1, 2016

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net Earnings of the Group	$88,629	$70,937	$193,947	$184,632
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	66,763	(35,840)	(179,320)	(35,094)
(Loss) gain on cash flow hedges	(4,386)	(459)	362	(872)
Change in pension liabilities	(13,991)	42,008	8,304	60,426
Other comprehensive income (loss) before taxes	48,386	5,709	(170,654)	24,460
Income Tax (Expense) Benefit:
Cash flow hedges	1,016	(69)	(90)	(65)
Change in pension liabilities	2,220	(8,706)	(2,049)	(12,893)
Income Tax Benefit (Expense):	3,236	(8,775)	(2,139)	(12,958)
Net other comprehensive income (loss)	51,622	(3,066)	(172,793)	11,502
Net Comprehensive Income of the Group	140,251	67,871	21,154	196,134
Net Earnings (Losses) Attributable to Noncontrolling Interests	403	(1,882)	5,639	(3,813)
Net Comprehensive Income Attributable to Jacobs	$140,654	$65,989	$26,793	$192,321

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2017 and July 1, 2016

(In thousands)

(Unaudited)

	For the Nine Months Ended
	June 30, 2017	July 1, 2016
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$193,947	$184,632
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization:
Property, equipment and improvements	52,718	63,447
Intangible assets	34,891	35,499
Loss on sales of business	822	—
Stock based compensation	32,128	25,786
Tax deficiency from stock based compensation	(2,742)	(177)
Equity in earnings of operating ventures, net	(2,378)	(12,776)
Losses on disposals of assets, net	1,150	13,152
Change in pension plan obligations	(17,220)	(8,546)
Gain on benefits plan change	(9,955)	—
Change in deferred compensation plans	181	741
Deferred income taxes	(20,152)	(25,771)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	44,163	291,784
Prepaid expenses and other current assets	(2,095)	34,265
Accounts payable	31,682	(92,089)
Accrued liabilities	(53,719)	(63,006)
Billings in excess of costs	70,974	6,486
Income taxes payable	23,161	9,462
Other deferred liabilities	(1,743)	(18,216)
Other, net	4,774	1,075
Net cash provided by operating activities	380,587	445,748
Cash Flows from Investing Activities:
Additions to property and equipment	(73,552)	(46,403)
Disposals of property and equipment	1,274	6,735
Purchases of investments	—	(3,406)
Acquisitions of businesses, net of cash acquired	(24,782)	(49,714)
Sales of business	(2,036)	—
Net cash used for investing activities	(99,096)	(92,788)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,065,289	1,329,050
Repayments of long-term borrowings	(1,169,763)	(1,427,140)
Proceeds from short-term borrowings	1,348	7,057
Repayments of short-term borrowings	(702)	(11,621)
Proceeds from issuances of common stock	53,290	26,498
Common stock repurchases	(97,180)	(102,439)
Excess tax benefits from stock based compensation	2,742	177
Cash dividends	(36,152)	—
Dividends paid to noncontrolling interests	(4,559)	(2,709)
Net cash used by financing activities	(185,687)	(181,127)
Effect of Exchange Rate Changes	6,776	(16,301)
Net Increase in Cash and Cash Equivalents	102,580	155,532
Cash and Cash Equivalents at the Beginning of the Period	655,716	460,859
Cash and Cash Equivalents at the End of the Period	$758,296	$616,391

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2017

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 30, 2017, and for the three and nine month periods ended June 30, 2017.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Please refer to Note 17—Definitions of Notes to Consolidated Financial Statements included in our 2016 Form 10-K for the definitions of certain terms used herein.

During the second fiscal quarter of 2017, the Company restructured certain employee welfare trust plans benefitting employees within its India operations by moving these plans under the legal ownership and operation of the Company’s legal entity structure in the region.  Historically, the Company structured these plans as separate, stand-alone entities outside of the Company’s consolidated legal entity framework.  As a result of these changes, the Company recorded a one-time, non-cash benefit of $9.9 million reported in Selling, general and administrative expense in its consolidated statement of income for the three months ended March 31, 2017, with corresponding assets in the plans associated with restricted investments of $7.7 million and employee loans receivable of $2.2 million, each of which are recorded in Miscellaneous Other non-current assets.

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

Goodwill and accumulated other comprehensive income in the Company’s September 30, 2016 consolidated balance sheet (which have not been adjusted) were each overstated by $209.9 million and were corrected in the first fiscal quarter of 2017 foreign currency translation adjustment.  Consequently, the correction was a direct component of the overall translation adjustment amount of $287.5 million that was reported for the first quarter of fiscal 2017.  These adjustments had no impact on the Company’s Consolidated Statements of Earnings or Cash Flows.  Also, for the three and nine months ended 2016, other comprehensive income was understated by $39.6 million and $41.9 million as a result of these misstatements.

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

New Accounting Standards

•	Revenue Recognition

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

The Company’s adoption activities will be performed over three phases: (i) assessment, (ii) design, and (iii) implementation. Our assessment phase is predominantly complete. The following are the potential significant differences identified during the assessment phase:

Performance Obligations

Under current U.S. GAAP the Company typically considers engineering and construction services as separate performance obligations. Under ASU 2014-09, the Company has determined, in most instances, it is likely that engineering and construction services will be required to be combined into a single performance obligation. In these instances, this will likely change the timing and pattern of revenue recognition.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Contract Modifications

In many instances, the Company enters into contracts for construction services subsequent to entering in to engineering services contracts. Under ASU 2014-09, the construction services contract may be deemed to modify the engineering contract, or may be required to be combined with the engineering contract. This modification or combination of contracts may result in a cumulative catchup adjustment, which will have an immediate impact on the Company’s results of operations in the period the contract combination or modification occurs. In addition, it will change the timing and pattern of revenue recognition after the period the contracts have been combined or modified.

The Company currently intends to adopt the new standard using the Modified Retrospective application. This standard could have a significant impact on the Company’s Consolidated Financial Statements and an administrative impact on its operations and will depend on the magnitude of the items discussed above. The Company will continue to evaluate the impact through the design and implementation phases.

•	Lease Accounting

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

•	Employee Share-Based Payment Accounting

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

The following tables present total revenues and operating profit for each reportable segment (in thousands) and include a reconciliation of segment operating profit to total USGAAP operating profit by including certain corporate-level expenses and expenses relating to Restructuring and Other Charges (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenues from External Customers:
Aerospace & Technology	$585,432	$667,785	$1,739,908	$2,007,440
Buildings & Infrastructure	647,252	553,546	1,813,111	1,696,004
Industrial	681,588	705,996	2,015,784	2,044,652
Petroleum & Chemicals	600,479	766,546	1,800,119	2,575,474
Total	$2,514,751	$2,693,873	$7,368,922	$8,323,570

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Operating Profit:
Aerospace & Technology	$50,591	$53,741	$146,735	$156,861
Buildings & Infrastructure (1)	56,173	50,168	138,957	133,083
Industrial	32,347	28,444	81,549	68,216
Petroleum & Chemicals	29,055	29,646	88,326	92,194
Total Segment Operating Profit	168,166	161,999	455,567	450,354
Other Corporate Expenses	(28,991)	(19,523)	(54,392)	(57,896)
Restructuring and Other Charges	(10,700)	(32,920)	(115,899)	(136,671)
Total USGAAP Operating Profit	128,475	109,556	285,276	255,787
Total Other (Expense) income	(1,079)	(6,657)	(10,276)	(4,460)
Total Other (Expense) income - Restructuring	—	(92)	(1,233)	(277)
Earnings Before Taxes	$127,396	$102,807	$273,767	$251,050

(1)	Excludes $1,246 and $23,844 in restructuring and other charges for the three and nine month periods ended June 30, 2017. See page 12.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following tables present total services revenues for each reportable segment for the three months and nine months ended June 30, 2017 and July 1, 2016 (in thousands).

	For the Three Months Ended					For the Nine Months Ended
	June 30, 2017					June 30, 2017
	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total
Technical Professional Services Revenues
Project Services	$317,343	$587,543	$234,670	$307,806	$1,447,362	$799,842	$1,633,543	$617,970	$1,020,407	$4,071,762
Process, Scientific, and Systems Consulting	121,450	—	—	11,016	132,466	506,250	—	—	27,416	533,666
Total Technical Professional Services Revenues	438,793	587,543	234,670	318,822	1,579,828	1,306,092	1,633,543	617,970	1,047,823	4,605,428
Field Services Revenues
Construction	23,228	56,067	352,002	281,390	712,687	78,005	168,526	1,118,697	751,932	2,117,160
Operations and Maintenance ("O&M")	123,411	3,642	94,916	267	222,236	355,811	11,042	279,117	364	646,334
Total Field Services Revenues	146,639	59,709	446,918	281,657	934,923	433,816	179,568	1,397,814	752,296	2,763,494
Total Revenues	$585,432	$647,252	$681,588	$600,479	$2,514,751	$1,739,908	$1,813,111	$2,015,784	$1,800,119	$7,368,922

	For the Three Months Ended					For the Nine Months Ended
	July 1, 2016					July 1, 2016
	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total
Technical Professional Services Revenues
Project Services	$35,311	$503,336	$222,263	$465,324	$1,226,234	$502,105	$1,570,143	$646,543	$1,402,110	$4,120,901
Process, Scientific, and Systems Consulting	371,954	—	—	15,335	387,289	790,533	—	—	47,825	838,358
Total Technical Professional Services Revenues	407,265	503,336	222,263	480,659	1,613,523	1,292,638	1,570,143	646,543	1,449,935	4,959,259
Field Services Revenues
Construction	7,278	37,518	378,289	285,795	708,880	77,464	88,383	1,114,312	1,124,293	2,404,452
Operations and Maintenance ("O&M")	253,242	12,692	105,444	92	371,470	637,338	37,478	283,797	1,246	959,859
Total Field Services Revenues	260,520	50,210	483,733	285,887	1,080,350	714,802	125,861	1,398,109	1,125,539	3,364,311
Total Revenues	$667,785	$553,546	$705,996	$766,546	$2,693,873	$2,007,440	$1,696,004	$2,044,652	$2,575,474	$8,323,570

Business Combinations

During the second fiscal quarter of 2017, the Company acquired Aquenta Consulting (NZ) Limited.  During the first fiscal quarter of 2016, the Company acquired J.L. Patterson & Associates.  These acquisitions were not material to the Company’s consolidated results for the first nine months of fiscal 2017 or 2016.

On May 19, 2017, the Company entered into an agreement with Saudi Aramco to form a 50/50 Saudi Arabia-based joint venture company to provide professional program and construction management (PMCM) services for social infrastructure projects throughout Saudi Arabia and across the Middle East and North Africa. The venture is scheduled to commence start-up operations in fourth quarter fiscal 2017. Initial funding commitments from each of the partners include $6.5 million in capital contributions and $7.0 million in partner loans which are expected to be executed during fourth quarter fiscal 2017 or early fiscal 2018. The partners have also committed up to an additional $7.0 million each for future loans to the joint venture.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Receivables

The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at June 30, 2017 and September 30, 2016, as well as certain other related information (in thousands):

	June 30, 2017	September 30, 2016
Components of receivables:
Amounts billed	$934,769	$1,110,042
Unbilled receivables and other	1,118,776	937,552
Retentions receivable	32,786	68,069
Total receivables, net	$2,086,331	$2,115,663
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$224,284	$235,203
Claims receivable	$17,830	$26,061

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

Property, Equipment and Improvements, Net

Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at June 30, 2017 and September 30, 2016 consist of the following (in thousands):

	June 30, 2017	September 30, 2016
Land	$16,850	$16,680
Buildings	91,745	91,194
Equipment	587,225	531,539
Leasehold improvements	217,840	221,437
Construction in progress	25,817	36,764
	939,477	897,614
Accumulated depreciation and amortization	(610,349)	(577,941)
	$329,128	$319,673

Restructuring and Other Charges

During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future.  We refer to these initiatives, in the aggregate, as the "2015 Restructuring".  These activities evolved and developed over time as management identified and evaluated opportunities for changes in the Company’s operations (and related areas of potential cost savings), as economic conditions changed and as the realignment of the Company’s operations into its four global lines of business was implemented.   Actions related to the 2015 Restructuring included involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. We did not exit any service types or client end-

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

markets in connection with the 2015 Restructuring.  While the 2015 Restructuring was substantially completed in fiscal second quarter 2017, approximately $9.5 million in additional costs associated with previously identified restructuring activities were recognized during the third quarter for accounting purposes.

The majority of the costs associated with the 2015 Restructuring are included in SG&A expense in the Consolidated Statements of Earnings. The following table summarizes the impacts of the 2015 Restructuring on the Company's reportable segment income by line of business for the three and nine month periods ended June 30, 2017 and July 1, 2016  (in thousands):

	Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Aerospace & Technology	$—	$1,924	$1,004	$4,359
Buildings & Infrastructure	7,266	2,245	22,089	17,812
Industrial	(220)	1,658	9,268	21,551
Petroleum & Chemicals	(458)	21,774	28,917	74,789
Corporate	2,866	5,319	30,783	18,160
Total	$9,454	$32,920	$92,061	$136,671

The activity in the Company’s accrual for the 2015 Restructuring for the three and nine month periods ended June 30, 2017 is as follows (in thousands):

Balance at September 30, 2016	$152,174
Charges	92,061
Payments	(101,432)
Balance at June 30, 2017	$142,803

The following table summarizes the 2015 Restructuring by major type of restructuring costs for the three and nine month periods ended June 30, 2017 and July 1, 2016 (in thousands):

	Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Lease Abandonments	$2,712	$10,300	$47,313	$74,571
Involuntary Terminations	4,120	20,359	32,606	58,648
Outside Services	684	2,076	4,236	3,267
Other restructuring related	1,938	185	7,906	185
Total	$9,454	$32,920	$92,061	$136,671

Cumulative amounts incurred to date for the 2015 Restructuring by each major type of restructuring costs as of June 30, 2017 is as follows (in thousands):

Lease Abandonments	$230,525
Involuntary Terminations	173,518
Outside Services	24,368
Other restructuring related	8,749
Total	$437,160

Also, during the second fiscal quarter of 2017, the Company entered into strategic business restructuring activities associated with realignment of its Europe, U.K. and Middle East regional operations in our B&I segment.  Pre-tax net charges of $22.6 million were recorded associated mainly with net realizable value write-offs on contract accounts receivable of $16.5 million, with additional charges recorded for statutory redundancy and severance costs of $1.4 million and other liabilities of $4.7 million which are both expected to be paid or settled within the next 12 months.  Additional charges of $1.2 million were recorded under this business exit during third quarter fiscal 2017 associated mainly with contract accounts receivable charges. Further, management has determined that these business restructuring activities do not qualify for discontinued operations treatment in accordance with U.S. GAAP as the associated businesses were not material.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

The total amount outstanding under the 2014 Facility in the form of direct borrowings at June 30, 2017 was $282.0 million. The Company has issued $2.5 million in letters of credit under the 2014 Facility, leaving $1.3 billion of available borrowing capacity under the 2014 Facility at June 30, 2017. In addition, the Company had issued $35.8 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $38.3 million at June 30, 2017.

The 2014 Facility expires in February 2020 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the 2014 Facility. Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2014 Facility), borrowings under the 2014 Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The 2014 Facility also provides for a financial letter of credit sub facility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company’s Consolidated Leverage Ratio. Amounts outstanding under the 2014 Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of euro currency loans. The 2014 Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the 2014 Facility contains customary events of default. We were in compliance with our debt covenants at June 30, 2017.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

When we are directly responsible for subcontractor labor or third-party materials and equipment, we reflect the costs of such items in both revenues and costs. On those projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not reflected in either revenues or costs.

The following table sets forth pass-through costs included in revenues for each of the three and nine months ended June 30, 2017 and July 1, 2016 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Pass-through costs included in revenues	$628,070	$616,160	$1,861,615	$1,887,620

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

Defined Pension Benefit Obligations

The following table presents the components of net periodic benefit cost recognized in earnings during each of the three and nine months ended June 30, 2017 and July 1, 2016 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Component:
Service cost	$2,349	$5,081	$6,749	$22,261
Interest cost	9,357	14,568	26,786	45,477
Expected return on plan assets	(16,722)	(19,723)	(47,837)	(58,156)
Amortization of previously unrecognized items	3,770	3,249	10,858	14,323
Settlement loss (gain)	51	(150)	135	(244)
Net periodic benefit (income) cost	$(1,195)	$3,025	$(3,309)	$23,661

The decrease in periodic benefit costs for the three and nine months ended June 30, 2017 as compared to the corresponding period last year was primarily due to the curtailment of our U.K. plans and the de-recognition of the U.S. pension plan for

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

participating employees who were assigned to, and worked exclusively on, a specific operating contract with the U.S. federal government.

The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2017 (in thousands):

Cash contributions made during the first nine months of fiscal 2017	$13,911
Cash contributions we expect to make during the remainder of fiscal 2017	5,445
Total	$19,356

Other Comprehensive Income

The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and SG&A expenses in the Company’s Consolidated Statements of Earnings for the three and nine months ended June 30, 2017 and July 1, 2016 related to the Company’s defined benefit pension plans (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Amortization of Defined Benefit Items:
Actuarial losses	$(3,770)	$(2,097)	$(10,858)	$(10,866)
Prior service cost	80	61	235	182
Total Before Income Tax	(3,690)	(2,036)	(10,623)	(10,684)
Income Tax Benefit	837	572	2,440	2,634
Total reclassifications, after-tax	$(2,853)	$(1,464)	$(8,183)	$(8,050)

Income Taxes

The Company’s consolidated effective income tax rate for the three months ended June 30, 2017 was 30.4%, a decrease from 31.0% for the corresponding period last year.  This decline was mainly attributable to increased year over year benefits from favorable changes in geographic income mix. On a comparative basis, the favorable impact of these changes in geographic mix was partially offset by the absence of net favorable rate impacts in third quarter fiscal 2016 relating to discrete tax items consisting of 1) a favorable income tax reserve release of $4.5 million due to the expiration of statute of limitations, 2) a $5.7 million benefit related to an amended tax return to claim additional benefits for foreign tax credits and a US IRC section 179D deduction, and 3) an offsetting unfavorable $8.8 million in return to accrual adjustments.

The Company’s consolidated effective income tax rate for the nine months ended June 30, 2017 increased to 29.2% up from 26.5% for the corresponding period last year.  The primary driver contributing to the year over year increase was the absence of an $11.2 million valuation allowance release in the first nine months of fiscal 2016 pertaining to certain foreign net operating losses, as well as the absence of the third quarter fiscal 2016 discrete items mentioned above.  The unfavorable comparative impact of these items were offset in part by favorable changes in geographic income mix during the nine months fiscal 2017 and a $3.3 million favorable benefit of nontaxable income received by a foreign affiliate in second quarter fiscal 2017.

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

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions of approximately $11.0 million as a result of concluding various tax audits and closing tax years.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Earnings Per Share and Certain Related Information

Basic and diluted earnings per share are computed using the two-class method, which is an earnings allocation method that determines earnings per share (“EPS”) for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings.  Net earnings used for the purpose of determining basic and diluted earnings per share is determined by taking net earnings, less earnings available to participating securities.  For the three months and nine months ended June 30, 2017, the earnings available to participating securities were $1.0  million and $2.3 million, respectively.

The following table (i) reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and nine months ended June 30, 2017 and July 1, 2016; (ii) provides information regarding the number of non-qualified stock options and shares of restricted stock that were antidilutive and therefore disregarded in calculating the weighted average number of shares outstanding used in computing diluted EPS; and (iii) provides the number of shares of common stock issued from the exercise of stock options and the release of restricted stock (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Diluted:
Basic weighted average shares outstanding	119,206	119,850	119,360	120,330
Dilutive potential common shares (1)	1,873	1,596	2,207	1,198
Diluted weighted average shares outstanding	121,079	121,446	121,567	121,528

Antidilutive stock options and restricted stock	460	2,152	107	2,871
Shares of common stock issued from the exercise of stock options and the release of restricted stock	606	534	1,973	1,049

(1)	Diluted earnings per share include any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.

Share Repurchases

On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million of the Company’s common stock. The following table summarizes the activity under this program from the authorization date (in thousands, except per-share amounts):

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000	$48.44	5,156	5,156

(1)	Includes commissions paid and calculated at the average price per share since the repurchase program authorization date.

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

Dividend Program

On December 1, 2016, the Company announced that the Board of Directors has approved the initiation of a cash dividend program.  A quarterly dividend of $0.15 per share was paid on June 16, 2017, to shareholders of record as of the close of business on May 19, 2017. On July 18, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on September 1, 2017 to shareholders of record as of the close of business on August 4, 2017.  Future dividend payments are subject to review and approval by the Company’s Board of Directors.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Subsequent Events

Merger Agreement

On August 1, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CH2M HILL Companies, Ltd. (“CH2M”), and Basketball Merger Sub Inc., a direct wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to and subject to the terms and conditions of the Merger Agreement, (i) Merger Sub will merge with and into CH2M, with CH2M continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company (the “Merger”) and (ii) each outstanding share of common stock of CH2M will be converted into the right to receive, at the election of the holder thereof in accordance with, and subject to, the terms, conditions and procedures set forth in the Merger Agreement, in each case without interest the following consideration: (a) the combination of (x) $52.85 in cash and (y) 0.6677 shares of common stock, par value $1.00 per share, of the Company; (b) $88.08 in cash; or (c) 1.6693 shares of the Company’s common stock.

The Company expects to finance the $2.4 billion in cash required for the transaction through a combination of cash on hand, borrowings under the Company’s existing revolving credit facility and $1.2 billion of new committed 3-year term debt. The Merger is subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by CH2M stockholders.

Commitment Letters

On August 1, 2017, the Company entered into a commitment letter pursuant to which BNP Paribas, BNP Paribas Securities Corp. and The Bank of Nova Scotia committed to provide a three-year senior unsecured delayed-draw term loan facility in an aggregate principal amount of $1.2 billion to finance the Merger, subject to customary conditions.

On August 1, 2017, the Company entered into a commitment letter with BNP Paribas, BNP Paribas Securities Corp. and The Bank of Nova Scotia in order to backstop its existing revolving credit facility in the event that the Company is not able to obtain the certain consents to its existing revolving credit agreement, subject to customary conditions.

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

General

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to June 30, 2017, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

Restructuring and Other Charges

During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future (the “2015 Restructuring”). The 2015 Restructuring was not completed in fiscal 2015, and actions related to the 2015 Restructuring continued into fiscal 2016 and 2017. Actions related to the 2015 Restructuring include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. The Company’s consolidated results of operations for the third fiscal quarters of 2017 and 2016 include $9.5 million and $32.9 million, respectively, and $92.1 million and $136.7 million for the nine month periods ended June 30, 2017 and 2016, respectively, of pre-tax costs associated with the 2015 Restructuring.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes the major type of restructuring costs under the 2015 Restructuring for the three and nine month periods ended June 30, 2017 and July 1, 2016 (in thousands):

	Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Lease Abandonments	$2,712	$10,300	$47,313	$74,571
Involuntary Terminations	4,120	20,359	32,606	58,648
Outside Services	684	2,076	4,236	3,267
Other restructuring related	1,938	185	7,906	185
Total	$9,454	$32,920	$92,061	$136,671

While the 2015 Restructuring was substantially completed in fiscal second quarter 2017, approximately $9.5 million in additional costs associated with previously identified restructuring activities were recognized this quarter for accounting purposes. The Company expects annual savings from the 2015 Restructuring upon its completion to approximate $285 million per year.

Also, during the second fiscal quarter of 2017, the Company entered into strategic business restructuring activities associated with realignment of its Europe, U.K. and Middle East regional operations in our B&I segment.  Pre-tax net charges of $22.6 million were recorded associated mainly with net realizable value write-offs on contract accounts receivable of $16.5 million, with additional charges recorded for statutory redundancy and severance costs of $1.4 million and other liabilities of $4.7 million which are both expected to be paid or settled within the next 12 months.  Additional charges of $1.2 million were recorded under this business exit during third quarter fiscal 2017 associated mainly with contract accounts receivable charges. Further, management has determined that these business restructuring activities do not qualify for discontinued operations treatment in accordance with U.S. GAAP as the associated businesses were not material.

Collectively, the 2015 Restructuring and the above mentioned business restructuring activities in the Europe, U.K. and Middle East region are referred to as “Restructuring and Other Charges”.  The following table summarizes the effects of Restructuring and Other Charges in the Company’s consolidated results of operations for the three and nine months period ended June 30, 2017 and July 1, 2016, respectively (in thousands, except for earnings per share):

	Three Months Ended			Nine Months Ended
	June 30, 2017			June 30, 2017
	U.S. GAAP	Effects of Restructuring and Other Charges	Without Restructuring and Other Charges	U.S. GAAP	Effects of Restructuring and Other Charges	Without Restructuring and Other Charges
Revenues	$2,514,751	$997	$2,515,748	$7,368,922	$17,526	$7,386,448
Direct cost of contracts	2,055,386	(249)	2,055,137	6,070,961	(4,913)	6,066,048
Selling, general and administrative expenses	330,890	(9,454)	321,436	1,012,685	(92,228)	920,457
Total other (expense) income, net	(1,079)	—	(1,079)	(11,509)	1,233	(10,276)
Earnings Before Taxes	127,396	10,700	138,096	273,767	115,900	389,667
Income Tax (Expense) Benefit	(38,767)	(4,158)	(42,925)	(79,820)	(36,683)	(116,503)
Net earnings of the Group	88,629	6,542	95,171	193,947	79,217	273,164
Net Earnings (Losses) Attributable to Noncontrolling Interests	403	(249)	154	5,639	(4,913)	726
Net earnings Attributable to Jacobs	$89,032	$6,293	$95,325	$199,586	$74,304	$273,890
Diluted earnings per share	$0.74	$0.05	$0.79	$1.64	$0.61	$2.25

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

	Three Months Ended			Nine Months Ended
	July 1, 2016			July 1, 2016
	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring	U.S. GAAP	Effects of 2015 Restructuring	Without 2015 Restructuring
Revenues	$2,693,873	$—	$2,693,873	$8,323,570	$—	$8,323,570
Direct cost of contracts	2,242,424	—	2,242,424	6,987,431	—	6,987,431
Selling, general and administrative expenses	341,893	(32,828)	309,065	1,080,352	(136,394)	943,958
Total other income (expense), net	(6,749)	92	(6,657)	(4,737)	277	(4,460)
Earnings Before Taxes	102,807	32,920	135,727	251,050	136,671	387,721
Income Tax (Expense) Benefit	(31,870)	(7,148)	(39,018)	(66,418)	(37,063)	(103,481)
Net earnings of the Group	70,937	25,772	96,709	184,632	99,608	284,240
Net Earnings (Losses) Attributable to Noncontrolling Interests	(1,882)	—	(1,882)	(3,813)	—	(3,813)
Net earnings Attributable to Jacobs	$69,055	$25,772	$94,827	$180,819	$99,608	$280,427
Diluted earnings per share	$0.57	$0.21	$0.78	$1.49	$0.82	$2.31

Overview – Three and Nine Months Ended June 30, 2017

Net earnings for the third fiscal quarter of 2017 ended June 30, 2017 were $89.0 million (or $0.74 per diluted share), an increase of $20.0 million, or 28.9%, from $69.1 million (or $0.57 per diluted share) for the corresponding period last year.  For the nine months ended June 30, 2017 net earnings were $199.6 million (or $1.64 per diluted share), an increase of $ 18.8 million, or 10.4%, from $180.8 million (or $1.49 per diluted share) for the corresponding period last year.  Excluding the effects of Restructuring and Other Charges occurring in the third fiscal quarter of 2017 and 2016, adjusted net earnings were $95.3 million (or $0.79 per diluted share), an increase of $0.5 million, or 0.5%, from $94.8 million (or $0.78 per diluted share) for the corresponding period last  year.  Excluding the effects of Restructuring and Other Charges occurring in the nine months ended June 30, 2017 and July 1, 2016, adjusted net earnings were $$273.9 million (or $2.25 per diluted share), a decrease of $ 6.5 million, or 2.3%, from $280.4 million (or $2.31 per diluted share) for the corresponding period last year.

Results of Operations

Total revenues for the third fiscal quarter of 2017 were $2.51 billion, a decrease of $179.1 million, or 6.6% from $2.69 billion for the corresponding period last year.  For the nine months ended June 30, 2017, total revenues were $7.37 billion, a decrease of $954.6 million, or 11.5%, from $8.32 billion for the corresponding period last year.  The decrease in revenues was due primarily to lower volumes in the Petroleum & Chemicals, Aerospace & Technology and Industrial LOB’s, partially offset by an increase in volume in the Buildings & Infrastructure LOB.   These lower volumes were driven mainly by lower field services volume, primarily with P&C customers and the timing of project completions versus new project timing.

Direct costs of contracts for the third fiscal quarter of 2017 were $2.1 billion, a decrease of 187.0 million, or 8.3%, from $2.2 billion for the corresponding period last year.  Direct costs of contracts for the nine months ended June 30, 2017 were $6.1 billion, a decrease of $916.5 million, or 13.1%, from $7.0 billion for the corresponding period last year.  Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Pass-through costs included in revenues for the third fiscal quarter of 2017 were $628.1 million, an increase of $11.9 million, or 1.9%, from $616.2 million for the corresponding period last year.  Pass-through costs included in revenues for the nine months ended June 30, 2017 were $1.9 billion and in line with amounts in the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

As a percentage of revenues, direct costs of contracts for the three and nine months ended June 30, 2017 was 81.7% and 82.4%, respectively.  This compares to 83.2% and 83.9% for the three and nine months ended July 1, 2016.  The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (e.g., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through cost arrangements typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a proportionate increase or decrease in our gross margins and operating profit.  The reduction in cost relative to revenue is driven by both 1) our strategic focus on realigning our portfolio to higher profit businesses and 2) a reduction in field services revenue, which tends to have a lower margin, as a percent of total revenue resulting in higher margin overall.

SG&A expenses for the three months ended June 30, 2017 were $330.9 million, a decrease of $11.0 million, or 3.2%, from $341.9 million for the corresponding period last year.  SG&A expenses for the nine months ended June 30, 2017 were $1,012.7 million, a decrease of $67.7 million, or 6.3%, from $1,080.4 million for the corresponding period last year.  The decrease in SG&A expenses for the three month comparative periods was due mainly to lower Restructuring and Other Charges of $22.2 million and related savings from the 2015 Restructuring of $15.9 million, partly offset by approximately $27 million in higher costs due mainly to personnel related costs and professional service fees. The decrease in SG&A expenses for the nine month comparative periods was due mainly to lower Restructuring and Other Charges of $20.8 million and related savings from the 2015 Restructuring of $82.0 million, partly offset by approximately $35.0 million in higher costs due mainly to personnel related costs and professional service fees.

Net interest expense for the three months ended June 30, 2017 was $1.9 million, a decrease of $2.0 million from $3.9 million for the corresponding period last year.  Net interest expense for the nine months ended June 30, 2017 was $5.6 million, an increase of $0.4 million from $5.2 million for the corresponding period last year.  The decrease in interest expense for the three months ended June 30, 2017 as compared to the corresponding period last year was due primarily to an increase in interest income of $1.5 million. The increase in interest expense for the nine months ended June 30, 2017 as compared to the corresponding period last year was due primarily to a reversal of $2.7 million of accrued interest expense related to the statute expiration of a foreign tax reserve, which did not recur in fiscal 2017, offset by a $0.6 million increase in interest income and a reduction of $1.0 million in interest expense related to an international tax liability and a $0.5 million reduction in miscellaneous interest expense.

Miscellaneous income (expense), net for the three months ended June 30, 2017 was $0.9 million, in comparison to $(2.8) million for the corresponding period last year.  This change was due primarily to gains on sale of office space in our India and U.S. operations of $2.0 million, lower year over year foreign exchange losses and other during the 2017 period. For the nine months ended June 30, 2017, miscellaneous income (expense) was $(5.9) million, as compared to $0.5 million for the corresponding period last year.  This change was due primarily to a reversal in fiscal 2016 of $5.1 million of accrued penalties related to the statute expiration of a foreign tax reserve, which did not recur in fiscal 2017.

The Company’s consolidated effective income tax rate for the three months ended June 30, 2017 was 30.4%, down from 31.0% for the corresponding period last year. This decline was mainly attributable to increased year over year benefits from favorable changes in geographic income mix for the three month. On a comparative basis, the favorable impact of the changes in geographic mix was partially offset by the absence of net favorable rate impacts in third quarter fiscal 2016 discrete tax items consisting of 1) a favorable income tax reserve release of $4.5 million due to the expiration of a statute of limitations, 2) a $5.7 million benefit related to an amended tax return to claim additional benefits for foreign tax credits and a US IRC section 179D deduction and 3) an offsetting unfavorable $8.8 million in return to accrual adjustments.

The Company’s consolidated effective income tax rate for the nine months ended June 30, 2017 increased to 29.2% from 26.5% for the corresponding period last year. The primary driver contributing to this increase was the absence of an $11.2 million valuation allowance release in the first nine months of fiscal 2016 pertaining to certain foreign net operating losses, as well as the absence of the third quarter fiscal 2016 discrete items mentioned above. The unfavorable comparative impact of these items were offset in part by favorable changes in geographic income mix during the nine months fiscal 2017 and a $3.3 million favorable benefit of nontaxable income received by a foreign affiliate in second quarter fiscal 2017.

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

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions of approximately $11.0 million (being realized as a reduction in income tax expense) as a result of concluding various tax audits and closing tax years.

Segment Financial Information

The following table provides selected financial information for our operating segments and includes a reconciliation of segment operating profit to total USGAAP operating profit by including certain corporate-level expenses and expenses relating to Restructuring and Other Charges (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenues from External Customers:
Aerospace & Technology	$585,432	$667,785	$1,739,908	$2,007,440
Buildings & Infrastructure	647,252	553,546	1,813,111	1,696,004
Industrial	681,588	705,996	2,015,784	2,044,652
Petroleum & Chemicals	600,479	766,546	1,800,119	2,575,474
Total	$2,514,751	$2,693,873	$7,368,922	$8,323,570

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Operating Profit:
Aerospace & Technology	$50,591	$53,741	$146,735	$156,861
Buildings & Infrastructure (1)	56,173	50,168	138,957	133,083
Industrial	32,347	28,444	81,549	68,216
Petroleum & Chemicals	29,055	29,646	88,326	92,194
Total Segment Operating Profit	168,166	161,999	455,567	450,354
Other Corporate Expenses	(28,991)	(19,523)	(54,392)	(57,896)
Restructuring and Other Charges	(10,700)	(32,920)	(115,899)	(136,671)
Total USGAAP Operating Profit	128,475	109,556	285,276	255,787
Total Other (Expense) income	(1,079)	(6,657)	(10,276)	(4,460)
Total Other (Expense) income - Restructuring	—	(92)	(1,233)	(277)
Earnings Before Taxes	$127,396	$102,807	$273,767	$251,050

(1)	Excludes $1,246 and $23,844 in restructuring and other charges for the three and nine month periods ended June 30, 2017.

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

Aerospace & Technology

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue	$585,432	$667,785	$1,739,908	$2,007,440
Operating Profit	50,591	53,741	146,735	156,861

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Aerospace & Technology segment revenues for the three months ended June 30, 2017 was $585.4 million, down $82.4 million, or 12.3%, from $667.8 million for the corresponding period last year.  For the nine months ended June 30, 2017, revenues for this segment were $1.74 billion, down $267.5 million, or 13.3%, from $2.01 billion for the corresponding period last year.  The decrease in revenues for both periods was mainly in our U.S. government business sector, where rebid losses and small business award preferences drove the declines.  Unfavorable foreign currency impacts of $5 million and $22 million also contributed to these year over year declines for the respective three and nine month periods. These unfavorable items were partially offset by positive gains from organic growth and improvement in our tele-communications sector, our NASA projects and our projects for the Ministry of Defence in Australia.

Operating profit for the segment was $50.6 million for the three months ended June 30, 2017, down $3.1 million, or 5.9% from $53.7 million for the corresponding period last year.  Operating profit for the nine months ended June 30, 2017 was $146.7 million, down $10.1 million, or 6.5% from $156.9 million for the same period last year. The decrease in profitability for both periods was due primarily to the revenue declines in the U.S. government business sector mentioned above, as well as lower equity income from our U.K. joint venture of $2.3 million and $7.0 million for the three and nine month comparative periods for fiscal 2017 versus 2016 and mostly associated with year over year declines in project funding.

Buildings & Infrastructure

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue	$647,252	$553,546	$1,813,111	$1,696,004
Operating Profit	56,173	50,168	138,957	133,083

Buildings & Infrastructure revenues for the three months ended June 30, 2017  were $647.3 million, up $93.7 million, or 16.9%, compared to $553.5 million for the comparative period in 2016. Revenues for the nine month period ended June 30, 2017 were $1.81 billion, an increase of $117.1 million, or 6.9%, versus $1.70 billion for the comparable period in 2016. The year over year increases in revenues for both the three and nine month periods were due mainly to U.S. client spending level increases in the project-management/construction-management (“PMCM”) market. Year over year impacts on revenues from unfavorable foreign currency were approximately $10 million and $40 million for the three and nine months periods, respectively.

Operating profit for Buildings & Infrastructure for the three months ended June 30, 2017  was $56.2 million, an increase of $6.0 million, or 12.0%, from $50.2 million for third quarter fiscal 2016.  For the nine months ended June 30, 2017, operating profit for the segment was $139.0 million, up $5.9 million, or 4.4%, compared to $133.1 million for the nine month period in 2016. Excluded from the reported operating profit amounts for the three and nine month periods ending June 30, 2017 were $1.2 million and $23.8 million, respectively, in Restructuring and Other Charges related to strategic business restructuring activities in our U.K, Middle East and Europe businesses. Increases in profitability for both periods in 2017 over 2016 were due mainly to higher revenue from the U.S. PMCM projects which more than offset a contract settlement charge of $6.0 million during the second fiscal quarter of 2017.

Industrial

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue	$681,588	$705,996	$2,015,784	$2,044,652
Operating Profit	32,347	28,444	81,549	68,216

Industrial revenues for the three months ended June 30, 2017  were $681.6 million, a decrease of $24.4 million, or 3.5%, versus $706.0 million from the corresponding period last year.  For the nine months ended June 30, 2017 revenues were $2.02 billion versus $2.04 billion for the same period in 2016, down slightly by $28.9 million, or 1.4% . The slight decrease in revenues for the three month comparative periods was due mainly to declines in the Field Services business of $87 million resulting from the completion of a number of construction projects, as well as unfavorable impacts from foreign currency. These declines were offset in part by higher revenues in Life Sciences of approximately $67.0 million based on increased large program spending. For the comparative nine month periods, the decrease in revenues was due mainly to $181.0 million in revenue declines from Field Services project completions, weaker market conditions in the Mining and Minerals businesses and unfavorable foreign currency impacts, partially offset by $195.0 million in higher revenues associated with increased client major capex spending in the Life Sciences business.

Operating profit for the three months ended June 30, 2017 was $32.3 million, an increase of $3.9 million, or 13.7%, compared to $28.4 million for the corresponding period last year.  For the nine months ended June 30, 2017, operating profit was $81.5 million, up

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

$13.3 million, or 19.5%, from $68.2 million for the corresponding period last year.  The increase in profitability for the comparative three and nine month periods was due mainly to improved project performance in the Mining and Minerals business and higher levels of professional service and project procurement business in Life Sciences. On a nine month basis, the year over year profit comparison was impacted by unfavorable charges in second quarter fiscal 2016 associated with litigation settlements and a customer bankruptcy amounting to $12.2 million. Excluding these items, Industrial operating profit for the nine months ending 2017 was up $1.2 million over the corresponding period in 2016, due mainly to the improved profitability from the higher revenue levels in Life Sciences, largely offset by the unfavorable impacts from lower results in Field Services based on the noted revenue declines and weaker market conditions in Mining and Minerals.

Petroleum & Chemicals

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue	$600,479	$766,546	$1,800,119	$2,575,474
Operating Profit	29,055	29,646	88,326	92,194

Petroleum & Chemicals revenues for the three months ended June 30, 2017 were $600.5 million, a decrease of $166.1 million, or 21.7%, from $766.5 million for the corresponding period last year.  For the nine months ended June 30, 2017, revenues for the segment were $1.80 billion, a decrease of $775.4 million, or 30.1%, from $2.58 billion for the same period in 2016.  The decrease in revenues for the three and nine months ended June 30, 2017 as compared to the prior year was due primarily to the completion or wind-down of several projects with significant pass through revenue as well as award delays of large post front-end engineering and design projects, as clients continue to evaluate their capital spending plans while oil prices remain low. Both of these factors resulted in lower field service revenues compared with the prior year periods, while client investment spending continues primarily on compliance, maintenance and sustaining capital programs. Additionally, foreign currency impacts were unfavorable on year over year revenue comparisons for the three and nine month periods for 2017 versus 2016.

Operating profit for the three months ended June 30, 2017  was $29.1 million and essentially flat with the corresponding period last year, with decreases in profitability due to the revenue declines described above being offset mainly by improving business mix and restructuring savings of $3.5 million.  For the nine months ended June 30, 2017, operating profit was $88.3 million, a decrease of $3.9 million, or 4.2%, from $92.2 million for the corresponding period last year.  The decrease in profitability for the nine months ended June 30, 2017 as compared to the prior year period was due to revenue declines from lower business volumes mentioned above, offset in part by SG&A savings of approximately $20.0 million from restructuring efforts and a one-time $9.9 million benefit associated with benefit plan changes in our India operations.

Other Corporate Expenses

Other corporate expenses for the three months ended June 30, 2017 was $29.0 million, an increase of $9.5 million, or 48.5% from $19.5 million for the corresponding period last year. For the nine months ended June 30, 2017, other corporate expenses were $54.4 million, a decrease of $3.5 million, or 6.1% from $57.9 million for the corresponding period last year. The increase in other corporate expenses for the three month comparative periods was due mainly to higher personnel related costs of $5.3 million and professional service fees of $10.0 million, partially offset by savings associated with the 2015 Restructuring program.  The decrease in other corporate expenses for the comparative nine month periods was due mainly to savings from the 2015 Restructuring program.

Included in other corporate expenses in the above table are costs and expenses which relate to general corporate activities as well as corporate-managed benefit and insurance programs. Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of our incentive compensation plans relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of purchased business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans. In addition, other corporate expenses may also include from time to time certain adjustments to contract margins (both positive and negative) associated with projects where it has been determined, in the opinion of management, that such adjustments are not indicative of the performance of the related LOB.

Backlog Information

We include in backlog the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. Our policy with respect to O&M contracts, however, is to include in backlog the amount of

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

Consistent with industry practice, substantially all of our contracts are subject to cancellation or termination at the option of the client. While management uses all information available to it to determine backlog, at any given time our backlog is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein.  Backlog is not necessarily an indicator of future revenues.

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

The following table summarizes our backlog at June 30, 2017 and July 1, 2016 (in millions):

	June 30, 2017	July 1, 2016
Aerospace & Technology	$5,552.9	$5,126.7
Buildings & Infrastructure	5,346.0	4,843.0
Industrial	2,235.7	3,203.9
Petroleum & Chemicals	5,421.6	5,149.1
Total	$18,556.2	$18,322.6

Backlog in Aerospace & Technology at June 30, 2017 was $5,552.9 million, up $426.2 million when compared to the corresponding period last year.  The year-over-year increase in backlog was primarily the result of new awards from the U.S. federal government.

Backlog in Building & Infrastructure at June 30, 2017 was $5,346.0 million, up $503.0 million when compared to the corresponding period last year.  The year-over-year increase in backlog was primarily the result of new awards in the U.S. Buildings and Infrastructure market.

Backlog in Industrial at June 30, 2017 was $2,235.7 million, down $968.2 million when compared to the corresponding period last year.  The year-over-year decrease in backlog was primarily the result of cancellations in the Life Sciences area and strong revenue realization associated with large pharma projects.

Backlog in Petroleum & Chemicals at June 30, 2017 was $5,421.6 million, up $272.5 million when compared to the corresponding period last year.  Strong performance in chemicals backlog was somewhat mitigated by continuing weakness in the upstream market.

Liquidity and Capital Resources

At June 30, 2017, our principal sources of liquidity consisted of $758.3 million of cash and cash equivalents and $1.3 billion of available borrowing capacity under our $1.6 billion 2014 Facility; refer to the Note Long-term Debt in Notes to Consolidated Financial Statements appearing under Part 1, Item 1 of this Quarterly Report on Form 10-Q. We finance much of our operations and growth through cash generated by our operations.

During the nine months ended June 30, 2017, our cash and cash equivalents increased by $102.6 million from $655.7 million at September 30, 2016 to $758.3 million at June 30, 2017. This compares to a net increase of $155.5 million of cash and cash equivalents during the nine months ended July 1, 2016.

The most significant factors contributing to the $53.0 million net decrease in cash and cash equivalents during the nine months ended June 30, 2017 as compared to the nine months ended July 1, 2016 are a $72.7 million decrease in cash flows relating to increases in working capital, offset in part by a $9.3 million increase in Group net earnings in fiscal 2017 as compared to fiscal 2016.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our operations provided net cash inflows of $380.6 million during the nine months ended June 30, 2017. This compares to net cash inflows of $445.7 million for the corresponding period last year. The $65.1 million decrease was due primarily to a $72.7 million decrease in cash generated from changes within our working capital accounts (discussed below) offset by a $9.3 million increase in Group net earnings.

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

With respect to the Company’s trade accounts receivable, while our credit risk could be significant based on the fact that we provide services to clients operating in a wide range of industries as well as in a number of countries outside the U.S., we manage these issues closely to reduce exposures as much as possible and historically have not experienced material losses.  Our private sector customers include large, well-known, and well-established multi-national companies, and our government customers consist of national, state, and local agencies located principally in the U.S., the U.K., and Australia. Although we have not historically experienced significant collection issues with our governmental or commercial customers, we continue to monitor our credit policies with our customers in the markets we serve.

We used $99.1 million of cash and cash equivalents for investing activities during the nine months ended June 30, 2017 as compared to $92.8 million used during the corresponding period last year. The $6.3 million increase in cash used was primarily due to higher property and equipment purchases offset by lower levels of acquisition activity during the nine months ended June 30, 2017.

Our financing activities resulted in net cash outflows of $185.7 million during the nine months ended June 30, 2017. This compares to net cash outflows of $181.1 million during the corresponding period last year. The $4.6 million increase in cash used during the nine months ended June 30, 2017, as compared to the corresponding period last year was due primarily to $ 36.1 million in cash dividends paid, partially offset by $26.8 million in higher cash proceeds from issuances of common stock.

The Company repurchased and retired 1.7 million and 2.4 million shares of its common stock at a cash cost of $97.2 million and $102.4 million, respectively, under its July 23, 2015 share repurchase program during the nine month periods ended June 30, 2017 and July 1, 2016.

The Company had $758.3 million of cash and cash equivalents at June 30, 2017. Of this amount, approximately $124.7 million was held in the U.S. and $633.6 million was held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India) and is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 10—Income Taxes of Notes to Consolidated Financial Statements included in our 2016 Form 10-K), there are no material impediments to repatriating these funds to the U.S.

The Company had $38.3 million of letters of credit outstanding at June 30, 2017. Of this amount, $2.5 million was issued under the 2014 Facility and $35.8 million was issued under separate, committed and uncommitted letter-of-credit facilities.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, service our debt, and pay dividends for the next twelve months. We had $758.3 million in cash and cash equivalents at June 30, 2017, and our consolidated working capital position was $1.1 billion at that date. In addition, there was $1.3 billion of borrowing capacity remaining under the 2014 Facility at June 30, 2017. We believe that the capacity, terms and conditions of the 2014 Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Subsequent Events

Merger Agreement

On August 1, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CH2M HILL Companies, Ltd. (“CH2M”), and Basketball Merger Sub Inc., a direct wholly-owned subsidiary of the Company (“Merger Sub”).  Pursuant to and subject to the terms and conditions of the Merger Agreement, (i) Merger Sub will merge with and into CH2M, with CH2M continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company (the “Merger”) and (ii) each outstanding share of common stock of CH2M will be converted into the right to receive, at the election of the holder thereof in accordance with, and subject to, the terms, conditions and procedures set forth in the Merger Agreement, in each case without interest the following consideration: (a) the combination of (x) $52.85 in cash and (y) 0.6677 shares of common stock, par value $1.00 per share, of the Company; (b) $88.08 in cash; or (c) 1.6693 shares of the Company’s common stock.

The Company expects to finance the $2.4 billion in cash required for the transaction through a combination of cash on hand, borrowings under the Company’s existing revolving credit facility and $1.2 billion of new committed 3-year term debt. The Merger is subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by CH2M stockholders.

Commitment Letters

On August 1, 2017, the Company entered into a commitment letter pursuant to which BNP Paribas, BNP Paribas Securities Corp. and The Bank of Nova Scotia committed to provide a three-year senior unsecured delayed-draw term loan facility in an aggregate principal amount of $1.2 billion to finance the Merger, subject to customary conditions.

On August 1, 2017, the Company entered into a commitment letter with BNP Paribas, BNP Paribas Securities Corp. and The Bank of Nova Scotia in order to backstop its existing revolving credit facility in the event that the Company is not able to obtain the certain consents to its existing revolving credit agreement, subject to customary conditions.

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

The Company’s management, with the participation of its Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the its Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s system of internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We rely heavily on computer, information, and communications technology and related systems in order to properly operate our business. From time to time, we experience occasional system interruptions and delays. In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to and disclosure of our and our clients’ proprietary or classified information. As part of our ongoing effort to utilize industry accepted security measures and technology to securely maintain all confidential and proprietary information on our computer systems, we have observed increased threat activity to our computer systems, and have identified instances of unauthorized access to certain of our computer systems occurring in the 2014-2016 timeframe.  In response, we are conducting an ongoing internal review with the assistance of outside counsel and technical experts to identify and remediate the source and impact of these incursions, as well as comply with related notification and disclosure obligations. Expenses incurred to date related to this matter have not been material. We will incur additional expenses and may incur losses in connection with this matter, however, at this time we are unable to reasonably estimate any such additional expenses or losses. While we have security measures and technology in place to protect our and our clients’ proprietary or classified information, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our or our clients’ information, our reputation could be damaged, our business may suffer and we could incur significant liability and may be required to expend significant resources to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure of the Merger to be consummated, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could negatively affect us.

Our obligations and CH2M’s obligations to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including, but not limited to: (i) the approval of the Merger Agreement by the CH2M stockholders, (ii) the expiration or termination of applicable waiting periods under, or receipt of the applicable consents required under, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and certain foreign antitrust and competition laws, (iii) the absence of any order, applicable law or other legal restraints of certain specified governmental authorities enjoining or otherwise prohibiting the consummation of the Merger, (iv) the accuracy of certain representations and warranties of each of the parties contained in the Merger Agreement, subject to specified materiality qualifications, (v) compliance, in all material respects, by each of the parties with their respective covenants contained in the Merger Agreement, (vi) the effectiveness of the registration statement on Form S-4 to be filed

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

by the Company for the issuance of the Company common stock in the Merger and the approval of the listing of such shares on the New York Stock Exchange, (vii) the absence of a material adverse effect on either CH2M or the Company since the date of the Merger Agreement and (viii) the other conditions set forth in the Merger Agreement. One or more of these conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be consummated.

If the Merger is not consummated or is delayed, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of our common stock may decline significantly, particularly to the extent that the market price reflects a market assumption that the Merger will be consummated or will be consummated on a particular timeframe. In addition, we and our subsidiaries may experience negative reactions from our respective clients, regulators, vendors and employees.

Furthermore, we have incurred and expect to continue to incur substantial expenses in connection with the completion of the transactions contemplated by the Merger Agreement. If the Merger is not consummated, we will have paid these expenses without realizing the expected benefits of the transaction. Any of the foregoing, or other risks arising in connection with a failure or delay in consummating the Merger, including the diversion of management attention or loss of other opportunities during the pendency of the Merger, could have a material adverse effect on our business, financial condition and results of operations.

The combined company may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, the combined company’s ability to combine our business with the business of CH2M and to achieve cost savings and operating synergies. If the combined company is not able to achieve this objective successfully, then the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to materialize than expected.

The difficulties of combining the operations of the companies include, among others:

•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•delays, unexpected costs or difficulties in completing the integration of acquired companies or assets;

•unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•unanticipated changes in applicable laws and regulations;

•difficulties assimilating the operations and personnel of acquired companies into our operations;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•diversion of the attention and resources of management or other disruptions to current operations;

•challenges in attracting and retaining key personnel;

•retaining key customers, suppliers and employees;

•retaining and obtaining required regulatory approvals, licenses and permits;

•difficulties in managing the expanded operations of a significantly larger and more complex company; and

•potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger.

For example, both the Company and CH2M expect to incur substantial expenses in connection with consummation of the Merger and combining the businesses, operations, systems, policies and procedures of the two companies. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately in advance and as result may exceed the savings, if any, that the combined company achieves from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the Merger.

The Company and CH2M have operated and, until the consummation of the Merger, will continue to operate, independently. It is possible that the integration process or other factors could result in the disruption of the ongoing business of the Company or CH2M or inconsistencies in standards, controls, procedures and policies. These transition matters could have an adverse effect on us during the pre-Merger period and for an undetermined amount of time after the consummation of the Merger. In addition, events outside of our control, including changes in regulations and laws, as well as economic trends, could adversely affect our ability to realize the expected benefits from the Merger.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We will be subject to business uncertainties while the Merger is pending and following the combination.

Our continued success depends, in part, upon our ability to retain the talents and dedication of our key employees and the ability of the combined company to retain the talents and dedication of CH2M’s key employees. Such employees may decide not to remain with the Company or CH2M, as applicable, while the Merger is pending. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected and management's attention may be diverted from successfully managing our business to hiring suitable replacements, any of which factors may cause our business to deteriorate. In addition, we or CH2M may not be able to motivate certain key employees during the pendency of the Merger due to a perceived lack of appropriate opportunities for advancement or other reasons.

In addition, customers’ uncertainty about the effect of the Merger may have an adverse effect on the ability of the Company or CH2M to win customer contracts.  Additionally, these uncertainties could cause clients to seek to change existing business relationships with us or CH2M.  In addition, competitors may target the Company’s or CH2M’s clients by highlighting potential uncertainties and integration difficulties that may result from the Merger. The pursuit of the Merger and the preparation for the integration will require management attention and use of internal resources. Any significant diversion of management attention away from ongoing business concerns and any business difficulties resulting from the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

Our operating results and share price may be volatile, which could cause the value of our stockholder’s investments to decline.

During the pendency of the Merger and following the Merger, our quarterly and annual operating results, as well as our stock price, may fluctuate, and such fluctuations may be significant. Such fluctuations may occur due to the accretion, or anticipated accretion, of the value of the Merger, the progress and success of the integration process or the perception of such progress or success, additions or departures of key personnel, or sales of large blocks of stock or the perception that such sales may occur.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the third fiscal quarter of 2017.

Share Repurchases

A summary of repurchases of our common stock made during each fiscal month during the third quarter fiscal 2017 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 through April 28, 2017	78	$53.13	78	$262,133
April 29, 2017 through May 26, 2017	107	53.28	107	256,425
May 27, 2017 through June 30, 2017	117	52.76	117	250,271
Total	302	$53.04	302	$250,271

(1)	Includes commissions paid.
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

2.1

Agreement and Plan of Merger, dated August 1, 2017 by and among Jacobs Engineering Group Inc., CH2M Hill Companies, Ltd. and Basketball Merger Sub Inc. Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on August 2, 2017 and incorporated herein by reference.

2.2

Voting and Support Agreement, dated August 1, 2017 by and among Jacobs Engineering Group Inc., Basketball Merger Sub Inc. and AP VIII CH2 Holdings, L.P. Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K on August 2, 2017 and incorporated herein by reference.

3.1

Amended and Restated Bylaws of Jacobs Engineering Group Inc., dated January 19, 2017.  Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A on May 15, 2017 and incorporated herein by reference.

10.1

Term Loan Commitment Letter, dated August 1, 2017, by and among Jacobs Engineering Group Inc., BNP Paribas, BNP Paribas Securities Corp. and The Bank of Nova Scotia. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 2, 2017 and incorporated herein by reference.

10.2

Revolver Backstop Commitment Letter, dated August 1, 2017, by and among Jacobs Engineering Group Inc., BNP Paribas, BNP Paribas Securities Corp. and The Bank of Nova Scotia. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on August 2, 2017 and incorporated herein by reference.

10.3*	Amended and Restated Separation Agreement between Jacobs Engineering Group Inc. and Lori Sundberg, dated as of July 26, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
#	Indicates management contract or compensatory plan or arrangement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2017