Form 10-K
period 2017-09-29
JACOBS ENGINEERING GROUP INC /DE/
filed 2017-11-21
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2017                          Commission File No. 1-7463

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

There were 120,466,122 shares of common stock outstanding as of November 10, 2017. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $6.7 billion as of March 31, 2017, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be issued in connection with its 2018 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

JACOBS ENGINEERING GROUP INC.

Fiscal 2017 Annual Report on Form 10-K

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

We focus our services on clients operating in the following sectors:

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

Jacobs was founded in 1947 and incorporated as a Delaware corporation in 1987.  We are headquartered in Dallas, Texas, USA, and provide our services through more than 200 offices located around the globe in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia.

How We Operate

As a broad-based technical professional services firm, we offer a range of services to help our clients maintain a competitive edge in their respective markets. From consulting and feasibility studies to design, to engineering, to construction, to start-up and commissioning, and then to operations and maintenance, we customize our services to meet business and project goals. Our global network of professionals works with a multi-office approach in an effort to provide clients with the best, most economical project or program solutions.

We strive to provide client value through continuous improvement in our performance. We regularly monitor our clients' expectations, our project delivery protocols and system, and our operational performance. Tools such as our Jacobs Value Enhancing Practices, Global Standard Operating Procedures, project reviews, the Jacobs System to Ensure Project Success ("JSTEPS") and Safe Plans of Action ("SPAs") provide added value to our clients' projects. They also allow us to create performance improvement actions during the project execution. Through continuous improvement, with our tools and our processes, we believe we can offer our clients superior value when they do business with us.

JacobsValue+ SM ("Value Plus") is an internal tool we use to document and quantify the actual value or savings we provide to our clients and their projects. Some of the benefits achieved through the Value Plus program include lower total installed costs, shorter schedules, and reduced life cycle costs. Value Plus is implemented at project initiation: a project goal is created, and cost-saving ideas are entered into the Value Plus database. When the Value Plus cycle is complete, the project team and client identify and agree on the unique cost and/or schedule reductions for the project.

The Company’s Strategy

Our strategy is based on three key priorities:

•	Build a High Performance Culture – Reinforce a culture of accountability, inspirational leadership and innovation that will drive long-term outperformance;
•	Transform the Core – Fundamentally change the way we operate to improve project delivery, sales effectiveness and business excellence; and
•	Grow Profitably – Execute a balanced strategy focused on organic growth, M&A and active portfolio management to drive profitable growth in the most attractive sectors and geographies.

Employees and Safety

Our employees are our most important and valuable asset and, therefore, the prevention of job-related injuries is given top priority. It is the policy of the Company to provide and maintain a safe and healthy working environment and to follow operating practices that safeguard all employees and result in a more efficient operation.  BeyondZero®, the name of our program that promotes our culture of caring, moves beyond efforts to have an incident and injury-free safety performance. We implement a culture of caring where concern for employees' health, safety, and welfare extends outside the office walls, beyond the project site fences and into their homes, cars, and all the places where they interact with family, friends, and fellow employees.  We have commenced a mental health program which aims to promote positive mental health across our Company.

Since Jacobs’ founding, the Company has been based on doing business honestly, ethically, and with the utmost integrity. Our culture, and our Code of Conduct which all employees are required to sign annually, prescribe that everyone at the Company must adhere to Jacobs’ values and ethical code, and comply with the laws that govern the Company’s activities worldwide. Our employees and business partners are expected to follow the highest principles of business conduct, integrity, and ethics as they carry out their responsibilities, and are guided by the following principles in carrying out their responsibilities: loyalty, compliance with applicable laws, observance of ethical standards, avoidance of conflicts of interest, and communication. We endeavor to deal fairly with our employees, customers, suppliers, and competitors, and to respect the policies and procedures of those outside the Company.

We strive to present a clear and consistent image of our Company to our clients, employees, shareholders, and business partners, regarding how we behave, how we communicate, how we look, and most importantly, how our promises to our clients are delivered, anywhere in the world.

We accomplish this foremost through our vision, mission and values, which allow us to behave as one company and unify us worldwide. By keeping our values as a central focus of our Company, we are able to think the same way and arrive at similar conclusions, regardless of our physical location. With respect to our values:

•	Our values stand on a foundation of safety and integrity;
•	People are the heart of our business;
•	Clients are our valued partners;
•	Performance excellence is our commitment; and
•	Profitable growth is an imperative.

Our Vision statement “solutions for a more connected sustainable world” underpins our commitment to sustainability. Plan Beyond is how we define and identify with our approach to sustainability. Building on BeyondZero and our culture of caring, Plan Beyond helps us to focus on looking beyond our company and how we contribute as a global corporate citizen. Our sustainability activities encompass Jacobs stakeholders at Jacobs including our clients, our people and wider communities, our supply chain partners and our investors.

Through planning beyond compliance our people are empowered to explore, to innovate, and to develop solutions that help our clients deliver their sustainable goals. We have the experience and competency to assist our clients with the challenges of climate change, resilience of cities and infrastructure, efficient and sustainable procurement, resource reuse and recycling, water resource management, energy source management and environmental protection and enhancement.

As our company values espouse, people are the heart of our business. It is the talent of our people that is the key to our contribution to achieving our company vision. By their innovation and determination to embed sustainability into their design and delivery of service, we will contribute significantly to address the challenges facing sustainability through the thousands of clients, and their stakeholders, whom we work with every year.

Applying the best, most efficient and effective sustainable solutions for clients worldwide, in all major industries in which our clients operate, allows us to make a significant contribution to a safe and sustainable future. Each year we issue a Sustainability Report that describes many of our efforts and accomplishments regarding sustainability.

With respect to human resources, our goal is to establish an inclusive, diverse workplace that energizes the people who fuel our Company's growth. Although we are a large company with over 54,700 employees in over 25 countries, our employees are unified in their focus on superior value, safety, and ethical business practices regardless of the country in which they work, and employees frequently move around the globe as they grow their careers.

How We Grow

Jacobs has grown significantly since its founding in 1947.  Both organic growth and strategic acquisitions play an important part of the Company’s growth strategy. We have acquired and integrated numerous companies over the years that have enhanced our capabilities, geographic reach, and offerings.

In terms of organic growth, our relationship-based business model is central to our sustained growth and profitability. We pursue the development of long-term relationships and alliances with our clients. By working with our clients to solve their challenges, we increase our understanding of their overall business needs, as well as the unique technical requirements of their specific projects. This increased understanding enables us to provide superior value to our clients. Our approach provides us with opportunities to market the following services to our clients:

•	consulting;
•	system enhancements;
•	pre-design phases of large projects, which include master planning, project permitting, and project finance options;
•	design phase; and
•	construction, post-start-up and commissioning phases of a facility, including operations and maintenance services.

Our relationships with clients also present ongoing opportunities to expand into adjacent markets. For example, clients operating in the mining and minerals market often have a need for our infrastructure and buildings capabilities. The same is true for clients operating in other markets.

We market our services to clients in a wide range of public, institutional, process, and industrial markets. We increase our opportunities through focused market diversity, and are able to price contracts competitively and enhance overall profitability while delivering additional value to our clients by integrating and bundling our services. In complex economic times, we believe we have the ability to evolve along with market cycles worldwide. When opportunities decrease in a particular market or geography, other opportunities often increase. Because of our focused market diversity, we believe we are well positioned to address a wide range of opportunities across many markets and geographies, which helps us grow our business.

The Role of Acquisitions and Strategic Investments in the Development of Our Business

When we review acquisition targets, we are conscious of the effect the acquisition may have on our client base. We favor acquisitions that are aligned with our growth strategy, which target enhancements of our capabilities and add value to our customers and shareholders.  We do this by (i) expanding into a new client market; (ii) enhancing the range of services we provide existing clients; and/or (iii) accessing new geographic areas in which our clients either already operate or plan to expand. By expanding into new geographic areas and adding to our existing technical and project management capabilities, we strive to position ourselves as a preferred, single-source provider of technical, professional, and construction services to our clients.

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

The Merger is subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by CH2M stockholders.

Also, see the following brief description of some of our recent key acquisitions (in reverse chronological order):

•	On August 31, 2017, we acquired Blue Canopy, LLC headquartered in Reston, Virginia. Blue Canopy provides data analytics, cybersecurity and application development.
•	On January 27, 2017, we acquired Aquenta Consulting Pty Ltd. (“Aquenta”) headquartered in Sydney, Australia. Aquenta provides integrated project services.
•

On April 12, 2016, we acquired The Van Dyke Technology Group, Inc. (“Van Dyke”) headquartered in Columbia, Maryland.  Van Dyke provides advanced cybersecurity services and solutions designed to protect sensitive information within classified networks, with a focus on supporting the U.S. Intelligence Community.

•

On December 7, 2015, we acquired J.L. Patterson & Associates (“JLP”) headquartered in Orange, California.  JLP is a consulting and professional services engineering firm specializing in rail planning, environmental permitting, design and construction management. It provides services to numerous public transit agencies and is a major provider of professional consulting services to Class 1 railroads across the U.S.

•

On March 31, 2015, we acquired Suzhou Hans Chemical Engineering Co. ("SHCE") headquartered in China. SHCE has two specialty Class A design licenses in China’s Chemical, Petrochemical and Pharmaceutical industries, which allow the firm to provide engineering design for chemical projects in China and project management services for various projects in China.

For additional information regarding certain issues related to our acquisition strategy, please refer to Item 1A—  Risk Factors below.

Lines of Business

During the second quarter of fiscal 2016, we reorganized our operations around four global lines of business, or “LOBs”. This reorganization was intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities. Our four global lines of business are: Aerospace & Technology, Buildings & Infrastructure, Industrial and Petroleum & Chemicals. Each LOB has a president that reports directly to the Company's Chairman & CEO. As part of the reorganization, certain support functions (i.e. Sales), which were managed centrally for many years, have been embedded in the lines of business and report to the respective line of business presidents. The costs of other support functions (e.g., accounting, legal, information technology and other) and certain other activities (e.g., global insurance) are assigned or allocated to each new LOB using a rationale method of assignment/allocation, or remain an element of corporate general and administrative expenses. In connection with the reorganization, the Company significantly modified its cash incentive plan utilizing performance metrics aligned along the new lines of business.

Services

Our services fall into four broad categories: Project Services; Process, Scientific and Systems Consulting Services; Construction Services; and Operations and Maintenance Services.

Project Services

We employ the engineering, architecture, interiors, design, planning, and related disciplines necessary to design and engineer modern process plants, buildings, infrastructure projects, technology and manufacturing facilities, consumer products manufacturing facilities, power plants and stations, pulp and paper plants, and other facilities.

We are capable of providing our clients with a variety of value engineering services, including "safety in design". Through safety in design we integrate best practices, hazard analysis, and risk assessment methods early in the design phase of projects, with the goal of eliminating or mitigating injury and damage during the construction, start-up, testing and commissioning, and operations phases of a project.

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

Process, Scientific and Systems Consulting Services

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

Also included in this service category are revenues relating to defense and aerospace-related programs. Such services typically are more technical and scientific in nature than other project services we provide, and may involve tasks such as supporting the development and testing of conventional weapons systems; weapons modeling and simulations; computer systems development, maintenance, and support; evaluation and testing of mission-critical control systems; aerospace, testing, and propulsion systems and facilities; cyber security and IT services; and other highly technical or scientific tasks.

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

Historically, our field construction activities have been focused primarily on those construction projects for which we perform much of the related engineering and design work. By focusing our construction efforts in this way, we attempt to minimize the risks associated with constructing complex projects based on designs prepared by third parties. The financial risk to us of constructing complex assets based on designs prepared by third parties may be particularly significant on fixed-price contracts, though we ensure appropriate controls are in place to manage risk. However, we will pursue construction-only projects when we can negotiate pricing and other contract terms we deem acceptable and which we believe can result in a fair return for the degree of risk we assume.

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

Although the gross profit margins we realize from O&M services are generally lower than those associated with the other services we provide, the costs to support maintenance activities are also generally lower. In addition, O&M services offer us an opportunity to build and maintain long-term relationships with clients. This aspect of O&M services greatly reduces the selling costs in respect of such services.

The following table sets forth our revenues from each of our four service categories for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	September 29, 2017	September 30, 2016	October 2, 2015
Project Services	$4,805,863	$5,738,840	$6,307,015
Process, Scientific and Systems Consulting Services	805,144	852,329	1,188,418
Construction Services	3,374,261	3,258,890	3,291,823
Operations and Maintenance Services	1,037,520	1,114,098	1,327,576
Total	$10,022,788	$10,964,157	$12,114,832

Segments

As discussed above, the services we provide fall into the following four lines of business (“LOB”): Aerospace & Technology, Buildings & Infrastructure, Industrial, and Petroleum & Chemicals, which are also the Company’s reportable segments.

For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 15 — Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Aerospace & Technology – We provide an in-depth range of scientific, engineering, construction, nuclear and technical support services to the aerospace, defense, technical and automotive industries in several countries. Long-term clients include the Ministry of Defence in the U.K., the UK Nuclear Decommissioning Authority, NASA, the U.S. Department of Defense (“DoD”), the U.S. Special Operations Command, the U.S. Intelligence community, and the Australian Department of Defence. Specific to NASA, one of our major government customers in the U.S., is our ability to design, build, operate, and maintain highly complex facilities relating to space systems, including test and evaluation facilities, launch facilities, and support infrastructure.  We provide environmental characterization and restoration services to commercial and government customers both in the US and UK. This includes designing, building and operating high hazard remediation systems including for radiologically contaminated media.

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

We added specialist integrated project services capability through the Aquenta acquisition in Australia in early 2017. These skills include cost management & analysis, project planning & controls, contract & commercial advisory services, and project management services. These services are provided across the breadth of Jacobs client sectors with the potential to further expand to other geographies.

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

Petroleum & Chemicals – We provide integrated delivery of complex projects for our Oil and Gas, Refining, and Petrochemical sector clients.  Bridging the upstream, midstream and downstream industries, our end to end services encompass consulting, engineering, design, procurement, construction, commissioning, start-up and maintenance, and project management.

We provide services relating to both onshore and offshore oil and gas production facilities, including stationary and floating platforms and subsea tie-backs, as well as full field development solutions, including processing facilities, gathering systems, transmission pipelines, storage and terminals.  Our heavy oil processing experience makes us a leader in upgrading, steam-assisted gravity drainage and in-situ oil sands projects.  We have developed and delivered modular well pad and central processing facility designs. We also provide fit-for-purpose and standardized designs in the onshore conventional and unconventional oil & gas sector, paying particular attention to water and environmental issues.

In addition, we provide our refining customers with feasibility/economic studies, technology evaluation and conceptual engineering, front end engineering & design, detailed engineering, procurement, construction, commissioning, start-up and maintenance services.  We deliver installed EPC solutions to grass root plants, and offer expansions and revamps of existing units.  Our focus is on both the inside the battery limit processing units as well as utilities and offsites infrastructure.  We have engineering alliances and onsite maintenance programs that span decades with core clients.  With the objective of driving our clients’ total installed costs down, we endeavor to leverage emerging market sourcing and high value engineering centers (HVEC).  Our Comprimo Sulfur Solutions® is a significant patented technology for gas treatment and sulfur recovery plants around the world.

We also provide services to technically complex petrochemical facilities; from new manufacturing complexes, to expansions and modifications, and the overall management of plant relocations.  We have experience with many licensed chemical processing technologies, integrated basic petrochemicals, commodity and specialty chemicals projects, and olefins, aromatics, synthesis gas and their respective derivatives.

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

Our backlog includes expected revenues for contracts that are based on estimates. The following table summarizes our backlog for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

Backlog:	September 29, 2017	September 30, 2016	October 2, 2015
Aerospace & Technology	$6,231,426	$5,109,973	$4,880,775
Buildings & Infrastructure	5,412,377	5,033,539	4,723,034
Industrial	2,836,854	3,106,575	3,650,520
Petroleum & Chemicals	5,307,956	5,510,442	5,552,241
Total	$19,788,613	$18,760,529	$18,806,570

For additional information regarding our backlog including those risk factors specific to backlog, please refer to Item 1A — Risk Factors, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Subject to the factors discussed in Item 1A— Risk Factors below, we estimate that approximately $7 billion, or 35%, of total backlog at September 29, 2017 will be realized as revenues within the next fiscal year.

Significant Customers

The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last five fiscal years:

2017	2016	2015	2014	2013
19.2%	21.4%	21.7%	17.8%	19.9%

Given the percentage of total revenue derived directly from the U.S. federal government, the loss of U.S. federal government agencies as customers would have a material adverse effect on the Company. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. Approximately 88% of revenue derived directly from the U.S. federal government is in the Aerospace & Technology segment.  For more information on risks relating to our government contracts, see Item 1A - Risk Factors.

Financial Information About Geographic Areas

Selected financial information regarding the geographic areas in which we operate is included in Note 15 — Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference. For fiscal 2017, approximately 42% of our revenues were earned from clients outside the United States. Our international operations are subject to a variety of risks, which are described under Item 1A - Risk Factors below.

Contracts

While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into two broad categories: cost-reimbursable and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last five fiscal years:

	2017	2016	2015	2014	2013
Cost-reimbursable	81%	82%	83%	83%	85%
Fixed-price	19%	18%	17%	17%	15%

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

2017	2016	2015	2014	2013
$2,539.3	$2,489.9	$2,602.6	$2,954.9	$2,624.8

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

Employees

At September 29, 2017, we had approximately 44,800 full-time, staff employees (including contract staff). Additionally, as of September 29, 2017, there were approximately 9,900 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.

Executive Officers of the Registrant

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is set forth under the captions “Members of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

			Year Joined the
Name	Age	Position with the Company	Registrant
Steven J. Demetriou	59	Chairman and Chief Executive Officer	2015
Kevin C. Berryman	58	Executive Vice President and Chief Financial Officer	2014
Terence D. Hagen	53	President, Aerospace & Technology	1987
Joseph G. Mandel (1)	57	Executive Vice President, Integration Management Office	2011
Robert V. Pragada	49	President, Buildings & Infrastructure	2016
William B. Allen	53	Senior Vice President and Chief Accounting Officer	2016
Michael R. Tyler	61	Senior Vice President and General Counsel	2013

(1)	Mr. Mandel was appointed as Executive Vice President, Integration Management Office on August 2, 2017. Previously, he served as President, Petroleum & Chemicals.

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

Mr. Hagen joined the Company in 1987.  Mr. Hagen has worked in a number of the Company’s market sectors in both senior operational and sales roles.  Prior to becoming President, Aerospace & Technology, he was the Executive Vice President, Global Sales and Marketing.

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

Mr. Allen joined the Company in October 2016.  Mr. Allen served as Vice President, Finance and Principal Accounting Officer at Lyondellbasell Industries, N.V. from 2013 to 2016. Prior to that, he was with Albemarle Corporation, where he served as Vice President, Corporate Controller and Chief Accounting Officer from 2009 to 2013 after serving in CFO roles for their Catalysts and Fine Chemistry businesses from 2005 to 2009.

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

Construction and maintenance sites are inherently dangerous workplaces. If we, the owner, or others working at the project site fail to maintain safe work sites, we can be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities.

Construction and maintenance sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials, in a challenging environment, and often in geographically remote locations. If we fail to implement such procedures or if the procedures we implement are ineffective, or if others working at the site fail to implement and follow appropriate safety procedures, our employees and others may become injured, disabled or even lose their lives, the completion or commencement of our projects may be delayed, and we may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients, and raise our operating and insurance costs. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition, and results of operations.

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

Our vulnerability to the cyclical nature of the sectors and industries in which our clients operate is exacerbated during economic downturns and times of political uncertainty.

We provide technical, professional, construction, and O&M services to clients operating in a number of sectors and industries, including oil and gas exploration, production, and refining; programs for various national governments, including the U.S. federal government; chemicals and polymers; mining and minerals; pharmaceuticals and biotechnology; infrastructure; buildings; power; and other general industrial and consumer businesses and markets (such as technology and manufacturing; pulp and paper; and food and consumer products). These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending, particularly during periods of economic or political uncertainty.

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

Current economic and political conditions also make it extremely difficult for our clients, our vendors, and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of any economic recovery or downturn worldwide or in our clients’ markets. In addition, our business has traditionally lagged recoveries in the general economy and, therefore, may not recover as quickly as the economy at large. A continuation or worsening of current weak economic conditions, a failure to obtain expected benefits from any increased infrastructure spending, or a reduction in government spending could have a material adverse impact on our business, financial condition, and results of operations. Furthermore, if a significant portion of our clients or projects are concentrated in a specific geographic area or industry, our business may be disproportionately affected by negative trends or economic downturns in those specific geographic areas or industries.

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

If we fail to provide our services in accordance with applicable professional standards or contractual requirements, we could be exposed to significant monetary damages or even criminal violations. Our engineering practice, for example, involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. While we do not generally accept liability for consequential damages in our contracts, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant professional or product liability, and warranty or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or the fees we generate, may not be covered by insurance at all due to various exclusions in our coverage, and could impact our ability to obtain insurance in the future. Further, even where coverage applies, the policies have deductibles, which result in our assumption of exposure for certain amounts with respect to any claim filed against us. In addition, clients or subcontractors who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a high deductible, if successful and of a material magnitude, could have a material adverse impact on our business, financial condition and results of operations.

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

The extent of our competition varies by industry, geographic area, and project type. For example, with respect to our construction, and operations and maintenance services, clients generally award large projects to large contractors, which may give our larger competitors an advantage when bidding for these projects. Conversely, with respect to our engineering, design, architectural, and consulting services, low barriers of entry can result in competition with smaller, newer competitors. The extent and type of competition varies by market and geographic area.

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

Our revenues are derived from new contract awards. Delays in the timing of the awards or cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale projects as these contracts frequently involve a lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions or governmental and environmental approvals. Since a significant portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. Furthermore, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

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

We are a party to claims and litigation in the normal course of business. Since we engage in engineering and construction activities for large facilities and projects where design, construction or systems failures can result in substantial injury or damage to employees or others, we are exposed to substantial claims and litigation and investigations if there is a failure at any such facility or project. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution, and environmental damage and be brought by our clients or third parties, such as those who use or reside near our clients’ projects. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of our contracts with clients, subcontractors, and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses, and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while clients and subcontractors may agree to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.

We maintain insurance coverage for various aspects of our business and operations. Our insurance programs have varying coverage limits as well as exclusions for matters such as fraud, and insurance companies may attempt to deny claims for which we seek coverage. In addition, we have elected to retain a portion of losses that may occur through the use of various deductibles, retentions and limits under these programs. As a result, we may be subject to future liability for which we are only partially insured, or completely uninsured.

Although in the past we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, coverage that is more limited, or increased premium costs or higher deductibles. We monitor the financial health of the insurance companies from which we procure insurance, and this is one of the factors we take into account when purchasing insurance. Our insurance is purchased from a number of the world's leading providers, often in layered insurance or quota share arrangements. If any of our third party insurers fail, abruptly cancel our coverage or otherwise cannot satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.

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

The nature of our contracts, particularly those that are fixed-price, subject us to risks of cost overruns. We may experience reduced profits or, in some cases, losses if costs increase above budgets or estimates or if the project experiences schedule delays.

For fiscal 2017, approximately 19% of our revenues were earned under fixed-price contracts. Both fixed-price and many cost reimbursable contracts require us to estimate the total cost of the project in advance of our performance. For fixed-price contracts, we may benefit from any cost-savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed-price contracts are established in part on partial or incomplete designs, cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing and availability of labor, equipment and materials, and other exigencies. If the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform, or changes in general economic conditions, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.

Our contracts that are fundamentally cost reimbursable in nature may also present a risk to the extent the final cost on a project exceeds the amount the customer expected or budgeted. Like fixed-price contracts, the expected cost of cost-reimbursable projects are based in part on partial design and our estimates of the resources and time necessary to perform such contracts. A portion of the fee is often linked to the final cost and schedule objectives and if for whatever reason, the project may be less profitable than we expect or even result in losses.

Our continued success is dependent upon our ability to hire, retain, and utilize qualified personnel.

The success of our business is dependent upon our ability to hire, retain, and utilize qualified personnel, including engineers, architects, designers, craft personnel, and corporate management professionals who have the required experience and expertise at a reasonable cost. The market for these and other personnel is competitive. From time to time, it may be difficult to attract and retain qualified individuals with the expertise, and in the timeframe, demanded by our clients, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. Furthermore, some of our personnel hold government granted clearance that may be required to obtain government projects. If we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.

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

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of the end of fiscal 2017, our backlog totaled approximately $19.8 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

Our government clients may reduce the scope or terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. Since government contracts represent a significant percentage of our revenues (for example, those with the U.S. federal government represented approximately 19.2% of our total revenue in fiscal 2017), a significant reduction in government funding or the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations.

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

Further, we have limited ability to control the actions of our joint venture partners, including with respect to nonperformance, default, bankruptcy or legal or regulatory compliance. Our partners may be unable or unwilling to provide the required levels of financial support to the partnerships. If these circumstances occur, we may be liable for claims and losses attributable to the partner by operation of law or contract. These circumstances could also lead to disputes and litigation with our partners or clients, all of which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

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

Although we finance much of our operations using cash provided by operations, at times we depend on the availability of credit to grow our business and to help fund business acquisitions. Instability in the credit markets in the U.S. or abroad could cause the availability of credit to be relatively difficult or expensive to obtain at competitive rates, on commercially reasonable terms or in sufficient amounts. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to us, or at all. We may also enter into business acquisition agreements that require us to access credit, which if not available at the closing of the acquisition could result in a breach of the acquisition agreement and a resulting claim for damages by the sellers of such business. In addition, market conditions could negatively impact our clients’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse impact on our business, financial condition, and results of operations.

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

In addition, we typically bill our clients for our services in arrears and are, therefore, subject to our clients delaying or failing to pay our invoices after we have already committed resources to their projects. In weak economic environments, we may experience increased delays and failures due to, among other reasons, our clients’ unwillingness to pay for alleged poor performance or to preserve their own working capital. If one or more clients delays in paying or fails to pay us a significant amount of our outstanding receivables, it could have a material adverse impact on our liquidity, financial condition, and results of operations.

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

We are subject to U.S. federal, state, local and foreign laws and regulations that affect our business. For example, our global operations require importing and exporting goods and technology across international borders which requires full compliance with both Export Regulatory Laws and International Trafficking in Arms Regulations (“ITAR”). Although we have policies and procedures to comply with U.S. and foreign international trade laws, the violation of such laws could subject the Company and its employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges or debarment from participation in U.S. government contracts, and could damage our reputation and our ability to do business.

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

A few clients have in the past and may in the future account for a significant portion of our revenue and/or backlog in any one year or over a period of several consecutive years. For example, in fiscal 2017, 2016, and 2015, approximately 19.2%, 21.4% and 21.7%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay, or cancel their contracts at any time. Our loss of or a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.

Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments and weak foreign economies.

For fiscal 2017, approximately 42% of our revenue was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:

•	Recessions and other economic crises in other regions, such as Europe, or specific foreign economies and the impact on our costs of doing business in those countries;
•	Difficulties in staffing and managing foreign operations, including logistical and communication challenges;
•	Unexpected changes in foreign government policies and regulatory requirements;
•	Potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
•	Lack of developed legal systems to enforce contractual rights;
•	Expropriation and nationalization of our assets in a foreign country;
•	Renegotiation or nullification of our existing contracts;
•	The adoption of new, and the expansion of existing, trade or other restrictions;
•	Embargoes or other trade restrictions, including sanctions;
•	Changes in labor conditions;
•	Acts of war, civil unrest, force majeure, and terrorism;
•	The ability to finance efficiently our foreign operations;
•	Social, political, and economic instability;
•	Expropriation of property;
•	Tax increases;
•	Currency exchanges rate fluctuations;
•	Limitations on the ability to repatriate foreign earnings; and
•	U.S. government policy changes in relation to the foreign countries in which we operate.

The lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights. In addition, military action or continued unrest, particularly in the Middle East, could impact the supply or pricing of oil, disrupt our operations in the region and elsewhere and increase our security costs. To the extent our international operations are affected by unexpected or adverse economic, political and other conditions, our business, financial condition, and results of operations may be adversely affected.

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

In June 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the U.K.’s exit from the E.U., there may be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our relationships with our existing and future customers, suppliers, employees, and subcontractors, or otherwise have an adverse effect on our business, financial condition and results of operations. The ongoing negotiations between the U.K. and the E.U. as to the terms upon which the U.K. will exit from the E.U. and the uncertainty as to their future trade agreement continues to create economic uncertainty, which may cause our customers to closely monitor their costs, terminate or reduce the scope of existing contracts, decrease or postpone currently planned contracts, or negotiate for more favorable deal terms, each of which may have a negative impact on our business, financial condition and results of operations.

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

One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. If we issue additional equity securities, as is contemplated, for example, in connection with the Merger, such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages in the Company.

There can be no assurance that we will pay dividends on our common stock.

Our Board of Directors initiated a quarterly cash dividend program in fiscal 2017 under which we have paid, and intend to continue paying, a regular quarterly dividend.  The declaration, amount and timing of such dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends.  Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors that our Board of Directors may deem relevant.  A reduction in or elimination of our dividend payments and/or our dividend program could have a material negative effect on our stock price.

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

An impairment charge on our goodwill could have a material adverse impact on our financial position and results of operations.

Because we have grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. As of September 29, 2017, we had $3.0 billion of goodwill, representing 40.8% of our total assets of $7.4 billion. We have chosen to perform our annual impairment reviews of goodwill at the end of the third quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.

If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If the fair value of our reporting units is less than their carrying value, we could be required to record an impairment charge. The amount of any impairment could be significant and could have a material adverse impact on our financial position and results of operations for the period in which the charge is taken. For a further discussion of goodwill impairment testing, please see Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

We may be required to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage.

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of September 29, 2017 and September 30, 2016, our defined benefit pension and post-retirement benefit plans were underfunded by $252.0 million and $403.1 million, respectively. See Note 7- Pension Plans and Other Postretirement Plans of the Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors. If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.

Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 81% during fiscal 2017), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition, and results of operations.

We may be affected by market or regulatory responses to climate change.

Growing concerns about climate change may result in the imposition of additional environmental regulations. Legislation, international protocols, regulation or other restrictions on emissions could result in increased compliance costs for us and our clients and have other impacts on our clients, including those who are involved in the exploration, production or refining of fossil fuels, emit greenhouse gases through the combustion of fossil fuels or emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such policy changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on our business, financial condition, and results of operations. However, these changes could also increase the pace of projects, such as carbon capture or storage projects, that could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.

Our effective tax rate may increase or decrease.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations, and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. An increase or decrease in our effective tax rate, or an ultimate determination that the Company owes more taxes than the amounts previously accrued, could have a material adverse impact on our financial condition and results of operations.

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

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to and disclosure of our and our clients’ proprietary or classified information. As part of our ongoing effort to utilize industry accepted security measures and technology to securely maintain all confidential and proprietary information on our computer systems, we have observed increased threat activity to our computer systems, and have identified instances of unauthorized access to certain of our computer systems occurring in the 2014-2016 timeframe. In response, we are conducting an ongoing internal investigation with the assistance of outside counsel and technical experts to identify and remediate the source and impact of these incursions, as well as comply with related notification and disclosure obligations. Expenses incurred to date related to this matter have not been material. We will incur additional expenses and may incur losses in connection with this matter, which may have a material adverse effect on our business, financial conditions, results of operations and cash flows; however, at this time we are unable to reasonably estimate any such additional expenses or losses.

While we have security measures and technology in place to protect our and our clients’ proprietary or classified information, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our or our clients’ information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We also hold licenses from third parties which may be utilized in our business operations.  If we are no longer able to license such technology on commercially reasonable terms or otherwise, our business and financial performance could be adversely affected.

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

Failure of the Merger to be consummated, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could negatively affect our stock price and our future business and financial results.

Our obligations and CH2M’s obligations to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including, but not limited to: (i) the approval of the Merger Agreement by the CH2M stockholders, (ii) the expiration or termination of applicable waiting periods under, or receipt of the applicable consents required under, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and certain foreign antitrust and competition laws, each of which have been satisfied or obtained, (iii) the absence of any order, applicable law or other legal restraints of certain specified governmental authorities enjoining or otherwise prohibiting the consummation of the Merger, (iv) the accuracy of certain representations and warranties of each of the parties contained in the Merger Agreement, subject to specified materiality qualifications, (v) compliance, in all material respects, by each of the parties with their respective covenants contained in the Merger Agreement, (vi) the effectiveness of the registration statement on Form S-4 filed by the Company for the issuance of the Company common stock in the Merger, which was satisfied on November 9, 2017, and the approval of the listing of such shares on the New York Stock Exchange, (vii) the absence of a material adverse effect on either CH2M or the Company since the date of the Merger Agreement and (viii) the other conditions set forth in the Merger Agreement. There can be no assurance that these conditions to the consummation of the Merger will be satisfied in a timely manner or at all.  In addition, other factors such as Jacobs’ ability to obtain the debt financing it needs to consummate the Merger, or legal proceedings related to the Merger, may affect when and whether the Merger will occur.

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

If Jacobs’ financing for the Merger becomes unavailable, the Merger may not be completed.

Jacobs intends to finance the cash component of the consideration payable to CH2M stockholders in the Merger, the repayment of CH2M’s outstanding indebtedness and other transaction expenses with a combination of cash on hand and debt financing, which includes the Jacobs Term Loan Facility in an aggregate principal amount of $1.5 billion and additional borrowings under the Revolving Credit Facility. Jacobs currently estimates that the aggregate principal amount of indebtedness to be incurred in connection with the Merger will be approximately $1.9 billion. There are a number of conditions in the Jacobs Term Loan Credit Agreement and the Revolving Credit Facility that must be satisfied or waived in order for closing of the debt financing to occur. There is a risk that these conditions will not be satisfied. In the event that the financing contemplated by the Jacobs Term Loan Credit Agreement and the Revolving Credit Facility is not available, Jacobs may obtain alternative financing to finance the consideration payable to CH2M stockholders in the Merger, the repayment of CH2M’s outstanding indebtedness and other transaction expenses. Such alternative financing may not be available on acceptable terms, in a timely manner or at all. While obtaining financing is not a condition to Jacobs’ obligation to effect the Merger, if other financing becomes necessary and Jacobs is unable to secure such other financing, the Merger may not be completed.

The Merger may adversely affect the outcome of pending and future claims and litigation.

If the Merger is completed, it may give rise to unexpected liabilities and costs, including costs associated with the defense and resolution of possible litigation or other claims, and may have an adverse effect on any pending claims against Jacobs or CH2M. Jacobs could also be subject to claims or litigation related to the Merger, whether or not the Merger is consummated. Such actions may create additional uncertainty relating to the Merger, and responding to such claims and defending such actions may be costly and distracting to management.

The current ownership and voting interests of Jacobs stockholders will be diluted by the Merger.

Upon the completion of the Merger, except for stockholders who own stock in both Jacobs and CH2M, each Jacobs stockholder will have a percentage ownership of Jacobs that is smaller than such stockholder’s current percentage ownership of Jacobs. Because of this, Jacobs stockholders will generally have less influence on the management and policies of the combined company than they now have on the management and policies of Jacobs. If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, Jacobs stockholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the strategic and financial benefits currently anticipated from the Merger.

The combined company may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, the combined company’s ability to realize the anticipated benefits from combining Jacobs’ and CH2M’s businesses, including achieving cost savings and operating synergies. The combined company’s ability to realize the anticipated benefits of the Merger will depend, to a large extent, on the ability of Jacobs to integrate the businesses of CH2M with Jacobs. The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of Jacobs and CH2M. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, could preclude or delay the realization of the full benefits expected by Jacobs. The failure of the combined company to meet the challenges involved in integrating successfully the operations of Jacobs and CH2M or otherwise to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships and diversion of management’s attention, and may cause the combined company’s stock price to decline.

The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;
•	delays, unexpected costs or difficulties in completing the integration of CH2M or its assets;
•	unanticipated issues in integrating logistics, information, communications and other systems;
•	unanticipated changes in applicable laws and regulations;
•	difficulties assimilating the operations and personnel of acquired companies into our operations;
•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;
•	diversion of the attention and resources of management or other disruptions to current operations;
•	challenges in attracting and retaining key personnel;
•	retaining key customers and suppliers;
•	challenges in obtaining new customers and winning customer contracts;
•	retaining and obtaining required regulatory approvals, licenses and permits;
•	organizational conflicts of interest;
•	difficulties in managing the expanded operations of a significantly larger and more complex company; and
•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger.

Many of these factors will be outside of Jacobs’ and the combined company’s control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact Jacobs’ and the combined company’s business, financial condition and results of operations.

In addition, even if the operations of Jacobs and CH2M are integrated successfully, the combined company may not realize the full benefits of the proposed transactions, including the synergies, cost savings or growth opportunities that the combined company expects. These benefits may not be achieved within the anticipated time frame, or at all. As a result, there can be no assurance that the Merger will result in the realization of the full benefits anticipated from the transactions contemplated by the Merger Agreement.

We will be subject to business uncertainties while the Merger is pending and following the combination.

Uncertainty about the effect of the Merger on Jacobs’ employees and business relationships may have an adverse effect on Jacobs and on the combined company following the closing of the Merger. Our continued success depends, in part, upon our ability to retain the talents and dedication of our key employees and the ability of the combined company to retain the talents and dedication of CH2M’s key employees. Employees may decide not to remain with the Company or CH2M, as applicable, while the Merger is pending. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected and management's attention may be diverted from successfully managing our business to hiring suitable replacements, any of which factors may cause our business to deteriorate. In addition, we or CH2M may not be able to motivate certain key employees during the pendency of the Merger due to a perceived lack of appropriate opportunities for advancement or other reasons.

In addition, uncertainties during the pendency of the Merger may cause third parties who deal with the Company and/or CH2M to seek to change existing business relationships with us or CH2M. Moreover, customers’ uncertainty about the effect of the Merger, including the perception of potential conflicts of interest with respect to projects where CH2M assumes, or will assume, a project role and Jacobs assumes, or will assume, a delivery role, and vice versa, may have an adverse effect on the ability of Jacobs and/or CH2M to attract or retain customers or to win customer contracts.

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

During the pendency of the Merger and following the Merger, our operating results and share price may be volatile, which could cause the value of our stockholder’s investments to decline.

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

Jacobs expects to incur substantial indebtedness to finance the Merger, which may decrease Jacobs’ business flexibility and could adversely impact Jacobs’ financial condition and results of operations.

In addition to using cash on hand at Jacobs and CH2M, Jacobs intends to finance the cash component of the consideration payable to the CH2M stockholders in the Merger, the repayment of CH2M’s outstanding indebtedness and other transaction expenses with debt financing, which includes the Jacobs Term Loan Facility in an aggregate principal amount of $1.5 billion and additional borrowings under the Revolving Credit Facility. Jacobs currently estimates that the aggregate principal amount of indebtedness to be incurred in connection with the Merger will be approximately $1.9 billion. The financial and other covenants to which Jacobs has agreed to, or may agree to in connection with the incurrence of new indebtedness, and the combined company’s increased indebtedness may have the effect, among other things, of reducing the combined company’s flexibility to respond to changing business and economic conditions, thereby placing the combined company at a competitive disadvantage compared to competitors that have less indebtedness and making the combined company more vulnerable to general adverse economic and industry conditions. The combined company’s increased indebtedness will also increase borrowing costs, and the covenants pertaining thereto may also limit the combined company’s ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. The combined company will also be required to dedicate a larger portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow for other purposes, including working capital, capital expenditures and general corporate purposes. In addition, the terms and conditions of such debt may not be favorable to the combined company and, as such, could further increase the costs of the Merger, as well as the overall burden of such debt upon the combined company and the combined company’s business flexibility. Further, the combined company will be exposed to the risk of increased interest rates as a result of (i) higher leverage at or after the closing of the Merger and

(ii) unless the combined company enters into offsetting hedging transactions, interest rates that vary based on LIBOR or a bank’s prime rate.

The combined company’s ability to make payments on and to refinance its debt obligations and to fund planned capital expenditures will depend on its ability to generate cash from the combined company’s operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the combined company’s control.

The combined company may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If the combined company cannot service its indebtedness, the combined company may have to take actions such as selling assets, selling additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments or alliances, any of which could impede the implementation of the combined company’s business strategy or prevent the combined company from entering into transactions that would otherwise benefit its business. Additionally, the combined company may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Any of the foregoing consequences could adversely affect the combined company’s financial condition or results of operations.

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

	Low Sales	High Sales
	Price	Price
Fiscal 2017:
First quarter	$49.16	$63.42
Second quarter	52.39	62.20
Third quarter	50.53	55.97
Fourth quarter	49.31	58.51
Fiscal 2016:
First quarter	$37.51	$45.41
Second quarter	34.76	44.77
Third quarter	40.93	53.33
Fourth quarter	48.13	55.89

Shareholders

According to the records of our transfer agent, there were 989 shareholders of record as of November 10, 2017.

Share Repurchases

On July 23, 2015, the Board of Directors approved a program to repurchase up to $500 million of the Company’s common stock over the next three years.  Share repurchases may be executed through various means including, without limitation, open market transactions.  The share repurchase program, which expires on July 22, 2018, does not oblige the Company to purchase any shares.  The authorization for the share repurchase program may be terminated, increased, or decreased by the Company’s Board of Directors in its discretion at any time.  The timing of our share repurchases may depend upon market conditions, other uses of capital, and other factors.

There were no repurchases of our common stock during the fourth quarter of fiscal 2017.

Dividends

Our current policy is to use cash flows from operations to fund future growth, pay down debt, and, subject to market conditions, repurchase common stock under a stock buy-back program approved by our Board of Directors.  On December 1, 2016, the Company announced that the Board of Directors has approved the initiation of a cash dividend program.  Quarterly dividends of $0.15 per share were paid in each of the second, third and fourth quarters of fiscal 2017.  On September 27, 2017, the Board of Directors declared a quarterly cash dividend of $0.15 per share, which was paid on November 10, 2017.  Future dividend payments are subject to review and approval by the Company’s Board of Directors.

Unregistered Sales of Equity Securities.

None.

Performance Graph

The following graph and table shows the changes over the five-year period ended September 29, 2017 in the value of $100 as of the close of market on September 30, 2012 in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Stock Index, and (3) the Dow Jones Heavy Construction Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

	2012	2013	2014	2015	2016	2017
Jacobs Engineering Group Inc.	100.00	143.90	120.75	92.58	127.92	145.32
S&P 500	100.00	119.34	142.89	142.02	163.93	194.44
Dow Jones US Heavy Construction	100.00	125.97	120.24	89.30	101.31	109.49

Note: The above information was provided by Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. Dollar amounts are presented in thousands, except for per share information:

	2017 (a)	2016 (b)	2015 (c)	2014 (d)	2013
Results of Operations:
Revenues	$10,022,788	$10,964,157	$12,114,832	$12,695,157	$11,818,376
Net earnings attributable to Jacobs	293,727	210,463	302,971	328,108	423,093
Financial Position:
Current ratio	1.56 to 1	1.61 to 1	1.58 to 1	1.58 to 1	2.07 to 1
Working capital	1,069,953	1,081,784	1,141,512	1,372,332	2,020,853
Current assets	2,996,180	2,864,470	3,122,678	3,722,178	3,908,473
Total assets	7,380,859	7,360,022	7,785,926	8,453,659	7,274,144
Cash	774,151	655,716	460,859	732,647	1,256,405
Long-term debt	235,000	385,330	584,434	764,075	415,086
Total Jacobs stockholders’ equity	4,428,352	4,265,276	4,291,745	4,469,255	4,213,097
Return on average equity	6.76%	4.92%	6.92%	7.56%	10.66%
Backlog:
Technical professional services	12,593,615	12,013,121	11,692,404	12,607,029	11,118,400
Field services	7,194,998	6,747,408	7,114,166	5,773,005	6,099,500
Total	19,788,613	18,760,529	18,806,570	18,380,034	17,217,900
Per Share Information:
Basic earnings per share	2.43	1.75	2.42	2.51	3.27
Diluted earnings per share	2.42	1.73	2.40	2.48	3.23
Stockholders’ equity	36.78	35.26	34.85	33.92	32.00
Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	121,466	121,483	126,110	132,371	130,945
Common Shares Outstanding At Year End	120,386	120,951	123,153	131,753	131,639
Cash Dividends Declared Per Common Share	$0.60	—	—	—	—

___________

(a)

Includes costs of $87.9 million, or $0.73 per diluted share, related to the Company's restructuring and other initiatives in the first, second, third and fourth quarter of fiscal 2017.  Also included in the fourth quarter of fiscal 2017 are after-tax charges of $10.6 million, or $0.09 per diluted share, respectively, in professional fees and related costs associated with the pending CH2M acquisition.  For a description of these restructuring and other initiatives, see “Restructuring and Other Charges” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b)

Includes costs of $135.6 million, or $1.12 per diluted share, related to the Company's restructuring initiatives in the first, second, third and fourth quarter of fiscal 2016.  Also included in the fourth quarter of fiscal 2016 are (i) a loss on sale of our French subsidiary of $17.1 million or $0.14 per diluted share; and (ii) a non-cash write-off on an equity investment of $10.4 million or $0.09 per diluted share.  For a description of these restructuring and other initiatives, see “Restructuring and Other Charges” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c)

Includes costs of $107.9 million, or $0.86 per diluted share, related to the Company's restructuring initiatives in the second, third and fourth quarters of fiscal 2015.  For a description of these restructuring and other initiatives, see “Restructuring and Other Charges” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(d)	Includes costs of $109.2 million, or $0.82 per diluted share, related to the Company's restructuring initiatives in the third and fourth quarter of fiscal 2014.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Accounting for Contracts and Use of Joint Ventures - We recognize revenue earned on our technical professional and field services projects under the percentage-of-completion method described in ASC 605-35, Construction-Type and Production-Type Contracts. In general, we recognize revenues at the time we provide services. Pre-contract costs are generally expensed as incurred.  Contracts are generally segmented between types of services, such as project services and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. For multiple contracts with a single customer we account for each contract separately.

The percentage-of-completion method of accounting is applied by comparing contract costs incurred to date to the total estimated costs at completion. On cost-reimbursable contracts, the cost of materials and subcontracts are generally excluded from the calculation of the measure of progress towards completion to provide a more meaningful allocation of income. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

Unapproved change orders are included in the contract price to the extent it is probable that such change orders will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Claims meeting these recognition criteria are included in revenues only to the extent of the related costs incurred.

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

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures and consortiums. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables

(representing amounts due from clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. Very few of our joint ventures have employees. None of our joint ventures have third-party debt or credit facilities. Under U.S. GAAP, our share of profits and losses associated with the contracts held by the joint ventures is reflected in our Consolidated Financial Statements.

Certain of our joint ventures meet the definition of a VIE. In evaluating our VIEs for possible consolidation, we perform a qualitative analysis to determine whether or not we have a “controlling financial interest” in the VIE as defined by U.S. GAAP. We consolidate only those VIEs over which we have a controlling financial interest and are the primary beneficiary.

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

Accounting for Pension Plans — The accounting for pension plans requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions include discount rates, investment returns, and projected salary increases, among others. The actuarial assumptions used in determining the funded statuses of the plans are provided in Note 7 – Pension and other Postretirement Benefit Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

The expected rates of return on plan assets for fiscal 2018 range from 3.5% to 8.5% which is the same for the fiscal 2017. We believe the range of rates selected for fiscal 2018 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities were changed from a range of 0.7% to 7.0% in fiscal 2016 to a range of 1.3% to 7.0% in fiscal 2017. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.

Changes in the actuarial assumptions often have a material effect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at September 30, 2017, was higher (lower) by 0.5%, the PBO would have been lower (higher) at that date by approximately $119.7 million for non-U.S. plans, and by approximately $7.3 million for U.S. plans. If the expected return on plan assets was higher (lower) by 1.0%, the net periodic pension cost for fiscal 2017 would be lower (higher) by approximately $10.7 million for non-U.S. plans, and by approximately $1.3 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the fairness of the actuarial assumptions used.

Contractual Guarantees, Litigation, Investigations, and Insurance — In the normal course of business, we are subject to certain contractual guarantees and litigation. The guarantees to which we are a party generally relate to project schedules and plant performance. Most of the litigation in which we are involved has us as a defendant in workers’ compensation; personal injury; environmental; employment/labor; professional liability; and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. We have elected, however, to retain a portion of losses that occur through the use of various deductibles, limits, and retentions under our insurance programs. In addition, our insurance policies may contain exclusions for certain matters, and insurance companies may seek to deny coverage for claims against us. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured, and we intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of our contracts.

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

During the second quarter of fiscal 2016, we reorganized our operations around four global lines of business, which also serve as our operating segments: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial.  We determined that this new organization would better support the needs of managing each unique set of customers that fall within each segment. As a result of the new organization, we subsequently realigned our internal reporting structures to enable our Chief Executive Officer, who is also our Chief Operating Decision Maker, to evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. For purposes of our goodwill impairment testing, we have determined that our operating segments are also our reporting units based on management’s conclusion that the components comprising each of our operating segments share similar economic characteristics and meet the aggregation criteria in accordance with ASC 350.

U.S. GAAP does not prescribe a specific valuation method for estimating the fair value of reporting units. Any valuation technique used to estimate the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others.

We used both an income approach and a market approach to test our goodwill for possible impairment. Such approaches require us to make estimates and judgments. Under the income approach, fair value is determined by using the discounted cash flows of our reporting units. The Company’s discount rate reflects a weighted average cost of capital (“WACC”) for a peer group of companies representative of the Company’s respective reporting units.  Under the market approach, the fair value of our reporting units is determined by reference to guideline companies that are reasonably comparable to our reporting units; the fair values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of fair values indicated. The fair values for each reporting unit exceeded the respective book values ranging from 27% to 110%.

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

In performing the Company’s annual impairment test as of the end of the third quarter of fiscal 2017 the Company performed a qualitative assessment, and determined that it was more likely than not that the fair value of its reporting units exceeded their carrying amounts. As a result, the Company is not required to proceed to a quantitative impairment assessment.

We have determined that the fair value of our reporting units substantially exceeded their respective carrying values for the Consolidated Balance Sheets presented.

Restructuring and Other Charges

During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future. We refer to these initiatives, in the aggregate, as the "2015 Restructuring". These activities evolved and developed over time as management identified and evaluated opportunities for changes in the Company’s operations (and related areas of potential cost savings), as economic conditions changed and as the realignment of the Company’s operations into its four global lines of business was implemented. Actions related to the 2015 Restructuring include involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. We did not exit any service types or client end-markets in connection with the 2015 Restructuring.

The majority of the costs associated with the 2015 Restructuring are included in SG&A expense in the Consolidated Statements of Earnings. The following table summarizes the impact of the 2015 Restructuring for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Lease Abandonments	$55,647	$92,643	$90,569
Involuntary Terminations	30,716	85,599	55,313
Outside Services	4,236	7,398	12,734
Other restructuring related, net	8,089	2,267	(1,424)
Total	$98,688	$187,907	$157,192

The 2015 Restructuring was completed in the fourth quarter of fiscal 2017, with the results of this program generally being in line with management’s expectations.  The Company expects annual savings from the 2015 Restructuring to be approximately $285 million per year.

During the second fiscal quarter of 2017, the Company entered into strategic business restructuring activities associated with realignment of its Europe, U.K. and Middle East regional operations in our Buildings & Infrastructure segment.  Pre-tax net charges of $22.6 million were recorded associated mainly with net realizable value write-offs on contract accounts receivable of $16.5 million, with additional charges recorded for statutory redundancy and severance costs of $1.4 million and other liabilities of $4.7 million which are both expected to be paid or settled within fiscal 2018.  Additional charges of $1.2 million were recorded under this business exit during third quarter fiscal 2017 associated mainly with contract accounts receivable charges.  Further, management has determined that these business restructuring activities do not qualify for discontinued operations treatment in accordance with U.S. GAAP as the associated businesses were not material.

During the fourth fiscal quarter of 2017, the Company implemented certain restructuring activities (primarily severance related activities) associated with the Company’s announced definitive agreement to acquire CH2M as well as final charges recognized in connection with the completion of the 2015 Restructuring.  Approximately $13.6 million, or $0.11 per diluted share of after tax charges were recorded in association with these activities.

Collectively, the 2015 Restructuring and the above mentioned restructuring activities are referred to as “Restructuring and other charges.”

Also, our fourth quarter of fiscal 2017 included after-tax charges of $10.6 million, or $0.09 per diluted share in professional fees and related costs associated with the pending CH2M acquisition.

The following table summarizes the effects of Restructuring and other charges and CH2M and professional fees and integration costs in the Company’s consolidated results of operations for the years ended September 29, 2017, September 30, 2016 and October 2, 2015, respectively (in thousands, except for earnings per share):

	Year Ended
	September 29, 2017
	U.S. GAAP	Effects of Restructuring and Other Charges	Effects of CH2M professional fees and integration costs	Adjusted
Revenue	$10,022,788	$17,526	$—	$10,040,314
Direct cost of contracts	(8,250,536)	4,913	—	(8,245,623)
Selling, general and administrative expenses	(1,379,983)	111,767	17,100	(1,251,116)
Total other income, net	948	1,233	—	2,181
Earnings before taxes	393,217	135,439	17,100	545,756
Income tax expense	(105,842)	(42,663)	(6,498)	(155,003)
Net earnings of the group	287,375	92,776	10,602	390,753
Net earnings attributable to non-controlling interests	6,352	(4,913)	—	1,439
Net earnings attributable to Jacobs	$293,727	$87,863	$10,602	$392,192
Diluted earnings per share	$2.42	$0.73	$0.09	$3.24

	Year Ended September 30, 2016
	U.S. GAAP	Effects of 2015 Restructuring	Adjusted
Revenue	$10,964,157	$—	$10,964,157
Direct cost of contracts	(9,196,326)	—	(9,196,326)
Selling, general and administrative expenses	(1,429,233)	187,630	(1,241,603)
Total other (expense) income, net	(51,875)	41,687	(10,188)
Earnings before taxes	286,723	229,317	516,040
Income tax expense	(72,208)	(66,225)	(138,433)
Net earnings of the group	214,515	163,092	377,607
Net earnings attributable to non-controlling interests	(4,052)	—	(4,052)
Net earnings attributable to Jacobs	$210,463	$163,092	$373,555
Diluted earnings per share	$1.73	$1.35	$3.08

	Year Ended
	October 2, 2015
	U.S. GAAP	Effects of 2015 Restructuring	Adjusted
Revenue	$12,114,832	$—	$12,114,832
Direct cost of contracts	(10,146,494)	—	(10,146,494)
Selling, general and administrative expenses	(1,522,811)	154,283	(1,368,528)
Total other (expense) income, net	(15,390)	2,909	(12,481)
Earnings before taxes	430,137	157,192	587,329
Income tax expense	(101,255)	(49,278)	(150,533)
Net earnings of the group	328,882	107,914	436,796
Net earnings attributable to non-controlling interests	(25,911)	—	(25,911)
Net earnings attributable to Jacobs	$302,971	$107,914	$410,885
Diluted earnings per share	$2.40	$0.86	$3.26

       JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Fiscal Years Ended September 29, 2017,  September 30, 2016, and October 2, 2015

(In thousands, except per share information)

	September 29, 2017	September 30, 2016	October 2, 2015
Revenues	$10,022,788	$10,964,157	$12,114,832
Costs and Expenses:
Direct costs of contracts	(8,250,536)	(9,196,326)	(10,146,494)
Selling, general and administrative expenses	(1,379,983)	(1,429,233)	(1,522,811)
Operating Profit	392,269	338,598	445,527
Other Income (Expense):
Interest income	8,748	7,848	7,262
Interest expense	(12,035)	(15,260)	(19,503)
Gain/(Loss) on disposal of business and investments	10,880	(41,410)	(2,909)
Miscellaneous expense, net	(6,645)	(3,053)	(240)
Total other income (expense), net	948	(51,875)	(15,390)
Earnings Before Taxes	393,217	286,723	430,137
Income Tax Expense	(105,842)	(72,208)	(101,255)
Net Earnings of the Group	287,375	214,515	328,882
Net Earnings (Loss) Attributable to Noncontrolling Interests	6,352	(4,052)	(25,911)
Net Earnings Attributable to Jacobs	$293,727	$210,463	$302,971
Net Earnings Per Share:
Basic	$2.43	$1.75	$2.42
Diluted	$2.42	$1.73	$2.40

2017 Overview

The Company's net earnings for fiscal 2017 were $293.7 million, an increase of $83.3 million, or 39.6%, when compared to fiscal 2016. The Company’s results for the current year when compared to the prior year were favorably impacted by improving gross margins based on benefits from our improvements in project execution and favorable mix.  Our results were also favorably affected by lower SG&A of $49.2 million year over year, due largely to lower costs from our 2015 Restructuring initiatives which concluded at the end of fiscal 2017, with resulting ongoing savings from these initatives helping offset higher personnel related costs and professional services.  Our fiscal 2017 results were also favorably impacted in comparision to 2016 by an $11 million pre tax gain on the sale of our Neste Jacobs JV combined with the non recurrence of 2016 charges associated with the loss on sale of our French subsidiary of $24.4 million and the noncash write-off on an equity investment of $17 million.  Income taxes for fiscal 2017 were higher by $33.6 million due mainly to higher pre-tax income.

On August 1, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CH2M HILL Companies, Ltd. (“CH2M”), and Basketball Merger Sub Inc., a direct wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to and subject to the terms and conditions of the Merger Agreement, (i) Merger Sub will merge with and into CH2M, with CH2M continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company (the “Merger”) and (ii) each outstanding share of common stock of CH2M will be converted into the right to receive, at the election of the holder thereof in accordance with, and subject to, the terms, conditions and procedures set forth in the Merger Agreement, in each case without interest the following consideration: (a) the combination of (x) $52.85 in cash and (y) 0.6677 shares of common stock, par value $1.00 per share, of the Company; (b) $88.08 in cash; or (c) 1.6693 shares of the Company’s common stock.  The Merger is subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by CH2M stockholders, and is expected to close by the end of fiscal first quarter 2018.

On January 27, 2017, we acquired Aquenta Consulting Pty Ltd. (“Aquenta”) headquartered in Sydney, Australia, an integrated project service solutions company.  Also, on August 31, 2017, we acquired Blue Canopy, LLC headquartered in Reston, Virginia.  Blue Canopy provides data analytics, cybersecurity and application development.

Backlog at September 29, 2017 was $19.8 billion, up $1.0 billion over 2016 and a record level for the Company.  New prospects and new sales remain strong and the Company continues to have a positive outlook for many of the industry groups and markets in which our clients operate.

On December 1, 2016, the Company announced the approval of a cash dividend program.  Quarterly dividends of $0.15 per share were paid in each of the second, third and fourth quarters of fiscal 2017.  On September 27, 2017, the Board of Directors declared a quarterly cash dividend of $0.15 per share, which was paid on November 10, 2017.  Also, the Company repurchased and retired 2.0 million shares of its common stock under its share repurchase program for $97.2 million.

Results of Operations

Fiscal 2017 Compared to Fiscal 2016

Total revenues for the year ended September 29, 2017, were $10.02 billion, a decrease of $941.4 million, or 8.6%, from $10.96 billion for the corresponding period last year. The decrease in revenues was due primarily to lower volumes in the Petroleum & Chemicals, Aerospace & Technology and Industrial LOBs, partially offset by an increase in volume in the Buildings & Infrastructure LOB. These lower volumes were driven mainly by lower field services volume, primarily with Petroleum & Chemicals customers and the timing of project completions versus new project timing.

Direct costs of contracts for the year ended September 29, 2017 were $8.25 billion, a decrease of $945.8 million, or 10.3%, from $9.20 billion for the corresponding period last year. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”). On other projects where the client elects to pay for such items directly and we have no associated responsibility for such items, these amounts are not considered pass-through costs and are, therefore, not reflected in either revenues or costs. To the extent that we incur a significant amount of passthrough costs in a period, our direct costs of contracts are likely to increase as well.

Pass-through costs included in revenues for the year ended September 29, 2017 were $2.54 billion in comparison to $2.49 billion in line with amounts in the corresponding period last year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

As a percentage of revenues, direct costs of contracts for the year ended September 29, 2017 was 82.3%. This compares to 83.9% for the year ended September 30, 2016. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Generally, the more procurement we do on behalf of our clients (e.g., where we purchase equipment and materials for use on projects and/or procure subcontracts in connection with projects) and the more field services revenues we have relative to technical, professional services revenues, the higher the ratio will be of direct costs of contracts to revenues. Because revenues from pass-through cost arrangements typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a proportionate increase or decrease in our gross margins and operating profit. The reduction in cost relative to revenue is driven by both 1) our strategic focus on realigning our portfolio to higher profit businesses and 2) a reduction in field services revenue, which tends to have a lower margin, as a percent of total revenue resulting in higher margin overall.

Selling, general & administrative expenses for the year ended September 29, 2017 were $1,380.0 million, a decrease of $49.2 million, or 3.4%, from $1,429.2 million for the corresponding period last year. The decrease in SG&A expenses for the comparative annual periods was due mainly to lower Restructuring and other charges of $75.9 million and related savings from the 2015 Restructuring.  These decreases were offset in part by higher year over year spending mainly in personnel related costs and professional service fees, including an additional $17 million associated with CH2M professional service fees and integration costs.

Net interest expense for the year ended September 29, 2017 was $3.3 million, a decrease of $4.1 million from $7.4 million for the corresponding period last year. The decrease in interest expense for the year ended September 29, 2017 as compared to the corresponding period last year was due primarily to the reversal of $2.5 million of accrued interest expense related to the statute expiration of a foreign tax reserve as well as higher levels of interest income.

Miscellaneous expense, net for the year ended September 29, 2017 was ($6.6) million, as compared to ($3.1) million for the corresponding period last year. This change was due primarily to a reversal in fiscal 2016 of $5.1 million of accrued penalties related to the statute expiration of a foreign tax reserve, which did not recur in fiscal 2017, offset in part by other miscellaneous charges.

Gain/(Loss) on disposal of business and investments was $10.9 million and $(41.4) million for the years ended September 29, 2017 and September 30, 2016, respectively.  The reported amounts for fiscal 2017 were associated mainly with the Company’s divestiture of its equity investment in Neste Jacobs Oy, a joint venture between the Company and Neste Corporation.  The $(41.4) million loss on disposal in fiscal 2016 was mainly attributable to the Company’s loss on the sale of our French subsidiary of $24.4 million, and a non-cash write-off on an equity investment of $17.0 million.

The Company’s consolidated effective income tax rate is generally lower than the U.S. statutory rate of 35% primarily due to the impacts of favorable tax rate differences in our foreign operations.  The following table reconciles total income tax expense using the statutory U.S. federal income tax rate to the consolidated income tax expense shown in the accompanying Consolidated Statements of Earnings for the years ended September 29, 2017 and September 30, 2016 (dollars in thousands):

	For the Years Ended
	September 29, 2017%			September 30, 2016	%
Statutory amount	$137,626	35.0%		$100,353	35.0%
State taxes, net of the federal benefit	8,955	2.3%		7,853	2.7%
Exclusion of tax on non-controlling interests	2,223	0.6%		(1,418)	(0.5%)
Foreign:
Difference in tax rates of foreign operations	(16,987)	(4.3%	)	(17,184)	(6.0%)
Benefit from foreign valuation allowance release	(3,085)	(0.8%	)	(11,182)	(3.9%)
U.K. tax rate change on deferred tax assets	—	0.0%		8,853	3.1%
Nontaxable income from foreign affiliate	(3,280)	(0.8%	)	—	0.0%
U.S. tax cost of foreign operations	18,612	4.7%		30,850	10.9%
Tax differential on foreign earnings	(4,740)	(1.2%	)	11,337	4.1%
Foreign tax credits	(20,454)	(5.2%	)	(44,018)	(15.4%)
Uncertain tax positions	(5,779)	(1.5%	)	1,449	0.5%
Other items:
IRS §179D deduction	(3,351)	(0.8%	)	(2,153)	(0.8%)
IRS §199D deduction	(2,113)	(0.5%	)	(2,800)	(1.0%)
Foreign partnership loss	(9,861)	(2.5%	)	(2,658)	(0.9%)
Other items – net	3,336	0.7%		4,263	1.5%
Total other items	(11,989)	(3.1%	)	(3,348)	(1.2%)
Taxes on income	$105,842	26.9%		$72,208	25.2%

The Company’s consolidated effective income tax rate for the year ended September 29, 2017 increased to 26.9% from 25.2% for fiscal 2016.  Key drivers for this year over year increase include the impacts of lower foreign tax credit benefits and lower benefits from valuation allowance releases on foreign deferred tax assets, partly offset by favorable impacts of U.S. tax cost of foreign operations, the non-recurrence of 2016 tax rate change impacts on deferred income tax assets in the UK and favorable impacts from change in uncertain tax positions.

Fiscal 2016 Compared to Fiscal 2015

Total revenues for the year ended September 30, 2016, were $10.96 billion, a decrease of $1.15 billion, or 9.5%, from $12.11 billion for the corresponding period last year.  The decrease in revenues was due primarily to lower volumes in the

Petroleum & Chemicals, Aerospace & Technology and Buildings & Infrastructure LOBs, partially offset by an increase in the Industrial LOB.

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

SG&A expenses for fiscal 2016 decreased by $93.6 million, or 6%, to $1.43 billion, compared to $1.52 billion for fiscal 2015. The decrease in SG&A expenses was primarily due to higher SG&A savings associated with the 2015 Restructuring.  Excluding the effects of the 2015 Restructuring in both fiscal 2016 and 2015, adjusted SG&A expenses for fiscal 2016 decreased $126.9 million, or 9%, to $1.24 billion from $1.37 billion in fiscal 2015.

Net interest expense for fiscal 2016 decreased $4.8 million to $7.4 million from $12.2 million in fiscal 2015. Included in net interest expense for fiscal 2016 was a reversal of $2.7 million of accrued interest expense related to the expiration of the statutue of limitations relating to a foreign tax reserve.  Interest expense for fiscal 2016 was also lower when compared to the same period last year due to lower debt levels.

Loss on disposal of business and investments for fiscal 2016 increased by $38.5 million to $41.4 million from $2.9 million in fiscal 2015.  The increase is due to the previously discussed fiscal 2016 loss items on the sale of our French subsidiary of $24.4 million, and a non-cash write-off on an equity investment of $17.0 million.

Miscellaneous expense for fiscal 2016 increased $2.8 million to $3.1 million from $0.2 million in fiscal 2015.  The increase over the prior year period was primarily due to realized exchange rate losses.  Included in miscellaneous expense for fiscal 2016 was a reversal of $5.1 million of accrued penalties related to the expiration of the statute of limitations relating to a foreign tax reserve.

The Company’s consolidated effective income tax rate is generally lower than the U.S. statutory rate of 35% primarily due to the impacts of favorable tax rate differences in our foreign operations.  The following table reconciles total income tax expense using the statutory U.S. federal income tax rate to the consolidated income tax expense shown in the accompanying Consolidated Statements of Earnings for the years ended September 30, 2016 and October 2, 2015 (dollars in thousands):

	For the Years Ended
	September 30, 2016%			October 2, 2015	%
Statutory amount	100,353	35.0%		$150,548	35.0%
State taxes, net of the federal benefit	7,853	2.7%		12,857	3.0%
Exclusion of tax on non-controlling interests	(1,418)	(0.5%	)	(9,069)	(2.1%)
Foreign:
Difference in tax rates of foreign operations	(17,184)	(6.0%	)	(19,180)	(4.5%)
Benefit from foreign valuation allowance release	(11,182)	(3.9%	)	(3,372)	(0.8%)
Tax deductible foreign currency loss	—	0.0%		(23,100)	(5.4%)
U.K. tax rate change on deferred tax assets	8,853	3.1%		—	0.0%
U.S. tax cost of foreign operations	30,850	10.9%		6,814	1.6%
Tax differential on foreign earnings	11,337	4.1%		(38,838)	(9.0%)
Foreign tax credits	(44,018)	(15.4%	)	(21,313)	(5.0%)
Uncertain tax positions	1,449	0.5%		2,281	0.5%
Other items:
IRS §179D deduction	(2,153)	(0.8%	)	—	0.0%
IRS §199D deduction	(2,800)	(1.0%	)	(4,582)	(1.1%)
Foreign partnership (loss)/income	(2,658)	(0.9%	)	11,858	2.8%
Other items – net	4,263	1.5%		(2,487)	(0.6%)
Total other items	(3,348)	(1.2%	)	4,789	1.1%
Taxes on income	72,208	25.2%		$101,255	23.5%

The Company’s consolidated effective income tax rate for the year ended September 30, 2016 increased to 25.2% from 23.5% for fiscal 2015.  The primary components of this increase in tax rate were due mainly to unfavorable impacts from U.S. tax cost of foreign operations, the non-recurrence of tax deductible foreign currency losses in fiscal 2015, unfavorable impacts from U.K. tax rates changes on deferred tax assets and other unfavorable items.  These unfavorable impacts on the tax rate were partly offset by favorable foreign tax credits year over year, favorable income levels from our foreign partnerships in 2016 and comparably higher benefits from foreign valuation allowance releases in fiscal 2016.

Segment Financial Information

The following table provides selected financial information for our operating segments and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and expenses relating to Restructuring and other charges and CH2M professional fees and integration costs (in thousands).

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Revenues from External Customers:
Aerospace & Technology	$2,360,613	$2,657,433	$2,924,753
Buildings & Infrastructure	2,452,321	2,253,512	2,458,379
Industrial	2,743,662	2,793,713	2,517,571
Petroleum & Chemicals	2,466,192	3,259,499	4,214,129
Total	$10,022,788	$10,964,157	$12,114,832

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Operating Profit:
Aerospace & Technology	$202,595	$203,808	$205,368
Buildings & Infrastructure (1)	193,455	174,648	145,299
Industrial	115,262	81,268	126,531
Petroleum & Chemicals	113,858	126,604	138,351
Total Segment Operating Profit	625,170	586,328	615,549
Other Corporate Expenses	(81,595)	(60,100)	(15,739)
Restructuring and Other Charges	(134,206)	(187,630)	(154,283)
CH2M Professional Fees and Integration Costs	(17,100)	—	—
Total U.S. GAAP Operating Profit	392,269	338,598	445,527
Gain/(Loss) on disposal of business and investments	10,880	(41,410)	(2,909)
Total Other (Expense) income (2)	(9,932)	(10,465)	(12,481)
Earnings Before Taxes	$393,217	$286,723	$430,137

(1)	Excludes $23,844 in Restructuring and other charges for the fiscal year ended September 29, 2017.
(2)	Years ending September 29, 2017 and September 30, 2016 include Restructuring and other charges of $1,233 and $277, respectively.

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

Aerospace & Technology

	September 29, 2017	September 30, 2016	October 2, 2015
Revenue	$2,360,613	$2,657,433	$2,924,753
Operating Profit	202,595	203,808	205,368

Aerospace & Technology segment revenues for the year ended September 29, 2017 were $2.36 billion, down $296.8 million, or 11.2%, from $2.66 billion for the corresponding period last year. The decrease in revenues was mainly in our U.S. government business sector, where rebid losses and small business award preferences drove the declines. Unfavorable foreign currency impacts of approximately $13 million also contributed to this year over year decline. These unfavorable items were partially offset by positive gains from organic growth and improvement in our telecommunications sector, our NASA projects and our projects for the Ministry of Defence in Australia.

Aerospace & Technology revenues for the fiscal year ended September 30, 2016 were $2.66 billion, down $267.3 million, or 9.1%, from $2.92 billion in fiscal 2015.  The decrease was due mainly to the impact of certain of our U.S. government customers’ shift to a small-business preference in contract awards of approximately $281 million, offset slightly by stronger revenues in our U.K. nuclear and defense markets of approximately $14 million.

Operating profit for the Aerospace & Technology segment was $202.6 million for the year ended September 29, 2017, down $1.2 million, or 0.6%, from $203.8 million for the year ended September 30, 2016. This decrease in profitability was due primarily to the revenue declines in the U.S. government business sector mentioned above, as well as lower equity income from our U.K. joint venture for the comparative periods mainly associated with year over year declines in project funding.

Aerospace and Technology operating profit for the year ended September 30, 2016 was $203.8 million, down $1.6 million, or 0.8%, from $205.4 million in fiscal 2015.  The slight decrease in operating profit was due mainly to the U.S.

government customer shifts in fiscal 2016 described above but was mostly mitigated by improving our performance on fixed price contracts, which increased operating profit by $14.5 million over the comparable prior year period.

Buildings & Infrastructure

	September 29, 2017	September 30, 2016	October 2, 2015
Revenue	$2,452,321	$2,253,512	$2,458,379
Operating Profit	193,455	174,648	145,299

Buildings & Infrastructure revenues for the year ended September 29, 2017 were $2.45 billion, an increase of $198.8 million, or 8.8%, versus $2.25 billion for the comparable period in 2016. The year over year increases in revenues was due mainly to U.S. client spending level increases in the project-management/construction-management (“PMCM”) market. Year over year impacts on revenues from unfavorable foreign currency were approximately $36 million.

Buildings & Infrastructure revenues for the year ended September 30, 2016 was $2.3 billion, a decrease of $204.9 million, or 8.3%, from $2.5 billion in fiscal 2015.  The decrease was primarily due to reduced U.S. and U.K. client spending in certain markets during fiscal 2016.

Operating profit for Buildings & Infrastructure for the year ended September 29, 2017 was $193.5 million, up $18.8 million, or 10.8%, compared to $174.6 million for 2016. Excluded from the presented operating profit amounts for the year ending September 29, 2017 were $23.8 million in Restructuring and other charges related to strategic business restructuring activities in our U.K, Middle East and Europe businesses. Increases in profitability for the period in 2017 over 2016 were due mainly to higher revenue from the U.S. PMCM projects, partially offset by charges from a contract settlement of $6.0 million.

Operating profit for the year ended September 30, 2016 were $174.6 million, an increase of $29.3 million, or 20.2%, from $145.3 million for 2015.    Proactive cost control and restructuring efforts contributed to the increase in operating profit for fiscal 2016 as compared to the corresponding period last year.  As a result, operating margin for fiscal 2016 improved to 7.8%, compared to 5.9%, in fiscal 2015.

Industrial

	September 29, 2017	September 30, 2016	October 2, 2015
Revenue	$2,743,662	$2,793,713	$2,517,571
Operating Profit	115,262	81,268	126,531

Industrial revenues for the year ended September 29, 2017 were $2.74 billion versus $2.79 billion for the same period in 2016, down $50.1 million, or 1.8%. The decrease in revenues was due mainly to  revenue declines from Field Services project completions, weaker market conditions in the Mining & Minerals businesses and unfavorable foreign currency impacts, partially offset by improvements in higher revenues associated with increased client major capex spending in the Life Sciences business.

Industrial revenues for the year ended September 30, 2016 were $2.79 million, an increase of $276.1 million, or 11.0%, from $2.5 billion in fiscal 2015.  The increase was primarily due to new Life Sciences projects offset by a decline in the Mining & Minerals business due to weak market conditions.

Operating profit for the year ended September 29, 2017, was $115.3 million, up $34.0 million, or 41.8%, from $81.3 million for the corresponding period last year. The increase in profitability was due mainly to improved project performance in the Mining & Minerals business and higher levels of professional service and project procurement business in the Life Sciences business. Year over year profit comparisons were also impacted by unfavorable charges in the second quarter fiscal 2016 associated with litigation settlements and a customer bankruptcy amounting to $12.2 million.

Operating profit for the year ended September 30, 2016 was $81.3 million, a decrease of $45.3 million, or 35.8%, from $126.5 million, in fiscal 2015.   The decrease was due to the decline in the Mining & Minerals business and was caused primarily by a negotiated settlement of a project claim that occurred in the second quarter of fiscal 2015 combined with the negative effects of a litigation settlement affecting the second quarter of fiscal 2016 and a customer bankruptcy. These decreases were offset in part by the increases in the Life Sciences market and benefits associated with the 2015 Restructuring. Although driven by discrete items in each of the periods presented, the change in operating profit was negative.  As a result, operating margin for fiscal 2016 declined to 2.9% from 5.0% for the corresponding period last year.

Petroleum & Chemicals

	September 29, 2017	September 30, 2016	October 2, 2015
Revenue	$2,466,192	$3,259,499	$4,214,129
Operating Profit	113,858	126,604	138,351

Petroleum & Chemicals revenues for the year ended September 29, 2017 were $2.45 billion, a decrease of $793.3 million, or 24.3%, from $3.26 billion for the same period in 2016. The decrease in revenues for the year ended September 29, 2017 as compared to the prior year was due primarily to the completion or wind-down of several projects with significant pass-through revenue as well as award delays of large post front-end engineering and design projects, as clients continue to evaluate their capital spending plans as oil prices remained low. Both of these factors resulted in lower field service revenues compared with the prior year periods, while client investment spending continues primarily on compliance, maintenance and sustaining capital programs. Additionally, foreign currency impacts were unfavorable of approximately $18 million on year over year revenue comparisons for fiscal 2017 versus fiscal 2016.

Petroleum & Chemicals revenues for the year ended September 30, 2016 were $3.26 billion, a decrease of $954.6 million, or 22.7%, from $4.2 billion in fiscal 2015.  The decrease was primarily due to lower business volume in the Oil & Gas market sector and to a lesser extent the Refining market sector, particularly in the Middle East and North America, as weak oil prices have significantly impacted client capital spending and delayed the pace of new contract awards.

Operating profit for the year ended September 29, 2017 was $113.9 million, a decrease of $12.7 million, or 10.1%, from $126.6 million for the corresponding period last year. The decrease in profitability as compared to the prior year period was due mainly to revenue declines from lower business volumes mentioned above, offset in part by SG&A savings from restructuring efforts and a one-time $9.9 million benefit associated with benefit plan changes in our India operations.

Operating profit for the year ended September 30, 2016 was $126.6 million, down $11.7 million, or 8.5%, from $138.4 million in fiscal 2015. The decrease in operating profit primarily was due to lower volume in the Oil and Gas and Refining market sectors offset in part by significant savings from restructuring efforts and LOB structure efficiencies. A continued strong focus on cost reductions has partially mitigated the volume reduction impact on operating profit.   As a result, operating margin for the year ended September 30, 2016 increased to 3.9% from 3.3% in fiscal 2015.

Other Corporate Expenses

Other corporate expenses were $81.6 million, $60.1 million and $15.8 million for the years ended September 29, 2017, September 30, 2016 and October 2, 2015.  The increases across the respective years were due mainly to higher spending in personnel related costs and outside services, offset by savings from the 2015 Restructuring program.

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

The following table summarizes our backlog for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in millions):

Backlog:	September 29, 2017	September 30, 2016	October 2, 2015
Aerospace & Technology	$6,231,426	$5,109,973	$4,880,775
Buildings & Infrastructure	5,412,377	5,033,539	4,723,034
Industrial	2,836,854	3,106,575	3,650,520
Petroleum & Chemicals	5,307,956	5,510,442	5,552,241
Total	$19,788,613	$18,760,529	$18,806,570

Increases in backlog in Aerospace & Technology for the years presented were primarily the result of new awards from the U.S. federal government.

Increases in backlog in Building & Infrastructure for the years presented were primarily the result of new awards in the U.S. market.

Decreases in backlog in the Industrial line of business resulted mainly from a large cancellation in the Life Sciences area and strong revenue realization associated with large pharma projects for fiscal 2017 versus fiscal 2016.  The decrease from fiscal 2015 to fiscal 2016 was primarily related to a lower level of field services awards.

The decrease in backlog in Petroleum & Chemicals from fiscal 2016 to fiscal 2017 was due mainly to continuing weakness in the upstream market, partly offset by strong performance in chemicals backlog.  The decrease from fiscal 2015 to fiscal 2016 was primarily related to weak oil prices affecting our customers’ capital spend.

Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $4.6 billion (or 23.2% of total backlog), $4.8 billion (or 25.4% of total backlog) and $4.6 billion (or 23.9% of total backlog) at September 29, 2017, September 30, 2016 and October 2, 2015, respectively. Most of our federal government contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).

We estimate that approximately $7 billion, or 35%, of total backlog at September 29, 2017 will be realized as revenues within the next fiscal year.

Liquidity and Capital Resources

At September 29, 2017, our principal sources of liquidity consisted of $774.2 million of cash and cash equivalents, $1.3 billion of available borrowing capacity under our $1.6 billion 2014 revolving credit facility (the “Revolving Credit Facility”) and $1.5 billion of available borrowings under our Term Loan Facility (defined below). Additional information regarding the Revolving Credit Facility and the Term Loan Facility is set forth in Note 6 - Borrowings in Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K. We finance much of our operations and growth through cash generated by our operations.

On September 28, 2017, the Company entered into a $1.5 billion unsecured delayed-draw term loan facility (the “Term Loan Facility”) with a syndicate of financial institutions as lenders and letter of credit issuers.  Subject to certain terms and conditions set forth therein, loans under the Term Loan Facility may be incurred on the day the CH2M acquisition is consummated in order to pay cash consideration for the transaction, and to pay fees and expenses related to the acquisition and the Term Loan Facility.

The Company intends to finance the cash consideration for the CH2M acquisition, the repayment of CH2M’s outstanding indebtedness and other transaction expenses with a combination of cash on hand and debt financing, which includes Term Loan Facility in an aggregate principal amount of $1.5 billion and additional borrowings under the Revolving Credit Facility.  The Company currently estimates that the aggregate principal amount of indebtedness to be incurred in connection with the acquisition will be approximately $1.9 billion.

At September 29, 2017, our cash and cash equivalents were $774.2 million, an increase of $118.4 million from $655.7 million at September 30, 2016. This compares to a net increase of $194.9 for the year ended September 30, 2016.

The most significant factors contributing to the  net increase in cash and cash equivalents for fiscal 2017 from fiscal 2016 were favorable cash from operations of $574.9 million, partly offset by cash outflows from investing activities of $236.2 million, $242.6 million in cash used in financing activities and unfavorable effects of exchange rate changes of $22.3 million.  On a comparative basis, cash and cash equivalents increased $194.9 million from fiscal 2015 to fiscal 2016 mainly from cash generated from operating activities of $680.2 million, partly offset by cash used in investing activities of $139.6 million, cash used in financing activities of $317.0 million and unfavorable effects of exchange rate changes of $28.7 million.

Our cash from operations for the year ended September 29, 2017 was $574.9 million, down $105.3 million from the corresponding period of 2016.  This net decrease was mainly associated with increases in net working capital of $206.1 million (mainly higher accounts receivable and offset in part by higher accounts payable), partly offset by higher net earnings of $72.9 million, favorable cash flows from other deferred liabilities of $34.8 million and other operating cash items.  Our cash from operations for the year ended September 30, 2016 was $680.2 million, up $195.6 million from the corresponding period of 2015.  This net increase was mainly associated with decreases in working capital of $373.1 million (mainly lower accounts receivable and increases in billings in excess of costs), offset in part by lower net earnings of $114.4 million and other operating cash items.

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

Our cash used in investing activities for the year ended September 29, 2017 was $236.2 million, up $96.6 million from the corresponding period of 2016.  This net increase in cash used was due mainly to higher levels of acquisition spend of $100.2 million and higher capex of $50.4 million, partly offset by proceeds from the sale of our Neste Jacobs joint venture. Our cash used in investing activities for the year ended September 30, 2016 was $139.6 million, up $43.5 million from the corresponding period of 2015. This net increase in cash used was due mainly to higher levels of spend on acquisitions and divestitures of $60.9 million, offset in part by lower capex of $20.7 million.

Our cash used in financing activities for the year ended September 29, 2017 was $242.6 million, down $74.4 million from the corresponding period of 2016.  This net decrease increase in cash used was mainly attributable to lower net cash activity of long-term borrowings of $38.4 million and lower cash spend in common stock repurchases of $55.4 million, offset in part mainly by dividends of $54.2 million paid in 2017.   Our cash used in financing activities for the year ended September 30, 2016 was $317.0 million, down $236.3 million from the corresponding period of 2015.  This net decrease increase in cash used was mainly attributable to lower cash spent on common stock repurchases of $269.8 million, offset in part mainly by higher net cash used in long-term borrowings activity of $52.7 million.

The Company had $774.2 million of cash and cash equivalents at September 29, 2017. Of this amount, approximately $124.1 million was held in the U.S. and $650.1 million was held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India) and was used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 10— Income Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no impediments to repatriating these funds to the U.S.

The Company had $262.1 million in letters of credit outstanding at September 29, 2017. Of this amount, $2.5 million was issued under the Revolving Credit Facility and $259.6 million was issued under separate, committed and uncommitted letter-of-credit facilities.

We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, service our debt, and pay dividends for the next twelve months. We believe that the capacity, terms and conditions of the Revolving Credit Facility and the Term Loan Facility, combined with cash on-hand and the other committed and uncommitted facilities we have in place, are adequate for our working capital and general business requirements for the next twelve months.

Contractual Obligations

The following table sets forth certain information about our contractual obligations as of September 29, 2017 (in thousands):

		Payments Due by Fiscal Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$238,071	$3,071	$235,000	—	$—
Operating leases (a)	768,104	139,967	251,816	202,052	174,269
Obligations under defined benefit pension plans (b)	254,483	23,874	47,607	52,510	130,492
Obligations under nonqualified deferred compensation plans (c)	135,996	27,159	57,620	51,217	—
Purchase obligations (d)	1,333,934	1,333,934	—	—	—
Interest (e)	13,568	4,065	7,865	1,638	—
Total	$2,744,156	$1,532,070	$599,908	$307,417	$304,761

(a)

Assumes the Company will make the end of lease term residual value guarantee payment of $62.4 million in 2025 with respect to the lease of an office building in Houston, Texas. Please refer to Note 11— Commitments and Contingencies, and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

(b)

Assumes that future contributions will be consistent with amounts projected to be contributed in fiscal 2017, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of September 29, 2017. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(c)

Assumes that future payments will be consistent with amounts paid in fiscal 2017. Due to the nonqualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of September 29, 2017.

(d)	Represents those liabilities estimated to be under firm contractual commitments as of September 29, 2017; primarily accounts payable, accrued payroll and accrued dividends.
(e)

Determined based on borrowings outstanding at the end of fiscal 2017 using the interest rates in effect at that time and, for our outstanding long term debt, concluding with the expiration date of the Revolving Credit Facility, as defined below.

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

The Merger is subject to the satisfaction of customary closing conditions, including without limitation, approval by CH2M stockholders.  For risks related to the Merger, see Item 1A-Risk Factors above.

Effects of Inflation and Changing Prices

The effects of inflation and changing prices on our business is discussed in Item 1A— Risk Factors, and is incorporated herein by reference.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the form of guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off-balance sheet arrangements are not reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that are material to investors. See Note 11 – Commitments and Contingencies and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

New Accounting Pronouncements

Revenue Recognition

From time to time, the Financial Accounting Standards Board (“FASB”) issues accounting standards updates (each an “ASU”) to its Accounting Standards Codification (“ASC”), which constitutes the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers their applicability to its business. All ASUs applicable to the Company are adopted by the due date and in the manner prescribed by the FASB.

In May 2014, the FASB issued ASU No. 2014-09— Revenue from Contracts with Customers. The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and perceived weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements.  ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. In July, 2015, the FASB approved a one-year deferral of the effective date of this standard. The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein.  The FASB also approved changes allowing for early adoption of the standard as of the original effective date.

The Company’s adoption activities will be performed over three phases: (i) assessment, (ii) design, and (iii) implementation.  Our assessment phase is substantially complete. The following are the potential significant differences identified during the assessment phase:

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

Interest Rate Risk

Please refer to the discussion of the Revolving Credit Facility and the Term Loan Facility in the liquidity and capital resources discussion in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, and Note 6 - Borrowings in Notes to Consolidated Financial Statements beginning on Page F-1 of this Annual report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 29, 2017, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were functioning effectively as of the Evaluation Date to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining for the Company adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting as of the Evaluation Date were effective. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which appears later in this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is set forth under the captions “Members of the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers, is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

Code of Ethics

We have adopted a code of ethics for our Chief Executive Officer and senior financial officers; a code of business conduct and ethics for members of our Board of Directors and corporate governance guidelines. The full text of these codes of ethics and corporate governance guidelines are available at our website at www.jacobs.com. In the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefor on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Jacobs Engineering Group Inc., 1999 Bryan Street, Suite 1200, Dallas, Texas 75201, Attention: Corporate Secretary.

Corporate Governance

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is set forth under the caption “Corporate Governance” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the captions “Corporate Governance,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of September 29, 2017:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders (a)	2,516,825	$$46.19	7,664,358
Equity compensation plans not approved by shareholders	—	—	—
Total	2,516,825	$$46.19	7,664,358

(a)

The number in Column A excludes purchase rights accruing under our two, broad-based, shareholder-approved employee stock purchase plans: The Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan, as amended and restated (the “1989 ESPP”), and the Global Employee Stock Purchase Plan, as amended and restated (the “GESPP”). These plans give employees the right to purchase shares at an amount and price that are not determinable until the end of the specified purchase periods, which occur monthly. Our shareholders have authorized a total of 32.3 million shares of common stock to be issued through the 1989 ESPP and the GESPP. From the inception of the 1989 ESPP and the GESPP through September 29, 2017, a total of 27.6 million shares have been issued, leaving 4.7 million shares of common stock available for future issuance at that date.

The information required by Item 403 of Regulation S-K is set forth under the caption “Security Ownership” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the captions “Members of The Board of Directors,” “Corporate Governance,” and “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

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

(a) Documents filed as part of this report:

(1)

The Company’s Consolidated Financial Statements at September 29, 2017 and September 30, 2016 and for each of the three years in the period ended September 29, 2017, September 30, 2016 and October 2, 2015 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

(2)

Financial statement schedules – no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)	See Exhibit Index below.

(b) Exhibit Index:

2.1

Agreement and Plan of Merger, dated August 1, 2017, by and among Jacobs Engineering Group Inc., CH2M HILL Companies, Ltd. and Basketball Merger Sub Inc.  Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on August 2, 2017 and incorporated herein by reference.

2.2

Voting and Support Agreement, dated August 1, 2017, by and among Jacobs Engineering Group Inc., Basketball Merger Sub Inc. and AP VIII CH2 Holdings, L.P.  Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K on August 2, 2017 and incorporated herein by reference.

3.1

Amended and Restated Certificate of Incorporation of Jacobs Engineering Group Inc. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on January 28, 2014 and incorporated herein by reference.

3.2

Amended and Restated Bylaws of Jacobs Engineering Group Inc., dated January 19, 2017. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A on May 15, 2017 and incorporated herein by reference.

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Sections 8.04 and 8.06 of Article VIII of Exhibit 3.2.

10.1

Amended and Restated Credit Agreement dated as of February 7, 2014 among Jacobs Engineering Group Inc. and certain of its subsidiaries as borrowers, and the Bank of America, N.A. (as Administrative Agent); Bank of America, N.A., BNP Paribas, and Wells Fargo Bank, N.A. (as Co-Syndication Agents); The Bank of Tokyo-Mitsubishi UFJ, LTD, and TD Bank, N.A. (as Co- Documentation Agents); Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Sole Book Manager); and Merrill Lynch, Pierce,  Fenner & Smith Incorporated, BNP Paribas Securities Corp, and Wells Fargo Securities, LLC (as Joint Lead Arrangers). Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 11, 2014 and incorporated herein by reference.

10.2

Amendment No. 1, dated as of March 4, 2015, among Jacobs Engineering Group, Inc. and the lenders thereto, and Bank of America, N.A., as administrative agent, to the Amended and Restated Credit Agreement dated as of February 7, 2014, by and among Jacobs Engineering Group, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 5, 2015 and incorporated herein by reference.

10.3

Amendment No. 2, dated as of September 28, 2017, among Jacobs Engineering Group Inc. and the lenders thereto, and Bank of America, N.A., as administrative agent, to the Amended and Restated Credit Agreement dated as of February 7, 2014, by and among Jacobs Engineering Group Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.  Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 29, 2017 and incorporated herein by reference.

10.4

Credit Agreement, dated as of September 28, 2017, among Jacobs Engineering Group Inc. and the lenders thereto, and BNP Paribas, as administrative agent.  Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on September 29, 2017 and incorporated herein by reference.

10.5

Term Loan Commitment Letter, dated August 1, 2017, by and among Jacobs Engineering Group Inc., BNP Paribas, BNP Paribas Securities Corp. and The Bank of Nova Scotia.  Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 2, 2017 and incorporated herein by reference.

10.6

Revolver Backstop Commitment Letter, dated August 1, 2017, by and among Jacobs Engineering Group Inc., BNP Paribas, BNP Paribas Securities Corp. and The Bank of Nova Scotia.  Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on August 2, 2017 and incorporated herein by reference.

10.7#

Offer Letter by and between Jacobs Engineering Group Inc. and Steven J. Demetriou, dated July 10, 2015. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 16, 2015 and incorporated herein by reference.

10.8#

Offer Letter by and between Jacobs Engineering Group Inc. and Kevin C. Berryman, effective November 12, 2014. Filed as Exhibit 99.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A on November 17, 2014 and incorporated herein by reference.

10.9#

Employment Agreement dated December 23, 2010 between Jacobs Engineering Group Inc. and Gary Mandel. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2011 and incorporated herein by reference.

10.10#

Offer letter by and between Jacobs Engineering Group Inc. and Robert V. Pragada, dated January 28, 2016. Filed as Exhibit 10.61 to the Registrant’s fiscal 2016 Annual Report on Form 10-K and incorporated herein by reference.

10.11#

Offer letter by and between Jacobs Engineering Group Inc. and Michael Tyler dated May 28, 2013. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 and incorporated herein by reference

10.12#

Offer letter by and between Jacobs Engineering Group Inc. and William Benton Allen, Jr. dated October 4, 2016. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 14, 2016 and incorporated herein by reference.

10.13#

Retirement Agreement by and between Jacobs Engineering Group Inc. and Phillip J. Stassi dated June 1, 2016. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10- Q for the third quarter of fiscal 2016 and incorporated herein by reference.

10.14#

Amended and Restated Separation Agreement by and between Jacobs Engineering Group Inc. and Lori Sundberg, dated July 26, 2017.  Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2017 and incorporated herein by reference.

10.15#

Form of Indemnification Agreement entered into between Jacobs Engineering Group Inc. and certain of its officers and directors.  Filed as Exhibit10.1 to the Registrant's Quarterly Report on Form 10-Q for the third quarter of fiscal 2012 and incorporated herein by reference.

10.16#

Jacobs Engineering Group Inc. 401(k) Plus Savings Plan and Trust, as amended and restated April 1, 2003. Filed as Exhibit 10.12 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.17#

Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (as amended and restated on January 19, 2017).  Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 24, 2017 and incorporated herein by reference.

10.18#

Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan (as amended and restated on January 19, 2017).  Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 24, 2017 and incorporated herein by reference.

10.19#	The Executive Security Program of Jacobs Engineering Group Inc. Filed as Exhibit 10.2 to the Registrant’s fiscal 2014 Annual Report on Form 10-K and incorporated herein by reference.

10.20#

Amendment to the Executive Security Program of Jacobs Engineering Group Inc., dated December 23, 2008. Filed as Exhibit 10.3 to the Registrant’s fiscal 2014 Annual Report on Form 10-K and incorporated herein by reference.

10.21#

Amendment to the Executive Security Program of Jacobs Engineering Group Inc., dated May 31, 2009. Filed as Exhibit 10.4 to the Registrant’s fiscal 2014 Annual Report on Form 10-K and incorporated herein by reference.

10.22#

Jacobs Engineering Group Inc. 1991 Executive Deferral Plan, effective June 1, 1991. Filed as Exhibit 10.5 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.23#

Jacobs Engineering Group Inc. 1993 Executive Deferral Plan, effective December 1, 1993. Filed as Exhibit 10.6 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.24#

Jacobs Engineering Group Inc. 1995 Executive Deferral Plan, effective January 1, 1995. Filed as Exhibit 10.7 to the Registrant’s fiscal 2014 Annual Report on Form 10-K and incorporated herein by reference.

10.25#

Jacobs Engineering Group Inc. 2005 Executive Deferral Plan, effective January 1, 2005. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2010 and incorporated herein by reference.

10.26#	Jacobs Engineering Group Inc. Amended and Restated Executive Deferral Plan. Filed as Exhibit 10.8 to the Registrant’s fiscal 2012 Annual Report on Form 10-K and incorporated herein by reference.

10.27#

Jacobs Engineering Group Inc. Executive Deferral Plan, effective January 1, 2018.  Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 2, 2017 and incorporated herein by reference.

10.28#

Jacobs Engineering Group Inc. Directors Deferral Plan, effective January 1, 2018.  Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on October 2, 2017 and incorporated herein by reference.

10.29#

Jacobs Engineering Group Inc. Management Incentive Plan, as amended and restated effective November 19, 2015. Filed as Exhibit 10.50 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.30#

Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 28, 2014 and incorporated herein by reference.

10.31#

Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as Amended and Restated. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2016 and incorporated herein by reference.

10.32#

Form of Stock Option Award Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Outside Directors Stock Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2016 and incorporated herein by reference.

10.33#

Form of Nonqualified Stock Option Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2015 and incorporated herein by reference.

10.34#

Form of Nonqualified Stock Option Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2015 and incorporated herein by reference.

10.35#

Form of Nonqualified Stock Option Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.49 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.36#

Form of Restricted Stock Unit Award Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2012 and incorporated herein by reference.

10.37#

Form of Restricted Stock Unit Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.45 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.38#

Summary Description of Amendment to Restricted Stock Unit Award Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).  Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2017 and incorporated herein by reference.

10.39†#	Form of Restricted Stock Unit Agreement (with dividend equivalent rights) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).

10.40#

Form of Restricted Stock Unit Award Agreement (Performance Shares - Net Earnings Growth - 2014 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2014 and incorporated herein by reference.

10.41#

Form of Restricted Stock Unit Award Agreement (Performance Shares - TSR - 2014 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2014 and incorporated herein by reference.

10.42#

Form of Restricted Stock Unit Award Agreement (Performance Shares - Net Earnings Growth – 2015 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2015 and incorporated herein by reference.

10.43#

Form of Restricted Stock Unit Agreement (Performance Shares - Earnings Per Share Growth – 2016 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.46 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.44#

Form of Restricted Stock Unit Agreement (Performance Shares – TSR – 2016 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.47 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.45†#	Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth – 2017 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).

10.46†#	Form of Restricted Stock Unit Agreement (Performance Shares – ROIC – 2017 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).

10.47#

Form of Restricted Stock Unit Agreement (Cash Settled Non-US Employees) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.48 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.48#

Form of Restricted Stock Award Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on June 1, 2011 and incorporated herein by reference.

10.49#

Form of Restricted Stock Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the second quarter of fiscal 2012 and incorporated herein by reference.

10.50#

Form of Restricted Stock Agreement (awarded pursuant to the Jacobs Engineering Group Inc.1999 Stock Incentive Plan). Filed as Exhibit 10.44 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.51#

Form of Restricted Stock Unit Award Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Outside Directors Stock Plan). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2016 and incorporated herein by reference.

10.52#

Form of Restricted Stock Unit Award Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Outside Directors Stock Plan).  Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2017 and incorporated herein by reference.

†21	List of Subsidiaries of Jacobs Engineering Group Inc.

†23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

†95.	Mine Safety Disclosure.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Being filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.
Dated:	November 21, 2017	By:	/S/ Steven J. Demetriou
Steven J. Demetriou
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Steven J. Demetriou	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 21, 2017
Steven J. Demetriou
/S/ Joseph R. Bronson	Director	November 21, 2017
Joseph R. Bronson
/S/ Juan Jose Suarez Coppel	Director	November 21, 2017
Juan Jose Suarez Coppel
/S/ Robert C. Davidson, Jr.	Director	November 21, 2017
Robert C. Davidson, Jr.
/S/ Ralph E. Eberhart	Director	November 21, 2017
Ralph E. Eberhart
/S/ Dawne S. Hickton	Director	November 21, 2017
Dawne S. Hickton
/S/ Linda Fayne Levinson	Director	November 21, 2017
Linda Fayne Levinson
/S/ Robert A. McNamara	Director	November 21, 2017
Robert A. McNamara
/S/ Peter J. Robertson	Director	November 21, 2017
Peter J. Robertson
/S/ Christopher M.T. Thompson	Director	November 21, 2017
Christopher M.T. Thompson
/S/ Kevin C. Berryman	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 21, 2017
Kevin C. Berryman
/S/ William B. Allen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 21, 2017
William B. Allen

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 29, 2017

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2017

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

At September 29, 2017 and September 30, 2016

	September 29, 2017	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$774,151	$655,716
Receivables	2,102,543	2,115,663
Prepaid expenses and other current assets	119,486	93,091
Total current assets	2,996,180	2,864,470
Property, Equipment, and Improvements, net	349,911	319,673
Other Noncurrent Assets:
Goodwill	3,009,826	3,079,628
Intangibles, net	332,920	336,922
Miscellaneous	692,022	759,329
Total other noncurrent assets	4,034,768	4,175,879
	$7,380,859	$7,360,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$3,071	$2,421
Accounts payable	683,605	522,427
Accrued liabilities	939,687	938,378
Billings in excess of costs	299,864	319,460
Total current liabilities	1,926,227	1,782,686
Long-term Debt	235,000	385,330
Other Deferred Liabilities	732,281	861,824
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized—1,000,000 shares; issued and outstanding—none	—	—
Common stock, $1 par value, authorized—240,000,000 shares; issued and outstanding—120,385,544 shares and 120,950,899 shares as of September 29, 2017 and September 30, 2016, respectively	120,386	120,951
Additional paid-in capital	1,239,782	1,168,272
Retained earnings	3,721,698	3,586,647
Accumulated other comprehensive loss	(653,514)	(610,594)
Total Jacobs stockholders’ equity	4,428,352	4,265,276
Noncontrolling interests	58,999	64,906
Total Group stockholders’ equity	4,487,351	4,330,182
	$7,380,859	$7,360,022

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Fiscal Years Ended September 29, 2017, September 30, 2016, and October 2, 2015

(In thousands, except per share information)

	September 29, 2017	September 30, 2016	October 2, 2015
Revenues	$10,022,788	$10,964,157	$12,114,832
Costs and Expenses:
Direct costs of contracts	(8,250,536)	(9,196,326)	(10,146,494)
Selling, general and administrative expenses	(1,379,983)	(1,429,233)	(1,522,811)
Operating Profit	392,269	338,598	445,527
Other Income (Expense):
Interest income	8,748	7,848	7,262
Interest expense	(12,035)	(15,260)	(19,503)
Gain/(Loss) on disposal of business and investments	10,880	(41,410)	(2,909)
Miscellaneous expense, net	(6,645)	(3,053)	(240)
Total other income (expense), net	948	(51,875)	(15,390)
Earnings Before Taxes	393,217	286,723	430,137
Income Tax Expense	(105,842)	(72,208)	(101,255)
Net Earnings of the Group	287,375	214,515	328,882
Net Loss (Earnings) Attributable to Noncontrolling Interests	6,352	(4,052)	(25,911)
Net Earnings Attributable to Jacobs	$293,727	$210,463	$302,971
Net Earnings Per Share:
Basic	$2.43	$1.75	$2.42
Diluted	$2.42	$1.73	$2.40

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended September 29, 2017, September 30, 2016, and October 2, 2015

(In thousands)

	September 29, 2017	September 30, 2016	October 2, 2015
Net Earnings of the Group	$287,375	$214,515	$328,882
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(140,527)	(46,515)	(136,168)
Change in pension liability	123,427	(111,488)	33,208
(Losses) Gains on cash flow hedges	(1,350)	(1,403)	2,949
Other Comprehensive Loss Before Income Taxes	(18,450)	(159,406)	(100,011)
Income Tax (Expense) Benefit:
Change in pension liability	(24,380)	13,303	(438)
(Losses) Gains on cash flow hedges	(90)	273	(766)
Income Tax (Expense) Benefit	(24,470)	13,576	(1,204)
Net Other Comprehensive Loss	(42,920)	(145,830)	(101,215)
Net Comprehensive Income of the Group	244,455	68,685	227,667
Net Comprehensive Loss (Income) Attributable to Noncontrolling Interests	6,352	(4,052)	(25,911)
Total Comprehensive Income	$250,807	$64,633	$201,756

See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Comprehensive Income for a presentation of amounts reclassified to net income during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended September 29, 2017, September 30, 2016, and October 2, 2015

(In thousands)

				Accumulated	Total		Total
				Other Comp-	Jacobs		Group
		Additional		rehensive	Stock-	Non-	Stock-
	Common	Paid-in	Retained	Income	holders’	controlling	holders’
	Stock	Capital	Earnings	(Loss)	Equity	Interests	Equity
Balances at September 26, 2014	$131,753	$1,173,858	$3,527,193	$(363,549)	$4,469,255	$36,405	$4,505,660
Net earnings	—	—	302,971	—	302,971	25,911	328,882
Foreign currency translation adjustments	—	—	—	(136,168)	(136,168)	—	(136,168)
Pension liability, net of deferred taxes of $438	—	—	—	32,770	32,770	—	32,770
Gain on derivatives, net of deferred taxes of $766	—	—	—	2,183	2,183	—	2,183
Noncontrolling interest acquired / consolidated	—	—	(9,709)	—	(9,709)	9,627	(82)
Distributions to noncontrolling interests	—	—	—	—	—	(7,230)	(7,230)
Issuances of equity securities, net of deferred taxes of $10,332	1,590	80,801	—	—	82,391	—	82,391
Repurchases of equity securities	(10,190)	(117,515)	(324,243)	—	(451,948)	—	(451,948)
Balances at October 2, 2015	$123,153	$1,137,144	$3,496,212	$(464,764)	$4,291,745	$64,713	$4,356,458
Net earnings	—	—	210,463	—	210,463	4,052	214,515
Foreign currency translation adjustments	—	—	—	(46,516)	(46,516)	—	(46,516)
Pension liability, net of deferred taxes of $13,303	—	—	—	(98,185)	(98,185)	—	(98,185)
Loss on derivatives, net of deferred taxes of $274	—	—	—	(1,129)	(1,129)	—	(1,129)
Noncontrolling interest acquired / consolidated	—	(127)	—	—	(127)	(1,150)	(1,277)
Distributions to noncontrolling interests	—	—	(3,146)	—	(3,146)	(2,709)	(5,855)
Issuances of equity securities, net of deferred taxes of $3,382	1,351	72,055	—	—	73,406	—	73,406
Repurchases of equity securities	(3,553)	(40,800)	(116,882)	—	(161,235)	—	(161,235)
Balances at September 30, 2016	$120,951	$1,168,272	$3,586,647	$(610,594)	$4,265,276	$64,906	$4,330,182
Net earnings	—	—	293,727	—	293,727	(6,352)	287,375
Foreign currency translation adjustments	—	—	—	(140,527)	(140,527)	—	(140,527)
Pension liability, net of deferred taxes of $24,380	—	—	—	99,047	99,047	—	99,047
Loss on derivatives, net of deferred taxes of $90	—	—	—	(1,440)	(1,440)	—	(1,440)
Noncontrolling interest acquired / consolidated	—	—	—	—	—	445	445
Dividends	—	—	(72,765)	—	(72,765)	—	(72,765)
Distributions to noncontrolling interests	—	—	(4,559)	—	(4,559)	—	(4,559)
Issuances of equity securities, net of deferred taxes of $1,015	1,468	99,117	—	—	100,585	—	100,585
Repurchases of equity securities	(2,033)	(27,607)	(81,352)	—	(110,992)	—	(110,992)
Balances at September 29, 2017	$120,386	$1,239,782	$3,721,698	$(653,514)	$4,428,352	$58,999	$4,487,351

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended September 29, 2017, September 30, 2016, and October 2, 2015

(In thousands)

	September 29, 2017	September 30, 2016	October 2, 2015
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$287,375	$214,515	$328,882
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	76,418	82,363	99,924
Intangible assets	46,095	47,608	49,368
(Gain) Loss on sales of investments	(10,880)	17,049	—
Loss on sales of business	822	24,361	2,909
Gain on benefit plan change	(9,955)	—	—
Stock based compensation	38,764	32,370	41,412
Tax deficiency from stock based compensation	(2,877)	(377)	(1,237)
Equity in losses (earnings) of operating ventures, net	(7,788)	(11,892)	5,483
Change in pension plan obligations	(26,990)	(9,380)	(5,980)
Change in deferred compensation plans	(531)	576	(3,229)
Losses on disposals of assets, net	14,876	10,680	30,985
Deferred income taxes	36,663	(27,407)	(31,177)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	75,441	397,268	172,958
Prepaid expenses and other current assets	(23,755)	17,906	6,644
Accounts payable	153,961	(44,214)	(28,943)
Accrued liabilities	(56,279)	(71,930)	(120,847)
Billings in excess of costs	(31,976)	33,347	(52,441)
Income taxes payable	4,264	(4,586)	(22,685)
Other deferred liabilities	(6,026)	(28,801)	(15,759)
Deferred gain on synthetic lease transaction	—	—	23,343
Other, net	17,259	717	4,962
Net cash provided by operating activities	574,881	680,173	484,572
Cash Flows Used for Investing Activities:
Additions to property and equipment	(118,060)	(67,688)	(88,404)
Disposals of property and equipment	2,387	10,479	369
Purchases of intangibles	—	(10,027)	—
Purchases of investments	—	(3,403)	—
Sales of investments	31,701	—	13
Acquisitions of businesses, net of cash acquired	(150,190)	(49,943)	(8,101)
Sales of business	(2,036)	(19,039)	—
Net cash used for investing activities	(236,198)	(139,621)	(96,123)
Cash Flows Used for Financing Activities:
Proceeds from long-term borrowings	1,694,023	1,649,653	1,768,639
Repayments of long-term borrowings	(1,846,797)	(1,840,789)	(1,907,109)
Proceeds from short-term borrowings	1,347	3,040	362,433
Repayments of short-term borrowings	(702)	(14,042)	(382,190)
Proceeds from issuances of common stock	62,645	43,140	33,222
Common stock repurchases	(97,180)	(152,550)	(422,316)
Excess tax benefits from stock based compensation	2,877	377	1,237
Cash dividends	(54,234)	—	—
Dividends paid to noncontrolling interests	(4,559)	(5,855)	(7,230)
Net cash used for financing activities	(242,580)	(317,026)	(553,314)
Effect of Exchange Rate Changes	22,332	(28,669)	(106,923)
Net Increase (Decrease) in Cash and Cash Equivalents	118,435	194,857	(271,788)
Cash and Cash Equivalents at Beginning of Period	655,716	460,859	732,647
Cash and Cash Equivalents at End of Period	$774,151	$655,716	$460,859

See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business

We provide a broad range of technical, professional, and construction services including engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and process, scientific, and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia. We provide our services under cost-reimbursable and fixed-price contracts. The percentage of revenues realized from each of these types of contracts for the fiscal years ended September 29, 2017, September 30, 2016 and October 2, 2015 was as follows:

	For the Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Cost-reimbursable	81%	82%	83%
Fixed-price	19%	18%	17%

Basis of Presentation, Definition of Fiscal Year, and Other Matters

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and include the accounts of Jacobs Engineering Group Inc. and its subsidiaries and affiliates which it controls. All intercompany accounts and transactions have been eliminated in consolidation.

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

2. Significant Accounting Policies

Revenue Accounting for Contracts and Use of Joint Ventures

We recognize revenue earned on our technical professional and field services projects under the percentage-of-completion method described in ASC 605-35, Construction-Type and Production-Type Contracts. In general, we recognize revenues at the time we provide services. Pre-contract costs are generally expensed as incurred.  Contracts are generally segmented between types of services, such as project services and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. For multiple contracts with a single customer we account for each contract separately.

The percentage-of-completion method of accounting is applied by comparing contract costs incurred to date to the total estimated costs at completion. On cost-reimbursable contracts, the cost of materials and subcontracts are generally excluded from the calculation of the measure of progress towards completion to provide a more meaningful allocation of income. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

Unapproved change orders are included in the contract price to the extent it is probable that such change orders will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Claims meeting these recognition criteria are included in revenues only to the extent of the related costs incurred.

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

The following table sets forth pass-through costs included in revenues in the accompanying Consolidated Statements of Earnings (in millions):

For the Year Ended
September 29, 2017	September 30, 2016	October 2, 2015
$2,539.3	$2,489.9	$2,602.6

As is common to the industry, we execute certain contracts jointly with third parties through various forms of joint ventures and consortiums. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. The assets of our joint ventures, therefore, consist almost entirely of cash and receivables (representing amounts due from clients), and the liabilities of our joint ventures consist almost entirely of amounts due to the joint venture partners (for services provided by the partners to the joint ventures under their individual subcontracts) and other subcontractors. In general, at any given time, the equity of our joint ventures represents the undistributed profits earned on contracts the joint ventures hold with clients. Very few of our joint ventures have employees. None of our joint ventures have third-party debt or credit facilities. Under U.S. GAAP, our share of profits and losses associated with the contracts held by the joint ventures is reflected in our Consolidated Financial Statements.

Certain of our joint ventures meet the definition of a VIE. In evaluating our VIEs for possible consolidation, we perform a qualitative analysis to determine whether or not we have a “controlling financial interest” in the VIE as defined by U.S. GAAP. We consolidate only those VIEs over which we have a controlling financial interest and are the primary beneficiary.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain other assets and liabilities, such as forward contracts and an interest rate swap agreement we purchased as cash-flow hedges discussed in Note 11 — Commitments and Contingencies and Derivative Financial Instruments are required to be carried in our Consolidated Financial Statements at Fair Value.

The Fair Value of the Company’s reporting units (used for purposes of determining whether there is an indication of possible impairment of the carrying value of goodwill) is determined using both an income approach and a market approach. Both approaches require us to make certain estimates and judgments. Under the income approach, Fair Value is determined by using the discounted cash flows of our reporting units. Under the market approach, the Fair Values of our reporting units are determined by reference to guideline companies that are reasonably comparable to our reporting units; the Fair Values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of Fair Values indicated. The range of values (both ends of the range) for each reporting unit exceeded the respective book values by 27% to 110%.

With respect to equity-based compensation (i.e., share-based payments), we estimate the Fair Value of stock options granted to employees and directors using the Black-Scholes option-pricing model. Like all option-pricing models, the Black-Scholes model requires the use of subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause different Fair Values to be assigned to our future stock option awards. For restricted stock units containing service, market and performance conditions, compensation expense is based on the Fair Value of such units using a Monte Carlo simulation.

The Fair Values of the assets owned by the various pension plans that the Company sponsors are determined based on the type of asset, consistent with U.S. GAAP. Equity securities are valued by using market observable data such as quoted prices. Publicly traded corporate equity securities are valued at the last reported sale price on the last business day of the year. Securities not traded on the last business day are valued at the last reported bid price. Debt securities are valued at the last reported sale price on the last business day applicable. Real estate consists primarily of common or collective trusts, with underlying investments in real estate. These investments are valued using the best information available, including quoted market price, market prices for similar assets when available, internal cash flow estimates discounted at an appropriate interest rate, or independent appraisals, as appropriate. Management values insurance contracts, investments in infrastructure/raw goods, and hedge funds using actuarial assumptions and certain values reported by fund managers.

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

Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 29, 2017 and September 30, 2016 consisted primarily of money market mutual funds and overnight bank deposits.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the Fair Value of the net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized; instead, on an annual basis as of the end of the third quarter of each fiscal year we test goodwill and intangible assets with indefinite lives for possible impairment.  Interim testing for impairment is performed if indicators of potential impairment exist. For purposes of impairment testing, goodwill is assigned to the applicable reporting units based on the current reporting structure.

During the second quarter of fiscal 2016, we reorganized our operations around four global lines of business, which also serve as our operating segments: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial.  We determined that this new organization would better support the needs of managing each unique set of customers that fall within each segment.  As a result of the new organization, we subsequently realigned our internal reporting structures to enable our Chief Executive Officer, who is also our Chief Operating Decision Maker, to evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. For purposes of our goodwill impairment testing, we have determined that our operating segments are also our reporting units based on management’s conclusion that the components comprising each of our operating segments share similar economic characteristics and meet the aggregation criteria in accordance with ASC 350.

When testing goodwill for impairment quantitatively, the Company first compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. During 2017, we completed our annual goodwill impairment test and quantitatively determined that none of the goodwill was impaired.  The Company recorded $119.3 million of goodwill during 2017 in conjunction with the acquisitions of Aquenta Consulting Pty Ltd. and Blue Canopy LLC. Goodwill for each of the Company's segments is presented in Note 15.

 We have determined that the fair value of our reporting units substantially exceeded their respective carrying values for the Consolidated Balance Sheets presented.

The following table presents the components of our goodwill by reporting unit appearing in the accompanying Consolidated Balance Sheets at September 29, 2017 (in thousands):

September 29, 2017
Aerospace & Technology	$1,025,780
Buildings & Infrastructure	751,407
Industrial	561,785
Petroleum & Chemicals	670,854
Total Goodwill	$3,009,826

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result, goodwill and accumulated other comprehensive income in the Company’s September 30, 2016 consolidated balance sheet (which have not been adjusted) were each overstated by $209.9 million and were corrected in the first fiscal quarter of 2017 foreign currency translation adjustment. Consequently, the correction was a direct component of the overall translation adjustment amount of $140.5 million that was reported for fiscal 2017. These adjustments had no impact on the Company’s Consolidated Statements of Earnings or Cash Flows. Also, other comprehensive income for the year ended September 30, 2016 was overstated by $33.8 million as a result of these misstatements.

The following table provides certain information related to the Company’s acquired intangible assets in the accompanying Consolidated Balance Sheets at September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	Customer Relationships, Contracts, and Backlog	Developed Technology	Trade Names	Patents	Other	Total
Balances, September 26, 2014	$408,041	$17,378	$14,148	$—	$625	$440,192
Acquisitions	(4,315)	—	(1,292)	—	300	(5,307)
Amortization	(39,967)	(1,533)	(4,172)	—	(277)	(45,949)
Foreign currency translation	(34,418)	—	(1,085)	—	(14)	(35,517)
Balances, October 2, 2015	329,341	15,845	7,599	—	634	353,419
Acquisitions	7,286	—	859	10,027	—	18,172
Amortization	(38,595)	(1,534)	(3,819)	—	(454)	(44,402)
Foreign currency translation	9,605	—	147	—	(19)	9,733
Balances, September 30, 2016	307,637	14,311	4,786	10,027	161	336,922
Acquisitions	29,803	1,685	4,417	—	—	35,905
Amortization	(39,679)	(1,534)	(2,549)	(400)	(50)	(44,212)
Foreign currency translation	3,707	—	45	553	—	4,305
Balances, September 29, 2017	$301,468	14,462	6,699	10,180	111	332,920
Weighted Average Amortization Period (years)	7.9	7.7	4.4	24	2.2	8.3

The weighted average amortization period includes the effects of foreign currency translation.

The above table excludes the values assigned to those intangible assets embedded in the Company’s equity method investment in AWE Management Ltd. (“AWE”) and Guimar Engenharia LTDA ("Guimar"). Those amounts are included in the carrying value of the Company’s investment in AWE and Guimar. The amount of amortization expense we estimate we will record during each of the next five fiscal years relating to intangible assets existing at September 29, 2017, including those associated with AWE and Guimar, is: fiscal 2018 - $49.7 million; fiscal 2019 - $48.3 million; fiscal 2020 - $46.1 million; fiscal 2021 - $40.9 million; and fiscal 2022 - $39.5 million.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents our stock-based compensation expense for the various types of awards made by the Company as included in the Consolidated Statements of Earnings for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	For the Years Ended
Award Type	September 29, 2017	September 30, 2016	October 2, 2015
Restricted Stock and Restricted Stock Units (excluding Market and Performance Awards)	$26,393	$21,156	$20,779
Stock Options	4,338	7,165	10,683
Market and Performance Awards	8,033	4,049	9,950
Total Expense	$38,764	$32,370	$41,412

The Company has two incentive plans whereby eligible employees and directors of Jacobs may be granted stock options, restricted stock, and/or restricted stock units.

Stock Options —Substantially all of the stock options granted during the previous years were awarded on the same date for all employees and directors (although the date is different for employees and directors). For fiscal year 2017, there were no stock options granted to either employees or directors.  The following table presents the assumptions used in the Black-Scholes option-pricing model for awards made to employees and directors for the years ended September 30, 2016 and October 2, 2015:

	Awards Made to Employees		Awards Made to Directors
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Dividend yield	—%	—%	—%	—%
Expected volatility	27.77%	27.00%	29.21%	29.28%
Risk-free interest rate	1.82%	1.67%	1.44%	1.63%
Expected term of options (in years)	5.82	5.82	5.82	5.82

Market and Performance Awards — The Company granted restricted stock units containing service, performance, and market conditions (“PSUs”).  PSUs are earned over a three-year performance period if the specified performance metrics are met.   During fiscal 2015, the Company only granted PSUs based on net earnings growth (“Net Earnings Growth Based PSUs”).  For fiscal 2016, half of the PSUs granted were based on relative total stockholder return (“Relative TSR Based PSUs”) and the other half of the PSUs were based on earnings per share (“EPS Based PSUs”).  For fiscal 2017, half of the PSUs granted were EPS Based PSUs and the other half were based on return on invested capital (“ROIC Based PSUs”).

2014 and 2015 Awards

The number of Net Earnings Growth Based PSUs awarded in fiscal years 2014 and 2015  which may ultimately vest is equal to the sum of the following: (1) an amount, not less than zero, equal to one-third of the target Net Earnings Growth Based PSUs multiplied by the Net Earnings Growth Performance Multiplier (or, "NEGPM", as shown in the table below)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined based upon the growth in the Company's Adjusted Net Earnings (as defined in the applicable award agreements under the Stock Incentive Plan) over the period starting on the first day of the Company's third quarter of fiscal 2014 (in the case of Net Earnings Growth Based PSUs issued in fiscal 2014), or fiscal 2015 (in the case of Net Earnings Growth Based PSUs issued in fiscal 2015) and ending on the last day of the Company's second quarter of fiscal 2015 and fiscal 2016, respectively; plus, (2) an amount, not less than zero, equal to (A) two-thirds of the target Net Earnings Growth Based PSUs multiplied by the NEGPM determined based upon the average growth in the Company's Adjusted Net Earnings over the period starting on the first day of the Company's third quarter of fiscal 2014 (in the case of Net Earnings Growth Based PSUs issued in fiscal 2014), or fiscal 2015 (in the case of Net Earnings Growth Based PSUs issued in fiscal 2015) and ending on the last day of the Company's second quarter of fiscal 2016 and fiscal 2017, respectively, minus (B) the amount determined pursuant to (1) above; plus, (3) an amount, not less than zero, equal to (A) the target Net Earnings Growth Based PSUs multiplied by the NEGPM determined based upon the average growth in the Company's Adjusted Net Earnings over the period starting on the first day of the Company's third quarter of fiscal

2014 (in the case of Net Earnings Growth Based PSUs issued in fiscal 2014), or fiscal 2015 (in the case of Net Earnings Growth Based PSUs issued in fiscal 2015) and ending on the last day of the Company's second quarter of fiscal 2017 and fiscal 2018, respectively, minus (B) the amount determined pursuant to (1) and (2) above.

If the Company's average growth in Adjusted Net Earnings over the applicable fiscal years during the respective performance periods is between 5% and 10%, 10% and 15%, or 15% and 20%, the Net Earnings Growth Performance Multiplier will be determined using straight line interpolation based on the actual average growth in the Company's Adjusted Net Earnings.

The following table presents the basis on which the Net Earnings Growth Based PSUs are determined:

Average Adjusted Net Earnings Growth	Net Earnings Growth Performance Multiplier
Less than 5%	0%
5%	50%
10%	100%
15%	150%
20%	200%

Unless stated otherwise, the Net Earnings Growth Based PSUs are valued based on the closing price of the Company's common stock as reported in the NYSE Composite Price History on their respective grant dates.

2016 Awards

EPS Based PSUs

For the EPS Based PSUs issued in fiscal 2016, the number of restricted stock units to be issued on the vesting date of November 19, 2018 is based on the Company’s adjusted EPS growth over fiscal 2016, 2017 and 2018. The number of restricted stock units to be issued equals the sum of: (i) an amount, not less than zero, equal to one-third of the target number of restricted stock units multiplied by an EPS Performance Multiplier (as defined below) for that period determined based upon the growth in the Company’s adjusted EPS (“EPS Growth Rate”) from fiscal 2015 to fiscal 2016; (ii) an amount, not less than zero, equal to two-thirds of the target number of restricted stock units multiplied by an EPS Performance Multiplier determined based upon the Compound Annual EPS Growth Rate (as defined below) for fiscal 2017 as compared to fiscal 2015, minus the amount of shares earned pursuant to clause (i); and (iii) an amount, not less than zero, equal to the target number of restricted stock units multiplied by an EPS Performance Multiplier determined based upon the Compound Annual EPS Growth Rate for fiscal 2018 as compared to fiscal 2015, minus the amount of shares earned pursuant to clauses (i) and (ii).

The “Compound Annual EPS Growth Rate” for purposes of clauses (ii) and (iii) above means the growth rate, which when multiplied two times fiscal 2015 adjusted EPS (in the case of clause (ii)) or three times fiscal 2015 adjusted EPS (in the case of clause (iii)) results in a number equal to actual fiscal 2017 adjusted EPS and fiscal 2018 adjusted EPS, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The “EPS Performance Multiplier” is determined by reference to the following table based upon the Company’s EPS Growth Rate or Compound Annual EPS Growth Rate over the relevant fiscal periods. The Human Resource and Compensation Committee of the Board of Directors of the Company set these metrics based on the Company’s plan at the start of the fiscal year.

EPS Growth Rate or Compound Annual EPS Growth Rate	EPS Performance Multiplier
Less than 4%	0%
4%	50%
7.5%	100%
15%	150%
20% or greater	200%

If the EPS Growth Rate or Compound Annual EPS Growth Rate falls between 4% and 7.5%, 7.5% and 15%, or 15% and 20%, the EPS Performance Multiplier is determined using linear interpolation based on the actual growth in adjusted EPS.

Unless stated otherwise, the EPS Based PSUs are valued based on the closing price of the Company's common stock as reported in the NYSE Composite Price History on their respective grant dates.

Relative TSR Based PSUs

The number of Relative TSR Based PSUs which may ultimately vest is equal to the target Relative TSR Based PSUs multiplied by the TSR Performance Multiplier. The TSR Performance Multiplier is determined by comparing the Company's total stockholder return to the total stockholder return of each of the companies in a specified industry peer group over the three year period immediately following the award date. For purposes of computing total stockholder return, the beginning stock price is the average closing stock price over the 30 calendar day period ending on the award date ("Performance Period"), and the ending stock price is the average closing price over the 30 calendar day period ending on the last day of the Performance Period. Any dividend payments made over the Performance Period are deemed re-invested on the ex-dividend date in additional shares of the applicable company.

The following table presents the basis on which the Relative TSR Based PSUs are determined:

Company TSR Percentile Rank	TSR Performance Multiplier
Below 30th percentile	0%
30th percentile	50%
50th percentile	100%
70th percentile or above	150%

If the Company's total stockholder return over the Performance Period falls between any of the brackets described above, the TSR Performance Multiplier will be determined using straight line interpolation based on the actual percentile ranking.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of the TSR Based PSUs awarded during fiscal year 2016 were awarded on the same date.  For fiscal year 2017 and 2015, no TSR Based PSUs were awarded.  The following table presents the assumptions used to value the TSR Based PSUs for the years ended September 29, 2017, September 30, 2016 and October 2, 2015:

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Dividend yield	—%	—%	—%
Expected volatility	—%	25.06%	—%
Risk-free interest rate	—%	1.21%	—%
Expected term (in years)	—	3	—

2017 Awards

For the EPS Based PSUs issued in fiscal 2017, the number of restricted stock units to be issued on the vesting date of November 16, 2019 is based on the Company’s adjusted EPS growth over fiscal 2017, 2018 and 2019. The number of restricted stock units to be issued equals the sum of: (i) an amount, not less than zero, equal to one-third of the target number of restricted stock units multiplied by an EPS Performance Multiplier (as shown in the table below) for that period determined based upon the growth in the Company’s adjusted EPS (“EPS Growth Rate”) from fiscal 2016 to fiscal 2017; (ii) an amount, not less than zero, equal to two-thirds of the target number of restricted stock units multiplied by an EPS Performance Multiplier determined based upon the average EPS Growth Rate in fiscal years 2017 and 2018 as compared to fiscal 2016, minus the amount of shares earned pursuant to clause (i); and (iii) an amount, not less than zero, equal to the target number of restricted stock units multiplied by an EPS Performance Multiplier determined based upon the average EPS Growth Rate in fiscal years 2017, 2018 and 2019 as compared to fiscal 2016, minus the amount of shares earned pursuant to clauses (i) and (ii).

The “EPS Performance Multiplier” is determined by reference to the following table based upon the average growth in the Company’s adjusted EPS over the indicated fiscal periods. The Human Resource and Compensation Committee of the Board of Directors of the Company set these metrics based on the Company’s plan at the start of the fiscal year.

Average EPS Growth Rate from fiscal 2016 to fiscal 2017

Average EPS Growth Rate	EPS Performance Multiplier
Less than 0%	0
2.3%	100%
4.3%	200%

Average EPS Growth Rate from fiscal 2016 to fiscal 2018

Average EPS Growth Rate	EPS Performance Multiplier
Less than 2.1%	0
4.1%	100%
6.1%	200%

Average EPS Growth Rate from fiscal 2016 to fiscal 2019

Average EPS Growth Rate	EPS Performance Multiplier
Less than 3.6%	0
5.6%	100%
7.6%	200%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the average EPS Growth Rate falls between the percentages referenced in the tables above, the EPS Performance Multiplier will be determined using linear interpolation based on the actual average EPS Growth Rate.

Unless stated otherwise, the EPS Based PSUs are valued based on the closing price of the Company's common stock as reported in the NYSE Composite Price History on their respective grant dates.

For the ROIC Based PSUs issued in fiscal 2017, the number of restricted stock units to be issued on the vesting date of November 16, 2019 is based on the Company’s average annual return on invested capital (“ROIC”) from fiscal 2017 to fiscal 2019.  The number of restricted stock units to be issued equals the target number of restricted stock units multiplied by an ROIC Performance Multiplier (as shown in the table below) determined based upon the Company’s average annual ROIC from fiscal 2017 to fiscal 2019.

Average ROIC – Fiscal 2017 - 2019	ROIC Performance Multiplier
Less than 8.9%	0%
8.9%	50%
9.9%	100%
10.9%	200%

If the average annual ROIC falls between 8.9% and 9.9% and 10.9%, the ROIC Performance Multiplier will be determined using linear interpolation based on the actual average ROIC.

Concentrations of Credit Risk

Our cash balances and cash equivalents are maintained in accounts held by major banks and financial institutions located in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia. In the normal course of business, and consistent with industry practices, we grant credit to our clients without requiring collateral. Concentrations of credit risk is the risk that, if we extend a significant amount of credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government and multi-national corporations operating in a broad range of industries and geographic areas. Additionally, in order to mitigate credit risk, we continually evaluate the credit worthiness of our major commercial clients.

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

During the fourth fiscal quarter of 2017, the Company acquired Blue Canopy LLC.  During the second fiscal quarter of 2017, the Company acquired Aquenta Consulting Pty Ltd.  During the first fiscal quarter of 2016, the Company acquired J.L. Patterson & Associates.  These acquisitions were not material to the Company’s consolidated results for  fiscal 2017 or 2016.

On May 19, 2017, the Company entered into an agreement with Saudi Aramco to form a 50/50 Saudi Arabia-based joint venture company to provide professional program and construction management (“PMCM”) services for social infrastructure projects throughout Saudi Arabia and across the Middle East and North Africa.  The venture commenced start-up operations in fourth quarter fiscal 2017.  Initial funding commitments from each of the partners include $6.5 million in capital contributions and $7.0 million in partner loans which are expected to be executed during fiscal 2018.  The partners have also committed up to an additional $7.0 million each for future loans to the joint venture.

New Accounting Pronouncements

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

Performance Obligations

Under current U.S. GAAP the Company typically considers engineering and construction services as separate performance obligations.  Under ASU 2014-09, the Company has determined that, in most instances, it is likely that engineering and construction services will be required to be combined into a single performance obligation.  In these instances, this will likely change the timing and pattern of revenue recognition.

Contract Modifications

In many instances, the Company enters into contracts for construction services subsequent to entering in to engineering services contracts.  Under ASU 2014-09, the construction services contract may be deemed to modify the engineering contract, or may be required to be combined with the engineering contract.  This modification or combination of contracts may result in a cumulative catch-up adjustment, which will have an immediate impact on the Company’s results of operations in the period the contract combination or modification occurs. In addition, it will change the timing and pattern of revenue recognition after the period the contracts have been combined or modified.

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

Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09—Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company is evaluating the impact of the new guidance on its consolidated financial statements and plans to adopt in fiscal 2018.

3. Employee Stock Purchase and Stock Option Plans

Broad-Based, Employee Stock Purchase Plans

Under the 1989 ESPP and the GESPP, eligible employees who elect to participate in these plans are granted the right to purchase shares of the common stock of Jacobs at a discount that is limited to 5% of the per-share market value on the day

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares are sold to employees. The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP for the fiscal years ended September 29, 2017, September 30, 2016 and October 2, 2015:

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$21,084,657	$23,631,241	$28,621,800
Under the GESPP	2,105,834	2,660,067	3,535,479
Total	$23,190,491	$26,291,308	$32,157,279
Aggregate Number of Shares Sold:
Under the 1989 ESPP	403,652	564,461	696,853
Under the GESPP	39,648	63,196	84,361
Total	443,300	627,657	781,214

On January 19, 2017, the Company’s stockholders approved an increase in the number of shares authorized by 4,350,000 shares for the 1989 ESPP and by 150,000 shares for the GESPP.

At September 29, 2017, there remains 4,545,854 shares reserved for issuance under the 1989 ESPP and 174,980 shares reserved for issuance under the GESPP.

Stock Incentive Plans

We also sponsor the 1999 SIP and the 1999 ODSP. The 1999 SIP provides for the issuance of incentive stock options, nonqualified stock options, share appreciation rights ("SARs"), restricted stock, and restricted stock units to employees. The 1999 ODSP provides for awards of shares of common stock, restricted stock, and restricted stock units, and grants of nonqualified stock options to our outside (i.e., nonemployee) directors. The following table sets forth certain information about the 1999 Plans:

	1999 SIP	1999 ODSP	Total
Number of shares authorized	29,850,000	1,100,000	30,950,000
Number of remaining shares reserved for issuance at September 29, 2017	9,641,396	539,787	10,181,183
Number of shares relating to outstanding stock options at September 29, 2017	2,289,450	227,375	2,516,825
Number of shares available for future awards:
At September 29, 2017	7,351,946	312,412	7,664,358
At September 30, 2016	7,233,173	319,535	7,552,708

Effective September 28, 2012, all grants of shares under the 1999 SIP are issued on a fungible basis.  An award other than an option or SAR are granted on a 1.92-to-1.00 basis (“Fungible”). An award of an option or SAR are granted on a 1-to-1 basis (“Not Fungible”).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Fair Value of shares (of restricted stock and restricted stock units) vested for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Restricted Stock and Restricted Stock Units (service condition)	$34,466	$17,481	$18,568
Restricted Stock Units (service, market, and performance conditions at target)	4,183	4,336	11,264
Total	$38,649	$21,817	$29,832

The following table presents the Company’s total pre-tax compensation cost relating to share-based payments included in the accompanying Consolidated Statements of Earnings for the years ended September 29, 2017, September 30, 2016 and October 2, 2015(in thousands):

	For the Years Ended
September 29, 2017	September 30, 2016	October 2, 2015
$38,764	$32,370	$41,412

At September 29, 2017, the amount of compensation cost relating to nonvested awards not yet recognized in the financial statements is approximately $83.7 million. The majority of the unrecognized compensation costs will be recognized by the first quarter of fiscal 2019. The weighted average remaining contractual term of options currently exercisable is 4.8 years.

Stock Options

The following table summarizes the stock option activity for the years ended September 29, 2017, September 30, 2016 and October 2, 2015:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at September 26, 2014	4,221,147	$53.23
Granted	614,759	$43.56
Exercised	(34,000)	$31.54
Cancelled or expired	(729,199)	$86.15
Outstanding at October 2, 2015	4,072,707	$46.06
Granted	460,770	$42.17
Exercised	(412,416)	$40.88
Cancelled or expired	(543,549)	$49.13
Outstanding at September 30, 2016	3,577,512	$45.69
Granted	—	$—
Exercised	(906,648)	$43.79
Cancelled or expired	(154,039)	$48.79
Outstanding at September 29, 2017	2,516,825	$46.19

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options outstanding at September 29, 2017 consisted entirely of nonqualified stock options. The following table presents the total intrinsic value of stock options exercised for the fiscal years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

For the Years Ended
September 29, 2017	September 30, 2016	October 2, 2015
$14,713	$4,149	$442

The total intrinsic value of stock options exercisable at September 29, 2017 was approximately $23.5 million. The following table presents certain other information regarding our 1999 SIP and 1999 OSDP for the fiscal years ended September 29, 2017, September 30, 2016 and October 2, 2015:

	September 29, 2017	September 30, 2016	October 2, 2015
At fiscal year end:
Range of exercise prices for options outstanding	$32.51–$80.63	$32.51–$80.63	$32.51–$80.63
Number of options exercisable	1,992,022	2,581,421	2,590,560
For the fiscal year:
Range of prices relating to options exercised	$37.03–$55.53	$36.88–$55.00	$25.87–$42.74
Estimated weighted average fair values of options granted	$—	$12.80	$13.41

The following table presents certain information regarding stock options outstanding and stock options exercisable at September 29, 2017:

	September 29, 2017
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$32.51 - $37.03	247,875	4.47	$36.99	247,875	$36.99
$37.43 - $46.09	1,360,188	5.63	$42.69	890,206	$42.65
$47.11 - $55.13	836,812	5.30	$52.81	788,116	$52.80
$60.08 - $80.63	71,950	4.23	$66.92	65,825	$67.52
	2,516,825	5.37	$46.19	1,992,022	$46.78

The 1999 ODSP and the 1999 SIP allow participants to satisfy the exercise price of stock options by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

The following table presents the number of shares of restricted stock and restricted stock units issued as common stock under the 1999 SIP for the year ended September 29, 2017, September 30, 2016 and October 2, 2015:

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Restricted stock	—	597,091	507,882
Restricted stock units (service condition)	496,951	183,131	126,635
Restricted stock units (service, market and performance conditions)	237,058	372,794	219,965

The amount of restricted stock units issued for awards with performance and market conditions in the above table are issued based on performance against the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions described in Note 2 – Significant Accounting Policies.

The share amounts in the above tables reflect the Non-Fungible share counting of one share for each share of restricted stock and restricted stock unit issued.

The following table presents the number of shares of restricted stock and restricted stock units cancelled and withheld for taxes under the 1999 SIP for the years ended September 29, 2017, September 30, 2016 and October 2, 2015:

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Restricted stock	365,481	512,903	326,480
Restricted stock units (service condition)	128,536	177,640	70,296
Restricted stock units (service, market and performance conditions)	86,742	275,933	194,116

The amount of unvested restricted stock units cancelled for awards with service and performance conditions in the above table is based on the service period achieved and performance against the target amount.

The share amounts in the above tables reflect the Non-Fungible share counting of one share for each share of restricted stock and restricted stock unit issued.

The restrictions attached to restricted stock and restricted stock units generally relate to the recipient’s ability to sell or otherwise transfer the stock or stock units. There are also restrictions that subject the stock and stock units to forfeiture back to the Company until earned by the recipient through continued employment or service.

The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 29, 2017 under the 1999 SIP. Shares granted in the table below are granted on a 1.92 -to-1.00 basis (fungible):

September 29, 2017
Total
Restricted stock	950,593
Restricted stock units (service condition)	766,759
Restricted stock units (service, market and performance conditions)	672,440

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 ODSP for the years ended September 29, 2017, September 30, 2016 and October 2, 2015:

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Restricted stock units (service condition)	21,123	23,090	13,500

The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 29, 2017 under the 1999 ODSP:

September 29, 2017
Restricted stock	34,000
Restricted stock units (service condition)	90,595

All shares granted under the 1999 ODSP are issued on a 1-to-1 basis.

Modification

On January 18, 2017, the Company modified time vested outstanding restricted stock units, paid out in stock and cash, specifically to allow participants to be entitled to dividend equivalents during the vesting period on the outstanding RSUs.  Dividends will be paid out at the end of the vesting period and are forfeitable before the vesting period concludes.  This modification affected 786 employees and resulted in $1.1 million of incremental compensation cost and will be recognized over the remaining vesting period for each grant, since dividends are forfeitable until vesting is achieved.

4. Earnings Per Share

Basic and Diluted Earnings Per Share

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Numerator for Basic and Diluted EPS:
Net income	$293,727	$210,463	$302,971
Net income allocated to participating securities	(3,077)	—	—
Net income allocated to common stock for EPS calculation	$290,650	$210,463	$302,971

Denominator for Basic and Diluted EPS:
Weighted average basic shares	119,370	120,133	125,007

Effect of dilutive securities:
Stock compensation plans	777	680	481
Restricted stock	1,319	670	622

Diluted shares	121,466	121,483	126,110

Shares allocated to participating securities	(1,319)	—	—
Shares used for calculating diluted EPS attributable to common stock	120,147	121,483	126,110

Basic EPS	$2.43	$1.75	$2.42
Diluted EPS	$2.42	$1.73	$2.40

Share Repurchases

On July 23, 2015, the Board of Directors approved a share repurchase program to repurchase up to $500 million of the Company's common stock over the ensuing three years (the "2015 Share Repurchase Program").  As authorized, share repurchases may be executed through various means including, without limitation, open market transactions and/or privately negotiated transactions. The 2015 Share Repurchase Program does not obligate the Company to purchase any shares, and expires on July 22, 2018.  The timing of shares repurchases may depend upon market conditions, other uses of capital, and other factors.

The following table summarizes the activity under this program during fiscal 2017 (in thousands, except per-share amounts):

Amount Authorized (in thousands)	Average Price Per Share (1)	Shares Retired (In thousands)	Shares Repurchased (In thousands)
$500,000	$55.60	1,748	1,748

(1)	Includes commissions paid and calculated as the average price per share since the repurchase program authorization date.

Dividend Program

On December 1, 2016, the Company announced that the Board of Directors has approved the initiation of a cash dividend program. Quarterly dividends of $0.15 per share were paid in each of the second, third and fourth quarters of fiscal

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2017.  On September 27, 2017, the Board of Directors declared a quarterly cash dividend of $0.15 per share, which was paid on November 10, 2017.  Future dividend payments are subject to review and approval by the Company’s Board of Directors.

5.  Restructuring and Other Charges

During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future. We refer to these initiatives, in the aggregate, as the "2015 Restructuring". These activities evolved and developed over time as management identified and evaluated opportunities for changes in the Company’s operations (and related areas of potential cost savings), as economic conditions changed and as the realignment of the Company’s operations into its four global lines of business was implemented.  Actions related to the 2015 Restructuring included involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the co-location of employees into other existing offices. We did not exit any service types or client end-markets in connection with the 2015 Restructuring.

The majority of the costs associated with the 2015 Restructuring are included in SG&A expense in the Consolidated Statements of Earnings. The following table summarizes the impacts of the 2015 Restructuring on the Company's reportable segment income by line of business for the years ended September 29, 2017 and September 30, 2016 (in thousands):

	September 29, 2017	September 30, 2016
Aerospace & Technology	$1,820	$5,835
Buildings & Infrastructure	23,675	23,378
Industrial	6,698	29,690
Petroleum & Chemicals	36,664	87,188
Corporate	29,831	41,816
Total Restructuring Charges	$98,688	$187,907

Total 2015 restructuring charges were $157,192 for the year ended October 2, 2015.  The activity in the Company’s accrual for the 2015 Restructuring for the year ended September 29, 2017 is as follows (in thousands):

Balance at September 30, 2016	$152,174
Charges	98,688
Payments	(122,407)
Balance at September 29, 2017	$128,455

The following table summarizes the 2015 Restructuring by major type of restructuring costs for the years ended September 29, 2017 and September 30, 2016 (in thousands):

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Lease Abandonments	$55,647	$92,643	$90,569
Involuntary Terminations	30,716	85,599	55,313
Outside Services	4,236	7,398	12,734
Other restructuring related costs, net	8,089	2,267	(1,424)
Total	$98,688	$187,907	$157,192

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative amounts incurred to date for the 2015 Restructuring by each major type of restructuring costs as of September 29, 2017 is as follows (in thousands):

Lease Abandonments	$238,859
Involuntary Terminations	171,628
Outside Services	24,368
Other restructuring related costs, net	8,932
Total	$443,787

The 2015 Restructuring was completed in the fourth quarter of fiscal 2017.

Also, during the second fiscal quarter of 2017, the Company entered into strategic business restructuring activities associated with realignment of its Europe, U.K. and Middle East regional operations in our Buildings & Infrastructure segment.  Pre-tax net charges of $22.6 million were recorded associated mainly with net realizable value write-offs on contract accounts receivable of $16.5 million, with additional charges recorded for statutory redundancy and severance costs of $1.4 million and other liabilities of $4.7 million which are both expected to be paid or settled within fiscal 2018.  Additional charges of $1.2 million were recorded under this business exit during third quarter fiscal 2017 associated mainly with contract accounts receivable charges. Further, management has determined that these business restructuring activities do not qualify for discontinued operations treatment in accordance with U.S. GAAP.

6. Borrowings

Short-Term Credit Arrangements

The Company maintains both committed and uncommitted credit arrangements with several banks providing for short-term borrowing capacity and overdraft protection. There were borrowings of $3.1 million outstanding under these short-term credit facilities at a weighted average interest rate of 4.33% at September 29, 2017, and there were borrowings of $2.4 million outstanding under these short-term credit facilities at September 30, 2016.

Long-term Debt

On February 7, 2014, the Company and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended the "Revolving Credit Facility") with a syndicate of large U.S. and international banks and financial institutions. The following table presents certain information regarding the Company’s long-term revolving credit facilities at September 29, 2017 and September 30, 2016 (dollars in thousands):

September 29, 2017		September 30, 2016
Principal Balance Outstanding	Range of Interest Rates	Principal Balance Outstanding	Range of Interest Rates
$235,000	1.0% – 2.23%	$385,330	1.0% – 1.65%

The total amount outstanding under the Revolving Credit Facility in the form of direct borrowings at September 29, 2017 was $235.0 million. The Company issued $2.5 million in letters of credit leaving $1.363 billion of available borrowing capacity under the Revolving Credit Facility at September 29, 2017. In addition, the Company had $259.6 million issued under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $262.1 million at September 29, 2017.

The Revolving Credit Facility expires in February 2020 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the Revolving Credit Facility. Depending on the Company's Consolidated Leverage Ratio, borrowings under the Revolving Credit Facility will bear interest at either a euro rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The Revolving Credit Facility also provides for a financial letter of credit subfacility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million subfacility for swingline loans. Letters of credit are subject to fees based on the Company's Consolidated Leverage Ratio at the time any such letter of credit is

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued. The Revolving Credit Facility also provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion. The Company pays a facility fee of between 0.100% and 0.25% per annum depending on the Company's Consolidated Leverage Ratio. Amounts outstanding under the Revolving Credit Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The Revolving Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the Revolving Credit Facility contains customary events of default. We were in compliance with these debt covenants at September 29, 2017.

On September 28, 2017, the Company entered into a Second Amendment to the Revolving Credit Facility, which provides for, among other things, an amendment to certain financial definitions used in the Revolving Credit Facility, including “Consolidated EBITDA”. These amendments are effective upon the consummation of the acquisition of CH2M.

On September 28, 2017, the Company entered into a $1.5 billion unsecured delayed-draw term loan facility (the “Term Loan Facility”) with a syndicate of financial institutions as lenders and letter of credit issuers and BNP Paribas as administrative agent, TD Bank, N.A. and U.S. Bank National Association as co-documentation agent, BNP Paribas Securities Corp., The Bank of Nova Scotia and Wells Fargo Securities, LLC as joint book runners, and as joint arrangers.

Subject to certain terms and conditions set forth therein, loans under the Term Loan Facility may be incurred on the day the CH2M acquisition is consummated in order to pay cash consideration for the acquisition, and to pay fees and expenses related to the acquisition and the Term Loan Facility.  The Term Loan Facility has a three year maturity from the date of initial funding and permits the Company to borrow in U.S. dollars at a base rate or a eurocurrency rate.  Depending on the Company’s consolidated leverage ratio, borrowings under the Term Loan Facility will bear interest at either a eurocurrency rate plus a margin of between 1.00% and 1.50% or a base rate plus a margin of between 0.00% and 0.50%. In addition, prior to the date the acquisition is consummated, the Company must pay a ticking fee of between 0.10% and 0.25% of unused commitments under the Term Loan Facility. Amounts outstanding under the Term Loan Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans.

The Term Loan Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, investments, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan Facility contains customary events of default.  We were in compliance with these covenants at September 29, 2017.

The following table presents certain additional information regarding the Company’s long-term debt for the fiscal years shown:

	2017	2016
Maximum amount outstanding at any month-end during the fiscal year	$659,103	$958,460
Average amount outstanding during the year	$639,210	$825,641
Weighted average interest rate during the year	1.67%	1.39%

The following table presents the amount of interest paid by the Company during September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

For the Years Ended
September 29, 2017	September 30, 2016	October 2, 2015
$12,862	$13,282	$15,506

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

The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) for the years ended September 29, 2017 and September 30, 2016 (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net benefit obligation at the beginning of the year	$185,664	$533,665	$1,363,782	$1,155,592
Service cost	1,000	9,875	7,509	14,378
Interest cost	5,757	16,746	31,205	38,892
Participants’ contributions	—	1,847	250	2,255
Actuarial (gains)/losses	(9,922)	29,129	(142,273)	382,691
Benefits paid	(14,338)	(14,143)	(40,208)	(32,277)
Curtailments/settlements	—	(35,224)	(1,375)	(35,375)
Transfers *	—	(356,231)	—	—
Effect of exchange rate changes and other, net	1,781	—	87,917	(162,374)
Net benefit obligation at the end of the year	$169,942	$185,664	$1,306,807	$1,363,782
* Pension plan transferred to a new sponsor for the plan

The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) for the year ended September 29, 2017 and September 30, 2016 (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	September 29, 2017	September 30, 2016	September 29, 2017	October 2, 2016
Fair value of plan assets at the beginning of the year	$142,464	$379,907	$1,003,911	$896,298
Actual return on plan assets	18,662	28,835	16,789	242,927
Employer contributions	1,000	10,213	21,005	23,217
Participants’ contributions	—	1,847	250	2,255
Gross benefits paid	(14,338)	(14,143)	(40,208)	(32,277)
Curtailments/settlements	—	(35,224)	(228)	(1,863)
Transfers*	—	(228,971)	—	—
Effect of exchange rate changes and other, net	—	—	75,409	(126,646)
Fair value of plan assets at the end of the year	$147,788	$142,464	$1,076,928	$1,003,911
* Pension plan transferred to a new sponsor for the plan

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2017 we curtailed the pension plan in Ireland and in fiscal 2016 we curtailed our U.K. and French pension plans.

The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at September 29, 2017 and September 30, 2016 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net benefit obligation at the end of the year	$169,942	$185,664	$1,306,807	$1,363,782
Fair value of plan assets at the end of the year	147,788	142,464	1,076,928	1,003,911
Under funded amount recognized at the end of the year	$22,154	$43,200	$229,879	$359,871

The following table presents the accumulated benefit obligation at September 29, 2017 and September 30, 2016 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Accumulated benefit obligation at the end of the year	$169,942	$185,664	$1,291,600	$1,331,884

The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 29, 2017 and September 30, 2016 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Prepaid benefit cost included in prepaid assets	$—	$—	$3,035	$492
Accrued benefit cost included in current liabilities	—	—	585	608
Accrued benefit cost included in noncurrent liabilities	22,154	43,200	232,329	359,755
Net amount recognized at the end of the year	$22,154	$43,200	$229,879	$359,871

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

The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s U.S. plans for the years ended September 29, 2017, September 30, 2016 and October 2, 2015:

	For the Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Weighted average discount rates	3.5%	3.2	3.9% to 4.0%
Rates of compensation increases	—%	—%	3.0%
Return on Assets	7.5%	7.4%	7.4%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s non-U.S. pension plans for the years ended September 29, 2017, September 30, 2016 and October 2, 2015:

	September 29, 2017	September 30, 2016	October 2, 2015
Weighted average discount rates	1.3% to 7.0%	0.7% to 7.0%	1.6% to 7.8%
Rates of compensation increases	2.5% to 7.5%	2.5% to 7.5%	2.4% to 7.5%
Expected long-term rates of return on assets	3.5% to 8.5%	3.5% to 8.5%	3.5% to 8.5%

The following table presents certain amounts relating to our U.S. pension plans recognized in accumulated other comprehensive (gain) loss at September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	September 29, 2017	September 30, 2016	October 2, 2015
Arising during the period:
Net actuarial (gain) loss	$(11,372)	$4,337	$12,237
Reclassification adjustments:
Net actuarial losses	(2,431)	(2,312)	(2,347)
Total	$(13,803)	$2,025	$9,890

The following table presents certain amounts relating to our non-U.S. pension plans recognized in accumulated other comprehensive (gain) loss at September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	September 29, 2017	September 30, 2016	October 2, 2015
Arising during the period:
Net actuarial (gain) loss	$(76,860)	$102,925	$(27,165)
Prior service cost (benefit)	119	580	(1,512)
Total	(76,741)	103,505	(28,677)
Reclassification adjustments:
Net actuarial losses	(8,732)	(7,508)	(14,034)
Prior service cost	229	163	51
Total	(8,503)	(7,345)	(13,983)
Total	$(85,244)	$96,160	$(42,660)

The following table presents certain amounts relating to our pension plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at September 29, 2017, and September 30, 2016 (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net actuarial loss	$47,681	$61,483	$218,752	$304,345
Prior service cost	—	—	(855)	(1,203)
Total	$47,681	$61,483	$217,897	$303,142

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic benefit cost in fiscal 2018 based on 2017 exchange rates (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
Unrecognized net actuarial loss	$3,325	$6,829
Unrecognized prior service cost	—	(277)
Accumulated comprehensive loss to be recorded against earnings	$3,325	$6,552

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at September 29, 2017 and September 30, 2016 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Pension Plans		Non-U.S. Pension Pans
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Equity securities	70%	71%	24%	25%
Debt securities	23%	20%	32%	32%
Real estate investments	—%	2%	5%	6%
Other	7%	7%	39%	37%

The following table presents the Fair Value of the Company’s Domestic U.S. plan assets at September 29, 2017, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 29, 2017
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$103,760	$—	$103,760
U.S. Domestic bonds	33,404	—	33,404
Cash and equivalents	4,448	—	4,448
Hedge funds	—	6,176	6,176
Total	$141,612	$6,176	$147,788

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Fair Value of the Company’s non-U.S. pension plan assets at September 29, 2017, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 29, 2017
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$30,916	$—	$30,916
Overseas equities	229,205	—	229,205
U.S. Domestic bonds	263,145	—	263,145
Overseas bonds	77,682	—	77,682
Cash and equivalents	38,924	—	38,924
Real estate	—	58,974	58,974
Insurance contracts	—	74,353	74,353
Other	—	303,729	303,729
Total	$639,872	$437,056	$1,076,928

The following table presents the Fair Value of the Company’s U.S. pension plan assets at September 30, 2016, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 30, 2016
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

	September 30, 2016
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 3	Total
U.S. Domestic equities	$31,972	$—	$31,972
Overseas equities	220,179	—	220,179
U.S. Domestic bonds	258,949	—	258,949
Overseas bonds	61,974	—	61,974
Cash and equivalents	63,182	—	63,182
Real estate	—	55,665	55,665
Insurance contracts	—	39,473	39,473
Hedge funds	—	272,517	272,517
Total	$636,256	$367,655	$1,003,911

At September 29, 2017 and September 30, 2016, the Company holds no assets in the U.S. or non-U.S. pension plans that use Level 2 fair value measurement inputs.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the Fair Value of the Company’s U.S. Pension Plans’ Level 3 assets for the year ended September 29, 2017 (in thousands):

	Real Estate	Hedge Funds
Balance at September 30, 2016	$3,477	$5,715
Purchases, sales, and settlements	(3,477)	(557)
Realized and unrealized gains	—	1,018
Balance at September 29, 2017	$—	$6,176

The following table summarizes the changes in the Fair Value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the year ended September 29, 2017 (in thousands):

	Real Estate	Insurance Contracts	Hedge Funds
Balance at September 30, 2016	$55,665	$39,473	$272,517
Purchases, sales, and settlements	(1,199)	422	(9,022)
Realized and unrealized gains (losses)	2,642	(7,572)	19,662
Transfers	—	40,031	11,758
Effect of exchange rate changes	1,866	1,999	8,814
Balance at September 29, 2017	$58,974	$74,353	$303,729

The following table summarizes the changes in the Fair Value of the Company’s U.S. Pension Plans’ Level 3 assets for the year ended September 30, 2016 (in thousands):

	Real Estate	Hedge Funds
Balance at October 2, 2015	$9,914	$16,372
Purchases	(6,530)	(10,788)
Realized and unrealized gains	93	131
Balance at September 30, 2016	$3,477	$5,715

The following table summarizes the changes in the Fair Value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the year ended September 30, 2016 (in thousands):

	Real Estate	Insurance Contracts	Hedge Funds
Balance at October 2, 2015	$61,996	$32,522	$260,720
Purchases, sales, and settlements	(462)	(165)	(1,205)
Realized and unrealized gains	2,572	6,451	57,656
Effect of exchange rate changes	(8,441)	665	(44,654)
Balance at September 30, 2016	$55,665	$39,473	$272,517

The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2018 (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Pans
Anticipated cash contributions	$1,300	$22,574

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the total benefit payments expected to be paid to pension plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Pans
2018	$21,506	$31,063
2019	11,372	32,509
2020	11,377	32,923
2021	11,472	36,220
2022	11,485	38,086
For the periods 2023 through 2027	54,747	231,183

The following table presents the components of net periodic benefit cost for the Company’s U.S. pension plans recognized in the accompanying Consolidated Statements of Earnings for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	September 29, 2017	September 30, 2016	October 2, 2015
Service cost	$1,000	$9,875	$12,045
Interest cost	5,757	16,746	20,629
Expected return on plan assets	(9,942)	(22,368)	(29,526)
Actuarial loss	3,985	7,512	3,756
Prior service cost	—	(176)	(239)
Net pension cost, before special items	800	11,589	6,665
Contractual expense/Settlement loss	1,781	8,061	—
Total net periodic pension cost recognized	$2,581	$19,650	$6,665

The fiscal 2016 settlement loss included in the U.S. pension plan net periodic benefit cost table above related to the previously discussed transfer of a U.S. pension plan to a new service provider.

The following table presents the components of net periodic benefit cost for the Company’s Non-U.S. pension plans recognized in the accompanying Consolidated Statements of Earnings for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	September 29, 2017	September 30, 2016	October 2, 2015
Service cost	$7,509	$14,378	$21,374
Interest cost	31,205	38,892	44,659
Expected return on plan assets	(56,269)	(50,190)	(53,052)
Actuarial loss	10,616	9,092	17,398
Prior service cost	(329)	(260)	(96)
Net pension cost, before special items	(7,268)	11,912	30,283
Curtailments and settlements	(298)	(7,512)	255
Total net periodic pension cost recognized	$(7,566)	$4,400	$30,538

The fiscal 2016 settlement loss included in the Non-U.S. pension plan net periodic benefit cost table above related to the sale of the Company’s French subsidiary.

Multiemployer Plans

In Canada and the U.S., we contribute to various trusteed pension plans covering hourly construction employees under industry-wide agreements. We also contribute to various trusteed plans in Australia and certain countries in Europe covering

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the Company’s contributions to these multiemployer plans for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	September 29, 2017	September 30, 2016	October 2, 2015
Canada	$35,182	$44,912	$42,575
Europe	$6,212	$8,771	$10,902
United States	$4,548	$5,058	$5,968
Contributions to multiemployer pension plans	$45,942	$58,741	$59,445

Other Benefit Plans

During the second fiscal quarter of 2017, the Company restructured certain employee welfare trust plans benefitting certain of its employees within its India operations by moving these plans under the legal ownership and operation of the Company’s legal entity structure in the region. Historically, the Company structured these plans as separate, stand-alone entities outside of the Company’s consolidated legal entity framework. As a result of these changes, the Company has recorded a one-time, non-cash benefit of $9.9 million reported in SG&A expense in its Consolidated Statement of Earnings for the year ended September 29, 2017, with corresponding assets in the plans associated with restricted investments of $7.7 million and employee loans receivable of $2.2 million and both recorded in Total other non-current assets in our Consolidated Balance Sheet at September 29, 2017.

8. Other Comprehensive Income

The following table presents amounts reclassified from changes in pension liabilities in other comprehensive income to direct cost of contracts and SG&A expenses in the Company's Consolidated Statements of Earnings for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 related to the Company's defined benefit pension plans (in thousands):

	September 29, 2017	September 30, 2016	October 2, 2015
Amortization of Defined Benefit Items:
Actuarial losses	$(14,601)	$(12,880)	$(21,153)
Prior service cost	328	260	96
Total Before Income Tax	(14,273)	(12,620)	(21,057)
Income Tax Benefit	3,339	2,963	4,727
Total reclassifications after-tax	$(10,934)	$(9,657)	$(16,330)

9. Savings and Deferred Compensation Plans

Savings Plans

We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 401(k) of the U.S. Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. The following table presents the Company’s contributions to these savings plans for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

September 29, 2017	September 30, 2016	October 2, 2015
$82,882	$89,966	$87,973

Deferred Compensation Plans

Our Executive Security Plan and Executive Deferral Plans are nonqualified deferred compensation programs that provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. Benefit payments under both plans are funded by a combination of contributions from participants and the Company, and most of the participants are covered by life insurance policies with the Company designated as the beneficiary. The following table presents the amount charged to expense for the Company’s deferred compensation plans for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

September 29, 2017	September 30, 2016	October 2, 2015
$4,368	$5,792	$5,536

10. Income Taxes

The following table presents the components of our consolidated income tax expense for years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Current income tax expense:
Federal	$29,297	$36,020	$72,840
State	8,535	11,336	16,248
Foreign	31,347	52,259	43,344
Total current tax expense	69,179	99,615	132,432
Deferred income tax expense (benefit):
Federal	29,390	6,439	13,337
State	3,407	485	2,295
Foreign	3,866	(34,331)	(46,809)
Total deferred tax expense (benefit)	36,663	(27,407)	(31,177)
Consolidated income tax expense	$105,842	$72,208	$101,255

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect the tax effects of temporary differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes.  Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The following table presents the components of our net deferred tax assets at September 29, 2017 and September 30, 2016 (in thousands):

	September 29, 2017	September 30, 2016
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$52,299	$77,834
Other employee benefit plans	192,299	179,063
Net Operating Losses	136,783	139,125
Self-insurance programs	489	1,722
Contract revenues and costs	(18,374)	(8,177)
Deferred Rent	25,654	7,955
Restructuring	18,258	47,792
Other	19,389	9,933
Valuation Allowance	(58,097)	(41,684)
Gross deferred tax assets	368,700	413,563
Deferred tax liabilities:
Depreciation and amortization	(176,327)	(154,939)
Other, net	(1,438)	(1,555)
Gross deferred tax liabilities	(177,765)	(156,494)
Net deferred tax assets	$190,935	$257,069

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.  The valuation allowance at September 29, 2017 and September 30, 2016 was $58.1 million and $41.7 million, respectively.

Net operating loss carry forwards of foreign subsidiaries at September 29, 2017 and September 30, 2016 totaled $490.9 million and $483.4 million, respectively. If unused, foreign net operating losses of $117.1 million will expire between 2018 and 2037.  Net operating losses of $373.8 million can be carried forward indefinitely.

The following table presents the income tax benefits realized from the exercise of nonqualified stock options and disqualifying dispositions of stock sold under our employee stock purchase plans for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in millions):

For the Years Ended
September 29, 2017	September 30, 2016	October 2, 2015
$5.20	$1.50	$0.20

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s consolidated effective income tax rate is generally lower than the US statutory rate of 35% primarily due to the impacts of favorable tax rate differences in our foreign operations. The following table reconciles total income tax expense using the statutory U.S. federal income tax rate to the consolidated income tax expense shown in the accompanying Consolidated Statements of Earnings for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (dollars in thousands):

	For the Years Ended
	September 29, 2017%			September 30, 2016%			October 2, 2015%
Statutory amount	$137,626	35.0%		$100,353	35.0%		$150,548	35.0%
State taxes, net of the federal benefit	8,955	2.3%		7,853	2.7%		12,857	3.0%
Exclusion of tax on non-controlling interests	2,223	0.6%		(1,418)	(0.5%	)	(9,069)	(2.1%)
Foreign:
Difference in tax rates of foreign operations	(16,987)	(4.3%	)	(17,184)	(6.0%	)	(19,180)	(4.5%)
Benefit from foreign valuation allowance release	(3,085)	(0.8%	)	(11,182)	(3.9%	)	(3,372)	(0.8%)
Tax deductible foreign currency loss	—	0.0%		—	0.0%		(23,100)	(5.4%)
U.K. tax rate change on deferred tax assets	—	0.0%		8,853	3.1%		—	0.0%
Nontaxable income from foreign affiliate	(3,280)	(0.8%	)	—	0.0%		—	0.0%
U.S. tax cost of foreign operations	18,612	4.7%		30,850	10.9%		6,814	1.6%
Tax differential on foreign earnings	(4,740)	(1.2%	)	11,337	4.1%		(38,838)	(9.0%)
Foreign tax credits	(20,454)	(5.2%	)	(44,018)	(15.4%	)	(21,313)	(5.0%)
Uncertain tax positions	(5,779)	(1.5%	)	1,449	0.5%		2,281	0.5%
Other items:
IRS §179D deduction	(3,351)	(0.8%	)	(2,153)	(0.8%	)	—	0.0%
IRS §199D deduction	(2,113)	(0.5%	)	(2,800)	(1.0%	)	(4,582)	(1.1%)
Foreign partnership income/(loss)	(9,861)	(2.5%	)	(2,658)	(0.9%	)	11,858	2.8%
Other items – net	3,336	0.7%		4,263	1.5%		(2,487)	(0.6%)
Total other items	(11,989)	(3.1%	)	(3,348)	(1.2%	)	4,789	1.1%
Taxes on income	$105,842	26.9%		$72,208	25.2%		$101,255	23.5%

The Company’s consolidated effective income tax rate for the year ended September 29, 2017 increased to 26.9% from 25.2% for fiscal 2016.  Key drivers for this year over year increase include the impacts of lower foreign tax credit benefits and lower benefits from valuation allowance releases on foreign deferred tax assets, partly offset by favorable impacts of U.S. tax cost of foreign operations, the non-recurrence of 2016 tax rate change impacts on deferred income tax assets in the UK and favorable impacts from change in uncertain tax positions.

The Company’s consolidated effective income tax rate for the year ended September 30, 2016 increased to 25.2% from 23.5% for fiscal 2015.  The primary components of this increase in tax rate were due mainly to unfavorable impacts from U.S. tax cost of foreign operations, the non-recurrence of tax deductible foreign currency losses in fiscal 2015, unfavorable impacts from U.K. tax rates changes on deferred tax assets and other unfavorable items.  These unfavorable impacts on the tax rate were partly offset by favorable foreign tax credits year over year, favorable income levels from our foreign partnerships in 2016 and comparably higher benefits from foreign valuation allowance releases in fiscal 2016.

The following table presents income tax payments made during the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in millions):

September 29, 2017	September 30, 2016	October 2, 2015
$78.39	$116.30	$156.50

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of our consolidated earnings before taxes for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
United States earnings	$232,342	$206,159	$283,504
Foreign earnings	160,875	80,564	146,633
	$393,217	$286,723	$430,137

United States income taxes, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries, except in those instances where the earnings have been permanently reinvested. At September 29, 2017, approximately $26.1 million of such undistributed earnings of certain foreign subsidiaries have been permanently reinvested. Should these earnings be repatriated, approximately $6.0 million of income taxes would be payable.

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties (i.e., not as part of income tax expense). The Company’s liability for gross unrecognized tax benefits was $38.6 million and $44.2 million at September 29, 2017 and September 30, 2016, respectively, all of which, if recognized, would affect the Company’s consolidated effective income tax rate. The Company had $36.6 million and $36.4 million in accrued interest and penalties at September 29, 2017 and September 30, 2016, respectively. The Company estimates that, within 12 months, $6.5 million of gross, primarily non-U.S. unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax. As of September 29, 2017, the Company’s U.S. federal income tax returns for tax years 2015 and forward remain subject to examination.

The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Balance, beginning of year	$44,167	$42,666	$41,923
Additions based on tax positions related to the current year	5,900	5,670	6,440
Additions for tax positions of prior years	237	367	—
Reductions for tax positions of prior years	(4,524)	(2,451)	(5,697)
Settlement	(7,200)	(2,085)	—
Balance, end of year	$38,580	$44,167	$42,666

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies, and Derivative Financial Instruments

Commitments Under Operating Leases

We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments of approximately $753,102 million at September 29, 2017, payable as follows (in thousands):

In fiscal years,
2018	$139,967
2019	133,609
2020	118,207
2021	97,062
2022	104,990
Thereafter	174,269
768,104
Amounts representing sublease income	(15,002)
$753,102

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

The following table presents rent expense and sublease income offsetting the Company’s rent expense for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Rent expense	$145,344	$151,539	$175,067
Sublease income	(7,052)	(7,212)	(5,275)
Net rent	$138,292	$144,327	$169,792

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

The Company refinanced the synthetic lease agreement effective July 28, 2015 with a ten-year term. The new lease agreement continues to gives us the right to request an extension of the lease term. We may also assist the owner in selling the property at the end of the lease term, the proceeds from which would be used to reduce our residual value guarantee. The minimum lease payments required by the lease agreement is included in the above lease pay-out schedule. We have determined that the estimated Fair Value of the aforementioned financial guarantee was not significant at September 29, 2017.

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

Letters of Credit

Letters of credit outstanding at September 29, 2017 totaled $262.1 million. Of this amount, $2.5 million has been issued under the Revolving Credit Facility and $259.6 million are issued under separate, committed and uncommitted letter-of-credit facilities.

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

We record in our Consolidated Balance Sheets amounts representing our estimated liability relating to such claims, guarantees, litigation, and audits and investigations. We perform an analysis to determine the level of reserves to establish for insurance-related claims that are known and have been asserted against us, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.  Insurance recoveries are recorded as assets if recovery is probable.  Estimated liabilities are not reduced by expected insurance recoveries.

The Company believes, after consultation with counsel, that such guarantees, litigation, U.S. government contract-related audits, investigations and claims, and income tax audits and investigations should not have any material adverse effect on our consolidated financial statements.

On August 9, 2014, the Company received a Notice of Arbitration from Motiva Enterprises LLC (“Motiva”) seeking monetary relief in excess of $8 billion from the Bechtel-Jacobs CEP Port Arthur Joint Venture (“BJJV”), a joint venture between Bechtel Corporation (“Bechtel”) and the Company. On December 30, 2016, the arbitral panel in this matter issued its unanimous decision, which rejected all of Motiva’s claims and assigned no liability to BJJV, the Company or Bechtel.

On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”). The arbitration is pending in Singapore before the Singapore International Arbitration Centre. In March 2011, Jacobs E&C was engaged by NPMC for the provision of management,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

design, engineering, and procurement services for the Nui Phao mine/mineral processing project in Vietnam. In the Notice of Arbitration dated February 1, 2016, and in a subsequently filed Statement of Claim and Supplementary Statement of Claim dated February 26, 2016, and an Amended Statement of Claim dated August 17, 2017, NPMC asserts various causes of action and alleges that the quantum of its claim exceeds $167 million. Jacobs has denied liability and is vigorously defending this claim. A hearing on the merits is scheduled to begin on November 27, 2017. The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

On December 7, 2009, the Judicial Council of California, Administrative Office of the Courts (“AOC”) initiated an action in the San Francisco County Superior Court against Jacobs Facilities Inc. (“JFI”) and Jacobs Project Management (“JPM”) and subsequently added Jacobs as a defendant.  The action arises out of a contract between AOC and JFI pursuant to which JFI provided regular maintenance and repairs at certain AOC court facilities. AOC has alleged, among other things, that the Jacobs entities are required under California’s Contractors’ State License Law (“CSLL”) to disgorge certain fees paid by AOC, and the Jacobs entities have, among other things, cross-claimed for unpaid sums for work performed.  On May 2, 2012, the jury returned a special verdict in favor of the Jacobs entities finding, among other things, JPM was owed approximately $4.7 million in unpaid fees and that JFI was not required to disgorge the approximate $18.3 million that AOC had paid for work performed.  On August 20, 2015, the California Court of Appeal reversed the jury’s verdict, holding that JFI had violated the CSLL.  The Court of Appeal remanded to the San Francisco County Superior Court for an evidentiary hearing to determine whether the JFI had “substantially complied” with the CSLL under California Business and Professions Code Section 7031(e).  Establishing “substantial compliance” would prevent $18.3 million in disgorgement against Jacobs and permit Jacobs to recover $4.7 million.  The evidentiary hearing on substantial compliance was conducted between July 18 and August 5, 2016.  On December 29, 2016, the court issued a Statement of Decision in favor of the Company, finding that Jacobs Facilities had substantially complied with the CSLL, and entered a judgment in favor of JPM in the amount of $4.7 million plus prejudgment interest.  On January 30, 2017, AOC filed a notice of appeal and has filed its opening brief.  The Company’s response is due in January 2018, subject to any extensions. The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

13. Common and Preferred Stock

Jacobs is authorized to issue two classes of capital stock designated “common stock” and “preferred stock” (each has a par value of $1.00 per share). The preferred stock may be issued in one or more series. The number of shares to be included in a series as well as each series’ designation, relative powers, dividend and other preferences, rights and qualifications, redemption provisions, and restrictions are to be fixed by the Company’s Board of Directors at the time each series is issued. Except as may be provided by the Company’s Board of Directors in a preferred stock designation, or otherwise provided for by statute, the holders of shares of common stock have the exclusive right to vote for the election of directors and on all other matters requiring stockholder action. The holders of shares of common stock are entitled to dividends if and when declared by the Company’s Board of Directors from whatever assets are legally available for that purpose.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Other Financial Information

Receivables

The following table presents the components of “Receivables” as shown in the accompanying Consolidated Balance Sheets at September 29, 2017 and September 30, 2016 as well as certain other related information (in thousands):

	September 29, 2017	September 30, 2016
Amounts billed, net	$949,060	$1,110,042
Unbilled receivables and other	1,118,144	937,552
Retentions receivable	35,339	68,069
Total receivables, net	$2,102,543	$2,115,663
Other information about receivables:
Amounts due from the United States federal government included above, net of advanced billings	$226,236	$235,203
Claims receivable	$4,600	$26,061

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

Property, Equipment, and Improvements, Net

The following table presents the components of our property, equipment, and improvements, net at September 29, 2017 and September 30, 2016 (in thousands):

	September 29, 2017	September 30, 2016
Land	$17,197	$16,680
Buildings	93,313	91,194
Equipment	627,609	531,539
Leasehold improvements	220,295	221,437
Construction in progress	21,300	36,764
	979,714	897,614
Accumulated depreciation and amortization	(629,803)	(577,941)
	$349,911	$319,673

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Miscellaneous Noncurrent Assets

The following table presents the components of “Miscellaneous noncurrent assets” shown in the accompanying Consolidated Balance Sheets at September 29, 2017 and September 30, 2016 (in thousands):

	September 29, 2017	September 30, 2016
Deferred income taxes	$368,700	$413,563
Cash surrender value of life insurance policies	130,411	122,364
Investments	145,069	178,256
Notes receivable	17,839	18,303
Other	30,003	26,843
Total	$692,022	$759,329

Accrued Liabilities

The following table presents the components of “Accrued liabilities” shown in the accompanying Consolidated Balance Sheets at September 29, 2017 and September 30, 2016 (in thousands):

	September 29, 2017	September 30, 2016
Accrued payroll and related liabilities	$572,946	$561,652
Project-related accruals	71,815	102,400
Non project-related accruals	68,025	87,813
Insurance liabilities	67,546	54,984
Sales and other similar taxes	32,163	37,029
Deferred rent	60,593	69,059
Dividends payable	18,180	—
Other	48,419	25,441
Total	$939,687	$938,378

Other Deferred Liabilities

The following table presents the components of “Other deferred liabilities” shown in the accompanying Consolidated Balance Sheets at September 29, 2017 and September 30, 2016 (in thousands):

	September 29, 2017	September 30, 2016
Liabilities relating to defined benefit pension and early retirement plans	$254,483	$402,955
Liabilities relating to nonqualified deferred compensation Arrangements	114,616	123,926
Deferred income taxes	177,765	156,494
Miscellaneous	185,417	178,449
Total	$732,281	$861,824

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Accumulated Other Comprehensive Loss

The following table presents the components of “Accumulated other comprehensive loss” shown in the accompanying Consolidated Balance Sheets at September 29, 2017, and September 30, 2016 (in thousands):

	September 29, 2017	September 30, 2016
Foreign currency translation adjustments	$(386,131)	$(245,603)
Adjustments relating to defined benefit pension plans	(265,578)	(364,625)
Other	(1,805)	(366)
Total	$(653,514)	$(610,594)

Supplemental Cash Flow Information

During fiscal 2017 and fiscal 2016, the Company acquired businesses for cash of $150.2 million and cash and stock of $49.9 million, respectively. The following table presents the non-cash adjustments relating to these acquisitions made in preparing the accompanying Consolidated Statements of Cash Flows (in thousands):

	September 29, 2017	September 30, 2016
Working capital	$9,121	$10,023
Property and equipment	912	879
Noncurrent assets	35,976	8,192
Deferred liabilities	(273)	—
Goodwill	104,454	30,849

15. Segment Information

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

Under the current organization, each LOB has a president that reports directly to the Company's Chairman and CEO or CODM. In addition, the sales function, which had been managed centrally for many years, is now managed on an LOB basis, and accordingly, the associated cost is now embedded in the new segments and reported to the respective LOB presidents. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in corporate’s results of operations).

Financial information for each LOB is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. The Company generally does not track assets by LOB, nor does it provide such information to the CODM.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The CODM evaluates the operating performance of our LOBs using operating profit, which is defined as margin less “corporate charges” (e.g., the allocated amounts described above). The Company incurs certain SG&A costs which relate to its business as a whole which are not allocated to the LOBs.

The following tables present total revenues and operating profit for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and expenses relating to the Restructuring and other charges and CH2M professional fees and integration costs (in thousands).

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Revenues from External Customers:
Aerospace & Technology	$2,360,613	$2,657,433	$2,924,753
Buildings & Infrastructure	2,452,321	2,253,512	2,458,379
Industrial	2,743,662	2,793,713	2,517,571
Petroleum & Chemicals	2,466,192	3,259,499	4,214,129
Total	$10,022,788	$10,964,157	$12,114,832

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Operating Profit:
Aerospace & Technology	$202,595	$203,808	$205,368
Buildings & Infrastructure (1)	193,455	174,648	145,299
Industrial	115,262	81,268	126,531
Petroleum & Chemicals	113,858	126,604	138,351
Total Segment Operating Profit	625,170	586,328	615,549
Other Corporate Items	(81,595)	(60,100)	(15,739)
Restructuring and Other Charges	(134,206)	(187,630)	(154,283)
CH2M Professional Fees and Integration Costs	(17,100)	—	—
Total U.S. GAAP Operating Profit	392,269	338,598	445,527
Gain (Loss) on disposal of business and investments	10,880	(41,410)	(2,909)
Total Other Expense (2)	(9,932)	(10,465)	(12,481)
Earnings Before Taxes	$393,217	$286,723	$430,137

(1)	Excludes $ 23,844 in restructuring and other charges for the fiscal year ended September 29, 2017.
(2)	Years ending September 29, 2017 and September 30, 2016 include Restructuring and other charges of $1,233 and $277, respectively.

Included in “other corporate items” in the above table are costs and expenses which relate to general corporate activities as well as corporate-managed benefit and insurance programs.  Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of the Management Incentive Plan and the 1999 SIP relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of purchased business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans.  In addition, “other corporate items” includes adjustments to contract margins (both positive and negative) associated with projects where it has been determined, in the opinion of management, that such adjustments are not indicative of the performance of the related LOB and therefore should not be attributed to the LOB.

Included in gain on disposal of business and investments for the year ended September 29, 2017 was a gain on the sale of the Company’s ownership interest in the Neste Jacobs joint venture.  Included in loss on disposal of business and investments for the year ended September 30, 2016 was the losses associated with the sale of the Company’s French subsidiary and a non-cash write-off on an equity investment.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present total services revenues for each reportable segment for the three years ended September 29, 2017, September 30, 2016 and October 2, 2015 (in thousands):

	For the Year Ended
	September 29, 2017
	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total
Technical Professional Services Revenues
Project Services	$960,374	$2,185,220	$196,171	$1,464,098	$4,805,863
Process, Scientific and Systems Consulting	774,063	—	—	31,081	805,144
Total Technical Professional Services Revenues	1,734,437	2,185,220	196,171	1,495,179	5,611,007

Field Services Revenues
Construction	250,956	254,118	1,901,299	967,888	3,374,261
Operations and Maintenance ("O&M")	375,220	12,983	646,192	3,125	1,037,520
Total Field Services Revenues	626,176	267,101	2,547,491	971,013	4,411,781
Total Revenues	$2,360,613	$2,452,321	$2,743,662	$2,466,192	$10,022,788

	For the Year Ended
	September 30, 2016
	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total
Technical Professional Services Revenues
Project Services	$910,290	$2,094,282	$891,018	$1,843,250	$5,738,840
Process, Scientific and Systems Consulting	803,654	—	—	48,675	852,329
Total Technical Professional Services Revenues	1,713,944	2,094,282	891,018	1,891,925	6,591,169

Field Services Revenues
Construction	171,614	119,463	1,601,562	1,366,251	3,258,890
Operations and Maintenance ("O&M")	771,875	39,767	301,133	1,323	1,114,098
Total Field Services Revenues	943,489	159,230	1,902,695	1,367,574	4,372,988
Total Revenues	$2,657,433	$2,253,512	$2,793,713	$3,259,499	$10,964,157

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain financial information by geographic area (in thousands):

	For the Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Revenues:
United States	$5,822,843	$6,247,448	$7,154,433
Europe	2,262,092	2,346,224	2,074,837
Canada	590,604	927,942	1,065,651
Asia	253,167	299,952	304,393
India	165,295	187,929	163,871
Australia and New Zealand	628,945	436,670	611,271
South America and Mexico	73,456	125,610	143,014
Middle East and Africa	226,386	392,382	597,362
Total	$10,022,788	$10,964,157	$12,114,832
Property, equipment and improvements, net:
United States	$220,416	$195,392	$208,155
Europe	46,108	37,163	55,713
Canada	18,435	21,464	36,647
Asia	2,793	3,069	3,859
India	19,191	13,350	16,264
Australia and New Zealand	18,692	18,888	24,460
South America and Mexico	4,619	5,621	9,127
Middle East and Africa	19,657	24,726	27,013
Total	$349,911	$319,673	$381,238

Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown.

The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues:

For the Years Ended
September 29, 2017	September 30, 2016	October 2, 2015
19.2%	21.4%	21.7%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Selected Quarterly Information — Unaudited

The following table presents selected quarterly financial information. (in thousands, except for per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
September 29, 2017
Revenues	$2,551,604		$2,302,567	(f)	$2,514,751	(f)	$2,653,866		$10,022,788
Operating profit (a)	88,628		68,173	(f)	128,475	(f)	106,993		392,269
Earnings before taxes	85,880		60,491		127,396		119,450		393,217
Net earnings of the Group	61,153		44,165		88,629		93,428		287,375
Net earnings attributable to Jacobs	60,536	(f)	50,018	(f)	89,032	(f)	94,141	(f)(g)	293,727
Earnings per share:
Basic	0.50	(f)	0.41	(f)	0.74	(f)	0.78	(f)(g)	2.43
Diluted	0.50	(f)	0.41	(f)	0.74	(f)	0.78	(f)(g)	2.42
September 30, 2016
Revenues	$2,847,934		$2,781,763		$2,693,873		$2,640,587		$10,964,157
Operating profit (a)	59,450		86,781		109,556		82,811		338,598
Earnings before taxes	57,787		90,456		102,807		35,673		286,723
Net earnings of the Group	50,306		63,389		70,937		29,883		214,515
Net earnings attributable to Jacobs	46,514	(b)	65,250	(b)	69,055	(b)	29,644	(b)	210,463
Earnings per share:
Basic	0.38	(b)	0.54	(b)	0.58	(b)	0.25	(b)	1.75
Diluted	0.38	(b)	0.54	(b)	0.57	(b)	0.24	(b)	1.73
October 2, 2015
Revenues	$3,187,005		$2,903,332		$2,907,541		$3,116,954		$12,114,832
Operating profit (a)	158,223		133,045		100,434		53,825		445,527
Earnings before taxes	154,695		128,962		97,188		49,292		430,137
Net earnings of the Group	106,195		88,110		97,308		37,269		328,882
Net earnings attributable to Jacobs	100,079		81,967	(c)	91,062	(c)	29,863	(c)	302,971
Earnings per share:
Basic	0.78		0.65	(c)	0.74	(c)	0.25	(c)	2.42
Diluted	0.77		0.64	(c)	0.73	(c)	0.24	(c)	2.40

(a)	Operating profit represents revenues less (i) direct costs of contracts, and (ii) selling, general and administrative expenses.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)

Includes costs of $31.7 million, or $0.18 per diluted share, in the first quarter of fiscal 2017; includes $16.5 million in revenue, $72.2 million in operating profit, $45.2 million in net earnings attributable to Jacobs, or $0.37 per diluted share, in the second quarter of fiscal 2017; includes $1 million in revenue, $10.7 million in operating profit and $6.3 million in net earnings attributable to Jacobs, or $0.05 per diluted share, in the third quarter of fiscal 2017; includes $19.5 million in operating profit, $13.6 million in net earnings attributable to Jacobs, or $0.11 per diluted share, in the fourth quarter of fiscal 2017, in each case, related to restructuring and other charges.

(g)	Includes costs of $10.6 million, or $0.09 per diluted share, in the fourth quarter of fiscal 2017 related to professional fees and integration costs for the CH2M acquisition.

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

The "2015 Restructuring" refers to a series of initiatives intended to improve operational efficiency, reduce costs, and better position the Company to drive growth of the business in the future. Actions included involuntary terminations, the abandonment of certain leased offices, and the co-location of employees. Included in the Company's consolidated results of operations for fiscal 2017, fiscal 2016 and fiscal 2015 are pre-tax costs of $98.7 million, $187.9 million and $157.2 million, respectively, relating to the 2015 Restructuring. These costs are primarily included in SG&A in the accompanying Consolidated Statements of Earnings.

The "2014 Restructuring" refers to a series of initiatives intended to improve operational efficiency, reduce costs, accelerate the integration of SKM, and better position the Company to drive growth of the business in the future. Actions included involuntary terminations, the abandonment of certain leased offices, and the co-location of employees. Included in the Company's consolidated results of operations for fiscal 2014 are pre-tax costs of $93.3 million relating to the 2014 Restructuring. These costs are included in SG&A in the accompanying Consolidated Statements of Earnings.

“ASC” refers to the Accounting Standards Codification as maintained by the FASB. The ASC is the primary source of U.S. GAAP to be applied by the Company and all other nongovernmental entities. The ASC organizes and presents hundreds of previously separate pieces of authoritative accounting guidance into a single on-line research database. The accounting principles promulgated by the ASC are organized therein by broad topics, and are updated by the FASB through the issuances of ASUs.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 29, 2017 and September 30, 2016, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 29, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Engineering Group Inc. and subsidiaries at September 29, 2017 and September 30, 2016, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/S/ Ernst & Young, LLP

Dallas, Texas

November 21, 2017

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jacobs Engineering Group Inc.

We have audited Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Jacobs Engineering Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jacobs Engineering Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 29, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries as of September 29, 2017 and September 30, 2016 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 29, 2017 of Jacobs Engineering Group Inc. and subsidiaries and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/S/ Ernst & Young, LLP

Dallas, Texas

November 21, 2017