Form 10-Q
period 2017-12-29
JACOBS ENGINEERING GROUP INC /DE/
filed 2018-02-07
CIK 52988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2017

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

Number of shares of common stock outstanding at January 24, 2018: 141,671,364

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 29, 2017 (Unaudited)	September 29, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,059,839	$774,151
Receivables	3,293,502	2,102,543
Prepaid expenses and other	193,614	119,486
Total current assets	4,546,955	2,996,180
Property, Equipment and Improvements, net	574,034	349,911
Other Noncurrent Assets:
Goodwill	5,720,875	3,009,826
Intangibles, net	921,000	332,920
Miscellaneous	928,893	692,022
Total other noncurrent assets	7,570,768	4,034,768
	$12,691,757	$7,380,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$5,450	$3,071
Accounts payable	947,199	683,605
Accrued liabilities	1,472,865	939,687
Billings in excess of costs	637,542	299,864
Total current liabilities	3,063,056	1,926,227
Long-term Debt	2,587,933	235,000
Other Deferred Liabilities	1,079,021	732,281
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—141,556,705 shares and 120,385,544 shares as of December 29, 2017 and September 29, 2017, respectively	141,557	120,386
Additional paid-in capital	2,628,012	1,239,782
Retained earnings	3,728,527	3,721,698
Accumulated other comprehensive loss	(628,985)	(653,514)
Total Jacobs stockholders’ equity	5,869,111	4,428,352
Noncontrolling interests	92,636	58,999
Total Group stockholders’ equity	5,961,747	4,487,351
	$12,691,757	$7,380,859

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended December 29, 2017 and December 30, 2016

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Revenues	$2,750,311	$2,551,604
Direct cost of contracts	(2,263,131)	(2,132,292)
Gross Profit	487,180	419,312
Selling, general and administrative expenses	(439,536)	(330,684)
Operating Profit	47,644	88,628
Other Income (Expense):
Interest income	3,834	1,486
Interest expense	(7,092)	(3,518)
Miscellaneous expense, net	(2,470)	(716)
Total other expense, net	(5,728)	(2,748)
Earnings Before Taxes	41,916	85,880
Income Tax Expense	(39,355)	(24,727)
Net Earnings of the Group	2,561	61,153
Net Earnings Attributable to Noncontrolling Interests	(398)	(617)
Net Earnings Attributable to Jacobs	$2,163	$60,536
Net Earnings Per Share:
Basic	$0.02	$0.50
Diluted	$0.02	$0.50

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months  Ended December 29, 2017 and December 30, 2016

(In thousands)

(Unaudited)

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Net Earnings of the Group	$2,561	$61,153
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	20,168	(287,524)
Gain (loss) on cash flow hedges	890	(942)
Change in pension liabilities	3,596	24,753
Other comprehensive income (loss) before taxes	24,654	(263,713)
Income Tax Expense:
Cash flow hedges	—	(82)
Change in pension liabilities	(125)	(4,522)
Income Tax Expense:	(125)	(4,604)
Net other comprehensive income (loss)	24,529	(268,317)
Net Comprehensive Income (Loss) of the Group	27,090	(207,164)
Net Earnings Attributable to Noncontrolling Interests	(398)	(617)
Net Comprehensive Income (Loss) Attributable to Jacobs	$26,692	$(207,781)

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 29, 2017 and December 30, 2016

(In thousands)

(Unaudited)

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$2,561	$61,153
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	24,832	16,621
Intangible assets	14,695	11,914
Debt Issuance Costs	218	—
(Gain) Loss on sales of business	(444)	822
Stock based compensation	24,619	10,205
Tax deficiency from stock based compensation		(1,205)
Equity in earnings of operating ventures, net	(3,631)	(902)
(Gain) Losses on disposals of assets, net	(20)	2,847
Change in pension plan obligations	(10,227)	(5,301)
Pension Settlement Charge	3,819	—
Change in deferred compensation plans	(985)	463
Deferred income taxes	(11,951)	(565)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	15,749	(19,627)
Prepaid expenses and other current assets	(1,550)	(2,612)
Accounts payable	(38,875)	(10,782)
Accrued liabilities	(110,140)	(69,638)
Billings in excess of costs	71,587	111,862
Other deferred liabilities	5,997	(576)
Non-current assets and other, net	60,632	5,748
Net cash provided by operating activities	46,886	110,427
Cash Flows Used for Investing Activities:
Additions to property and equipment	(22,450)	(21,054)
Disposals of property and equipment	104	4
Purchases of investments	(370)	—
Additions to intangibles	(237)	—
Acquisitions of businesses, net of cash acquired	(1,365,809)	—
Sales of business	—	(2,036)
Net cash used for investing activities	(1,388,762)	(23,086)
Cash Flows Provided by Financing Activities:
Proceeds from long-term borrowings	2,733,475	314,460
Repayments of long-term borrowings	(1,090,329)	(303,128)
Proceeds from short-term borrowings	721	669
Repayments of short-term borrowings	(721)	—
Proceeds from issuances of common stock	14,454	37,396
Common stock repurchases	—	(30,221)
Excess tax benefits from stock based compensation	—	1,205
Taxes paid on vested restricted stock	(13,780)	(5,053)
Cash dividends	(18,143)	—
Net cash provided by financing activities	1,625,677	15,328
Effect of Exchange Rate Changes	1,887	(21,839)
Net Increase in Cash and Cash Equivalents	285,688	80,830
Cash and Cash Equivalents at the Beginning of the Period	774,151	655,716
Cash and Cash Equivalents at the End of the Period	$1,059,839	$736,546

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

December 29, 2017

1.	Basis of Presentation

Unless the context otherwise requires:

•	References herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors;
•	References herein to the “Company”, “we”, “us” or “our” are to Jacobs Engineering Group Inc. and its consolidated subsidiaries; and
•	References herein to the “Group” are to the combined economic interests and activities of the Company and the persons and entities holding noncontrolling interests in our consolidated subsidiaries.

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 (“2017 Form 10-K”).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 29, 2017, and for the three-month period ended December 29, 2017.

Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Please refer to Note 17 Definitions of Notes to Consolidated Financial Statements included in our 2017 Form 10-K for the definitions of certain terms used herein.

2.	Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities, the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements, and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly. Please refer to Note 2 Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2017 Form 10-K for a discussion of the significant estimates and assumptions affecting our consolidated financial statements.

3.	Fair Value and Fair Value Measurements

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Please refer to Note 2 Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2017 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.

The net carrying amounts of cash and cash equivalents, trade receivables and payables, and notes payable approximate Fair Value due to the short-term nature of these instruments. Similarly, we believe the carrying value of long-term debt also approximates Fair Value based on the interest rates and scheduled maturities applicable to the outstanding borrowings.

4.	New Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers. The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and perceived weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements.  ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard.  The revised effective date for the standard is for annual reporting periods beginning after December 15, 2017 and interim periods therein.  The FASB also approved changes allowing for early adoption of the standard as of the original effective date.

The Company’s adoption activities will be performed over three phases: (i) assessment, (ii) design, and (iii) implementation. Our assessment phase is complete. We have established a cross-functional team to implement ASU 2014-09.  We have identified and are in the process of implementing changes to our systems, processes and internal controls to meet the standard’s updated reporting and disclosure requirements.  The following are the potential significant differences identified during the assessment phase:

Performance Obligations

Under current U.S. GAAP, the Company typically considers engineering and construction services as separate performance obligations. Under ASU 2014-09, the Company has determined, in most instances, it is likely that engineering and construction services will be required to be combined into a single performance obligation. In these instances, this will likely change the timing and pattern of revenue recognition.

Contract Modifications

In many instances, the Company enters into contracts for construction services subsequent to entering in to engineering services contracts (“Phased Projects”). Under ASU 2014-09, the construction services contract may be deemed to modify the engineering contract, or may be required to be combined with the engineering contract. This modification or combination of contracts may result in a cumulative catchup adjustment, which will have an immediate impact on the Company’s results of operations in the period the contract combination or modification occurs. In addition, it will change the timing and pattern of revenue recognition after the period the contracts have been combined or modified.  The Company analyzed its current Phased Projects and concluded that a significant number of these arrangements would be combined under ASU 2014-09.

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

         Lease Accounting

In February 2016, the FASB issued ASU 2016-02 Leases. ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods.  Early adoption is permitted, including adoption in an interim period.  The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is evaluating the impact of the new guidance on its consolidated

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

financial statements.  This standard could have a significant administrative impact on its operations, and the Company will further assess the impact through its implementation program.

Hedge Accounting

In August 2017, the FASB issued ASU  No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  ASU No. 2017-12 makes targeted improvements to the current guidance on accounting for hedges so that it provides a better view of an entity’s risk management activities and how the entity’s hedging strategies are being used to manage risk. In addition, ASU No. 2017-12 further simplifies the application of certain aspects of hedge accounting, including the measurement of hedge effectiveness.  The revised guidance becomes effective for fiscal years beginning after December 15, 2018.  The Company is evaluating the impact of the new guidance on its consolidated financial statements. It is not expected that the updated guidance will have a significant impact on the Company’s consolidated financial statements.

5.	Business Combinations

On December 15, 2017, the Company completed the acquisition of CH2M HILL Companies, Ltd. (CH2M), an international provider of engineering, construction, and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock. The purpose of the acquisition is to further diversify the Company’s presence in the water, nuclear and environmental remediation sectors and to further the Company’s profitable growth strategy. The Company paid total consideration of approximately $1.8 billion in cash and issued approximately $1.4 billion of Jacobs’ common stock, or 20.7 million shares, to the former stockholders and certain equity award holders of CH2M. In connection with the acquisition, the Company also assumed CH2M’s revolving credit facility and second lien notes, including a $20 million prepayment penalty, which totaled approximately $700 million of long-term debt.  Immediately following the effective time of the acquisition, the Company repaid CH2M’s revolving credit facility and second lien notes including the related prepayment penalty.

The following summarizes the estimated fair values of CH2M assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$315.2
Receivables	1,201.9
Prepaid expenses and other	72.7
Property, equipment and improvements, net	225.6
Goodwill	2,698.8
Identifiable intangible assets:
Customer relationships, contracts and backlog	557.0
Trade name	40.0
Lease intangible assets	5.9
Total identifiable intangible assets	602.9
Miscellaneous	277.4
Total Assets	$ 5,394.5
Liabilities
Notes payable	2.2
Accounts payable	309.6
Accrued liabilities	659.0
Billings in excess of costs	263.5
Identifiable intangible liabilities:
Lease intangible liabilities	9.6
Long-term debt	702.3
Other deferred liabilities	382.7
Total Liabilities	2,328.9
Noncontrolling interests	(40.9)
Net assets acquired	$3,024.7

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Customer relationships, contracts and backlog represent the fair value of existing contracts, the underlying customer relationships and backlog of consolidated subsidiaries and have lives ranging from 5 to 13 years (weighted average life of approximately 8 years). The fair value of the acquired trade name has an estimated life of three years. Other intangible assets and liabilities primarily consist of the fair value of office leases and have a weighted average life of approximately 12 years.

Estimated fair value measurements relating to the CH2M acquisition are made using Level 3 inputs including discounted cash flow techniques.  Fair value is estimated using inputs primarily from the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflect the level of risk associated with receiving future cash flows. The estimated fair value of land has been determined using the market approach, which arrives at an indication of value by comparing the site being valued to sites that have been recently acquired in arm’s-length transactions. Personal property assets with an active and identifiable secondary market are valued using the market approach. Buildings and land improvements are valued using the cost approach using a direct cost model built on estimates of replacement cost. Other personal property assets such as furniture, fixtures and equipment are valued using the cost approach which is based on replacement or reproduction costs of the asset less depreciation.

Other deferred liabilities were comprised of pensions and other long-term employee related liabilities totaling approximately $291.0 million.

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized largely results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes.  The Company has not completed its final assessment of the fair values of purchased receivables, intangible assets and liabilities, property and equipment, tax balances, contingent liabilities, long-term leases or acquired contracts. The final purchase price allocation will result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. See Note 18, Commitments and Contingencies, relating to CH2M contingencies.

From the acquisition date of December 15, 2017 through the end of the first fiscal quarter of 2018, CH2M contributed approximately $131 million in revenue and $15.7 million in net earnings included in the accompanying consolidated statement of earnings.  Included in these results were approximately $30 million in pre-tax restructuring and transaction costs.

Transaction costs associated with the CH2M acquisition in the accompanying consolidated statements of operations for the three months ended December 29, 2017 are comprised of the following (in millions):

Personnel costs	$41,222
Professional service, real estate-related, and other expenses	26,675
Total	$67,897

The following presents summarized unaudited pro forma operating results assuming that the Company had acquired CH2M at October 1, 2016. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred (in millions):

	Three Months Ended
See note 1	December 29, 2017	December 30, 2016

Revenues	$3,778	$3,652
Net earnings (loss)	$ 25.8	$(47.0)
Net earnings (loss) attributable to Jacobs	$23.2	$(56.6)
Net earnings (loss) attributable to Jacobs per share:
Basic earnings (loss) per share	$0.16	$(0.40)
Diluted earnings (loss) per share	$0.16	$(0.40)
1

Included in the unaudited pro forma operating results are charges relating to transaction expenses, severance expense and other items that are removed from the three months ended December 29, 2017 and are reflected in the three months ended December 30, 2016 due to the assumed timing of the transaction.  Also, income tax expense (benefit) for the three month pro forma periods ended December 29, 2017 and December 30, 2016 were $67.4 million and ($78.6) million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

6.	Goodwill and Intangibles

The carrying value of goodwill by reportable segment appearing in the accompanying Consolidated Balance Sheets at December 29, 2017 and September 29, 2017 were as follows (in millions):

	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total
Balance September 29, 2017	$1,025.8	$751.4	$561.8	$670.8	$3,009.8
Acquired	945.2	1,417.9	–	335.7	2,698.8
Foreign Exchange Impact	4.2	3.1	2.3	2.7	12.3
Balance December 29, 2017	$1,975.2	$2,172.4	$564.1	$1,009.2	$5,720.9

During the preparation of the Form 10-Q for the first fiscal quarter of 2017, the Company determined that its prior financial statements contained immaterial misstatements related to incorrect translation of the Company’s non-U.S. goodwill balances from local currency to the U.S. Dollar reporting currency. It was determined that the Company had incorrectly used historical translation rates for the U.S. Dollar in place at the time of the Company’s recording of its foreign goodwill balances rather than using current translation rates at each balance sheet date in accordance with U.S. GAAP.  The error dated back to the time of our initial reporting of non-US goodwill balances in the late 1990s and affected our historical quarterly and annual reporting periods through the first fiscal quarter of 2017.  Goodwill and accumulated other comprehensive income in the Company’s September 30, 2016 consolidated balance sheet (which have not been adjusted) were each overstated by $209.9 million and was corrected in the first fiscal quarter of 2017 foreign currency translation adjustment.  Consequently, the correction was a direct component of the overall translation adjustment amount of $287.5 million that was reported for the three months ended December 30, 2016.  These adjustments had no impact on the Company’s Consolidated Statements of Earnings or Cash Flows.

The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at December 29, 2017 and September 29, 2017 (in thousands):

	Customer Relationships, Contracts, and Backlog	Developed Technology	Trade Names	Patents	Lease Intangible Assets	Other	Total

Balances, September 29, 2017	$301,468	$14,462	$6,699	$10,180	$ -	$111	$332,920
Acquisitions and additions	557,000	237	40,000	-	5,951	-	603,188
Amortization	(12,852)	(384)	(1,344)	(104)	-	(11)	(14,695)
Foreign currency translation	(346)	-	26	(93)	-	-	(413)
Balances, December 29, 2017	$845,270	$14,315	$45,381	$9,983	$5,951	$100	$921,000

In addition, we acquired $9.6 million in lease intangible liabilities in connection with the CH2M acquisition.

The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2018 and for the succeeding years.  The amounts below include preliminary amortization estimates for the CH2M opening balance sheet fair values that are still preliminary and are subject to change.

Fiscal Year	(in millions)
2018 (nine months remaining)	$90.5
2019	119.2
2020	117.1
2021	102.3

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

2022	98.2
Thereafter	384.1
Total	$911.4

7.	Segment Information

The Company’s operations are organized around four global lines of business (“LOBs”), which also serve as the Company’s operating segments: Aerospace & Technology, Buildings & Infrastructure, Industrial and Petroleum & Chemicals. The Company’s LOB leadership and internal reporting structures report to the Chief Executive Officer, who is also the Chief Operating Decision Maker (“CODM”), and enable the CODM to evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. For purposes of the Company’s goodwill impairment testing, it has been determined that the Company’s operating segments are also its reporting units based on management’s conclusion that the components comprising each of its operating segments share similar economic characteristics and meet the aggregation criteria in accordance with ASC 350, Intangibles-Goodwill and Other.

Under the current organization, each LOB has a president that reports directly to the CODM. In addition, the sales function, which had been managed centrally for many years, is managed on an LOB basis, and accordingly, the associated cost is embedded in the new segments and reported to the respective LOB presidents.  In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis.  The cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in corporate’s results of operations).

Financial information for each LOB is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources.  The Company generally does not track assets by LOB, nor does it provide such information to the CODM.

The CODM evaluates the operating performance of our LOBs using segment operating profit, which is defined as margin less “corporate charges” (e.g., the allocated amounts described above).  The Company incurs certain Selling, General and Administrative costs (“SG&A”) that relate to its business as a whole which are not allocated to the LOBs.

On December 15, 2017, the Company completed the acquisition of CH2M.  For purposes of the Company’s first quarter fiscal 2018 segment reporting, the operating financial information of CH2M has been categorized within the Company’s existing LOB business structure, with its sales and operating profit results for the time period during which CH2M has been under the ownership of the Company (December 15, 2017 - December 29, 2017) being allocated to the Company’s A&T, B&I and P&C lines of business under a transitional business organization structure.  Additionally, the preliminary purchase accounting for the acquisition, including opening balance sheet fair value determinations as well as final segment categorizations are still in process.

The following tables present total revenues and segment operating profit for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and expenses relating to the Restructuring and other charges and CH2M transaction and integration costs (in thousands).

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Revenues from External Customers:
Aerospace & Technology	$721,567	$577,436
Buildings & Infrastructure	658,466	580,617
Industrial	749,321	751,738
Petroleum & Chemicals	620,957	641,813
Total	$2,750,311	$2,551,604

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Segment Operating Profit:
Aerospace & Technology	$65,820	$51,087
Buildings & Infrastructure	45,273	38,797
Industrial	38,113	25,129
Petroleum & Chemicals	27,557	23,652
Total Segment Operating Profit	176,763	138,665
Other Corporate Items	(42,129)	(18,296)
Restructuring and Other Charges	(19,349)	(31,741)
CH2M Transaction Costs	(67,641)	—
Total U.S. GAAP Operating Profit	47,644	88,628
Total Other Expense (1)	(5,728)	(2,748)
Earnings Before Taxes	$41,916	$85,880

(1)	Includes amortization of deferred financing fees related to the CH2M acquisition of $256 thousand for the three-month period ended December 29, 2017.

During the fourth fiscal quarter of 2017, the Company implemented certain restructuring activities (primarily severance related activities) associated with the Company’s announced definitive agreement to acquire CH2M.  Following the closing of the CH2M acquisition, these activities have continued into the first fiscal quarter of 2018 and include associated charges for professional services, personnel costs, severance and costs associated with co-locating Jacobs and CH2M offices, amounting to approximately $19.3 million in pre-tax charges during first quarter ended December 29, 2017.  These activities are expected to continue through 2019.  These activities are not expected to involve the exit of any service types or client end-markets.

Transaction costs associated with the CH2M acquisition in the accompanying consolidated statements of operations for the three months ended December 29, 2017 are comprised of the following (in millions):

Personnel costs	$41,222
Professional service, real estate-related, and other expenses (1)	26,675
Total	$67,897

(1)	Includes deferred financing fees related to the CH2M acquisition of $256 thousand for the three months ending December 29, 2017.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following tables present total services revenues for each reportable segment for the three months  ended  December 29, 2017 and  December 30, 2016 (in thousands).

	For the Three Months Ended
	December 29, 2017
	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total
Technical Professional Services Revenues
Project Services	$274,945	615,238	67,672	401,166	1,359,021
Process, Scientific, and Systems Consulting	244,128	-	-	6,945	251,073
Total Technical Professional Services Revenues	519,073	615,238	67,672	408,111	1,610,094
Field Services Revenues
Construction	121,869	42,653	496,632	212,415	873,569
Operations and Maintenance (“O&M”)	80,625	575	185,017	431	266,648
Total Field Services Revenues	202,494	43,228	681,649	212,846	1,140,217
Total Revenues	$721,567	$658,466	$749,321	$620,957	$2,750,311

	For the Three Months Ended
	December 30, 2016
	Aerospace & Technology	Buildings & Infrastructure	Industrial	Petroleum & Chemicals	Total
Technical Professional Services Revenues
Project Services	$176,464	$509,849	$2,616	$369,262	$1,058,191
Process, Scientific, and Systems Consulting	199,829	—	—	6,917	206,746
Total Technical Professional Services Revenues	376,293	509,849	2,616	376,179	1,264,937
Field Services Revenues
Construction	82,787	66,641	535,336	262,183	946,947
Operations and Maintenance (“O&M”)	118,356	4,127	213,786	3,451	339,720
Total Field Services Revenues	201,143	70,768	749,122	265,634	1,286,667
Total Revenues	$577,436	$580,617	$751,738	$641,813	$2,551,604

8.	Receivables

The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at December 29, 2017 and September 29, 2017, as well as certain other related information (in thousands):

	December 29, 2017	September 29, 2017
Components of receivables:
Amounts billed, net	$1,691,229	$949,060
Unbilled receivables and other	1,577,005	1,118,144
Retentions receivable	25,268	35,339
Total receivables, net	$3,293,502	$2,102,543
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$314,543	$226,236
Claims receivable	$4,600	$4,600

Amounts billed, net consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for doubtful accounts. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.

Unbilled receivables and other and Retentions receivable represent reimbursable costs and amounts earned and reimbursable under contracts in progress as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually provide that such amounts become billable upon the passage of time, achievement of certain milestones, or completion of the project. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Claims receivable are included in receivables in the accompanying Consolidated Balance Sheets and represent certain costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated.

9.	Property, Equipment and Improvements, Net

Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at December 29, 2017 and September 29, 2017 consist of the following (in thousands):

	December 29, 2017	September 29, 2017
Land	$20,644	$17,197
Buildings	137,336	93,313
Equipment	777,361	627,609
Leasehold improvements	274,141	220,295
Construction in progress	22,372	21,300
	1,231,854	979,714
Accumulated depreciation and amortization	(657,820)	(629,803)
	$574,034	$349,911

10.	Restructuring and Other Charges

During the fourth fiscal quarter of 2017, the Company implemented certain restructuring activities (primarily severance related activities) associated with the Company’s announced definitive agreement to acquire CH2M.

Following the closing of the CH2M acquisition, these activities have continued into the first fiscal quarter of 2018 and include associated charges for professional services, personnel costs, severance and costs associated with co-locating Jacobs and CH2M offices amounting to approximately $19.3 million in pre-tax charges during first quarter ended December 29, 2017.  These activities are expected to continue through 2019.  These activities are not expected to involve the exit of any service types or client end-markets.

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

During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future.  We refer to these initiatives, in the aggregate, as the “2015 Restructuring”.  These activities evolved and developed over time as management identified and evaluated opportunities for changes in the Company’s operations (and related areas of potential cost savings), as economic conditions changed and as the realignment of the Company’s operations into its four global LOBs was implemented.  Actions related to the 2015 Restructuring included involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the colocation of employees into other existing offices.  These activities did not involve the exit of any service types or client end-markets.  The 2015 Restructuring was completed in fiscal 2017 although related cash payments continue to be made under the related obligations recorded in connection with these activities.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Collectively, the above mentioned restructuring activities are referred to as “Restructuring and other charges.”

The following table summarizes the impacts of the Restructuring and other charges on the Company’s reportable segment income by line of business in connection with the CH2M acquisition for the three months ended December 29, 2017 and the 2015 Restructuring for the three months ended December 30, 2016 (in thousands):

	Three Months Ended
	December 29, 2017	December 30, 2016
Aerospace & Technology	$289	$170
Buildings & Infrastructure	2,879	7,908
Industrial	435	2,524
Petroleum & Chemicals	3,363	13,584
Corporate	12,383	7,555
Total	$19,349	$31,741

The activity in the Company’s accrual for the Restructuring and other activities for the three-month period ended December 29, 2017 is as follows (in thousands):

Balance at September 29, 2017	$174,343
CH2M Charges	19,349
Payments	(34,226)
Balance at December 29, 2017	$159,466

The following table summarizes the Restructuring and other activities by major type of costs in connection with the CH2M acquisition for the three-month period ended December  29, 2017 and the 2015 Restructuring for the three months ended December 30, 2016 (in thousands):

	Three Months Ended	Three Months Ended
	December 29, 2017	December 30, 2016
Lease Abandonments	$3,363	$17,555
Involuntary Terminations	2,184	11,332
Outside Services	8,590	1,291
Other Restructuring Related	5,212	1,563
Total	$19,349	$31,741

Cumulative amounts incurred to date for Restructuring and other activities by each major type of cost as of December 29, 2017 are as follows (in thousands):

Lease Abandonments	$242,222
Involuntary Terminations	186,763
Outside Services	32,957
Other restructuring related	14,145
Total	$476,087

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

11.	Long-term Debt

At December 29, 2017 and September 29, 2017, long-term debt consisted of the following:

	December 29, 2017	September 29, 2017
Term Loan Facility	$1,500,000	$-
Less: Deferred Financing Fees	(3,779)	-
Revolving Credit Facility	1,085,159	235,000
Equipment Financing	6,553	-
Total Long-term debt, net	$2,587,933	$235,000

On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (the “Revolving Credit Facility”) with a syndicate of large U.S. and international banks and financial institutions. The Revolving Credit Facility provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion.

The total amount outstanding under the Revolving Credit Facility in the form of direct borrowings at December 29, 2017 was $1,085.2  million. The Company has issued $2.5 million in letters of credit under the Revolving Credit Facility, leaving $512.3 million of available borrowing capacity under the Revolving Credit Facility at December 29, 2017. In addition, the Company had issued $491.6 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $494.1 million at December 29, 2017.

The Revolving Credit Facility expires in February 2020 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the  Revolving Credit Facility. Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the  Revolving Credit Facility), borrowings under the  Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The Revolving Credit Facility also provides for a financial letter of credit sub facility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company’s Consolidated Leverage Ratio. Amounts outstanding under the  Revolving Credit Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of euro currency loans. The  Revolving Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates.  In addition, the Revolving Credit Facility contains customary events of default. We were in compliance with our debt covenants at December 29, 2017.

On September 28, 2017, the Company entered into a Second Amendment to the Revolving Credit Facility, which provides for, among other things, an amendment to certain financial definitions used in the Revolving Credit Facility, including “Consolidated EBITDA”. These amendments were effective upon the consummation of the acquisition of CH2M in December 2017.

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

We incurred loans under the Term Loan Facility on December 15, 2017 in connection with the closing of the CH2M acquisition in order to pay cash consideration for the acquisition, and to pay fees and expenses related to the acquisition and the Term Loan Facility. The Term Loan Facility matures in December 2020  and permits the Company to borrow in U.S. dollars at a base rate or a eurocurrency rate. Depending on the Company’s consolidated leverage ratio, borrowings under the Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 1.00% and 1.50% or a base rate plus a margin of between 0.00% and 0.50%. Amounts outstanding under the Term Loan Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans.

The Term Loan Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, investments, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan Facility contains customary events of default. We were in compliance with these covenants at December 29, 2017.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

In conjunction with the acquisition of CH2M, the Company assumed certain equipment financing that was incurred by CH2M prior to the acquisition.  The balance of the equipment financing as of December 29, 2017 was $6.6 million and is due in monthly installments through September 2021.  The financing bears interest at rates ranging from 0.22% to 3.29%.  The financing is secured by certain equipment.

12.	Revenue Accounting for Contracts / Accounting for Joint Ventures

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

Unapproved change orders are included in the contract price to the extent it is probable that such change orders will result in additional contract revenue and the amount of such additional revenue can be reliably estimated. Claims meeting these recognition criteria are included in revenues only to the extent of the related costs incurred. The percentage of revenues realized by the Company by type of contract during fiscal 2017 can be found in Note 1 Description of Business and Basis of Presentation of Notes to Consolidated Financial Statements included in our 2017 Form 10-K.

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

The following table sets forth pass-through costs included in revenues for each of the three months ended December 29, 2017 and  December 30, 2016 (in thousands):

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Pass-through costs included in revenues	$596,169	$672,979

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Certain of our joint ventures meet the definition of a variable interest entity (“VIE”). In evaluating our VIEs for possible consolidation, we perform a qualitative analysis to determine whether or not we have a “controlling financial interest” in the VIE as defined by U.S. GAAP. We consolidate only those VIEs over which we have a controlling financial interest and are the primary beneficiary.

For the Company’s unconsolidated joint ventures, we use either the equity method of accounting or proportionate consolidation. There were no changes in facts and circumstances during the period that caused the Company to reassess the method of accounting for its VIEs.

13. Defined Pension Benefit Obligations

Jacobs UK Limited (“JUK”) is the sponsor of certain pension plans in the UK (“UK Plans”).  The UK Plans currently have an estimated funding deficit of approximately $201.3 million. Given the current estimated funding deficit, the Company replaced JUK’s current recovery plan with an intercompany asset backed pension contribution arrangement.

The contribution arrangement establishes funding for the UK pension plans via a 15-year long term note issued by Jacobs through a non-US affiliate to the UK pension plans. The Note is USD denominated with a stated principal of approximately $131.6 million.  Payments of principal and interest on the note are approximately $12.5 million per year.

In connection with the acquisition of CH2M on December 15, 2017, the Company has preliminarily recorded estimates of CH2M’s pension plan assets and liabilities which are reflected in the amounts of $1.1 billion and ($1.2 billion), respectively as of December 29, 2017.  CH2M sponsors several defined benefit pension plans primarily in the U.S. and the United Kingdom (“U.K.”).  In the U.S., CH2M has three noncontributory defined benefit pension plans.  Plan benefits are generally based on years of service and compensation during the span of employment.

The following table presents the components of net periodic benefit cost recognized in earnings during the three months ended  December 29, 2017 and  December 30, 2016 (in thousands):

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Component:
Service cost	$3,063	$2,216
Interest cost	16,071	8,728
Expected return on plan assets	(26,004)	(15,588)
Amortization of previously unrecognized items	2,453	3,556
Settlement (gain) loss	3,819	43
Net periodic benefit expense (income)	$(597)	$(1,045)

In December 2017, the Company incurred a settlement loss of approximately $3.8 million related to its Sverdrup pension plan in the U.S.

The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2018 (in thousands):

Cash contributions made during the first three months of fiscal 2018	$5,811
Cash contributions we expect to make during the remainder of fiscal 2018	21,083
Total	$26,895

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

14.	Share-based Payments

During the first quarter of fiscal year 2018, the Company adopted ASU No 2016-09, Improvements to Employee Share Based Payment Accounting.   As a result, the cash paid by the Company to taxing authorities as a result of withholding shares for the exercise of employee stock awards is classified as financing activity and this change is adopted retrospectively. The Company paid $13.8 million for the three months ended December 29, 2017 and $5.1 million for the three months ended December 30, 2016 in these taxes. Additionally, all excess tax benefits related to share-based payments in our provision for income taxes are now classified as an operating activity along with other income taxes in the statement of cash flows and this change is applied prospectively. These items were historically recorded in additional paid-in capital and in financing activities. The Company recognized $0.9 million of excess tax benefits related to share-based payments in our provision for income taxes for the three months ended December 29, 2017.

  Finally, we have elected to begin accounting for share-based compensation award forfeitures when they occur instead of estimating the number of forfeitures expected in accordance with the new guidance.  This change in accounting policy for share-based compensation award forfeitures resulted in a $1.8 million cumulative effect of change in accounting principle to retained earnings in the Company’s consolidated balance sheets.

15.	Other Comprehensive Income

The following table presents amounts reclassified from change in pension liabilities in other comprehensive income to direct cost of contracts and SG&A expenses in the Company’s Consolidated Statements of Earnings for the three months ended December 29, 2017 and December 30, 2016 related to the Company’s defined benefit pension plans (in thousands):

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Amortization of Defined Benefit Items:
Actuarial losses	$3,596	$(3,556)
Prior service cost		77
Total Before Income Tax	3,596	(3,479)
Income Tax Benefit	(125)	803
Total reclassifications, after-tax	$3,471	$(2,676)

16.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduces the top corporate U.S. federal statutory tax rate from 35% to 21%  starting on January 1, 2018, resulting in a blended statutory tax rate for fiscal year filers.  The Company’s blended federal statutory tax rate for fiscal 2018 is 24.6%.  It also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, places limitations and exclusions on varied tax deductions and creates new taxes on certain foreign sourced earnings.  The majority of the tax provisions, excluding the change in corporate tax rates, are effective for the first tax year beginning after January 1, 2018.  For Jacobs that will be the Company’s taxable year beginning October 1, 2018.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.  However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.  During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Act.

As of the end of the first quarter of fiscal 2018, December 29, 2017, we had not completed our accounting for the tax effects of the enactment of the Act.  However, we have made a provisional estimate of the effects of the statutory tax rate reduction impact on our existing deferred tax balances and the one-time transition tax. We are not yet able to make a reasonable estimate on the other aspects of the Act and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment of the Act.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the deferred tax balances, we remeasured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  The Company’s provisional remeasurement resulted in a $24 million net favorable discrete benefit to income tax expense for the period.  In addition, the Company has reached a preliminary conclusion that it should record a valuation allowance with respect to certain foreign tax credit deferred tax assets in the current quarter as a result of the Tax Act.  The estimated amount of the valuation allowance is $53 million and is treated as a discrete charge for the period.  We are still analyzing many aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax assets and liabilities.

The Act calls for a one-time tax on deemed repatriation of foreign earnings. This one-time transition tax is based on our total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. We have made a provisional estimate of the transition tax.  Based upon our review of the Company’s historical foreign tax credit position and post-1986 E&P, it is estimated at this time that the Company should not have any liability for the transition tax.  However, we are still in the process of completing our calculation of the total post-1986 E&P for the newly acquired foreign subsidiaries related to the recent CH2M acquisition.  Our estimate may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

The Company’s consolidated effective income tax rate for the three months ended December 29, 2017 was 93.9%, an increase from 28.8% for the corresponding period last year.  The increase in the quarterly effective tax rate is due to $29 million in net discrete charges during the current year quarter, comprised of a $24 million benefit from the provisional remeasurement of the deferred tax items in the U.S., offset by a corresponding valuation allowance charge of $53 million.

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

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions of approximately $7 million as a result of concluding various tax audits and closing tax years.

On December 15, 2017 the Company completed the acquisition of CH2M.  For income tax purposes, the transaction was accounted for as a stock purchase.  As a result of the acquisition, the Company adjusted its U.S. GAAP opening balance sheet of CH2M to reflect preliminary estimates of the fair value of the net assets acquired.  For income tax purposes, the tax attributes and basis of net assets acquired carryover without any step-up to fair value.  The Company has made preliminary estimates and recorded deferred taxes associated with the purchase accounting.  It is expected that the Company will make adjustments to the purchase accounting over the relevant measurement period as allowed by ASC 805.

17.	Earnings Per Share and Certain Related Information

Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings.  Net earnings used for the purpose of determining basic and diluted EPS is determined by taking net earnings, less earnings available to participating securities.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three  months ended December 29, 2017 and December 30, 2016 (in thousands):

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Numerator for Basic and Diluted EPS:
Net income	$2,163	$60,536
Net income allocated to participating securities	(15)	—
Net income allocated to common stock for EPS calculation	$2,148	$60,536

Denominator for Basic and Diluted EPS:
Weighted average basic shares	124,122	119,438

Effect of dilutive securities:
Stock compensation plans	1,023	1,477
Restricted stock	886	936

Diluted shares	126,031	121,851

Shares allocated to participating securities	(886)	—
Shares used for calculating diluted EPS attributable to common stock	125,145	121,851

Basic EPS	$0.02	$0.50
Diluted EPS	$0.02	$0.50

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

There were no share repurchases during the first fiscal quarter of 2018.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

Dividend Program

On December 1, 2016, the Company announced that the Board of Directors approved the initiation of a cash dividend program.  A quarterly dividend of $0.15 per share was paid on November 10, 2017 to shareholders of record as of the close of business on  September 27, 2017.  There were no dividends paid in the corresponding period of fiscal 2017.

On January 18, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share of the Company’s common stock that will be paid on March 16, 2018, to shareholders of record on the close of business on February 16, 2018.  Future dividend payments are subject to review and approval by the Company’s Board of Directors.

18.	Commitments and Contingencies

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

On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”). The arbitration is pending in Singapore before the Singapore International Arbitration Centre. In March 2011, Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for the Nui Phao mine/mineral processing project in Vietnam. In the Notice of Arbitration and in a subsequently filed Statement of Claim and Supplementary Statement of Claim dated February 1, 2016 and February 26, 2016, respectively, NPMC asserts various causes of action and alleges that the quantum of its claim exceeds $167 million. Jacobs has denied liability and is vigorously defending this claim. A three week hearing on the merits concluded on December 15, 2017 and a decision is expected later this year.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

In 2012, CH2M HILL Australia Pty Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with  Australian construction contractor UGL Infrastructure Pty Limited. The JV entered into a Consortium Agreement with General Electric and GE Electrical International Inc.  The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia.  In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site.  JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract.  The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC for $665.5 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC has provided a preliminary estimate of the monetary value of its claims in the amount of approximately $1.66 billion.  If the Consortium is found liable, this matter could have a material adverse effect on the Company’s business, financial condition, results of operations and /or cash flows, particularly in the short term.  However, the Consortium has denied liability and is vigorously defending these claims, and based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to December 29, 2017, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•

The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2, Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2017 Form 10-K;

•	The Company’s fiscal 2017 audited consolidated financial statements and notes thereto included in our 2017 Form 10-K; and
•	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K.

In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, those listed and discussed in Item 1A, Risk Factors included in this quarterly report on Form 10-Q and our 2017 Form 10-K. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described in this quarterly report on Form 10-Q and our 2017 Form 10-K and in other documents we file from time to time with the United States Securities and Exchange Commission.

Lines of Business

The Company’s operations are organized around four global lines of business (“LOBs”), which also serve as the Company’s operating segments:  Aerospace & Technology, Buildings & Infrastructure, Industrial and Petroleum & Chemicals.  The Company’s LOB leadership and internal reporting structures report to the Chief Executive Officer, who is also the Chief Operating Decision Maker (“CODM”), and enable the CODM to evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments.  For purposes of the Company’s goodwill impairment testing, it has been determined that the Company’s operating segments are also its reporting units based on management’s conclusion that the components comprising each of its operating segments share similar economic characteristics and meet the aggregation criteria in accordance with ASC 350, Intangibles-Goodwill and Other.

Under the current organization, each LOB has a president that reports directly to the CODM. In addition, the sales function is managed on an LOB basis, and accordingly, the associated cost is embedded in the new segments and reported to the respective LOB presidents.  In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis.  The cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in corporate’s results of operations).

Aerospace and Technology (A&T) – We provide an in-depth range of scientific, engineering, construction, nuclear and technical support services to the aerospace, defense, technical and automotive industries in several countries. Long-term clients include the Ministry of Defence in the U.K., the UK Nuclear Decommissioning Authority, NASA, the U.S. Department of Defense (“DoD”), the U.S. Special Operations Command ("USSOCOM"), the U.S. Intelligence community, and the Australian Department of Defence. Specific to NASA, one of our major government customers in the U.S., is our ability to design, build, operate, and maintain

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

highly complex facilities relating to space systems, including test and evaluation facilities, launch facilities, and support infrastructure.  We provide environmental characterization and restoration services to commercial and government customers both in the U.S. and U.K. This includes designing, building and operating high hazard remediation systems including for radiologically contaminated media.

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

Also, the A&T segment includes professional services related to the Federal business of CH2M which adds substantial capabilities in Environmental and Nuclear remediation businesses.

Buildings & Infrastructure (B&I) – We provide services to transit, aviation, built environment, mission critical, rail, and civil construction projects throughout North America, Europe, India, the Middle East, Australia, and Asia.  Our representative clients include national government departments/agencies in the U.S., U.K., Australia, and Asia, state and local departments of transportation within the U.S, and private industry freight transport firms.

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

We have specific capabilities in energy and power, master planning, and commissioning of office headquarters, aviation facilities, mission-critical facilities, municipal and civic buildings, courts and correctional facilities, mixed-use and commercial centers, healthcare and education campuses, and recreational complexes.  For advanced technology clients, who require highly specialized buildings in the fields of medical research, nano science, biotechnology, and laser sciences, we offer total integrated design and construction management solutions.  We also have global capabilities in the pharma-bio, data center, government intelligence, corporate headquarters/interiors, and science and technology-based education markets. Our government building projects include large, multi-year programs in the U.S. and Europe supporting various U.S. and U.K. government agencies

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our B&I segment also includes additional capabilities from the CH2M acquisition including Water, Remediation Consulting, Design Build and Conveyance capabilities.

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

Petroleum & Chemicals (P&C) – We provide integrated delivery of complex projects for our Oil and Gas, Refining, and Petrochemicals clients.  Bridging the upstream, midstream and downstream industries, our services encompass consulting, engineering, procurement, construction, maintenance, and project management.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

CH2M Acquisition

On December 15, 2017, the Company completed the acquisition of CH2M.  For purposes of the Company’s first quarter fiscal 2018 segment reporting, the operating financial information of CH2M has been categorized within the Company’s existing LOB business structure, with its sales and operating profit results for the time period during which CH2M has been under the ownership of the Company (December 15, 2017-December 29, 2017) being allocated to the Company’s A&T, B&I and P&C lines of business under a transitional business organization structure.  As part of the integration of the CH2M businesses into the Company’s business operating structures, the Company expects to realign its business financial reporting framework into three global business lines by no later than the second half of fiscal 2018 under the following new lines of business:

• Aerospace, Technology, Environmental and Nuclear (ATEN): serving global aerospace, automotive, defense, telecommunications, nuclear and environmental clients and the U.S. intelligence community.

• Buildings, Infrastructure and Advanced Facilities (BIAF): serving broad sectors including buildings, water, transportation (roads, rail, aviation and ports), and advanced facilities for life sciences, semiconductors, data centers, consumer products and other advanced manufacturing operations.

• Energy, Chemicals and Resources (ECR): serving energy, chemicals and resources sectors, including upstream, midstream and downstream oil, gas, refining, chemicals and mining and minerals industries.

Restructuring and Other Charges

      During the fourth fiscal quarter of 2017, the Company implemented certain restructuring activities (primarily severance related activities) associated with the Company’s announced definitive agreement to acquire CH2M.  Following the closing of the CH2M acquisition, these activities have continued into the first fiscal quarter of 2018 and include associated charges for professional services, personnel costs, severance and costs associated with co-locating Jacobs and CH2M offices and have amounted to approximately $19.3 million in pre-tax charges during first quarter ended December 29, 2017.  These activities are expected to continue through 2019.  These activities are not expected to involve the exit of any service types or client end-markets.  The Company is targeting to achieve annual cost savings of $150 million upon the completion of these activities.

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

During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future.  We refer to these initiatives, in the aggregate, as the “2015 Restructuring”.  These activities evolved and developed over time as management identified and evaluated opportunities for changes in the Company’s operations (and related areas of potential cost savings), as economic conditions changed and as the realignment of the Company’s operations into its four global LOBs was implemented.  Actions related to the 2015 Restructuring included involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the colocation of employees into other existing offices.  These activities did not involve the exit of any service types or client end-markets.  The 2015 Restructuring was completed in fiscal 2017 although related cash payments continue under the related obligations recorded in connection with these activities.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Collectively, the above mentioned restructuring activities are referred to as “Restructuring and other charges.”

The following table summarizes the impacts of the Restructuring and other charges on the Company's reportable segment income by line of business in connection with the CH2M acquisition for the three months ended December 29, 2017 and the 2015 Restructuring for the three months ended December 30, 2016 (in thousands):

	Three Months Ended
	December 29, 2017	December 30, 2016
Aerospace & Technology	$289	$170
Buildings & Infrastructure	2,879	7,908
Industrial	435	2,524
Petroleum & Chemicals	3,363	13,584
Corporate	12,383	7,555
Total	$19,349	$31,741

The activity in the Company’s accrual for the Restructuring and other activities for the three-month period ended December 29, 2017 is as follows (in thousands):

Balance at September 29, 2017	$174,343
CH2M Charges	19,349
Payments	(34,226)
Balance at December 29, 2017	$159,466

The following table summarizes the Restructuring and other activities by major type of costs in connection with the CH2M acquisition for the three-month period ended December 29, 2017 and the 2015 Restructuring for the three months ended December 30, 2016(in thousands):

	Three Months Ended	Three Months Ended
	December 29, 2017	December 30, 2016
Lease Abandonments	$3,363	$17,555
Involuntary Terminations	2,184	11,332
Outside Services	8,590	1,291
Other Restructuring Related	5,212	1,563
Total	$19,349	$31,741

Cumulative amounts incurred to date for Restructuring and other activities by each major type of costs as of December 29, 2017 are as follows (in thousands):

Lease Abandonments	$242,222
Involuntary Terminations	186,763
Outside Services	32,957
Other restructuring related charges	14,145
Total	$476,087

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations for the three months ended December 29, 2017 and December 30, 2016

(in thousands, except per share information)

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Revenues	$2,750,311	$2,551,604
Direct cost of contracts	(2,263,131)	(2,132,292)
Gross Profit	487,180	419,312
Selling, general and administrative expenses	(439,536)	(330,684)
Operating Profit	47,644	88,628
Other Income (Expense):
Interest income	3,834	1,486
Interest expense	(7,092)	(3,518)
Miscellaneous expense, net	(2,470)	(716)
Total other expense, net	(5,728)	(2,748)
Earnings Before Taxes	41,916	85,880
Income Tax Expense	(39,355)	(24,727)
Net Earnings of the Group	2,561	61,153
Net Earnings Attributable to Noncontrolling Interests	(398)	(617)
Net Earnings Attributable to Jacobs	$2,163	$60,536
Net Earnings Per Share:
Basic	$0.02	$0.50
Diluted	$0.02	$0.50

Overview – Three Months Ended December 29, 2017

Net earnings for the first fiscal quarter of 2018 ended December 29, 2017 were $2.2 million (or $0.02 per diluted share), a decrease of $58.4 million from $60.5 million (or $0.50 per diluted share) for the corresponding period last year.  Included in the Company’s operating results for the 2018 quarterly period were $14.7 million (or $0.11 per share) in after tax Restructuring and Other Charges, $51.4 million (or $0.41 per share) in transaction costs associated with the Company’s December 15, 2017 acquisition of CH2M HILL Companies, Ltd. (“CH2M”) and $28.8 million in income tax charges associated with the Tax Cuts and Jobs Act (the “Act”).   Our first quarter fiscal 2017 results included $22.8 million (or $0.18 per share) after tax charges associated with the 2015 Restructuring.

On December 15, 2017, the Company completed the acquisition of CH2M, an international provider of engineering, construction, and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock. The purpose of the acquisition was to further diversify the Company’s market presence in the water, nuclear and environmental remediation sectors and to further the Company’s growth strategy. The Company paid total consideration of approximately $1.8 billion in cash and issued approximately $1.4 billion of Jacobs’ common stock to the former stockholders and certain equity award holders of CH2M.

Consolidated Results of Operations

Revenues for the first fiscal quarter of 2018 were $2.75 billion, an increase of $198.7 million, or 7.8% from $2.55 billion for the corresponding period last year.  The increase in revenues was due primarily to favorable impacts from the CH2M acquisition, which contributed approximately $131 million in incremental revenue for the quarter.  Also, higher volumes in our legacy A&T and B&I businesses also contributed to the increase, partly offset by lower revenues in P&C and with Industrial revenues being flat for the comparative periods. Pass-through costs included in revenues for the first fiscal quarter of 2018 were $596.2 million, a decrease of $76.8 million, or 11.4%, from $673.0 million for the corresponding period last year.

Gross profit for first quarter 2018 was $487.2 million, up $67.9 million, or 16.2% from $419.3 million from the corresponding quarter in 2017.  Our gross profit margins were 17.7% and 16.4% for the three month periods ended December 29, 2017 and December 30, 2016, respectively.  The higher volume impacts seen in our A&T and B&I business, incremental benefits of the CH2M businesses acquired, and our continuing strategic focus on realigning our portfolio to higher margin businesses and project execution drove improving gross profit and margins for the year over year periods across our lines of business.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SG&A expenses for the three months ended December 29, 2017 were $439.5 million, an increase of $108.9 million, or 32.9%, from $330.7 million for the corresponding period last year.  The increase in SG&A expenses for the three month comparative periods was due mainly to CH2M transaction costs of $67.6 million, Restructuring and other associated costs of $19.3 million and higher year over year personnel costs during first quarter fiscal 2018, offset in part by $31.7 million in charges during first quarter fiscal 2017 from the 2015 Restructuring which concluded at the end of fiscal 2017.  Also, incremental SG&A expense from the acquired CH2M businesses approximated $20 million during the three-month 2018 period.

Net interest expense for the three months ended December 29, 2017 was $3.3 million, an increase of $1.3 million from $2.0 million for the corresponding period last year.  The increase in net interest expense for the three months ended December 29, 2017 as compared to the corresponding period last year was due primarily to higher levels of average debt balances outstanding related to financing activities for the acquisition of CH2M, which was partially funded with term loan financing of $1.5 billion and increased revolving credit line borrowings of $850.2 million.

Miscellaneous expense, net for the three months ended December 29, 2017 was $2.5 million, up $1.8 million from $0.7 million for the corresponding period last year.  The increase was due primarily to unfavorable year over year impacts from unrealized gains and losses from foreign exchange.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States.  The Act reduces the top corporate US federal statutory tax rate from 35% to 21% starting on January 1, 2018, resulting in a blended statutory tax rate for fiscal year filers.  The Company’s blended federal statutory tax rate for fiscal 2018 is 24.6%.  It also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, places limitations and exclusions on varied tax deductions and creates new taxes on certain foreign sourced earnings.  The majority of the tax provisions are effective for the first tax year beginning after January 1, 2018.  For Jacobs that will be the Company’s taxable year beginning October 1, 2018.

The Company’s consolidated effective income tax rate for the three months ended December 29, 2017 was 93.9%, an increase from 28.8% for the corresponding period last year.  The increase in the quarterly effective tax rate is due to $29 million in net discrete charges during the current year quarter resulting from the Act, comprised of a $24 million benefit from the provisional remeasurement of the deferred tax items in the U.S., offset by a corresponding valuation allowance charge of $53 million.

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions of approximately $7 million (being realized as a reduction in income tax expense) as a result of concluding various tax audits and closing tax years.

Segment Financial Information

The following table provides selected financial information for our operating segments and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and expenses relating to Restructuring and Other Charges (in thousands).

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Revenues from External Customers:
Aerospace & Technology	$721,567	$577,436
Buildings & Infrastructure	658,466	580,617
Industrial	749,321	751,738
Petroleum & Chemicals	620,957	641,813
Total	$2,750,311	$2,551,604

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Segment Operating Profit:
Aerospace & Technology	$65,820	$51,087
Buildings & Infrastructure	45,273	38,797
Industrial	38,113	25,129
Petroleum & Chemicals	27,557	23,652
Total Segment Operating Profit	176,763	138,665
Other Corporate Expenses	(42,129)	(18,296)
Restructuring and Other Charges	(19,349)	(31,741)
CH2M Transaction Costs	(67,641)	—
Total U.S. GAAP Operating Profit	47,644	88,628
Total Other Expense (1)	(5,728)	(2,748)
Earnings Before Taxes	$41,916	$85,880

(1)	Includes deferred financing fees related to the CH2M acquisition of $256 thousand for the three months ending December 29, 2017.

During the fourth fiscal quarter of 2017, the Company implemented certain restructuring activities (primarily severance related activities) associated with the Company’s announced definitive agreement to acquire CH2M.  Following the closing of the CH2M acquisition, these activities have continued into the first fiscal quarter of 2018 and include associated charges for professional services, personnel costs, severance and costs associated with co-locating Jacobs and CH2M offices, amounting to approximately $19.3 million in pre-tax charges during first quarter ended December 29, 2017.  These activities are expected to continue through 2019.  These activities are not expected to involve the exit of any service types or client end-markets.

Transaction costs associated with the CH2M acquisition in the accompanying consolidated statements of operations for the three months ended December 29, 2017 are comprised of the following (in millions):

Personnel costs	$41,222
Professional service, real estate-related, and other expenses (1)	26,675
Total	$67,897

(1)	Includes deferred financing fees related to the CH2M acquisition of $256 thousand for the three months ending December 29, 2017.

In evaluating the Company’s performance by operating segment, the CODM reviews revenues and operating profit. As discussed above, segment operating profit includes not only local SG&A expenses but the SG&A expenses of the Company’s support groups that have been allocated to the segments. In addition, the Company attributes each LOB’s specific incentive compensation plan costs to the LOBs. The revenues of certain LOBs are more affected by pass-through revenues than other LOBs. The methods for recognizing revenue, incentive fees, project losses, and change orders are consistent among the LOBs.

On December 15, 2017, the Company completed the acquisition of CH2M.  For purposes of the Company’s first quarter fiscal 2018 segment reporting, the operating financial information of CH2M has been categorized within the Company’s existing LOB structure, with its sales and operating profit results for the stub period from December 15, 2017 through  December 29, 2017  being allocated to the Company’s A&T, B&I and P&C lines of businesses under a transitional business organization structure.

Aerospace & Technology

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Revenue	$721,567	$577,436
Segment Operating Profit	65,820	51,087

Aerospace & Technology segment revenues for the three months ended December 29, 2017 were $721.6 million, up $144.1 million, or 25%, from $577.4 million for the corresponding period last year.  The increase was due in large part to approximately $84 million in incremental nuclear and environmental revenue resulting from the CH2M acquisition.  Also, our revenues were positively

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

impacted by year over year revenue volume growth across our legacy portfolio, highlighted by increased spending by customers in the U.S. government business sector.  Year over year impacts on revenues from unfavorable foreign currency were not material.

Operating profit for the segment was $65.8 million for the three months ended December 29, 2017, up $14.7 million, or 28.8% from $51.1 million for the corresponding period last year. In addition to incremental operating profit benefits from the CH2M acquisition, the increase from the prior year was primarily attributable to improvements in our nuclear and defense unit in the U.K. and fee income with our AWE business.  Additionally, segment SG&A was up approximately $10 million for the three months ended December 29, 2017 of which approximately half of this increase was attributable to incremental SG&A coming with the CH2M business acquired.

Buildings & Infrastructure

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Revenue	$658,466	$580,617
Segment Operating Profit	45,273	38,797

Revenues for the Buildings & Infrastructure segment for the three months ended  December 29, 2017 were $658.5 million, up $77.8 million, or 13.4%, from $580.6 million for the corresponding period last year.  The year over year increase in revenues for the three months was in part due to favorable impacts from the CH2M acquisition of approximately $30 million in the period, together with revenue increases in Australian and U.K. client spending levels in the project-management/construction-management (“PMCM”) market. Impacts on revenues from favorable foreign currency were approximately $10 million for the three-month period of 2018 vs. the corresponding prior year period.

Operating profit for Buildings & Infrastructure for the three months ended December 29, 2018 was $45.3 million, an increase of $6.5 million, or 16.7%, from $38.8 million for the comparative period in 2017.  The year over year increases in operating profit for the three months was spread across all regions of Buildings & Infrastructure with the exception of the Middle East where we completed and closed a number of projects during the quarter.  Also, SG&A was up for the segment by approximately $20 million for the year over year periods, due mainly to incremental cost associated with the CH2M business of $13 million with the remainder due mainly to higher personnel costs.

Industrial

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Revenue	$749,321	$751,738
Segment Operating Profit	38,113	25,129

Industrial revenues for the three months ended December 29, 2017 were $749.3 million, a slight decrease of $2.4 million versus $751.7 million from the corresponding period last year.  The slight decrease in revenues for the three-month comparative periods was due mainly to declines in the Field Services business offset in part by improved performance in our Life Sciences business group.  Additionally, foreign currency impacts were favorable in the current year three-month period of approximately $11 million compared to the corresponding period in the prior year.

Operating profit for the three months ended December 29, 2017 was $38.1 million, an increase of $13.0 million, or 51.7%, compared to $25.1 million for the corresponding period last year.  The increase in profitability for the comparative three-month period in the current year was due mainly to improved project performance in the Mining and Minerals business as well as improved profitability in Life Sciences based on higher revenues.  Declines in lower margin Field Services revenues were largely offset by improved project execution and favorable mix.  Also, SG&A for the segment was roughly flat between the periods.

Petroleum & Chemicals

	For the Three Months Ended
	December 29, 2017	December 30, 2016
Revenue	$620,957	$641,813
Segment Operating Profit	27,557	23,652

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Petroleum & Chemicals revenues for the three months ended December 29, 2017 were $620.9 million, a decrease of $20.9 million, or 3.2%, from $641.8 million for the corresponding period last year.  The decrease in revenues for the three  months ended December 29, 2017 as compared to the prior year was due primarily to the completion or wind-down of several projects with significant pass through revenue as well as award delays of large post front-end engineering and design projects, as clients continue to evaluate their capital spending plans. Both of these factors resulted in lower field service revenues compared with the prior year period, while client investment spending continues primarily on compliance, maintenance and sustaining capital programs. Additionally, foreign currency impacts were favorable by approximately $12 million for the three-month period of 2018 versus the corresponding period of 2017.

Operating profit for the three months ended December 29, 2017 was $27.6 million, an increase of $3.9 million or 16.5% from $23.6 million for the corresponding period last year, with the increase in profitability due to improving business mix.  SG&A was up approximately $7 million due mainly to incremental operating general and administrative expense coming with the CH2M acquisition with otherwise flat SG&A spend for the year over year periods due to the continued strong focus on cost control.

Other Corporate Expenses

Other corporate expenses for the three months ended December 29, 2017 was $42.1 million, an increase of $23.8 million from $18.3 million for the corresponding period last year. While first quarter fiscal 2018 G&A costs were up year over year, approximately half of the increase was driven by a partial lump sum pension settlement, discrete personnel cost accrual adjustments and increased legal fees. The increase in other corporate expenses for the three month comparative periods was due mainly to higher professional service fees, personnel related costs and settlement charges associated with the Sverdrup U.S. pension plan amounting to $3.8 million, partially offset by savings associated with the 2015 Restructuring program.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes our backlog at December 29, 2017 and December 30, 2016 (in millions):

	December 29, 2017	December 30, 2016
Aerospace & Technology	$6,323.6	$5,135.4
Buildings & Infrastructure	5,355.9	5,151.6
Industrial	2,619.6	2,493.7
Petroleum & Chemicals	5,281.4	5,368.8
CH2M	6,626.3	-
Total	$26,206.8	$18,149.4

Increases in backlog in Aerospace & Technology from December 30, 2016 was primarily the result of new awards from the U.S. federal government.

Increases in backlog in Building & Infrastructure from December 30, 2016 was primarily the result of new awards in Australia and the U.S. markets.

Increases in backlog in the Industrial line of business from December 30, 2016 was mainly from growth in field services across the U.S. and Canada markets.  Backlog activity during the three-month period ended December 30, 2016 included a large cancellation in the Life Sciences area.

The decrease in backlog in Petroleum & Chemicals from December 30, 2016 was due mainly to work off of projects in the Americas with significant pass through costs.

Liquidity and Capital Resources

At December 29, 2017, our principal sources of liquidity consisted of $1,059.8 million in cash and cash equivalents, $512 million of available borrowing capacity under our $1.6 billion 2014 revolving credit facility (the “Revolving Credit Facility”), and cash flows from operating activities.

On December 15, 2017, the Company completed the acquisition of CH2M HILL Companies, Ltd. (CH2M), an international provider of engineering, construction, and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock. The Company paid total consideration of approximately $1.8 billion in cash and issued approximately $1.4 billion of Jacobs’ common stock to the former stockholders and certain equity award holders of CH2M. In connection with the acquisition, the Company also assumed CH2M’s revolving credit facility and second lien notes, including a $20 million prepayment penalty, which totaled approximately $700 million.  Immediately following the effective time of the acquisition, the Company repaid CH2M’s revolving credit facility and second lien notes including the related prepayment penalty.   The Company financed the cash consideration for the CH2M acquisition, the repayment of CH2M’s outstanding indebtedness and other transaction expenses with a combination of cash on hand and debt financing, which included borrowings under the Term Loan Facility in an aggregate principal amount of $1.5 billion and additional borrowings under the Revolving Credit Facility.

At December 29, 2017, our cash and cash equivalents were $1,059.8 million, an increase of $285.7 million from $774.2 million at September 29, 2017.

The most significant drivers contributing to the net increase in cash and cash equivalents  from September 29, 2017  to December 29, 2017 were favorable cash flows from financing activities of $1.6 billion, offset by $1.4 billion used in investing cash flows, both of which activities were largely driven by the CH2M acquisition.  Cash flows from operations of $46.9 million also contributed to the increase.  On a comparative basis, cash and cash equivalents increased $80.8 million to $736.5 million during the three-month period ended December 30, 2016 from $655.7 million at September 30, 2016.  This increase was driven mainly from cash flow from operations of $110.4 million and cash flow from financing activities of $15.3 million, partially offset by cash flows from investing activities of $23.1 million and exchange rate effects on cash of $21.8 million.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our cash flow from operations of $46.9 million during the three-month period ended December 29, 2017 was comparatively lower than the $110.4 million in cash flow from operations for the corresponding period in fiscal 2017, due mainly to lower net earnings in the current period which reflect the CH2M acquisition related expenses and restructuring and other costs, partly offset by reductions in non-current assets.  Included in our cash flows from operations were payments of approximately $34.2 million in restructuring and other costs and $27.6 million in CH2M transaction expenses.  For the three months ended December 30, 2016 we had payments of $44.2 million in restructuring and other costs.

Our cash used in investing activities for the three months ended December 29, 2017 was $1.4 billion and primarily driven by cash used for the CH2M acquisition, net of cash amounts acquired from the acquisition of $315 million.  Additions to property and equipment were roughly flat for the comparative periods.

Our cash from financing activities of $1.6 billion for the three months ended December 29, 2017 resulted  mainly from proceeds from borrowings of $2.7 billion, most of which was used in connection with financing of the CH2M acquisition.  Repayments of long term debt of $1.1 billion during first quarter fiscal 2018 were up compared to $303 million in first quarter fiscal 2017, with this increase due mainly to payoff of CH2M’s legacy debt balances in connection with the closing of the acquisition.  Comparatively lower cash flows from proceeds from issuances of common stock during the current quarter were offset by lower cash outflows for common stock repurchases.  The Company paid $18.1 million in dividends during the three-month period ended December 29, 2017, with no dividends paid in the comparative prior year period.

At December 29, 2017, the Company had approximately $586.9 million in cash and cash equivalents held in the U.S. and $633.6 million held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 10, Income Taxes of Notes to Consolidated Financial Statements included in our 2016 Form 10-K), there are no material impediments to repatriating these funds to the U.S.

The Company had $341.6 million in letters of credit outstanding at December 29, 2017. Of this amount, $2.5 million was issued under the Revolving Credit Facility and $339.1 million was issued under separate, committed and uncommitted letter-of-credit facilities.

We believe we have adequate liquidity and capital resources to fund our operations, support our debt service, pay dividends and buy back shares and support our ongoing acquisition strategy for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity remaining under the Revolving Credit Facility and our continuing cash from operations.  We were in compliance with all of our debt covenants at December 29, 2017.

Contractual Obligations

As a result of the acquisition of CH2M on December 15, 2017, we now are party to letters of credit and bank guarantees of approximately $127.6 million as of December 29, 2017.  Additionally, we are now party to surety and bid bonds of $820.6 million as of December 29, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Please see the Note 11 Long-term Debt in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the Revolving Credit Facility and Term Loan Facility.

Our Term Loan Facility, Revolving Credit Facility, and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 29, 2017, we had an aggregate of $2,585.2 million in outstanding borrowings under our Term Loan Facility and our Revolving Credit Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Term Loan Facility and Revolving Credit Facility). Depending on the Company’s Consolidated Leverage Ratio,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at a Eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%.

For the three months ended December 29, 2017, our weighted average floating rate borrowings were approximately $918 million. If floating interest rates had increased by 1.00%, our interest expense for the three months ended December 29, 2017 would have increased by approximately $2.4 million.

Foreign Currency Risk

In situations where our operations incur contract costs in currencies other than their functional currency, we attempt to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations, where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts in order to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company does not currently have exchange rate sensitive instruments that would have a material effect on our consolidated financial statements or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 29, 2017, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

As previously disclosed, the Company acquired CH2M in December 2017. Prior to the acquisition, CH2M reported in their Annual Report on Form 10-K Part II – Item 9A – Controls and Procedures for the year ended December 30, 2016 that it had identified a material weakness in its internal controls over financial reporting relating to internal control deficiencies that involved the development of project cost estimates for long-term contracts accounted for under the percentage-of-completion method.  Prior to the closing of the acquisition, CH2M management developed and initiated a plan to remediate these internal control deficiencies, which included the implementation of new and revised key internal controls.  As of December 29, 2017, management of the Company has not fully assessed CH2M’s internal control over financial reporting and is currently testing new and revised internal controls for design and operating effectiveness.  As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of CH2M that are subsumed by internal control over financial reporting. CH2M accounted for approximately 42% of total assets as of the Evaluation Date and approximately 5% of total revenues of the Company for the fiscal quarter ended on the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s system of internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, during the quarter ended December 29, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 is included in the Note 18, Commitments and Contingencies included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.

Please refer to Item 1A, Risk Factors in our 2017 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future.  There have been no material changes to those risk factors since the date of the 2017 Form 10-K, except for the risk factors described below and the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in our 2017 Form 10-K.

If we do not have adequate indemnification for our nuclear services, it could adversely affect our business and financial condition.

The Price-Anderson Nuclear Industries Indemnity Act, commonly called the Price-Anderson Act (“PAA”), is a U.S. federal law, which, among other things, regulates radioactive materials and the nuclear energy industry, including liability and compensation in the event of nuclear related incidents. The PAA provides certain protections and indemnification to nuclear energy plant operators and U.S. Department of Energy (“DOE”) contractors. The PAA protections and indemnification apply to us as part of our services to the U.S. nuclear energy industry and DOE for new facilities, maintenance, modification, decontamination and decommissioning of nuclear energy, weapons, and research facilities.

We offer similar services in other jurisdictions outside the U.S.  For those jurisdictions, varying levels of nuclear liability protection is provided by international treaties, and/or domestic laws, such as the Nuclear Liability and Compensation Act of Canada and the Nuclear Installations Act of the United Kingdom, insurance and/or assets of the nuclear installation operators (some of which are backed by governments) as well as under appropriate enforceable contractual indemnifications and hold-harmless provisions.  These protections and indemnifications, however, may not cover all of our liability that could arise in the performance of these services. To the extent the PAA or other protections and indemnifications do not apply to our services, our business could be adversely affected because of the cost of losses associated with liability not covered by the available protections and indemnifications, or by virtue of our loss of business because of these added costs

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the first fiscal quarter of 2018.

Share Repurchases

There were no share repurchases made during the first fiscal quarter of 2018.

Item 3.Defaults Upon Senior Securities

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

Item 5. Other Information.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

None.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

3.1

Amended and Restated Bylaws of Jacobs Engineering Group Inc., dated  December 18, 2017.  Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on December 18, 2017 and incorporated herein by reference.

10.1#

CH2M HILL Companies, Ltd. Supplemental Executive Retirement and Retention Plan, effective September 19, 2014. Filed as Exhibit 10.6 to CH2M’s Annual Report on Form 10-K on February 25, 2015 and incorporated herein by reference.

10.2#

CH2M HILL Companies, Ltd. Amended and Restated Deferred Compensation Plan, effective November 13, 2014. Filed as Exhibit 10.5 to CH2M’s Annual Report on Form 10-K on February 25, 2015 and incorporated herein by reference.

10.3#*	CH2M HILL Companies, Ltd. Amended and Restated Long-Term Incentive Plan, as amended, effective December 15, 2017.

10.4#*	Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth – 2018 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).
10.5#*	Form of Restricted Stock Unit Agreement (Performance Shares – ROIC – 2018 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).
10.6#*	Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).
10.7#*	Form of Restricted Stock Unit Agreement (awarded pursuant to the Jacobs Engineering Group, Inc. 1999 Outside Director Stock Plan).
10.8#*	Form of Summary Description of Amendment to CH2M 2017 Long-Term Incentive Plan Award Agreements.
10.9#*	Amended and Restated Employment Agreement between Jacobs Engineering Group Inc. and Gary Mandel, effective as of December 30, 2017.
10.10#*	Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as amended and restated.
10.11#*	Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as amended and restated.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
#	Indicates management contract or compensatory plan or arrangement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	February 7, 2018