Form 10-Q
period 2018-03-30
JACOBS ENGINEERING GROUP INC /DE/
filed 2018-05-08
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2018

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
Number of shares of common stock outstanding at April 27, 2018: 141,791,890

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 30, 2018 (unaudited)	September 29, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$835,415	$774,151
Receivables	3,421,230	2,102,543
Prepaid expenses and other	200,626	119,486
Total current assets	4,457,271	2,996,180
Property, Equipment and Improvements, net	504,412	349,911
Other Noncurrent Assets:
Goodwill	5,916,827	3,009,826
Intangibles, net	745,947	332,920
Miscellaneous	977,409	692,022
Total other noncurrent assets	7,640,183	4,034,768
	$12,601,866	$7,380,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$5,559	$3,071
Accounts payable	964,280	683,605
Accrued liabilities	1,431,032	939,687
Billings in excess of costs	582,362	299,864
Total current liabilities	2,983,233	1,926,227
Long-term Debt	2,511,800	235,000
Other Deferred Liabilities	1,081,357	732,281
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—141,714,841 shares and 120,385,544 shares as of March 30, 2018 and September 29, 2017, respectively	141,715	120,386
Additional paid-in capital	2,656,265	1,239,782
Retained earnings	3,755,651	3,721,698
Accumulated other comprehensive loss	(617,064)	(653,514)
Total Jacobs stockholders’ equity	5,936,567	4,428,352
Noncontrolling interests	88,909	58,999
Total Group stockholders’ equity	6,025,476	4,487,351
	$12,601,866	$7,380,859

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months and Six Months Ended March 30, 2018 and March 31, 2017
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues	$3,935,028	$2,302,567	$6,685,338	$4,854,171
Direct cost of contracts	(3,161,663)	(1,883,283)	(5,424,794)	(4,015,575)
Gross profit	773,365	419,284	1,260,544	838,596
Selling, general and administrative expenses	(627,079)	(351,111)	(1,066,615)	(681,795)
Operating Profit	146,286	68,173	193,929	156,801
Other Income (Expense):
Interest income	1,785	2,088	5,619	3,574
Interest expense	(19,228)	(3,755)	(26,319)	(7,273)
Miscellaneous income (expense), net	(6,676)	(6,015)	(9,146)	(6,731)
Total other (expense) income, net	(24,119)	(7,682)	(29,846)	(10,430)
Earnings Before Taxes	122,167	60,491	164,083	146,371
Income Tax Expense	(70,235)	(16,326)	(109,590)	(41,053)
Net Earnings of the Group	51,932	44,165	54,493	105,318
Net (Earnings) Loss Attributable to Noncontrolling Interests	(3,345)	5,853	(3,743)	5,236
Net Earnings Attributable to Jacobs	$48,587	$50,018	$50,750	$110,554
Net Earnings Per Share:
Basic	$0.34	$0.41	$0.38	$0.91
Diluted	$0.34	$0.41	$0.38	$0.91

See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and Six Months Ended March 30, 2018 and March 31, 2017
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net Earnings of the Group	$51,932	$44,165	$54,493	$105,318
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	9,714	41,441	27,694	(246,083)
Gain (loss) on cash flow hedges	179	5,690	1,061	4,748
Change in pension liabilities	2,594	(2,458)	8,866	22,295
Other comprehensive income (loss) before taxes	12,487	44,673	37,621	(219,040)
Income Tax Expense:
Cash flow hedges	(149)	(1,024)	(149)	(1,106)
Change in pension liabilities	(418)	253	(1,022)	(4,269)
Income Tax Expense:	(567)	(771)	(1,171)	(5,375)
Net other comprehensive income (loss)	11,920	43,902	36,450	(224,415)
Net Comprehensive Income (Loss) of the Group	63,852	88,067	90,943	(119,097)
Net (Earnings) Loss Attributable to Noncontrolling Interests	(3,345)	5,853	(3,743)	5,236
Net Comprehensive Income (Loss) Attributable to Jacobs	$60,507	$93,920	$87,200	$(113,861)

See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 30, 2018 and March 31, 2017
(In thousands)
(Unaudited)

	For the Six Months Ended
	March 30, 2018	March 31, 2017
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$54,493	$105,318
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	59,139	34,479
Intangible assets	36,048	23,213
(Gain) Loss on sales of business	(444)	822
Stock based compensation	47,326	21,158
Tax deficiency from stock based compensation	—	(1,433)
Equity in earnings of operating ventures, net	787	(4,056)
(Gain) Losses on disposals of assets, net	3,917	1,751
Loss (gain) on pension plan changes	3,819	(9,955)
Deferred income taxes	6,799	(11,720)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	(171,912)	59,653
Prepaid expenses and other current assets	(2,361)	3,522
Accounts payable	17,972	(47,422)
Accrued liabilities	(79,697)	(33,570)
Billings in excess of costs	33,599	82,534
Income taxes payable	59,072	(11,882)
Other deferred liabilities	(17,420)	(12,209)
Other, net	3,067	846
Net cash (used for) provided by operating activities	54,204	201,049
Cash Flows Used for Investing Activities:
Additions to property and equipment	(44,845)	(45,761)
Disposals of property and equipment	428	50
Contributions to equity investees	(7,696)	—
Acquisitions of businesses, net of cash acquired	(1,484,817)	(24,782)
Proceeds (payments) related to sales of businesses	3,403	(2,036)
Net cash used for investing activities	(1,533,527)	(72,529)
Cash Flows Provided by Financing Activities:
Proceeds from long-term borrowings	3,058,088	644,255
Repayments of long-term borrowings	(1,495,887)	(687,068)
Proceeds from short-term borrowings	699	669
Repayments of short-term borrowings	(699)	—
Proceeds from issuances of common stock	26,636	46,915
Common stock repurchases	(2,982)	(81,178)
Excess tax benefits from stock based compensation	—	1,433
Taxes paid on vested restricted stock	(17,109)	—
Cash dividends, including to noncontrolling interests	(44,233)	(18,104)
Net cash provided by (used for) financing activities	1,524,513	(93,078)
Effect of Exchange Rate Changes	16,074	(16,562)
Net Increase in Cash and Cash Equivalents	61,264	18,880
Cash and Cash Equivalents at the Beginning of the Period	774,151	655,716
Cash and Cash Equivalents at the End of the Period	$835,415	$674,596
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 30, 2018

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 30, 2018, and for the three and six month periods ended March 30, 2018.
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

From time to time, the Financial Accounting Standards Board (“FASB”) issues accounting standards updates (each being an “ASU”) to its Accounting Standards Codification (“ASC”), which constitutes the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers their applicability to its business. All ASUs applicable to the Company are adopted by their effective dates and in the manner prescribed by the FASB.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers. The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and perceived weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements. The effective date for ASU 2014-09 is for annual reporting periods beginning after December 15, 2017 and interim periods therein.
The Company’s adoption activities are being performed over three phases: (i) assessment, (ii) design, and (iii) implementation. Our assessment and design phases are substantially complete. We have established a cross-functional team to implement ASU 2014-09. Additionally, we have identified selected changes to our systems, processes and internal controls and are in the process of designing updates for each to meet the standard’s revised reporting and disclosure requirements. The Company continues to evaluate the impact of ASU 2014-09 to the CH2M business and we are largely complete with the assessment phase. We expect to update CH2M’s accounting policies, processes and controls to align with the policies, processes and controls being implemented across the Company. We are in the process of implementing the changes discovered during the assessment and design phases. The following are the potential significant differences identified to date:
Performance Obligations
Under current U.S. GAAP, the Company typically segments contracts among service types, such as engineering and construction services, for purposes of revenue recognition. Under ASU 2014-09, the Company has determined, in most instances, it is likely that engineering and construction services will be required to be combined into a single performance obligation. In these instances, this will likely change the timing and pattern of revenue recognition.
Contract Modifications
In many instances, the Company enters into contracts for construction services subsequent to entering into engineering services contracts (“Phased Projects”). Under ASU 2014-09, the construction services contract may be deemed to modify the engineering contract, or may be required to be combined with the engineering contract. This modification or combination of contracts may result in a cumulative catchup adjustment, which will have an immediate impact on the Company’s results of operations in the period the contract combination or modification occurs. In addition, it will change the timing and pattern of revenue recognition after the period the contracts have been combined or modified. The Company analyzed its current Phased Projects and concluded that a significant number of these arrangements would be combined under ASU 2014-09.
The Company currently intends to adopt the new standard using the Modified Retrospective application. This standard could have a significant impact on the Company’s Consolidated Financial Statements and an administrative impact on its operations and will depend on the magnitude of the items discussed above. The Company will continue to evaluate the impact through the implementation phase.
Lease Accounting
In February 2016, the FASB issued ASU 2016-02 Leases. ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The new guidance currently requires a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. In January 2018, the FASB released an exposure draft that, if issued in its current form, would provide us with the option to adopt the provisions of the new guidance prospectively, without adjusting the comparative periods presented. The Company is evaluating the impact of the new guidance on its consolidated financial statements. This standard could have a significant administrative impact on its operations, and the Company will further assess the impact through its implementation program.
Other Pronouncements
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 provides financial reporting improvements related to hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Additionally, ASU No. 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance. The revised guidance becomes effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements. It is not expected that the updated guidance will have a significant impact on the Company’s consolidated financial statements.
ASU 2017-04, Simplifying the Test for Goodwill Impairment, is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. An entity will now recognize a goodwill impairment charge for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. Management does not expect the adoption of ASU 2017-04 to have any impact on the Company's financial position, results of operations or cash flows.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Management is currently evaluating the impact that the adoption of ASU 2018-02 will have on the Company's financial position, results of operations and cash flows.

5.	Business Combinations
On December 15, 2017, the Company completed the acquisition of CH2M HILL Companies, Ltd. (CH2M), an international provider of engineering, construction, and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock. The purpose of the acquisition was to further diversify the Company’s presence in the water, nuclear and environmental remediation sectors and to further the Company’s profitable growth strategy. The Company paid total consideration of approximately $1.8 billion in cash (excluding $315.2 million of cash acquired) and issued approximately $1.4 billion of Jacobs’ common stock, or 20.7 million shares, to the former stockholders and certain equity award holders of CH2M. In connection with the acquisition, the Company also assumed CH2M’s revolving credit facility and second lien notes, including a $20.0 million prepayment penalty, which totaled approximately $700 million of long-term debt. Immediately following the effective time of the acquisition, the Company repaid CH2M’s revolving credit facility and second lien notes including the related prepayment penalty.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following summarizes the estimated fair values of CH2M assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$315.2
Receivables	1,184.1
Prepaid expenses and other	72.7
Property, equipment and improvements, net	175.1
Goodwill	2,874.9
Identifiable intangible assets:
Customer relationships, contracts and backlog	450.0
Lease intangible assets	4.4
Total identifiable intangible assets	454.4
Miscellaneous	354.2
Total Assets	$5,430.6

Liabilities
Notes payable	$2.2
Accounts payable	309.6
Accrued liabilities	696.6
Billings in excess of costs	265.8
Identifiable intangible liabilities:
Lease intangible liabilities	9.6
Long-term debt	702.3
Other deferred liabilities	381.6
Total Liabilities	2,367.7
Noncontrolling interests	(38.2)
Net assets acquired	$3,024.7
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized largely results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of purchased receivables, intangible assets and liabilities, property, equipment and improvements, tax balances, contingent liabilities, long-term leases or acquired contracts. The final purchase price allocation will result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. See Note 18, Commitments and Contingencies, relating to CH2M contingencies.

During the three months ended March 30, 2018, the Company updated certain provisional amounts reflected in the preliminary purchase price allocation, as summarized in the estimated fair values of CH2M assets acquired and liabilities assumed above. Specifically, the carrying amount of the intangible assets discussed above were decreased by $148.5 million and the carrying amount of property, equipment and improvements decreased by $50.5 million. These measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. As a result, the Company recognized measurement period adjustments decreasing expense by $1.5 million during the three months ended March 30, 2018.

Customer relationships, contracts and backlog represent the fair value of existing contracts, the underlying customer relationships and backlog of consolidated subsidiaries and have lives ranging from 10 to 12 years (weighted average life of approximately 11 years). Other intangible assets and liabilities primarily consist of the fair value of office leases and have a weighted average life of approximately 10 years.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
Other deferred liabilities were comprised primarily of pensions and other long-term employee related liabilities totaling approximately $291.0 million.
From the acquisition date of December 15, 2017 through the end of the second fiscal quarter of 2018, CH2M contributed approximately $1.3 billion in revenue and $6.5 million in pretax loss included in the accompanying consolidated statement of earnings. Included in these results were approximately $78.0 million in pre-tax restructuring and transaction costs.
Transaction costs associated with the CH2M acquisition in the accompanying consolidated statements of earnings for the three and six months ended March 30, 2018 are comprised of the following (in millions):

	Three Months Ended March 30, 2018	Six Months Ended March 30, 2018

Personnel costs	$4.7	$45.9
Professional services and other expenses	0.2	26.9
Total	$4.9	$72.8
Personnel costs above include change of control payments and related severance costs. The following presents summarized unaudited pro forma operating results assuming that the Company had acquired CH2M at October 1, 2016. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred (in millions):

	Six Months Ended
	March 30, 2018	March 31, 2017

Revenues	$7,713.1	$7,043.4
Net earnings	77.7	10.6
Net earnings (loss) attributable to Jacobs	71.8	(2.8)
Net earnings (loss) attributable to Jacobs per share:
Basic earnings (loss) per share	$0.50	$(0.02)
Diluted earnings (loss) per share	$0.50	$(0.02)
Included in the unaudited pro forma operating results are charges relating to transaction expenses, severance expense and other items that are removed from the six months ended March 30, 2018 and are reflected in the six months ended March 31, 2017 due to the assumed timing of the transaction. Also, income tax expense (benefit) for the six month pro forma periods ended March 30, 2018 and March 31, 2017 was $137.7 million and ($61.9) million, respectively.

6.	Goodwill and Intangibles
As a result of the segment realignment this quarter (See Note 7, Segment Information), the historical carrying value of goodwill has been allocated to the three remaining reportable segments to present balances on a comparable basis. The carrying value

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

of goodwill appearing in the accompanying Consolidated Balance Sheets at March 30, 2018 and September 29, 2017 was as follows (in millions):

	Aerospace, Technology, Environmental and Nuclear	Buildings, Infrastructure and Advanced Facilities	Energy, Chemicals and Resources	Total
Balance September 29, 2017	$1,038.2	$1,048.8	$922.8	$3,009.8
Acquired	945.2	1,417.9	335.7	2,698.8
Post-Acquisition Adjustments	106.7	40.2	32.1	179.0
Foreign Exchange Impact	10.0	10.2	9.0	29.2
Balance March 30, 2018	$2,100.1	$2,517.1	$1,299.6	$5,916.8
During the preparation of our Quarterly Report on Form 10-Q for the first fiscal quarter of 2017, the Company determined that its prior financial statements contained immaterial misstatements related to incorrect translation of the Company’s non-U.S. goodwill balances from local currency to the U.S. Dollar reporting currency. It was determined that the Company had incorrectly used historical translation rates for the U.S. Dollar in place at the time of the Company’s recording of its foreign goodwill balances rather than using current translation rates at each balance sheet date in accordance with U.S. GAAP.  The error dated back to the time of our initial reporting of non-US goodwill balances in the late 1990s and affected our historical quarterly and annual reporting periods through the first fiscal quarter of 2017. Goodwill and accumulated other comprehensive income in the Company’s September 30, 2016 consolidated balance sheet (which have not been adjusted) were each overstated by $209.9 million and was corrected in the first fiscal quarter of 2017 foreign currency translation adjustment.  Consequently, the correction was a direct component of the overall translation adjustment amount of $287.5 million that was reported for the three months ended December 30, 2016. These adjustments had no impact on the Company’s Consolidated Statements of Earnings or Cash Flows.
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at March 30, 2018 and September 29, 2017 (in thousands):

	Customer Relationships, Contracts, and Backlog	Developed Technology	Trade Names	Patents	Lease Intangible Assets	Other	Total
Balances September 29, 2017	$301,468	$14,462	$6,699	$10,180	$—	$111	$332,920
Acquisitions	557,000	237	40,000	—	5,951	—	603,188
Post-Acquisition Adjustments	(106,800)	(1,921)	(41,700)	—	(1,536)	—	(151,957)
Amortization	(33,310)	(767)	(1,530)	(208)	(208)	(25)	(36,048)
Foreign currency translation	(1,805)	—	(7)	(344)	—	—	(2,156)
Balances March 30, 2018	$716,553	$12,011	$3,462	$9,628	$4,207	$86	$745,947
In addition, we acquired $9.6 million in lease intangible liabilities in connection with the CH2M acquisition, of which $9.3 million remain unamortized at March 30, 2018.
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2018 and for the succeeding years. The amounts below include preliminary amortization estimates for the CH2M opening balance sheet fair values that are still preliminary and are subject to change.

Fiscal Year	(in millions)
2018 (six months remaining)	$44.6
2019	86.7
2020	84.6
2021	81.0
2022	79.8
Thereafter	359.9
Total	$736.6

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

7.	Segment Information
During the second quarter of fiscal 2018, we reorganized our operating and reporting structure around three lines of business (“LOBs”), which also serve as the Company’s operating segments. This reorganization occurred in conjunction with the integration of CH2M into the Company's legacy businesses, and is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities. The three global LOBs are as follows: Aerospace, Technology, Environmental and Nuclear ("ATEN"); Buildings, Infrastructure and Advanced Facilities ("BIAF"); and Energy, Chemicals and Resources ("ECR"). Previously, the Company operated its business around four operating segments: Petroleum & Chemicals, Buildings & Infrastructure, Aerospace & Technology, and Industrial. Beginning in the second quarter of fiscal 2018, management no longer views or manages our Industrial line of business as a separate, distinct operating segment. Therefore, the elements of our former Industrial business are now presented within each of the three current operating segments as appropriate. The Company’s LOB leadership and internal reporting structures report to the Chief Executive Officer, who is also the Chief Operating Decision Maker (“CODM”), and enable the CODM to evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. For purposes of the Company’s goodwill impairment testing, it has been determined that the Company’s operating segments are also its reporting units based on management’s conclusion that the components comprising each of its operating segments share similar economic characteristics and meet the aggregation criteria for reporting units in accordance with ASC 350, Intangibles-Goodwill and Other.
Under the new organization, each LOB has a president that reports directly to the CODM. The sales function is managed on an LOB basis, and accordingly, the associated cost is embedded in the new segments and reported to the respective LOB presidents. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in other corporate expenses).
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
On December 15, 2017, the Company completed the acquisition of CH2M. For purposes of the Company’s second quarter fiscal 2018 segment reporting, the operating financial information of CH2M has been categorized within the Company’s new LOB business structure, with its sales and operating profit results for the time period during which CH2M has been under the ownership of the Company being allocated to the Company’s ATEN, BIAF and ECR lines of business under a transitional business organization structure. The Company has not completed its final assessment of the CH2M purchase price allocation, including the fair value estimates of assets acquired and liabilities assumed.
The following tables present total revenues and segment operating profit for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and expenses relating to the Restructuring and other charges and CH2M transaction and integration costs (in thousands). Prior period information has been recast to reflect the current period presentation.

	For the Three Months Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues from External Customers:
Aerospace, Technology, Environmental and Nuclear	$1,105,673	$602,043	$1,851,594	$1,205,228
Buildings, Infrastructure and Advanced Facilities	1,758,412	897,829	2,790,177	1,836,723
Energy, Chemicals and Resources	1,070,943	802,695	2,043,567	1,812,220
Total	$3,935,028	$2,302,567	$6,685,338	$4,854,171

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

	For the Three Months Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Segment Operating Profit:
Aerospace, Technology, Environmental and Nuclear (1)	$61,338	$44,341	$127,669	$94,397
Buildings, Infrastructure and Advanced Facilities (2)	138,017	63,342	201,986	118,690
Energy, Chemicals and Resources	56,328	41,053	102,790	74,314
Total Segment Operating Profit	255,683	148,736	432,445	287,401
Other Corporate Expenses	(35,660)	(8,338)	(77,789)	(26,634)
Restructuring and Other Charges	(68,885)	(72,225)	(88,234)	(103,966)
CH2M Transaction Costs	(4,852)	—	(72,493)	—
Total U.S. GAAP Operating Profit	146,286	68,173	193,929	156,801
Total Other (Expense) Income, net (3)	(24,119)	(7,682)	(29,846)	(10,430)
Earnings Before Taxes	$122,167	$60,491	$164,083	$146,371

(1)	Includes $17.3 million in charges during the three and six month periods ended March 30, 2018 associated with a legal matter.

(2)	Excludes $22.6 million in restructuring and other charges for the three and six months ended March 31, 2017. See Note 10, Restructuring and Other Charges.

(3)	Includes amortization of deferred financing fees related to the CH2M acquisition of $466.0 thousand and $722.0 thousand for the three and six months ended March 30, 2018, respectively.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following tables present total services revenues for each reportable segment for the three and six months ended March 30, 2018 and March 31, 2017 (in thousands).

	For the Three Months Ended				For the Six Months Ended
	March 30, 2018				March 30, 2018
	Aerospace, Technology, Environmental and Nuclear	Buildings, Infrastructure and Advanced Facilities	Energy, Chemicals and Resources	Total	Aerospace, Technology, Environmental and Nuclear	Buildings, Infrastructure and Advanced Facilities	Energy, Chemicals and Resources	Total
Technical Professional Services Revenues
Project Services	$313,937	$1,356,998	$257,615	$1,928,550	$573,332	$2,151,562	$562,676	$3,287,570
Process, Scientific, and Systems Consulting	507,229	2,975	6,069	516,273	751,358	4,471	11,517	767,346
Total Technical Professional Services Revenues	821,166	1,359,973	263,684	2,444,823	1,324,690	2,156,033	574,193	4,054,916
Field Services Revenues
Construction	79,473	397,487	507,937	984,897	223,113	632,609	1,002,744	1,858,466
Operations and Maintenance ("O&M")	205,034	952	299,322	505,308	303,791	1,535	466,630	771,956
Total Field Services Revenues	284,507	398,439	807,259	1,490,205	526,904	634,144	1,469,374	2,630,422
	$1,105,673	$1,758,412	$1,070,943	$3,935,028	$1,851,594	$2,790,177	$2,043,567	$6,685,338

	For the Three Months Ended				For the Six Months Ended
	March 31, 2017				March 31, 2017
	Aerospace, Technology, Environmental and Nuclear	Buildings, Infrastructure and Advanced Facilities	Energy, Chemicals and Resources	Total	Aerospace, Technology, Environmental and Nuclear	Buildings, Infrastructure and Advanced Facilities	Energy, Chemicals and Resources	Total
Technical Professional Services Revenues
Project Services	$215,009	$636,698	$309,620	$1,161,327	$386,861	$1,287,949	$544,708	$2,219,518
Process, Scientific, and Systems Consulting	184,944	4,618	4,887	194,449	384,773	6,331	10,091	401,195
Total Technical Professional Services Revenues	399,953	641,316	314,507	1,355,776	771,634	1,294,280	554,799	2,620,713
Field Services Revenues
Construction	65,648	254,216	402,605	722,469	172,210	535,397	961,809	1,669,416
Operations and Maintenance ("O&M")	136,442	2,297	85,583	224,322	261,384	7,046	295,612	564,042
Total Field Services Revenues	202,090	256,513	488,188	946,791	433,594	542,443	1,257,421	2,233,458
	$602,043	$897,829	$802,695	$2,302,567	$1,205,228	$1,836,723	$1,812,220	$4,854,171

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

8.	Receivables
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at March 30, 2018 and September 29, 2017, as well as certain other related information (in thousands):

	March 30, 2018	September 29, 2017
Components of receivables:
Amounts billed, net	$1,587,362	$949,060
Unbilled receivables and other	1,808,890	1,118,144
Retentions receivable	24,978	35,339
Total receivables, net	$3,421,230	$2,102,543
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$392,600	$226,236
Claims receivable	$4,600	$4,600
Amounts billed, net consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for doubtful accounts. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.
Unbilled receivables and other and Retentions receivable generally represent reimbursable costs, in some cases profit and amounts earned and reimbursable under contracts in progress, or in some cases completed, as of the respective balance sheet dates. Such amounts become billable according to the contract terms, which usually provide that such amounts become billable upon the passage of time, achievement of certain milestones, or completion of the project. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.
Claims receivable are included in receivables in the accompanying Consolidated Balance Sheets and represent certain costs incurred on contracts to the extent it is probable that such claims will result in additional contract revenue and the amount of such additional revenue can be reliably estimated.

9.	Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at March 30, 2018 and September 29, 2017 consist of the following (in thousands):

	March 30, 2018	September 29, 2017
Land	$20,341	$17,197
Buildings	131,314	93,313
Equipment	749,109	627,609
Leasehold improvements	268,947	220,295
Construction in progress	19,428	21,300
	1,189,139	979,714
Accumulated depreciation and amortization	(684,727)	(629,803)
	$504,412	$349,911

10.	Restructuring and Other Charges
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring activities (primarily severance and lease abandonment costs associated with co-locating Jacobs and CH2M offices) and integration activities (primarily professional fees for outside services and personnel related costs) associated with the Company’s acquisition of CH2M. Following the closing of the CH2M acquisition, these activities have continued into the first half of 2018 and include restructuring activities amounting to approximately $55.2 million and $60.7 million in pre-tax charges during the three and six month periods ended March 30, 2018,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

respectively. The integration activities for the same periods amounted to approximately $14.2 million and $28.0 million in pre-tax charges for the three and six months ended March 30, 2018, respectively. These activities are expected to continue through fiscal 2019. These activities are not expected to involve the exit of any service types or client end-markets.
During the second fiscal quarter of 2017, the Company entered into strategic business restructuring activities associated with realignment of its Europe, United Kingdom ("U.K.") and Middle East regional operations in our BIAF segment. Pre-tax net charges of $22.6 million were recorded associated mainly with net realizable value write-offs on contract accounts receivable of $16.5 million, with additional charges recorded for statutory redundancy and severance costs of $1.4 million and other liabilities of $4.7 million which are both expected to be paid or settled within the next 12 months. Additional charges of $1.2 million were recorded under this business realignment during third quarter fiscal 2017 associated mainly with contract accounts receivable charges.
During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future. We refer to these initiatives, in the aggregate, as the “2015 Restructuring”. These activities evolved and developed over time as management identified and evaluated opportunities for changes in the Company’s operations (and related areas of potential cost savings), as economic conditions changed and as the realignment of the Company’s operations into its four global LOBs was implemented. Actions related to the 2015 Restructuring included involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the colocation of employees into other existing offices. These activities did not involve the exit of any service types or client end-markets. The 2015 Restructuring was completed in fiscal 2017, although related cash payments continue to be made under the related accruals recorded in connection with these activities.
Collectively, the above mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges (or recoveries, which primarily relate to the reversals of lease abandonment accruals related to previously vacated facilities which are now planned to be utilized) on the Company’s reportable segment income by line of business in connection with the CH2M acquisition for the three and six months ended March 30, 2018 and the 2015 Restructuring and realignment of the Company's Europe, U.K. and Middle East regional operations for the three and six months ended March 31, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Aerospace, Technology, Environmental and Nuclear	$1,409	$1,274	$1,722	$1,646
Buildings, Infrastructure and Advanced Facilities	18,287	9,996	21,178	18,002
Energy, Chemicals and Resources	(7,588)	20,634	(3,967)	36,442
Corporate	57,243	20,362	69,768	27,917
Total	$69,351	$52,266	$88,701	$84,007
The activity in the Company’s accrual for the Restructuring and other charges for the six-month period ended March 30, 2018 is as follows (in thousands):

Balance at Balance at September 29, 2017	$142,767
CH2M Acquisition Assumed Liabilities	31,576
CH2M Charges	88,701
Payments	(77,093)
Balance at Balance at March 30, 2018	$185,951

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M acquisition for the three and six month periods ended March 30, 2018, and the 2015 Restructuring and realignment of the Company's Europe, U.K. and Middle East regional operations for the three and six months ended March 31, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Lease Abandonments	$37,073	$27,992	$40,436	$44,601
Involuntary Terminations	16,936	18,554	19,120	29,886
Outside Services	8,170	2,261	16,759	3,552
Other	7,172	3,459	12,386	5,968
Total	$69,351	$52,266	$88,701	$84,007
Cumulative amounts incurred to date for Restructuring and other charges by each major type of cost as of March 30, 2018 are as follows (in thousands):

Lease Abandonments	$279,295
Involuntary Terminations	203,699
Outside Services	41,127
Other	21,317
Total	$545,438

11.	Long-term Debt
At March 30, 2018 and September 29, 2017, long-term debt consisted of the following:

	March 30, 2018	September 29, 2017
Term Loan Facility	$1,500,000	$—
Less: Deferred Financing Fees	(3,455)	—
Revolving Credit Facility	1,009,365	235,000
Other	5,890	—
Total Long-term debt, net	$2,511,800	$235,000

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
The total amount outstanding under the Revolving Credit Facility in the form of direct borrowings at March 30, 2018 was $1.0 billion. The Company has issued $2.5 million in letters of credit under the Revolving Credit Facility, leaving $588.1 million of available borrowing capacity under the Revolving Credit Facility at March 30, 2018. In addition, the Company had issued $446.7 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $449.2 million at March 30, 2018.
The Revolving Credit Facility expires in February 2020 and permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the Revolving Credit Facility. Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The Revolving Credit Facility also provides for a financial letter of credit sub facility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Company’s Consolidated Leverage Ratio. Amounts outstanding under the Revolving Credit Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of euro currency loans. The Revolving Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates. In addition, the Revolving Credit Facility contains customary events of default. We were in compliance with our debt covenants at March 30, 2018.
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
The Term Loan Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, investments, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan Facility contains customary events of default. We were in compliance with these covenants at March 30, 2018.
On March 12, 2018, Jacobs entered into a note purchase agreement (the "Note Purchase Agreement") pursuant to which the Company has agreed to issue and sell in a private placement transaction $500.0 million in the aggregate principal amount of the Company’s senior notes in three series: $190.0 million aggregate principal amount of 4.27% senior notes, Series A, due May 8, 2025, $180.0 million aggregate principal amount of 4.42% senior notes, Series B, due May 8, 2028 and $130.0 million aggregate principal amount of 4.52% senior notes, Series C, due May 8, 2030 (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes is expected to close in May 2018. The Company intends to use the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other indebtedness, investments, liens, mergers, asset sales and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default.
In conjunction with the acquisition of CH2M, the Company assumed certain long-term financing that was incurred by CH2M prior to the acquisition.  The total balance included in Long-term debt assumed as of March 30, 2018 was $5.9 million, which includes equipment financing of $3.4 million, bearing interest rates ranging from 0.22% to 3.29% due in monthly installments through September 2021, and a note payable of $2.5 million bearing interest at 6-month LIBOR plus 2.5%, due July 2019.

12.	Revenue Accounting for Contracts / Accounting for Joint Ventures
We recognize revenue earned on our technical professional and field services projects under the percentage-of-completion method described in ASC 605-35, Construction-Type and Production-Type Contracts. In general, we recognize revenues at the time we provide services. Precontract costs are generally expensed as incurred, unless they are directly associated with an anticipated contract and recoverability from that contract is probable. Contracts are generally segmented between types of services, such as project services and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. For multiple contracts with a single customer we account for each contract separately.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
The following table sets forth pass-through costs included in revenues for each of the three and six month periods ended March 30, 2018 and March 31, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Pass-through costs included in revenues	$712,881	$560,566	$1,309,050	$1,233,545
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

13.	Defined Pension Benefit Obligations
In connection with the acquisition of CH2M on December 15, 2017, the Company preliminarily recorded estimates of CH2M’s pension plan assets and liabilities which are reflected in the amounts of $1.1 billion and ($1.2 billion), respectively. CH2M sponsors several defined benefit pension plans primarily in the U.S. and the U.K.  In the U.S., CH2M has three noncontributory defined benefit pension plans.  Plan benefits are generally based on years of service and compensation during the span of employment.
The following table presents the components of net periodic benefit cost recognized in earnings during the three and six months ended March 30, 2018 and March 31, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Component:
Service cost	$1,902	$2,184	$4,965	$4,400
Interest cost	11,500	8,699	27,571	17,427
Expected return on plan assets	(19,014)	(15,527)	(45,018)	(31,115)
Amortization of previously unrecognized items	2,594	3,530	5,047	7,086
Settlement loss (gain)	—	41	3,819	84
Net periodic benefit	$(3,018)	$(1,073)	$(3,616)	$(2,118)
In December 2017, the Company incurred a settlement loss of approximately $3.8 million related to its Sverdrup pension plan in the U.S.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2018 (in thousands):

Cash contributions made during the first six months of fiscal 2018	$11,319
Cash contributions we expect to make during the remainder of fiscal 2018	18,741
Total	$30,060

14.	Share-based Payments
During the first quarter of fiscal year 2018, the Company adopted ASU No 2016-09, Improvements to Employee Share Based Payment Accounting. As a result, the cash paid by the Company to taxing authorities as a result of withholding shares for the exercise of employee stock awards is classified as financing activity and this change is adopted retrospectively. Additionally, all excess tax benefits related to share-based payments in our provision for income taxes are now classified as an operating activity along with other income taxes in the statement of cash flows and this change is applied prospectively. These items were historically recorded in additional paid-in capital and in financing activities. The amount recognized by the Company in excess tax benefits related to share-based payments in our provision for income taxes for the three and six months ended March 30, 2018 was not material.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

15.	Other Comprehensive Income
The following table presents amounts reclassified from the change in pension liabilities in other comprehensive income to direct cost of contracts and SG&A expenses in the Company’s Consolidated Statements of Earnings for the three and six months ended March 30, 2018 and March 31, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Amortization of Defined Benefit Items:
Actuarial losses	$(2,660)	$(3,530)	$(5,181)	$(7,086)
Prior service cost	66	78	134	155
Total Before Income Tax	(2,594)	(3,452)	(5,047)	(6,931)
Income Tax Benefit	418	799	1,022	1,602
Total reclassifications, after-tax	$(2,176)	$(2,653)	$(4,025)	$(5,329)

16.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduced the top corporate U.S. federal statutory tax rate from 35% to 21% starting on January 1, 2018, resulting in a blended statutory tax rate for fiscal year filers. The Company’s blended federal statutory tax rate for fiscal 2018 is 24.6%. It also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, places limitations and exclusions on varied tax deductions and creates new taxes on certain foreign sourced earnings. The majority of the tax provisions, excluding the change in corporate tax rates, are effective for the first tax year beginning after January 1, 2018, which will be the Company’s taxable year beginning fiscal 2019.
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
As of March 30, 2018, we have not completed our accounting for the tax effects of the enactment of the Act. However, we have made a provisional estimate of the effects of the statutory tax rate reduction impact on our existing deferred tax balances and the one-time transition tax. We are not yet able to make a reasonable estimate on the other aspects of the Act and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment of the Act.
For the deferred tax balances, we remeasured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s provisional remeasurement resulted in a $16.9 million net unfavorable discrete charge to income tax expense for the six months ended March 30, 2018. In addition, during the first quarter of fiscal 2018 the Company recorded a provisional valuation allowance with respect to certain foreign tax credit deferred tax assets as a result of the Tax Act in the amount of $52.5 million. We are still analyzing many aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax assets and liabilities.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The Company’s consolidated effective income tax rate for the three months ended March 30, 2018 increased to 57.5% from 27.0% for the corresponding period last year. The increase in the quarterly effective tax rate is primarily due to $40.6 million in discrete expense during the current year quarter from the provisional remeasurement of the U.S. deferred taxes which was primarily due to changes in estimate during the quarter as a result of updates in preliminary purchase price accounting for the CH2M acquisition that closed prior to the enactment of the Act.
The Company’s consolidated effective income tax rate for the six months ended March 30, 2018 was 66.8%, an increase from 28.1% for the corresponding period last year. The year over year increase in the effective tax rate is due to $69.4 million in net discrete charges during the six month period, comprised of a $16.9 million detriment from the provisional remeasurement of the deferred tax items in the U.S., and a corresponding valuation allowance charge of $52.5 million.
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
It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions of approximately $6.7 million as a result of concluding various tax audits and closing tax years.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and six months ended March 30, 2018 and March 31, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Numerator for Basic and Diluted EPS:
Net income	$48,587	$50,018	$50,750	$110,554
Net income allocated to participating securities	(254)	(594)	(269)	(1,389)
Net income allocated to common stock for EPS calculation	$48,333	$49,424	$50,481	$109,165

Denominator for Basic and Diluted EPS:
Weighted average basic shares	142,531	120,919	133,770	120,935

Shares allocated to participating securities	(746)	(1,435)	(816)	(1,519)
Shares used for calculating basic EPS attributable to common stock	141,785	119,484	132,954	119,416

Effect of dilutive securities:
Stock compensation plans	1,048	795	1,035	866
Shares used for calculating diluted EPS attributable to common stock	142,833	120,279	133,989	120,282

Basic EPS	$0.34	$0.41	$0.38	$0.91
Diluted EPS	$0.34	$0.41	$0.38	$0.91
Share Repurchases
On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million of the Company’s common stock. The following table summarizes the activity under this program during fiscal 2018 (in thousands, except per-share amounts):

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000	$60.77	49	49

(1)	Includes commissions paid and calculated at the average price per share since the repurchase program authorization date.
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
Dividend Program
On January 18, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share of the Company’s common stock that was paid on March 16, 2018, to shareholders of record on the close of business on February 16, 2018. On May 3, 2018 the Company‘s Board of Directors declared a quarterly dividend of $0.15 per share of the Company’s common stock that will be paid on June 15, 2018, to shareholders of record on the close of business on May 18, 2018. Future dividend payments are subject to review and approval by the Company’s Board of Directors.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

18.	Commitments and Contingencies
In the normal course of business, we make contractual commitments some of which are supported by separate guarantees; and on occasion we are a party in a litigation or arbitration proceeding. The litigation in which we are involved includes personal injury claims, professional liability claims, and breach of contract claims. In most cases, we are the defendant. Where we provide a separate guarantee it is strictly in support of the underlying contractual commitment. Guarantees take various forms including surety bonds required by law, or standby letters of credit (LOC) (also referred to as “bank guarantees”) or corporate guarantees given to induce a party to enter into a contract with a subsidiary. Standby LOCs are also used as security for advance payments or in various other transactions. The guarantees have various expiration dates ranging from an arbitrary date to completion of our work (e.g., engineering only) to completion of the overall project.
At March 30, 2018 and September 30, 2017, the Company had issued and outstanding approximately $449.2 million and $262.1 million, respectively, in LOCs and $922.2 million and $57.4 million, respectively, in surety bonds.
We maintain insurance coverage for most insurable aspects of our business and operations. Our insurance programs have varying coverage limits depending upon the type of insurance, and include certain conditions and exclusions which insurance companies may raise in response to any claim that the Company brings. We have also elected to retain a portion of losses and liabilities that occur through the use of various deductibles, limits, and retentions under our insurance programs. As a result, we may be subject to a future liability for which we are only partially insured or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of the contracts which the Company enters with its clients. Our insurers are also subject to business risk and, as a result, one or more of them may be unable to fulfill their insurance obligations due to insolvency or otherwise.
Additionally, as a contractor providing services to the U.S. federal government we are subject to many types of audits, investigations, and claims by, or on behalf of, the government including with respect to contract performance, pricing, cost allocations, procurement practices, labor practices, and socioeconomic obligations. Furthermore, our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the U.S., as well as by various government agencies representing jurisdictions outside the U.S.
We record in our Consolidated Balance Sheets amounts representing our probable estimated liability relating to such claims, guarantees, litigation, audits, and investigations. We perform an analysis to determine the level of reserves to establish for insurance-related claims that are known and have been asserted against us, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.
The Company believes, after consultation with counsel, that such guarantees, litigation, U.S. government contract-related audits, investigations and claims, and income tax audits and investigations should not have a material adverse effect on our consolidated financial statements.
On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”). The arbitration is pending in Singapore before the Singapore International Arbitration Centre. In March 2011, Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for the Nui Phao mine/mineral processing project in Vietnam. In the Notice of Arbitration and in a subsequently filed Statement of Claim and Supplementary Statement of Claim dated February 1, 2016 and February 26, 2016, respectively, NPMC asserts various causes of action and alleges that the quantum of its claim exceeds $167.0 million. Jacobs has denied liability and is vigorously defending this claim. A three week hearing on the merits concluded on December 15, 2017 and a decision is expected later this year.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.
On December 7, 2009, the Judicial Council of California, Administrative Office of the Courts (“AOC”) initiated an action in the San Francisco County Superior Court against Jacobs Facilities Inc. (“JFI”) and Jacobs Project Management (“JPM”) and subsequently added Jacobs as a defendant. The action arises out of a contract between AOC and JFI pursuant to which JFI provided regular maintenance and repairs at certain AOC court facilities. AOC has alleged, among other things, that the Jacobs entities are required under California’s Contractors’ State License Law (“CSLL”) to disgorge certain fees paid by AOC, and the Jacobs entities have, among other things, cross-claimed for unpaid sums for work performed. On May 2, 2012, the jury returned a special verdict in favor of the Jacobs entities finding, among other things, JPM was owed approximately $4.7 million in unpaid fees and that JFI was not required to disgorge the approximate $18.3 million that AOC had paid for work performed. On August 20, 2015, the California Court of Appeal reversed the jury’s verdict, holding that JFI had violated the CSLL. The Court of Appeal remanded to the San Francisco County Superior Court for an evidentiary hearing to determine whether the JFI had “substantially complied” with the CSLL under

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

California Business and Professions Code Section 7031(e). Establishing “substantial compliance” would prevent $18.3 million in disgorgement against Jacobs and permit Jacobs to recover $4.7 million. The evidentiary hearing on substantial compliance was conducted between July 18 and August 5, 2016. On December 29, 2016, the court issued a Statement of Decision in favor of the Company, finding that JFI had substantially complied with the CSLL, and entered a judgment in favor of JPM in the amount of $4.7 million plus prejudgment interest. On January 30, 2017, AOC filed a notice of appeal. The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.
In 2012, CH2M HILL Australia Pty Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC for compensatory damages in the amount of $665.5 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC has provided a preliminary estimate of the monetary value of its claims in the amount of approximately $1.7 billion and has drawn on bonds, CH2M's share of which totals about $26 million. This draw on bonds does not impact the Company's ultimate liability. A decision in this matter is not expected before 2020. If the Consortium is found liable, this matter could have a material adverse effect on the Company’s business, financial condition, results of operations and /or cash flows, particularly in the short term. However, the Consortium has denied liability and is vigorously defending these claims, and based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to March 30, 2018, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

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
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, those listed and discussed in Item 1A, Risk Factors included in our 2017 Form 10-K and our subsequent Quarterly Report on Form 10-Q for the first fiscal quarter of 2018. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission ("SEC").
Lines of Business
During the second quarter of fiscal 2018, we reorganized our operating and reporting structure around three global lines of business (“LOBs”), which also serve as the Company’s operating segments: (i) Aerospace, Technology, Environmental and Nuclear, (ii) Buildings, Infrastructure and Advanced Facilities, and (iii) Energy, Chemicals and Resources. This reorganization occurred in conjunction with the integration of CH2M into the Company's legacy businesses, and is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities. The Company’s LOB leadership and internal reporting structures report to the Chief Executive Officer, who is also the Chief Operating Decision Maker (“CODM”), and enable the CODM to evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. For purposes of the Company’s goodwill impairment testing, it has been determined that the Company’s operating segments are also its reporting units based on management’s conclusion that the components comprising each of its operating segments share similar economic characteristics and meet the aggregation criteria for reporting units in accordance with ASC 350, Intangibles-Goodwill and Other.
Under the new organization, each LOB has a president that reports directly to the CODM. The sales function is managed on an LOB basis, and accordingly, the associated cost is embedded in the new segments and reported to the respective LOB presidents. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in other corporate expenses).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Aerospace, Technology, Environmental and Nuclear (ATEN) – We provide an in-depth range of scientific, engineering, construction, nuclear, environmental and technical support services to the aerospace, defense, technical and automotive industries in several countries. Long-term clients include the Ministry of Defence in the U.K., the UK Nuclear Decommissioning Authority, NASA, the U.S. Department of Defense (“DoD”), the U.S. Special Operations Command ("USSOCOM"), the U.S. Intelligence community, and the Australian Department of Defence. Specific to NASA, one of our major government customers in the U.S., is our ability to design, build, operate, and maintain highly complex facilities relating to space systems, including test and evaluation facilities, launch facilities, and support infrastructure. We provide environmental characterization and restoration services to commercial and government customers both in the U.S. and U.K. This includes designing, building and operating high hazard remediation systems including for radiologically contaminated media.
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
Buildings, Infrastructure and Advanced Facilities (BIAF) – We provide services to broad sectors including buildings, water, transportation (roads, rail, aviation and ports), and advanced facilities for life sciences, semiconductors, data centers, consumer products and other advanced manufacturing operations throughout North America, Europe, India, the Middle East, Australia, and Asia. Our representative clients include national government departments/agencies in the U.S., U.K., Australia, and Asia, state and local departments of transportation within the U.S, and private industry freight transport firms.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
Energy, Chemicals and Resources (ECR) – We serve the energy, chemicals and resources sectors, including upstream, midstream and downstream oil, gas, refining, chemicals and mining and minerals industries. We provide integrated delivery of complex projects for our Oil and Gas, Refining, and Petrochemicals clients.  Bridging the upstream, midstream and downstream industries, our services encompass consulting, engineering, procurement, construction, maintenance, and project management.
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
In addition, we provide our refining customers with feasibility/economic studies, technology evaluation and conceptual engineering, front end loading (FEED), detailed engineering, procurement, construction, maintenance and commissioning services.  We deliver installed engineering, procurement and construction (EPC) solutions as to grass root plants, expansions and revamps of existing units.  Our focus is on both the inside the battery limit (ISBL) processing units as well as utilities and off-sites.  We have engineering alliances and maintenance programs that span decades with core clients.  With the objective of driving our clients’ total installed costs down, we endeavor to leverage emerging market sourcing and high value engineering.  Our Comprimo Sulfur Solutions® is a significant technology for gas treatment and sulfur recovery plants around the world.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
CH2M Acquisition
On December 15, 2017, the Company completed the acquisition of CH2M. For purposes of the Company’s second quarter fiscal 2018 segment reporting, the operating financial information of CH2M has been categorized within the Company’s new LOB business structure, with its sales and operating profit results for the time period during which CH2M has been under the ownership of the Company being allocated to the Company’s ATEN, BIAF and ECR lines of business.

Restructuring and Other Charges
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring activities (primarily severance and lease abandonment costs associated with co-locating Jacobs and CH2M offices) and integration activities (primarily professional fees for outside services and personnel related costs) associated with the Company’s acquisition of CH2M. Following the closing of the CH2M acquisition, these activities have continued into the first half of fiscal 2018 and include restructuring activities amounting to approximately $55.2 million and $60.7 million in pre-tax charges during the three and six month periods ended March 30, 2018, respectively. The integration activities for the same periods amounted to approximately $14.2 million and $28.0 million in pre-tax charges for the three and six months ended March 30, 2018, respectively. These activities are expected to continue through 2019. These activities are not expected to involve the exit of any service types or client end-markets. The Company is targeting to achieve annual cost savings of $150.0 million upon the completion of these activities.
During the second fiscal quarter of 2017, the Company entered into strategic business restructuring activities associated with realignment of its Europe, U.K. and Middle East regional operations in our BIAF segment. Pre-tax net charges of $22.6 million were recorded associated mainly with net realizable value write-offs on contract accounts receivable of $16.5 million, with additional charges recorded for statutory redundancy and severance costs of $1.4 million and other liabilities of $4.7 million which are both expected to be paid or settled within the next 12 months. Additional charges of $1.2 million were recorded under this business realignment during third quarter fiscal 2017 associated mainly with contract accounts receivable charges.
During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future. We refer to these initiatives, in the aggregate, as the “2015 Restructuring”. These activities evolved and developed over time as management identified and evaluated opportunities for changes in the Company’s operations (and related areas of potential cost savings), as economic conditions changed and as the realignment of the Company’s operations into its four global LOBs was implemented. Actions related to the 2015 Restructuring included involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the colocation of employees into other existing offices. These activities did not involve the exit of any service types or client end-markets. The 2015 Restructuring was completed in fiscal 2017 although, related cash payments continue under the related accruals recorded in connection with these activities.
Collectively, the above mentioned restructuring activities are referred to as “Restructuring and other charges.”

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes the impacts of the Restructuring and other charges (or recoveries, which primarily relate to the reversals of lease abandonment accruals related to previously vacated facilities which are now planned to be utilized) on the Company's reportable segment income by line of business in connection with the CH2M acquisition for the three and six months ended March 30, 2018 and the 2015 Restructuring and realignment of the Company's Europe, U.K. and Middle East regional operations for the three and six months ended March 31, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Aerospace, Technology, Environmental and Nuclear	$1,409	$1,274	$1,722	$1,646
Buildings, Infrastructure and Advanced Facilities	18,287	9,996	21,178	18,002
Energy, Chemicals and Resources	(7,588)	20,634	(3,967)	36,442
Corporate	57,243	20,362	69,768	27,917
Total	$69,351	$52,266	$88,701	$84,007
The activity in the Company’s accrual for the Restructuring and other charges for the six month period ended March 30, 2018 is as follows (in thousands):

Balance at September 29, 2017	$142,767
CH2M Acquisition Assumed Liabilities	31,576
CH2M Charges	88,701
Payments	(77,093)
Balance at March 30, 2018	$185,951
The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M acquisition for the three and six months ended March 30, 2018 and the 2015 Restructuring and realignment of the Company's Europe, U.K. and Middle East regional operations for the three and six months ended March 31, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Lease Abandonments	$37,073	$27,992	$40,436	$44,601
Involuntary Terminations	16,936	18,554	19,120	29,886
Outside Services	8,170	2,261	16,759	3,552
Other	7,172	3,459	12,386	5,968
Total	$69,351	$52,266	$88,701	$84,007
Cumulative amounts incurred to date for Restructuring and other charges by each major type of costs as of March 30, 2018 are as follows (in thousands):

Lease Abandonments	$279,295
Involuntary Terminations	203,699
Outside Services	41,127
Other	21,317
Total	$545,438

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations for the three and six months ended March 30, 2018 and March 31, 2017
(in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues	$3,935,028	$2,302,567	$6,685,338	$4,854,171
Direct cost of contracts	(3,161,663)	(1,883,283)	(5,424,794)	(4,015,575)
Gross profit	773,365	419,284	1,260,544	838,596
Selling, general and administrative expenses	(627,079)	(351,111)	(1,066,615)	(681,795)
Operating Profit	146,286	68,173	193,929	156,801
Other Income (Expense):
Interest income	1,785	2,088	5,619	3,574
Interest expense	(19,228)	(3,755)	(26,319)	(7,273)
Miscellaneous income (expense), net	(6,676)	(6,015)	(9,146)	(6,731)
Total other (expense) income, net	(24,119)	(7,682)	(29,846)	(10,430)
Earnings Before Taxes	122,167	60,491	164,083	146,371
Income Tax Expense	(70,235)	(16,326)	(109,590)	(41,053)
Net Earnings of the Group	51,932	44,165	54,493	105,318
Net (Earnings) Loss Attributable to Noncontrolling Interests	(3,345)	5,853	(3,743)	5,236
Net Earnings Attributable to Jacobs	$48,587	$50,018	$50,750	$110,554
Net Earnings Per Share:
Basic	$0.34	$0.41	$0.38	$0.91
Diluted	$0.34	$0.41	$0.38	$0.91

Overview – Three and Six Months Ended March 30, 2018
Net earnings for the second fiscal quarter 2018 ended March 30, 2018, were $48.6 million (or $0.34 per diluted share), a decrease of $1.4 million, or 2.9%, from $50.0 million (or $0.41 per diluted share) for the corresponding period last year. Included in the Company’s operating results for the three months ended March 30, 2018 were $51.2 million (or $0.36 per share) in after tax Restructuring and other charges, $3.5 million in CH2M transaction costs and $40.6 million in income tax charges associated with the Tax Cuts and Jobs Act (“the Act”) enacted on December 22, 2017. Our second quarter fiscal 2017 results included $45.2 million (or $0.37 per share) in after tax charges associated with Restructuring and other charges.
For the six months ended March 30, 2018, net earnings were $50.8 million (or $0.38 per diluted share), a decrease of $59.8 million, or 54.1%, from $110.6 million (or $0.91 per diluted share) for the corresponding period last year. Included in the Company’s operating results for the six months ended March 30, 2018 were $65.9 million (or $0.49 per share) in after tax Restructuring and other charges, $54.9 million (or $0.41 per share) in transaction costs associated with the Company’s December 15, 2017 acquisition of CH2M and $69.4 million (or $0.52 per share) in income tax charges associated with the Tax Cuts and Jobs Act (the “Act”). The six months ended March 31, 2018 included $68.0 million (or $0.56 per share) in after tax charges associated with Restructuring and other charges.
On December 15, 2017, the Company completed the acquisition of CH2M, an international provider of engineering, construction, and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock. The purpose of the acquisition was to further diversify the Company’s market presence in the water, nuclear and environmental remediation sectors and to further the Company’s growth strategy. The Company paid total consideration of approximately $1.8 billion in cash (excluding $315.2 million of cash acquired) and issued approximately $1.4 billion of Jacobs’ common stock to the former stockholders and certain equity award holders of CH2M.
Consolidated Results of Operations
Revenues for the second fiscal quarter of 2018 were $3.94 billion, an increase of $1.63 billion, or 70.9% from $2.30 billion for the corresponding period last year. For the six months ended March 30, 2018, revenues were $6.69 billion, an increase of

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

$1.83 billion, or 37.7%, from $4.85 billion for the corresponding period last year.  The increase in revenues was due primarily to favorable impacts from the CH2M acquisition, which contributed approximately $1.18 billion in incremental revenue for the quarter and $1.31 billion for the six months ended March 30, 2018. Also, higher volumes in our legacy ATEN, BIAF and ECR businesses also contributed to the increase. Pass-through costs included in revenues for the three and six months ended March 30, 2018 were $712.9 million and $1.31 billion, respectively, an increase of $152.3 million and $75.5 million, or 27.2% and 6.1%, respectively from the corresponding period last year.
Gross profit for the second quarter of 2018 was $773.4 million, up $354.1 million, or 84.4% from $419.3 million from the corresponding quarter in 2017. Our gross profit margins were 19.7% and 18.2% for the three month periods ended March 30, 2018 and March 31, 2017, respectively. Gross profit for the six months ended March 30, 2018 was $1,260.5 million, up $421.9 million, or 50.3% from $838.6 million from the corresponding quarter in 2017. Our gross profit margins were 18.9% and 17.3% for the six month periods ended March 30, 2018 and March 31, 2017, respectively. The higher volume impacts seen in our ATEN, BIAF and ECR businesses, incremental benefits of the CH2M businesses acquired, and our continuing strategic focus on realigning our portfolio to higher margin businesses and project execution drove improving gross profit and margins for the year over year periods.
SG&A expenses for the three months ended March 30, 2018 were $627.1 million, an increase of $276.0 million, or 78.6%, from $351.1 million for the corresponding period last year. SG&A expenses for the six months ended March 30, 2018 were $1.07 billion, an increase of $384.8 million, or 56.4%, from $681.8 million for the corresponding period last year. The increase in SG&A expenses for the three months ended comparative periods was due mainly to incremental SG&A expense from the acquired CH2M businesses amounting to approximately $246.7 million during the three-month 2018 period, which included $48.6 million of restructuring and other charges and deal related costs. Also, charges of $17.3 million were recorded during the three months ended March 30, 2018 associated with a legal matter.. Also, unfavorable impacts from foreign exchange (mainly from the stronger Euro and British Pound) approximated $10.4 million. SG&A expense for the three months ended March 30, 2018 included Restructuring and charges of $68.9 million, CH2M transaction costs of $4.9 million during the three-month period ended March 30, 2018, while three months ended March 31, 2017 SG&A included $51.0 million in charges from the 2015 Restructuring which concluded at the end of fiscal 2017. For the six months ended March 30, 2018, the increase in SG&A expenses was due mainly to incremental SG&A expense from the CH2M businesses acquired of approximately $296.9 million during the six-month 2018 period, which included $78.0 million of restructuring and other charges and deal related costs, as well as higher personnel related costs year over year and charges associated with a legal matter of $17.3 million. . Also, unfavorable impacts from foreign exchange (mainly from the stronger Euro and British Pound) approximated $16.0 million.
Net interest expense for the three and six months ended March 30, 2018 was $17.4 million and $20.7 million, respectively, an increase of $15.8 million and $17.0 million from $1.7 million and $3.7 million, respectively, for the corresponding periods last year. The increases in net interest expense as compared to the corresponding periods last year was due primarily to higher levels of average debt balances outstanding related to financing activities for the acquisition of CH2M, which was partially funded with term loan financing of $1.5 billion and revolving credit line borrowings of $850 million.
Miscellaneous expense, net for the three and six months ended March 30, 2018 was $6.7 million and $9.1 million, respectively, up $0.7 million and $2.4 million from $6.0 million and $6.7 million, respectively, for the corresponding periods last year. The increases were due primarily to unfavorable year over year impacts from unrealized gains and losses from foreign exchange.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the top corporate U.S. federal statutory tax rate from 35% to 21% starting on January 1, 2018, resulting in a blended statutory tax rate for fiscal year filers. The Company’s blended federal statutory tax rate for fiscal 2018 is 24.6%. It also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, places limitations and exclusions on varied tax deductions and creates new taxes on certain foreign sourced earnings. The majority of the tax provisions are effective for the first tax year beginning after January 1, 2018, which will be the Company’s taxable year beginning fiscal 2019.
The Company’s consolidated effective income tax rate for the three and six months ended March 30, 2018 was 57.5% and 66.8%, respectively, an increase from 27.0% and 28.1%, respectively, for the corresponding periods last year. The increase in the effective tax rate for the three months ended March 30, 2018 versus the 2017 corresponding period is primarily due to $40.6 million in discrete expense during the current year quarter from the provisional remeasurement of the U.S. deferred taxes, principally related to changes in estimate associated with the preliminary purchase price accounting on the CH2M acquisition. The increase in the effective tax rate for the six month period ended March 30, 2018 over the prior year is due to $69.4 million in net discrete charges, comprised of a $16.9 million detriment from the provisional remeasurement of the deferred tax items in the U.S., and a corresponding valuation allowance charge of $52.5 million.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions of approximately $6.7 million (being realized as a reduction in income tax expense) as a result of concluding various tax audits and closing tax years.
Segment Financial Information
The following table provides selected financial information for our operating segments and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and expenses relating to Restructuring and other charges and transaction expenses relating to the CH2M acquisition (in thousands).

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues from External Customers:
Aerospace, Technology, Environmental and Nuclear	$1,105,673	$602,043	$1,851,594	$1,205,228
Buildings, Infrastructure and Advanced Facilities	1,758,412	897,829	2,790,177	1,836,723
Energy, Chemicals and Resources	1,070,943	802,695	2,043,567	1,812,220
Total	$3,935,028	$2,302,567	$6,685,338	$4,854,171

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Segment Operating Profit:
Aerospace, Technology, Environmental and Nuclear (1)	$61,338	$44,341	$127,669	$94,397
Buildings, Infrastructure and Advanced Facilities (2)	138,017	63,342	201,986	118,690
Energy, Chemicals and Resources	56,328	41,053	102,790	74,314
Total Segment Operating Profit	255,683	148,736	432,445	287,401
Other Corporate Expenses	(35,660)	(8,338)	(77,789)	(26,634)
Restructuring and Other Charges	(68,885)	(72,225)	(88,234)	(103,966)
CH2M Transaction Costs	(4,852)	—	(72,493)	—
Total U.S. GAAP Operating Profit	146,286	68,173	193,929	156,801
Total Other (Expense) Income, net (3)	(24,119)	(7,682)	(29,846)	(10,430)
Earnings Before Taxes	$122,167	$60,491	$164,083	$146,371

(1)	Includes $17.3 million in charges during the three and six month periods ended March 30, 2018 associated with a legal matter.

(2)	Excludes $22.6 million in restructuring and other charges for the three and six months ended March 31, 2017. See Note 10, Restructuring and Other Charges.

(3)	Includes deferred financing fees related to the CH2M acquisition of $466 thousand and $722.0 thousand for the three and six months ended March 30, 2018, respectively.
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring activities (primarily severance related activities) associated with the Company’s announced definitive agreement to acquire CH2M. Following the closing of the CH2M acquisition, these activities have continued into the first half of fiscal 2018 and include associated charges for professional services, personnel costs, severance and costs associated with co-locating Jacobs and CH2M offices, amounting to approximately $69.4 million in pre-tax charges during second quarter ended March 30, 2018. These activities are expected to continue through 2019. These activities are not expected to involve the exit of any service types or client end-markets.
Transaction costs associated with the CH2M acquisition in the accompanying consolidated statements of earnings for the six months ended March 30, 2018 are comprised of the following (in millions):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Personnel costs	$45.9
Professional services and other expenses	26.9
Total	$72.8
Personnel costs above include change of control payments and related severance costs. In evaluating the Company’s performance by operating segment, the CODM reviews revenues and operating profit. As discussed above, segment operating profit includes not only local SG&A expenses but the SG&A expenses of the Company’s support groups that have been allocated to the segments. In addition, the Company attributes each LOB’s specific incentive compensation plan costs to the LOBs. The revenues of certain LOBs are more affected by pass-through revenues than other LOBs. The methods for recognizing revenue, incentive fees, project losses, and change orders are consistent among the LOBs.
Aerospace, Technology, Environmental and Nuclear

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenue	$1,105,673	$602,043	$1,851,594	$1,205,228
Operating Profit	$61,338	$44,341	$127,669	$94,397
Aerospace, Technology, Environmental and Nuclear segment revenues for the three months ended March 30, 2018 were $1.11 billion, up $503.6 million, or 83.7%, from $602.0 million for the corresponding period last year. Segment revenues for the six months ended March 30, 2018 were $1.85 billion, up $646.4 million, or 53.6%, from $1.21 billion for the corresponding period last year. The three and six month increases in revenue were due in large part to approximately $373.0 million and $457.0 million, respectively, in incremental nuclear and environmental revenue resulting from the CH2M acquisition. Also, our revenues were positively impacted by year over year revenue volume growth across our legacy portfolio, highlighted by increased spending by customers in the U.S. government business sector. Year over year impacts on revenues from unfavorable foreign currency were not material.
Operating profit for the segment was $61.3 million for the three months ended March 30, 2018, up $17.0 million, or 38.3%, from $44.3 million for the corresponding period last year. Operating profit for the segment was $127.7 million for the six months ended March 30, 2018, up $33.3 million, or 35.2% from $94.4 million for the corresponding period last year. In addition to incremental operating profit benefits from the CH2M acquisition, the increase from the prior year was primarily attributable to improvements in our nuclear and defense unit in the U.K. and fee income with our AWE business. SG&A increased by approximately $64.7 million and $74.6 million for the three and six months ended March 30, 2018, with this increase being attributable mainly to incremental SG&A associated with the CH2M acquisition during the first half of fiscal 2018 and additional charges of $17.3 million associated with a legal matter incurred during the second quarter of fiscal 2018.
Buildings, Infrastructure and Advanced Facilities

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenue	$1,758,412	$897,829	$2,790,177	$1,836,723
Operating Profit	$138,017	$63,342	$201,986	$118,690
Revenues for the Buildings, Infrastructure and Advanced Facilities segment for the three months ended March 30, 2018 were $1.76 billion, up $860.6 million, or 95.9%, from $897.8 million for the corresponding period last year. Segment revenues for the six months ended March 30, 2018 were $2.79 billion, up $953.5 million, or 51.9%, from $1.84 billion for the corresponding period last year. The year over year increase in revenues for the three and six month periods was due in part to favorable impacts from the CH2M acquisition of approximately $722.0 million and $752.0 million, respectively, together with revenue increases in our U.K., U.S. and Asia Pacific markets around continued strong investment in transport infrastructure and in the project-management/construction-management ("PMCM") market. Impacts on revenues from favorable foreign currency were approximately $23.0 million and $59.0 million for the three and six month periods of 2018 compared to the corresponding prior year periods in 2017, respectively.
Operating profit for the segment for the three months ended March 30, 2018 was $138.0 million, an increase of $74.7 million, or 117.9%, from $63.3 million for the comparative period in 2017. Operating profit for the segment for the six months ended March 30, 2018 was $202.0 million, an increase of $83.3 million, or 70.2%, from $118.7 million for the comparative period in 2017.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The year over year increase in operating profit for the three and six months periods of 2018 compared to 2017 was in part due to favorable impacts from the CH2M acquisition, together with positive impacts from the higher year over year revenues for the segment. SG&A increased by approximately $144.8 million and $167.0 million for the three and six months ended March 30, 2018, with this increase being attributable mainly to incremental SG&A associated with the CH2M acquisition during the first half of fiscal 2018.
Energy, Chemicals and Resources

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenue	$1,070,943	$802,695	$2,043,567	$1,812,220
Operating Profit	$56,328	$41,053	$102,790	$74,314
Energy, Chemicals and Resources revenues for the three months ended March 30, 2018 were $1.07 billion, an increase of $268.2 million, or 33.4%, from $802.7 million for the corresponding period last year. Segment revenues for the six months ended March 30, 2018 were $2.04 billion, up $231.3 million, or 12.8%, from $1.81 billion for the corresponding period last year. The increase in revenues for the three and six months ended March 30, 2018 as compared to the prior year was due primarily to continued improvement in the construction operations and maintenance market as clients focus on capital efficiency and consolidating their customer portfolio, the continuing recovery of mining and minerals market primarily driven by feasibility studies, and the increasing trend among oil producers to drive downstream investments to refining and chemicals. Also, the CH2M acquisition added approximately $87.0 million to revenue during the quarter and approximately $104.0 million during the year to date period. Additionally, foreign currency impacts were favorable by approximately $43.6 million and $52.5 million, respectively, for the three and six month periods of 2018 versus the corresponding periods of 2017.
Operating profit for the segment for the three months ended March 30, 2018 was $56.3 million, an increase of $15.3 million or 37.2% from $41.1 million for the corresponding period last year. Operating profit for the segment for the six months ended March 30, 2018 was $102.8 million, an increase of $28.5 million, or 38.3%, from $74.3 million for the corresponding period last year. The increase in profitability was due to higher revenue and favorable mix across the portfolio. SG&A for the segment was up $28.5 million and $37.1 million for the three and six month periods ended March 30, 2018 versus the 2017 periods, due mainly to incremental operating general and administrative expense coming with the CH2M acquisition. Impacts on operating profits from favorable foreign currency were not material for the three-month and six-month periods of 2018.
Other Corporate Expenses
Other corporate expenses for the three months ended March 30, 2018 were $35.7 million, an increase of $27.3 million from $8.3 million for the corresponding period last year and $77.8 million, an increase of $51.2 million from $26.6 million for the six month period ended March 30, 2018. These increases were due primarily to higher professional service fees, personnel related costs, settlement charges associated with the Sverdrup U.S. pension plan amounting to $3.8 million and higher depreciation associated with increased corporate technology investments, partially offset by savings associated with the 2015 Restructuring program.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
The following table summarizes our backlog at March 30, 2018 and March 31, 2017 (in millions):

	March 30, 2018	March 31, 2017
Aerospace, Technology, Environmental and Nuclear	$8,772	$5,576
Buildings, Infrastructure and Advanced Facilities	10,861	6,479
Energy, Chemicals and Resources	6,907	6,402
Total	$26,540	$18,457
The increase in backlog in Aerospace, Technology, Environmental and Nuclear from March 31, 2017 was primarily the result of new awards from the U.S. federal government and the CH2M acquisition.
The increase in backlog in Buildings, Infrastructure and Advanced Facilities from March 31, 2017 was primarily the result of new awards in Australia and the U.S. markets and the CH2M acquisition.
The increase in backlog in Energy, Chemicals and Resources from March 31, 2017 was due to the CH2M acquisition offset in part by work off of projects in the Americas with significant pass through cost.
Liquidity and Capital Resources
At March 30, 2018, our principal sources of liquidity consisted of $835.4 million in cash and cash equivalents, $588.1 million of available borrowing capacity under our $1.6 billion 2014 revolving credit facility (the “Revolving Credit Facility”), and cash flows from operating activities.
On December 15, 2017, the Company completed the acquisition of CH2M HILL Companies, Ltd. (CH2M), an international provider of engineering, construction, and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock. The Company paid total consideration of approximately $1.8 billion in cash (excluding $315.2 million in cash acquired) and issued approximately $1.4 billion of Jacobs’ common stock to the former stockholders and certain equity award holders of CH2M. In connection with the acquisition, the Company also assumed CH2M’s revolving credit facility and second lien notes, including a $20.0 million prepayment penalty, which totaled approximately $700.0 million. Immediately following the effective time of the acquisition, the Company repaid CH2M’s revolving credit facility and second lien notes including the related prepayment penalty. The Company financed the cash consideration for the CH2M acquisition, the repayment of CH2M’s outstanding indebtedness and other transaction expenses with a combination of cash on hand and debt financing, which included borrowings under the Term Loan Facility in an aggregate principal amount of $1.5 billion and additional borrowings under the Revolving Credit Facility.
At March 30, 2018, our cash and cash equivalents were $835.4 million, an increase of $61.2 million from $774.2 million at September 29, 2017.
This increase was due to cash flows provided by operations of $54.2 million and favorable cash flows from financing activities of $1.5 billion, partly offset by $1.5 billion in cash flows used in investing activities. On a comparative basis, cash and cash equivalents increased $18.8 million to $674.6 million during the six month period ended March 31, 2017 from $655.7 million at September 30, 2016. This increase was driven mainly by cash flow from operations of $201.0 million, partly offset by cash flow used for financing activities of $93.1 million and cash flows used for investing activities of $72.5 million and exchange rate effects on cash of $16.6 million.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our cash flow from operations of $54.2 million during the six month period ended March 30, 2018 was comparatively lower than the $201.0 million in cash flow from operations for the corresponding period in fiscal 2017, due mainly to higher levels of working capital (mainly in accounts receivable), lower net earnings attributable to the group, cash used for payments on the opening balance sheet liabilities and post acquisition costs incurred in connection with the CH2M acquisition and payments associated with obligations from Restructuring and other charges.
Our cash used in investing activities for the six months ended March 30, 2018 was $1.5 billion and primarily driven by cash used for the CH2M acquisition, net of cash amounts acquired from the acquisition of $315.2 million. Additions to property and equipment were roughly flat for the comparative periods.
Our cash from financing activities of $1.5 billion for the six months ended March 30, 2018 resulted mainly from proceeds from borrowings of $3.1 billion, most of which was used in connection with financing of the CH2M acquisition. Repayments of long term debt of $1.5 billion during first half of fiscal 2018 were up compared to $687.1 million in the first half of fiscal 2017, with this increase due mainly to the payoff of CH2M’s legacy debt balances in connection with the closing of the acquisition. Comparatively lower cash flows from proceeds from issuances of common stock during the six month period ended March 30, 2018 were offset by lower cash outflows for common stock repurchases. The Company paid $44.2 million in dividends, including to noncontrolling interests of $4.4 million, during the six month period ended March 30, 2018, with $18.1 million in dividends paid in the comparative prior year period.
At March 30, 2018, the Company had approximately $240.9 million in cash and cash equivalents held in the U.S. and $594.5 million held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 10, Income Taxes of Notes to Consolidated Financial Statements included in our 2017 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $449.2 million in letters of credit outstanding at March 30, 2018. Of this amount, $2.5 million was issued under the Revolving Credit Facility and $446.7 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On March 12, 2018, Jacobs entered into a note purchase agreement (the "Note Purchase Agreement") pursuant to which the Company has agreed to issue and sell in a private placement transaction $500.0 million in the aggregate principal amount of the Company’s senior notes in three series: $190.0 million aggregate principal amount of 4.27% senior notes, Series A, due May 8, 2025, $180.0 million aggregate principal amount of 4.42% senior notes, Series B, due May 8, 2028 and $130.0 million aggregate principal amount of 4.52% senior notes, Series C, due May 8, 2030 (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes is expected to close in May 2018. The Company intends to use the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other indebtedness, investments, liens, mergers, asset sales and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default.
We believe we have adequate liquidity and capital resources to fund our operations, support our debt service, pay dividends and buy back shares and support our ongoing acquisition strategy for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity remaining under the Revolving Credit Facility and our continuing cash from operations. We were in compliance with all of our debt covenants at March 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please see the Note 11 Long-term Debt in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the Revolving Credit Facility, Term Loan Facility and Note Purchase Agreement.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our Term Loan Facility, Revolving Credit Facility, and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 30, 2018, we had an aggregate of $2.5 billion in outstanding borrowings under our Term Loan Facility and our Revolving Credit Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Term Loan Facility and Revolving Credit Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at a Eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. Additionally, if our consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points.
For the six months ended March 30, 2018, our weighted average floating rate borrowings were approximately $1.8 billion. If floating interest rates had increased by 1.00%, our interest expense for the six months ended March 30, 2018 would have increased by approximately $9.0 million.
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
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
As previously disclosed, the Company acquired CH2M in December 2017. Prior to the acquisition, CH2M reported in their Annual Report on Form 10-K Part II – Item 9A – Controls and Procedures for the year ended December 30, 2016 that it had identified a material weakness in its internal controls over financial reporting relating to internal control deficiencies that involved the development of project cost estimates for long-term contracts accounted for under the percentage-of-completion method.  Prior to the closing of the acquisition, CH2M management developed and initiated a plan to remediate these internal control deficiencies, which included the implementation of new and revised key internal controls. As of March 30, 2018, management of the Company has not fully assessed CH2M’s internal control over financial reporting and is currently testing new and revised internal controls for design and operating effectiveness.  As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of CH2M that are subsumed by internal control over financial reporting. CH2M accounted for approximately 41% of total assets as of the Evaluation Date and approximately 20% of total revenues of the Company for the six-month period ended on the Evaluation Date.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s system of internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, during the quarter ended March 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
The information required by this Item 1 is included in the Note 18, Commitments and Contingencies included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
Please refer to Item 1A, Risk Factors in our 2017 Form 10-K and our subsequent Quarterly Report on Form 10-Q for the first fiscal quarter of 2018, which are incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the first fiscal quarter of 2018.
Share Repurchases
A summary of repurchases of our common stock made during each fiscal month during the second quarter of fiscal 2018 is as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Numbers of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 27, 2018 - February 23, 2018	49	$60.77	49	$247,288

(1)	Includes commissions paid.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure.
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

4.1
Note Purchase Agreement, dated March 12, 2018, by and between Jacobs Engineering Group Inc. and the Purchasers identified therein. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on March 13, 2018, and incorporated herein by reference.

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
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2018