Form 10-Q
period 2018-06-29
JACOBS ENGINEERING GROUP INC /DE/
filed 2018-08-06
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2018

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
Number of shares of common stock outstanding at July 27, 2018: 141,904,099

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 29, 2018 (unaudited)	September 29, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$824,370	$774,151
Receivables	3,463,697	2,102,543
Prepaid expenses and other	187,978	119,486
Total current assets	4,476,045	2,996,180
Property, Equipment and Improvements, net	471,104	349,911
Other Noncurrent Assets:
Goodwill	5,955,048	3,009,826
Intangibles, net	680,664	332,920
Miscellaneous	968,951	692,022
Total other noncurrent assets	7,604,663	4,034,768
	$12,551,812	$7,380,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$8,964	$3,071
Accounts payable	1,072,057	683,605
Accrued liabilities	1,455,266	939,687
Billings in excess of costs	559,898	299,864
Total current liabilities	3,096,185	1,926,227
Long-term Debt	2,336,473	235,000
Other Deferred Liabilities	1,066,237	732,281
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—141,860,952 shares and 120,385,544 shares as of June 29, 2018 and September 29, 2017, respectively	141,861	120,386
Additional paid-in capital	2,670,620	1,239,782
Retained earnings	3,880,886	3,721,698
Accumulated other comprehensive loss	(728,176)	(653,514)
Total Jacobs stockholders’ equity	5,965,191	4,428,352
Noncontrolling interests	87,726	58,999
Total Group stockholders’ equity	6,052,917	4,487,351
	$12,551,812	$7,380,859

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Months Ended June 29, 2018 and June 30, 2017
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenues	$4,156,663	$2,514,751	$10,842,001	$7,368,922
Direct cost of contracts	(3,380,254)	(2,055,386)	(8,805,048)	(6,070,961)
Gross profit	776,409	459,365	2,036,953	1,297,961
Selling, general and administrative expenses	(563,680)	(330,890)	(1,630,294)	(1,012,685)
Operating Profit	212,729	128,475	406,659	285,276
Other Income (Expense):
Interest income	1,277	2,123	6,896	5,697
Interest expense	(23,787)	(4,054)	(50,106)	(11,327)
Miscellaneous income (expense), net	2,564	852	(6,582)	(5,879)
Total other (expense) income, net	(19,946)	(1,079)	(49,792)	(11,509)
Earnings Before Taxes	192,783	127,396	356,867	273,767
Income Tax Expense	(42,712)	(38,767)	(152,302)	(79,820)
Net Earnings of the Group	150,071	88,629	204,565	193,947
Net (Earnings) Loss Attributable to Noncontrolling Interests	151	403	(3,593)	5,639
Net Earnings Attributable to Jacobs	$150,222	$89,032	$200,972	$199,586
Net Earnings Per Share:
Basic	$1.05	$0.74	$1.47	$1.65
Diluted	$1.05	$0.74	$1.46	$1.64

See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended June 29, 2018 and June 30, 2017
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net Earnings of the Group	$150,071	$88,629	$204,565	$193,947
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(114,044)	66,763	(86,350)	(179,320)
Gain (loss) on cash flow hedges	(107)	(4,386)	954	362
Change in pension liabilities	2,814	(13,991)	11,680	8,304
Other comprehensive income (loss) before taxes	(111,337)	48,386	(73,716)	(170,654)
Income Tax Expense:
Cash flow hedges	786	1,016	637	(90)
Change in pension liabilities	(561)	2,220	(1,583)	(2,049)
Income Tax (Expense) Benefit:	225	3,236	(946)	(2,139)
Net other comprehensive income (loss)	(111,112)	51,622	(74,662)	(172,793)
Net Comprehensive Income (Loss) of the Group	38,959	140,251	129,903	21,154
Net (Earnings) Loss Attributable to Noncontrolling Interests	151	403	(3,593)	5,639
Net Comprehensive Income (Loss) Attributable to Jacobs	$39,110	$140,654	$126,310	$26,793

See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 29, 2018 and June 30, 2017
(In thousands)
(Unaudited)

	For the Nine Months Ended
	June 29, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$204,565	$193,947
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	88,715	52,718
Intangible assets	58,495	34,891
(Gain) loss on sales of business	(444)	822
Stock based compensation	61,821	32,128
Tax deficiency from stock based compensation	—	(2,742)
Equity in earnings of operating ventures, net	(8,387)	(2,378)
(Gain) loss on disposals of assets, net	10,055	1,150
Loss (gain) on pension plan changes	3,819	(9,955)
Deferred income taxes	(7,374)	(20,152)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables	(316,386)	44,163
Prepaid expenses and other current assets	5,620	(2,095)
Accounts payable	138,713	31,682
Accrued liabilities	(93,368)	(53,719)
Billings in excess of costs	34,695	70,974
Income taxes payable	101,451	23,161
Other deferred liabilities	(21,007)	(18,782)
Other, net	7,967	4,774
Net cash (used for) provided by operating activities	268,950	380,587
Cash Flows Used for Investing Activities:
Additions to property and equipment	(63,408)	(73,552)
Disposals of property and equipment	428	1,274
Distributions of capital from (contributions to) equity investees	7,614	—
Acquisitions of businesses, net of cash acquired	(1,488,546)	(24,782)
Proceeds (payments) related to sales of businesses	3,403	(2,036)
Net cash used for investing activities	(1,540,509)	(99,096)
Cash Flows Provided by Financing Activities:
Proceeds from long-term borrowings	5,371,355	1,065,289
Repayments of long-term borrowings	(3,970,130)	(1,169,763)
Proceeds from short-term borrowings	1,861	1,348
Repayments of short-term borrowings	(699)	(702)
Proceeds from issuances of common stock	33,588	53,290
Common stock repurchases	(2,982)	(97,180)
Excess tax benefits from stock based compensation	—	2,742
Taxes paid on vested restricted stock	(27,975)	—
Cash dividends, including to noncontrolling interests	(65,232)	(40,711)
Net cash provided by (used for) financing activities	1,339,786	(185,687)
Effect of Exchange Rate Changes	(18,008)	6,776
Net Increase in Cash and Cash Equivalents	50,219	102,580
Cash and Cash Equivalents at the Beginning of the Period	774,151	655,716
Cash and Cash Equivalents at the End of the Period	$824,370	$758,296
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 29, 2018

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 29, 2018, and for the three and nine month periods ended June 29, 2018.
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
The net carrying amounts of cash and cash equivalents, trade receivables and payables, and notes payable approximate fair value due to the short-term nature of these instruments. See Note 11 Long Term Debt for a discussion of the fair value of long-term debt.

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
The Company’s adoption activities are being performed over three phases: (i) assessment, (ii) design, and (iii) implementation. Our assessment and design phases are complete. We have established a cross-functional team to implement ASU 2014-09. As part of the implementation process, the Company has identified the following potentially significant differences to date:
Performance Obligations
Under current U.S. GAAP, the Company typically segments contracts that contain multiple services by service type, such as engineering, procurement and construction services, for purposes of revenue recognition.
Under ASU 2014-09, multiple-service contracts where the Company is responsible for providing a single deliverable (e.g., a constructed asset) will be treated as a single performance obligation for purposes of revenue recognition and thus no longer will be segmented. Typically, this will occur when the company is contracted to perform both engineering and construction on a project. In these circumstances, the timing and pattern of revenue recognition will change.
The remainder of the Company's contracts will continue to be treated as a single unit of account because they either contain only one service or because the Company has determined that the component services in the contract are distinct.
Contract Modifications
In many instances, the Company enters into separate contracts for related services (e.g., engineering and construction) but is held responsible for providing a single deliverable (“Phased Projects”). Under ASU 2014-09, the separate contracts may be required to be combined and treated as a single contract with one performance obligation. This modification or combination of contracts may result in a cumulative catchup adjustment, which will have an immediate impact on the Company’s results of operations in the period the contract combination or modification occurs. In addition, it will change the timing and pattern of revenue recognition after the period the contracts have been combined or modified. The Company analyzed its current Phased Projects and concluded that a number of these arrangements would be combined under ASU 2014-09.
Based on the two noted changes above, the Company has identified selected changes to our systems, processes and internal controls and designed updates for each to meet the standard's revised reporting and disclosure requirements. The Company has also assessed the impact of ASU 2014-09 to the recently acquired CH2M business. We will align CH2M's accounting policies, processes and controls with the policies, processes and controls being implemented across the Company.
The Company will adopt the new standard using the Modified Retrospective application. This standard could have a significant impact on the Company’s Consolidated Financial Statements and an administrative impact on its operations. The impact will depend on the magnitude of the items discussed above. While the Company will continue to evaluate the impact through the implementation phase, we expect a downward adjustment to retained earnings in the period of adoption due to revenue timing for certain engineering and construction contracts shifting when they are accounted for as a single performance obligation.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
In March 2017, the FASB issued ASU No. 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the consolidated statements of earnings and comprehensive income below operating income. ASU 2017-7 is effective for fiscal years beginning after December 15, 2017 for public companies and early adoption is permitted. Management is currently evaluating the impact that the adoption of ASU 2017-07 will have on the Company's financial position, results of operations and cash flows.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following summarizes the estimated fair values of CH2M assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$315.2
Receivables	1,156.0
Prepaid expenses and other	72.7
Property, equipment and improvements, net	175.1
Goodwill	2,967.1
Identifiable intangible assets:
Customer relationships, contracts and backlog	412.3
Lease intangible assets	4.4
Total identifiable intangible assets	416.7
Miscellaneous	353.2
Total Assets	$5,456.0

Liabilities
Notes payable	$2.2
Accounts payable	309.6
Accrued liabilities	719.3
Billings in excess of costs	265.8
Identifiable intangible liabilities:
Lease intangible liabilities	9.6
Long-term debt	705.9
Other deferred liabilities	381.6
Total Liabilities	2,394.0
Noncontrolling interests	(37.3)
Net assets acquired	$3,024.7
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized from the acquisition largely results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of purchased receivables, intangible assets and liabilities, property, equipment and improvements, tax balances, contingent liabilities, long-term leases or acquired contracts. The final purchase price allocation will result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. See Note 18, Commitments and Contingencies, relating to CH2M contingencies.

Since the initial preliminary estimates reported in the first quarter of 2018, the Company has updated certain provisional amounts reflected in the preliminary purchase price allocation, as summarized in the estimated fair values of CH2M assets acquired and liabilities assumed above. Specifically, the carrying amount of the intangible assets discussed above were decreased by $186.2 million as a result of valuation adjustments. Additionally, the carrying amount of property, equipment and improvements, net decreased by $50.5 million to reflect its estimated fair value, receivables decreased $45.9 million and accrued liabilities increased $60.3 million, respectively, primarily related to contracts. Further, miscellaneous long-term assets increased $75.8 million largely due to the deferred tax impact of these valuation adjustments. As a result of these adjustments to the initial preliminary purchase price allocation, goodwill has increased $268.3 million. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date.

Customer relationships, contracts and backlog intangibles represent the fair value of existing contracts, the underlying customer relationships and backlog of consolidated subsidiaries and have lives ranging from 9 to 11 years (weighted average life of approximately 10 years). Other intangible assets and liabilities primarily consist of the fair value of office leases and have a weighted average life of approximately 10 years.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Estimated fair value measurements relating to the CH2M acquisition are made primarily using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using inputs primarily from the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflect the level of risk associated with receiving future cash flows. The estimated fair value of land has been determined using the market approach, which arrives at an indication of value by comparing the site being valued to sites that have been recently acquired in arm’s-length transactions. Buildings and land improvements are valued using the cost approach using a direct cost model built on estimates of replacement cost. Other personal property assets such as furniture, fixtures and equipment are valued using the cost approach which is based on replacement or reproduction costs of the asset less depreciation.
Other deferred liabilities were comprised primarily of pensions and other long-term employee related liabilities totaling approximately $291.0 million.
From the acquisition date of December 15, 2017 through the end of the third fiscal quarter of 2018, CH2M contributed approximately $2.5 billion in revenue and $87.9 million in pretax income included in the accompanying consolidated statement of earnings. Included in these results were approximately $93.3 million in pre-tax restructuring and transaction costs.
Transaction costs associated with the CH2M acquisition in the accompanying consolidated statements of earnings for the three and nine months ended June 29, 2018 are comprised of the following (in millions):

	Three Months Ended June 29, 2018	Nine Months Ended June 29, 2018

Personnel costs	$4.3	$50.2
Professional services and other expenses	1.1	27.9
Total	$5.4	$78.1
Personnel costs above include change of control payments and related severance costs.
The following presents summarized unaudited pro forma operating results of Jacobs assuming that the Company had acquired CH2M at October 1, 2016. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred (in millions):

	Nine Months Ended
	June 29, 2018	June 30, 2017

Revenues	$11,869.8	$10,709.9
Net earnings	$226.1	$130.8
Net earnings (loss) attributable to Jacobs	$222.1	$112.7
Net earnings (loss) attributable to Jacobs per share:
Basic earnings (loss) per share	$1.56	$0.80
Diluted earnings (loss) per share	$1.55	$0.80
Included in the unaudited pro forma operating results are charges relating to transaction expenses, severance expense and other items that are removed from the nine months ended June 29, 2018 and are reflected in the nine months ended June 30, 2017 due to the assumed timing of the transaction. Also, income tax expense (benefit) for the nine month pro forma periods ended June 29, 2018 and June 30, 2017 was $180.4 million and ($14.9) million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

6.	Goodwill and Intangibles
As a result of the segment realignment in the prior quarter (See Note 7, Segment Information), the historical carrying value of goodwill was allocated to the three remaining reportable segments to present balances on a comparable basis. The carrying value of goodwill appearing in the accompanying Consolidated Balance Sheets at June 29, 2018 and September 29, 2017 was as follows (in millions):

	Aerospace, Technology, Environmental and Nuclear	Buildings, Infrastructure and Advanced Facilities	Energy, Chemicals and Resources	Total
Balance September 29, 2017	$1,038.2	$1,048.8	$922.8	$3,009.8
Acquired	1,090.9	1,492.1	384.1	2,967.1
Post-Acquisition Adjustments	2.9	(0.1)	—	2.8
Foreign Exchange Impact	(8.2)	(9.5)	(7.0)	(24.7)
Balance June 29, 2018	$2,123.8	$2,531.3	$1,299.9	$5,955.0
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
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at June 29, 2018 and September 29, 2017 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Patents	Lease Intangible Assets	Other	Total
Balances September 29, 2017	$301,468	$14,462	$6,699	$10,180	$—	$111	$332,920
Acquisitions	412,300	237	—	—	4,415	—	416,952
Post-Acquisition Adjustments	200	(1,921)	(1,700)	—	—	—	(3,421)
Amortization	(54,288)	(1,150)	(2,292)	(310)	(417)	(38)	(58,495)
Foreign currency translation	(6,608)	—	(87)	(597)	—		(7,292)
Balances June 29, 2018	$653,072	$11,628	$2,620	$9,273	$3,998	$73	$680,664
In addition, we acquired $9.6 million in lease intangible liabilities in connection with the CH2M acquisition, of which $9.0 million remain unamortized at June 29, 2018.
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2018 and for the succeeding years. The amounts below include preliminary amortization estimates for the CH2M opening balance sheet fair values of the customer relationships, contracts and backlog intangible assets that are still preliminary and are subject to change.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Fiscal Year	(in millions)
2018 (three months remaining)	$20.8
2019	86.4
2020	83.4
2021	79.8
2022	78.6
Thereafter	322.7
Total	$671.7

7.	Segment Information
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
On December 15, 2017, the Company completed the acquisition of CH2M. For purposes of the Company’s third quarter fiscal 2018 segment reporting, the operating financial information of CH2M has been categorized within the Company’s new LOB business structure, with its sales and operating profit results for the time period during which CH2M has been under the ownership of the Company being allocated to the Company’s ATEN, BIAF and ECR lines of business under a transitional business organization structure. The Company has not completed its final assessment of the CH2M purchase price allocation, including the fair value estimates of assets acquired and liabilities assumed.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenues from External Customers:
Aerospace, Technology, Environmental and Nuclear	$1,221,306	$610,643	$3,072,900	$1,815,871
Buildings, Infrastructure and Advanced Facilities	1,707,072	987,159	4,497,249	2,823,882
Energy, Chemicals and Resources	1,228,285	916,949	3,271,852	2,729,169
Total	$4,156,663	$2,514,751	$10,842,001	$7,368,922

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Segment Operating Profit:
Aerospace, Technology, Environmental and Nuclear (1)	$89,334	$49,383	$217,003	$143,781
Buildings, Infrastructure and Advanced Facilities (2)	145,901	72,991	347,887	191,680
Energy, Chemicals and Resources	61,969	45,792	164,759	120,106
Total Segment Operating Profit	297,204	168,166	729,649	455,567
Other Corporate Expenses (3)	(33,131)	(28,991)	(110,919)	(55,625)
Restructuring and Other Charges	(46,922)	(10,700)	(135,156)	(114,666)
CH2M Transaction Costs	(4,422)	—	(76,915)	—
Total U.S. GAAP Operating Profit	212,729	128,475	406,659	285,276
Total Other (Expense) Income, net (4)	(19,946)	(1,079)	(49,792)	(11,509)
Earnings Before Taxes	$192,783	$127,396	$356,867	$273,767

(1)	Includes $15.0 million in charges during the nine month period ended June 29, 2018 associated with a legal matter.

(2)	Excludes $22.6 million in restructuring and other charges for the nine months ended June 30, 2017. See Note 10, Restructuring and Other Charges.

(3)	Includes $15.0 million in other corporate charges associated with a certain project for the three months ended June 29, 2018.

(4)
Includes amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $1.2 million for the three and nine months ended June 29, 2018, respectively. Also includes $1.2 million of restructuring and other expenses for the nine months ended June 30, 2017.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following tables present total services revenues for each reportable segment for the three and nine months ended June 29, 2018 and June 30, 2017 (in thousands). Certain reclassifications have been made in connection with the segment realignment which took place in the second quarter of fiscal 2018.

	For the Three Months Ended				For the Nine Months Ended
	June 29, 2018				June 29, 2018
	Aerospace, Technology, Environmental and Nuclear	Buildings, Infrastructure and Advanced Facilities	Energy, Chemicals and Resources	Total	Aerospace, Technology, Environmental and Nuclear	Buildings, Infrastructure and Advanced Facilities	Energy, Chemicals and Resources	Total
Technical Professional Services Revenues
Project Services	$592,290	$1,265,193	$275,884	$2,133,367	$1,415,382	$3,412,655	$908,397	$5,736,434
Process, Scientific, and Systems Consulting	316,175	2,982	6,971	326,128	823,404	7,453	18,488	849,345
Total Technical Professional Services Revenues	908,465	1,268,175	282,855	2,459,495	2,238,786	3,420,108	926,885	6,585,779
Field Services Revenues
Construction	175,154	433,270	680,553	1,288,977	478,893	1,065,879	1,683,296	3,228,068
Operations and Maintenance ("O&M")	137,687	5,627	264,877	408,191	355,221	11,262	661,671	1,028,154
Total Field Services Revenues	312,841	438,897	945,430	1,697,168	834,114	1,077,141	2,344,967	4,256,222
	$1,221,306	$1,707,072	$1,228,285	$4,156,663	$3,072,900	$4,497,249	$3,271,852	$10,842,001

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2017				June 30, 2017
	Aerospace, Technology, Environmental and Nuclear	Buildings, Infrastructure and Advanced Facilities	Energy, Chemicals and Resources	Total	Aerospace, Technology, Environmental and Nuclear	Buildings, Infrastructure and Advanced Facilities	Energy, Chemicals and Resources	Total
Technical Professional Services Revenues
Project Services	$232,288	$704,940	$267,300	$1,204,528	$619,149	$1,992,889	$812,008	$3,424,046
Process, Scientific, and Systems Consulting	190,955	2,537	5,463	198,955	575,728	8,868	15,554	600,150
Total Technical Professional Services Revenues	423,243	707,477	272,763	1,403,483	1,194,877	2,001,757	827,562	4,024,196
Field Services Revenues
Construction	82,295	276,013	483,911	842,219	254,505	811,410	1,445,720	2,511,635
Operations and Maintenance ("O&M")	105,105	3,669	160,275	269,049	366,489	10,715	455,887	833,091
Total Field Services Revenues	187,400	279,682	644,186	1,111,268	620,994	822,125	1,901,607	3,344,726
	$610,643	$987,159	$916,949	$2,514,751	$1,815,871	$2,823,882	$2,729,169	$7,368,922

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

8.	Receivables
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at June 29, 2018 and September 29, 2017, as well as certain other related information (in thousands):

	June 29, 2018	September 29, 2017
Components of receivables:
Amounts billed, net	$1,595,644	$949,060
Unbilled receivables and other	1,844,918	1,118,144
Retentions receivable	23,135	35,339
Total receivables, net	$3,463,697	$2,102,543
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$454,107	$226,236
Claims receivable	$4,600	$4,600
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

9.	Property, Equipment and Improvements, Net
Property, Equipment and Improvements, Net in the accompanying Consolidated Balance Sheets at June 29, 2018 and September 29, 2017 consist of the following (in thousands):

	June 29, 2018	September 29, 2017
Land	$20,010	$17,197
Buildings	129,769	93,313
Equipment	715,476	627,609
Leasehold improvements	264,179	220,295
Construction in progress	24,887	21,300
	1,154,321	979,714
Accumulated depreciation and amortization	(683,217)	(629,803)
	$471,104	$349,911

10.	Restructuring and Other Charges
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and pre-integration plans associated with the pending acquisition of CH2M, which closed on December 15, 2017.  The restructuring activities and related costs under these plans were comprised mainly of severance and lease abandonment programs, while the pre-integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s acquisition integration management efforts.  Following the closing of the CH2M acquisition, these activities have

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

continued into the first three quarters of 2018 and include restructuring activities amounting to approximately $33.9 million and $94.6 million in pre-tax charges during the three and nine month periods ended June 29, 2018, respectively. The integration activities for the same periods amounted to approximately $12.6 million and $40.6 million in pre-tax charges for the three and nine months ended June 29, 2018, respectively. These activities are expected to continue through fiscal 2019 and are not expected to involve the exit of any service types or client end-markets.

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

The following table summarizes the impacts of the Restructuring and other charges (or recoveries, which primarily relate to the reversals of lease abandonment accruals related to previously vacated facilities which are now planned to be utilized) by line of business in connection with the CH2M acquisition for the three and nine months ended June 29, 2018 and the 2015 Restructuring and realignment of the Company's Europe, U.K. and Middle East regional operations for the three and nine months ended June 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Aerospace, Technology, Environmental and Nuclear	$16,936	$(18)	$18,655	$1,628
Buildings, Infrastructure and Advanced Facilities	32,423	8,504	53,603	47,697
Energy, Chemicals and Resources	16,379	(652)	12,412	35,790
Corporate (1)	(19,282)	2,866	50,486	30,784
Total	$46,456	$10,700	$135,156	$115,899
(1) The three month ended June 29, 2018 amounts reflect certain reclassifications between corporate and the lines of businesses associated with the CH2M acquisition to conform with year to date presentations.
The activity in the Company’s accrual for the Restructuring and other charges for the nine-month period ended June 29, 2018 is as follows (in thousands):

Balance at September 29, 2017	$142,767
CH2M acquisition assumed liabilities	31,576
CH2M charges	135,156
Payments and other	(133,324)
Balance at June 29, 2018	$176,175

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M acquisition for the three and nine month periods ended June 29, 2018, and the 2015 Restructuring and realignment of the Company's Europe, U.K. and Middle East regional operations for the three and nine months ended June 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Lease Abandonments	$14,678	$2,712	$55,114	$47,313
Involuntary Terminations	10,215	4,120	29,335	34,006
Outside Services	11,418	684	28,176	4,236
Other	10,145	3,184	22,531	30,344
Total	$46,456	$10,700	$135,156	$115,899
Cumulative amounts incurred to date for Restructuring and other charges by each major type of cost as of June 29, 2018 are as follows (in thousands):

Lease Abandonments	$293,973
Involuntary Terminations	213,914
Outside Services	52,545
Other	55,262
Total	$615,694

11.	Long-term Debt
At June 29, 2018 and September 29, 2017, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	June 29, 2018	September 29, 2017
Revolving Credit Facility	LIBOR + applicable margin (1)	February 2020	$338,816	$235,000
Term Loan Facility	LIBOR + applicable margin (2)	December 2020	1,500,000	—
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	—
Senior Notes, Series B	4.42%	May 2028	180,000	—
Senior Notes, Series C	4.52%	May 2030	130,000	—
Less: Deferred Financing Fees			(5,409)	—
Other	Varies	Varies	3,066	—
Total Long-term debt, net			$2,336,473	$235,000

(1)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates at June 29, 2018 and September 29, 2017 were approximately 1.38% to 3.36% and 1.0% to 2.23%, respectively.

(2)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Term Loan Facility), borrowings under the Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rate at June 29, 2018 was approximately 3.72%.

On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “Revolving Credit Facility”) with a syndicate of large U.S. and international banks and financial institutions. The Revolving Credit Facility provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion. On September 28, 2017, the Company entered into a Second Amendment to the Revolving Credit Facility, which provides for, among other things, an amendment to certain financial definitions used in the Revolving Credit Facility, including “Consolidated EBITDA” and increases the permitted leverage ratio on a short-term basis in relation to the acquisition of

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

CH2M and future permitted material acquisitions. This Second Amendment was effective upon the consummation of the acquisition of CH2M in December 2017.
The Revolving Credit Facility permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the Revolving Credit Facility. The Revolving Credit Facility also provides for a financial letter of credit sub facility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio at the time any such letter of credit is issued. The Company pays a facility fee of between 0.100% and 0.250% per annum depending on the Company’s Consolidated Leverage Ratio. Amounts outstanding under the Revolving Credit Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of euro currency loans. The Revolving Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, investments, liens, acquisitions, dispositions, fundamental changes and transactions with affiliates. In addition, the Revolving Credit Facility contains customary events of default. We were in compliance with the covenants under the Revolving Credit Facility at June 29, 2018.

On September 28, 2017, the Company entered into a $1.5 billion unsecured delayed-draw term loan facility (the “Term Loan Facility”) with a syndicate of financial institutions as lenders and letter of credit issuers. We incurred loans under the Term Loan Facility on December 15, 2017 in connection with the closing of the CH2M acquisition in order to pay cash consideration for the acquisition, and to pay fees and expenses related to the acquisition and the Term Loan Facility. Amounts outstanding under the Term Loan Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The Term Loan Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, investments, liens, acquisitions, dispositions fundamental changes and transactions with affiliates. In addition, the Term Loan Facility contains customary events of default. We were in compliance with the covenants under the Term Loan Facility at June 29, 2018.

On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500.0 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other indebtedness, liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at June 29, 2018.
In conjunction with the acquisition of CH2M, the Company assumed certain long-term financing that was incurred by CH2M prior to the acquisition.  The total balance included in long-term debt assumed as of June 29, 2018 was $3.1 million, which is primarily comprised of equipment financing, bearing interest rates ranging from 0.22% to 3.29% due in monthly installments through September 2021.
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facility and Other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $498.4 million at June 29, 2018, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $2.5 million in letters of credit under the Revolving Credit Facility, leaving $1.3 billion of available borrowing capacity under the Revolving Credit Facility at June 29, 2018. In addition, the Company had issued $446.7 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $449.2 million at June 29, 2018.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
The following table sets forth pass-through costs included in revenues for each of the three and nine month periods ended June 29, 2018 and June 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Pass-through costs included in revenues	$889,147	$628,070	$2,198,197	$1,861,615
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
Certain of our joint ventures meet the definition of a variable interest entity (“VIE”). In evaluating our VIEs for possible consolidation, we perform a qualitative analysis to determine whether or not we have a “controlling financial interest” in the VIE as defined by U.S. GAAP. We consolidate only those VIEs over which we have been determined to be the primary beneficiary.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

For the Company’s unconsolidated joint ventures, we use either the equity method of accounting or proportionate consolidation. There were no changes in facts and circumstances during the period that caused the Company to reassess the method of accounting for its VIEs.

13.	Defined Pension Benefit Obligations
The following table presents the components of net periodic benefit cost recognized in earnings during the three and nine months ended June 29, 2018 and June 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Component:
Service cost	$3,720	$2,349	$8,685	$6,749
Interest cost	19,416	9,357	46,987	26,786
Expected return on plan assets	(31,388)	(16,722)	(76,406)	(47,837)
Amortization of previously unrecognized items	2,814	3,770	7,861	10,858
Settlement loss (gain)	—	51	3,819	135
	$(5,438)	$(1,195)	$(9,054)	$(3,309)
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
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2018 (in thousands):

Cash contributions made during the first nine months of fiscal 2018	$18,862
Cash contributions projected for the remainder of fiscal 2018	61,161
Total	$80,023
During July 2018, the Company made contributions of $55.0 million to our pension plans, primarily for plans acquired as part of the CH2M transaction.

14.	Share-based Payments
During the first quarter of fiscal year 2018, the Company adopted ASU No 2016-09, Improvements to Employee Share Based Payment Accounting. As a result, the cash paid by the Company to taxing authorities as a result of withholding shares for the exercise of employee stock awards is classified as financing activity and this change is adopted retrospectively. Additionally, all excess tax benefits related to share-based payments in our provision for income taxes are now classified as an operating activity along with other income taxes in the statement of cash flows and this change is applied prospectively. These items were historically recorded in additional paid-in capital and in financing activities. The amount recognized by the Company in excess tax benefits related to share-based payments in our provision for income taxes for the three and nine months ended June 29, 2018 was not material.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

15.	Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax for the nine months ended June 29, 2018 (in thousands):

	Change in Pension Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at September 29, 2017	$(265,578)	$(386,141)	$(1,795)	$(653,514)
Net other comprehensive income (loss)	10,097	(86,350)	1,591	(74,662)
Balance at June 29, 2018	$(255,481)	$(472,491)	$(204)	$(728,176)

16.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act reduced the corporate U.S. federal statutory tax rate from 35% to 21% starting on January 1, 2018, resulting in a blended statutory tax rate for fiscal year filers. The Company’s blended federal statutory tax rate for fiscal 2018 is 24.6%. It also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, places limitations and exclusions on varied tax deductions and creates new taxes on certain foreign sourced earnings. The majority of the tax provisions, excluding the change in corporate tax rates, are effective for the first tax year beginning after January 1, 2018, which will be the Company’s taxable year beginning fiscal 2019.
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
As of June 29, 2018, we have not completed our accounting for the tax effects of the enactment of the Act. However, we have made a provisional estimate of the effects of the statutory tax rate reduction impact on our existing deferred tax balances and the one-time transition tax. We are not yet able to make a reasonable estimate on the other aspects of the Act and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment of the Act.
For the deferred tax balances, we remeasured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s revised provisional remeasurement resulted in a $14.0 million net unfavorable discrete charge to income tax expense for the nine months ended June 29, 2018. In addition, during the first quarter of fiscal 2018 the Company recorded a provisional valuation allowance with respect to certain foreign tax credit deferred tax assets as a result of the Tax Act in the amount of $52.5 million. We are still analyzing many aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax assets and liabilities.
The Act calls for a one-time tax on deemed repatriation of foreign earnings. This one-time transition tax is based on our total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. We have made a provisional estimate of the transition tax. Based upon our review of the Company’s historical foreign tax credit position and post-1986 E&P, it is estimated at this time that the Company should have a $13.1 million expense related to the transition tax. The Company has sufficient foreign tax credits that are expected to offset the transition tax. The net tax cash impact is anticipated to be zero. However, we are still in the process of completing our calculation of the total post-1986 E&P for the newly acquired foreign subsidiaries related to the recent CH2M acquisition. Our estimate may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The Company’s consolidated effective income tax rate for the three months ended June 29, 2018 decreased to 22.2% from 30.4% when compared to the corresponding period last year. The decrease in the quarterly effective tax rate is primarily due to the reduction in the U.S. statutory tax rate, a $3.6 million discrete benefit related to internal revenue service code section 179D, a nonrecurring benefit of $2.8 million related to tax accounting method changes and a $5.7 million federal hurricane credit.
The Company’s consolidated effective income tax rate for the nine months ended June 29, 2018 was 42.7%, an increase from 29.2% for the corresponding period last year. The year over year increase in the effective tax rate is primarily due to an increase of $60.1 million in net discrete charges during the nine-month period. The increase in the discrete charges was primarily comprised of a valuation allowance charge of $52.5 million and a $14.0 million detriment from the provisional remeasurement of the deferred tax items in the U.S, offset by a $5.7 million benefit related to a federal hurricane credit.
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
It is reasonably possible that, during the next twelve months, we may realize a decrease in our uncertain tax positions of approximately $7.2 million as a result of concluding various tax audits and closing tax years.
On December 15, 2017, the Company completed the acquisition of CH2M. For income tax purposes, the transaction was accounted for as a stock purchase. As a result of the acquisition, the Company adjusted its U.S. GAAP opening balance sheet of CH2M to reflect preliminary estimates of the fair value of the net assets acquired.  For income tax purposes, the tax attributes and basis of net assets acquired carryover without any step-up to fair value. The Company has made preliminary estimates and recorded deferred taxes associated with the purchase accounting. It is expected that the Company will make adjustments to the purchase accounting over the relevant measurement period as allowed by ASC 805.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and nine months ended June 29, 2018 and June 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Numerator for Basic and Diluted EPS:
Net income	$150,222	$89,032	$200,972	$199,586
Net income allocated to participating securities	(629)	(904)	(898)	(2,237)
Net income allocated to common stock for EPS calculation	$149,593	$88,128	$200,074	$197,349

Denominator for Basic and Diluted EPS:
Weighted average basic shares	142,612	120,429	136,717	120,773
Shares allocated to participating securities	(597)	(1,223)	(743)	(1,413)
Shares used for calculating basic EPS attributable to common stock	142,015	119,206	135,974	119,360

Effect of dilutive securities:
Stock compensation plans	1,014	650	1,028	794
Shares used for calculating diluted EPS attributable to common stock	143,029	119,856	137,002	120,154

Basic EPS	$1.05	$0.74	$1.47	$1.65
Diluted EPS	$1.05	$0.74	$1.46	$1.64
Share Repurchases
On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of the Company’s common stock, to expire on July 31, 2018. On July 19, 2018, the Company's Board of Directors authorized the continuation of this share repurchase program for an additional three years, to expire on July 31, 2021. There were no share repurchases during the three months ended June 29, 2018.
The following table summarizes the activity under this program during fiscal 2018:

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000,000	$60.77	49,074	49,074

(1)	Includes commissions paid and calculated at the average price per share.
Share repurchases may be executed through various means including, without limitation, open market transactions, privately negotiated transactions or otherwise. The share repurchase program does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing of share repurchases may depend upon market conditions, other uses of capital, and other factors.
Dividend Program
In the fourth fiscal quarter of 2017, the Company declared a dividend of $0.15 per share of the Company’s common stock that was paid in the first fiscal quarter of 2018. In the second and third fiscal quarters of 2018, the Company declared and paid a dividend of $0.15 per share of the Company’s common stock, for a total of $0.45 per share paid during the nine-month period ended June 29, 2018.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

On July 19, 2018, the Company‘s Board of Directors declared a dividend of $0.15 per share of the Company’s common stock that will be paid on August 31, 2018, to shareholders of record on the close of business on August 3, 2018. Future dividend declarations are subject to review and approval by the Company’s Board of Directors.

18.	Commitments and Contingencies
In the normal course of business, we make contractual commitments some of which are supported by separate guarantees; and on occasion we are a party in a litigation or arbitration proceeding. The litigation in which we are involved includes personal injury claims, professional liability claims, and breach of contract claims. In most cases, we are the defendant. Where we provide a separate guarantee, it is strictly in support of the underlying contractual commitment. Guarantees take various forms including surety bonds required by law, or standby letters of credit ("LOC") (also referred to as “bank guarantees”) or corporate guarantees given to induce a party to enter into a contract with a subsidiary. Standby LOCs are also used as security for advance payments or in various other transactions. The guarantees have various expiration dates ranging from an arbitrary date to completion of our work (e.g., engineering only) to completion of the overall project.
At June 29, 2018 and September 30, 2017, the Company had issued and outstanding approximately $449.2 million and $262.1 million, respectively, in LOCs and $875.3 million and $57.4 million, respectively, in surety bonds.
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
Our Consolidated Balance Sheets include amounts representing our probable estimated liability relating to such claims, guarantees, litigation, audits, and investigations. We perform an analysis to determine the level of reserves to establish for insurance-related claims that are known and have been asserted against us, as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.
The Company believes, after consultation with counsel, that such guarantees, litigation, U.S. government contract-related audits, investigations and claims, and income tax audits and investigations should not have a material adverse effect on our consolidated financial statements.
On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”). The arbitration is pending in Singapore before the Singapore International Arbitration Centre. In March 2011, Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for the Nui Phao mine/mineral processing project in Vietnam. In the Notice of Arbitration and in a subsequently filed Statement of Claim and Supplementary Statement of Claim dated February 1, 2016 and February 26, 2016, respectively, NPMC asserts various causes of action and alleges that the quantum of its claim exceeds $167.0 million. Jacobs has denied liability and is vigorously defending this claim. A three-week hearing on the merits concluded on December 15, 2017 and a decision is expected later this year.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.
On December 7, 2009, the Judicial Council of California, Administrative Office of the Courts (“AOC”) initiated an action in the San Francisco County Superior Court against Jacobs Facilities Inc. (“JFI”) and Jacobs Project Management (“JPM”) and subsequently added Jacobs as a defendant. The action arises out of a contract between AOC and JFI pursuant to which JFI provided regular maintenance and repairs at certain AOC court facilities. AOC has alleged, among other things, that the Jacobs entities are required under California’s Contractors’ State License Law (“CSLL”) to disgorge certain fees paid by AOC, and the Jacobs entities

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

have, among other things, cross-claimed for unpaid sums for work performed. On May 2, 2012, the jury returned a special verdict in favor of the Jacobs entities finding, among other things, JPM was owed approximately $4.7 million in unpaid fees and that JFI was not required to disgorge the approximate $18.3 million that AOC had paid for work performed. On August 20, 2015, the California Court of Appeal reversed the jury’s verdict, holding that JFI had violated the CSLL. The Court of Appeal remanded to the San Francisco County Superior Court for an evidentiary hearing to determine whether the JFI had “substantially complied” with the CSLL under California Business and Professions Code Section 7031(e). Establishing “substantial compliance” would prevent $18.3 million in disgorgement against Jacobs and permit Jacobs to recover $4.7 million. The evidentiary hearing on substantial compliance was conducted between July 18 and August 5, 2016. On December 29, 2016, the court issued a Statement of Decision in favor of the Company, finding that JFI had substantially complied with the CSLL, and entered a judgment in favor of JPM in the amount of $4.7 million plus prejudgment interest. On January 30, 2017, AOC filed a notice of appeal. On July 13, 2018, the parties agreed to settle this matter. The resolution does not have a material adverse effect on the Company's financial condition, results of operations or cash flows.
In 2012, CH2M HILL Australia Pty Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC for compensatory damages in the amount of $665.5 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC has provided a preliminary estimate of the monetary value of its claims in the amount of approximately $1.7 billion and has drawn on bonds, CH2M's share of which totals approximately $26 million. This draw on bonds does not impact the Company's ultimate liability. A decision in this matter is not expected before 2020. If the Consortium is found liable, this matter could have a material adverse effect on the Company’s business, financial condition, results of operations and /or cash flows, particularly in the short term. However, the Consortium has denied liability and is vigorously defending these claims, and based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to June 29, 2018, and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Aerospace, Technology, Environmental and Nuclear (ATEN) – We provide an in-depth range of scientific, engineering, construction, nuclear, environmental and technical support services to the aerospace, defense, technical and automotive industries in several countries. Long-term clients include the Ministry of Defence in the U.K., the U.K. Nuclear Decommissioning Authority, NASA, the U.S. Department of Energy ("DoE"), the U.S. Department of Defense (“DoD”), the U.S. Special Operations Command ("USSOCOM"), the U.S. Intelligence community, and the Australian Department of Defence. Specific to NASA, one of our major government customers in the U.S., is our ability to design, build, operate, and maintain highly complex facilities relating to space systems, including test and evaluation facilities, launch facilities, and support infrastructure. We provide support to all phases of the nuclear life-cycle from initial planning through design, construction, commissioning, operations and decommissioning/decontamination on government sites within the US, and Canada and on both government and commercial sites in the UK. We provide environmental characterization and restoration services to commercial and government customers both in the U.S. and U.K. This includes designing, building and operating high hazard remediation systems including for radiologically contaminated media.
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
Buildings, Infrastructure and Advanced Facilities (BIAF) – We provide services to broad sectors including buildings, water, transportation (roads, rail, aviation and ports), and advanced facilities for life sciences, semiconductors, data centers, consumer products and other advanced manufacturing operations throughout North America, Europe, India, the Middle East, Australia and Asia. Our representative clients include national government departments/agencies in the U.S., Europe, U.K., Australia, and Asia, state and local departments of transportation within the U.S and private industry firms.
Typical projects include providing development/rehabilitation plans for highways, bridges, transit, tunnels, airports, railroads, intermodal facilities and maritime or port projects. Our interdisciplinary teams can work independently or as an extension of the client’s staff. We have experience with alternative financing methods, which have been used in Europe through the privatization of public infrastructure systems.
Our water infrastructure group aids emerging economies, which are investing heavily in water and wastewater systems, and governments in North America and Europe, which are addressing the challenges of drought and an aging infrastructure system. We develop or rehabilitate critical water resource systems, water/wastewater conveyance systems and flood defense projects. We provide full life cycle services including engineering design, construction management, design build and operations and maintenance.
We also plan, design and construct buildings for a variety of clients and markets. We believe our global presence and understanding of contracting and delivery demands keep us well positioned to provide professional services worldwide. Our diversified client base encompasses both public and private sectors and relates primarily to institutional, commercial, government and corporate buildings, including projects at many of the world's leading medical and research centers, and universities. We focus our efforts and resources in two areas: where capital-spending initiatives drive demand, and where changes and advances in technology require innovative, value-adding solutions. We also provide integrated facility management services (sometimes through joint ventures with third parties) for which we assume responsibility for the ongoing operation and maintenance of entire commercial or industrial complexes on behalf of clients.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We have specific capabilities in energy and power, master planning, and commissioning of office headquarters, aviation facilities, mission-critical facilities, municipal and civic buildings, courts and correctional facilities, mixed-use and commercial centers, healthcare and education campuses, and recreational complexes. For advanced technology clients, who require highly specialized buildings in the fields of medical research, nano science, biotechnology and laser sciences, we offer total integrated design and construction management solutions. We also have global capabilities in the pharma-bio, data center, government intelligence, corporate headquarters/interiors, and science and technology-based education markets. Our government building projects include large, multi-year programs in the U.S. and Europe supporting various U.S. and U.K. government agencies.
We provide our Life Sciences clients single-point consulting, engineering, procurement, construction management, and validation project delivery, enabling us to execute capital programs on a single-responsibility basis. Typical projects in the life sciences sector include laboratories, research and development facilities, pilot plants, bulk active pharmaceutical ingredient production facilities, full-scale biotechnology production facilities, and tertiary manufacturing facilities. Our manufacturing business areas include the Food & Beverage, Consumer Products and Pulp & Paper markets.
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
Energy, Chemicals and Resources (ECR) – We serve the energy, chemicals and resources sectors, including upstream, midstream and downstream oil, gas, refining, chemicals and mining and minerals industries. We provide integrated delivery of complex projects for our Oil and Gas, Refining, and Petrochemicals clients.  Bridging the upstream, midstream and downstream industries, our services encompass consulting, engineering, procurement, construction, maintenance and project management.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We provide a wide range of services, technology and manufactured equipment through our specialty chemicals group, where we own and license our proprietary technology.  Our specialty chemicals areas are focused on sulfuric acid, sulphur, bleaching chemicals for pulp & paper, and synthetic chemicals, and manufactured equipment.
Our global Field Services unit supports construction and operations and maintenance (“O&M”) across the company and performs our direct hire services.
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
CH2M Acquisition
On December 15, 2017, the Company completed the acquisition of CH2M. For purposes of the Company’s third quarter fiscal 2018 segment reporting, the operating financial information of CH2M has been categorized within the Company’s new LOB business structure, with its sales and operating profit results for the time period during which CH2M has been under the ownership of the Company being allocated to the Company’s ATEN, BIAF and ECR lines of business.

Restructuring and Other Charges
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and pre-integration plans associated with the pending acquisition of CH2M, which closed on December 15, 2017.  The restructuring activities and related costs under these plans were comprised mainly of severance and lease abandonment programs, while the pre-integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s acquisition integration management efforts.  Following the closing of the CH2M acquisition, these activities have continued into the first three quarters of 2018 and include restructuring activities amounting to approximately $33.9 million and $94.6 million in pre-tax charges during the three and nine month periods ended June 29, 2018, respectively. The integration activities for the same periods amounted to approximately $12.6 million and $40.6 million in pre-tax charges for the three and nine months ended June 29, 2018, respectively. These activities are expected to continue through fiscal 2019 and are not expected to involve the exit of any service types or client end-markets. The Company is targeting to achieve annual cost savings of $175.0 million upon the completion of these activities.
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
During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future. We refer to these initiatives, in the aggregate, as the “2015 Restructuring”. These activities evolved and developed over time as management identified and evaluated opportunities for changes in the Company’s operations (and related areas of potential cost savings), as economic conditions changed and as the realignment of the Company’s operations into its four global LOBs was implemented. Actions related to the 2015 Restructuring included involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the colocation of employees into other existing offices. These activities did not involve the exit of any service types or client end-markets. The 2015 Restructuring was completed in fiscal 2017, although related cash payments continue under the related accruals recorded in connection with these activities.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes the impacts of the Restructuring and other charges (or recoveries, which primarily relate to the reversals of lease abandonment accruals related to previously vacated facilities which are now planned to be utilized) by line of business in connection with the CH2M acquisition for the three and nine months ended June 29, 2018 and the 2015 Restructuring and realignment of the Company's Europe, U.K. and Middle East regional operations for the three and nine months ended June 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Aerospace, Technology, Environmental and Nuclear	$16,936	$(18)	$18,655	$1,628
Buildings, Infrastructure and Advanced Facilities	32,423	8,504	53,603	47,697
Energy, Chemicals and Resources	16,379	(652)	12,412	35,790
Corporate (1)	(19,282)	2,866	50,486	30,784
Total	$46,456	$10,700	$135,156	$115,899
(1) The three month ended June 29, 2018 amounts reflect certain reclassifications between corporate and the lines of businesses associated with the CH2M acquisition to conform with year to date presentations.
The activity in the Company’s accrual for the Restructuring and other charges for the nine-month period ended June 29, 2018 is as follows (in thousands):

Balance at September 29, 2017	$142,767
CH2M acquisition assumed liabilities	31,576
CH2M charges	135,156
Payments and other	(133,324)
Balance at June 29, 2018	$176,175
The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M acquisition for the three and nine months ended June 29, 2018 and the 2015 Restructuring and realignment of the Company's Europe, U.K. and Middle East regional operations for the three and nine months ended June 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Lease Abandonments	$14,678	$2,712	$55,114	$47,313
Involuntary Terminations	10,215	4,120	29,335	34,006
Outside Services	11,418	684	28,176	4,236
Other	10,145	3,184	22,531	30,344
Total	$46,456	$10,700	$135,156	$115,899
Cumulative amounts incurred to date for Restructuring and other charges by each major type of costs as of June 29, 2018 are as follows (in thousands):

Lease Abandonments	$293,973
Involuntary Terminations	213,914
Outside Services	52,545
Other	55,262
Total	$615,694

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations for the three and nine months ended June 29, 2018 and June 30, 2017
(in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenues	$4,156,663	$2,514,751	$10,842,001	$7,368,922
Direct cost of contracts	(3,380,254)	(2,055,386)	(8,805,048)	(6,070,961)
Gross profit	776,409	459,365	2,036,953	1,297,961
Selling, general and administrative expenses	(563,680)	(330,890)	(1,630,294)	(1,012,685)
Operating Profit	212,729	128,475	406,659	285,276
Other Income (Expense):
Interest income	1,277	2,123	6,896	5,697
Interest expense	(23,787)	(4,054)	(50,106)	(11,327)
Miscellaneous income (expense), net	2,564	852	(6,582)	(5,879)
Total other (expense) income, net	(19,946)	(1,079)	(49,792)	(11,509)
Earnings Before Taxes	192,783	127,396	356,867	273,767
Income Tax Expense	(42,712)	(38,767)	(152,302)	(79,820)
Net Earnings of the Group	150,071	88,629	204,565	193,947
Net (Earnings) Loss Attributable to Noncontrolling Interests	151	403	(3,593)	5,639
Net Earnings Attributable to Jacobs	$150,222	$89,032	$200,972	$199,586
Net Earnings Per Share:
Basic	$1.05	$0.74	$1.47	$1.65
Diluted	$1.05	$0.74	$1.46	$1.64
Overview – Three and Nine Months Ended June 29, 2018
Net earnings for the third fiscal quarter 2018 ended June 29, 2018, were $150.2 million (or $1.05 per diluted share), an increase of $61.2 million, or 68.7%, from $89.0 million (or $0.74 per diluted share) for the corresponding period last year. Included in the Company’s operating results for the three months ended June 29, 2018 were $34.8 million in after tax Restructuring and other charges, $3.9 million in CH2M transaction costs and $5.3 million in income tax charges associated with the Tax Cuts and Jobs Act (“the Act”) enacted on December 22, 2017. Our third quarter fiscal 2017 results included $6.3 million in after tax charges associated with Restructuring and other charges.
For the nine months ended June 29, 2018, net earnings were $201.0 million (or $1.46 per diluted share), an increase of $1.4 million, or 0.7%, from $199.6 million (or $1.64 per diluted share) for the corresponding period last year. Included in the Company’s operating results for the nine months ended June 29, 2018 were $100.6 million in after tax Restructuring and other charges, $58.7 million in transaction costs associated with the Company’s December 15, 2017 acquisition of CH2M and $74.7 million in income tax charges associated with the Act. The nine months ended June 30, 2017 included $74.3 million in after tax charges associated with Restructuring and other charges.
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
Consolidated Results of Operations
Revenues for the third fiscal quarter of 2018 were $4.16 billion, an increase of $1.64 billion, or 65.3% from $2.51 billion for the corresponding period last year. For the nine months ended June 29, 2018, revenues were $10.84 billion, an increase of $3.47 billion, or 47.1%, from $7.37 billion for the corresponding period last year.  The increase in revenues was due primarily to favorable impacts from the CH2M acquisition, which contributed approximately $1.22 billion in incremental revenue for the quarter and $2.53 billion for the nine months ended June 29, 2018. Also, higher volumes in our legacy ATEN, BIAF and ECR businesses also

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

contributed to the increase. Pass-through costs included in revenues for the three and nine months ended June 29, 2018 were $889.1 million and $2.20 billion, respectively, an increase of $261.1 million and $336.6 million, or 41.6% and 18.1%, respectively from the corresponding period last year. These year-over-year increases are due primarily to impacts from the CH2M acquisition as well as to pass-through costs in revenues from the ATEN businesses.
Gross profit for the third quarter of 2018 was $776.4 million, an increase of $317.0 million, or 69.0% from $459.4 million from the corresponding quarter in 2017. Our gross profit margins were 18.7% and 18.3% for the three-month periods ended June 29, 2018 and June 30, 2017, respectively. Gross profit for the nine months ended June 29, 2018 was $2,037.0 million, an increase of $739.0 million, or 56.9% from $1,298.0 million from the corresponding quarter in 2017. Our gross profit margins were 18.8% and 17.6% for the nine month periods ended June 29, 2018 and June 30, 2017, respectively. The higher volume impacts seen in our ATEN, BIAF and ECR businesses, incremental benefits of the CH2M businesses acquired, and our continuing strategic focus on realigning our portfolio to higher margin businesses and project execution drove improving gross profit and margins for the year over year periods.
SG&A expenses for the three months ended June 29, 2018 were $563.7 million, an increase of $232.8 million, or 70.4%, from $330.9 million for the corresponding period last year. SG&A expenses for the nine months ended June 29, 2018 were $1.63 billion, an increase of $617.6 million, or 61.0%, from $1,012.7 million for the corresponding period last year. The increase in SG&A expenses for the three months ended comparative period was due mainly to incremental SG&A expense from the acquired CH2M businesses amounting to approximately $176.8 million during the three-month 2018 period, which included $15.3 million of restructuring and other charges and deal related costs. Also, unfavorable impacts from foreign exchange (mainly from the stronger Euro and British Pound) approximated $4.5 million. SG&A expense for the three months ended June 29, 2018 included Restructuring and charges of $44.3 million and CH2M transaction costs of $4.4 million during the three-month period ended June 29, 2018, while SG&A expense for the three months ended June 30, 2017 included $9.5 million in charges from the 2015 Restructuring which concluded at the end of fiscal 2017. For the nine months ended June 29, 2018, the increase in SG&A expense was due mainly to incremental SG&A expense from the CH2M businesses acquired of approximately $473.7 million during the nine-month 2018 period, which included $93.3 million of restructuring and other charges and deal related costs, higher personnel related costs year over year and charges associated with a legal matter of $15.0 million. Also, unfavorable impacts from foreign exchange (mainly from the stronger Euro and British Pound) approximated $20.5 million.
Net interest expense for the three and nine months ended June 29, 2018 was $22.5 million and $43.2 million, respectively, an increase of $20.6 million and $37.6 million from $1.9 million and $5.6 million, respectively, for the corresponding periods last year. The increases in net interest expense as compared to the corresponding periods last year was due primarily to higher levels of average debt balances outstanding related to financing activities for the acquisition of CH2M, which was partially funded with term loan financing of $1.5 billion and revolving credit line borrowings of $850.0 million.
Miscellaneous income (expense), net for the three and nine months ended June 29, 2018 was $2.6 million and $(6.6) million, respectively, up $1.7 million and $(0.7) million from $0.9 million and $(5.9) million, respectively, for the corresponding periods last year. The increases were due primarily to unfavorable year over year impacts from unrealized gains and losses from foreign exchange.
On December 22, 2017, the Act was enacted in the United States. The Act reduces the top corporate U.S. federal statutory tax rate from 35% to 21% starting on January 1, 2018, resulting in a blended statutory tax rate for fiscal year filers. The Company’s blended federal statutory tax rate for fiscal 2018 is 24.6%. It also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, places limitations and exclusions on varied tax deductions and creates new taxes on certain foreign sourced earnings. The majority of the tax provisions are effective for the first tax year beginning after January 1, 2018, which will be the Company’s taxable year beginning fiscal 2019.
The Company’s consolidated effective income tax rate for the three and nine months ended June 29, 2018 was 22.2% and 42.7%, respectively, a decrease from 30.4% and an increase from 29.2%, respectively, for the corresponding periods last year. The decrease in the quarterly effective tax rate is primarily due to the reduction in the U.S. statutory tax rate, a $3.6 million discrete benefit related to internal revenue service code section 179D, a nonrecurring benefit of $2.8 million related to tax accounting method changes and a $5.7 million federal hurricane credit. The year over year increase in the effective tax rate is primarily due to an increase of $60.1 million in net discrete charges during the nine-month period. The increase in the discrete charges was primarily comprised of a valuation allowance charge of $52.5 million and a $14.0 million detriment from the provisional remeasurement of the deferred tax items in the U.S, offset by a $5.7 million benefit related to a federal hurricane credit.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions of approximately $7.2 million (being realized as a reduction in income tax expense) as a result of concluding various tax audits and closing tax years.
Segment Financial Information
The following table provides selected financial information for our operating segments and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and expenses relating to Restructuring and other charges and transaction expenses relating to the CH2M acquisition (in thousands).

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenues from External Customers:
Aerospace, Technology, Environmental and Nuclear	$1,221,306	$610,643	$3,072,900	$1,815,871
Buildings, Infrastructure and Advanced Facilities	1,707,072	987,159	4,497,249	2,823,882
Energy, Chemicals and Resources	1,228,285	916,949	3,271,852	2,729,169
Total	$4,156,663	$2,514,751	$10,842,001	$7,368,922

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Segment Operating Profit:
Aerospace, Technology, Environmental and Nuclear (1)	$89,334	$49,383	$217,003	$143,781
Buildings, Infrastructure and Advanced Facilities (2)	145,901	72,991	347,887	191,680
Energy, Chemicals and Resources	61,969	45,792	164,759	120,106
Total Segment Operating Profit	297,204	168,166	729,649	455,567
Other Corporate Expenses (3)	(33,131)	(28,991)	(110,919)	(55,625)
Restructuring and Other Charges	(46,922)	(10,700)	(135,156)	(114,666)
CH2M Transaction Costs	(4,422)	—	(76,915)	—
Total U.S. GAAP Operating Profit	212,729	128,475	406,659	285,276
Total Other (Expense) Income, net (4)	(19,946)	(1,079)	(49,792)	(11,509)
Earnings Before Taxes	$192,783	$127,396	$356,867	$273,767

(1)	Includes $15.0 million in charges during the nine-month period ended June 29, 2018 associated with a legal matter.

(2)	Excludes $22.6 million in restructuring and other charges for the nine months ended June 30, 2017. See Note 10, Restructuring and Other Charges.

(3)	Includes $15.0 million in other corporate charges associated with a certain project for the three months ended June 29, 2018.

(4)
Includes amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $1.2 million for the three and nine months ended June 29, 2018, respectively. Also includes $1.2 million of restructuring and other expenses for the nine months ended June 30, 2017.

During the fourth fiscal quarter of 2017, the Company implemented certain restructuring activities (primarily severance related activities) associated with the Company’s announced definitive agreement to acquire CH2M. Following the closing of the CH2M acquisition, these activities have continued into the first three quarters of fiscal 2018 and include associated charges for professional services, personnel costs, severance and costs associated with co-locating Jacobs and CH2M offices, amounting to approximately $46.5 million in pre-tax charges during third quarter ended June 29, 2018. These activities are expected to continue through 2019. These activities are not expected to involve the exit of any service types or client end-markets.
Transaction costs associated with the CH2M acquisition in the accompanying consolidated statements of earnings for the nine months ended June 29, 2018 are comprised of the following (in millions):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Personnel costs	$50.2
Professional services and other expenses	27.9
Total	$78.1
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
Aerospace, Technology, Environmental and Nuclear

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue	$1,221,306	$610,643	$3,072,900	$1,815,871
Operating Profit	$89,334	$49,383	$217,003	$143,781
Aerospace, Technology, Environmental and Nuclear segment revenues for the three months ended June 29, 2018 were $1.22 billion, an increase of $610.7 million, or 100.0%, from $610.6 million for the corresponding period last year. Segment revenues for the nine months ended June 29, 2018 were $3.07 billion, an increase of $1,257.0 million, or 69.2%, from $1.82 billion for the corresponding period last year. The three and nine month increases in revenue were due in large part to approximately $392.5 million and $849.3 million, respectively, in incremental nuclear and environmental revenue resulting from the CH2M acquisition. Also, our revenues were positively impacted by year over year revenue volume growth across our legacy portfolio, highlighted by increased spending by customers in the U.S. government business sector and our nuclear and defense unit in the U.K. Impacts on revenues from favorable foreign currency were approximately $5.9 million and $25.7 million for the three and nine month periods of 2018 compared to the corresponding prior year periods in 2017, respectively.
Operating profit for the segment was $89.3 million for the three months ended June 29, 2018, an increase of $40.0 million, or 80.9%, from $49.4 million for the corresponding period last year. Operating profit for the segment was $217.0 million for the nine months ended June 29, 2018, an increase of $73.2 million, or 50.9% from $143.8 million for the corresponding period last year. In addition to incremental operating profit benefits from the CH2M acquisition, the increases from the prior year were primarily attributable to improvements in our nuclear and defense unit in the U.K., fee income with our AWE business and continued growth in profits from our U.S. governmental business sector. SG&A for the ATEN segment increased for the three and nine months ended June 29, 2018 attributable mainly to incremental SG&A associated with the CH2M acquisition during the first three quarters of fiscal 2018 and additional charges of $15.0 million associated with a legal matter primarily incurred during the second quarter of fiscal 2018.
Buildings, Infrastructure and Advanced Facilities

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue	$1,707,072	$987,159	$4,497,249	$2,823,882
Operating Profit	$145,901	$72,991	$347,887	$191,680
Revenues for the Buildings, Infrastructure and Advanced Facilities segment for the three months ended June 29, 2018 were $1.71 billion, an increase of $719.9 million, or 72.9%, from $987.2 million for the corresponding period last year. Segment revenues for the nine months ended June 29, 2018 were $4.50 billion, an increase of $1.67 billion, or 59.3%, from $2.82 billion for the corresponding period last year. The year over year increases in revenues for the three and nine month periods were due in part to favorable impacts from the CH2M acquisition of approximately $734.1 million and $1.49 billion, respectively, together with revenue increases across all our businesses with strong investment in Life Sciences and transport infrastructure and project management/construction management ("PMCM") market. Impacts on revenues from favorable foreign currency were approximately $15.6 million and $74.4 million for the three and nine month periods of 2018 compared to the corresponding prior year periods in 2017, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Operating profit for the segment for the three months ended June 29, 2018 was $145.9 million, an increase of $72.9 million, or 99.9%, from $73.0 million for the comparative period in 2017. Operating profit for the segment for the nine months ended June 29, 2018 was $347.9 million, an increase of $156.2 million, or 81.5%, from $191.7 million for the comparative period in 2017. The year over year increases in operating profit for the three and nine month periods of 2018 compared to 2017 were in part due to favorable impacts from the CH2M acquisition, together with positive impacts from the higher year over year revenues for the segment. SG&A for the BIAF segment increased for the three and nine months ended June 29, 2018, respectively, with this increase being attributable mainly to incremental SG&A associated with the CH2M acquisition during the first three quarters of fiscal 2018.
Energy, Chemicals and Resources

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue	$1,228,285	$916,949	$3,271,852	$2,729,169
Operating Profit	$61,969	$45,792	$164,759	$120,106
Energy, Chemicals and Resources revenues for the three months ended June 29, 2018 were $1.23 billion, an increase of $311.3 million, or 34.0%, from $916.9 million for the corresponding period last year. Segment revenues for the nine months ended June 29, 2018 were $3.27 billion, an increase of $542.7 million, or 19.9%, from $2.73 billion for the corresponding period last year. The increases in revenues for the three and nine months ended June 29, 2018 as compared to the prior year were due primarily to continued improvement in the construction operations and maintenance market as clients focus on capital efficiency and consolidating their customer portfolio, the continuing recovery of mining and minerals market with studies now beginning to progress into the investment phase, and the increasing trend among oil producers to drive downstream investments to refining and chemicals. Also, the CH2M acquisition added approximately $92.8 million to revenue during the quarter and approximately $196.3 million during the year to date period. Additionally, foreign currency impacts were favorable by approximately $20.7 million and $73.1 million, respectively, for the three and nine month periods of 2018 versus the corresponding periods of 2017.
Operating profit for the segment for the three months ended June 29, 2018 was $62.0 million, an increase of $16.2 million or 35.3% from $45.8 million for the corresponding period last year. Operating profit for the segment for the nine months ended June 29, 2018 was $164.8 million, an increase of $44.7 million, or 37.2%, from $120.1 million for the corresponding period last year. The increases in profitability were due to higher revenue across the portfolio. SG&A for the ECR segment was up for the three and nine month periods ended June 29, 2018 versus the 2017 periods, due mainly to incremental operating general and administrative expense coming with the CH2M acquisition. Additionally, included in the June 30, 2017 period was a one-time $9.9 million benefit associated with benefit plan changes in our India operations.
Other Corporate Expenses
Other corporate expenses for the three months ended June 29, 2018 were $33.1 million, an increase of $4.1 million from $29.0 million for the corresponding period last year and $110.9 million, an increase of $55.3 million from $55.6 million for the nine-month period ended June 29, 2018. These increases were due primarily to higher professional service fees, personnel related costs, amortization of intangible assets acquired in conjunction with the CH2M acquisition, settlement charges associated with the Sverdrup U.S. pension plan amounting to $3.8 million, higher depreciation associated with increased corporate technology investments and $15.0 million in other corporate adjustments associated with a certain project, partially offset by savings in other corporate expenses, including those associated with the 2015 Restructuring program.
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
Backlog Information
Backlog is not a measure defined by generally accepted accounting principles in the United States (“GAAP”) and our methodology for determining backlog may vary from the methodology used by other companies.  Currently, we report a combined

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

backlog number based upon the legacy reporting methodologies used by Jacobs and the acquired business of CH2M prior to the acquisition while we work to harmonize these reporting methodologies as part of the Company's integration activities underway.
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
Because certain contracts (e.g., contracts relating to large EPC projects as well as national government programs) can cause large increases to backlog in the fiscal period in which we recognize the award, and because many of our contracts require us to provide services that span over several fiscal quarters (and sometimes over fiscal years), we evaluate our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis.
The following table summarizes our backlog at June 29, 2018 and June 30, 2017 (in millions):

	June 29, 2018	June 30, 2017
Aerospace, Technology, Environmental and Nuclear	$8,923	$5,676
Buildings, Infrastructure and Advanced Facilities	11,265	6,428
Energy, Chemicals and Resources	7,000	6,452
Total	$27,188	$18,556
The increase in backlog in Aerospace, Technology, Environmental and Nuclear from June 30, 2017 was primarily the result of new awards from the U.S. federal government and the CH2M acquisition.
The increase in backlog in Buildings, Infrastructure and Advanced Facilities from June 30, 2017 was primarily the result of new awards in Australia and the U.S. markets and the CH2M acquisition.
The increase in backlog in Energy, Chemicals and Resources from June 30, 2017 was due to the CH2M acquisition offset in part by work off of projects in the Americas with significant pass-through costs.
Liquidity and Capital Resources
At June 29, 2018, our principal sources of liquidity consisted of $824.4 million in cash and cash equivalents, $1,258.7 million of available borrowing capacity under our $1.6 billion 2014 revolving credit facility (the “Revolving Credit Facility”), and cash flows from operating activities.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

At June 29, 2018, our cash and cash equivalents were $824.4 million, an increase of $50.2 million from $774.2 million at September 29, 2017.
This increase was due to cash flows provided by operations of $269.0 million and favorable cash flows from financing activities of $1.3 billion, partly offset by $1.5 billion in cash flows used in investing activities. On a comparative basis, cash and cash equivalents increased $102.6 million to $758.3 million during the nine month-period ended June 30, 2017 from $655.7 million at September 30, 2016. This increase was driven mainly by cash flow from operations of $380.6 million partly offset by cash flow used for financing activities of $185.7 million and cash flows used for investing activities of $99.1 million.
Our cash flow from operations of $269.0 million during the nine month period ended June 29, 2018 was comparatively lower than the $380.6 million in cash flow from operations for the corresponding period in fiscal 2017, due mainly to higher levels of working capital (mainly in accounts receivable), cash used for payments on the opening balance sheet liabilities and post-acquisition costs incurred in connection with the CH2M acquisition and payments associated with obligations from Restructuring and other charges, offset in part by higher net earnings adjusted for non-cash items year over year.
Our cash used in investing activities for the nine months ended June 29, 2018 was $1.5 billion, driven primarily by cash used for the CH2M acquisition, net of cash amounts acquired from the acquisition of $315.2 million. Additions to property and equipment were $10.1 million less in the current period compared to the prior period.
Our cash from financing activities of $1.3 billion for the nine months ended June 29, 2018 resulted mainly from proceeds from borrowings of $5.4 billion, a portion of which was used in connection with financing of the CH2M acquisition. Repayments of long term debt of $4.0 billion during the first three quarters of fiscal 2018 were up compared to $1.2 billion in the first three quarters of fiscal 2017, with this increase due mainly to the payoff of CH2M’s legacy debt balances in connection with the closing of the acquisition. During the three months ended June 29, 2018, the Company completed its private placement of fixed rate Senior Notes pursuant to the Note Purchase Agreement in the aggregate principal amount of $500.0 million, which resulted in an equal amount of proceeds from the Note Purchase Agreement and repayments of the Revolving Credit Facility. Comparatively lower cash flows from proceeds from issuances of common stock during the nine-month period ended June 29, 2018 were offset by lower cash outflows for common stock repurchases. The Company paid $65.2 million in dividends, including to noncontrolling interests of $4.4 million, during the nine-month period ended June 29, 2018, with $40.7 million in dividends paid in the comparative prior year period.
At June 29, 2018, the Company had approximately $288.9 million in cash and cash equivalents held in the U.S. and $535.5 million held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 10, Income Taxes of Notes to Consolidated Financial Statements included in our 2017 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $449.2 million in letters of credit outstanding at June 29, 2018. Of this amount, $2.5 million was issued under the Revolving Credit Facility and $446.7 million was issued under separate, committed and uncommitted letter-of-credit facilities.
We believe we have adequate liquidity and capital resources to fund our operations, support our debt service, pay dividends and buy back shares and support our ongoing acquisition strategy for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity remaining under the Revolving Credit Facility and our continuing cash from operations. We were in compliance with all of our debt covenants at June 29, 2018.

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
Our Term Loan Facility, Revolving Credit Facility, and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 29, 2018, we had an aggregate of $1.8 billion in

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

outstanding borrowings under our Term Loan Facility and our Revolving Credit Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Term Loan Facility and Revolving Credit Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at a Eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. Additionally, if our consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points.
For the nine months ended June 29, 2018, our weighted average floating rate borrowings were approximately $2.1 billion. If floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 29, 2018 would have increased by approximately $15.4 million.
Foreign Currency Risk
In situations where our operations incur contract costs in currencies other than their functional currency, we attempt to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations, where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company does not currently have exchange rate sensitive instruments that would have a material effect on our consolidated financial statements or results of operations.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 29, 2018, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
As previously disclosed, the Company acquired CH2M in December 2017. Prior to the acquisition, CH2M reported in their Annual Report on Form 10-K Part II – Item 9A – Controls and Procedures for the year ended December 30, 2016 that it had identified a material weakness in its internal controls over financial reporting relating to internal control deficiencies that involved the development of project cost estimates for long-term contracts accounted for under the percentage-of-completion method.  Prior to the closing of the acquisition, CH2M management developed and initiated a plan to remediate these internal control deficiencies, which included the implementation of new and revised key internal controls. As of June 29, 2018, management of the Company has not fully assessed CH2M’s internal control over financial reporting and is currently testing new and revised internal controls for design and operating effectiveness.  As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of CH2M that are subsumed by internal control over financial reporting. CH2M accounted for approximately 42.1% of total assets as of the Evaluation Date and approximately 23.4% of total revenues of the Company for the nine-month period ended on the Evaluation Date.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s system of internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, during the quarter ended June 29, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
There were no sales of unregistered equity securities during the third fiscal quarter of 2018.
Share Repurchases
There were no share repurchases during the three months ended June 29, 2018. A summary of repurchases of our common stock made during the year to date period of fiscal 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Numbers of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 27, 2018 - February 23, 2018	49,074	$60.77	49,074	$247,288,018

(1)	Includes commissions paid and calculated at the average price per share.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure.
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

Item 5.	Other Information.
None.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 6.	Exhibits.

10.1#	Jacobs Engineering Group Inc. Executive Severance Plan, effective May 2, 2018. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on May 4, 2018 and incorporated herein by reference.

10.2
First Amendment to the Note Purchase Agreement, dated May 11, 2018, by and among Jacobs Engineering Group Inc. and the Purchasers identified therein. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 15, 2018 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Management contract or compensatory plan or arrangement

*	Filed herewith

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2018