Form 10-Q
period 2018-12-28
JACOBS ENGINEERING GROUP INC /DE/
filed 2019-02-06
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2018

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
Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     ☒ Yes    ☐  No
Indicate by check-mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Number of shares of common stock outstanding at January 29, 2019: 139,516,853

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 28, 2018	September 28, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$886,707	$772,220
Receivables and contract assets	2,681,908	2,513,934
Prepaid expenses and other	128,977	171,096
Current assets held for sale	1,201,270	1,099,334
Total current assets	4,898,862	4,556,584
Property, Equipment and Improvements, net	256,488	257,859
Other Noncurrent Assets:
Goodwill	4,771,086	4,795,856
Intangibles, net	552,030	572,952
Miscellaneous	785,884	760,854
Noncurrent assets held for sale	1,680,909	1,701,690
Total other noncurrent assets	7,789,909	7,831,352
	$12,945,259	$12,645,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$3,136	$3,172
Accounts payable	895,434	776,189
Accrued liabilities	994,111	1,167,002
Contract liabilities	409,764	377,760
Current liabilities held for sale	792,279	821,570
Total current liabilities	3,094,724	3,145,693
Long-term Debt	2,668,993	2,144,167
Other Deferred Liabilities	1,201,786	1,260,977
Noncurrent liabilities held for sale	138,722	150,604
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—140,399,713 shares and 142,217,933 shares as of December 28, 2018 and September 28, 2018, respectively	140,400	142,218
Additional paid-in capital	2,672,390	2,708,839
Retained earnings	3,796,864	3,809,991
Accumulated other comprehensive loss	(856,552)	(806,703)
Total Jacobs stockholders’ equity	5,753,102	5,854,345
Noncontrolling interests	87,932	90,009
Total Group stockholders’ equity	5,841,034	5,944,354
	$12,945,259	$12,645,795

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended December 28, 2018 and December 29, 2017
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	December 28, 2018	December 29, 2017
Revenues	$3,083,788	$1,783,999
Direct cost of contracts	(2,515,268)	(1,441,905)
Gross profit	568,520	342,094
Selling, general and administrative expenses	(455,390)	(346,764)
Operating Profit	113,130	(4,670)
Other Income (Expense):
Interest income	2,104	3,834
Interest expense	(25,325)	(7,092)
Miscellaneous income (expense), net	2,282	1,225
Total other (expense) income, net	(20,939)	(2,033)
Earnings from Continuing Operations Before Taxes	92,191	(6,703)
Income Tax Expense for Continuing Operations	(22,758)	(27,200)
Net Earnings of the Group from Continuing Operations	69,433	(33,903)
Net Earnings of the Group from Discontinued Operations	60,158	36,464
Net Earnings of the Group	129,591	2,561
Net (Earnings) Loss Attributable to Noncontrolling Interests from Continuing Operations	(4,539)	(331)
Net Earnings Attributable to Jacobs from Continuing Operations	64,894	(34,234)
Net (Earnings) Loss Attributable to Noncontrolling Interests from Discontinued Operations	(756)	(67)
Net Earnings Attributable to Jacobs from Discontinued Operations	59,402	36,397
Net Earnings Attributable to Jacobs	$124,296	$2,163
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.45	$(0.27)
Basic Net Earnings from Discontinued Operations Per Share	$0.42	$0.29
Basic Earnings Per Share	$0.87	$0.02

Diluted Net Earnings from Continuing Operations Per Share	$0.45	$(0.27)
Diluted Net Earnings from Discontinued Operations Per Share	$0.41	$0.29
Diluted Earnings Per Share	$0.86	$0.02
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 28, 2018 and December 29, 2017
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 28, 2018	December 29, 2017
Net Earnings of the Group	$129,591	$2,561
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(52,400)	20,168
Gain (loss) on cash flow hedges	1,790	890
Change in pension and retiree medical plan liabilities	1,825	3,596
Other comprehensive income (loss) before taxes	(48,785)	24,654
Income Tax Expense:
Cash flow hedges	(543)	—
Change in pension and retiree medical plan liabilities	(521)	(125)
Income Tax (Expense) Benefit:	(1,064)	(125)
Net other comprehensive income (loss)	(49,849)	24,529
Net Comprehensive Income (Loss) of the Group	79,742	27,090
Net (Earnings) Loss Attributable to Noncontrolling Interests	(5,295)	(398)
Net Comprehensive Income (Loss) Attributable to Jacobs	$74,447	$26,692
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended December 28, 2018 and December 29, 2017
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 29, 2017	$120,386	$1,239,782	$3,721,698	$(653,514)	$4,428,352	$58,999	$4,487,351
Net earnings	—	—	2,163	—	2,163	398	2,561
Foreign currency translation adjustments	—	—	—	20,168	20,168	—	20,168
Pension and retiree medical plan liability, net of deferred taxes of $125	—	—	—	3,471	3,471	—	3,471
Gain on derivatives, net of deferred taxes of $ -	—	—	—	890	890	—	890
Noncontrolling interest acquired / consolidated	—	—	—	—	—	41,360	41,360
Distributions to noncontrolling interests	—	—	7,705	—	7,705	(8,121)	(416)
Stock based compensation	—	26,473	(1,854)	—	24,619	—	24,619
Issuances of equity securities including shares withheld for taxes	21,171	1,361,757	(1,185)	—	1,381,743	—	1,381,743
Balances at December 29, 2017	$141,557	$2,628,012	$3,728,527	$(628,985)	$5,869,111	$92,636	$5,961,747

Balances at September 28, 2018	$142,218	$2,708,839	$3,809,991	$(806,703)	$5,854,345	$90,009	$5,944,354
Net earnings	—	—	124,296	—	124,296	5,295	129,591
Adoption of ASC 606, net of deferred taxes of ($10,285)	—	—	(37,209)	—	(37,209)	—	(37,209)
Foreign currency translation adjustments	—	—	—	(52,400)	(52,400)	—	(52,400)
Pension and retiree medical plan liability, net of deferred taxes of $521	—	—	—	1,304	1,304	—	1,304
Gain on derivatives, net of deferred taxes of $543	—	—	—	1,247	1,247	—	1,247
Noncontrolling interest acquired / consolidated	—	(1,113)	—	—	(1,113)	—	(1,113)
Dividends	—	—	(233)	—	(233)		(233)
Distributions to noncontrolling interests	—	—	—	—	—	(7,372)	(7,372)
Stock based compensation	—	15,588	6	—	15,594	—	15,594
Issuances of equity securities including shares withheld for taxes	506	(6,507)	(4,929)	—	(10,930)	—	(10,930)
Repurchases of equity securities	(2,324)	(44,417)	(95,058)	—	(141,799)	—	(141,799)
Balances at December 28, 2018	$140,400	$2,672,390	$3,796,864	$(856,552)	$5,753,102	$87,932	$5,841,034

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 28, 2018 and December 29, 2017
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 28, 2018	December 29, 2017
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$129,591	$2,561
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	20,321	24,832
Intangible assets	19,285	14,695
(Gain) Loss on disposal of businesses and investments	—	(226)
Stock based compensation	15,594	24,619
Equity in earnings of operating ventures, net	(3,141)	(3,631)
(Gain) Losses on disposals of assets, net	511	(20)
Loss (Gain) on pension and retiree medical plan changes	(2,172)	3,819
Deferred income taxes	(26,080)	(11,951)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets	(299,061)	15,749
Prepaid expenses and other current assets	39,198	(1,550)
Accounts payable	18,891	(38,875)
Accrued liabilities	(169,948)	(110,140)
Contract liabilities	119,641	71,587
Other deferred liabilities	(80,439)	5,997
Other, net	(6,892)	49,420
Net cash (used for) provided by operating activities	(224,701)	46,886
Cash Flows Used for Investing Activities:
Additions to property and equipment	(20,721)	(22,450)
Disposals of property and equipment	205	104
Distributions of capital from (contributions to) equity investees	(966)	(607)
Acquisitions of businesses, net of cash acquired	—	(1,365,809)
Purchases of noncontrolling interests	(1,113)	—
Net cash used for investing activities	(22,595)	(1,388,762)
Cash Flows Provided by Financing Activities:
Proceeds from long-term borrowings	851,156	2,733,475
Repayments of long-term borrowings	(323,842)	(1,090,329)
Proceeds from short-term borrowings	—	721
Repayments of short-term borrowings	(257)	(721)
Proceeds from issuances of common stock	7,582	14,454
Common stock repurchases	(141,799)	—
Taxes paid on vested restricted stock	(18,512)	(13,780)
Cash dividends, including to noncontrolling interests	(28,603)	(18,143)
Net cash provided by (used for) financing activities	345,725	1,625,677
Effect of Exchange Rate Changes	22,115	1,887

Net Increase in Cash and Cash Equivalents	120,544	285,688
Cash and Cash Equivalents at the Beginning of the Period	793,358	774,151
Cash and Cash Equivalents at the End of the Period	913,902	1,059,839
Less Cash and Cash Equivalents included in Assets held for Sale	(27,195)	(30,615)
Cash and Cash Equivalents of Continuing Operations at the End of the Period	$886,707	$1,029,224
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
December 28, 2018

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
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018 (“2018 Form 10-K”).
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 28, 2018, and for the three months ended December 28, 2018.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
Effective the beginning of fiscal first quarter 2019, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, including the subsequent ASUs that amended and clarified the related guidance. The Company adopted ASC Topic 606 using the modified retrospective method, and accordingly the new guidance was applied retrospectively to contracts that were not completed or substantially completed as of September 29, 2018 (the date of initial application). See Note 13 - Revenue Accounting for Contracts and Adoption of ASC Topic 606 to the consolidated financial statements.
On October 21, 2018, the Company and WorleyParsons Limited, a company incorporated in Australia (“Buyer”), entered into a Stock and Asset Purchase Agreement pursuant to which Buyer agreed to acquire the Company’s ECR business for a purchase price of $3.3 billion consisting of (i) $2.6 billion in cash plus (ii) 58.2 million ordinary shares of the Buyer, subject to adjustments for changes in working capital and certain other items (the “Transaction”). The Transaction, which has been approved by the boards of directors of the Company and Buyer, is expected to close in the first half of calendar year 2019.
As a result of the Transaction and all facts, management has concluded that the disposal group, which includes our entire ECR business, met the criteria to be held for sale beginning in the current fiscal quarter. Furthermore, we determined that the assets held for sale qualify for discontinued operations reporting under U.S. GAAP. Consequently, the financial results of the ECR business are reflected in our unaudited consolidated statements of earnings as discontinued operations for all periods presented. Furthermore, current and non-current assets and liabilities of the disposal group are reflected in the unaudited consolidated balance sheets for both periods presented. For further discussion see Note 7 - Discontinued Operations - Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
On December 15, 2017, the Company completed the acquisition of CH2M HILL Companies, Ltd. (CH2M), an international provider of engineering, construction, and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock. The Company paid total consideration of approximately $1.8 billion in cash (excluding $315.2 million of cash acquired) and issued approximately $1.4 billion of Jacobs’ common stock, or 20.7 million shares, to the former stockholders and certain equity award holders of CH2M. In connection with the acquisition, the Company also assumed CH2M’s revolving credit facility and second lien notes, including a $20.0 million prepayment penalty, which totaled approximately $700 million of long-term debt. Immediately following the effective time of the acquisition, the Company repaid CH2M’s revolving credit facility and second lien notes including the related prepayment penalty. The Company has finalized its purchase accounting processes associated with the acquisition, which is summarized in Note 5- Business Combinations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

2.	Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities, the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements, and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly. Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2018 Form 10-K for a discussion of the significant estimates and assumptions affecting our consolidated financial statements. See also Note 13- Revenue Accounting for Contracts and Adoption of ASC 606 for a discussion of our updated policies related to revenue recognition.

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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2018 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value.
The net carrying amounts of cash and cash equivalents, trade receivables and payables, and notes payable approximate fair value due to the short-term nature of these instruments. See Note 12- Long-term Debt for a discussion of the fair value of long-term debt.

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
Other Pronouncements
In the first quarter of fiscal 2019, the Company adopted ASU 2016-01, Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to recognize any changes in fair value in

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

net income unless the investments qualify for a practicability exception. The adoption of ASU 2016-01 did not have any impact on the Company’s financial position, results of operations or cash flows in the current quarter.
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
On December 15, 2017, the Company completed the acquisition of CH2M HILL Companies, Ltd., an international provider of engineering, construction, and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock. The purpose of the acquisition was to further diversify the Company’s presence in the water, nuclear and environmental remediation sectors and to further the Company’s profitable growth strategy. The Company paid total consideration of approximately $1.8 billion in cash (excluding $315.2 million of cash acquired) and issued approximately $1.4 billion of Jacobs’ common stock, or 20.7 million shares, to the former stockholders and certain equity award holders of CH2M. In connection with the acquisition, the Company also assumed CH2M’s revolving credit facility and second lien notes, including a $20.0 million prepayment penalty, which totaled approximately $700 million of long-term debt. Immediately following the effective time of the acquisition, the Company repaid CH2M’s revolving credit facility and second lien notes including the related prepayment penalty.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following summarizes the fair values of CH2M assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$315.2
Receivables	1,120.6
Prepaid expenses and other	72.7
Property, equipment and improvements, net	175.1
Goodwill	3,101.0
Identifiable intangible assets:
Customer relationships, contracts and backlog	412.3
Lease intangible assets	4.4
Total identifiable intangible assets	416.7
Miscellaneous	543.6
Total Assets	$5,744.9

Liabilities
Notes payable	$2.2
Accounts payable	309.6
Accrued liabilities	735.7
Billings in excess of costs	260.8
Identifiable intangible liabilities:
Lease intangible liabilities	9.6
Long-term debt	706.0
Other deferred liabilities	659.0
Total Liabilities	2,682.9
Noncontrolling interests	(37.3)
Net assets acquired	$3,024.7
Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has completed its final assessment of the fair values of the acquired assets and liabilities of CH2M. Accrued liabilities and other deferred liabilities include approximately $404.7 million for estimates related to various legal and other pre-acquisition contingent liabilities accounted for under ASC 450. See Note 18- Commitments and Contingencies relating to CH2M contingencies.
Since the initial preliminary estimates reported in the first quarter of 2018, the Company has updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of CH2M assets acquired and liabilities assumed as set forth above. Specifically, the carrying amount of the intangible assets discussed above were decreased by $186.2 million as a result of valuation adjustments. Additionally, the carrying amount of property, equipment and improvements, net decreased by $50.5 million to reflect its fair value, receivables decreased $81.3 million and accrued liabilities and other deferred liabilities increased $352.9 million, respectively, primarily related to provisional estimates related to various legal and other pre-acquisition contingent liabilities. Further, miscellaneous long-term assets increased $266.2 million largely due to the deferred tax impact of these valuation adjustments. As a result of these adjustments to the initial preliminary purchase price allocation, goodwill has increased $402.2 million. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Fair value measurements relating to the CH2M acquisition are made primarily using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using inputs primarily from the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. The estimated fair value of land has been determined using the market approach, which arrives at an indication of value by comparing the site being valued to sites that have been recently acquired in arm’s-length transactions. Buildings and land improvements are valued using the cost approach using a direct cost model built on estimates of replacement cost. Other personal property assets such as furniture, fixtures and equipment are valued using the cost approach which is based on replacement or reproduction costs of the asset less depreciation.
From the acquisition date of December 15, 2017 through December 29, 2017, CH2M contributed approximately $131.0 million in revenue and $15.7 million in net earnings included in the accompanying Consolidated Statement of Earnings. Included in these results were approximately $30.0 million in pre-tax restructuring and transaction costs.
Transaction costs associated with the CH2M acquisition in the accompanying Consolidated Statements of Earnings for the three months ended December 29, 2017 are comprised of the following (in millions):

Three Months Ended December 29, 2017
Personnel costs	$41.2
Professional services and other expenses	26.7
Total	$67.9
Personnel costs above include change of control payments and related severance costs.
The following presents summarized unaudited pro forma operating results of Jacobs assuming that the Company had acquired CH2M at October 1, 2016. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred (in millions, except per share data):

Three Months Ended December 29, 2017
Revenues	$3,778.6
Net earnings of the Group	$33.6
Net earnings (loss) attributable to Jacobs	$31.1
Net earnings (loss) attributable to Jacobs per share:
Basic earnings (loss) per share	$0.22
Diluted earnings (loss) per share	$0.21
Included in the table above are the unaudited pro forma operating results of the entire Company, including both continuing and discontinued operations. Additionally, charges relating to transaction expenses, severance expense and other items that are removed from the three months ended December 29, 2017 and are reflected in the prior fiscal year due to the assumed timing of the transaction. Also, income tax expense (benefit) for both continuing and discontinued operations for the three-month pro forma period ended December 29, 2017 was $70.5 million.

6.	Goodwill and Intangibles
As a result of the refinement of the segment realignment this quarter (See Note 8- Segment Information), a portion of the historical carrying value of goodwill for the former Aerospace, Technology, Environmental and Nuclear segment was allocated to the Buildings, Infrastructure and Advanced Facilities segment on a relative fair value basis to reflect the movement of the Global Environmental Solutions ("GES") business between segments. Additionally, because of the pending sale of the Energy, Chemicals and Resources ("ECR") line of business (see Note 7- Discontinued Operations - Sale of Energy, Chemicals and Resources ("ECR") Business) which is now reflected as discontinued operations, the goodwill balance associated with ECR has been reclassified to noncurrent assets held for sale on the Consolidated Balance Sheets. The carrying value of goodwill associated with continuing

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

operations and appearing in the accompanying Consolidated Balance Sheets at December 28, 2018 and September 28, 2018 was as follows (in millions):

	Aerospace, Technology and Nuclear	Buildings, Infrastructure and Advanced Facilities	Total
Balance September 28, 2018	$1,581	$3,215	$4,796
Post-Acquisition Adjustments	(10)	(4)	(14)
Foreign Exchange Impact	(4)	(7)	(11)
Balance December 28, 2018	$1,567	$3,204	$4,771
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at December 28, 2018 and September 28, 2018 (in thousands):

	Customer Relationships, Contracts and Backlog	Trade Names	Lease Intangible Assets	Other	Total
Balances September 28, 2018	$568,261	$2,102	$2,527	$62	$572,952
Amortization	(18,078)	(444)	(136)	(13)	(18,671)
Disposal	—	—	—	100	100
Foreign currency translation	(2,375)	24	—	—	(2,351)
Balances December 28, 2018	$547,808	$1,682	$2,391	$149	$552,030
In addition, we acquired $9.6 million in lease intangible liabilities in connection with the CH2M acquisition, of which $8.4 million remain unamortized at December 28, 2018.
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2019 and for the succeeding years.

Fiscal Year	(in millions)
2019	$49.9
2020	70.0
2021	66.4
2022	65.3
2023	65.0
Thereafter	227.0
Total	$543.6

7.	Discontinued Operations - Sale of Energy, Chemicals and Resources ("ECR") Business
On October 21, 2018, Jacobs and WorleyParsons Limited, a company incorporated in Australia, entered into a Stock and Asset Purchase Agreement pursuant to which Buyer agreed to acquire the Company’s ECR business for a purchase price of $3.3 billion consisting of (i) $2.6 billion in cash plus (ii) 58.2 million ordinary shares of the Buyer, subject to adjustments for changes in working capital and certain other items. The Transaction, which has been approved by the boards of directors of the Company and Buyer, is expected to close in the first half of calendar2019. The completion of the Transaction is subject to certain customary closing conditions, including, but not limited to, (i) the absence of any law or order prohibiting the consummation of the Transaction, (ii) the expiration or termination of the waiting period (and any extensions thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the expiration or termination of all applicable waiting periods and the receipt of all applicable approvals required pursuant to or in connection with the competition laws of certain foreign jurisdictions in which the ECR business operates, (iv) the receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), (v) the completion of a certain number of agreed upon steps of the pre-closing restructuring activities  and (vi) the transfer

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

of certain owned real property of the ECR business.  On November 2, 2018, Jacobs and the Buyer filed their Premerger Notification and Report Forms under the HSR Act with the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission.  On December 3, 2018, the required 30-day waiting period under the HSR Act expired.  In addition, the requisite waiting periods and approvals under the competition laws of the European Union and Canada have been satisfied. Jacobs and WorleyParsons Limited previously submitted a joint voluntary notice seeking CFIUS approval which was accepted for review beginning February 4, 2019. Additional regulatory approvals are required to be obtained as a condition to closing.
As a result of the Transaction and all relevant facts, the Company has concluded that the assets and liabilities to be sold in the Transaction (the "Disposal Group"), which includes our entire ECR business, met the criteria to be classified as held for sale beginning in the current fiscal quarter in accordance with U.S. GAAP. Furthermore, we determined that the assets held for sale should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that will have a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. Furthermore, current and non-current assets and liabilities of the Disposal Group are reflected in the unaudited Consolidated Balance Sheets for both periods presented.

The Company incurred approximately $6.3 million in related transaction costs (mainly professional service fees) for the ECR sale during the three months ended December 28, 2018.

Summarized Financial Information of Discontinued Operations

The following table represents earnings from discontinued operations, net of tax (in thousands):

	For the Three Months Ended
	December 28, 2018	December 29, 2017
Revenues	$1,164,707	$966,312
Direct cost of contracts	(995,606)	(826,502)
Gross profit	169,101	139,810
Selling, general and administrative expenses	(91,010)	(93,546)
Operating Profit	78,091	46,264
Total other (expense) income, net	2,120	2,355
Earnings Before Taxes from Discontinued Operations	80,211	48,619
Income Tax Expense	(20,053)	(12,155)
Net Earnings of the Group from Discontinued Operations	$60,158	$36,464

The following tables represent the assets and liabilities held for sale (in thousands):

	December 28, 2018	September 28, 2018
Cash and cash equivalents	$27,195	$21,138
Receivables and contract assets	1,134,795	1,040,996
Prepaid expenses and other	39,280	37,200
Current assets held for sale	$1,201,270	$1,099,334

	December 28, 2018	September 28, 2018
Property, Equipment and Improvements, net	$198,520	$199,847
Goodwill	1,290,723	1,308,000
Intangibles, net	81,834	83,005
Miscellaneous	109,832	110,838
Noncurrent assets held for sale	$1,680,909	$1,701,690

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

	December 28, 2018	September 28, 2018
Notes payable	$1,537	$1,782
Accounts payable	247,046	351,482
Accrued liabilities	303,933	321,627
Contract liabilities	239,763	146,679
Current liabilities held for sale	$792,279	$821,570

	December 28, 2018	September 28, 2018
Long-term Debt	$1,685	$2,710
Other Deferred Liabilities	$137,037	$147,894
Noncurrent liabilities held for sale	$138,722	$150,604

The significant components included in our Consolidated Statements of Cash Flows for the discontinued operations are as follows (in thousands):

	For the Three Months Ended
	December 28, 2018	December 29, 2017
Depreciation and amortization:
Property, equipment and improvements	$2,109.6	$6,355.9
Intangible assets	613.8	3,251.3
Additions to property and equipment	(1,254.1)	(7,621.0)
Stock based compensation	3,615.0	2,364.5
8.     Segment Information
During the second quarter of fiscal 2018, we reorganized our operating and reporting structure around three lines of business (“LOBs”), which also serve as the Company’s operating segments. This reorganization occurred in conjunction with the integration of CH2M into the Company's legacy businesses, and is intended to better serve our global clients, leverage our workforce, help streamline operations and provide enhanced growth opportunities. Additionally, in the first quarter of fiscal 2019, we further refined our operating segment structure to move the GES business from the ATN segment to the BIAF segment to further align with the management and reporting structure of the business. The three global LOBs are as follows: Aerospace, Technology and Nuclear ("ATN"); Buildings, Infrastructure and Advanced Facilities ("BIAF"); and Energy, Chemicals and Resources. Because the results from our ECR business formerly reported as a stand-alone segment are reflected in our unaudited consolidated financial statements as discontinued operations for all periods presented, they are not reflected in the separate segment disclosures below. For further information, refer to Note 7- Discontinued Operations - Sale of Energy, Chemicals and Resources ("ECR") Business.
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) and can evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. For purposes of the Company’s goodwill impairment testing, it has been determined that the Company’s operating segments are also its reporting units based on management’s conclusion that the components comprising each of its operating segments share similar economic characteristics and meet the aggregation criteria for reporting units in accordance with ASC 350, Intangibles-Goodwill and Other.
Under this organization, the sales function is managed on an LOB basis, and accordingly, the associated cost is embedded in the segments and reported to the respective LOB presidents. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”), and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in other corporate expenses).
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
The following tables present total revenues and segment operating profit for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges and CH2M transaction and integration costs (in thousands). Prior period information has been recast to reflect the current period presentation.

	For the Three Months Ended
	December 28, 2018	December 29, 2017
Revenues from External Customers:
Aerospace, Technology and Nuclear	$1,035,028	$710,875
Buildings, Infrastructure and Advanced Facilities	2,048,760	1,073,124
Total	$3,083,788	$1,783,999

	For the Three Months Ended
	December 28, 2018	December 29, 2017
Segment Operating Profit:
Aerospace, Technology and Nuclear	$72,152	$61,066
Buildings, Infrastructure and Advanced Facilities	159,459	66,861
Total Segment Operating Profit	231,611	127,927
Other Corporate Expenses	(71,247)	(49,229)
Restructuring and Other Charges from Continuing Operations	(47,234)	(15,727)
Transaction Costs	—	(67,641)
Total U.S. GAAP Operating Profit	113,130	(4,670)
Total Other (Expense) Income, net (1)	(20,939)	(2,033)
Earnings Before Taxes from Continuing Operations	$92,191	$(6,703)

(1)
Includes the reversal of the gain on the partial settlement of the CH2M retiree medical plans of $2.2 million for the three-month period ended December 28, 2018 and the amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $0.3 million for the three-month periods ended December 28, 2018 and December 29, 2017.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

9.    Receivables and contract assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at December 28, 2018 and September 28, 2018, as well as certain other related information (in thousands):

	December 28, 2018	September 28, 2018
Components of receivables and contract assets:
Amounts billed, net	$1,342,846	$1,107,250
Unbilled receivables and other	1,294,135	1,393,245
Contract assets	44,927	13,439
Total receivables and contract assets, net	$2,681,908	$2,513,934
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$557,532	$472,846
Claims receivable	$2,500	$—
Amounts billed, net consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for doubtful accounts. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.
Unbilled receivables and other, which represent an unconditional right to payment subject only to the passage of time, are reclassified to amounts billed when they are billed under the terms of the contract. Previously, receivables related to contractual milestones or achievement of performance-based targets were included in unbilled receivables. These are now included in contract assets. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.
Contract assets represent unbilled amounts where the right to payment is subject to more than merely the passage of time and includes performance-based incentives and services provided ahead of agreed contractual milestones. Contract assets are transferred to amounts billed when the right to consideration becomes unconditional. The increase in contract assets was a result of normal business activity and not materially impacted by any other factors.

10.	Joint Ventures and VIEs
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
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's result of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $200.3 million and $123.6 million, respectively, as of December 28, 2018 and $162.3 million and $86.1 million, respectively as of September 28, 2018. There are no consolidated VIEs that have debt or credit facilities.
Unconsolidated joint ventures are accounted for under proportionate consolidation or the equity method. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenue, and costs are included in the Company’s balance sheet and results of operations. For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $92.2 million and $88.0 million as of December 28, 2018, respectively and $85.2 million and $75.9 million as of September 28, 2018, respectively. For those joint ventures accounted for under

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and Jacobs' investment created when Jacobs purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets. As of December 28, 2018, the Company’s equity method investments exceeded its share of venture net assets by $74.2 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of December 28, 2018 and September 28, 2018 was a net asset of $136.8 million and $148.4 million, respectively. During the three months ended December 28, 2018 and December 29, 2017, we recognized income from equity method joint ventures of $10.2 million and $8.2 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $10.6 million and $11.1 million as of December 28, 2018 and September 28, 2018, respectively.
11.    Restructuring and Other Charges
CH2M Restructuring Plan
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and pre-integration plans associated with the then pending acquisition of CH2M, which closed on December 15, 2017.  The restructuring activities and related costs under these plans were comprised mainly of severance and lease abandonment programs, while the pre-integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s acquisition integration management efforts.
Following the closing of the CH2M acquisition, these activities have continued into fiscal 2019 and include restructuring activities amounting to approximately $8.2 million and $5.5 million in pre-tax charges during the three months ended December 28, 2018 and December 29, 2017, respectively. The integration activities for the same periods amounted to approximately $26.0 million and $13.8 million in pre-tax charges for the three months ended December 28, 2018 and December 29, 2017, respectively. These activities are expected to continue through fiscal 2019. These activities are not expected to involve the exit of any service types or client end-markets.
2015 Restructuring Plan
During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future. We refer to these initiatives, in the aggregate, as the “2015 Restructuring”. These activities evolved and developed over time as management identified and evaluated opportunities for changes in the Company’s operations (and related areas of potential cost savings), as economic conditions changed and as the realignment of the Company’s operations into its then four global LOBs was implemented. Actions related to the 2015 Restructuring included involuntary terminations, the abandonment of certain leased offices, combining operational organizations, the colocation of employees into other existing offices, and the realignment of the Company's Europe, U.K. and Middle East regional operations. These activities did not involve the exit of any service types or client end-markets. The 2015 Restructuring was completed in fiscal 2017, although related cash payments continue to be made under the related accruals recorded in connection with these activities.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges (or recoveries, which primarily relate to the reversals of lease abandonment accruals) by LOB in connection with the CH2M acquisition for the three months ended December 28, 2018 and the CH2M acquisition and the 2015 Restructuring for the three months ended December 29, 2017 (in thousands):

	Three Months Ended
	December 28, 2018	December 29, 2017
Aerospace, Technology and Nuclear	$449	$312
Buildings, Infrastructure and Advanced Facilities	11,224	2,891
Corporate	33,386	12,525
Continuing Operations	45,059	15,728
Energy, Chemicals and Resources (included in Discontinued Operations)	(5,658)	3,621
Total	$39,401	$19,349

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The activity in the Company’s accrual for the Restructuring and other charges for the three-month period ended December 28, 2018 is as follows (in thousands):

Balance at September 28, 2018	$175,476
Net Charges	39,401
Payments and Usage	(59,813)
Balance at December 28, 2018	$155,064

The balance at December 28, 2018 includes $33.2 million of ECR divestiture liabilities held for sale.
The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M acquisition for the three months ended December 28, 2018, and the CH2M acquisition and the 2015 Restructuring for the three months ended December 29, 2017 (in thousands):

	Three Months Ended
	December 28, 2018	December 29, 2017
Lease Abandonments	$2,484	$3,363
Involuntary Terminations	2,909	2,184
Outside Services	18,198	8,590
Other	15,810	5,212
Total	$39,401	$19,349
Cumulative amounts incurred to date under our various restructuring and other programs since fiscal 2015 by each major type of cost as of December 28, 2018 are as follows (in thousands):

Lease Abandonments	$295,257
Involuntary Terminations	224,551
Outside Services	78,874
Other	112,063
Total	$710,745
12.    Long-term Debt
At December 28, 2018 and September 28, 2018, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	December 28, 2018	September 28, 2018
Revolving Credit Facility	LIBOR + applicable margin (1)	February 2020	$673,606	$149,129
Term Loan Facility	LIBOR + applicable margin (2)	December 2020	1,500,000	1,500,000
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Deferred Financing Fees			(4,649)	(4,998)
Other	Varies	Varies	36	36
Total Long-term debt, net			$2,668,993	$2,144,167

(1)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

plus a margin of between 0% and 0.5%. The applicable LIBOR rates at December 28, 2018 and September 28, 2018 were approximately 1.38% to 3.79% and 1.38% to 3.47%, respectively.

(2)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Term Loan Facility), borrowings under the Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates at December 28, 2018 and September 28, 2018 were approximately 3.82% and 3.71%, respectively.

On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “Revolving Credit Facility”) with a syndicate of large U.S. and international banks and financial institutions. The Revolving Credit Facility provides an accordion feature that allows the Company and the lenders to increase the facility amount to $2.1 billion. On November 30, 2018, the Company entered into a Third Amendment to the Revolving Credit Facility, which provides for, among other things, the designation as a permitted transaction of the disposition of all or any portion of the ECR business, including in a transaction with WorleyParsons Limited which is consistent in all material respects with the sale transaction announced by the Company on October 21, 2018 (the “ECR Disposition”), and the automatic release of certain designated borrowers party to the Revolving Credit Agreement in connection with the closing of the ECR Disposition (upon the concurrent repayment of any direct borrowings under the Revolving Credit Agreement by such designated borrowers).
The Revolving Credit Facility permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the Revolving Credit Facility. The Revolving Credit Facility also provides for a financial letter of credit sub facility of $300.0 million, permits performance letters of credit, and provides for a $50.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio. The Company pays a facility fee of between 0.10% and 0.25% per annum depending on the Company’s Consolidated Leverage Ratio. Amounts outstanding under the Revolving Credit Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of euro currency loans. The Revolving Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type including, among other things, limitations on certain other indebtedness, investments, liens, acquisitions, dispositions, fundamental changes and transactions with affiliates. In addition, the Revolving Credit Facility contains customary events of default. We were in compliance with the covenants under the Revolving Credit Facility at December 28, 2018.
On September 28, 2017, the Company entered into a $1.5 billion unsecured delayed-draw term loan facility (as amended, the “Term Loan Facility”) with a syndicate of financial institutions as lenders and letter of credit issuers. We incurred loans under the Term Loan Facility on December 15, 2017 in connection with the closing of the CH2M acquisition in order to pay cash consideration for the acquisition, and to pay fees and expenses related to the acquisition and the Term Loan Facility. Amounts outstanding under the Term Loan Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. On November 30, 2018, the Company entered into a First Amendment to the Term Loan Facility, which provides for, among other things, the amendment of certain provisions of the Term Loan Facility to permit the ECR Disposition. The Term Loan Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, investments, liens, acquisitions, dispositions fundamental changes and transactions with affiliates. In addition, the Term Loan Facility contains customary events of default. We were in compliance with the covenants under the Term Loan Facility at December 28, 2018.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500.0 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other indebtedness, liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at December 28, 2018.
In conjunction with the acquisition of CH2M, the Company assumed certain long-term financing that was incurred by CH2M prior to the acquisition. The total balance included in long-term debt assumed as of December 28, 2018 and September 28, 2018 was $0.04 million and $0.04 million, which is primarily comprised of equipment financing, bearing interest rates ranging from 0.22% to 3.29% due in monthly installments through September 2021.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

We believe the carrying value of the Revolving Credit Facility, the Term Loan Facility and Other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $497.1 million at December 28, 2018, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $2.5 million in letters of credit under the Revolving Credit Facility, leaving $923.9 million of available borrowing capacity under the Revolving Credit Facility at December 28, 2018. In addition, the Company had issued $469.6 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $472.1 million at December 28, 2018.
13.    Revenue Accounting for Contracts and Adoption of ASC Topic 606
On September 29, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, including the subsequent ASUs that amended and clarified the related guidance.
The Company adopted ASC Topic 606 using the modified retrospective method, and accordingly the new guidance was applied retrospectively to contracts that were not completed or substantially completed as of September 29, 2018 (the date of initial application). As a result, the Company has recorded a cumulative effect adjustment of $37.2 million which is net of $10.3 million of tax. As a result, the Company has recorded a cumulative effect adjustment, net of tax, to decrease retained earnings related to continuing operations by $21.2 million (net of tax) and retained earnings related to discontinued operations by $16.0 million (net of tax) as of September 29, 2018 as well as the following cumulative effect adjustments:
Continuing operations

•	An increase to Deferred Income Tax Assets included within miscellaneous assets of $5.4 million;

•	An increase to Contract liabilities of $15.2 million;

•	A decrease to Receivables of $11.4 million;
Discontinued operations

•	An increase to Current liabilities held for sale of $0.6 million

•	A decrease to Current assets held for sale of $15.4 million;
The decrease in retained earnings primarily resulted from a change in the manner in which the Company determines the performance obligations for its projects. Prior to the adoption of ASC 606, the Company typically segmented contracts that contained multiple services by service type - for instance, engineering, procurement and construction services - for purposes of revenue and margin recognition. Under ASC 606, multiple-service contracts where the Company is responsible for providing a single deliverable (e.g. a constructed asset) will be treated as a single performance obligation for purposes of revenue recognition and thus no longer will be segmented if the individual service types are not identified as distinct performance obligations under the contract. Typically, this will occur when the Company is contracted to perform both engineering and construction on a project.
The following table presents how the adoption of ASC Topic 606 affected certain line items in the Consolidated Statements of Earnings:

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

	Three Months Ended
	December 28, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Revenues	$3,077,464	$6,324	$3,083,788
Direct costs of contracts	(2,515,268)	—	(2,515,268)
Gross profit	562,196	6,324	568,520
Operating Profit	106,806	6,324	113,130
Earnings from Continuing Operations Before Taxes	85,867	6,324	92,191
Income tax expense for Continuing Operations	(21,571)	(1,187)	(22,758)
Net Earnings of the Group from Continuing Operations	64,296	5,137	69,433
Net Earnings of the Group from Discontinued Operations	58,987	1,171	60,158
Net Earnings of the Group	123,283	6,308	129,591
Net Earnings Attributable to Jacobs from Continuing Operations	59,757	5,137	64,894
Net Earnings Attributable to Jacobs from Discontinued Operations	58,231	1,171	59,402
Net Earnings Attributable to Jacobs	$117,988	$6,308	$124,296
The following table presents how the adoption of ASC Topic 606 affected certain line items in the Consolidated Balance Sheets:

	December 28, 2018
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Receivables and contract assets (previously presented as Receivables)	$2,679,417	$2,491	$2,681,908
Current assets held for sale	$1,199,050	$2,220	$1,201,270
Miscellaneous noncurrent assets	$787,071	$(1,187)	$785,884
Contract Liabilities (previously presented as Billings in excess of costs)	$413,597	$(3,833)	$409,764
Current liabilities held for sale	$787,954	$4,325	$792,279
Update to Major Accounting Policies
Upon adoption of ASC Topic 606, the Company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended September 28, 2018. The revised accounting policy on revenue recognition is provided below for revenue recognized following the adoption of ASC Topic 606. For periods presented prior to September 29, 2018, our revenue recognition policies are summarized in the 2018 Form 10-K.
Engineering, Procurement & Construction Contracts and Service Contracts
The Company recognizes engineering, procurement, and construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Upon adoption of ASC Topic 606, contracts which include engineering, procurement and construction services are generally accounted for as a single deliverable (a single performance obligation) and are no longer segmented between types of services. In some instances, the Company’s services associated with a construction activity are limited only to specific tasks such as customer support, consulting or supervisory services. In these instances, the services are typically identified as separate performance obligations.
The Company recognizes revenue using the percentage-of-completion method, based primarily on contract costs incurred to date compared to total estimated contract costs. The percentage-of-completion method (an input method) is the most

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

representative depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Subcontractor materials, labor and equipment and, in certain cases, customer-furnished materials and labor and equipment are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (e.g., the company integrates the materials, labor and equipment into the deliverables promised to the customer or is otherwise primarily responsible for fulfillment and acceptability of the materials, labor and/or equipment). The Company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when control is transferred. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Under the typical payment terms of our engineering, procurement and construction contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly) and customer payments on are typically due within 30 to 60 days of billing, depending on the contract.
For service contracts, the Company recognizes revenue over time using the cost-to-cost percentage-of-completion method. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that have not been billed to clients is classified as a current asset within receivables and contract assets on the Consolidated Balance Sheets. Amounts billed to clients in excess of revenue recognized on service contracts to date are classified as a current liability under contract liabilities. In some instances where the Company is standing ready to provide services, the Company recognizes revenue ratably over the service period. Under the typical payment terms of our service contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, and customer payments are typically due within 30 to 60 days of billing, depending on the contract.
Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are acting as principal for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”).
Variable Consideration
The nature of the Company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders; awards and incentive fees; and liquidated damages and penalties. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred and only up to the amount of cost incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.
The Company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company’s work on the project. Historically, warranty claims have not resulted in material costs incurred for which the Company was not compensated for by the customer.
Practical Expedient
 If the Company has a right to consideration from a customer in an amount that corresponds directly with the value of the Company’s performance completed to date (a service contract in which the company bills a fixed amount for each hour of service provided), the Company recognizes revenue in the amount to which it has a right to invoice for services performed.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The Company does not adjust the contract price for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a service to a customer and when the customer pays for that service will be one year or less.
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide a diverse range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients. Our contracts are with many different customers in numerous industries. Refer to Note 8- Segment Information for additional information on how we disaggregate our revenues by reportable segment, as well as a more complete description of our business.
The following table further disaggregates our revenue by geographic area for the three months ended December 28, 2018 and December 29, 2017 (in thousands):

	Three Months Ended
	December 28, 2018	December 29, 2017
Revenues:
United States	$2,182,304	$1,118,833
Europe	614,224	464,095
Canada	50,488	6,904
Asia	35,611	32,264
India	12,639	9,647
Australia and New Zealand	126,647	140,877
South America and Mexico	2,649	1,773
Middle East and Africa	59,226	9,606
Total	$3,083,788	$1,783,999
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Amounts classified as “Billings in excess of costs” on the Consolidated Balance Sheets of our 2018 Form 10-K have been renamed to “Contract liabilities” on the Consolidated Balance Sheets.
The increase in contract liabilities was a result of normal business activity and not materially impacted by any other factors. Revenue recognized for the three months ended December 28, 2018 that was included in the contract liability balance on September 28, 2018 was $225.2 million.
Remaining Performance Obligations
The Company’s remaining performance obligations as of December 28, 2018 represent a measure of the total dollar value of work be performed on contracts awarded and in progress. The Company had approximately $12.4 billion in remaining performance obligations as of December 28, 2018. The Company expects to recognize 57% of our remaining performance obligations within the next twelve months and the remaining 43% thereafter.
Although remaining performance obligations reflect business that is considered to be firm, cancellations, scope adjustments, foreign currency exchange fluctuations or deferrals may occur that impact their volume or the expected timing of their recognition. Remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic benefit cost recognized in earnings during the three months ended December 28, 2018 and December 29, 2017 (in thousands):

	Three Months Ended
	December 28, 2018	December 29, 2017
Component:
Service cost	$2,489	$2,281
Interest cost	15,142	15,424
Expected return on plan assets	(24,837)	(25,073)
Amortization of previously unrecognized items	2,400	2,290
Plan Amendment and settlement loss (gain)	1,363	3,819
	$(3,443)	$(1,259)

As a result of the adoption of ASU 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in the first quarter of fiscal 2019, the service cost component of net periodic pension expense has been presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense have been reclassified from selling, general and administrative expense and direct cost of contracts and instead presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings for the three months ended December 28, 2018 and December 29, 2017 in the amount of $4.0 million and $3.7 million, respectively.
In the first quarter of fiscal 2019, the Company elected to discontinue the CH2M Hill Retiree Medical Plan and the OMI Retiree Medical Plan, effective December 31, 2018. Lump sum payments were made to certain participants in the first quarter of fiscal 2019, resulting in a partial plan settlement and related settlement gain of $2.2 million. In the second quarter of fiscal 2019, lump sum payments were made to remaining plan participants and the plans were fully settled, resulting in an additional $32.0 million in settlement gains which will be recognized in the second quarter of fiscal 2019.
On January 1, 2019, the CH2M Hill Pension Plan and the CH2M Hill IDC Pension Plan merged into its Sverdrup Pension Plan. The newly combined plan is called the Jacobs Consolidated Pension Plan. In December 2017, the Company incurred a settlement loss of approximately $3.8 million related to its Sverdrup Pension Plan in the U.S.
Due to a recent ruling by the High Court in the United Kingdom regarding equalization between men and women of a tranche of pension (the Guaranteed Minimum Pension) accrued between 1990 and 1997, Jacobs measured the estimated impact of this ruling in its consolidated financial statements, resulting in an increase of approximately $38.2 million in the ASC 715 balance sheet liability in the first quarter of fiscal 2019, with an offset to other comprehensive income, net of tax.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2018 (in thousands):

Cash contributions made during the first three months of fiscal 2019	$7,818
Cash contributions projected for the remainder of fiscal 2019	30,026
Total	$37,844

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

15.	Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax for the three months ended December 28, 2018 (in thousands):

	Change in Pension Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at September 28, 2018	$(309,867)	$(496,017)	$(819)	$(806,703)
Other comprehensive income (loss)	3,476	(52,400)	834	(48,090)
Reclassifications from other comprehensive income (loss)	(2,172)	—	413	(1,759)
Balance at December 28, 2018	$(308,563)	$(548,417)	$428	$(856,552)

16.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States and significantly revised the U.S. corporate income tax laws. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” like that used when accounting for business combinations. As of December 22, 2018, we have completed our accounting for the tax effects of the enactment of the Act. For the deferred tax balances, we remeasured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s revised remeasurement resulted in cumulative charges to income tax expense of $144.4 million for the measurement period. The Act calls for a one-time tax on deemed repatriation of foreign earnings. This one-time transition tax is based on our total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. We have recorded $14.3 million in cumulative transition taxes during the measurement period, although the transition tax is expected to be offset by foreign tax credits in the future and resulting in no additional cash tax liability. In addition, the Company recorded $104.2 million in cumulative valuation expense charges during the measurement period with respect to certain foreign tax credit deferred tax assets as a result of the Tax Act and CH2M integration.
The Company’s effective tax rate from continuing operations increased to 24.7% for first quarter fiscal 2019, up significantly in comparison to the effective tax rate of (405.8)% from continuing operations for the corresponding period last year. This increase was due primarily to nonrecurring tax items included in first quarter fiscal 2018 income taxes associated with valuation charges of $53.0 million on foreign tax credits and a partially offsetting $24.0 million benefit from the remeasurement of deferred taxes in accordance with changes in tax rates from the Act. See Note 7- Discontinued Operations - Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.
The amount of income taxes the Company pays is subject to ongoing audits by tax jurisdictions around the world. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Australia, Canada, India, the Netherlands, the United Kingdom and the United States. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. It is reasonably possible that, during the next twelve months, we may realize a decrease in our uncertain tax positions of approximately $12.6 million as a result of concluding various tax audits and closing tax years.

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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three months ended December 28, 2018 and December 29, 2017 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

	Three Months Ended
	December 28, 2018	December 29, 2017
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$64,894	$(34,234)
Net earnings from continuing operations allocated to participating securities	(135)	243
Net earnings from continuing operations allocated to common stock for EPS calculation	$64,759	$(33,991)

Net earnings attributable to Jacobs from discontinued operations	$59,402	$36,397
Net earnings from discontinued operations allocated to participating securities	(124)	(258)
Net earnings from discontinued operations allocated to common stock for EPS calculation	$59,278	$36,139

Net earnings allocated to common stock for EPS calculation	$124,037	$2,148

Denominator for Basic and Diluted EPS:
Weighted average basic shares	142,451	125,008
Shares allocated to participating securities	(297)	(886)
Shares used for calculating basic EPS attributable to common stock	142,154	124,122

Effect of dilutive securities:
Stock compensation plans	1,424	1,023
Shares used for calculating diluted EPS attributable to common stock	143,578	125,145

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.45	$(0.27)
Basic Net Earnings from Discontinued Operations Per Share	$0.42	$0.29
Basic EPS	$0.87	$0.02
Diluted Net Earnings from Continuing Operations Per Share	$0.45	$(0.27)
Diluted Net Earnings from Discontinued Operations Per Share	$0.41	$0.29
Diluted EPS	$0.86	$0.02
Share Repurchases
On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of the Company’s common stock, to expire on July 31, 2018. On July 19, 2018, the Company's Board of Directors authorized the continuation of this share repurchase program for an additional three years, to expire on July 31, 2021. The following table summarizes the activity under this program during fiscal 2019:

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000,000	$60.95	2,324,161	2,324,161

(1)	Includes commissions paid and calculated at the average price per share.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

On January 17, 2019, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022. No shares have been repurchased under this program.
Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to a Rule 10b5-1 plan or otherwise. The share repurchase program does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.
Dividend Program
On January 17, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share of the Company’s common stock that will be paid on March 15, 2019, to shareholders of record on the close of business on February 15, 2019. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid during the first fiscal quarter of 2019 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
September 11, 2018	September 28, 2018	October 26, 2018	$0.15
July 19, 2018	August 3, 2018	August 31, 2018	$0.15
May 3, 2018	May 18, 2018	June 15, 2018	$0.15
January 18, 2018	February 16, 2018	March 16, 2018	$0.15
September 27, 2017	October 13, 2017	November 10, 2017	$0.15

18.	Commitments and Contingencies
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
At December 28, 2018 and September 28, 2018, the Company had issued and outstanding approximately $472.1 million and $446.6 million, respectively, in LOCs and $1.3 billion and $870.3 million, respectively, in surety bonds.
We maintain insurance coverage for most insurable aspects of our business and operations. Our insurance programs have varying coverage limits depending upon the type of insurance and include certain conditions and exclusions which insurance companies may raise in response to any claim that the Company brings. We have also elected to retain a portion of losses and liabilities that occur through using various deductibles, limits, and retentions under our insurance programs. As a result, we may be subject to a future liability for which we are only partially insured or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of the contracts which the Company enters with its clients. Our insurers are also subject to business risk and, as a result, one or more of them may be unable to fulfill their insurance obligations due to insolvency or otherwise.
Additionally, as a contractor providing services to the U.S. federal government we are subject to many types of audits, investigations, and claims by, or on behalf of, the government including with respect to contract performance, pricing, cost allocations, procurement practices, labor practices, and socioeconomic obligations. Furthermore, our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the United States, as well as by various government agencies representing jurisdictions outside the United States.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our Consolidated Balance Sheets include amounts representing our probable estimated liability relating to such claims, guarantees, litigation, audits, and investigations. We perform an analysis to determine the level of reserves to establish for insurance-related claims that are known and have been asserted against us, as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations. Insurance recoveries are recorded as assets if recovery is probable and estimated liabilities are not reduced by expected insurance recoveries.
The Company believes, after consultation with counsel, that such guarantees, litigation, U.S. government contract-related audits, investigations and claims, and income tax audits and investigations should not have a material adverse effect on our consolidated financial statements.
On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”). The arbitration is pending in Singapore before the Singapore International Arbitration Centre. In March 2011, Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for the Nui Phao mine/mineral processing project in Vietnam. In the Notice of Arbitration and in a subsequently filed Statement of Claim and Supplementary Statement of Claim dated February 1, 2016 and February 26, 2016, respectively, NPMC asserts various causes of action and alleges that the quantum of its claim exceeds $167.0 million. Jacobs has denied liability and is vigorously defending this claim. A three-week hearing on the merits concluded on December 15, 2017 and a decision is expected in early 2019.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations and/or cash flows.
In 2012, CH2M HILL Australia Pty Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC and is seeking compensatory damages in the amount of approximately $530.0 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC has provided a preliminary estimate of the monetary value of its claims in the amount of approximately $1.7 billion and has drawn on bonds. This draw on bonds does not impact the Company's ultimate liability. A hearing in this matter is scheduled to begin in February 2020 and no decision is expected before 2020.  In September 2018, JKC filed a declaratory judgment action in Western Australia alleging that the entities which executed parent company guaranties for the Consortium, including CH2M Hill Companies, Ltd., have an obligation to pay JKC’s ongoing costs to complete the project after termination.  A hearing in that matter is scheduled for March 2019. If the Consortium is found liable, these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and /or cash flows, particularly in the short term. However, the Consortium has denied liability and is vigorously defending these claims and pursuing its affirmative claims against JKC, and based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. See Note 5- Business Combinations for further information relating to CH2M contingencies.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to December 28, 2018 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

•
The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2- Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2018 Form 10-K. See also Note 13- Revenue Accounting for Contracts and Adoption of ASC 606 for a discussion of our updated policies related to revenue recognition;

•	The Company’s fiscal 2018 audited consolidated financial statements and notes thereto included in our 2018 Form 10-K; and

•	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K.
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, those listed and discussed in Item 1A, Risk Factors included in our 2018 Form 10-K and this subsequent Quarterly Report on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission ("SEC").
Lines of Business
During the second quarter of fiscal 2018, we reorganized our operating and reporting structure around three global lines of business (“LOBs”), which also serve as the Company’s operating segments. The three lines of business are as follows: (i) Aerospace, Technology and Nuclear, (ii) Buildings, Infrastructure and Advanced Facilities, and (iii) Energy, Chemicals and Resources. Additionally, in the first quarter of fiscal 2019, we further refined our operating segment structure to move the Global Environmental Solutions ("GES") business from the ATN segment to the BIAF segment. This reorganization occurred in conjunction with the integration of CH2M into the Company's legacy businesses, and is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities.
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) and can evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. For purposes of the Company’s goodwill impairment testing, it has been determined that the Company’s operating segments are also its reporting units based on management’s conclusion that the components comprising each of its operating segments share similar economic characteristics and meet the aggregation criteria for reporting units in accordance with ASC 350, Intangibles-Goodwill and Other.
Under the new organization, the sales function is managed on an LOB basis, and accordingly, the associated cost is embedded in the new segments and reported to the respective LOB presidents. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in other corporate expenses).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Aerospace, Technology and Nuclear (ATN) – We provide an in-depth range of scientific, engineering, construction, nuclear and technical support services to the aerospace, defense, technical and automotive industries in several countries. Long-term clients include the Ministry of Defence in the U.K., the U.K. Nuclear Decommissioning Authority, NASA, the U.S. Department of Energy ("DoE"), the U.S. Department of Defense (“DoD”), the U.S. Special Operations Command ("USSOCOM"), the U.S. Intelligence community, and the Australian Department of Defence. Specific to NASA, one of our major government customers in the U.S., is our ability to design, build, operate, and maintain highly complex facilities relating to space systems, including test and evaluation facilities, launch facilities, and support infrastructure. We provide support to all phases of the nuclear life-cycle from initial planning through design, construction, commissioning, operations and decommissioning/decontamination on government sites within the U.S., and Canada and on both government and commercial sites in the U.K.
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
Buildings, Infrastructure and Advanced Facilities (BIAF) – We provide services to broad sectors including buildings, water, transportation (roads, rail, aviation and ports), environmental and advanced facilities for life sciences, semiconductors, data centers, consumer products and other advanced manufacturing operations throughout North America, Europe, India, the Middle East, Australia and Asia. Our representative clients include national government departments/agencies in the U.S., Europe, U.K., Australia, and Asia, state and local departments of transportation within the U.S and private industry firms.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
Energy, Chemicals and Resources (ECR)
ECR Disposition
On October 21, 2018, Jacobs and WorleyParsons Limited, a company incorporated in Australia (“Buyer”), entered into a Stock and Asset Purchase Agreement pursuant to which Buyer agreed to acquire the Company’s ECR businesses for a purchase price of $3.3 billion consisting of (i) $2.6 billion in cash plus (ii) 58.2 million ordinary shares of the Buyer, subject to adjustments for changes in working capital and certain other items (the “Transaction”). The Transaction, which has been approved by the boards of directors of the Company and Buyer, is expected to close in the first half of calendar 2019.
The completion of the Transaction is subject to certain customary closing conditions, including, but not limited to, (i) the absence of any law or order prohibiting the consummation of the Transaction, (ii) the expiration or termination of the waiting period (and any extensions thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the expiration or termination of all applicable waiting periods and the receipt of all applicable approvals required pursuant to or in connection with the competition laws of certain foreign jurisdictions in which the ECR business operates, (iv) the receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), (v) the completion of a certain number of agreed upon steps of the Reorganization (as defined in the Purchase Agreement) and (vi) the transfer of certain owned real property of the ECR business.
As a result of the Transaction and all facts, management has concluded that the disposal group, which includes our entire ECR business, met the criteria to be held for sale beginning in the current fiscal quarter. Furthermore, we determined that the assets held for sale qualify for discontinued operations. As such, the financial results of the ECR business are reflected in our unaudited consolidated statements of earnings as discontinued operations for all periods presented. Furthermore, current and non-current assets and liabilities of the disposal group are reflected in the unaudited consolidated balance sheets for both periods presented.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
Restructuring and Other Charges
CH2M Restructuring Plan
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and pre-integration plans associated with the then pending acquisition of CH2M, which closed on December 15, 2017.  The restructuring activities and related costs under these plans were comprised mainly of severance and lease abandonment programs, while the pre-integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s acquisition integration management efforts.
Following the closing of the CH2M acquisition, these activities have continued into fiscal 2019 and include restructuring activities amounting to approximately $8.2 million and $5.5 million in pre-tax charges during the three months ended December 28, 2018 and December 29, 2017, respectively. Combined with $26.0 million and $13.8 million in integration activities for the same periods, the total cost of these restructuring and integration activities approximated $34.2 million and $19.3 million in pre-tax charges for the three months ended December 28, 2018 and December 29, 2017, respectively. These activities are expected to continue through fiscal 2019. These activities are not expected to involve the exit of any service types or client end-markets. The Company is targeting to achieve annual cost savings of $175.0 million upon the completion of these activities.
2015 Restructuring Plan

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

During the second fiscal quarter of 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs, and better position itself to drive growth of the business in the future. We refer to these initiatives, in the aggregate, as the “2015 Restructuring”. These activities evolved and developed over time as management identified and evaluated opportunities for changes in the Company’s operations (and related areas of potential cost savings), as economic conditions changed and as the realignment of the Company’s operations into its then four global LOBs was implemented. Actions related to the 2015 Restructuring included involuntary terminations, the abandonment of certain leased offices, combining operational organizations, and the colocation of employees into other existing offices. These activities did not involve the exit of any service types or client end-markets. The 2015 Restructuring was completed in fiscal 2017, although related cash payments continue under the related accruals recorded in connection with these activities.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges (or recoveries, which primarily relate to the reversals of lease abandonment accruals related to previously vacated facilities which are now planned to be utilized) by line of business in connection with the CH2M acquisition for the three months ended December 28, 2018 and the CH2M acquisition for the three months ended December 29, 2017 (in thousands):

	Three Months Ended
	December 28, 2018	December 29, 2017
Aerospace, Technology and Nuclear	$449	$312
Buildings, Infrastructure and Advanced Facilities	11,224	2,891
Corporate	33,386	12,525
Continuing Operations	45,059	15,728
Energy, Chemicals and Resources (included in Discontinued Operations)	(5,658)	3,621
Total	$39,401	$19,349
The activity in the Company’s accrual for the Restructuring and other charges for the three-month period ended December 28, 2018 is as follows (in thousands):

Balance at September 28, 2018	$175,476
Net Charges	39,401
Payments and Usage	(59,813)
Balance at December 28, 2018	$155,064

The balance at December 28, 2018 includes $33.2 million of ECR divestiture liabilities held for sale.
The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M acquisition and the for the three months ended December 28, 2018 and the CH2M acquisition for the three months ended December 29, 2017 (in thousands):

	Three Months Ended
	December 28, 2018	December 29, 2017
Lease Abandonments	$2,484	$3,363
Involuntary Terminations	2,909	2,184
Outside Services	18,198	8,590
Other	15,810	5,212
Total	$39,401	$19,349

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Cumulative amounts incurred to date under our various restructuring and other programs since fiscal 2015 by each major type of costs as of December 28, 2018 are as follows (in thousands):

Lease Abandonments	$295,257
Involuntary Terminations	224,551
Outside Services	78,874
Other	112,063
Total	$710,745
Results of Operations for the three months ended December 28, 2018 and December 29, 2017
(in thousands, except per share information)

	For the Three Months Ended
	December 28, 2018	December 29, 2017
Revenues	$3,083,788	$1,783,999
Direct cost of contracts	(2,515,268)	(1,441,905)
Gross profit	568,520	342,094
Selling, general and administrative expenses	(455,390)	(346,764)
Operating Profit	113,130	(4,670)
Other Income (Expense):
Interest income	2,104	3,834
Interest expense	(25,325)	(7,092)
Miscellaneous income (expense), net	2,282	1,225
Total other (expense) income, net	(20,939)	(2,033)
Earnings from Continuing Operations Before Taxes	92,191	(6,703)
Income Tax Expense for Continuing Operations	(22,758)	(27,200)
Net Earnings of the Group from Continuing Operations	69,433	(33,903)
Net Earnings of the Group from Discontinued Operations	60,158	36,464
Net Earnings of the Group	129,591	2,561
Net (Earnings) Loss Attributable to Noncontrolling Interests from Continuing Operations	(4,539)	(331)
Net Earnings Attributable to Jacobs from Continuing Operations	64,894	(34,234)
Net (Earnings) Loss Attributable to Noncontrolling Interests from Discontinued Operations	(756)	(67)
Net Earnings Attributable to Jacobs from Discontinued Operations	59,402	36,397
Net Earnings Attributable to Jacobs	$124,296	$2,163
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.45	$(0.27)
Basic Net Earnings from Discontinued Operations Per Share	$0.42	$0.29
Basic Earnings Per Share	$0.87	$0.02

Diluted Net Earnings from Continuing Operations Per Share	$0.45	$(0.27)
Diluted Net Earnings from Discontinued Operations Per Share	$0.41	$0.29
Diluted Earnings Per Share	$0.86	$0.02

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Overview – Three Months Ended December 28, 2018
Net earnings attributable to Jacobs from continuing operations for the first fiscal quarter 2019 ended December 28, 2018 were $64.9 million (or $0.45 per diluted share), an increase of $99.1 million, or 289.6%, from $(34.2) million (or $(0.27) per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the three months ended December 28, 2018 were $35.4 million in after tax Restructuring and other charges. Our first quarter fiscal 2018 operating results from continuing operations included $11.9 million in after tax Restructuring and other charges, $51.4 million in CH2M transaction costs and $28.8 million in income tax charges associated with the Tax Cuts and Jobs Act (“the Act”).
Net earnings attributable to Jacobs from discontinued operations for the first fiscal quarter 2019 ended December 28, 2018 were $59.4 million (or $0.41 per diluted share), an increase of $23.0 million, or 63.2%, from $36.4 million (or $0.29 per diluted share) for the corresponding period last year.
On December 15, 2017, the Company completed the acquisition of CH2M, an international provider of engineering, construction, and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock.
Consolidated Results of Operations
Revenues for the first fiscal quarter of 2019 were $3.08 billion, an increase of $1.30 billion, or 72.9% from $1.78 billion for the corresponding period last year. The increase in revenues was due primarily to the three-month period ended December 29, 2017 including only fifteen days of results attributable from the CH2M acquisition and to an overall increase in legacy Jacobs businesses. Pass-through costs included in revenues for the three months ended December 28, 2018 and December 29, 2017 amounted to $586.5 million and $377.4 million, respectively, due primarily to the full quarter of incremental revenue in the first fiscal quarter of 2019 from the December 15, 2017 acquisition of CH2M.
Gross profit for the first quarter of 2019 was $568.5 million, an increase of $226.4 million, or 66.2% from $342.1 million from the corresponding period last year. Our gross profit margins were 18.4% and 19.2% for the three-month periods ended December 28, 2018 and December 29, 2017, respectively.
SG&A expenses for the three months ended December 28, 2018 were $455.4 million, an increase of $108.6 million, or 31.3%, from $346.8 million for the corresponding period last year. The increase in SG&A expenses as compared to the corresponding period last year was due mainly to incremental SG&A expense from the acquired CH2M businesses. Impacts from foreign exchange were not meaningful for the three months ended December 28, 2018. SG&A expense for the three months ended December 28, 2018 included Restructuring and other charges of $44.4 million, while SG&A expense for the three months ended December 29, 2017 included $15.7 million in CH2M Restructuring and $67.6 million in CH2M transaction costs.
Net interest expense for the three months ended December 28, 2018 was $23.2 million, an increase of $20.0 million from $3.3 million for the corresponding period last year. The increase in net interest expense as compared to the corresponding period last year was due primarily to higher levels of average debt balances outstanding related to financing activities for the acquisition of CH2M which was not funded until December 15, 2017, and which was partially funded with term loan financing of $1.5 billion and revolving credit line borrowings of $850.2 million.
Miscellaneous income (expense), net for the three months ended N was $2.3 million, up $1.1 million from $1.2 million for the corresponding period last year. The increase was due primarily to impacts from unrealized gains and losses from foreign exchange and a current year partial settlement gain on CH2M retiree medical plans of $2.2 million.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States and significantly revised the U.S. corporate income tax laws. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” like that used when accounting for business combinations.
As of December 22, 2018, we have completed our accounting for the tax effects of the enactment of the Act. For the deferred tax balances, we remeasured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s revised remeasurement resulted in cumulative charges to income tax expense of $144.4 million for the measurement period. The Act calls for a one-time tax on deemed repatriation of foreign earnings. This one-time transition tax is based on our total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. We have recorded $14.3 million in cumulative transition taxes during the measurement period, although the transition tax is expected to be offset by foreign tax credits in the future and resulting in no additional cash tax liability. In addition, the Company recorded $104.2 million in cumulative

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

valuation expense charges during the measurement period with respect to certain foreign tax credit deferred tax assets as a result of the Tax Act and CH2M integration.
The Company’s effective tax rate from continuing operations increased to 24.7% for first quarter fiscal 2019, up significantly in comparison to the effective tax rate of (405.8)% from continuing operations for the corresponding period last year. This increase was due primarily to nonrecurring tax items included in first quarter fiscal 2018 income taxes associated with valuation charges of $53.0 million on foreign tax credits and a partially offsetting $24.0 million benefit from the remeasurement of deferred taxes in accordance with changes in tax rates from the Act. See Note 7- Discontinued Operations - Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.
The amount of income taxes the Company pays is subject to ongoing audits by tax jurisdictions around the world. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Australia, Canada, India, the Netherlands, the United Kingdom and the United States. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. It is reasonably possible that, during the next twelve months, we may realize a decrease in our uncertain tax positions of approximately $12.6 million as a result of concluding various tax audits and closing tax years.
Segment Financial Information
The following table provides selected financial information for our operating segments and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges and CH2M transaction and integration costs (in thousands).

	Three Months Ended
	December 28, 2018	December 29, 2017
Revenues from External Customers:
Aerospace, Technology and Nuclear	$1,035,028	$710,875
Buildings, Infrastructure and Advanced Facilities	2,048,760	1,073,124
Total	$3,083,788	$1,783,999

	Three Months Ended
	December 28, 2018	December 29, 2017
Segment Operating Profit:
Aerospace, Technology and Nuclear	$72,152	$61,066
Buildings, Infrastructure and Advanced Facilities	159,459	66,861
Total Segment Operating Profit	231,611	127,927
Other Corporate Expenses	(71,247)	(49,229)
Restructuring and Other Charges from Continuing Operations	(47,234)	(15,727)
Transaction Costs	—	(67,641)
Total U.S. GAAP Operating Profit	113,130	(4,670)
Total Other (Expense) Income, net (1)	(20,939)	(2,033)
Earnings Before Taxes from Continuing Operations	$92,191	$(6,703)
(1) Includes the reversal of the gain on the partial settlement of the CH2M retiree medical plans of $2.2 million for the three-month period ended December 28, 2018 and the amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $0.3 million for the three-month periods ended December 28, 2018 and December 29, 2017.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Aerospace, Technology and Nuclear

	Three Months Ended
	December 28, 2018	December 29, 2017
Revenue	$1,035,028	$710,875
Operating Profit	$72,152	$61,066
Aerospace, Technology and Nuclear segment revenues for the three months ended December 28, 2018 were $1.04 billion, an increase of $324.2 million, or 45.6%, from $710.9 million for the corresponding period last year. The increase in revenue was due in large part to incremental revenue resulting from the CH2M acquisition, from which only fifteen days of revenue and operating profit results were attributable in the prior year period because the acquisition closed December 15, 2017. Also, our revenues were positively impacted by year over year revenue volume growth across our legacy portfolio, highlighted by increased spending by customers in the U.S. government business sector. Impacts on revenues from unfavorable foreign currency were approximately $4.8 million for the three-month period of fiscal 2019 compared to the corresponding prior year periods in fiscal 2018, respectively.
Operating profit for the segment was $72.2 million for the three months ended December 28, 2018, an increase of $11.1 million, or 18.2%, from $61.1 million for the corresponding period last year. In addition to incremental operating profit benefits from the CH2M acquisition, the increases from the prior year were primarily attributable to the continued growth in profits from our U.S. governmental business sector.
Buildings, Infrastructure and Advanced Facilities

	Three Months Ended
	December 28, 2018	December 29, 2017
Revenue	$2,048,760	$1,073,124
Operating Profit	$159,459	$66,861
Revenues for the Buildings, Infrastructure and Advanced Facilities segment for the three months ended December 28, 2018 were $2.05 billion, an increase of $975.6 million, or 90.9%, from $1.07 billion for the corresponding period last year. The increase in revenue was due in large part to the incremental revenue resulting from the CH2M acquisition, from which only fifteen days of revenue and operating profit results were attributable in the prior year period because the acquisition closed December 15, 2017, together with revenue increases across all our businesses with strong investment in Life Sciences and transport infrastructure and project management/construction management ("PMCM") market. Impacts on revenues from unfavorable foreign currency were approximately $14.6 million for the three-month period of fiscal 2019 compared to the corresponding prior year periods in fiscal 2018, respectively.
Operating profit for the segment for the three months ended December 28, 2018 was $159.5 million, an increase of $92.6 million, or 138.5%, from $66.9 million for the comparative period in 2018. The year over year increase in operating profit was in part due to favorable impacts from the CH2M acquisition, together with positive impacts from the higher year over year revenues for the segment.

Other Corporate Expenses
Other corporate expenses for the three months ended December 28, 2018 were $71.2 million, an increase of $22.0 million from $49.2 million for the corresponding period last year. This increase was due primarily to higher professional service fees, personnel related costs, amortization of intangible assets acquired and $18.0 million of other current year cost allocation realignments in conjunction with the CH2M acquisition, partially offset by savings in other corporate expenses, including those associated with the CH2M Restructuring Plan and the 2015 Restructuring Plan.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Company’s international defined benefit pension plans. In addition, other corporate expenses may also include from time to time certain adjustments to contract margins (both positive and negative) associated with projects where it has been determined, in the opinion of management, that such adjustments are not indicative of the performance of the related LOB.

Discontinued Operations
The results from our ECR business formerly reported as a stand-alone segment are reflected in our unaudited consolidated financial statements as discontinued operations for all periods presented. For further information, refer to Note 7- Discontinued Operations - Sale of Energy, Chemicals and Resources ("ECR") Business.
For the three months ended December 28, 2018 and December 29, 2017, net earnings attributable to discontinued operations before income taxes were $59.4 million and $36.4 million, respectively. This increase was due primarily to the full quarter of incremental revenue in the first fiscal quarter of 2019 from the December 15, 2017 acquisition of CH2M.

Backlog Information
We include in backlog the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. Our policy with respect to O&M contracts, however, is to include in backlog the amount of revenues we expect to receive for one succeeding year, regardless of the remaining life of the contract. For national government programs (other than national government O&M contracts, which are subject to the same policy applicable to all other O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, excluding option periods. Because of variations in the nature, size, expected duration, funding commitments, and the scope of services required by our contracts, the timing of when backlog will be recognized as revenues can vary greatly between individual contracts.
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
The following table summarizes our backlog at December 28, 2018 and December 29, 2017 (in millions):

	December 28, 2018	December 29, 2017
Aerospace, Technology and Nuclear	$7,158	$6,642
Buildings, Infrastructure and Advanced Facilities	13,177	12,269
Total	$20,335	$18,911
The increase in backlog in Aerospace, Technology and Nuclear from December 29, 2017 was primarily the result of new awards from the U.S. federal government.
The increase in backlog in Buildings, Infrastructure and Advanced Facilities from December 29, 2017 was primarily the result of new awards in the UK, Middle East and U.S. markets in Advanced Facilities and Transportation.
Consolidated backlog differs from the Company’s remaining performance obligations as defined by ASC 606 primarily because of our national government contracts (other than national government O&M contracts). Our policy is to include in backlog the full contract award, whether funded or unfunded excluding the option periods while our remaining performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. Additionally, the Company includes our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Liquidity and Capital Resources
At December 28, 2018, our principal sources of liquidity consisted of $886.7 million in cash and cash equivalents and $923.9 million of available borrowing capacity under our $1.6 billion 2014 revolving credit facility (the “Revolving Credit Facility”).
The amount of cash and cash equivalents at December 28, 2018 represented an increase of $114.5 million from $772.2 million at September 28, 2018. Additionally, cash and cash equivalents were $27.2 million relating to discontinued operations at the end of the period, a decrease of $3.4 million from the prior period.
This increase was due to favorable cash flows from financing activities of $345.7 million, offset by $224.7 million of cash flows used for operations and $22.6 million in cash flows used for investing activities. On a comparative basis, cash and cash equivalents increased $288.8 million to $1.0 billion during the three month-period ended December 29, 2017 from $774.2 million at September 29, 2017. This increase was driven mainly by cash flow from operations of $46.9 million and cash flow provided by financing activities of $1.6 billion, offset by cash flows used for investing activities of $1.4 billion, both of which were largely driven by the CH2M acquisition.
Our cash flow used for operations of $(224.7) million during the three-month period ended December 28, 2018 was comparatively lower than the $46.9 million in cash flow from operations for the corresponding prior year period, due mainly to the increases in working capital (mainly accounts receivable) from the previous period offset by higher net earnings compared to the prior period.
Our cash used for investing activities for the three months ended December 28, 2018 was $22.6 million, which was $1.37 billion less than prior year's cash used for investing activities, the decrease of which primarily related to cash used for the CH2M acquisition in the prior year, net of cash amounts acquired from the acquisition of $315.2 million. Additions to property and equipment were comparable period over period.
Our cash from financing activities of $345.7 million for the three months ended December 28, 2018 resulted mainly from net proceeds from borrowings of $527.3 million offset by common stock repurchases of $141.8 million. Cash from financing activities was $1.6 billion for the three months ended December 29, 2017, resulting mainly from proceeds on borrowings to fund the CH2M acquisition. Additionally, there were no common stock repurchases in the corresponding prior year period. The Company paid $28.6 million in dividends to shareholders and noncontrolling interests during the three-month period ended December 28, 2018, with $18.1 million in dividends paid in the comparative prior year period.
At December 28, 2018, the Company had approximately $292.8 million in cash and cash equivalents held in the U.S. and $593.9 million held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 13- Income Taxes of Notes to Consolidated Financial Statements included in our 2018 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $472.1 million in letters of credit outstanding at December 28, 2018. Of this amount, $2.5 million was issued under the Revolving Credit Facility and $469.6 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On October 21, 2018, Jacobs and Buyer entered into a Stock and Asset Purchase Agreement pursuant to which Buyer agreed to acquire the Company’s ECR business for a purchase price of $3.3 billion consisting of (i) $2.6 billion in cash plus (ii) 58.2 million ordinary shares of the Buyer, subject to adjustments for changes in working capital and certain other items. The Transaction, which has been approved by the boards of directors of the Company and Buyer, is expected to close in the first half of calendar 2019.
We believe we have adequate liquidity and capital resources to fund our operations, support our debt service, pay dividends and buy back shares and support our ongoing acquisition strategy for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity remaining under the Revolving Credit Facility and our continuing cash from operations. We were in compliance with all of our debt covenants at December 28, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Interest Rate Risk
Please see the Note 12- Long-term Debt in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the Revolving Credit Facility, Term Loan Facility and Note Purchase Agreement.
Our Term Loan Facility, Revolving Credit Facility, and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 28, 2018, we had an aggregate of $2.2 billion in outstanding borrowings under our Term Loan Facility and our Revolving Credit Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Term Loan Facility and Revolving Credit Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at a Eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. Additionally, if our consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points.
For the three months ended December 28, 2018, our weighted average floating rate borrowings were approximately $1.99 billion. If floating interest rates had increased by 1.00%, our interest expense for the three months ended December 28, 2018 would have increased by approximately $5.0 million.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. In Part II - Item 9A - Controls and Procedures of our 2018 Form 10-K, we identified a material weakness in our disclosure controls and procedures relating to our accounting for income taxes in connection with a business combination, specifically related to the ineffective design and operating effectiveness of controls over the completeness and accuracy of deferred taxes and the evaluation of the recoverability of deferred taxes associated with the CH2M acquisition.
The Company’s management, with the participation of its Chairman and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act, as of December 28, 2018, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weakness identified above. The Company has made significant progress toward remediating the material weakness which is described below.
In light of the material weakness identified above, the Company’s management, with the oversight of the Audit Committee of the Board of Directors (the “Audit Committee”), performed additional analysis and other procedures to ensure our consolidated financial statements have been prepared in accordance with GAAP and reflect our financial position and results of operations as of and for the quarter ended December 28, 2018. As a result, notwithstanding the material weakness identified above, our management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented.
The Company's management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. In response to the identified material

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

weakness, the Company’s management, with the oversight of the Audit Committee of the Board of Directors, has initiated actions and has made significant progress toward the remediation of the material weakness identified above, including by implementing additional specific enhanced control procedures for the review, analysis and reporting of its deferred income tax accounts, such as control procedures relating to the recoverability of deferred taxes associated with acquired businesses in a business combination. The Company is pursuing its remediation plan with the goal of remediating the identified material weakness and enhancing its overall financial control environment as soon as possible, subject to the conclusion by management that the enhanced internal control over financial reporting is operating effectively following appropriate testing. As management continues to evaluate and work to improve the Company's disclosure controls and procedures and internal control over financial reporting, the Company may take additional measures to address deficiencies in its disclosure controls and procedures or modify certain of the remediation measures described above.
Changes in Internal Control Over Financial Reporting
On September 29, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers. In connection with the adoption, we implemented certain changes to our processes, systems and controls related to revenue recognition. These changes included the development of new policies and practices based on the five-step model outlined in ASC Topic 606, new contract review requirements and new processes and controls related to the additional disclosure requirements. Other than the changes resulting from the remediation activities described above, there were no other changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended December 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
The information required by this Item 1 is included in the Note 18- Commitments and Contingencies included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
Please refer to Item 1A, Risk Factors in our 2018 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors, except for the information disclosed elsewhere in this Quarterly Report on Form 10-Q that provides factual updates to those risk factors and the inclusion of the additional risk factor set forth below. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.

Additional and/or extended government shutdowns may negatively impact our business.

The United States continues to face an uncertain political environment and substantial fiscal and economic challenges, which could affect future funding for the U.S. federal government’s discretionary and non-discretionary budgets. For 35 days ending on January 25, 2019, the U.S. government was partially shut down due to a lapse in appropriations from Congress. On January 25, 2019, a three-week continuing resolution was passed, which reopened the government through February 15, 2019, and after which the government may shut down again. Additional and/or extended U.S. government shutdowns or any related under-staffing of the government departments or agencies that interact with our business could result in program cancellations, disruptions and/or stop work orders, could limit the government’s ability to effectively progress programs and make timely payments, and could limit our ability to perform on our existing U.S. government contracts and successfully compete for new work.  Additional and/or extended government shutdowns for any significant duration could additionally impact discretionary income among our customers or potential customers and financial markets in the U.S.  Any lack of governmental support or staffing, decreases in discretionary income, financial market turbulence or other yet unknown impacts related to the foregoing could have an adverse impact on our business, financial condition and results of operations.  The U.S. federal budget is expected to continue to be the subject of considerable debate, which could have significant impacts on the U.S. government’s spending broadly, and its spending with respect to the Company and the industries in which we operate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the first fiscal quarter of 2019.
Share Repurchases
On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of the Company’s common stock, to expire on July 31, 2018. On July 19, 2018, the Company's Board of Directors authorized the continuation of this share repurchase program for an additional three years, to expire on July 31, 2021. A summary of repurchases of our common stock made during each fiscal month during the first quarter of fiscal 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Numbers of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 28, 2018 - December 28, 2018	2,324,161	$60.95	2,324,161	$105,607,890

(1)	Includes commissions paid and calculated at the average price per share.

On January 17, 2019, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022. No shares have been repurchased under this program.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to a Rule 10b5-1 plan or otherwise. The share repurchase program does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company’s common stock, other uses of capital and other factors.

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

10.1
Third Amendment to Amended and Restated Credit Agreement, dated as of November 30, 2018, among Jacobs Engineering Group Inc., certain of its subsidiaries party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 4, 2018 and incorporated herein by reference.

10.2
First Amendment to Credit Agreement, dated as of November 30, 2018, among Jacobs Engineering Group Inc., the lenders party thereto and BNP Paribas, as administrative agent. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December 4, 2018 and incorporated herein by reference.

10.3*#	Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth – 2019 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).

10.4*#	Form of Restricted Stock Unit Agreement (Performance Shares – ROIC – 2019 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Management contract or compensatory plan or arrangement

*	Filed herewith

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	February 6, 2019