Form 10-Q
period 2019-03-29
JACOBS ENGINEERING GROUP INC /DE/
filed 2019-05-07
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2019

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

(214) 583 – 8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
_________________________________________________________________

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1 par value	JEC	New York Stock Exchange

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
Number of shares of common stock outstanding at April 25, 2019: 136,608,836

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 29, 2019	September 28, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$674,548	$634,870
Receivables and contract assets	2,747,172	2,513,934
Prepaid expenses and other	127,320	171,096
Current assets held for sale	1,297,430	1,236,684
Total current assets	4,846,470	4,556,584
Property, Equipment and Improvements, net	268,800	257,859
Other Noncurrent Assets:
Goodwill	4,774,849	4,795,856
Intangibles, net	533,638	572,952
Miscellaneous	847,076	760,854
Noncurrent assets held for sale	1,675,012	1,701,690
Total other noncurrent assets	7,830,575	7,831,352
	$12,945,845	$12,645,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$24	$3,172
Accounts payable	828,522	776,189
Accrued liabilities	1,177,632	1,167,002
Contract liabilities	450,864	442,760
Current liabilities held for sale	731,158	756,570
Total current liabilities	3,188,200	3,145,693
Long-term Debt	2,841,536	2,144,167
Other Deferred Liabilities	1,237,535	1,260,977
Noncurrent liabilities held for sale	122,993	150,604
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—136,432,304 shares and 142,217,933 shares as of March 29, 2019 and September 28, 2018, respectively	136,432	142,218
Additional paid-in capital	2,568,809	2,708,839
Retained earnings	3,620,873	3,809,991
Accumulated other comprehensive loss	(860,260)	(806,703)
Total Jacobs stockholders’ equity	5,465,854	5,854,345
Noncontrolling interests	89,727	90,009
Total Group stockholders’ equity	5,555,581	5,944,354
	$12,945,845	$12,645,795

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended March 29, 2019 and March 30, 2018
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues	$3,091,596	$2,870,295	$6,175,384	$4,654,294
Direct cost of contracts	(2,474,755)	(2,268,667)	(4,990,023)	(3,710,572)
Gross profit	616,841	601,628	1,185,361	943,722
Selling, general and administrative expenses	(514,160)	(532,873)	(969,551)	(879,637)
Operating Profit	102,681	68,755	215,810	64,085
Other Income (Expense):
Interest income	1,670	1,785	3,774	5,619
Interest expense	(29,423)	(19,228)	(54,749)	(26,320)
Miscellaneous income (expense), net	36,904	(2,661)	39,186	(1,436)
Total other (expense) income, net	9,151	(20,104)	(11,789)	(22,137)
Earnings from Continuing Operations Before Taxes	111,832	48,651	204,021	41,948
Income Tax Benefit (Expense) for Continuing Operations	7,947	(51,856)	(14,811)	(79,056)
Net Earnings (Loss) of the Group from Continuing Operations	119,779	(3,205)	189,210	(37,108)
Net Earnings (Loss) of the Group from Discontinued Operations	(57,006)	55,137	3,153	91,601
Net Earnings of the Group	62,773	51,932	192,363	54,493
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(5,024)	(3,085)	(9,562)	(3,416)
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	114,755	(6,290)	179,648	(40,524)
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	(832)	(260)	(1,588)	(327)
Net Earnings (Loss) Attributable to Jacobs from Discontinued Operations	(57,838)	54,877	1,565	91,274
Net Earnings Attributable to Jacobs	$56,917	$48,587	$181,213	$50,750
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.83	$(0.04)	$1.28	$(0.30)
Basic Net Earnings from Discontinued Operations Per Share	$(0.42)	$0.39	$0.01	$0.68
Basic Earnings Per Share	$0.41	$0.34	$1.29	$0.38

Diluted Net Earnings from Continuing Operations Per Share	$0.82	$(0.04)	$1.27	$(0.30)
Diluted Net Earnings from Discontinued Operations Per Share	$(0.41)	$0.39	$0.01	$0.68
Diluted Earnings Per Share	$0.41	$0.34	$1.28	$0.38
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended March 29, 2019 and March 30, 2018
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net Earnings of the Group	$62,773	$51,932	$192,363	$54,493
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	31,352	9,714	(21,048)	27,694
Gain (loss) on cash flow hedges	348	179	2,138	1,061
Change in pension and retiree medical plan liabilities	(43,835)	2,594	(42,010)	8,866
Other comprehensive income (loss) before taxes	(12,135)	12,487	(60,920)	37,621
Income Tax (Expense) Benefit:
Cash flow hedges	10	(149)	(533)	(149)
Change in pension and retiree medical plan liabilities	8,417	(418)	7,896	(1,022)
Income Tax (Expense) Benefit:	8,427	(567)	7,363	(1,171)
Net other comprehensive income (loss)	(3,708)	11,920	(53,557)	36,450
Net Comprehensive Income (Loss) of the Group	59,065	63,852	138,806	90,943
Net (Earnings) Loss Attributable to Noncontrolling Interests	(5,856)	(3,345)	(11,150)	(3,743)
Net Comprehensive Income (Loss) Attributable to Jacobs	$53,209	$60,507	$127,656	$87,200
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 29, 2019 and March 30, 2018
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at December 29, 2017	$141,557	$2,628,012	$3,728,527	$(628,985)	$5,869,111	$92,636	$5,961,747
Net earnings	—	—	48,587	—	48,587	3,345	51,932
Foreign currency translation adjustments	—	—	—	9,714	9,714	—	9,714
Pension and retiree medical plan liability, net of deferred taxes of $418	—	—	—	2,177	2,177	—	2,177
Gain on derivatives, net of deferred taxes of $149	—	—	—	30	30	—	30
Noncontrolling interest acquired / consolidated	—	—	—	—	—	(2,773)	(2,773)
Dividends	—	—	(21,384)	—	(21,384)	—	(21,384)
Distributions to noncontrolling interests	—	—	—	—	—	(4,299)	(4,299)
Stock based compensation	—	22,570		—	22,570	—	22,570
Issuances of equity securities including shares withheld for taxes	207	8,616	(110)	—	8,713	—	8,713
Repurchases of equity securities	(49)	(2,933)	31	—	(2,951)	—	(2,951)
Balances at March 30, 2018	$141,715	$2,656,265	$3,755,651	$(617,064)	$5,936,567	$88,909	$6,025,476

Balances at December 28, 2018	$140,400	$2,672,390	$3,796,864	$(856,552)	$5,753,102	$87,932	$5,841,034
Net earnings	—	—	56,917	—	56,917	5,856	62,773
Foreign currency translation adjustments	—	—		31,352	31,352	—	31,352
Pension and retiree medical plan liability, net of deferred taxes of ($8,417)	—	—		(35,418)	(35,418)	—	(35,418)
Gain on derivatives, net of deferred taxes of ($10)	—	—		358	358	—	358
Dividends	—	—	(23,696)	—	(23,696)		(23,696)
Distributions to noncontrolling interests	—	—		—	—	(4,061)	(4,061)
Stock based compensation	—	13,322		—	13,322	—	13,322
Issuances of equity securities including shares withheld for taxes	407	16,362	(216)	—	16,553	—	16,553
Repurchases of equity securities	(4,375)	(133,265)	(208,996)	—	(346,636)	—	(346,636)
Balances at March 29, 2019	$136,432	$2,568,809	$3,620,873	$(860,260)	$5,465,854	$89,727	$5,555,581

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Six Months Ended March 29, 2019 and March 30, 2018
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 29, 2017	$120,386	$1,239,782	$3,721,698	$(653,514)	$4,428,352	$58,999	$4,487,351
Net earnings	—	—	50,750	—	50,750	3,743	54,493
Foreign currency translation adjustments	—	—	—	27,694	27,694	—	27,694
Pension and retiree medical plan liability, net of deferred taxes of $1,022	—	—	—	7,844	7,844	—	7,844
Gain on derivatives, net of deferred taxes of $149	—	—	—	912	912	—	912
Noncontrolling interest acquired / consolidated	—	—	—	—	—	38,193	38,193
Dividends	—	—	(21,384)	—	(21,384)	—	(21,384)
Distributions to noncontrolling interests	—	—	7,705	—	7,705	(12,026)	(4,321)
Stock based compensation	—	49,043	(1,854)	—	47,189	—	47,189
Issuances of equity securities including shares withheld for taxes	21,378	1,370,373	(1,295)	—	1,390,456	—	1,390,456
Repurchases of equity securities	(49)	(2,933)	31	—	(2,951)	—	(2,951)
Balances at March 30, 2018	$141,715	$2,656,265	$3,755,651	$(617,064)	$5,936,567	$88,909	$6,025,476

Balances at September 28, 2018	$142,218	$2,708,839	$3,809,991	$(806,703)	$5,854,345	$90,009	$5,944,354
Net earnings	—	—	181,213	—	181,213	11,150	192,363
Adoption of ASC 606, net of deferred taxes of ($10,285)	—	—	(37,209)	—	(37,209)	—	(37,209)
Foreign currency translation adjustments	—	—	—	(21,048)	(21,048)	—	(21,048)
Pension and retiree medical plan liability, net of deferred taxes of ($7,896)	—	—	—	(34,114)	(34,114)	—	(34,114)
Gain on derivatives, net of deferred taxes of $533	—	—	—	1,605	1,605	—	1,605
Noncontrolling interest acquired / consolidated	—	(1,113)	—		(1,113)	—	(1,113)
Dividends	—	—	(23,929)	—	(23,929)	—	(23,929)
Distributions to noncontrolling interests	—	—	—	—	—	(11,432)	(11,432)
Stock based compensation	—	28,910	6	—	28,916	—	28,916
Issuances of equity securities including shares withheld for taxes	913	9,854	(5,144)	—	5,623	—	5,623
Repurchases of equity securities	(6,699)	(177,681)	(304,055)	—	(488,435)	—	(488,435)
Balances at March 29, 2019	$136,432	$2,568,809	$3,620,873	$(860,260)	$5,465,854	$89,727	$5,555,581

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 29, 2019 and March 30, 2018
(In thousands)
(Unaudited)

	For the Six Months Ended
	March 29, 2019	March 30, 2018
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$192,363	$54,493
Adjustments to reconcile net earnings to net cash flows (used for) provided by operations:
Depreciation and amortization:
Property, equipment and improvements	43,812	59,139
Intangible assets	37,963	36,048
(Gain) Loss on disposal of businesses and investments	—	(444)
Stock based compensation	28,916	47,189
Equity in earnings of operating ventures, net	(5,325)	787
(Gain) Losses on disposals of assets, net	3,730	3,917
Loss (Gain) on pension and retiree medical plan changes	(34,621)	3,819
Deferred income taxes	(31,008)	6,799
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets	(252,731)	(171,912)
Prepaid expenses and other current assets	47,733	(2,361)
Accounts payable	(6,754)	17,972
Accrued liabilities	(57,763)	(20,625)
Contract liabilities	57,881	33,599
Other deferred liabilities	(48,761)	(17,420)
Other, net	(30,667)	3,204
Net cash (used for) provided by operating activities	(55,232)	54,204
Cash Flows Used for Investing Activities:
Additions to property and equipment	(61,480)	(44,845)
Disposals of property and equipment and other assets	7,240	428
Distributions of capital from (contributions to) equity investees	(3,904)	(7,696)
Acquisitions of businesses, net of cash acquired	—	(1,484,817)
Proceeds (payments) related to sales of businesses	—	3,403
Purchases of noncontrolling interests	(1,113)	—
Net cash used for investing activities	(59,257)	(1,533,527)
Cash Flows Provided by Financing Activities:
Proceeds from long-term borrowings	1,648,903	3,058,088
Repayments of long-term borrowings	(949,176)	(1,495,887)
Proceeds from short-term borrowings	1	699
Repayments of short-term borrowings	(4,157)	(699)
Debt issuance costs	(3,741)	—
Proceeds from issuances of common stock	25,945	26,636
Common stock repurchases	(488,435)	(2,951)
Taxes paid on vested restricted stock	(20,317)	(17,140)
Cash dividends, including to noncontrolling interests	(56,390)	(44,233)

Net cash provided by (used for) financing activities	152,633	1,524,513
Effect of Exchange Rate Changes	19,136	16,074
Net Increase in Cash and Cash Equivalents	57,280	61,264
Cash and Cash Equivalents at the Beginning of the Period	793,358	774,151
Cash and Cash Equivalents at the End of the Period	850,638	835,415
Less Cash and Cash Equivalents included in Assets held for Sale	(176,090)	(164,612)
Cash and Cash Equivalents of Continuing Operations at the End of the Period	$674,548	$670,803
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 29, 2019

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 29, 2019, and for the three and six month periods ended March 29, 2019.
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
On October 21, 2018, the Company and WorleyParsons Limited, a company incorporated in Australia (“Buyer”), entered into a Stock and Asset Purchase Agreement pursuant to which Buyer agreed to acquire the Company’s ECR business for a purchase price of $3.3 billion consisting of (i) $2.6 billion in cash plus (ii) 58.2 million ordinary shares of the Buyer, subject to adjustments for changes in working capital and certain other items (the “Transaction”). The transaction closed on April 26, 2019.
As a result of the Transaction and all facts, management concluded that the disposal group, which represents our entire ECR business, met the criteria to be held for sale beginning in the first fiscal quarter of 2019. Furthermore, we determined that the assets held for sale qualify for discontinued operations reporting under U.S. GAAP. Consequently, the financial results of the ECR business are reflected in our unaudited consolidated statements of earnings as discontinued operations for all periods presented. Furthermore, current and non-current assets and liabilities of the disposal group are reflected in the unaudited consolidated balance sheets for both periods presented. For further discussion see Note 7- Discontinued Operations - Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
Other Pronouncements
In the first quarter of fiscal 2019, the Company adopted ASU 2016-01, Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to recognize any changes in fair value in net income unless the investments qualify for a practicability exception. The adoption of ASU 2016-01 did not have any impact on the Company’s financial position, results of operations or cash flows.

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
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This standard will be effective for our interim and annual periods beginning with the first quarter of fiscal 2021, and must be applied on a modified retrospective basis. We are currently evaluating the potential impact of this standard.

5.	Business Combinations
On April 21, 2019, Jacobs entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The KeyW Holding Corporation, a Maryland corporation (“KeyW”), and Atom Acquisition Sub, Inc., a Maryland corporation and a wholly owned indirect subsidiary of Jacobs (“Merger Sub”). Pursuant to and subject to the terms and conditions of the Merger Agreement, Merger Sub will commence an all-cash tender offer within fifteen business days after the date of the Merger Agreement to acquire all of KeyW’s issued and outstanding shares of common stock, par value $0.001 per share (the “Shares”) at a price per share of $11.25, payable net to the seller in cash, without interest, and subject to any required withholding taxes (the "Offer"). Pursuant to and subject to the terms and conditions of the Merger Agreement, as soon as reasonably practicable (and in no event later than two (2) business days) following the time at which the Shares validly tendered (and not properly withdrawn) pursuant to the Offer are first accepted for payment by Merger Sub, Merger Sub will merge with and into KeyW, with the separate existence of Merger Sub ceasing and KeyW continuing as the surviving corporation and as a wholly owned indirect subsidiary of Jacobs. Jacobs expects to finance the transaction through a combination of cash on hand and its existing credit facility. The obligation of Merger Sub to purchase Shares validly tendered (and not properly withdrawn) pursuant to the Offer is subject to the satisfaction of customary closing conditions, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to be completed by August 31, 2019.
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
Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. During the first quarter of fiscal 2019, the Company completed its final assessment of the fair values of the acquired assets and liabilities of CH2M. Accrued liabilities and other deferred liabilities include approximately $404.7 million for estimates related to various legal and other pre-acquisition contingent liabilities accounted for under ASC 450. See Note 18- Commitments and Contingencies relating to CH2M contingencies.
Since the preliminary estimates reported in the fiscal 2018 Form 10-K, the Company updated certain amounts reflected in the final purchase price allocation due to additional information that became available during such period, as summarized in the fair values of CH2M assets acquired and liabilities assumed as set forth above. Specifically, receivables decreased $4.0 million and accrued liabilities and other deferred liabilities decreased $11.5 million, respectively, primarily related to provisional estimates related to various legal and other pre-acquisition contingent liabilities. Further, miscellaneous long-term assets increased $20.7 million largely due to the deferred tax impact of these valuation adjustments. As a result of these adjustments to the preliminary purchase price allocation reported in the fiscal 2018 Form 10-K, goodwill decreased $28.1 million. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date.
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
From the acquisition date of December 15, 2017 through March 30, 2018, CH2M contributed approximately $1.3 billion in revenue and $6.5 million in pretax loss included in the accompanying Consolidated Statement of Earnings. Included in these results were approximately $78.0 million in pre-tax restructuring and transaction costs.
Transaction costs associated with the CH2M acquisition in the accompanying Consolidated Statements of Earnings for the three and six month periods ended March 30, 2018 are comprised of the following (in millions):

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
The following presents summarized unaudited pro forma operating results of Jacobs assuming that the Company had acquired CH2M at October 1, 2016. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred (in millions, except per share data):

Six Months Ended March 30, 2018
Revenues	$7,713.1
Net earnings of the Group	$77.7
Net earnings (loss) attributable to Jacobs	$71.8
Net earnings (loss) attributable to Jacobs per share:
Basic earnings (loss) per share	$0.50
Diluted earnings (loss) per share	$0.50
Included in the table above are the unaudited pro forma operating results of the entire Company, including both continuing and discontinued operations. Additionally, charges relating to transaction expenses, severance expense and other items that are removed from the six months ended March 30, 2018 and are reflected in the prior fiscal year due to the assumed timing of the transaction. Also, income tax expense (benefit) for both continuing and discontinued operations for the six-month pro forma period ended March 30, 2018 was $137.7 million.

6.	Goodwill and Intangibles
As a result of the refinement of the segment realignment in the first quarter of fiscal 2019 (See Note 8- Segment Information), a portion of the historical carrying value of goodwill for the former Aerospace, Technology, Environmental and Nuclear segment was allocated to the Buildings, Infrastructure and Advanced Facilities segment on a relative fair value basis to reflect the movement of the Global Environmental Solutions ("GES") business between segments. Additionally, because of the sale of the Energy, Chemicals and Resources ("ECR") line of business (see Note 7- Discontinued Operations - Sale of Energy, Chemicals and Resources ("ECR") Business) which is now reflected as discontinued operations, the goodwill balance associated with ECR has been reclassified to noncurrent assets held for sale on the Consolidated Balance Sheets. The carrying value of goodwill associated with continuing

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

operations and appearing in the accompanying Consolidated Balance Sheets at March 29, 2019 and September 28, 2018 was as follows (in millions):

	Aerospace, Technology and Nuclear	Buildings, Infrastructure and Advanced Facilities	Total
Balance September 28, 2018	$1,581	$3,215	$4,796
Post-Acquisition Adjustments	(10)	(4)	(14)
Foreign Exchange Impact	(2)	(5)	(7)
Balance March 29, 2019	$1,569	$3,206	$4,775
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at March 29, 2019 and September 28, 2018 (in thousands):

	Customer Relationships, Contracts and Backlog	Trade Names	Lease Intangible Assets	Total
Balances September 28, 2018	$568,323	$2,102	$2,527	$572,952
Amortization	(36,168)	(889)	(292)	(37,349)
Foreign currency translation	(2,004)	39	—	(1,965)
Balances March 29, 2019	$530,151	$1,252	$2,235	$533,638
In addition, we acquired $9.6 million in lease intangible liabilities in connection with the CH2M acquisition, of which $8.1 million remain unamortized at March 29, 2019.
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2019 and for the succeeding years.

Fiscal Year	(in millions)
2019	$31.8
2020	70.0
2021	66.4
2022	65.3
2023	65.0
Thereafter	227.0
Total	$525.5

7.	Discontinued Operations - Sale of Energy, Chemicals and Resources ("ECR") Business
On October 21, 2018, Jacobs and WorleyParsons Limited ("Buyer"), a company incorporated in Australia, entered into a Stock and Asset Purchase Agreement pursuant to which Buyer agreed to acquire the Company’s ECR business for a purchase price of $3.3 billion consisting of (i) $2.6 billion in cash plus (ii) 58.2 million ordinary shares of the Buyer, subject to adjustments for changes in working capital and certain other items. The Transaction closed on April 26, 2019.
As a result of the Transaction and all relevant facts, the Company concluded that the assets and liabilities sold in the Transaction (the "Disposal Group"), which represents our entire ECR business, met the criteria to be classified as held for sale beginning in the first fiscal quarter of 2019 in accordance with U.S. GAAP. Furthermore, we determined that the disposal group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that will have a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. Furthermore, current and non-current assets and liabilities of the Disposal Group are reflected in the unaudited Consolidated Balance Sheets for both periods presented.
Amounts reflected below as of September 28, 2018 include certain reclassifications to amounts previously disclosed in our first quarter 2019 Form 10-Q in order to conform to the current quarter classifications of assets and liabilities held for sale based on

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

the current terms of the sale transaction. Amounts classified as of September 28, 2018 include an increase to cash and cash equivalents of $137.0 million and a reduction to contract liabilities of $65.0 million. Subsequent to the first quarter of fiscal 2019, it was determined that additional cash remain with ECR entities being sold, an equal amount of which will increase the purchase price.
The Company incurred approximately $2.3 million and $8.6 million in related transaction costs (mainly professional service fees) for the ECR sale during the three and six month periods ended March 29, 2019.
Summarized Financial Information of Discontinued Operations
The following table represents earnings (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended		For the Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues	$1,161,083	$1,064,733	$2,325,790	$2,031,045
Direct cost of contracts	(999,944)	(898,292)	(1,995,550)	(1,724,795)
Gross profit	161,139	166,441	330,240	306,250
Selling, general and administrative expenses	(202,590)	(94,959)	(293,600)	(188,505)
Operating Profit (Loss)	(41,451)	71,482	36,640	117,745
Total other (expense) income, net	(34,413)	2,034	(32,293)	4,390
Earnings (Loss) Before Taxes from Discontinued Operations	(75,864)	73,516	4,347	122,135
Income Tax Benefit (Expense)	18,858	(18,379)	(1,194)	(30,534)
Net Earnings (Loss) of the Group from Discontinued Operations	$(57,006)	$55,137	$3,153	$91,601
Selling, general and administrative expenses and total other (expense) income, net in the table above include amounts recorded in connection with charges recognized in the second quarter of 2019 related to the Nui Phao ("NPMC") legal matter described in Note 18.
The following tables represent the assets and liabilities held for sale (in thousands):

	March 29, 2019	September 28, 2018
Cash and cash equivalents	$176,090	$158,488
Receivables and contract assets	1,087,492	1,040,996
Prepaid expenses and other	33,848	37,200
Current assets held for sale	$1,297,430	$1,236,684

Property, Equipment and Improvements, net	$199,207	$199,847
Goodwill	1,291,794	1,308,000
Intangibles, net	82,396	83,005
Miscellaneous	101,615	110,838
Noncurrent assets held for sale	$1,675,012	$1,701,690

Notes payable	$1,118	$1,782
Accounts payable	283,481	351,482
Accrued liabilities	304,454	321,627
Contract liabilities	142,105	81,679
Current liabilities held for sale	$731,158	$756,570

Long-term Debt	$1,384	$2,710
Other Deferred Liabilities	$121,609	$147,894
Noncurrent liabilities held for sale	$122,993	$150,604

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The significant components included in our Consolidated Statements of Cash Flows for the discontinued operations are as follows (in thousands):

	For the Six Months Ended
	March 29, 2019	March 30, 2018
Depreciation and amortization:
Property, equipment and improvements	$2,110	$13,899
Intangible assets	$614	$6,296
Additions to property and equipment	$(2,571)	$(11,346)
Stock based compensation	$7,220	$4,866
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
The following tables present total revenues and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges and transaction and integration costs (in thousands). Prior period information has been recast to reflect the current period presentation.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

	For the Three Months Ended		For the Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues from External Customers:
Aerospace, Technology and Nuclear	$1,059,508	$923,905	$2,094,537	$1,634,780
Buildings, Infrastructure and Advanced Facilities	2,032,088	1,946,390	4,080,847	3,019,514
Total	$3,091,596	$2,870,295	$6,175,384	$4,654,294

	For the Three Months Ended		For the Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Segment Operating Profit:
Aerospace, Technology and Nuclear	$73,831	$52,458	$145,982	$113,524
Buildings, Infrastructure and Advanced Facilities	172,689	144,755	332,148	211,615
Total Segment Operating Profit	246,520	197,213	478,130	325,139
Other Corporate Expenses (1)	(49,901)	(47,133)	(121,149)	(96,361)
Restructuring and Other Charges	(93,938)	(76,473)	(141,171)	(92,200)
Transaction Costs	—	(4,852)	—	(72,493)
Total U.S. GAAP Operating Profit	102,681	68,755	215,810	64,085
Total Other (Expense) Income, net (2)	9,151	(20,104)	(11,789)	(22,137)
Earnings from Continuing Operations Before Taxes	$111,832	$48,651	$204,021	$41,948

(1)
Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amounts of $6.4 million for the three-month periods ended March 29, 2019 and March 30, 2018, respectively, and $12.8 million for the six-month periods ended March 29, 2019 and March 30, 2018, respectively. Other corporate expenses also include intangibles amortization of $18.7 million and $18.2 million for the three-month periods ended March 29, 2019 and March 30, 2018, respectively and $37.3 million and $29.8 million for the six-month periods ended March 29, 2019 and March 30, 2018, respectively.

(2)
Includes gain on the settlement of the CH2M retiree medical plans of $32.4 million and $34.6 million and the amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $1.0 million for the three- and six-month periods ended March 29, 2019, as well as amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $0.7 million for the three- and six-month periods ended March 30, 2018.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

9.    Receivables and contract assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at March 29, 2019 and September 28, 2018, as well as certain other related information (in thousands):

	March 29, 2019	September 28, 2018
Components of receivables and contract assets:
Amounts billed, net	$1,171,636	$1,107,250
Unbilled receivables and other	1,531,998	1,393,245
Contract assets	43,538	13,439
Total receivables and contract assets, net	$2,747,172	$2,513,934
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$557,118	$472,846
Amounts billed, net consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for doubtful accounts. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.
Unbilled receivables and other, which represent an unconditional right to payment subject only to the passage of time, are reclassified to amounts billed when they are billed under the terms of the contract. Prior to adoption of ASC 606, receivables related to contractual milestones or achievement of performance-based targets were included in unbilled receivables. These are now included in contract assets. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.
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
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's result of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $135.7 million and $97.5 million, respectively, as of March 29, 2019 and $162.3 million and $86.1 million, respectively as of September 28, 2018. There are no consolidated VIEs that have debt or credit facilities.
Unconsolidated joint ventures are accounted for under proportionate consolidation or the equity method. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenue, and costs are included in the Company’s balance sheet and results of operations. For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $83.8 million and $86.1 million as of March 29, 2019, respectively and $85.2 million and $75.9 million as of September 28, 2018, respectively. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and Jacobs' investment created when Jacobs purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill.. As of March 29, 2019, the Company’s equity method investments exceeded its share of venture net assets by $74.7 million. Our investments

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

in equity method joint ventures on the Consolidated Balance Sheets as of March 29, 2019 and September 28, 2018 were a net asset of $160.6 million and $148.4 million, respectively. During the three months ended March 29, 2019 and March 30, 2018, we recognized income from equity method joint ventures of $12.4 million and $19.6 million, respectively. During the six months ended March 29, 2019 and March 30, 2018, we recognized income from equity method joint ventures of $25.9 million and $27.2 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $13.9 million and $11.1 million as of March 29, 2019 and September 28, 2018, respectively.
11.    Restructuring and Other Charges
ECR Sale Restructuring
During fiscal 2019, the Company implemented certain restructuring and pre-separation initiatives associated with the sale of the ECR business, which closed April 26, 2019. The restructuring activities and related costs were comprised mainly of severance and lease abandonment programs, while the pre-separation activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s sales management efforts.
Leading up to the ECR sale, these activities include restructuring and other charges amounting to approximately $0.8 million and $(5.8) million, respectively, for the three and six months ended March 29, 2019. The $(5.8) million credit for the six month period ended March 29, 2019 includes the reversal of reserves for prior lease termination exit costs as we re-entered the previously impaired space. Combined with costs of $31.6 million and $37.0 million in pre-separation activities for the same periods, these restructuring and pre-separation activities approximated $32.4 million and $31.2 million, respectively, in combined pre-tax charges for the three and six months ended March 29, 2019. These activities are expected to continue into fiscal 2020.
CH2M Restructuring
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and pre-integration initiatives associated with the impending acquisition of CH2M, which closed on December 15, 2017.  The restructuring activities and related costs were comprised mainly of severance and lease abandonment programs, while the pre-integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s acquisition integration management efforts.
Following the closing of the CH2M acquisition, these activities have continued into fiscal 2019 and include restructuring charges amounting to approximately $49.6 million and $64.3 million during the three and six month periods ended March 29, 2019, respectively, and $55.2 million and $60.7 million in pre-tax charges during the three and six month periods ended March 30, 2018, respectively. Combined with costs from integration activities of $(12.3) million and $13.5 million for the three and six month periods ended March 29, 2019, and $14.1 million and $28.0 million during the three and six month periods ended March 30, 2018, respectively, the total cost of these restructuring and integration activities approximated $37.3 million and $77.8 million, in pre-tax charges for three and six month periods ended March 29, 2019, respectively, and $69.3 million and $88.7 million, respectively, in pre-tax charges for the three and six months ended March 30, 2018. The $(12.3) million credit for the three month period ended March 29, 2019 includes the CH2M retiree medical plan settlement gains associated with the Company's continuing integration efforts for the CH2M acquisition. These activities are expected to continue through fiscal 2019. These activities are not expected to involve the exit of any service types or client end-markets.
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
The following table summarizes the impacts of the Restructuring and other charges (or recoveries, which primarily relate to the reversals of lease abandonment accruals) by LOB in connection with the CH2M acquisition and the ECR sale for the three and six

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

months ended March 29, 2019 and the CH2M acquisition and the 2015 Restructuring for the three and six months ended March 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Aerospace, Technology and Nuclear	$341	$1,409	$790	$1,722
Buildings, Infrastructure and Advanced Facilities	47,626	18,287	58,025	21,178
Corporate(1)	18,854	57,243	53,065	69,768
Continuing Operations	66,821	76,939	111,880	92,668
Energy, Chemicals and Resources (included in Discontinued Operations)	2,801	(7,588)	(2,857)	(3,967)
Total	$69,622	$69,351	$109,023	$88,701
(1) Includes $34.6 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the six months ended March 29, 2019.
The activity in the Company’s accrual for the Restructuring and other charges for the six-month period ended March 29, 2019 is as follows (in thousands):

Balance at September 28, 2018	$175,476
Net Charges(1)	141,472
Payments and Usage	(125,019)
Balance at March 29, 2019	$191,929
(1) Includes $34.6 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the six months ended March 29, 2019.
The balance at March 29, 2019 includes $21.1 million of ECR divestiture liabilities reported as held for sale.
The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M acquisition and the ECR sale for the three and six months ended March 29, 2019, and the CH2M acquisition for the three and six months ended March 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Lease Abandonments	$40,875	$37,073	$43,359	$40,436
Involuntary Terminations	8,050	16,936	10,959	19,120
Outside Services	37,709	8,170	56,134	16,759
Other(1)	(17,012)	7,172	(1,429)	12,386
Total	$69,622	$69,351	$109,023	$88,701
(1) Includes $34.6 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the six months ended March 29, 2019.
Cumulative amounts incurred to date under our various restructuring and other programs since fiscal 2015 by each major type of cost as of March 29, 2019 are as follows (in thousands):

Lease Abandonments	$336,132
Involuntary Terminations	232,601
Outside Services	116,811
Other(1)	94,823
Total	$780,367
(1) Includes $34.6 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the six months ended March 29, 2019.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

12.    Long-term Debt
At March 29, 2019 and September 28, 2018, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	March 29, 2019	September 28, 2018
New Credit Agreement	LIBOR + applicable margin (1)	March 2024	$845,785	$—
Revolving Credit Facility	LIBOR + applicable margin (2)	February 2020	$—	$149,129
Term Loan Facility	LIBOR + applicable margin (3)	December 2020	1,500,000	1,500,000
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Deferred Financing Fees			(4,249)	(4,998)
Other	Varies	Varies	—	36
Total Long-term debt, net			$2,841,536	$2,144,167

(1)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the New Credit Agreement), borrowings under the New Credit Agreement bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates at March 29, 2019 were approximately 1.38% to 3.78%.

(2)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates at September 28, 2018 were approximately 1.38% to 3.47%, respectively.

(3)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Term Loan Facility), borrowings under the Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates at March 29, 2019 and September 28, 2018 were approximately 3.87% and 3.71%, respectively.

On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “Revolving Credit Facility”) with a syndicate of large U.S. and international banks and financial institutions. On November 30, 2018, the Company entered into a Third Amendment to the Revolving Credit Facility, which provided for, among other things, the designation as a permitted transaction of the disposition of all or any portion of the ECR business, including in a transaction with WorleyParsons Limited which is consistent in all material respects with the sale transaction announced by the Company on October 21, 2018 (the “ECR Disposition”), and the automatic release of certain designated borrowers party to the Revolving Credit Facility in connection with the closing of the ECR Disposition (upon the concurrent repayment of any direct borrowings under the Revolving Credit Facility by such designated borrowers). On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "New Credit Agreement") which amended and restated the Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to (i) increase the Consolidated Leverage Ratio test until the closing of the ECR Disposition and (ii) eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement dated March 12, 2018. We were in compliance with the covenants under the New Credit Agreement at March 29, 2019.
The New Credit Agreement permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the New Credit Agreement. The New Credit Agreement also provides for a financial letter of credit sub facility of $400.0 million, permits performance letters of credit, and provides for a $50.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio. The Company pays a facility fee of between 0.08% and 0.20% per annum depending on the Company’s Consolidated Leverage Ratio. Subsequent to the sale of ECR, the Company repaid the entire U.S. portion and €20.0 million of the Euro portion outstanding under the New Credit Agreement.
On September 28, 2017, the Company entered into a $1.5 billion unsecured delayed-draw term loan facility (as amended, the “Term Loan Facility”) with a syndicate of financial institutions as lenders and letter of credit issuers. We incurred loans under the Term Loan Facility on December 15, 2017 in connection with the closing of the CH2M acquisition in order to pay cash consideration for the acquisition, and to pay fees and expenses related to the acquisition and the Term Loan Facility. Amounts outstanding under the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Term Loan Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. On November 30, 2018, the Company entered into a First Amendment to the Term Loan Facility, which provides for, among other things, the amendment of certain provisions of the Term Loan Facility to permit the ECR Disposition. The Term Loan Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, investments, liens, acquisitions, dispositions fundamental changes and transactions with affiliates. In addition, the Term Loan Facility contains customary events of default. We were in compliance with the covenants under the Term Loan Facility at March 29, 2019. Subsequent to sale of ECR, the Company repaid $1.0 billion of the balance outstanding under the term loan.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500.0 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other indebtedness, liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at March 29, 2019.
We believe the carrying value of the New Credit Agreement, the Term Loan Facility and Other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $516.2 million at March 29, 2019, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $2.5 million in letters of credit under the New Credit Agreement, leaving $1.40 billion of available borrowing capacity under the New Credit Agreement at March 29, 2019. In addition, the Company had issued $448.0 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $450.5 million at March 29, 2019.
13.    Revenue Accounting for Contracts and Adoption of ASC Topic 606
On September 29, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, including the subsequent ASUs that amended and clarified the related guidance.
The Company adopted ASC Topic 606 using the modified retrospective method, and accordingly the new guidance was applied retrospectively to contracts that were not completed or substantially completed as of September 29, 2018 (the date of initial application). As a result, the Company recorded a cumulative effect adjustment of $37.2 million which is net of $10.3 million of tax. The entry decreased retained earnings related to continuing operations by $21.2 million (net of tax) and retained earnings related to discontinued operations by $16.0 million (net of tax) as of September 29, 2018. Additionally, the following cumulative effect adjustments were recorded:
Continuing operations

•	An increase to Deferred Income Tax Assets included within miscellaneous assets of $5.4 million;

•	An increase to Contract liabilities of $15.2 million;

•	A decrease to Receivables of $11.4 million;
Discontinued operations

•	An increase to Current liabilities held for sale of $0.6 million;

•	A decrease to Current assets held for sale of $15.4 million;
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

and thus no longer will be segmented if the individual service types are not identified as distinct performance obligations under the contract. Typically, this will occur when the Company is contracted to perform both engineering and construction on a project.
The following table presents how the adoption of ASC Topic 606 affected certain line items in the Consolidated Statements of Earnings:

	Three Months Ended			Six Months Ended
	March 29, 2019			March 29, 2019
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Revenues	$3,083,889	$7,707	$3,091,596	$6,161,353	$14,031	$6,175,384
Direct costs of contracts	(2,474,755)	—	(2,474,755)	(4,990,023)	—	(4,990,023)
Gross profit	609,134	7,707	616,841	1,171,330	14,031	1,185,361
Operating Profit	94,974	7,707	102,681	201,779	14,031	215,810
Earnings from Continuing Operations Before Taxes	104,125	7,707	111,832	189,990	14,031	204,021
Income tax expense for Continuing Operations	9,231	(1,284)	7,947	(12,340)	(2,471)	(14,811)
Net Earnings of the Group from Continuing Operations	113,356	6,423	119,779	177,650	11,560	189,210
Net Earnings of the Group from Discontinued Operations	(59,343)	2,337	(57,006)	(355)	3,508	3,153
Net Earnings of the Group	54,013	8,760	62,773	177,295	15,068	192,363
Net Earnings Attributable to Jacobs from Continuing Operations	108,332	6,423	114,755	168,088	11,560	179,648
Net Earnings Attributable to Jacobs from Discontinued Operations	(60,175)	2,337	(57,838)	(1,943)	3,508	1,565
Net Earnings Attributable to Jacobs	$48,157	$8,760	$56,917	$166,145	$15,068	$181,213
The following table presents how the adoption of ASC Topic 606 affected certain line items in the Consolidated Balance Sheets:

	March 29, 2019
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Receivables and contract assets (previously presented as Receivables)	$2,743,892	$3,280	$2,747,172
Current assets held for sale	$1,298,430	$(1,000)	$1,297,430
Miscellaneous noncurrent assets	$849,563	$(2,487)	$847,076
Contract Liabilities (previously presented as Billings in excess of costs)	$461,396	$(10,532)	$450,864
Current liabilities held for sale	$733,302	$(2,144)	$731,158
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
The Company recognizes revenue using the percentage-of-completion method, based primarily on contract costs incurred to date compared to total estimated contract costs. The percentage-of-completion method (an input method) is the most representative depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Subcontractor materials, labor and equipment and, in certain cases, customer-furnished materials and labor and equipment are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (e.g., the company integrates the materials, labor and equipment into the deliverables promised to the customer or is otherwise primarily responsible for fulfillment and acceptability of the materials, labor and/or equipment). The Company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when control is transferred. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Under the typical payment terms of our engineering, procurement and construction contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly) and customer payments on are typically due within 30 to 60 days of billing, depending on the contract.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide a diverse range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients. We provide a broad range of engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and process, scientific, and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia. We provide our services under cost-reimbursable and fixed-price contracts. Our contracts are with many different customers in numerous industries. Refer to Note 8- Segment Information for additional information on how we disaggregate our revenues by reportable segment.
The following table further disaggregates our revenue by geographic area for the three and six months ended March 29, 2019 and March 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues:
United States	$2,161,334	$1,919,599	$4,343,638	$3,038,432
Europe	600,903	623,397	1,215,127	1,087,492
Canada	50,021	52,651	100,509	59,555
Asia	43,765	42,194	79,376	74,458
India	18,364	15,711	31,002	25,358
Australia and New Zealand	123,235	149,830	249,883	290,708
South America and Mexico	3,370	5,187	6,020	6,960
Middle East and Africa	90,604	61,726	149,829	71,331
Total	$3,091,596	$2,870,295	$6,175,384	$4,654,294
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Amounts classified as “Billings in excess of costs” on the Consolidated Balance Sheets of our 2018 Form 10-K have been renamed to “Contract liabilities” on the Consolidated Balance Sheets.
The increase in contract liabilities was a result of normal business activity and not materially impacted by any other factors. Revenue recognized for the three and six months ended March 29, 2019 that was included in the contract liability balance on September 28, 2018 was $200.2 million and $410 million.
Remaining Performance Obligations
The Company’s remaining performance obligations as of March 29, 2019 represent a measure of the total dollar value of work be performed on contracts awarded and in progress. The Company had approximately $12.07 billion in remaining performance obligations as of March 29, 2019. The Company expects to recognize 52% of our remaining performance obligations within the next twelve months and the remaining 48% thereafter.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic benefit cost recognized in earnings during the three and six months ended March 29, 2019 and March 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Component:
Service cost	$2,127	$2,696	$4,333	$4,977
Interest cost	17,715	14,860	35,828	30,284
Expected return on plan assets	(26,709)	(24,602)	(53,418)	(49,675)
Amortization of previously unrecognized items	3,489	2,510	6,171	4,800
Plan Amendment and settlement loss (gain)	(32,449)	—	(34,621)	3,819
	$(35,827)	$(4,536)	$(41,707)	$(5,795)
As a result of the adoption of ASU 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in the first quarter of fiscal 2019, the service cost component of net periodic pension expense has been presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense have been reclassified from selling, general and administrative expense and direct cost of contracts and instead presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings for the three and six months ended March 29, 2019 and March 30, 2018 in the amount of $6.1 million and $6.0 million, respectively, and $12.2 million and $12.1 million, respectively.
In the first quarter of fiscal 2019, the Company elected to discontinue the CH2M Hill Retiree Medical Plan and the OMI Retiree Medical Plan, effective December 31, 2018. Lump sum payments were made to certain participants in the first quarter of fiscal 2019, resulting in a partial plan settlement and related settlement gain of $2.2 million. In the second quarter of fiscal 2019, lump sum payments were made to remaining plan participants and the plans were fully settled, resulting in an additional $32.4 million in settlement gains recognized in the second quarter of fiscal 2019.
On January 1, 2019, the CH2M Hill Pension Plan and the CH2M Hill IDC Pension Plan merged into the Company's Sverdrup Pension Plan. The newly combined plan is called the Jacobs Consolidated Pension Plan. In December 2017, the Company incurred a partial settlement loss of approximately $3.8 million related to its Sverdrup Pension Plan in the U.S.
Due to a recent ruling by the High Court in the United Kingdom regarding equalization between men and women of a tranche of pension (the Guaranteed Minimum Pension) accrued between 1990 and 1997, Jacobs measured the estimated impact of this ruling in its consolidated financial statements, resulting in an increase of approximately $38.2 million in the ASC 715 balance sheet liability in the first quarter of fiscal 2019, with an offset to other comprehensive income, net of tax. Additionally, the Company has recognized an additional $0.8 million in additional net periodic benefit cost during the six months ended March 29, 2019 as a result of the ruling.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2018 (in thousands):

Cash contributions made during the first six months of fiscal 2019	$17,116
Cash contributions projected for the remainder of fiscal 2019	16,870
Total	$33,986

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

15.	Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax for the six months ended March 29, 2019 (in thousands):

	Change in Pension Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at September 28, 2018	$(309,867)	$(496,017)	$(819)	$(806,703)
Other comprehensive income (loss)	3,476	(52,400)	834	(48,090)
Reclassifications from other comprehensive income (loss)	(2,172)	—	413	(1,759)
Balance at December 28, 2018	$(308,563)	$(548,417)	$428	$(856,552)
Other comprehensive income (loss)	(3,236)	31,352	418	28,534
Reclassifications from other comprehensive income (loss)	(32,182)	—	(60)	(32,242)
Balance at March 29, 2019	$(343,981)	$(517,065)	$786	$(860,260)

16.	Income Taxes
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
The Company’s effective tax rates from continuing operations for the three months ended March 29, 2019 and March 30, 2018 were (7.1)% and 106.6%, respectively. The Company’s effective tax rates from continuing operations for the six months ended March 29, 2019 and March 30, 2018 were 7.3% and 188.5%, respectively. The Company’s effective tax rate from continuing operations for the three months ended March 29, 2019 was lower primarily due to a higher expense of $40.6 million in the three months ended March 30, 2018 from the remeasurement of deferred taxes for the Act, combined with a tax benefit of $37.4 million in the three months ended March 29, 2019 for a remeasurement of the Company's deferred tax liability for unremitted earnings to account for the change in expected manner of recovery. The effective tax rate for the six months ended March 29, 2019 was lower primarily due to $69.4 million in net discrete expense during the six months ended March 30, 2018 comprised of $16.9 million from the impact of the remeasurement of deferred taxes for the Act and $52.5 million for an increase to the valuation allowance related to certain foreign tax credits and a tax benefit of $37.4 million in the six months ended March 29, 2019 for a remeasurement of the Company's deferred tax liability for unremitted earnings to account for the change in expected manner of recovery.
See Note 7- Discontinued Operations - Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.
The amount of income taxes the Company pays is subject to ongoing audits by tax jurisdictions around the world. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Australia, Canada, India, the Netherlands, the United Kingdom and the United States. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. It is reasonably possible that, during the next twelve months, we may realize a decrease in our uncertain tax positions of approximately $21.2 million as a result of concluding various tax audits and closing tax years.

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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and six months ended March 29, 2019 and March 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Numerator for Basic and Diluted EPS:
Net earnings (loss) attributable to Jacobs from continuing operations	$114,755	$(6,290)	$179,648	$(40,524)
Net earnings (loss) from continuing operations allocated to participating securities	(191)	33	(338)	247
Net earnings (loss) from continuing operations allocated to common stock for EPS calculation	$114,564	$(6,257)	$179,310	$(40,277)

Net earnings (loss) attributable to Jacobs from discontinued operations	$(57,838)	$54,877	$1,565	$91,274
Net earnings (loss) from discontinued operations allocated to participating securities	96	(287)	(3)	(557)
Net earnings (loss) from discontinued operations allocated to common stock for EPS calculation	$(57,742)	$54,590	$1,562	$90,717

Net earnings allocated to common stock for EPS calculation	$56,822	$48,333	$180,872	$50,440

Denominator for Basic and Diluted EPS:
Weighted average basic shares	138,566	142,531	140,509	133,770
Shares allocated to participating securities	(231)	(746)	(264)	(816)
Shares used for calculating basic EPS attributable to common stock	$138,335	$141,785	$140,245	$132,954

Effect of dilutive securities:
Stock compensation plans	981	—	1,202	—
Shares used for calculating diluted EPS attributable to common stock	139,316	141,785	141,447	132,954

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.83	$(0.04)	$1.28	$(0.30)
Basic Net Earnings from Discontinued Operations Per Share	$(0.42)	$0.39	$0.01	$0.68
Basic EPS	$0.41	$0.34	$1.29	$0.38
Diluted Net Earnings from Continuing Operations Per Share	$0.82	$(0.04)	$1.27	$(0.30)
Diluted Net Earnings from Discontinued Operations Per Share	$(0.41)	$0.39	$0.01	$0.68
Diluted EPS	$0.41	$0.34	$1.28	$0.38
Share Repurchases
On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of the Company’s common stock, to expire on July 31, 2018. On July 19, 2018, the Company's Board of Directors authorized the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

continuation of this share repurchase program for an additional three years, to expire on July 31, 2021. The following table summarizes the activity under this program during fiscal 2019:

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000,000	$61.24	3,891,630	3,891,630

(1)	Includes commissions paid and calculated at the average price per share.
On January 17, 2019, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022. On February 19, 2019, the Company launched accelerated share repurchase programs by advancing $250 million to two financial institutions in privately negotiated transactions (collectively, the "2019 ASR Program"). The specific number of shares that the Company ultimately will repurchase under the 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than June 2019. The purchase will be recorded as a share retirement for purposes of calculating earnings per share. Subsequent to the launch of the 2019 ASR Program, the Company has $750 million remaining under its $1.0 billion share repurchase authorization. The following table summarizes the activity under this program during fiscal 2019:

Amount Authorized	Price per share on initial delivery	Total Shares Retired	Shares Repurchased
$1,000,000,000	$71.25	2,807,018	2,807,018
Total Shares Retired and Shares Repurchased represent 80% of the total ASR $250 million purchase. The remaining 20% will be settled upon completion of the transaction in the third quarter of fiscal 2019. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to a Rule 10b5-1 plan or otherwise. The share repurchase program does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.
Dividend Program
On May 2, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share of the Company’s common stock to be paid on June 14, 2019, to shareholders of record on the close of business on May 17, 2019. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid during the second fiscal quarter of 2019 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
January 17, 2019	February 15, 2019	March 15, 2019	$0.17
September 11, 2018	September 28, 2018	October 26, 2018	$0.15
July 19, 2018	August 3, 2018	August 31, 2018	$0.15
May 3, 2018	May 18, 2018	June 15, 2018	$0.15
January 18, 2018	February 16, 2018	March 16, 2018	$0.15
September 27, 2017	October 13, 2017	November 10, 2017	$0.15

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

18.	Commitments and Contingencies
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
At March 29, 2019 and September 28, 2018, the Company had issued and outstanding approximately $450.5 million and $446.6 million, respectively, in LOCs and $1.14 billion and $870.3 million, respectively, in surety bonds.
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
The Company believes, after consultation with counsel, that such guarantees, litigation, U.S. government contract-related audits, investigations and claims, and income tax audits and investigations should not have a material adverse effect on our consolidated financial statements, beyond amounts currently accrued.
On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”) in Singapore before the Singapore International Arbitration Centre. Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for a Nui Phao mine/mineral processing project in Vietnam as part of the Company’s Energy, Chemicals & Resources (“ECR”) line of business. A three-week hearing on the merits concluded on December 15, 2017. On March 28, 2019, the arbitration panel issued a decision finding against Jacobs E&C and awarding damages to NPMC of approximately $95.0 million. NPMC has asserted a claim for interest for approximately $55.0 million, which the Company intends to dispute. In addition, NPMC is entitled and expected to seek recovery of costs and attorneys’ fees. The award otherwise remains confidential. The Company is evaluating its options with respect to the arbitration decision. In connection with a temporary stay of the proceedings to enforce the award, the Company delivered a bank guarantee in the amount of $95.0 million. The Company expects that a portion of the award is subject to recovery from insurance, however, the Company currently has not accrued a receivable for related insurance recoveries. Under the terms of the sale of the Company’s ECR business to WorleyParsons Limited on April 26, 2019, the Company has retained liability with respect to this matter. The Company has recorded pre-tax charges in discontinued operations for current estimates related to the award and recovery of costs, estimated related interest and attorneys' fees in the amount of $147.0 million in the current quarter.
In 2012, CH2M HILL Australia Pty Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC and is seeking compensatory damages in the amount of approximately $530.0 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC has provided a preliminary estimate of the monetary value of its claims in the amount of approximately $1.7 billion and has drawn on bonds. This draw on bonds does not impact the Company's ultimate liability. A hearing in this matter is scheduled to begin in February 2020 and no decision is expected before 2020.  In September 2018, JKC filed a declaratory judgment action in Western Australia alleging that the entities which executed parent company guaranties for the Consortium, including CH2M Hill Companies, Ltd., have an obligation to pay JKC’s ongoing costs to complete the project after termination.  A hearing in that matter was held on March 12 and 13, 2019 and a decision is pending. If the Consortium is found liable, these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and /or cash flows, particularly in the short term. However, the Consortium has denied liability and is vigorously defending these claims and pursuing its affirmative claims against JKC, and based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s results of operations in excess of the current reserve for this matter. See Note 5- Business Combinations for further information relating to CH2M contingencies.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to March 29, 2019 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

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
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, those listed and discussed in Item 1A, Risk Factors included in our 2018 Form 10-K and this Quarterly Report on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission ("SEC").
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
Energy, Chemicals and Resources (ECR)
ECR Disposition
On October 21, 2018, Jacobs and WorleyParsons Limited, a company incorporated in Australia (“Buyer”), entered into a Stock and Asset Purchase Agreement pursuant to which Buyer agreed to acquire the Company’s ECR businesses for a purchase price of $3.3 billion consisting of (i) $2.6 billion in cash plus (ii) 58.2 million ordinary shares of the Buyer, subject to adjustments for changes in working capital and certain other items (the “Transaction”). The Transaction closed on April 26, 2019.
As a result of the Transaction and all facts, management concluded that the disposal group, which represent our entire ECR business, met the criteria to be held for sale beginning in the first fiscal quarter of 2019. Furthermore, we determined that the disposal group qualifies for treatment as discontinued operations. As such, the financial results of the ECR business are reflected in our unaudited consolidated statements of earnings as discontinued operations for all periods presented. Furthermore, current and non-current assets and liabilities of the disposal group are reflected in the unaudited consolidated balance sheets for both periods presented.
Prior to the sale, we served the energy, chemicals and resources sectors, including upstream, midstream and downstream oil, gas, refining, chemicals and mining and minerals industries. We provided integrated delivery of complex projects for our Oil and Gas, Refining, and Petrochemicals clients.  Bridging the upstream, midstream and downstream industries, our services encompass consulting, engineering, procurement, construction, maintenance and project management.
We provided services relating to onshore and offshore oil and gas production facilities, including fixed and floating platforms and subsea tie-backs, as well as full field development solutions, including processing facilities, gathering systems, transmission pipelines and terminals.  Our heavy oil experience made us a leader in upgrading, steam-assisted gravity drainage and in-situ oil sands projects.  We developed modular well pad and central processing facility designs. We also provided fit-for-purpose and standardized designs in the onshore conventional and unconventional space, paying particular attention to water and environmental issues.
In addition, we provided our refining customers with feasibility/economic studies, technology evaluation and conceptual engineering, front end loading (FEED), detailed engineering, procurement, construction, maintenance and commissioning services.  We delivered installed engineering, procurement and construction (EPC) solutions as to grass root plants, expansions and revamps of existing units. Our focus was on both the inside the battery limit (ISBL) processing units as well as utilities and off-sites.  We had engineering alliances and maintenance programs that span decades with core clients.  With the objective of driving our clients’ total installed costs down, we endeavored to leverage emerging market sourcing and high value engineering.  Our Comprimo Sulfur Solutions® was a significant technology for gas treatment and sulfur recovery plants around the world.
We provided services as to technically complex petrochemical facilities; from new manufacturing complexes, to expansions and modifications and management of plant relocations.  We were experienced with many licensed technologies, integrated basic petrochemicals, commodity and specialty chemicals projects, and olefins, aromatics, synthesis gas and their respective derivatives.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our mining and minerals business targeted the non-ferrous and ferrous metal markets, precious metals, energy minerals (uranium, coal, oil sands), and industrial and fertilizer minerals (borates, trona, phosphates and potash). We worked with many resource companies undertaking new and existing facility upgrades, process plant and underground and surface material handling and infrastructure developments.
We offered project management, front-end studies, full engineering, procurement and construction management (“EPCM”) and engineering, procurement and construction (“EPC”) capabilities, and completions, commissioning and start-up services specializing in new plant construction, brownfield expansions, and sustaining capital and maintenance projects.  We were also able to deliver value to our mining clients by providing distinctive adjacent large infrastructure capabilities to support their mining operations.
We provided a wide range of services, technology and manufactured equipment through our specialty chemicals group, where we owned and licensed our proprietary technology.  Our specialty chemicals areas were focused on sulfuric acid, sulphur, bleaching chemicals for pulp & paper, and synthetic chemicals, and manufactured equipment.
Our global Field Services unit supported construction and operations and maintenance (“O&M”) across the company and performed our direct hire services.
Our construction activities included providing both construction management services and traditional field construction services to our clients. Historically, our field construction activities focused primarily on those construction projects where we performed much of the related engineering and design work (EPC/EPCM). However, we delivered construction-only projects when we negotiated pricing and other contract terms we deemed acceptable and which resulted in a fair return for the degree of risk we assume.
In our O&M business, we provided all services required to operate and maintain large, complex facilities on behalf of clients including asset management, direct hire maintenance and operations, complex turn-around planning and execution, and small capital programs. We provided key management and support services over all aspects of the operations of a facility, including managing subcontractors and other on-site personnel.
Restructuring and Other Charges
ECR Sale Restructuring
During fiscal 2019, the Company implemented certain restructuring and pre-separation initiatives associated with the sale of the ECR business, which closed April 26, 2019. The restructuring activities and related costs were comprised mainly of severance and lease abandonment programs, while the pre-separation activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s sales management efforts.
Leading up to the ECR sale, these activities include restructuring and other charges amounting to approximately $0.8 million and $(5.8) million, respectively, for the three and six months ended March 29, 2019. The $(5.8) million credit for the six month period ended March 29, 2019 includes the reversal of reserves for prior lease termination exit costs as we re-entered the previously impaired space. Combined with costs of $31.6 million and $37 million in separation activities for the same periods, these restructuring and separation activities approximated $32.4 million and $31.2 million, respectively, in combined pre-tax charges for the three and six months ended March 29, 2019. These activities are expected to continue into fiscal 2020.
CH2M Restructuring
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and pre-integration initiatives associated with the impending acquisition of CH2M, which closed on December 15, 2017.  The restructuring activities and related costs were comprised mainly of severance and lease abandonment programs, while the pre-integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s acquisition integration management efforts.
Following the closing of the CH2M acquisition, these activities have continued into fiscal 2019 and include restructuring charges amounting to approximately $49.6 million and $64.3 million during the three and six month periods ended March 29, 2019, respectively, and $55.2 million and $60.7 million in pre-tax charges during the three and six month periods ended March 30, 2018, respectively. Combined with costs from integration activities of $(12.3) million and $13.5 million for the three and six month periods ended March 29, 2019, and $14.1 million and $28.0 million during the three and six month periods ended March 30, 2018, respectively, the total cost of these restructuring and integration activities approximated $37.3 million and $77.8 million, in pre-tax charges for three and six month periods ended March 29, 2019, respectively, and $69.3 million and $88.7 million, respectively, in pre-tax charges for the three and six months ended March 30, 2018. The $(12.3) million credit for the three month period ended March 29,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

2019 includes the CH2M retiree medical plan settlement gains associated with the Company's continuing integration efforts for the CH2M acquisition. These activities are expected to continue through fiscal 2019. These activities are not expected to involve the exit of any service types or client end-markets.
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
The following table summarizes the impacts of the Restructuring and other charges (or recoveries, which primarily relate to the reversals of lease abandonment accruals) by LOB in connection with the CH2M acquisition and the ECR sale for the three and six months ended March 29, 2019 and the CH2M acquisition and the 2015 Restructuring for the three and six months ended March 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Aerospace, Technology and Nuclear	$341	$1,409	$790	$1,722
Buildings, Infrastructure and Advanced Facilities	47,626	18,287	58,025	21,178
Corporate(1)	18,854	57,243	53,065	69,768
Continuing Operations	66,821	76,939	111,880	92,668
Energy, Chemicals and Resources (included in Discontinued Operations)	2,801	(7,588)	(2,857)	(3,967)
Total	$69,622	$69,351	$109,023	$88,701
(1) Includes $34.6 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the six months ended March 29, 2019.
The activity in the Company’s accrual for the Restructuring and other charges for the six-month period ended March 29, 2019 is as follows (in thousands):

Balance at September 28, 2018	$175,476
Net Charges(1)	141,472
Payments and Usage	(125,019)
Balance at March 29, 2019	$191,929
(1) Includes $34.6 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the six months ended March 29, 2019.
The balance at March 29, 2019 includes $21.1 million of ECR divestiture liabilities held for sale.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M acquisition and the ECR sale for the three and six months ended March 29, 2019, and the CH2M acquisition and the 2015 Restructuring for the three and six months ended March 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Lease Abandonments	$40,875	$37,073	$43,359	$40,436
Involuntary Terminations	8,050	16,936	10,959	19,120
Outside Services	37,709	8,170	56,134	16,759
Other(1)	(17,012)	7,172	(1,429)	12,386
Total	$69,622	$69,351	$109,023	$88,701
(1) Includes $34.6 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the six months ended March 29, 2019.
Cumulative amounts incurred to date under our various restructuring and other programs since fiscal 2015 by each major type of cost as of March 29, 2019 are as follows (in thousands):

Lease Abandonments	$336,132
Involuntary Terminations	232,601
Outside Services	116,811
Other(1)	94,823
Total	$780,367
(1) Includes $34.6 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the six months ended March 29, 2019.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Results of Operations for the three and six months ended March 29, 2019 and March 30, 2018
(in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues	$3,091,596	$2,870,295	$6,175,384	$4,654,294
Direct cost of contracts	(2,474,755)	(2,268,667)	(4,990,023)	(3,710,572)
Gross profit	616,841	601,628	1,185,361	943,722
Selling, general and administrative expenses	(514,160)	(532,873)	(969,551)	(879,637)
Operating Profit	102,681	68,755	215,810	64,085
Other Income (Expense):
Interest income	1,670	1,785	3,774	5,619
Interest expense	(29,423)	(19,228)	(54,749)	(26,320)
Miscellaneous income (expense), net	36,904	(2,661)	39,186	(1,436)
Total other (expense) income, net	9,151	(20,104)	(11,789)	(22,137)
Earnings from Continuing Operations Before Taxes	111,832	48,651	204,021	41,948
Income Tax Benefit (Expense) for Continuing Operations	7,947	(51,856)	(14,811)	(79,056)
Net Earnings (Loss) of the Group from Continuing Operations	119,779	(3,205)	189,210	(37,108)
Net Earnings (Loss) of the Group from Discontinued Operations	(57,006)	55,137	3,153	91,601
Net Earnings of the Group	62,773	51,932	192,363	54,493
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(5,024)	(3,085)	(9,562)	(3,416)
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	114,755	(6,290)	179,648	(40,524)
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	(832)	(260)	(1,588)	(327)
Net Earnings (Loss) Attributable to Jacobs from Discontinued Operations	(57,838)	54,877	1,565	91,274
Net Earnings Attributable to Jacobs	$56,917	$48,587	$181,213	$50,750
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.83	$(0.04)	$1.28	$(0.30)
Basic Net Earnings from Discontinued Operations Per Share	$(0.42)	$0.39	$0.01	$0.68
Basic Earnings Per Share	$0.41	$0.34	$1.29	$0.38

Diluted Net Earnings from Continuing Operations Per Share	$0.82	$(0.04)	$1.27	$(0.30)
Diluted Net Earnings from Discontinued Operations Per Share	$(0.41)	$0.39	$0.01	$0.68
Diluted Earnings Per Share	$0.41	$0.34	$1.28	$0.38
Overview – Three and Six Months Ended March 29, 2019
Net earnings attributable to Jacobs from continuing operations for the second fiscal quarter 2019 ended March 29, 2019 were $114.8 million (or $0.82 per diluted share), an increase of $121.0 million, or 1,924.4%, from $(6.3) million (or $(0.04) per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the three months ended March 29, 2019 were $55.0 million in after tax Restructuring and other charges that includes the current year settlement gain on CH2M retiree medical plans of $32.4 million. Our second quarter fiscal 2018 operating results from continuing operations included $56.8 million in after tax Restructuring and other charges, $3.5 million in CH2M transaction costs and $40.6 million in income tax charges associated with the Tax Cuts and Jobs Act (“the Act”).
Net earnings attributable to Jacobs from discontinued operations for the second fiscal quarter 2019 ended March 29, 2019 were $(57.8) million (or $(0.41) per diluted share), a decrease of $(112.7) million, or (205.4)%, from $54.9 million (or $0.39 per

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

diluted share) for the corresponding period last year. Included in the current quarter pre-tax results is a charge for the award and recovery of costs, estimated related interest and attorneys' fees in the amount of $147.0 million for the Nui Phao legal matter, see Note 18- Commitments and Contingencies.
For the six months ended March 29, 2019, net earnings attributable to Jacobs from continuing operations were $179.6 million (or $1.27 per diluted share), an increase of $220.2 million, or 543.3%, from $(40.5) million (or $(0.30) per diluted share) for the corresponding period last year. Included in the Company's operating results from continuing operations for the six months ended March 29, 2019 were $90.4 million in after tax Restructuring and other charges, $0.8 million in transaction costs associated with the Company's December 15, 2017 acquisition of CH2M, the current year settlement gain on CH2M retiree medical plans of $34.6 million and $37.4 million for a remeasurement of the Company's deferred tax liability for unremitted earnings to account for the change in expected manner of recovery, that is offset by $11.0 million in income tax charges associated with the Act. The six months ended March 30, 2018 included $68.7 million in after tax charges associated with Restructuring and other charges, $54.9 million in transaction costs associated with the Company's December 15, 2017 acquisition of CH2M and $69.4 million in income tax charges associated with the Act.
For the six months ended March 29, 2019, net earnings from discontinued operations were $1.6 million (or $0.01 per diluted share), a decrease of $(89.7) million, or (98.3)% from $91.3 million (or $0.68 per diluted share) for the corresponding period last year.
On December 15, 2017, the Company completed the acquisition of CH2M, an international provider of engineering, construction, and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock.
Consolidated Results of Operations
Revenues for the second fiscal quarter of 2019 were $3.09 billion, an increase of $0.22 billion, or 7.7% from $2.87 billion for the corresponding period last year. For the six months ended March 29, 2019, revenues were $6.18 billion, an increase of $1.52 billion or 32.7% from $4.65 billion for the corresponding period last year. The increase in revenues was due primarily to the three-month period ended December 28, 2018 including only fifteen days of results attributable from the CH2M acquisition and to an overall increase in legacy Jacobs ATN and BIAF businesses. Pass-through costs included in revenues for the three and six months ended March 29, 2019 amounted to $632.4 million and $1.31 billion, respectively, an increase of $23.6 million and $286.1 million, or 3.9% and 28.0%, from $608.7 million and $1.02 billion, respectively from the corresponding period last year. These year-over-year increases are due primarily to the full quarter of incremental revenue in the first fiscal quarter of 2019 from the December 15, 2017 acquisition of CH2M.
Gross profit for the second quarter of 2019 was $616.8 million, an increase of $15.2 million, or 2.5% from $601.6 million from the corresponding period last year. Our gross profit margins were 20.0% and 21.0% for the three month periods ended March 29, 2019 and March 30, 2018, respectively. Gross profit for the six months ended March 29, 2019 was $1.19 billion, an increase of $241.6 million, or 25.6% from $943.7 million from the corresponding period to date last year. Our gross profit margins were 19.2% and 20.3% for the six month periods ended March 29, 2019 and March 30, 2018, respectively. The increases in our gross profit was attributable mainly to the full quarter of incremental revenue in the first fiscal quarter of 2019 from the December 15, 2017 acquisition of CH2M which benefited both our ATN and BIAF businesses, with slight gross profit margin decreases as compared to the prior year periods was in part as a result of the increase in pass-through costs for the same periods.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three months ended March 29, 2019 were $514.2 million, a decrease of $(18.7) million, or (3.5)%, from $532.9 million for the corresponding period last year. The decrease in SG&A expenses as compared to the corresponding period last year was due mainly to favorable results from restructuring initiatives. SG&A expenses for the six months ended March 29, 2019 were $969.6 million, an increase of $89.9 million or 10.2%, from $879.6 million for the corresponding period last year. The increase in SG&A expenses as compared to the corresponding period last year was due mainly to incremental SG&A expense from the acquired CH2M businesses. Impacts from foreign exchange were favorable by $5.4 million for the three months ended March 29, 2019 and $6.1 million for the six months ended March 29, 2019. SG&A expense for the three months ended March 29, 2019 included Restructuring and other charges of $97.3 million, while SG&A expense for the three months ended March 30, 2018 included $76.5 million in Restructuring and other charges and $4.9 million in CH2M transaction costs. For the six months ended March 29, 2019, SG&A expense included Restructuring and other charges of $141.7 million, while SG&A expense for the six months ended March 30, 2018 included $92.2 million in Restructuring and other charges and $72.5 million in CH2M transaction costs.
Net interest expense for the three and six months ended March 29, 2019 was $27.8 million and $51.0 million, respectively, an increase of $10.4 million and $30.3 million from $17.4 million and $20.7 million for the corresponding periods last year. The increase

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

in net interest expense as compared to the corresponding period last year was due primarily to higher levels of average debt balances outstanding related to financing activities for the acquisition of CH2M which was not funded until December 15, 2017, and which was partially funded with term loan financing of $1.5 billion and revolving credit line borrowings of $850.2 million.
Miscellaneous income (expense), net for the three and six months ended March 29, 2019 was $36.9 million and $39.2 million, respectively, an increase of $39.7 million and $40.6 million from $(2.7) million and $(1.4) million, respectively, for the corresponding period last year. The higher income level over prior periods was due primarily to the current year settlement gain on CH2M retiree medical plans of $34.6 million.
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
The Company’s effective tax rates from continuing operations for the three months ended March 29, 2019 and March 30, 2018 were (7.1)% and 106.6%, respectively. The Company’s effective tax rates from continuing operations for the six months ended March 29, 2019 and March 30, 2018 were 7.3% and 188.5%, respectively. The Company’s effective tax rate from continuing operations for the three months ended March 29, 2019 was lower primarily due to a higher expense of $40.6 million in the three months ended March 30, 2018 from the remeasurement of deferred taxes for the Act, combined with a tax benefit of $37.4 million in the three months ended March 29, 2019 for a remeasurement of the Company's deferred tax liability for unremitted earnings to account for the change in expected manner of recovery. The effective tax rate for the six months ended March 29, 2019 was lower primarily due to $69.4 million in net discrete expense during the six months ended March 30, 2018 comprised of $16.9 million from the impact of the remeasurement of deferred taxes for the Act and $52.5 million for an increase to the valuation allowance related to certain foreign tax credits and a tax benefit of $37.4 million in the six months ended March 29, 2019 for a remeasurement of the Company's deferred tax liability for unremitted earnings to account for the change in expected manner of recovery.
See Note 7- Discontinued Operations - Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.
The amount of income taxes the Company pays is subject to ongoing audits by tax jurisdictions around the world. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Australia, Canada, India, the Netherlands, the United Kingdom and the United States. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. It is reasonably possible that, during the next twelve months, we may realize a decrease in our uncertain tax positions of approximately $21.2 million as a result of concluding various tax audits and closing tax years.
Segment Financial Information
The following table provides selected financial information for our operating segments and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit from continuing operations by including certain corporate-level

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

expenses, Restructuring and other charges and transaction and integration costs (in thousands).

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues from External Customers:
Aerospace, Technology and Nuclear	$1,059,508	$923,905	$2,094,537	$1,634,780
Buildings, Infrastructure and Advanced Facilities	2,032,088	1,946,390	4,080,847	3,019,514
Total	$3,091,596	$2,870,295	$6,175,384	$4,654,294

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Segment Operating Profit:
Aerospace, Technology and Nuclear	$73,831	$52,458	$145,982	$113,524
Buildings, Infrastructure and Advanced Facilities	172,689	144,755	332,148	211,615
Total Segment Operating Profit	246,520	197,213	478,130	325,139
Other Corporate Expenses (1)	(49,901)	(47,133)	(121,149)	(96,361)
Restructuring and Other Charges	(93,938)	(76,473)	(141,171)	(92,200)
Transaction Costs	—	(4,852)	—	(72,493)
Total U.S. GAAP Operating Profit	102,681	68,755	215,810	64,085
Total Other (Expense) Income, net (2)	9,151	(20,104)	(11,789)	(22,137)
Earnings from Continuing Operations Before Taxes	$111,832	$48,651	$204,021	$41,948

(1)
Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amounts of $6.4 million for the three-month periods ended March 29, 2019 and March 30, 2018, respectively, and $12.8 million for the six-month periods ended March 29, 2019 and March 30, 2018, respectively. Other corporate expenses also include intangibles amortization of $18.7 million and $18.2 million for the three-month periods ended March 29, 2019 and March 30, 2018, respectively and $37.3 million and $29.8 million for the six-month periods ended March 29, 2019 and March 30, 2018, respectively.

(2)
Includes gain on the settlement of the CH2M retiree medical plans of $32.4 million and $34.6 million and the amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $1.0 million for the three- and six-month periods ended March 29, 2019. As well as amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and 0.7 million for the three- and six-month periods ended March 30, 2018.

Aerospace, Technology and Nuclear

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenue	$1,059,508	$923,905	$2,094,537	$1,634,780
Operating Profit	$73,831	$52,458	$145,982	$113,524
Aerospace, Technology and Nuclear segment revenues for the three and six months ended March 29, 2019 were $1.06 billion and $2.09 billion, respectively, an increase of $135.6 million and $459.8 million, or 14.7%, and 28.1% from $923.9 million and $1.6 billion for the corresponding periods last year. Our revenues were positively impacted by year over year revenue volume growth across our legacy portfolio, highlighted by increased spending by customers in the U.S. government business sector. Also, the increases in revenue for the six months ended were due in large part to the incremental revenue resulting from the CH2M acquisition which closed on December 15, 2017. Impacts on revenues from unfavorable foreign currency were approximately $9.6 million for the three-month period of fiscal 2019 and $14.5 million for the six-month period of fiscal 2019 compared to the corresponding prior year periods in fiscal 2018.
Operating profit for the segment was $73.8 million and $146.0 million for the three and six months ended March 29, 2019, an increase of $21.4 million and $32.5 million, or 40.7% and 28.6%, from $52.5 million and $113.5 million for the corresponding periods last year. In addition to incremental operating profit benefits from the CH2M acquisition, the increases from the prior year were primarily attributable to the continued growth in profits from our U.S. governmental business sector.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Buildings, Infrastructure and Advanced Facilities

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenue	$2,032,088	$1,946,390	$4,080,847	$3,019,514
Operating Profit	$172,689	$144,755	$332,148	$211,615
Revenues for the Buildings, Infrastructure and Advanced Facilities segment for the three and six months ended March 29, 2019 were $2.03 billion and $4.08 billion, an increase of $85.7 million and $1.06 billion, or 4.4% and 35.1%, from $1.95 billion and $3.02 billion for the corresponding periods last year. The increases in revenue were due in large part to the incremental revenue resulting from the CH2M acquisition which closed on December 15, 2017 for the year to date period, together with revenue increases across all our businesses with strong investment in Advanced Facilities, water and transport infrastructure and project management/construction management ("PMCM") markets. Impacts on revenues from unfavorable foreign currency were approximately $41.3 million for the three-month period of fiscal 2019 compared to the corresponding prior year periods in fiscal 2018 and $55.9 million for the six-month period of fiscal 2019 compared to the corresponding prior year periods in fiscal 2018.
Operating profit for the segment for the three and six months ended March 29, 2019 was $172.7 million and $332.1 million, an increase of $27.9 million and $120.5 million, or 19.3% and 57.0%, from $144.8 million and $211.6 million for the comparative periods in 2018. The year over year increase in operating profit was in part due to favorable impacts from the CH2M acquisition, together with positive impacts from the higher year over year revenues for the segment.
Other Corporate Expenses
Other corporate expenses for the three and six months ended March 29, 2019 were $49.9 million and $121.1 million, an increase of $2.8 million and $24.7 million from $47.1 million and $96.4 million for the corresponding periods last year. These increases were due primarily to higher professional service fees, personnel related costs, amortization of intangible assets acquired and $32.0 million of year-to-date other current year cost allocation realignments that occurred in the first quarter of fiscal 2019 in conjunction with the CH2M acquisition, partially offset by savings in other corporate expenses, including those associated with the CH2M Restructuring and the 2015 Restructuring.
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
For the three and six months ended March 29, 2019 and March 30, 2018, net earnings attributable to discontinued operations before income taxes were $(57.8) million and $54.9 million, respectively, and $1.6 million and $91.3 million, respectively. These decreases were due to a charge for the award and recovery of costs, estimated related interest and attorneys' fees in the amount of $147.0 million for the Nui Phao ("NPMC") legal matter, offset by the full quarter of incremental revenue in the first fiscal quarter of 2019 from the December 15, 2017 acquisition of CH2M.

Backlog Information
We include in backlog the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. Our policy with respect to O&M contracts, however, is to include in backlog the amount

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

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
The following table summarizes our backlog at March 29, 2019 and March 30, 2018 (in millions):

	March 29, 2019	March 30, 2018
Aerospace, Technology and Nuclear	$7,285	$7,174
Buildings, Infrastructure and Advanced Facilities	13,428	12,088
Total	$20,713	$19,262
The increase in backlog in Aerospace, Technology and Nuclear from March 30, 2018 was primarily the result of new awards from the U.S. federal government.
The increase in backlog in Buildings, Infrastructure and Advanced Facilities from March 30, 2018 was primarily the result of new awards in the UK, Middle East and U.S. markets in Advanced Facilities and Transportation.
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
Liquidity and Capital Resources
At March 29, 2019, our principal sources of liquidity consisted of $674.5 million in cash and cash equivalents and $1.40 billion of available borrowing capacity under our $2.25 billion restated revolving credit agreement (the "New Credit Agreement").
The amount of cash and cash equivalents at March 29, 2019 represented an increase of $39.7 million from $634.9 million at September 28, 2018. Additionally, cash and cash equivalents were $176.1 million relating to discontinued operations at the end of the period, an increase of $17.6 million from the prior period.
This increase was due to favorable cash flows from financing activities of $152.6 million, offset by unfavorable investing activities of $59.3 million and cash used by operations of $55.2 million. On a comparative basis, cash and cash equivalents increased $61.3 million to $670.8 million during the six month-period ended March 30, 2018 from $774.2 million at September 29, 2017. This increase was driven mainly by cash flow from operations of $54.2 million and cash flow provided by financing activities of $1.5 billion, offset by cash flows used for investing activities of $1.5 billion, both of which were largely driven by the CH2M acquisition.
Our cash flow used for operations of $55.2 million during the six-month period ended March 29, 2019 was comparatively lower than the $54.2 million in cash flow provided from operations for the corresponding prior year period, due primarily to the increase in working capital (mainly accounts receivable) from the previous period, offset by higher net earnings after add back of non-cash adjustments compared to the prior period. Also, the six month period ended March 30, 2018 included acquisition costs incurred in connection with the CH2M acquisition.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Our cash used for investing activities for the six months ended March 29, 2019 was $59.3 million, which was $1.48 billion less than prior year's cash used for investing activities, the decrease of which primarily related to cash used for the CH2M acquisition in the prior year, net of cash amounts acquired from the acquisition of $315.2 million, which was offset slightly by a period over period increase in additions to property and equipment of $16.6 million.
Our cash from financing activities of $152.6 million for the six months ended March 29, 2019 resulted mainly from net proceeds from borrowings of $695.6 million, including the repayment of short term credit facility of approximately $3.1 million, offset by common stock repurchases of $488.4 million. Cash from financing activities was $1.5 billion for the six months ended March 30, 2018, resulting mainly from proceeds on borrowings to fund the CH2M acquisition. The Company paid $56.4 million in dividends to shareholders and noncontrolling interests during the six-month period ended March 29, 2019, with $44.2 million in dividends paid in the comparative prior year period.
At March 29, 2019, the Company had approximately $172.5 million in cash and cash equivalents held in the U.S. and $502.0 million held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 13- Income Taxes of Notes to Consolidated Financial Statements included in our 2019 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $450.5 million in letters of credit outstanding at March 29, 2019. Of this amount, $2.5 million was issued under the New Credit Agreement and $448.0 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On October 21, 2018, Jacobs and Buyer entered into a Stock and Asset Purchase Agreement pursuant to which Buyer agreed to acquire the Company’s ECR business for a purchase price of $3.3 billion consisting of (i) $2.6 billion in cash plus (ii) 58.2 million ordinary shares of the Buyer, subject to adjustments for changes in working capital and certain other items. The Transaction closed on April 26, 2019. As a result, net cash receipts totaled $2.6 billion on April 26, 2019.
On February 19, 2019, the Company launched accelerated share repurchase programs by advancing $250 million to two financial institutions in privately negotiated transactions (collectively, the "2019 ASR Program"). The specific number of shares that the Company ultimately will repurchase under the 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than June 2019. The purchase will be recorded as a share retirement for purposes of calculating earnings per share. Subsequent to the launch of the 2019 ASR Program, the Company has $750 million remaining under its $1.0 billion share repurchase authorization.
On March 28, 2019, the Company was issued a decision by an arbitration panel finding against Jacobs E&C and awarding damages to NPMC of approximately $95.0 million plus recovery of the plaintiff’s costs, interest and attorneys’ fees. The Company recorded total pre-tax charges of approximately $147 million for this matter in the current quarter. While the Company has not accrued a receivable for related insurance recoveries for this matter, it does expect that a portion of this award is subject to recovery from insurance. See Note 18- Commitments and Contingencies to the Company’s consolidated financial statements.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations. We were in compliance with all of our debt covenants at March 29, 2019.
Other Subsequent Events
On April 21, 2019, Jacobs entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The KeyW Holding Corporation, a Maryland corporation (“KeyW”), and Atom Acquisition Sub, Inc., a Maryland corporation and a wholly owned indirect subsidiary of Jacobs (“Merger Sub”). Pursuant to and subject to the terms and conditions of the Merger Agreement, Merger Sub will commence an all-cash tender offer within fifteen business days after the date of the Merger Agreement to acquire all of KeyW’s issued and outstanding shares of common stock, par value $0.001 per share (the “Shares”) at a price per share of $11.25, payable net to the seller in cash, without interest, and subject to any required withholding taxes (the "Offer"). Pursuant to and subject to the terms and conditions of the Merger Agreement, as soon as reasonably practicable (and in no event later than two (2) business days) following the time at which the Shares validly tendered (and not properly withdrawn) pursuant to the Offer are first accepted for payment by Merger Sub, Merger Sub will merge with and into KeyW, with the separate existence of Merger Sub ceasing and KeyW continuing as the surviving corporation and as a wholly owned indirect subsidiary of Jacobs. Jacobs expects to finance the transaction through a combination of cash on hand and its existing credit facility. The obligation of Merger Sub to purchase Shares validly tendered (and not properly withdrawn) pursuant to the Offer is subject to the satisfaction of customary closing conditions, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and is expected to be completed by August 31, 2019.

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
Interest Rate Risk
Please see the Note 12- Long-term Debt in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the New Credit Agreement, Term Loan Facility and Note Purchase Agreement.
Our Term Loan Facility, New Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 29, 2019, we had an aggregate of $2.3 billion in outstanding borrowings under our Term Loan Facility and our New Credit Agreement. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Term Loan Facility and New Credit Agreement). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Term Loan Facility bear interest at a Eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5% and borrowings under the New Credit Agreement bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5% . Additionally, if our consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points.
For the six months ended March 29, 2019, our weighted average floating rate borrowings were approximately $2.19 billion. If floating interest rates had increased by 1.00%, our interest expense for the six months ended March 29, 2019 would have increased by approximately $11.0 million.
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
The Company’s management, with the participation of its Chairman and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act, as of March 29, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weakness identified above. The Company has made significant progress toward remediating the material weakness which is described below.
The Company’s management, with the oversight of the Audit Committee of the Board of Directors (the “Audit Committee”), performed additional analysis and other procedures to ensure our consolidated financial statements have been prepared in accordance

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

with GAAP and reflect our financial position and results of operations as of and for the three and six month period ended March 29, 2019. As a result, notwithstanding the material weakness identified above, our management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented.
The Company's management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. In response to the identified material weakness, the Company’s management, with the oversight of the Audit Committee of the Board of Directors, has completed the development of the remediation plan and made significant progress toward the remediation of the material weakness identified above. We have completed the revision of the design of existing controls and procedures relating to our accounting for income taxes for business combinations including improvements in our procedures designed to ensure completeness, accuracy and the evaluation of the recoverability of deferred income taxes associated with business combinations and have completed all changes that will be needed to remediate the material weakness. The Company will be able to test the operating effectiveness of these control design changes upon the occurrence of future acquisitions.
Changes in Internal Control Over Financial Reporting
Other than the changes resulting from the remediation activities described above, there were no other changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the three month period ended March 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
The information required by this Item 1 is included in the Note 18- Commitments and Contingencies included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
Please refer to Item 1A, Risk Factors in our 2018 Form 10-K and our subsequent Quarterly Report on Form 10-Q for the first fiscal quarter of 2019, which are incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors, except for the information disclosed elsewhere in this Quarterly Report on Form 10-Q that provides factual updates to those risk factors and the inclusion of the additional risk factors set forth below. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.
We are also subject to the following risks:

Additional Risks Relating to the Pending Acquisition of The KeyW Holding Corporation ("KeyW")
The failure of the Offer or the Merger with KeyW to be consummated, the termination of the Merger Agreement or a significant delay in the consummation of the Offer or the Merger could negatively affect us.
Our obligations to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including, but not limited to: (i) there having been validly tendered in the all-cash tender offer (the “Offer”) that number of shares of common stock of KeyW, par value $0.001 per share (the “Shares”) which, together with the number of Shares then owned by us (if any), represents at least a majority of the Shares then outstanding, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or any order, injunction, judgment or other similar legal restraint by any governmental authority of competent jurisdiction that would make the Offer or the Merger illegal or otherwise prevent the consummation of the Offer or the Merger, (iv) no material adverse effect on KeyW shall have occurred and be continuing as of the expiration date of the Offer, (v) the accuracy of KeyW’s representations and warranties contained in the Merger Agreement, subject to specified materiality qualifications set forth in the Merger Agreement, (vi) KeyW’s performance of, and compliance with, its covenants, obligations and agreements under the Merger Agreement in all material respects prior to the acceptance time, (vii) the board of directors of KeyW (the “KeyW Board”) not having changed its recommendation to the stockholders of KeyW with respect to the Offer and (viii) the other conditions set forth in the Merger Agreement. One or more of these conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be consummated. If the Merger is not consummated or is delayed, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of our common stock may decline significantly, particularly to the extent that the market price reflects a market assumption that the Merger will be consummated or will be consummated on a particular timeframe. In addition, we and our subsidiaries may experience negative reactions from our respective clients, regulators, vendors and employees. Furthermore, we have incurred and expect to continue to incur substantial expenses in connection with the completion of the transactions contemplated by the Merger Agreement. If the Merger is not consummated, we will have paid these expenses without realizing the expected benefits of the transaction. Any of the foregoing, or other risks arising in connection with a failure or delay in consummating the Merger, including the diversion of management attention or loss of other opportunities during the pendency of the Merger, could have a material adverse effect on our business, financial condition and results of operations.
 The combined company formed as a result of the consummation of the Merger may fail to realize the anticipated benefits of the Merger.
The success of the Merger will depend on, among other things, the combined company’s ability to combine our business with the business of KeyW and to achieve cost savings and operating synergies. If the combined company is not able to achieve this objective successfully, then the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to materialize than expected.
The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

•	delays, unexpected costs or difficulties in completing the integration of the acquired company or assets;

•	unanticipated issues in integrating manufacturing, logistics, information, financial, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	difficulties assimilating the operations and personnel of the acquired company into our operations;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	diversion of the attention and resources of management or other disruptions to current operations;

•	challenges in attracting and retaining key personnel;

•	retaining key customers, suppliers and employees;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•	difficulties in managing the expanded operations of a significantly larger and more complex company; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger.
For example, both the Company and KeyW expect to incur substantial expenses in connection with consummation of the Merger and combining the businesses, operations, systems, policies and procedures of the two companies. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately in advance and as result may exceed the savings, if any, that the combined company achieves from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the Merger.
The Company and KeyW have operated and, until the consummation of the Merger, will continue to operate, independently. It is possible that the integration process or other factors could result in the disruption of the ongoing business of the Company or KeyW or inconsistencies in standards, controls, procedures and policies. These transition matters could have an adverse effect on us during the pre-Merger period and for an undetermined amount of time after the consummation of the Merger. In addition, events outside of our control, including changes in regulations and laws, as well as economic trends, could adversely affect our ability to realize the expected benefits from the Merger.
We will be subject to business uncertainties while the Merger is pending and following the combination.
Our continued success depends, in part, upon our ability to retain the talents and dedication of our key employees and the ability of KeyW and/or the combined company to retain the talents and dedication of KeyW’s key employees. Such employees may decide not to remain with the Company or KeyW, as applicable, while the Merger is pending. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected and management's attention may be diverted from successfully managing our business to hiring suitable replacements, any of which factors may cause our business to deteriorate. In addition, we or KeyW may not be able to motivate certain key employees during the pendency of the Merger due to a perceived lack of appropriate opportunities for advancement or other reasons.
In addition, customers’ uncertainty about the effect of the Merger may have an adverse effect on the ability of the Company or KeyW to win customer contracts.  Additionally, these uncertainties could cause clients to seek to change existing business relationships with us or KeyW. In addition, competitors may target the Company’s or KeyW’s clients by highlighting potential uncertainties and integration difficulties that may result from the Merger. The pursuit of the Merger and the preparation for the integration will require management attention and use of internal resources. Any significant diversion of management attention away from ongoing business concerns and any business difficulties resulting from the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.
Our operating results and share price may be volatile, which could cause the value of our stockholders' investments to decline.
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
There were no sales of unregistered equity securities during the second fiscal quarter of 2019.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

Share Repurchases
On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of the Company’s common stock, to expire on July 31, 2018. On July 19, 2018, the Company's Board of Directors authorized the continuation of this share repurchase program for an additional three years, to expire on July 31, 2021. A summary of repurchases of our common stock made during each fiscal month during the second quarter of fiscal 2019 under the share repurchase program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Numbers of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2018 - January 25, 2019	896,281	$59.00	896,281	$52,725,868
January 28, 2019 - February 11, 2019	671,188	$65.22	671,188	$8,952,452
(1) Includes commissions paid and calculated at the average price per share
On January 17, 2019, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022. On February 19, 2019, the Company launched accelerated share repurchase programs by advancing $250 million to two financial institutions in privately negotiated transactions (collectively, the "2019 ASR Program"). The specific number of shares that the Company ultimately will repurchase under the 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than June 2019. The purchase will be recorded as a share retirement for purposes of calculating earnings per share. Subsequent to the launch of the 2019 ASR Program, the Company has $750 million remaining under its $1.0 billion share repurchase authorization. A summary of repurchases of our common stock made during each fiscal month during the second quarter of fiscal 2019 under the 2019 ASR Program is as follows:

Period	Total Number of Shares Purchased	Price per share on initial delivery	Total Numbers of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 20, 2019	2,807,018	$71.25	2,807,018	$750,000,000
Total Shares Retired and Shares Repurchased represent 80% of the total ASR $250 million purchase. The remaining 20% will be settled upon completion of the transaction in the third quarter of fiscal 2019. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to a Rule 10b5-1 plan or otherwise. The share repurchase program does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company’s common stock, other uses of capital and other factors.

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

2.1
Agreement and Plan of Merger among The KeyW Holding Corporation, Jacobs Engineering Group Inc. and Atom Acquisition Sub, Inc., dated April 21, 2019. Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K on April 22, 2019 and incorporated herein by reference.

2.2
Amended and Restated Stock and Asset Purchase Agreement, dated as of April 26, 2019, by and between Jacobs Engineering Group Inc. and WorleyParsons Limited. Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K on April 29, 2019 and incorporated herein by reference.

10.1
Second Amended and Restated Credit Agreement, dated March 27, 2019, by and among Jacobs Engineering Group Inc., certain of its subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on March 28, 2019 and incorporated herein by reference.

10.2
Transition Services Agreement, dated as of April 26, 2019, by and between Jacobs Engineering Group Inc. and WorleyParsons Limited. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on April 29, 2019 and incorporated herein by reference.

10.3#*	First Amendment to Retirement Transition Agreement by and between Jacobs Engineering Group Inc. and Gary Mandel, dated April 25, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Management contract or compensatory plan or arrangement

*	Filed herewith

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2019