Form 10-Q
period 2019-06-28
JACOBS ENGINEERING GROUP INC /DE/
filed 2019-08-05
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2019
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number 1-7463
JACOBS ENGINEERING GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware				95-4081636
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)

1999 Bryan Street	Suite 1200	Dallas	Texas	75201
(Address of principal executive offices)				(Zip Code)

(214) 583 – 8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
_________________________________________________________________

Title of Each Class		Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	$1 par value	JEC	New York Stock Exchange

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
Number of shares of common stock outstanding at July 26, 2019: 135,498,113

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	June 28, 2019	September 28, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$998,242	$634,870
Receivables and contract assets	2,779,189	2,513,934
Prepaid expenses and other	695,810	171,096
Current assets held for sale	2,704	1,236,684
Total current assets	4,475,945	4,556,584
Property, Equipment and Improvements, net	305,266	257,859
Other Noncurrent Assets:
Goodwill	5,370,741	4,795,856
Intangibles, net	694,117	572,952
Miscellaneous	768,102	760,854
Noncurrent assets held for sale	27,091	1,701,690
Total other noncurrent assets	6,860,051	7,831,352
	$11,641,262	$12,645,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$222,687	$3,172
Accounts payable	884,992	776,189
Accrued liabilities	1,673,272	1,167,002
Contract liabilities	506,394	442,760
Current liabilities held for sale	2,103	756,570
Total current liabilities	3,289,448	3,145,693
Long-term Debt	1,025,198	2,144,167
Other Deferred Liabilities	1,218,499	1,260,977
Noncurrent Liabilities Held for Sale	—	150,604
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—135,848,893 shares and 142,217,933 shares as of June 28, 2019 and September 28, 2018, respectively	135,849	142,218
Additional paid-in capital	2,634,177	2,708,839
Retained earnings	4,053,626	3,809,991
Accumulated other comprehensive loss	(763,589)	(806,703)
Total Jacobs stockholders’ equity	6,060,063	5,854,345
Noncontrolling interests	48,054	90,009
Total Group stockholders’ equity	6,108,117	5,944,354
	$11,641,262	$12,645,795

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended June 28, 2019 and June 29, 2018
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenues	$3,169,622	$2,933,623	$9,345,005	$7,587,916
Direct cost of contracts	(2,543,488)	(2,325,028)	(7,533,511)	(6,035,598)
Gross profit	626,134	608,595	1,811,494	1,552,318
Selling, general and administrative expenses	(536,180)	(446,083)	(1,505,731)	(1,325,722)
Operating Profit	89,954	162,512	305,763	226,596
Other Income (Expense):
Interest income	3,398	1,277	7,172	6,896
Interest expense	(18,978)	(23,788)	(73,727)	(50,107)
Miscellaneous income (expense), net	19,025	6,632	58,211	5,195
Total other (expense) income, net	3,445	(15,879)	(8,344)	(38,016)
Earnings from Continuing Operations Before Taxes	93,399	146,633	297,419	188,580
Income Tax Benefit (Expense) for Continuing Operations	1,981	(31,174)	(12,829)	(110,230)
Net Earnings of the Group from Continuing Operations	95,380	115,459	284,590	78,350
Net Earnings of the Group from Discontinued Operations	435,684	34,612	438,837	126,215
Net Earnings of the Group	531,064	150,071	723,427	204,565
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(6,015)	(2,123)	(15,578)	(5,539)
Net Earnings Attributable to Jacobs from Continuing Operations	89,365	113,336	269,012	72,811
Net (Earnings) Losses Attributable to Noncontrolling Interests from Discontinued Operations	(607)	2,274	(2,195)	1,946
Net Earnings Attributable to Jacobs from Discontinued Operations	435,077	36,886	436,642	128,161
Net Earnings Attributable to Jacobs	$524,442	$150,222	$705,654	$200,972
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.65	$0.79	$1.93	$0.53
Basic Net Earnings from Discontinued Operations Per Share	$3.18	$0.26	$3.14	$0.94
Basic Earnings Per Share	$3.83	$1.05	$5.07	$1.47

Diluted Net Earnings from Continuing Operations Per Share	$0.65	$0.79	$1.92	$0.53
Diluted Net Earnings from Discontinued Operations Per Share	$3.15	$0.26	$3.11	$0.93
Diluted Earnings Per Share	$3.80	$1.05	$5.02	$1.46
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended June 28, 2019 and June 29, 2018
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net Earnings of the Group	$531,064	$150,071	$723,427	$204,565
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	76,206	(114,044)	55,157	(86,350)
Gain (loss) on cash flow hedges	(546)	(107)	1,592	954
Change in pension and retiree medical plan liabilities	27,370	2,814	(14,641)	11,680
Other comprehensive income (loss) before taxes	103,030	(111,337)	42,108	(73,716)
Income Tax (Expense) Benefit:
Cash flow hedges	(35)	786	(568)	637
Change in pension and retiree medical plan liabilities	(6,322)	(561)	1,574	(1,583)
Income Tax (Expense) Benefit:	(6,357)	225	1,006	(946)
Net other comprehensive income (loss)	96,673	(111,112)	43,114	(74,662)
Net Comprehensive Income (Loss) of the Group	627,737	38,959	766,541	129,903
Net (Earnings) Loss Attributable to Noncontrolling Interests	(6,622)	151	(17,773)	(3,593)
Net Comprehensive Income (Loss) Attributable to Jacobs	$621,115	$39,110	$748,768	$126,310
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 28, 2019 and June 29, 2018
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at March 30, 2018	$141,715	$2,656,265	$3,755,651	$(617,064)	$5,936,567	$88,909	$6,025,476
Net earnings	—	—	150,222	—	150,222	(151)	150,071
Foreign currency translation adjustments	—	—	—	(114,044)	(114,044)	—	(114,044)
Pension and retiree medical plan liability, net of deferred taxes of $561	—	—	—	2,253	2,253	—	2,253
Gain on derivatives, net of deferred taxes of ($786)	—	—	—	679	679	—	679
Noncontrolling interest acquired / consolidated	—	—	—	—	—	(941)	(941)
Dividends	—	—	(21,446)	—	(21,446)	—	(21,446)
Distributions to noncontrolling interests	—	—	—	—	—	(91)	(91)
Stock based compensation	—	14,632		—	14,632	—	14,632
Issuances of equity securities including shares withheld for taxes	146	(2,299)	(1,519)	—	(3,672)	—	(3,672)
Repurchases of equity securities	—	2,022	(2,022)	—	—	—	—
Balances at June 29, 2018	$141,861	$2,670,620	$3,880,886	$(728,176)	$5,965,191	$87,726	$6,052,917

Balances at March 29, 2019	$136,432	$2,568,809	$3,620,873	$(860,260)	$5,465,854	$89,727	$5,555,581
Net earnings	—	—	524,442	—	524,442	6,622	531,064
Disposition of ECR business, net of deferred taxes of $5,402	—	—	—	119,791	119,791	(45,727)	74,064
Foreign currency translation adjustments	—	—		(30,408)	(30,408)	—	(30,408)
Pension and retiree medical plan liability, net of deferred taxes of $920	—	—		8,173	8,173	—	8,173
Gain on derivatives, net of deferred taxes of ($35)	—	—		(885)	(885)	—	(885)
Dividends	—	—	(23,477)	—	(23,477)		(23,477)
Distributions to noncontrolling interests	—	—		—	—	(2,568)	(2,568)
Stock based compensation	—	18,425		—	18,425	—	18,425
Issuances of equity securities including shares withheld for taxes	403	15,514	(1,586)	—	14,331	—	14,331
Repurchases of equity securities	(986)	31,429	(66,626)	—	(36,183)	—	(36,183)
Balances at June 28, 2019	$135,849	$2,634,177	$4,053,626	$(763,589)	$6,060,063	$48,054	$6,108,117

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Nine Months Ended June 28, 2019 and June 29, 2018
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 29, 2017	$120,386	$1,239,782	$3,721,698	$(653,514)	$4,428,352	$58,999	$4,487,351
Net earnings	—	—	200,972	—	200,972	3,593	204,565
Foreign currency translation adjustments	—	—	—	(86,350)	(86,350)	—	(86,350)
Pension and retiree medical plan liability, net of deferred taxes of $1,583	—	—	—	10,097	10,097	—	10,097
Gain on derivatives, net of deferred taxes of ($637)	—	—	—	1,591	1,591	—	1,591
Noncontrolling interest acquired / consolidated	—	—	—	—	—	37,251	37,251
Dividends	—	—	(42,830)	—	(42,830)		(42,830)
Distributions to noncontrolling interests	—	—	7,705	—	7,705	(12,117)	(4,412)
Stock based compensation	—	63,675	(1,854)	—	61,821	—	61,821
Issuances of equity securities including shares withheld for taxes	21,524	1,368,074	(2,783)	—	1,386,815	—	1,386,815
Repurchases of equity securities	(49)	(911)	(2,022)	—	(2,982)	—	(2,982)
Balances at June 29, 2018	$141,861	$2,670,620	$3,880,886	$(728,176)	$5,965,191	$87,726	$6,052,917

Balances at September 28, 2018	$142,218	$2,708,839	$3,809,991	$(806,703)	$5,854,345	$90,009	$5,944,354
Net earnings	—	—	705,654	—	705,654	17,773	723,427
Disposition of ECR business, net of deferred taxes of $5,402	—	—	—	119,791	119,791	(45,727)	74,064
Adoption of ASC 606, net of deferred taxes of ($10,285)	—	—	(37,209)	—	(37,209)	—	(37,209)
Foreign currency translation adjustments	—	—	—	(51,455)	(51,455)	—	(51,455)
Pension and retiree medical plan liability, net of deferred taxes of ($6,976)	—	—	—	(25,942)	(25,942)	—	(25,942)
Gain on derivatives, net of deferred taxes of $568	—	—	—	720	720	—	720
Noncontrolling interest acquired / consolidated	—	(1,113)	—		(1,113)	—	(1,113)
Dividends	—	—	(47,407)	—	(47,407)	—	(47,407)
Distributions to noncontrolling interests	—	—	—	—	—	(14,001)	(14,001)
Stock based compensation	—	47,335	6	—	47,341	—	47,341
Issuances of equity securities including shares withheld for taxes	1,316	25,369	(6,729)	—	19,956	—	19,956
Repurchases of equity securities	(7,685)	(146,253)	(370,680)	—	(524,618)	—	(524,618)
Balances at June 28, 2019	$135,849	$2,634,177	$4,053,626	$(763,589)	$6,060,063	$48,054	$6,108,117

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 28, 2019 and June 29, 2018
(In thousands)
(Unaudited)

	For the Nine Months Ended
	June 28, 2019	June 29, 2018
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$723,427	$204,565
Adjustments to reconcile net earnings to net cash flows (used for) provided by operations:
Depreciation and amortization:
Property, equipment and improvements	69,663	88,715
Intangible assets	56,346	58,495
(Gain) Loss on disposal of ECR business	(917,697)	—
(Gain) Loss on disposal of other businesses and investments	9,608	(444)
(Gain) Loss on investment in equity securities	(2,175)	—
Stock based compensation	47,341	61,821
Equity in earnings of operating ventures, net	(7,632)	(8,387)
(Gain) Losses on disposals of assets, net	1,998	10,055
Loss (Gain) on pension and retiree medical plan changes	(34,621)	3,819
Deferred income taxes	52,592	(7,374)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets	(402,616)	(316,386)
Prepaid expenses and other current assets	5,999	5,620
Accounts payable	67,778	138,713
Accrued liabilities	(161,179)	8,083
Contract liabilities	419,762	34,695
Other deferred liabilities	(129,468)	(21,007)
Other, net	(19,439)	7,967
Net cash (used for) provided by operating activities	(220,313)	268,950
Cash Flows from Investing Activities:
Additions to property and equipment	(106,670)	(63,408)
Disposals of property and equipment and other assets	7,300	428
Distributions of capital from (contributions to) equity investees	(3,904)	7,614
Acquisitions of businesses, net of cash acquired	(575,110)	(1,488,546)
Disposals of investment in equity securities	64,708	—
Proceeds (payments) related to sales of businesses	2,796,734	3,403
Purchases of noncontrolling interests	(1,113)	—
Net cash provided by (used for) investing activities	2,181,945	(1,540,509)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,207,193	5,371,355
Repayments of long-term borrowings	(3,601,680)	(3,970,130)
Proceeds from short-term borrowings	200,001	1,861
Repayments of short-term borrowings	(5,902)	(699)

Debt issuance costs	(3,741)	—
Proceeds from issuances of common stock	46,143	33,588
Common stock repurchases	(524,618)	(2,982)
Taxes paid on vested restricted stock	(26,187)	(27,975)
Cash dividends, including to noncontrolling interests	(82,257)	(65,232)
Net cash provided by (used for) financing activities	(1,791,048)	1,339,786
Effect of Exchange Rate Changes	34,300	(18,008)
Net Increase in Cash and Cash Equivalents	204,884	50,219
Cash and Cash Equivalents at the Beginning of the Period	793,358	774,151
Cash and Cash Equivalents at the End of the Period	998,242	824,370
Less Cash and Cash Equivalents included in Assets held for Sale	—	(161,666)
Cash and Cash Equivalents of Continuing Operations at the End of the Period	$998,242	$662,704
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 28, 2019

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 28, 2019, and for the three and nine month periods ended June 28, 2019 and June 29, 2018.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
Effective the beginning of fiscal first quarter 2019, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, including the subsequent ASUs that amended and clarified the related guidance. The Company adopted ASC Topic 606 using the modified retrospective method, and accordingly the new guidance was applied retrospectively to contracts that were not completed or substantially completed as of September 29, 2018 (the date of initial application). Please refer to Note 13- Revenue Accounting for Contracts and Adoption of ASC Topic 606 for a discussion of our updated policies related to revenue recognition.
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S.-based national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.6 million which is comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s convertible debt of $22.6 million and first and second lien notes which totaled approximately $275.8 million. Immediately following the effective time of the acquisition, the Company repaid KeyW’s first and second lien notes. In July, the Company repaid KeyW's outstanding convertible debt of $22.6 million. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 5- Business Combinations.
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to WorleyParsons Limited, a company incorporated in Australia ("WorleyParsons"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of WorleyParsons, subject to adjustments for changes in working capital and certain other items (the “ECR sale”).
As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of the Disposal Group are reflected as held-for-sale in the unaudited Consolidated Balance Sheet as of September 28, 2018. Further, as of the quarter ended June 28, 2019, a portion of the ECR business remains held by Jacobs and continues to be classified as held for sale during the third fiscal quarter of 2019 in accordance with U.S. GAAP. For further discussion see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2018 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements.

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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2018 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please refer to Note 7- Sale of Energy, Chemicals and Resources for discussion regarding the Company's investment in WorleyParsons ordinary shares.
The net carrying amounts of cash and cash equivalents, trade receivables and payables and short-term debt approximate fair value due to the short-term nature of these instruments. See Note 12- Borrowings for a discussion of the fair value of long-term debt.

4.	New Accounting Pronouncements
Lease Accounting
In February 2016, the FASB issued ASU 2016-02 Leases. ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The new guidance requires a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 was further clarified and amended within ASU 2017-13, ASU 2018-01, ASU 2018-10 and ASU 2018-11 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. The Company is evaluating the impact of the new guidance on its consolidated financial statements. This standard could have a significant administrative impact on its operations, and the Company will further assess the impact through its implementation program.
Other Pronouncements
In the first quarter of fiscal 2019, the Company adopted ASU 2016-01, Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to recognize any changes in fair value in net income unless the investments qualify for a practicability exception. The adoption of ASU 2016-01 in the first quarter did not impact the Company’s financial position, results of operations or cash flows. However, as described in Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business, the Company received ordinary shares of WorleyParsons during the third quarter of 2019 which are measured at fair value through net income in accordance with ASU 2016-01.
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
KeyW
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S. based national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The acquisition allows Jacobs to further expand its government services business. The Company paid total consideration of $902.6 million which is comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s convertible debt of $22.6 million and first and second lien notes which totaled approximately $275.8 million. Immediately following the effective time of the acquisition, the Company repaid KeyW’s first and second lien notes. In July, the Company repaid KeyW's outstanding convertible debt of $22.6 million.
The following summarizes the fair values of KeyW assets and acquired liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$29.1
Receivables	81.5
Inventories, net	25.2
Prepaid expenses and other	2.5
Property, equipment and improvements, net	24.0
Deferred tax asset and other	25.8
Goodwill	602.4
Identifiable intangible assets	188.3
Total Assets	$978.8

Liabilities
Accounts payable	$8.3
Accrued expenses	62.7
Convertible senior notes - current portion	22.6
Other current liabilities	3.9
Long-term debt	275.8
Other non-current liabilities	1.4
Total Liabilities	374.7
Net assets acquired	$604.1

Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. $136.8 million of the goodwill recognized is expected to be deductible for tax purposes. During the quarter ended June 28, 2019, the Company completed its initial assessment of the fair values of the acquired assets and liabilities of KeyW.
Identified intangibles include customer relationships, contracts and backlog, developed technology and non-compete agreements. The customer relationships, contracts and backlog intangibles represent the fair value of existing contracts, the life of the underlying customer relationships and backlog is 12 years. The developed technology intangible has a life of 12 years and non-compete agreement intangibles have a life of 1 year.
Fair value measurements relating to the KeyW acquisition are made primarily using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using inputs primarily for the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets such as furniture, fixtures and equipment are valued using the cost approach which is based on replacement or reproduction costs of the asset less depreciation.
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. The Company has not completed its final assessment of the fair values of purchased receivables, intangible assets, property and equipment, tax balances, contingent liabilities or acquired contracts. The final purchase price allocation will result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
From the acquisition date of June 12, 2019 through June 28, 2019, KeyW contributed approximately $23.9 million in revenue and $15.5 million in pre-tax loss included in the accompanying Consolidated Statement of Earnings. Included in these results were approximately $12.7 million in pre-tax transaction costs which related primarily to professional services and other.

The following presents summarized unaudited pro forma operating results of Jacobs assuming that the Company had acquired KeyW at October 1, 2017. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred (in millions, except per share data):

	Nine Months Ended June 28, 2019	Nine Months Ended June 29, 2018
Revenues	$9,562.0	$7,969.0
Net earnings of the Group	$290.8	$68.9
Net earnings (loss) attributable to Jacobs	$275.3	$63.3
Net earnings (loss) attributable to Jacobs per share:
Basic earnings (loss) per share	$1.98	$0.47
Diluted earnings (loss) per share	$1.96	$0.46

Included in the table above are the unaudited pro forma operating results of continuing operations. Additionally, charges relating to transaction expenses, severance expense and other items are removed from the nine months ended June 28, 2019 and are reflected in the prior fiscal year due to the assumed timing of the transaction. Also, income tax expense (benefit) for the nine-month pro forma period ended June 28, 2019 and June 29, 2018 was $14.9 million and $88.1 million, respectively.
CH2M
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
Since the preliminary estimates reported in the fiscal 2018 Form 10-K, the Company updated certain amounts reflected in the final purchase price allocation due to additional information that became available during such period, including results of preliminary mediation discussions, recommendations from external advisors and claims for damages filed against Jacobs related to pre-acquisition contingencies, as summarized in the fair values of CH2M assets acquired and liabilities assumed as set forth above. Specifically, receivables decreased $4.0 million and accrued liabilities and other deferred liabilities decreased $11.5 million, respectively, primarily related to provisional estimates related to various legal and other pre-acquisition contingent liabilities. Further, miscellaneous long-term assets increased $20.7 million largely due to the deferred tax impact of these valuation adjustments. As a result of these adjustments to the preliminary purchase price allocation reported in the fiscal 2018 Form 10-K, goodwill decreased $28.1 million. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date.
Customer relationships, contracts, and backlog intangibles represent the fair value of existing contracts, the underlying customer relationships and backlog of consolidated subsidiaries and have lives ranging from 9 to 11 years (weighted average life of approximately 10 years). Other intangible assets and liabilities primarily consist of the fair value of office leases and have a weighted average life of approximately 10 years.

Fair value measurements relating to the CH2M acquisition are made primarily using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using inputs primarily for the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. The estimated fair value of land has been determined using the market approach, which arrives at an indication of value by comparing the site being valued to sites that have been recently acquired in arm’s-length transactions. Buildings and land improvements are valued using the cost approach using a direct cost model built on estimates of replacement cost. Other personal property assets such as furniture, fixtures and equipment are valued using the cost approach which is based on replacement or reproduction costs of the asset less depreciation.
From the acquisition date of December 15, 2017 through June 29, 2018, CH2M consolidated, including both continuing and discontinued operations, contributed approximately $2.5 billion in revenue and $87.9 million in pretax income included in the accompanying Consolidated Statement of Earnings. Included in these results were approximately $93.3 million in pre-tax restructuring and transaction costs.
Transaction costs associated with the CH2M acquisition in the accompanying Consolidated Statements of Earnings for the three and nine month periods ended June 29, 2018 are comprised of the following (in millions):

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
The following presents summarized unaudited pro forma operating results of Jacobs assuming that the Company had acquired CH2M at October 1, 2016. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred (in millions, except per share data):

Nine Months Ended June 29, 2018
Revenues	$11,869.8
Net earnings of the Group	$226.1
Net earnings (loss) attributable to Jacobs	$222.1
Net earnings (loss) attributable to Jacobs per share:
Basic earnings (loss) per share	$1.56
Diluted earnings (loss) per share	$1.55

Included in the table above are the unaudited pro forma operating results of the entire Company, including both continuing and discontinued operations. Additionally, charges relating to transaction expenses, severance expense and other items are removed from the nine months ended June 29, 2018 and are reflected in the prior fiscal year due to the assumed timing of the transaction. Also, income tax expense (benefit) for both continuing and discontinued operations for the nine-month pro forma period ended June 29, 2018 was $180.4 million.

6.	Goodwill and Intangibles
As a result of the refinement of the segment realignment in the first quarter of fiscal 2019 (See Note 8- Segment Information), a portion of the historical carrying value of goodwill for the former Aerospace, Technology, Environmental and Nuclear segment was allocated to the Buildings, Infrastructure and Advanced Facilities segment on a relative fair value basis to reflect the movement of the Global Environmental Solutions ("GES") business between segments. Additionally, because of the sale of the Energy, Chemicals and Resources ("ECR") line of business (see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business) which is now reflected as discontinued operations, the goodwill balance associated with ECR has been reclassified to noncurrent assets held for sale on the

Consolidated Balance Sheets for the three-months ended June 28, 2019 and the fiscal year ended September 28, 2018. The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets at June 28, 2019 and September 28, 2018 was as follows (in millions):

	Aerospace, Technology and Nuclear	Buildings, Infrastructure and Advanced Facilities	Total
Balance September 28, 2018	$1,581	$3,215	$4,796
Acquired	602	—	602
Post-Acquisition Adjustments	(10)	(4)	(14)
Foreign Exchange Impact	(4)	(9)	(13)
Balance June 28, 2019	$2,169	$3,202	$5,371

The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at June 28, 2019 and September 28, 2018 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Lease Intangible Assets	Other	Total
Balances September 28, 2018	$568,323	$—	$2,102	$2,527	$—	$572,952
Amortization	(54,064)	—	(1,249)	(419)	—	(55,732)
Acquired	144,000	42,000			2,302	188,302
Foreign currency translation	(11,417)	—	36	(24)	—	(11,405)
Balances June 28, 2019	$646,842	$42,000	$889	$2,084	$2,302	$694,117

In addition, we acquired $9.6 million in lease intangible liabilities in connection with the CH2M acquisition, of which $2.4 million remains unamortized at June 28, 2019.
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2019 and for the succeeding years.

Fiscal Year	(in millions)
2019	$22.6
2020	85.2
2021	79.9
2022	78.8
2023	78.4
Thereafter	346.8
Total	$691.7

7.	Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its ECR business to WorleyParsons for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of WorleyParsons, subject to adjustments for changes in working capital and certain other items (the “ECR sale”).
On April 26, 2019, the Company and WorleyParsons entered into an Amended and Restated Stock and Asset Purchase Agreement (the “A&R Purchase Agreement”), pursuant to which the previously executed purchase agreement dated October 21, 2018 was amended in connection with closing the sale transaction. Among other things, the amendments in the A&R Purchase Agreement modified the lock-up period for share consideration to apply to 9.9% of WorleyParsons’ ordinary shares and extend to eight weeks following the ECR Business IT Migration Date (as defined in the related Transition Services Agreement ("TSA")) in the event such date has not occurred on or prior to October 1, 2019.

Gain on Sale and Deferred Gain
As a result of the sale of the ECR business, the Company recognized a pre-tax gain of $917.7 million which is included in Net Earnings of the Group from Discontinued Operations on the consolidated statement of earnings for the quarter ended June 28, 2019.
Upon closing the sale of the ECR business, the Company retained a noncontrolling interest (with significant influence) in BIAF-related activities in one international legal entity that is now controlled and consolidated by WorleyParsons. The fair value of the Company’s retained interest in the net assets and liabilities of this entity was estimated at $33.0 million and recorded at closing. For another international legal entity, the closing and transfer of ECR-related assets to WorleyParsons will occur at a future date. Accordingly, the Company allocated proceeds received to this deferred closing on a relative fair value basis and recognized a deferred gain of $34.4 million, which will be recorded in income when the ECR-related assets are transferred.
In addition to consideration received for the sale of the business, the proceeds received included advanced consideration for the Company to deliver IT application and related hardware assets at a future date (ECR Business “IT Migration Date”) to WorleyParsons upon completion of the interim TSA services, described further below. This future deliverable of IT assets is considered to be a separate element of the ECR business sale transaction, and accordingly, we have allocated a portion of the proceeds received of $95.3 million on a relative fair value basis to this separate deliverable and recognized deferred income. Upon completion and acceptance of this future deliverable by WorleyParsons, the deferred proceeds will be recognized in income, along with expenses associated with any costs incurred and deferred by the Company for this deliverable.
Investment in WorleyParsons Stock
As discussed above, the Company received 58.2 million in ordinary shares of WorleyParsons. Pursuant to the A&R Purchase Agreement, 51.4 million of the shares are considered "restricted" during a lock-up period beginning April 26, 2019 and ending on October 26, 2019, subject to an eight week extension if the ECR Business IT Migration Date has not occurred on or prior to October 1, 2019. During the lock-up period Jacobs may not, without WorleyParsons' consent, directly or indirectly dispose of the "restricted" shares. The remaining 6.8 million shares not considered "restricted" were sold in the current quarter, netting a loss of $4.9 million.
The Company's investment in WorleyParsons is measured at fair value through net income as it is an equity investment with a readily determinable fair value. The 51.4 million ordinary shares considered "restricted" are recorded within Prepaid expenses and other at their estimated fair value, which is $531.4 million as of June 28, 2019. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Transition Service Agreement
Upon closing of the sale the Company entered into a TSA with WorleyParsons pursuant to which the Company, on an interim basis, provides various services to WorleyParsons including executive consultation, corporate, information technology, and project services. The term of the TSA agreement began immediately following closing of the ECR sale on April 26, 2019 and will continue for up to 1 year, with an option to extend the period if mutually agreed upon. Pursuant to the terms of the TSA, the Company will receive payments for the interim services which approximate costs incurred to perform the services. Since inception of the TSA agreement, the Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $14.1 million in TSA related income for such services that is reported in miscellaneous income (expense) for the three and nine month periods ended June 28, 2019 before inclusion of certain incremental outside service support costs agreed to be shared equally by the parties.
Discontinued Operations
As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of the Disposal Group are reflected as held-for-sale in the unaudited Consolidated Balance Sheet as of September 28, 2018. Further, as of the quarter ended June 28, 2019, a portion of the ECR business remains held by Jacobs as described above and continues to be classified as held for sale during the third fiscal quarter of 2019 in accordance with U.S. GAAP.
Amounts reflected below as of September 28, 2018 include certain reclassifications to amounts previously disclosed in our first quarter 2019 Form 10-Q in order to conform to the current quarter classifications of assets and liabilities held for sale based on the current terms of the sale transaction.

The Company incurred approximately $33.3 million and $41.9 million in related transaction costs (mainly professional service fees) for the ECR sale during the three and nine month periods ended June 28, 2019.
Summarized Financial Information of Discontinued Operations
The following table represents earnings (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended (1)		For the Nine Months Ended (1)
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenues	$392,526	$1,223,040	$2,718,317	$3,254,085
Direct cost of contracts	(340,525)	(1,060,548)	(2,336,076)	(2,785,343)
Gross profit	52,001	162,492	382,241	468,742
Selling, general and administrative expenses	(39,556)	(118,324)	(333,155)	(306,829)
Operating Profit (Loss)	12,445	44,168	49,086	161,913
Gain on sale of ECR business	917,697	—	917,697	—
Other (expense) income, net	(7,864)	1,983	(40,158)	6,374
Earnings Before Taxes from Discontinued Operations	922,278	46,151	926,625	168,287
Income Tax Expense	(486,594)	(11,538)	(487,788)	(42,072)
Net Earnings of the Group from Discontinued Operations	$435,684	$34,613	$438,837	$126,215

(1) The ECR business was sold April 26, 2019, therefore the three-month and nine-month periods ended June 28, 2019 include only one month and seven months, respectively, of results.
Selling, general and administrative expenses includes $111.0 million and total other (expense) income, net includes $36.0 million for the nine months ended June 29, 2018 recorded in connection with charges recognized in the second quarter of 2019 related to the Nui Phao ("NPMC") legal matter described in Note 18.
The following tables represent the assets and liabilities held for sale (in thousands):

	June 28, 2019	September 28, 2018
Cash and cash equivalents	$—	$158,488
Receivables and contract assets	2,704	1,040,996
Prepaid expenses and other	—	37,200
Current assets held for sale	$2,704	$1,236,684

Property, Equipment and Improvements, net	$1,665	$199,847
Goodwill	24,896	1,308,000
Intangibles, net	—	83,005
Miscellaneous	530	110,838
Noncurrent assets held for sale	$27,091	$1,701,690

Notes payable	$—	$1,782
Accounts payable	—	351,482
Accrued liabilities	2,040	321,627
Contract liabilities	63	81,679
Current liabilities held for sale	$2,103	$756,570

Long-term Debt	$—	$2,710
Other Deferred Liabilities	—	147,894
Noncurrent liabilities held for sale	$—	$150,604

The significant components included in our Consolidated Statements of Cash Flows for the discontinued operations are as follows (in thousands):

	For the Nine Months Ended
	June 28, 2019	June 29, 2018
Depreciation and amortization:
Property, equipment and improvements	$2,110	$19,052
Intangible assets	$614	$9,443
Additions to property and equipment	$(9,204)	$(14,433)
Stock based compensation	$10,852	$7,637

The decrease in depreciation and amortization period over period is due to the cessation of such charges under assets held-for-sale accounting rules.
8.     Segment Information
During the second quarter of fiscal 2018, we reorganized our operating and reporting structure around three lines of business (“LOBs”), which also serve as the Company’s operating segments. This reorganization occurred in conjunction with the integration of CH2M into the Company's legacy businesses, and is intended to better serve our global clients, leverage our workforce, help streamline operations and provide enhanced growth opportunities. Additionally, in the first quarter of fiscal 2019, we further refined our operating segment structure to move the GES business from the ATN segment to the BIAF segment to further align with the management and reporting structure of the business. The three global LOBs are as follows: Aerospace, Technology and Nuclear ("ATN"); Buildings, Infrastructure and Advanced Facilities ("BIAF"); and Energy, Chemicals and Resources. Because the results from our ECR business formerly reported as a stand-alone segment are reflected in our unaudited consolidated financial statements as discontinued operations for all periods presented, they are not reflected in the separate segment disclosures below. For further information, refer to Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business.
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

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenues from External Customers:
Aerospace, Technology and Nuclear	$1,156,488	$1,021,523	$3,251,024	$2,656,303
Buildings, Infrastructure and Advanced Facilities	2,013,134	1,912,100	6,093,981	4,931,613
Total	$3,169,622	$2,933,623	$9,345,005	$7,587,916

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Segment Operating Profit:
Aerospace, Technology and Nuclear	$76,306	$69,085	$222,289	$182,609
Buildings, Infrastructure and Advanced Facilities	183,318	163,193	515,465	374,809
Total Segment Operating Profit	259,624	232,278	737,754	557,418
Other Corporate Expenses (1)	(64,525)	(34,802)	(185,674)	(131,163)
Restructuring and Other Charges	(92,407)	(30,544)	(233,579)	(122,744)
Transaction Costs	(12,738)	(4,420)	(12,738)	(76,915)
Total U.S. GAAP Operating Profit	89,954	162,512	305,763	226,596
Total Other (Expense) Income, net (2)	3,445	(15,879)	(8,344)	(38,016)
Earnings from Continuing Operations Before Taxes	$93,399	$146,633	$297,419	$188,580

(1)
Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amounts of $2.0 million and $6.4 million for the three-month periods ended June 28, 2019 and June 29, 2018, respectively, and $14.8 million and $19.2 million for the nine-month periods ended June 28, 2019 and June 29, 2018, respectively. Other corporate expenses also include intangibles amortization of $18.4 million and $19.3 million for the three-month periods ended June 28, 2019 and June 29, 2018, respectively, and $55.7 million and $49.1 million for the nine-month periods ended June 28, 2019 and June 29, 2018, respectively.

(2)
Includes gain on the settlement of the CH2M retiree medical plans of $0.0 million and $34.6 million, respectively, and the amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $1.5 million, respectively, for the three- and nine-month periods ended June 28, 2019, as well as amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $1.2 million, respectively, for the three- and nine-month periods ended June 29, 2018. Also includes revenues under the Company's TSA agreement with WorleyParsons of $14.1 million, respectively, for the three- and nine-month periods ended June 28, 2019, for which the related costs are included in SG&A.

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

9.    Receivables and contract assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at June 28, 2019 and September 28, 2018, as well as certain other related information (in thousands):

	June 28, 2019	September 28, 2018
Components of receivables and contract assets:
Amounts billed, net	$1,298,631	$1,107,250
Unbilled receivables and other	1,387,705	1,393,245
Contract assets	92,853	13,439
Total receivables and contract assets, net	$2,779,189	$2,513,934
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$638,741	$472,846

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
Contract assets represent unbilled amounts where the right to payment is subject to more than merely the passage of time and includes performance-based incentives and services provided ahead of agreed contractual milestones. Contract assets are transferred to unbilled receivables when the right to consideration becomes unconditional and are transferred to amounts billed upon invoicing. The increase in contract assets was a result of normal business activity and not materially impacted by any other factors.

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

The assets of a joint venture are restricted for use to the obligations of the particular joint venture and are not available for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees which may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. Refer to Note 18 - Commitments and Contingencies, for further discussion relating to performance guarantees.
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's result of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $136.5 million and $95.1 million, respectively, as of June 28, 2019 and $162.2 million and $86.0 million, respectively as of September 28, 2018. There are no consolidated VIEs that have debt or credit facilities.

Unconsolidated joint ventures are accounted for under proportionate consolidation or the equity method. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenue, and costs are included in the Company’s balance sheet and results of operations. For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $69.2 million and $71.8 million as of June 28, 2019, respectively and $85.2 million and $75.9 million as of September 28, 2018, respectively. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and Jacobs' investment created when Jacobs purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of June 28, 2019, the Company’s equity method investments exceeded its share of venture net assets by $73.4 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of June 28, 2019 and September 28, 2018 were a net asset of $154.8 million and $148.4 million, respectively. During three months ended June 28, 2019 and June 29, 2018, we recognized income from equity method joint ventures of $13.2 million and $8.7 million, respectively. During the nine months ended June 28, 2019 and June 29, 2018, we recognized income from equity method joint ventures of $39.1 million and $36.0 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $14.3 million and $11.1 million as of June 28, 2019 and September 28, 2018, respectively.
11.    Restructuring and Other Charges
ECR Sale and Other Restructuring
During fiscal 2019, the Company implemented certain restructuring and pre-separation initiatives associated with the sale of the ECR business, the acquisition of KeyW and other related cost reduction initiatives. The restructuring activities and related costs were comprised mainly of separation and lease abandonment programs, while the pre-separation activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s sales management efforts.
Leading up to and subsequent to the ECR sale, these activities include restructuring and other charges amounting to approximately $72.6 million and $106.1 million, respectively, for the three and nine months ended June 28, 2019. These activities are expected to continue into fiscal 2020.
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
Following the closing of the CH2M acquisition, these activities have continued into fiscal 2019 and include restructuring charges amounting to approximately $6.0 million and $68.5 million during the three and nine month periods ended June 28, 2019, respectively, and $33.9 million and $94.6 million in pre-tax charges during the three and nine month periods ended June 29, 2018, respectively. Combined with costs from integration activities of $17.3 million and $30.8 million for the three and nine month periods ended June 28, 2019, and $12.6 million and $40.6 million during the three and nine month periods ended June 29, 2018, respectively, the total cost of these restructuring and integration activities approximated $23.3 million and $99.3 million, in pre-tax charges for three and nine month periods ended June 28, 2019, respectively, and $46.5 million and $135.2 million, respectively, in pre-tax charges for the three and nine months ended June 29, 2018. These activities are expected to be substantially completed by the end of 2019. These activities are not expected to involve the exit of any service types or client end-markets.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges (or recoveries, which primarily relate to the reversals of lease abandonment accruals) by LOB in connection with the CH2M and KeyW acquisitions and the ECR sale for the three and nine months ended June 28, 2019 and the CH2M acquisition for the three and nine months ended June 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Aerospace, Technology and Nuclear	$7,699	$16,936	$8,489	$18,655
Buildings, Infrastructure and Advanced Facilities	10,619	32,423	68,644	53,603
Corporate(1)	74,921	(19,282)	127,986	50,486
Continuing Operations	93,239	30,077	205,119	122,744
Energy, Chemicals and Resources (included in Discontinued Operations)	2,720	16,379	(138)	12,412
Total	$95,959	$46,456	$204,981	$135,156
(1) Includes $34.6 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the nine months ended June 28, 2019.
The activity in the Company’s accrual for the Restructuring and other charges including the programs described above for the nine-month period ended June 28, 2019 is as follows (in thousands):

Balance at September 28, 2018	$102,297
ECR Sale Transfer	(6,746)
Net Charges(1)	204,981
Payments and Usage	(150,441)
Balance at June 28, 2019	$150,091

(1) Includes $34.6 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the nine months ended June 28, 2019.
The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M and KeyW acquisitions and the ECR sale for the three and nine months ended June 28, 2019, and the CH2M acquisition for the three and nine months ended June 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Lease Abandonments	$22,982	$14,678	$66,341	$55,114
Involuntary Terminations	12,020	10,215	22,979	29,335
Outside Services	39,853	11,418	95,987	28,176
Other(1)	21,104	10,145	19,674	22,531
Total	$95,959	$46,456	$204,981	$135,156

(1) Includes $34.6 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the nine months ended June 28, 2019.
Cumulative amounts incurred to date under our various restructuring and other programs described above by each major type of cost as of June 28, 2019 are as follows (in thousands):

Lease Abandonments	$120,255
Involuntary Terminations	72,992
Outside Services	132,295
Other(1)	83,196
Total	$408,738

(1) Includes $34.6 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the nine months ended June 28, 2019.

12.    Borrowings
Short-Term Debt
At June 28, 2019, short-term debt consisted of a bilateral term loan facility, convertible senior notes assumed as part of the KeyW acquisition and other notes payable with an aggregate principal balance of $222.7 million.
On June 12, 2019, Jacobs entered into a $200.0 million bilateral term loan facility. This facility incurs interest at LIBOR plus a margin of 1% and matures in June 2020. Amounts outstanding under the bilateral term loan facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurency loans. We were in compliance with the covenants under the bilateral term loan facility at June 28, 2019.
On June 12, 2019, in connection with the completion of the KeyW acquisition, Jacobs assumed KeyW's 2.5% convertible senior notes valued at $22.6 million as of June 28, 2019. At their maturity on July 15, 2019, the convertible senior notes were repaid.
Long-Term Debt
At June 28, 2019 and September 28, 2018, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	June 28, 2019	September 28, 2018
New Credit Agreement	LIBOR + applicable margin (1)	March 2024	$129,046	$—
Revolving Credit Facility	LIBOR + applicable margin (2)	February 2020	—	149,129
Term Loan Facility	LIBOR + applicable margin (3)	December 2020	400,000	1,500,000
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Deferred Financing Fees			(3,848)	(4,998)
Other	Varies	Varies	—	36
Total Long-term debt, net			$1,025,198	$2,144,167

(1)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the New Credit Agreement (defined below)), borrowings under the New Credit Agreement bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rate at June 28, 2019 was approximately 1.38%.

(2)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), borrowings under the Revolving Credit Facility bore interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates at September 28, 2018 were approximately 1.38% to 3.47%, respectively.

(3)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Term Loan Facility (defined below)), borrowings under the Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates at June 28, 2019 and September 28, 2018 was approximately 3.78% and 3.71%, respectively.

On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “Revolving Credit Facility”) with a syndicate of large U.S. and international banks and financial institutions. On November 30, 2018, the Company entered into a Third Amendment to the Revolving Credit Facility, which provided for, among other things, the designation as a permitted transaction of the disposition of all or any portion of the ECR business, including in a transaction with WorleyParsons which is consistent in all material respects with the sale transaction announced by the Company on October 21, 2018, and the automatic release of certain designated borrowers party to the Revolving Credit Facility in connection with the closing of the ECR sale (upon the concurrent repayment of any direct borrowings under the Revolving Credit Facility by such designated borrowers). On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "New Credit Agreement") which amended and restated the Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to (i) increase the Consolidated Leverage Ratio test until the closing of the ECR sale and (ii) eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the New Credit Agreement at June 28, 2019.
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
On September 28, 2017, the Company entered into a $1.5 billion unsecured delayed-draw term loan facility (as amended, the “Term Loan Facility”) with a syndicate of financial institutions as lenders and letter of credit issuers. We incurred loans under the Term Loan Facility on December 15, 2017 in connection with the closing of the CH2M acquisition in order to pay cash consideration for the acquisition, and to pay fees and expenses related to the acquisition and the Term Loan Facility. Amounts outstanding under the Term Loan Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. On November 30, 2018, the Company entered into a First Amendment to the Term Loan Facility, which provides for, among other things, the amendment of certain provisions of the Term Loan Facility to permit the ECR Disposition. The Term Loan Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, investments, liens, acquisitions, dispositions fundamental changes and transactions with affiliates. In addition, the Term Loan Facility contains customary events of default. We were in compliance with the covenants under the Term Loan Facility at June 28, 2019.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500.0 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other indebtedness, liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at June 28, 2019.
We believe the carrying value of the New Credit Agreement, the Term Loan Facility, the Bilateral Term Loan, convertible senior notes assumed in the KeyW acquisition and Other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $523.5 million at June 28, 2019, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $2.3 million in letters of credit under the New Credit Agreement, leaving $2.12 billion of available borrowing capacity under the New Credit Agreement at June 28, 2019. In addition, the Company had issued $356.7 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $359.0 million at June 28, 2019.
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
The following table presents how the adoption of ASC Topic 606 affected certain line items in the Consolidated Statements of Earnings:

	Three Months Ended			Nine Months Ended
	June 28, 2019			June 28, 2019
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Revenues	$3,166,867	$2,755	$3,169,622	$9,328,219	$16,786	$9,345,005
Direct costs of contracts	(2,543,488)	—	(2,543,488)	(7,533,511)	—	(7,533,511)
Gross profit	623,379	2,755	626,134	1,794,708	16,786	1,811,494
Operating Profit	87,199	2,755	89,954	288,977	16,786	305,763
Earnings from Continuing Operations Before Taxes	90,644	2,755	93,399	280,633	16,786	297,419
Income tax expense for Continuing Operations	2,831	(850)	1,981	(9,508)	(3,321)	(12,829)
Net Earnings of the Group from Continuing Operations	93,475	1,905	95,380	271,125	13,465	284,590
Net Earnings of the Group from Discontinued Operations	434,442	1,242	435,684	434,087	4,750	438,837
Net Earnings of the Group	527,917	3,147	531,064	705,212	18,215	723,427
Net Earnings Attributable to Jacobs from Continuing Operations	87,460	1,905	89,365	255,547	13,465	269,012
Net Earnings Attributable to Jacobs from Discontinued Operations	433,835	1,242	435,077	431,892	4,750	436,642
Net Earnings Attributable to Jacobs	$521,295	$3,147	$524,442	$687,439	$18,215	$705,654

The following table presents how the adoption of ASC Topic 606 affected certain line items in the Consolidated Balance Sheets:

	June 28, 2019
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Receivables and contract assets (previously presented as Receivables)	$2,775,479	$3,710	$2,779,189
Current assets held for sale	$4,920	$(2,216)	$2,704
Miscellaneous noncurrent assets	$771,423	$(3,321)	$768,102
Contract Liabilities (previously presented as Billings in excess of costs)	$519,561	$(13,167)	$506,394
Current liabilities held for sale	$5,470	$(3,367)	$2,103

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
For service contracts, the Company recognizes revenue over time using the cost-to-cost percentage-of-completion method. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that have not been billed to clients is classified as unbilled receivables and other and contract assets, both included within Receivables and contract assets on the Consolidated Balance Sheets. Amounts billed to clients in excess of revenue recognized on service contracts to date are classified as a current liability under contract liabilities. In some instances where the Company is standing ready to provide services, the Company recognizes revenue ratably over the service period. Under the typical payment terms of our service contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, and customer payments are typically due within 30 to 60 days of billing, depending on the contract.
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
The following table further disaggregates our revenue by geographic area for the three and nine months ended June 28, 2019 and June 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenues:
United States	$2,357,836	$2,047,974	$6,701,474	$5,086,405
Europe	491,036	561,689	1,706,163	1,649,181
Canada	59,830	56,104	160,339	115,659
Asia	33,918	45,241	113,294	119,699
India	12,129	13,629	43,131	38,987
Australia and New Zealand	136,711	146,536	386,594	437,244
South America and Mexico	1,225	5,964	7,244	12,924
Middle East and Africa	76,937	56,486	226,766	127,817
Total	$3,169,622	$2,933,623	$9,345,005	$7,587,916

Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Amounts classified as “Billings in excess of costs” on the Consolidated Balance Sheets of our 2018 Form 10-K have been renamed to “Contract liabilities” on the Consolidated Balance Sheets.
The increase in contract liabilities was a result of normal business activity and not materially impacted by any other factors. Revenue recognized for the three and nine months ended June 28, 2019 that was included in the contract liability balance on September 28, 2018 was $33 million and $331 million.
Remaining Performance Obligations
The Company’s remaining performance obligations as of June 28, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $11.58 billion in remaining performance obligations as of June 28, 2019. The Company expects to recognize 53% of our remaining performance obligations within the next twelve months and the remaining 47% thereafter.
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
14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic benefit cost recognized in earnings during the three and nine months ended June 28, 2019 and June 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Component:
Service cost	$1,212	$1,486	$5,545	$6,463
Interest cost	17,088	14,566	52,916	44,850
Expected return on plan assets	(26,291)	(24,378)	(79,709)	(74,053)
Amortization of previously unrecognized items	3,182	2,440	9,353	7,240
Plan Amendment and settlement loss (gain)	—	—	(34,621)	3,819
	$(4,809)	$(5,886)	$(46,516)	$(11,681)

As a result of the adoption of ASU 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in the first quarter of fiscal 2019, the service cost component of net periodic pension expense has been presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense have been reclassified from selling, general and administrative expense and direct cost of contracts and instead presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings for the three and nine months ended June 28, 2019 and June 29, 2018 in the amount of $6.1 million and $6.1 million, respectively, and $18.3 million and $18.2 million, respectively.
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
Due to a recent ruling by the High Court in the United Kingdom regarding equalization between men and women of a tranche of pension (the Guaranteed Minimum Pension) accrued between 1990 and 1997, Jacobs measured the estimated impact of this ruling in its consolidated financial statements, resulting in an increase of approximately $38.2 million in the ASC 715 balance sheet liability in the first quarter of fiscal 2019, with an offset to other comprehensive income, net of tax. Additionally, the Company has recognized an additional $1.2 million in additional net periodic benefit cost during the nine months ended June 28, 2019 as a result of the ruling.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2019 (in thousands):

Cash contributions made during the first nine months of fiscal 2019	$24,856
Cash contributions projected for the remainder of fiscal 2019	8,262
Total	$33,118

15.	Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax for the nine months ended June 28, 2019 (in thousands):

	Change in Pension Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at September 28, 2018	$(309,867)	$(496,017)	$(819)	$(806,703)
Other comprehensive income (loss)	8,413	(51,456)	1,213	(41,830)
Reclassifications from other comprehensive income (loss)	(21,480)	106,613	(189)	84,944
Balance at June 28, 2019	$(322,934)	$(440,860)	$205	$(763,589)

16.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States and significantly revised the U.S. corporate income tax laws. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” like that used when accounting for business combinations. As of December 22, 2018, we have completed our accounting for the tax effects of the enactment of the Act. For the deferred tax balances, we remeasured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s revised remeasurement resulted in cumulative charges to income tax expense of $144.4 million for the measurement period. The Act calls for a one-time tax on deemed repatriation of foreign earnings. This one-time transition tax is based on our total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. In the current reporting period, the Company filed its tax return which reflected the transition tax. The net tax liability after considering foreign tax credits resulted in a tax liability of $0.8 million. In addition, the Company recorded $104.2 million in cumulative valuation expense charges during the measurement period with respect to certain foreign tax credit deferred tax assets as a result of the Tax Act and CH2M integration.

The Company’s effective tax rates from continuing operations for the three months ended June 28, 2019 and June 29, 2018 were (2.1)% and 21.3%, respectively. The Company’s effective tax rates from continuing operations for the nine months ended June 28, 2019 and June 29, 2018 were 4.3% and 58.5%, respectively. The Company’s effective tax rate from continuing operations for the three months ended June 28, 2019 was lower than the effective tax rate for continuing operations for the three months ended June 29, 2018 primarily due to a favorable discrete benefit of $21.7 million as a result of an election made to defer net operating losses under final regulations, resulting in the utilization of additional previously fully valued foreign tax credits, combined with lower pre-tax book income from continuing operations in the third quarter of fiscal 2019. The effective tax rate for the nine months ended June 28, 2019 was lower primarily due to $54.8 million in net discrete expense during the nine months ended June 29, 2018 mainly comprised of $14.0 million from the impact of the remeasurement of deferred taxes for the Act, $52.5 million for an increase to the valuation allowance related to certain foreign tax credits and an offsetting tax benefit of $5.7 million for a federal hurricane credit. Comparatively, in the nine months ended June 28, 2019, the Company had a $62.6 million discrete benefit, predominantly comprised of $37.4 million for a remeasurement of the Company's deferred tax liability for unremitted earnings to account for the change in expected manner of recovery and an additional benefit of $21.7 million as a result of an election made to defer net operating losses under final regulations, resulting in utilization of previously fully reserved foreign tax credits.
See Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.
The amount of income taxes the Company pays is subject to ongoing audits by tax jurisdictions around the world. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Australia, Canada, India, the Netherlands, the United Kingdom and the United States. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. It is reasonably possible that, during the next twelve months, we may realize a decrease in our uncertain tax positions of approximately $16.3 million as a result of concluding various tax audits and closing tax years.

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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and nine months ended June 28, 2019 and June 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Numerator for Basic and Diluted EPS:
Net earnings (loss) attributable to Jacobs from continuing operations	$89,365	$113,336	$269,012	$72,811
Net earnings (loss) from continuing operations allocated to participating securities	(105)	(475)	(444)	(325)
Net earnings (loss) from continuing operations allocated to common stock for EPS calculation	$89,260	$112,861	$268,568	$72,486

Net earnings (loss) attributable to Jacobs from discontinued operations	$435,077	$36,886	$436,642	$128,161
Net earnings (loss) from discontinued operations allocated to participating securities	(513)	(155)	(720)	(573)
Net earnings (loss) from discontinued operations allocated to common stock for EPS calculation	$434,564	$36,731	$435,922	$127,588

Net earnings allocated to common stock for EPS calculation	$523,824	$149,592	$704,490	$200,074

Denominator for Basic and Diluted EPS:
Weighted average basic shares	136,772	142,612	139,263	136,717
Shares allocated to participating securities	(161)	(597)	(230)	(743)
Shares used for calculating basic EPS attributable to common stock	136,611	$142,015	$139,033	$135,974

Effect of dilutive securities:
Stock compensation plans	1,212	1,014	1,206	1,028
Shares used for calculating diluted EPS attributable to common stock	137,823	143,029	140,239	137,002

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.65	$0.79	$1.93	$0.53
Basic Net Earnings from Discontinued Operations Per Share	$3.18	$0.26	$3.14	$0.94
Basic EPS	$3.83	$1.05	$5.07	$1.47
Diluted Net Earnings from Continuing Operations Per Share	$0.65	$0.79	$1.92	$0.53
Diluted Net Earnings from Discontinued Operations Per Share	$3.15	$0.26	$3.11	$0.93
Diluted EPS	$3.80	$1.05	$5.02	$1.46

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

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$500,000,000	$61.74	4,005,007	4,005,007

(1)	Includes commissions paid and calculated at the average price per share.

On January 17, 2019, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022. On February 19, 2019, the Company launched accelerated share repurchase programs by advancing $250 million to two financial institutions in privately negotiated transactions (collectively, the "2019 ASR Program"). The specific number of shares that the Company repurchased under the 2019 ASR Program was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed on June 5, 2019. The purchase was recorded as a share retirement for purposes of calculating earnings per share. Subsequent to the launch of the 2019 ASR Program and other current quarter share repurchases, the Company has $722.8 million remaining under its $1.0 billion share repurchase authorization. The following table summarizes the activity under this program during fiscal 2019:

Amount Authorized	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$1,000,000,000	$75.33	3,680,017	3,680,017

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
Dividend Program
On July 11, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share of the Company’s common stock to be paid on August 23, 2019, to shareholders of record on the close of business on July 26, 2019. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the third fiscal quarter of 2019 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
May 2, 2019	May 17, 2019	June 14, 2019	$0.17
January 17, 2019	February 15, 2019	March 15, 2019	$0.17
September 11, 2018	September 28, 2018	October 26, 2018	$0.15
July 19, 2018	August 3, 2018	August 31, 2018	$0.15
May 3, 2018	May 18, 2018	June 15, 2018	$0.15
January 18, 2018	February 16, 2018	March 16, 2018	$0.15
September 27, 2017	October 13, 2017	November 10, 2017	$0.15

18.	Commitments and Contingencies
In the normal course of business, we make contractual commitments, some of which are supported by separate guarantees; and on occasion we are a party in a litigation or arbitration proceeding. The litigation or arbitration in which we are involved includes personal injury claims, professional liability claims and breach of contract claims. Where we provide a separate guarantee, it is strictly in support of the underlying contractual commitment. Guarantees take various forms including surety bonds required by law, or standby letters of credit ("LOC") (also referred to as “bank guarantees”) or corporate guarantees given to induce a party to enter into a contract with a subsidiary. Standby LOCs are also used as security for advance payments or in various other transactions. The guarantees have various expiration dates ranging from an arbitrary date to completion of our work (e.g., engineering only) to completion of the overall project. We record in the Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation and insurance claims. Guarantees are accounted for in accordance with ASC 460-10, Guarantees, at fair value at the inception of the guarantee.
At June 28, 2019 and September 28, 2018, the Company had issued and outstanding approximately $359.0 million and $446.6 million, respectively, in LOCs and $1.16 billion and $870.3 million, respectively, in surety bonds.
We maintain insurance coverage for most insurable aspects of our business and operations. Our insurance programs have varying coverage limits depending upon the type of insurance and include certain conditions and exclusions which insurance companies may raise in response to any claim that is asserted by or against the Company. We have also elected to retain a portion of losses and liabilities that occur through using various deductibles, limits, and retentions under our insurance programs. As a result, we may be subject to a future liability for which we are only partially insured or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of the contracts which the Company enters with its clients. Our insurers are also subject to business risk and, as a result, one or more of them may be unable to fulfill their insurance obligations due to insolvency or otherwise.
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
On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”) in Singapore before the Singapore International Arbitration Centre. Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for a Nui Phao mine/mineral processing project in Vietnam as part of the Company’s Energy, Chemicals & Resources (“ECR”) line of business. A three-week hearing on the merits concluded on December 15, 2017. On March 28, 2019, the arbitration panel issued a decision finding against Jacobs E&C and awarding damages to NPMC of approximately $95.0 million. NPMC has asserted a claim for interest, costs and attorneys' fees for approximately $70.0 million, which the Company intends to dispute. The award otherwise remains confidential. A hearing on the interest and cost claim is scheduled to begin on October 28, 2019. On June 28, 2019, the Company filed an application in Singapore to set aside the award. In addition, NPMC has filed an application to enforce the award in Australia. A hearing on that application is scheduled to begin on September 4, 2019. In connection with a temporary stay of the proceedings to enforce the award, the Company delivered a bank guarantee in the amount of $95.0 million. The Company expects that a portion of the award is subject to recovery from insurance, however, the Company currently has not accrued a receivable for related insurance recoveries. Under the terms of the sale of the Company’s ECR business to WorleyParsons on April 26, 2019, the Company has retained liability with respect to this matter. The Company recorded pre-tax charges in discontinued operations for estimates related to the award and recovery of costs, estimated related interest and attorneys' fees in the amount of $147.0 million in the second quarter of 2019.
In 2012, CH2M HILL Australia Pty Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC and is seeking compensatory damages in the amount of approximately

$530.0 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC has provided a preliminary estimate of the monetary value of its claims which we believe will result in alleged damages in excess of $1.7 billion and has drawn on bonds. This draw on bonds does not impact the Company's ultimate liability. A hearing on this matter is scheduled to begin in February 2020 and no decision is expected before 2020.  In September 2018, JKC filed a declaratory judgment action in Western Australia alleging that the entities which executed parent company guaranties for the Consortium, including CH2M Hill Companies, Ltd., have an obligation to pay JKC’s ongoing costs to complete the project after termination. A hearing on that matter was held on March 12 and 13, 2019, and a decision in favor of the Consortium was issued. JKC has appealed the decision. If the Consortium is found liable, these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and /or cash flows, particularly in the short term. However, the Consortium has denied liability and is vigorously defending these claims and pursuing its affirmative claims against JKC, and based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, in excess of the current reserve for this matter. See Note 5- Business Combinations for further information relating to CH2M contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to June 28, 2019 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:

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
Energy, Chemicals and Resources (ECR)
ECR Disposition
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to WorleyParsons Limited, a company incorporated in Australia ("WorleyParsons"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of WorleyParsons, subject to adjustments for changes in working capital and certain other items (the “ECR sale”).
As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the disposal group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of the Disposal Group are reflected as held-for-sale in the unaudited Consolidated Balance Sheet as of September 28, 2018. Further, as of the quarter ended June 28, 2019, a portion of the ECR business remains held by Jacobs as described above and continues to be classified as held for sale during the third fiscal quarter of 2019 in accordance with U.S. GAAP. For further discussion see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
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

Results of Operations for the three and nine months ended June 28, 2019 and June 29, 2018
(in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenues	$3,169,622	$2,933,623	$9,345,005	$7,587,916
Direct cost of contracts	(2,543,488)	(2,325,028)	(7,533,511)	(6,035,598)
Gross profit	626,134	608,595	1,811,494	1,552,318
Selling, general and administrative expenses	(536,180)	(446,083)	(1,505,731)	(1,325,722)
Operating Profit	89,954	162,512	305,763	226,596
Other Income (Expense):
Interest income	3,398	1,277	7,172	6,896
Interest expense	(18,978)	(23,788)	(73,727)	(50,107)
Miscellaneous income (expense), net	19,025	6,632	58,211	5,195
Total other (expense) income, net	3,445	(15,879)	(8,344)	(38,016)
Earnings from Continuing Operations Before Taxes	93,399	146,633	297,419	188,580
Income Tax Benefit (Expense) for Continuing Operations	1,981	(31,174)	(12,829)	(110,230)
Net Earnings of the Group from Continuing Operations	95,380	115,459	284,590	78,350
Net Earnings of the Group from Discontinued Operations	435,684	34,612	438,837	126,215
Net Earnings of the Group	531,064	150,071	723,427	204,565
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(6,015)	(2,123)	(15,578)	(5,539)
Net Earnings Attributable to Jacobs from Continuing Operations	89,365	113,336	269,012	72,811
Net (Earnings) Losses Attributable to Noncontrolling Interests from Discontinued Operations	(607)	2,274	(2,195)	1,946
Net Earnings Attributable to Jacobs from Discontinued Operations	435,077	36,886	436,642	128,161
Net Earnings Attributable to Jacobs	$524,442	$150,222	$705,654	$200,972
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.65	$0.79	$1.93	$0.53
Basic Net Earnings from Discontinued Operations Per Share	$3.18	$0.26	$3.14	$0.94
Basic Earnings Per Share	$3.83	$1.05	$5.07	$1.47

Diluted Net Earnings from Continuing Operations Per Share	$0.65	$0.79	$1.92	$0.53
Diluted Net Earnings from Discontinued Operations Per Share	$3.15	$0.26	$3.11	$0.93
Diluted Earnings Per Share	$3.80	$1.05	$5.02	$1.46
Overview – Three and Nine Months Ended June 28, 2019
Net earnings attributable to Jacobs from continuing operations for the third fiscal quarter 2019 ended June 28, 2019 were $89.4 million (or $0.65 per diluted share), a decrease of $24.0 million, or 21.2%, from $113.3 million (or $0.79 per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the three months ended June 28, 2019 were $70.3 million in after-tax Restructuring and other charges and $10.0 million in transaction costs associated with the Company's acquisition of KeyW. Our third quarter fiscal 2018 operating results from continuing operations included $22.1 million in after tax Restructuring and other charges and $3.5 million in CH2M transaction costs.
Net earnings attributable to Jacobs from discontinued operations for the third fiscal quarter 2019 ended June 28, 2019 were $435.1 million (or $3.15 per diluted share), an increase of $398.2 million, or 1,079.5%, from $36.9 million (or $0.26 per diluted share)

for the corresponding period last year. Included in the current quarter results from discontinued operations is the pre-tax gain on sale of the ECR business of $917.7 million, see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business.
For the nine months ended June 28, 2019, net earnings attributable to Jacobs from continuing operations were $269.0 million (or $1.92 per diluted share), an increase of $196.2 million, or (269.5)%, from $72.8 million (or $0.53 per diluted share) for the corresponding period last year. Included in the Company's operating results from continuing operations for the nine months ended June 28, 2019 were $160.7 million in after tax Restructuring and other charges, $10.8 million in transaction costs primarily associated with the Company's acquisition of KeyW, the current year settlement gain on CH2M retiree medical plans of $34.6 million and $5.7 million for a remeasurement of the Company's deferred tax liability for unremitted earnings to account for the change in expected manner of recovery, that is offset by $11.0 million in income tax charges associated with the Act. The nine months ended June 29, 2018 included $91.4 million in after tax charges associated with Restructuring and other charges, $58.7 million in transaction costs associated with the Company's December 15, 2017 acquisition of CH2M and $69.4 million in income tax charges associated with the Act.
For the nine months ended June 28, 2019, net earnings from discontinued operations were $436.6 million (or $3.11 per diluted share), an increase of $308.5 million, or 240.7% from $128.2 million (or $0.93 per diluted share) for the corresponding period last year primarily due to the gain on sale of the ECR business as discussed above.
On June 12, 2019, the Company acquired KeyW and on December 15, 2017, the Company completed the acquisition of CH2M.
Consolidated Results of Operations
Revenues for the third fiscal quarter of 2019 were $3.17 billion, an increase of $0.24 billion, or 8.0% from $2.93 billion for the corresponding period last year. For the nine months ended June 28, 2019, revenues were $9.35 billion, an increase of $1.76 billion or 23.2% from $7.59 billion for the corresponding period last year. The increase in revenues for the three month period year over year was due in part to revenues from KeyW of $23.9 million in fiscal 2019 in addition to growth in ATN and BIAF legacy businesses. The increase in revenues for the year to date period was due primarily to the three-month period ended December 28, 2018 including only fifteen days of results attributable from the CH2M acquisition and to an overall increase in legacy Jacobs ATN and BIAF businesses along with the KeyW revenue in the current period but not in the prior. Pass-through costs included in revenues for the three and nine months ended June 28, 2019 amounted to $533.9 million and $1.84 billion, respectively, a decrease of $49.5 million and an increase of $236.6 million, or (8.5)% and 14.8%, from $583.4 million and $1.60 billion, respectively from the corresponding period last year. The nine month year-over-year increase is due primarily to the full quarter of incremental revenue in the first fiscal quarter of 2019 from the December 15, 2017 acquisition of CH2M and growth in the legacy ATN and BIAF businesses.
Gross profit for the third quarter of 2019 was $626.1 million, an increase of $17.5 million, or 2.9% from $608.6 million from the corresponding period last year. Our gross profit margins were 19.8% and 20.7% for the three month periods ended June 28, 2019 and June 29, 2018, respectively. Gross profit for the nine months ended June 28, 2019 was $1.81 billion, an increase of $259.2 million, or 16.7% from $1.55 billion from the corresponding period to date last year. Our gross profit margins were 19.4% and 20.5% for the nine months ended June 28, 2019 and June 29, 2018, respectively. The increase in our gross profit for the nine month period year over year was attributable mainly to the full quarter of incremental revenue in the first fiscal quarter of 2019 from the December 15, 2017 acquisition of CH2M which benefited both our ATN and BIAF businesses. Additionally, for both the three month and nine month year over year periods, gross profit increased due to growth in our ATN and BIAF legacy businesses. The decrease in our gross profit margins quarter over quarter and year over year was due to a higher mix of ATN reimbursable versus fixed price revenue and the revenue mix impact from entering the final stages of a large BIAF advanced facilities project.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three months ended June 28, 2019 were $536.2 million, an increase of $90.1 million, or 20.2%, from $446.1 million for the corresponding period last year. The increase in SG&A expenses as compared to the corresponding period last year was due mainly to restructuring charges and transaction costs. SG&A expenses for the nine months ended June 28, 2019 were $1.51 billion, an increase of $180.0 million or 13.6%, from $1.33 billion for the corresponding period last year. The increase in SG&A expenses as compared to the corresponding period last year was due mainly to incremental SG&A expense from the acquired CH2M businesses. Impacts from foreign exchange were favorable by $9.4 million for the three months ended June 28, 2019 and $42.4 million for the nine months ended June 28, 2019. SG&A expense for the three months ended June 28, 2019 included Restructuring and other charges of $92.4 million and $12.7 million in KeyW transaction costs, while SG&A expense for the three months ended June 29, 2018 included $30.5 million in Restructuring and other charges and $4.4 million in CH2M transaction costs. For the nine months ended June 28, 2019, SG&A expense included Restructuring and other charges of $233.6 million and $12.7 million in KeyW transaction costs, while SG&A expense for the nine months ended June 29, 2018 included $122.7 million in Restructuring and other charges and $76.9 million in CH2M transaction costs.
Net interest expense for the three and nine months ended June 28, 2019 was $15.6 million and $66.6 million, respectively, a decrease of $6.8 million and an increase of $23.3 million from $22.5 million and $43.2 million for the corresponding periods last year. The decrease in net interest expense for the three month period year over year is due to the paydown of debt subsequent to the ECR sale in the current quarter. The increase in net interest expense for the nine month period .year over year was due primarily to higher levels of average debt balances outstanding related to financing activities for the acquisition of CH2M which was not funded until December 15, 2017.
Miscellaneous income (expense), net for the three and nine months ended June 28, 2019 was $19.0 million and $58.2 million, respectively, an increase of $12.5 million and $53.0 million from $6.6 million and $5.2 million, respectively, for the corresponding period last year. The higher income level over the prior year to date period was due primarily to the current year settlement gain on CH2M retiree medical plans of $34.6 million along with higher foreign currency gains over the previous three month and nine month periods. Also included in miscellaneous income (expense) during the three and nine months ended June 28, 2019 is $14.1 million in TSA related income associated with the ECR sale as discussed in Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States and significantly revised the U.S. corporate income tax laws. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” like that used when accounting for business combinations. As of December 22, 2018, we have completed our accounting for the tax effects of the enactment of the Act. For the deferred tax balances, we remeasured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s revised remeasurement resulted in cumulative charges to income tax expense of $144.4 million for the measurement period. The Act calls for a one-time tax on deemed repatriation of foreign earnings. This one-time transition tax is based on our total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. In the current reporting period, the Company filed its tax return which reflected the transition tax. The net tax liability after considering foreign tax credits resulted in a tax liability of $0.8 million. In addition, the Company recorded $104.2 million in cumulative valuation expense charges during the measurement period with respect to certain foreign tax credit deferred tax assets as a result of the Tax Act and CH2M integration.
The Company’s effective tax rates from continuing operations for the three months ended June 28, 2019 and June 29, 2018 were (2.1)% and 21.3%, respectively. The Company’s effective tax rates from continuing operations for the nine months ended June 28, 2019 and June 29, 2018 were 4.3% and 58.5%, respectively. The Company’s effective tax rate from continuing operations for the three months ended June 28, 2019 was lower than the effective tax rate for continuing operations for the three months ended June 28, 2019 primarily due to a favorable discrete benefit of $21.7 million as a result of an election made to defer net operating losses under final regulations, resulting in the utilization of additional previously fully valued foreign tax credits, combined with lower pre-tax book income from continuing operations in the third quarter of fiscal 2019. The effective tax rate for the nine months ended June 28, 2019 was lower primarily due to $54.8 million in net discrete expense during the nine months ended June 29, 2018 mainly comprised of $14.0 million from the impact of the remeasurement of deferred taxes for the Act, $52.5 million for an increase to the valuation allowance related to certain foreign tax credits and an offsetting tax benefit of $5.7 million for a federal hurricane credit. Comparatively, in the nine months ended June 28, 2019, the Company had a $62.6 million discrete benefit, predominantly comprised of $37.4 million for a remeasurement of the Company's deferred tax liability for unremitted earnings to account for the change in expected manner of recovery and an additional benefit of $21.7 million as a result of an election made to defer net operating losses under final regulations, resulting in utilization of previously fully reserved foreign tax credits.
See Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.
The amount of income taxes the Company pays is subject to ongoing audits by tax jurisdictions around the world. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Australia, Canada, India, the Netherlands, the United Kingdom and the United States. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. It is reasonably possible that, during the next twelve months, we may realize a decrease in our uncertain tax positions of approximately $16.3 million as a result of concluding various tax audits and closing tax years.

Segment Financial Information
The following table provides selected financial information for our operating segments and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit from continuing operations by including certain corporate-level expenses, Restructuring and other charges and transaction and integration costs (in thousands).

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenues from External Customers:
Aerospace, Technology and Nuclear	$1,156,488	$1,021,523	$3,251,024	$2,656,303
Buildings, Infrastructure and Advanced Facilities	2,013,134	1,912,100	6,093,981	4,931,613
Total	$3,169,622	$2,933,623	$9,345,005	$7,587,916

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Segment Operating Profit:
Aerospace, Technology and Nuclear	$76,306	$69,085	$222,289	$182,609
Buildings, Infrastructure and Advanced Facilities	183,318	163,193	515,465	374,809
Total Segment Operating Profit	259,624	232,278	737,754	557,418
Other Corporate Expenses (1)	(64,525)	(34,802)	(185,674)	(131,163)
Restructuring and Other Charges	(92,407)	(30,544)	(233,579)	(122,744)
Transaction Costs	(12,738)	(4,420)	(12,738)	(76,915)
Total U.S. GAAP Operating Profit	89,954	162,512	305,763	226,596
Total Other (Expense) Income, net (2)	3,445	(15,879)	(8,344)	(38,016)
Earnings from Continuing Operations Before Taxes	$93,399	$146,633	$297,419	$188,580

(1)
Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amounts of $2.0 million and $6.4 million for the three-month periods ended June 28, 2019 and June 29, 2018, respectively, and $14.8 million and $19.2 million for the nine-month periods ended June 28, 2019 and June 29, 2018, respectively. Other corporate expenses also include intangibles amortization of $18.4 million and $19.3 million for the three-month periods ended June 28, 2019 and June 29, 2018, respectively, and $55.7 million and $49.1 million for the nine-month periods ended June 28, 2019 and June 29, 2018, respectively.

(2)
Includes gain on the settlement of the CH2M retiree medical plans of $0.0 million and $34.6 million, respectively, and the amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $1.5 million, respectively, for the three- and nine-month periods ended June 28, 2019, as well as amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $1.2 million, respectively, for the three- and nine-month periods ended June 29, 2018. Also includes revenues under the Company's TSA agreement with WorleyParsons of $14.1 million, respectively, for the three- and nine-month periods ended June 28, 2019, for which the related costs are included in SG&A.

Aerospace, Technology and Nuclear

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenue	$1,156,488	$1,021,523	$3,251,024	$2,656,303
Operating Profit	$76,306	$69,085	$222,289	$182,609
Aerospace, Technology and Nuclear segment revenues for the three and nine months ended June 28, 2019 were $1.16 billion and $3.25 billion, respectively, an increase of $135.0 million and $594.7 million, or 13.2%, and 22.4% from $1.02 billion and $2.66 billion for the corresponding periods last year. Our revenues were positively impacted by year over year revenue volume growth across our legacy portfolio, highlighted by increased spending by customers in the U.S. government business sector. Also, the increases in revenue for the nine months ended were due in large part to the incremental revenue resulting from the CH2M acquisition which closed on December 15, 2017. Impacts on revenues from unfavorable foreign currency were approximately $7.3 million for the three-month period of fiscal 2019 and $21.8 million for the nine-month period of fiscal 2019 compared to the corresponding prior year periods in fiscal 2018.
Operating profit for the segment was $76.3 million and $222.3 million for the three and nine months ended June 28, 2019, an increase of $7.2 million and $39.7 million, or 10.5% and 21.7%, from $69.1 million and $182.6 million for the corresponding periods last year. In addition to incremental operating profit benefits from the CH2M acquisition, the increases from the prior year were primarily attributable to the continued growth in profits from our U.S. governmental business sector.
Buildings, Infrastructure and Advanced Facilities

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenue	$2,013,134	$1,912,100	$6,093,981	$4,931,613
Operating Profit	$183,318	$163,193	$515,465	$374,809
Revenues for the Buildings, Infrastructure and Advanced Facilities segment for the three and nine months ended June 28, 2019 were $2.01 billion and $6.09 billion, an increase of $101.0 million and $1.16 billion, or 5.3% and 23.6%, from $1.91 billion and $4.93 billion for the corresponding periods last year. The increases in revenue were due in large part to the incremental revenue resulting from the CH2M acquisition which closed on December 15, 2017 for the year to date period, together with revenue increases across all our businesses with strong investment in Advanced Facilities, water and transport infrastructure and project management/construction management ("PMCM") sectors. Impacts on revenues from unfavorable foreign currency were approximately $33 million for the three-month period of fiscal 2019 compared to the corresponding prior year periods in fiscal 2018 and $105.4 million for the nine-month period of fiscal 2019 compared to the corresponding prior year periods in fiscal 2018.
Operating profit for the segment for the three and nine months ended June 28, 2019 was $183.3 million and $515.5 million, an increase of $20.1 million and $140.7 million, or 12.3% and 37.5%, from $163.2 million and $374.8 million for the comparative periods in 2018. The year over year increase in operating profit was in part due to favorable impacts from the CH2M acquisition, together with positive impacts from the higher year over year revenues for the segment. Impacts on operating profit from unfavorable foreign currency were approximately $5.0 million and $15.9 million for the three- and nine- month periods of fiscal 2019, respectively, compared to the corresponding prior year periods in fiscal 2018.
Other Corporate Expenses
Other corporate expenses for the three and nine months ended June 28, 2019 were $64.5 million and $185.7 million, an increase of $29.7 million and $54.4 million from $34.8 million and $131.2 million for the corresponding periods last year. These increases were due primarily to higher professional service fees, personnel related costs, amortization of intangible assets acquired and approximately $51 million of year-to-date other current year cost allocation realignments that occurred in the first quarter of fiscal 2019 in conjunction with the CH2M acquisition, partially offset by savings in other corporate expenses, including those associated with the CH2M Restructuring.
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
Discontinued Operations
The results from our ECR business formerly reported as a stand-alone segment are reflected in our unaudited consolidated financial statements as discontinued operations for all periods presented. For further information, refer to Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business.

For the three and nine months ended June 28, 2019 and June 29, 2018, net earnings attributable to discontinued operations before income taxes were $435.1 million and $36.9 million, respectively, and $436.6 million and $128.2 million, respectively. These increases were due primarily to the gain on sale of the ECR business recorded in the current quarter, offset in part by a prior quarter charge for the award and recovery of costs, estimated related interest and attorneys' fees in the amount of $147.0 million for the Nui Phao ("NPMC") legal matter.
Restructuring and Other Charges
See Note 11- Restructuring and Other Charges for information on the Company’s activity relating to restructuring and other charges.

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
Consistent with industry practice, substantially all of our contracts are subject to cancellation or termination at the option of the client, including our U.S. government work. While management uses all information available to determine backlog, at any given time our backlog is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein. Backlog is not necessarily an indicator of future revenues.
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
The following table summarizes our backlog at June 28, 2019 and June 29, 2018 (in millions):

	June 28, 2019	June 29, 2018
Aerospace, Technology and Nuclear	$8,456	$7,147
Buildings, Infrastructure and Advanced Facilities	14,011	12,693
Total	$22,467	$19,840
The increase in backlog in Aerospace, Technology and Nuclear from June 29, 2018 was primarily the result of new awards from the U.S. federal government and the acquisition of KeyW.
The increase in backlog in Buildings, Infrastructure and Advanced Facilities from June 29, 2018 was primarily the result of new awards in the UK, Middle East and U.S. markets in Advanced Facilities and Transportation.
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
Liquidity and Capital Resources
At June 28, 2019, our principal sources of liquidity consisted of $998.2 million in cash and cash equivalents and $2.12 billion of available borrowing capacity under our $2.25 billion restated revolving credit agreement (the "New Credit Agreement").

The amount of cash and cash equivalents at June 28, 2019 represented an increase of $363.4 million from $634.9 million at September 28, 2018. This increase was due to favorable cash flows from investing activities of $2.18 billion offset by unfavorable financing activities of $1.79 billion and cash used by operations of $220.3 million. On a comparative basis, cash and cash equivalents increased $50.2 million to $662.7 million during the nine month-period ended June 29, 2018 from $824.4 million at September 29, 2017. This increase was driven mainly by cash flow from operations of $269.0 million and cash flow provided by financing activities of $1.3 billion, offset by cash flows used for investing activities of $1.5 billion, both of which were largely driven by the CH2M acquisition.
Our cash flow used for operations of $220.3 million during the nine-month period ended June 28, 2019 was comparatively lower than the $269.0 million in cash flow provided from operations for the corresponding prior year period, due primarily to higher uses of cash in working capital compared to the previous period, offset in part by higher net earnings after add back of non-cash adjustments (including those related to the ECR sale and related tax provisions) compared to the prior period. Also, the nine month period ended June 29, 2018 included acquisition costs incurred in connection with the CH2M acquisition.
Our cash used for investing activities for the nine months ended June 28, 2019 was $2.18 billion, compared to cash from investing of $1.54 billion in the prior year, the change of which primarily related to cash used for the CH2M acquisition in the prior year and cash provided by the ECR sale and used for the KeyW sale in the current year.
Our cash used for financing activities of $1.79 billion for the nine months ended June 28, 2019 resulted mainly from net repayments of borrowings of $1.20 billion primarily relating to repayments with cash received from the ECR sale, along with common stock repurchases of $524.6 million. Cash from financing activities was $1.3 billion for the nine months ended June 29, 2018, resulting mainly from proceeds on borrowings to fund the CH2M acquisition. The Company paid $82.3 million in dividends to shareholders and noncontrolling interests during the nine-month period ended June 28, 2019, with $65.2 million in dividends paid in the comparative prior year period.
At June 28, 2019, the Company had approximately $453.9 million in cash and cash equivalents held in the U.S. and $544.3 million held outside of the U.S. (primarily in the U.K., the Eurozone, Chile, and India), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 13- Income Taxes of Notes to Consolidated Financial Statements included in our 2019 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $359.0 million in letters of credit outstanding at June 28, 2019. Of this amount, $2.3 million was issued under the New Credit Agreement and $356.7 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On April 26, 2019, Jacobs completed the sale of its ECR business to WorleyParsons for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of WorleyParsons, subject to adjustments for changes in working capital and certain other items.
On February 19, 2019, the Company launched accelerated share repurchase programs by advancing $250 million to two financial institutions in privately negotiated transactions (collectively, the "2019 ASR Program"). The specific number of shares that the Company ultimately repurchased under the 2019 ASR Program was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed on June 5, 2019. The purchase was recorded as a share retirement for purposes of calculating earnings per share. Subsequent to the launch of the 2019 ASR Program, the Company has $750 million remaining under its $1.0 billion share repurchase authorization.
On March 28, 2019, the Company was issued a decision by an arbitration panel finding against Jacobs E&C and awarding damages to NPMC of approximately $95.0 million plus recovery of the plaintiff’s costs, interest and attorneys’ fees. The Company recorded total pre-tax charges of approximately $147 million for this matter. While the Company has not accrued a receivable for related insurance recoveries for this matter, it does expect that a portion of this award is subject to recovery from insurance. See Note 18- Commitments and Contingencies to the Company’s consolidated financial statements.
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S. based innovative national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.6 million which is comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s convertible debt of $22.6 million and first and second lien notes which totaled approximately $275.8 million. Immediately following the effective time of the acquisition, the Company repaid KeyW’s first and second lien notes. In July, the Company repaid KeyW's outstanding convertible debt of $22.6 million. The Company has recorded its preliminary purchase accounting processes associated with the acquisition, which is summarized in Note 5- Business Combinations.

We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations. We were in compliance with all of our debt covenants at June 28, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please see the Note 12- Borrowings in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the New Credit Agreement, Term Loan Facility and Note Purchase Agreement.
Our Term Loan Facility, New Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 28, 2019, we had an aggregate of $0.5 billion in outstanding borrowings under our Term Loan Facility and our New Credit Agreement. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Term Loan Facility and New Credit Agreement). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Term Loan Facility bear interest at a Eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5% and borrowings under the New Credit Agreement bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5% . Additionally, if our consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points.
For the nine months ended June 28, 2019, our weighted average floating rate borrowings were approximately $1.91 billion. If floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 28, 2019 would have increased by approximately $14.4 million.
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
The Company’s management, with the participation of its Chairman and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act, as of June 28, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weakness identified above. The Company has made significant progress toward remediating the material weakness which is described below.
The Company’s management, with the oversight of the Audit Committee of the Board of Directors (the “Audit Committee”), performed additional analysis and other procedures to ensure our consolidated financial statements have been prepared in accordance with GAAP and reflect our financial position and results of operations as of and for the three and nine month period ended June 28, 2019. As a result, notwithstanding the material weakness identified above, our management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented.
The Company's management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. In response to the identified material weakness, the Company’s management, with the oversight of the Audit Committee of the Board of Directors, has completed the development of the remediation plan and made significant progress toward the remediation of the material weakness identified above. We have completed the revision of the design of existing controls and procedures relating to our accounting for income taxes for business combinations including improvements in our procedures designed to ensure completeness, accuracy and the evaluation of the recoverability of deferred income taxes associated with business combinations and have completed all changes that will be needed to remediate the material weakness. The Company will be able to test the operating effectiveness of these control design changes in connection with the KeyW acquisition as we complete our annual controls testing processes in connection with our fiscal year-end 2019 accounting closing procedures.
As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of KeyW that are subsumed by internal control over financial reporting. KeyW accounted for approximately 8% of total assets as of the Evaluation Date and approximately 1% of total revenues of the Company for the fiscal quarter ended on the Evaluation Date.
Changes in Internal Control Over Financial Reporting
Other than the changes resulting from the remediation activities described above, there were no other changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the three month period ended June 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
The information required by this Item 1 is included in the Note 18- Commitments and Contingencies included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors.
Please refer to Item 1A, Risk Factors in our 2018 Form 10-K and our subsequent Quarterly Reports on Form 10-Q for the first and second fiscal quarters of 2019, which are incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors, except for the information disclosed elsewhere in this Quarterly Report on Form 10-Q that provides factual updates to those risk factors. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the second fiscal quarter of 2019.
Share Repurchases
On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of the Company’s common stock, to expire on July 31, 2018. On July 19, 2018, the Company's Board of Directors authorized the continuation of this share repurchase program for an additional three years, to expire on July 31, 2021. A summary of repurchases of our common stock made during each fiscal month during the third quarter of fiscal 2019 under the 2015 share repurchase program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Numbers of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 12, 2019 - June 17, 2019	113,378	$78.96	113,378	$—
(1) Includes commissions paid and calculated at the average price per share
On January 17, 2019, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022. On February 19, 2019, the Company launched accelerated share repurchase programs by advancing $250 million to two financial institutions in privately negotiated transactions (collectively, the "2019 ASR Program"). The specific number of shares that the Company ultimately repurchased under the 2019 ASR Program was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period that was completed on June 5, 2019. The purchase was recorded as a share retirement for purposes of calculating earnings per share. Subsequent to the launch of the 2019 ASR Program, the Company had $722.8 million remaining under its $1.0 billion share repurchase authorization. A summary of repurchases of our common stock made during each fiscal month during the third quarter of fiscal 2019 under the 2019 share repurchase program is as follows:

Period	Total Number of Shares Purchased	Price per share on delivery	Total Numbers of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 31, 2019 - June 5, 2019	535,043	$74.80	535,043	$750,000,000
June 17, 2019 - June 28, 2019	337,956	$80.58	337,956	$722,768,681
Total Shares Retired and Shares Repurchased initially represented 80% of the total ASR $250 million purchase. The remaining 20% was settled upon completion of the transaction on June 5, 2019. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to a Rule 10b5-1 plan or otherwise. The share repurchase program does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company’s common stock, other uses of capital and other factors.

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

4.1
Second Supplemental Indenture, dated as of June 12, 2019, by and between The KeyW Holding Corporation and Wilmington Trust, National Association, as trustee. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on June 12, 2019 and incorporated herein by reference.

10.1
Transition Services Agreement, dated as of April 26, 2019, by and between Jacobs Engineering Group Inc. and WorleyParsons Limited. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on April 29, 2019 and incorporated herein by reference.

10.2#*	Offer Letter by and between Jacobs Engineering Group Inc. and Dawne Hickton, effective June 3, 2019.

10.3#*	Retirement Transition Agreement by and between Jacobs Engineering Group Inc. and Terence Hagen, dated as of June 6, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Management contract or compensatory plan or arrangement

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2019