Form 10-K
period 2019-09-27
JACOBS ENGINEERING GROUP INC /DE/
filed 2019-11-25
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2019         Commission File No. 1-7463
_________________________________________________________________
Jacobs Engineering Group Inc.

Delaware				95-4081636
(State or other jurisdiction of incorporation or organization)				(IRS Employer identification number)

1999 Bryan Street	Suite 1200	Dallas	Texas	75201
(Address of principal executive offices)				(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check-mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
There were 132,854,642 shares of common stock outstanding as of November 11, 2019. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $10.2 billion as of March 29, 2019, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be issued in connection with its 2020 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

JACOBS ENGINEERING GROUP INC.
Fiscal 2019 Annual Report on Form 10-K

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
At Jacobs, we’re challenging today to reinvent tomorrow by solving the world’s most critical problems for thriving cities, resilient environments, mission-critical outcomes, operational advancement, scientific discovery and cutting-edge manufacturing, turning abstract ideas into realities that transform the world for good. Leveraging a talent force of approximately 52,000, Jacobs provides a full spectrum of professional services including consulting, technical, scientific and project delivery for the government and private sector.
The Company’s deep global domain knowledge - applied together with the latest advances in technology - are why customers large and small choose to partner with Jacobs. We operate in two lines of business: Critical Mission Solutions (formerly Aerospace, Technology and Nuclear) and People & Places Solutions (formerly Buildings, Infrastructure and Advanced Facilities). These new names better reflect outcome-focused solutions for our customers and the changes have no impact on reported financial statements, line of business leadership or customer relationships.
After spending three years transforming our portfolio and setting the foundation to get us where we are today, we launched a three-year accelerated profitable growth strategy at our Investor Day in February 2019, focused on innovation and continued transformation to build upon our position as the leading solutions provider for our clients. This transformation included the $3.2 billion acquisition of CH2M and the $3.4 billion divestiture of the Company's energy, chemicals and resources business. Our acquisitions of KeyW and Wood Group’s nuclear business further position us as a leader in high-value government services and technology-enabled solutions, enhancing our portfolio by adding intellectual property-driven technology with unique proprietary C5ISR (command, control, communications, computer, combat systems, intelligence, surveillance and reconnaissance) rapid solutions, and amplifying Jacobs’ position as a Tier-1 global nuclear services provider.
We have turned the course of Jacobs’ future and are now focused on broadening our leadership in high growth sectors. As part of our strategy, our new brand was created from an understanding of where we’ve been, what’s true to our culture and our strategy going forward. Central to it is our new tagline: Challenging today. Reinventing tomorrow. Signaling our transition from an engineering and construction company to a global technology-forward solutions company, we have a new look, and we plan to change our name to Jacobs Solutions Inc.
Technology and Consulting includes cybersecurity, data analytics, software application development, enterprise and mission IT, systems integration and other highly technical consulting solutions within Critical Mission Solutions (CMS) and data analytics, artificial intelligence and automation, software development as well as digitally-driven consulting, planning, architecture and program management within People & Places Solutions (PPS).
Project Delivery Services includes construction services for wind-tunnel design-build and construction services for progressive design-build for water and construction management at-risk. We believe these project delivery services are lower risk than typical lump-sum type construction contracting.
Pass-through Revenue includes PPS procurement activities and revenue where we are acting as principal for subcontract labor or third-party materials and equipment, and are consequently reflected in both revenues and costs.

Challenging today. Reinventing tomorrow
Our values continue to guide our behaviors, relationships and outcomes - allowing us to act as one company and unify us worldwide when interacting with our clients, employees, communities and shareholders.

•
We do things right. We always act with integrity - taking responsibility for our work, caring for our people and staying focused on safety and sustainability. We make investments in our clients, people and communities, so we can grow together.

•	We challenge the accepted. We know that to create a better future, we must ask the difficult questions. We always stay curious and are not afraid to try new things.

•
We aim higher. We do not settle - always looking beyond to raise the bar and deliver with excellence. We are committed to our clients by bringing innovative solutions that lead to profitable growth and shared success.

•
We live inclusion. We put people at the heart of our business. We have an unparalleled focus on inclusion, with a diverse team of visionaries, thinkers and doers. We embrace all perspectives, collaborating to make a positive impact.

Our three-pillar strategy is based on the foundation of these values, as we drive to become the employer of choice, deliver connected and sustainable solutions, and leverage technology-enabled execution.

We do things right
We always act with integrity - taking responsibility for our work, caring for our people and staying focused on safety and sustainability. We make investments in our clients, people and communities, so we can grow together.

From the way we operate our business, to the work we perform with clients and other organizations, we continue to look at ways we can make a positive environmental, societal and economic difference for businesses, governments and communities around the world.
As we face some of the world’s toughest challenges, including clean water, affordable energy, connectivity, resilient environments, climate change, environmental pollution and economic growth, our people are discovering better ways to create an enduring legacy.
PlanBeyondSM is our approach to sustainability - planning beyond today for a more sustainable future for everyone. For us, this means social and economic progress while protecting our environment and improving resilience.

Conducting our business with integrity
Jacobs' ethics and Code of Conduct are rooted in our values and provide the standards and support to help us successfully navigate issues, make the right decisions and conduct our business with the integrity that reflects our heritage and ethical reputation.
Our culture of caring
Every day, our people step into offices and onto job sites ready for another day's work. Our BeyondZero® culture of caring goes beyond taking health and safety statistics to zero, so that genuine care and respect for all people is fundamental to our culture and reaches beyond our workplace. We work together to create a workplace that values the safety, positive mental health and sense of belonging of all employees.
Through our mental health matters program, we furthered our industry-leading efforts to empower our workforce, so they know they work in an environment where their mental health and well-being is the top priority and where everyone can ‘bring their whole self to work’. We have more than 1,600 Positive Mental Health Champions trained in how to guide staff who have mental health concerns or crises to the appropriate level of help; support fellow employees; and help us encourage positive mental health throughout the workplace.
We live and play in the communities where we work - so we’re personally invested in doing what is right for people in the places and communities we’re connected with. We craft solutions that affect the way people live. Thinking beyond one-dimensional solutions to help improve social, environmental and economic resiliency. We provide infrastructure, technology and intelligence solutions to help communities build resiliency today for a better tomorrow.
We’re also helping to inspire the education and career decisions of future generations. Our global science, technology, engineering and mathematics (STEM) Ambassador network activities help us build partnerships with schools and other educational organizations and form lasting relationships that inspire the next generation and sustain our business.

We challenge the accepted
We know that to create a better future, we must ask the difficult questions. We always stay curious and are not afraid to try new things.
What we do is more than a job, we work every day to make the world better for all. To us, everything we do - whether water scarcity, aging infrastructure, access to life-saving therapies or sophisticated cyberattacks - is more than projects outlined in proposals and business plans. They’re our challenges as human beings, too.
Transforming our innovation culture
In the past year, we established five innovation hubs - geospatial science, cybersecurity, automated design, Internet of Things (including 5G and edge computing) and predictive data analytics (including artificial intelligence and machine learning) to fuel more complete, higher-value solutions to address today’s most-pressing issues and the bigger challenges of tomorrow.
But, we’re not stopping there. In the coming year, we’ll continue engaging in emerging technologies like blockchain, additive construction and quantum computing via other means, so that when those technologies mature, Jacobs is positioned to apply them to our projects to redefine what’s possible.

Beyond If is our global innovation program. It represents our creativity and agility to challenge the accepted, with the domain expertise to push beyond our boundaries and deliver for today and into tomorrow.

We aim higher
We do not settle - always looking beyond to raise the bar and deliver with excellence. We are committed to our clients by bringing innovative solutions that lead to profitable growth and shared success.
We craft solutions that affect the way people live. From accelerating the next generation of innovators to the world’s first ultra-low emission zone, from helping communities recover to monitoring water quality to protect public health, we solve for better, never losing sight of our responsibility to each other. We work with NASA scientists to leverage remotely-sensed data and images shot from 240 miles overhead on the International Space Station to provide critical disaster response aid, and help communities recover. And, we’re on the ground assisting with critical Federal Emergency Management Agency (FEMA) disaster-related operations throughout the U.S. and its territories.
The table below highlights examples of our key focus areas where we combine our deep domain knowledge with the latest advances in technology to deliver solutions to solve our customer's most complex challenges.

BeyondExcellence is our global program focused on quality, performance excellence and recognizing those who set the new standard through our awards program.

We live inclusion
We put people at the heart of our business. We have an unparalleled focus on inclusion, with a diverse team of visionaries, thinkers and doers. We embrace all perspectives, collaborating to make a positive impact.
The aperture of inclusion is broader than lifestyle and culture. Joining, belonging and thriving - these are Jacobs’ key elements in retaining talent and developing a culture where people want to stay - a place where you can bring your whole self to work. Fiscal 2019 brought a lot of change for our people - a talent force of approximately 52,000 - and we doubled down on making sure talent, inclusion and diversity remained at the top of our priorities by focusing on the employee experience during our portfolio transformation.
We put the spotlight on ensuring that Jacobs is an employer of choice in every way: we aspire to be a merit-based organization that is inclusive and diverse; we take on the responsibility to continually recruit and develop the best talent; and we continue to foster leadership and innovation. Jacobs launched Conscious Inclusion training for all employees and trained 74% to date. Additionally, more than 16,500 Jacobs' employees are involved in our eight employee networks as of the end of fiscal 2019.
TogetherBeyond is our approach to living inclusion every day and enabling diversity and equality globally. For us, this means creating a culture of belonging where we all thrive and embracing all perspectives.

We maintain agile and disciplined capital deployment
Consistent with our profitable growth strategy, Jacobs pursues acquisitions, divestitures and other transactions to maximize long-term value by continuing to reshape its portfolio to higher value solutions.
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). ECR provided engineering and construction services mainly for energy, chemicals and resources sectors. With the sale of ECR, the Company has exited direct hire construction and fixed price lump sum energy related construction.
The Company has deployed capital to accelerate its profitable growth strategy through the following recent acquisitions:

•	On June 12, 2019, we acquired The KeyW Holding Corporation (“KeyW”), a U.S. based national security technology solutions provider to the intelligence, cyber, and counterterrorism communities

•	On December 15, 2017, we acquired CH2M HILL Companies, Ltd ("CH2M"), a provider of consulting and other services in the water, environmental, transportation and nuclear remediation sectors.

•	On August 31, 2017, we acquired Blue Canopy, LLC a provider of data analytics, cybersecurity and application development solutions.

•	On January 27, 2017, we acquired Aquenta Consulting Pty Ltd. (“Aquenta”). Aquenta provides integrated consulting services for infrastructure related sectors.
On August 20, 2019, Jacobs announced the entry into an agreement to acquire John Wood Group's Nuclear consulting, remediation and program management business for an enterprise value of £250 million (approx. $300 million) on a debt-free, cash-free basis. The transaction is expected to close by the end of fiscal 2020 second quarter.
During fiscal 2019 the Company repurchased $853.7 million of shares and paid $106.4 million in dividends to shareholders and noncontrolling interests.
For additional information regarding certain issues related to our acquisition strategy, please refer to Item 1A-  Risk Factors below.

Lines of Business
The services we provide fall into the following two lines of business (LOB): Critical Mission Solutions (CMS) and People & Places Solutions (PPS) which are also the Company’s reportable segments. For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 19 - Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Critical Mission Solutions (CMS)
Our Critical Mission Solutions line of business provides a full spectrum of cybersecurity, data analytics, software application development, enterprise and mission IT, systems integration and other highly technical consulting solutions to government agencies as well as selective aerospace, automotive and telecom customers. Our representative clients include the U.S. Department of Defense (DoD), the U.S. Special Operations Command (USSOCOM), the U.S. Intelligence Community, NASA, the U.S. Department of Energy (DoE), Ministry of Defence in the U.K., the U.K. Nuclear Decommissioning Authority (NDA), and the Australian Department of Defence, as well as private sector customers mainly in the automotive and telecom sectors.
Serving mission-critical end markets
Critical Mission Solutions serves broad sectors, including U.S. government services, cybersecurity, nuclear, commercial, and international sectors.
The U.S. government is the world’s largest buyer of technical services, and in fiscal 2019, approximately 77% of CMS’s revenue was earned from serving the DoD, Intelligence Community and civil governmental entities.
Trends affecting our government clients include electronic and cyber warfare, IT modernization, space exploration and intelligence, defense systems and intelligent asset management, which are driving demand for our highly technical solutions. Attacks by foreign entities and insider threats highlight potential cyber defense vulnerabilities.
Another trend we are witnessing is an increase in the capabilities of unmanned aircraft and hypersonic weapons, which is impacting both offensive and defensive spending priorities among our clients and is a driver for next generation solutions such as C5ISR (command, control, communications, computer, combat systems, intelligence, surveillance and reconnaissance) and advanced aeronautical testing, respectively. We are also seeing an increase in space exploration initiatives both from the U.S. government, such as NASA’s Artemis program to return to the moon in 2024, as well as the commercial sector.
Within the Nuclear sector, our customers have decades-long initiatives to manage, upgrade, decommission and remediate existing nuclear weapons and energy infrastructure.

Leveraging our base market of offering valued technical services to U.S. government customers, CMS also serves commercial and international markets. In fiscal 2019, approximately 12% of CMS’s revenue was from various U.S. commercial sectors, including the telecommunications market, which anticipates a large cellular infrastructure build-out from 4G to 5G technology. And like our government facility-based clients, our commercial manufacturing clients are seeking ways to reduce maintenance costs and optimize their facilities with network connected facilities and equipment to optimize operational systems, which we refer to as Intelligent Asset Management.
Our international customers, which accounted for 11% of fiscal 2019 revenue, have also increased demand for our IT and cybersecurity solutions and nuclear projects, and the U.K. Ministry of Defence continues to focus on accelerating its strategic innovative and technology focused initiatives.
Leveraging strong domain expertise to deliver solutions
CMS brings domain-specific capability and cross-market innovations in each of the above sectors by leveraging six core capability groups.

•
Information Technology Services. Across various business units in CMS, we provide a wide range of software development and enterprise IT solutions. We develop, modify and maintain software solutions and complex systems. This service includes a broad array of lifecycle services, including requirements analysis, design, integration, testing, maintenance, quality assurance and documentation management. Our software activities support all major methodologies, including Agile, DevSecOps and other hybrid methodologies. For our enterprise IT capability, we develop, implement and sustain enterprise information technology systems, with a focus on improving mission performance, increasing security and reducing cost for our customers. Solutions typically include IT service management, data center consolidation, network operations, enterprise architecture, mobile computing, cloud computing and migration, software, infrastructure and platform as a service (SaaS, IaaS and PaaS), and data collection and analytics.

•
Cybersecurity and Data Analytics. With our recent acquisition of KeyW, CMS offers a full suite of cyber services for its government and commercial clients, including defensive cyber operations and training, offensive cyber operations, cloud and data analytics, threat intelligence, intelligence analysis, incident response and forensics, software and infrastructure security engineering, computer forensics and exploitation and information technology-operational technology (IT-OT) convergence services.

•
C5ISR (Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance and Reconnaissance). CMS is a leader in the design, development, analysis, implementation and support of C5ISR systems and technology in any environment, including land, sea, air, space and cyber domains. We provide advanced solutions for collecting, processing, exploiting and disseminating geospatial intelligence for the U.S. and Allied Intelligence Communities and Special Forces organizations. Core capabilities include: imaging systems, radar systems, precision geo-location products, custom packaging and microelectronics and customizable tagging, tracking and locating devices.

•
Technical Services. We provide a broad range of technical consulting services to our government and commercial clients, including: systems integration, specialized propulsion, avionics, electrical, materials, aerodynamics, manufacturing processes modeling and simulation, testing and evaluation, scientific research, intelligent asset management, program management and consulting. NASA is one our major government customers in the U.S., where we provide a wide range of technology services. For our telecommunications customers, we provide permitting, site planning and engineering to enable the development of wireline and wireless communications including the development of 5G small cell sites.

•
Facility Engineering and Operations. We provide services for advanced technical structures and systems, including flight/launch facilities, R&D facilities, test facilities and military range facilities. Customers also engage us to operate, maintain and provide technical services for these facilities and systems over their lives. We also provide sustainment and technical services for facility-oriented clients including for the automotive industry where we provide highly technical aerodynamic, climatic, altitude and acoustic solutions for our customer research and development operations.

•
Nuclear Solutions. We provide support across the nuclear energy life-cycle, including operational site management, program management and research and consulting, mainly to the U.S. Department of Energy (DoE) and the Office for Nuclear Regulation (“ONR”) and NDA with the U.K. government.

Applying internally-developed technology
Across multiple businesses within CMS we license internally developed technology such as:

•
KeyRadar®: The acquisition of KeyW brought numerous internally developed technologies, including KeyRadar, a scalable, software-defined synthetic aperture radar that can be configured to address a variety of missions, ranging from foliage penetration to long-range maritime domain awareness or long-range moving target detection.

•
Ginkgo: Ginkgo is the only virtual learning environment specifically created for cybersecurity training. Designed by experienced cybersecurity instructors at CMS’s Parrot Labs, Ginkgo offers a complete solution for implementing hands-on IT and cybersecurity training for both local and distance learning environments on desktops, tablets, and other mobile devices.

•
TITANTM: With the exponential growth of information being harvested, deriving meaningful insights from data collecting can be challenging for organizations. TITAN is a suite of solutions (including Graph Database, Elastic Stack, and SocTraq) that leverages open-source technology to filter out noise to find the real needle in the haystack of threats, offering real-time detection and alerting capabilities for high-value asset and mission critical systems.

•
SOCTRAQ: SOCTRAQ is a next-generation component of the larger TITAN cyber data platform that aids our federal clients in the automation of cybersecurity found in a security operations center (SOC). The technology is a real-time threat detection and alerting heads-up display run on a client’s computer to provide incident detection, recommended response actions, and case management. Features include alert visualization, depiction of threat-chain, and adaptive machine learning.

People & Places Solutions (PPS)
Jacobs' People & Places Solutions line of business provides end-to-end solutions for our clients’ most complex projects - whether connected mobility, water, smart cities, advanced manufacturing or the environment. In doing so, we employ data analytics, artificial intelligence and automation, and software development to enable technology and digitally-driven consulting, planning, architecture, engineering, and implementation, as well as long-term operation of advanced facilities and infrastructure. Solutions may be delivered as standalone engagements or through comprehensive program management solutions that integrate disparate workstreams to yield additional benefits not attainable through project-by-project implementation.
Our clients include national, state and local government in the U.S., Europe, U.K., Middle East, Australia, New Zealand and Asia, as well as the private sector throughout the world.
Serving broad industry sectors that support people and places
Environmental resilience, urbanization, digital transformation and the convergence of information and operational technology (IT/OT) are driving new infrastructure requirements and opportunities for our clients. For example, an airport is no longer simply aviation infrastructure but is now a smart city with extensive operational, cybersecurity and autonomous mobility requirements. Master planning for a city now requires advanced analytics to plan for the adaptation of next-generation mobility as well as revenue generating fiber infrastructure. Furthermore, the future of nearly all water infrastructure will be highly technology-enabled, leveraging solutions with digital twins, predictive analytics and smart metering technology.
This increase in technology requirements is a key factor in our organic growth strategy as well as our recent acquisitions and divestitures. Moreover, our business model is evolving to now being a provider of digitally-enabled solutions to our infrastructure clients with less exposure to craft construction services. Our focus on five core sectors of Transportation, Water, Built Environment, Environmental and Advanced Facilities provides us with the unique opportunity to leverage expertise across all sectors to provide end-to-end connected solutions for our client’s most complex projects.
We are executing complex city solutions that pull expertise from all markets, fused with digital expertise, for major developments in places like London, Dubai, Sydney, India and the United States.
Leveraging global platform to deliver integrated solutions to our customers
One of our key differentiators is our global integrated delivery model, which harnesses deep domain expertise from our global technology and solution organization that is leveraged with the benefits of scale when we focus the world’s best talent to deliver differentiated solutions and value to our clients.

•
Within transportation, we provide sustainable solutions to plan, develop, finance, design and engineer, construct, operate and maintain, next generation mobility across all modes, including highway, bridge, rail and transit, aviation, port and maritime infrastructure. For example, we do this by assessing the impact of autonomous vehicles on roadways and cities for transportation agencies, engineering and specifying vehicles for mass-transit, consulting services for digital fare payment systems, program management of the largest airport developments, designing cutting edge automated container terminals and ports infrastructure and utilizing digital data to develop cross modal mobility solutions. Our customers include the world’s largest transportation agencies as well as private shipping and logistics companies worldwide, including the multi-modal Port Authority of New York and New Jersey, Transport for London, and Etihad Rail.

•
Water is one of the most precious resources in the world, and extreme weather events are exacerbating supply and demand issues with drought, desertification and flooding at the same time population growth and industrialization are increasing demands. We provide solutions across water and wastewater treatment, water reuse, and water resources such as the deployment of next generation smart metering, digital twin technology and highly technical consulting, engineering, design-build and operation of complex water systems. We support our customers on some of the world’s largest water infrastructure projects such as California WaterFix, Thames Tideway, Houston Water and Singapore National Water Agency.

•
For the built environment, we deliver full-service solutions for cities, places and buildings, including smart-city and resiliency city solutions. This also includes consulting, engineering and design services for transportation hubs in Boston and London, urban developments, corporate, national government, healthcare, education, science facilities for public sector and industrial clients across diverse markets and services. Our solutions include multi-functional infrastructure that addresses economic, social and environmental issues spanning a range of sectors, technology and industries. We also provide consulting around technology-enabled asset management, economic development and scientific advancement that enables our clients to make intelligent data-driven investment decisions.

•
In our environmental business we provide all aspects of environmental planning, permitting, regulatory and compliance management, and consulting services related to remediation, revitalization and redevelopment. We also provide critical consulting and technology related services to clients responsible for disaster planning, mitigation and response as well as logistics, planning and implementation support for leading edge scientific and research endeavors. We recently provided a large confidential U.S. customer with data analytics and visualization solutions to deliver actionable intelligence to help them understand and prioritize their approach to polyfluoroalkyl substances (PFAS) remediation.

•
In our advanced facilities business, we provide fully integrated solutions for highly specialized facilities in the fields of medical research, sustainable manufacturing, nanoscience, biotechnology, semiconductor and data centers. Our services also include implementation of operational environments and providing cybersecurity assessments, network architecture development and construction management for their operational environments. Our clients include life sciences and pharmaceutical, specialty manufacturing, microelectronics and data intensive industries.

In addition to each of the industry sectors that we serve, we deploy solutions to the world’s most complex projects and major programs that span across all markets, such as the London 2012 Olympic and Paralympic Games, the Dubai Expo, and LaGuardia Airport Redevelopment.
Applying internally developed technology
A strong foundation of data-rich innovative solutions is woven into every project that we deliver. These solutions employ an array of technical expertise to enable the most efficient, effective and predictable solutions for our customers, such as our proprietary technology software. Examples of these technologies include:

•	TrackRecord is a workflow automation and compliance management platform for the delivery of major projects.

•	AquaDNA is a wastewater asset management platform that lowers operation and maintenance costs and facilitates a move from reactive to proactive maintenance.

•
Travel Service Optimisation (TSO) is Jacobs' travel sharing solution for Special Education needs children which centers on the children’s ability to travel together rather than focusing on their disability.

•	SafetyWeb is a site hazard management and compliance tool.

•	ProjectMapper is a web based geospatial mapping and project visualization software platform.

•
Flood Modeller provides proactive decision-making to help manage our environment and the challenges associated with flood risk. It is suitable for a wide range of engineering and environmental applications, from calculating simple backwater profiles to modeling entire catchments to mapping potential flood risk for entire countries.

•	Replica™ is Jacobs’ digital twin solution software platform and consists of the following capabilities:
Replica Parametric Design™ (formerly CPES™) provides outputs on construction quantities and costs, life cycle quantities and costs, and estimates of environmental impacts. Rapid process design in Replica Process and the resulting development of the Replica Parametric Designs allows for thorough alternatives analysis and enhanced team communication.
Replica Preview™ is used for early stage visualization of facility designs. This software rapidly creates scaled three-dimensional designs, which can be placed on Google Earth®. Rapid design development in Replica Parametric Design and visualization with Replica Preview allows for informed analysis of many alternatives and sound decision-making.
Replica Systems Analysis™ (formerly Voyage™) is a very flexible platform that can simulate resource systems dynamically, over time. Examples of modeled systems include water resources, energy, solid waste and traffic. The ability to connect complex systems together in a single interface that is visually intuitive leads to informed team collaboration and creative solutions.
Replica Process™ allows Jacobs' world-renowned expertise in water treatment to be simulated both statically and dynamically over time in Replica Process™ software. Much of the process predictive capabilities in Replica Process are founded on the Jacobs' Pro2D2™ and Source™ software. Informed decisions are founded on the ability of Replica Process to provide details on system performance among many alternatives, very quickly.
Replica Hydraulics™ was designed to simulate all pressurized and gravity flow hydraulics of a system, simultaneously. Replica’s hydraulic blocks were built on accepted engineering practice equations and have been successfully verified on hundreds of projects. The Replica Hydraulics library is the foundation for complete, dynamic water system analysis and can be used exclusively for hydraulic analysis of a system or in conjunction with Replica Process, Replica Controls and/or Replica Air.
Replica Controls™ allows for dynamic simulation of system instrumentation such as flow meters, indicator transmitters, limit switches and stream analyzers as well as the logic objects including PID controllers, sequencers, units controller and alarms. The software's controls capabilities and functionality align with industry design standards and its ability to predict full scale performance is unmatched due to the connectivity with Replica Hydraulics.
Replica Air™ simulates all aspects of compressible fluid (e.g. air) supply system including pipes, valves, diffusers and blowers. The ability to couple Replica Air with Replica Controls in a single simulation allows for the development of unique and robust designs that reduce energy use and life cycle costs.

Energy, Chemicals and Resources (ECR)
ECR Disposition
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources (ECR) business to Worley Limited, a company incorporated in Australia (Worley), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the ECR sale).
As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the disposal group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our non-current assets and liabilities of the Disposal Group are reflected as held-for-sale in the Consolidated Balance Sheet as of September 28, 2018. Further, as of the year ended September 27, 2019, a portion of the ECR business remains held by Jacobs as described above and continues to be classified as held for sale for the year ended September 27, 2019 in accordance with U.S. GAAP. For further discussion see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
Prior to the sale, the ECR business served the energy, chemicals and resources sectors, including upstream, midstream and downstream oil, gas, refining, chemicals and mining and minerals industries. The ECR business provided integrated delivery of complex projects for our Oil and Gas, Refining, and Petrochemicals clients. Bridging the upstream, midstream and downstream industries, ECR's services encompassed consulting, engineering, procurement, construction, maintenance and project management.
Significant Customers
The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last three fiscal years:

2019	2018	2017
27%	32%	30%
Given the percentage of total revenue derived directly from the U.S. federal government, the loss of U.S. federal government agencies as customers would have a material adverse effect on the Company. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. Approximately 71% of revenue derived directly from the U.S. federal government is in the CMS segment. For more information on risks relating to our government contracts, see Item 1A - Risk Factors.
Financial Information About Geographic Areas
Selected financial information regarding the geographic areas in which we operate is included in Note 19 - Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference. For fiscal 2019, approximately 29% of our revenues were earned from clients outside the United States. Our international operations are subject to a variety of risks, which are described under Item 1A - Risk Factors below.
Contracts
While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into two broad categories: cost-reimbursable and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last three fiscal years:

	2019	2018	2017
Cost-reimbursable	76%	74%	76%
Fixed-price	24%	26%	24%

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
Fixed-Price Contracts
Fixed-price contracts include both “lump sum bid” contracts and “negotiated fixed-price” contracts. Under lump sum bid contracts, we typically bid against competitors based on client-furnished specifications. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications received, problems with new technologies, and economic and other changes that may occur over the contract period. Additionally, it is not unusual for lump sum bid contracts to lead to an adversarial relationship with clients, which is contrary to our relationship-based business model. Accordingly, lump sum bid contracts are not our preferred form of contract. In contrast, under a negotiated fixed-price contract, we are selected as the contractor first and then we negotiate a price with our client. Negotiated fixed-price contracts frequently exist in single-responsibility arrangements where we perform some portion of the work before negotiating the total price of the project. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to us in our services contracts as well as construction. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than other types of contracts. The Company carefully manages the risk inherent in these types of contracts.  In recent years, most of our fixed-price work has been either negotiated fixed-price contracts or lump sum bid contracts for design and/or project services, rather than turnkey construction.
Competition
We compete with a large number of companies across the world including technology consulting, federal IT services, aerospace, defense and engineering firms. Typically, no single company or companies dominate the markets in which we provide services and in many cases we partner with our competitors or other companies to jointly pursue projects. AECOM, Booz Allen, CACI, KBR, Leidos, Parsons, SAIC, General Dynamics and Northrop Grumman are some of our competitors. We compete based on the following factors, among others: technical capabilities, reputation for quality, price of services, safety record, availability of qualified personnel, and ability to timely perform work and contract terms.
Employees
At September 27, 2019, we had approximately 48,000 full-time, staff employees (including contract staff). Additionally, as of September 27, 2019, there were approximately 4,000 persons employed in the field on a project basis. The number of field employees varies in relation to the number and size of the maintenance and construction projects in progress at any particular time.
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
The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Company
Steven J. Demetriou	61	Chair and Chief Executive Officer	2015
Kevin C. Berryman	60	Executive Vice President and Chief Financial Officer	2014
Dawne S. Hickton	62	Executive Vice President, Chief Operating Officer and President, Critical Mission Solutions	2019
Robert V. Pragada	51	Executive Vice President, Chief Operating Officer and President, People & Places Solutions	2016
Joanne E. Caruso	59	Executive Vice President, Chief Legal and Administration Officer	2012
William B. Allen, Jr.	55	Senior Vice President and Chief Accounting Officer	2016
Michael R. Tyler	63	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	2013
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
Ms. Hickton joined the Company as Chief Operating Officer and President of Critical Mission Solutions in 2019. Prior to this role, Ms. Hickton served as a member of the Board of Directors of the Company and was previously the Vice Chair and Chief Executive Officer for eight years at RTI International Metals, Inc., a global supplier of advanced titanium products and services in commercial aerospace, defense, propulsion, medical device and energy markets.
Mr. Pragada rejoined the Company in February 2016 after serving as President and Chief Executive Officer of The Brock Group since August 2014. From March 2006 to August 2014 Mr. Pragada served in executive and senior leadership capacities with the Company.
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
Additional Information
Jacobs was founded in 1947 and incorporated as a Delaware corporation in 1987. We are headquartered in Dallas, Texas, USA. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, D.C. 20549. In order to obtain information about the operation of the Public Reference Room, a person may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is http://www.sec.gov. You may also read and download the various reports we file with, or furnish to, the SEC free of charge from our website at www.jacobs.com.

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
Project sites are inherently dangerous workplaces. If we, the owner, or others working at the project site fail to maintain safe work sites, we can be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities.
Project sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes and highly regulated materials, in a challenging environment and often in geographically remote locations. If we, or others working at such sites, fail to implement such procedures or if the procedures we implement are ineffective, or if others working at the site fail to implement and follow appropriate safety procedures, our employees and others may become injured, disabled or even lose their lives, the completion or commencement of our projects may be delayed and we may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients and raise our operating and insurance costs. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition and results of operations.
In addition, our projects can involve the handling of hazardous and other highly regulated materials, which, if improperly handled or disposed of, could subject us to civil and/or criminal liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional groups whose primary purpose is to ensure we implement effective health, safety and environmental (“HSE”) work procedures throughout our organization, including project sites and maintenance sites, the failure to comply with such regulations could subject us to liability. In addition, despite the work of our functional groups, we cannot guarantee the safety of our personnel or that there will be no damage to or loss of our work, equipment or supplies.
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
We face intense competition to provide technical, professional and construction management services to clients. The markets we serve are highly competitive and we compete against a large number of regional, national and multinational companies. The extent and type of our competition varies by industry, geographic area and project type.
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
For fiscal 2019, approximately 24% of our revenues were earned under fixed-price contracts. Both fixed-price and many cost reimbursable contracts require us to estimate the total cost of the project in advance of our performance. For fixed-price contracts, we may benefit from any cost-savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed-price contracts are established in part on partial or incomplete designs, cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing and availability of labor, equipment and materials and other exigencies. If the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform, or changes in general economic conditions, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition and results of operations.
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
A few clients have in the past and may in the future account for a significant portion of our revenue and/or backlog in any one year or over a period of several consecutive years. For example, in fiscal 2019, 2018 and 2017, approximately 27%, 32% and 30%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay or cancel their contracts at any time. Our loss of or a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.
The contracts in our backlog may be adjusted, canceled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of our future gross margins.
Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of the end of fiscal 2019, our backlog totaled approximately $22.6 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client, including our U.S. government work. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being canceled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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
Our government clients may reduce the scope of or terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. Since government contracts represent a significant percentage of our revenues (for example, those with the U.S. federal government represented approximately 27% of our total revenue in fiscal 2019), a significant reduction in government funding or the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations.
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

If we violate a rule or regulation, fail to comply with a contractual or other requirement or do not satisfy an audit, a variety of penalties can be imposed on us including monetary damages and criminal and civil penalties. For example, in so-called “qui tam” actions brought by individuals or the government under the U.S. Federal False Claims Act or under similar state and local laws, treble damages can be awarded. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. The occurrence of any of these actions could have a material adverse impact on our business, financial condition and results of operations.
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
We are a party to claims and litigation in the normal course of business, including litigation inherited through acquisitions. Since we engage in engineering and construction activities for large facilities and projects where design, construction or systems failures can result in substantial injury or damage to employees or others, we are exposed to substantial claims and litigation and investigations if there is a failure at any such facility or project. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution and environmental damage and be brought by our clients or third parties, such as those who use or reside near our clients’ projects. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of our contracts with clients, subcontractors and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while clients and subcontractors may agree to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.
With a workforce of approximately 52,000 people globally, we are also party to labor and employment claims in the normal course of business. Such claims could relate to allegations of harassment and discrimination, pay equity, denial of benefits, wage and hour violations, whistleblower protections, concerted protected activity, and other employment protections, and may be pursued on an individual or class action basis depending on applicable laws and regulations. Some of such claims may be insurable, while other such claims may not.
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
For fiscal 2019, approximately 29% of our revenue was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:

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
In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, ransomware, phishing, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to and disclosure of our and our clients’ proprietary or classified information. In addition, such tactics may also seek to cause payments due to or from the Company to be misdirected to fraudulent accounts, which may not be recoverable by the Company.
While we have security measures and technology in place to protect our and our clients’ proprietary or classified information, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our or our clients’ information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.
In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation and the California Consumer Privacy Act, pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.
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
Our technology and intellectual property provide us, in certain instances, with a competitive advantage. Although we protect our property through registration, licensing, contractual arrangements, security controls and similar mechanisms, we may not be able to successfully preserve our rights and they could be invalidated, circumvented, challenged or become obsolete. Trade secrets are generally difficult to protect. Our employees and contractors are subject to confidentiality obligations, but this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or infringement of our intellectual property. In addition, the laws of some foreign countries in which we operate do not protect intellectual property rights to the same extent as the U.S. If we are unable to protect and maintain our intellectual property rights or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could be reduced. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert leadership’s attention away from other aspects of our business.
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
If we do not have adequate indemnification for our nuclear services, it could adversely affect our business, financial condition and results of operations.
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
We offer similar services in other jurisdictions outside the U.S. For those jurisdictions, varying levels of nuclear liability protection is provided by international treaties, and/or domestic laws, such as the Nuclear Liability and Compensation Act of Canada and the Nuclear Installations Act of the United Kingdom, insurance and/or assets of the nuclear installation operators (some of which are backed by governments) as well as under appropriate enforceable contractual indemnifications and hold-harmless provisions. These protections and indemnifications, however, may not cover all of our liability that could arise in the performance of these services. To the extent the PAA or other protections and indemnifications do not apply to our services, the cost of losses associated with liability not covered by the available protections and indemnifications, or by virtue of our loss of business because of these added costs could have a material adverse impact on our business, financial condition and results of operations.
Our actual results could differ from the estimates and assumptions used to prepare our financial statements.
In preparing our financial statements, our leadership is required under U.S. GAAP to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. Areas requiring significant estimates by our leadership include:

•	Recognition of contract revenue, costs, profit or losses in applying the principles of percentage of completion accounting;

•	Estimated amounts for expected project losses, warranty costs, contract close-out or other costs;

•	Recognition of recoveries under contract change orders or claims;

•	Collectability of billed and unbilled accounts receivable and the need and amount of any allowance for doubtful accounts;

•	Estimates of other liabilities, including litigation and insurance revenues/reserves and reserves necessary for self-insured risks;

•	Accruals for estimated liabilities, including litigation reserves;

•	Valuation of assets acquired, and liabilities, goodwill, and intangible assets assumed, in acquisitions and ongoing assessment of impairment;

•	Valuation of stock-based compensation;

•	The determination of liabilities under pension and other post-retirement benefit programs;

•	Income tax provisions and related valuation allowances; and

•	Valuation of investment in Worley stock.
Our actual business and financial results could differ from our estimates of such results, which could have a material adverse impact on our financial condition and results of operations.

An impairment charge on our goodwill could have a material adverse impact on our financial position and results of operations.
Because we have grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. As of September 27, 2019, we had $5.43 billion of goodwill, representing 47.4% of our total assets of $11.46 billion. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fourth quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities and other factors.
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
We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of September 27, 2019 and September 28, 2018, our defined benefit pension and post-retirement benefit plans were underfunded by $399.8 million and $339.3 million, respectively. See Note 12- Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors. If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

Negotiations with labor unions and possible work actions could disrupt operations and increase labor costs and operating expenses.
A certain portion of our work force has entered into collective bargaining agreements which on occasion may require renegotiation. The outcome of future negotiations relating to union representation or collective bargaining agreements may not be favorable to the Company in that they may increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could have a material adverse impact on our business, financial condition and results of operations.
Demand for our services is cyclical as the sectors and industries in which our clients operate are impacted by economic downturns, reductions in government or private spending and times of political uncertainty.
We provide full spectrum technical and professional solutions to clients operating in a number of sectors and industries, including programs for various national governments, including the U.S. federal government; aerospace; automotive; pharmaceuticals and biotechnology; infrastructure; environmental and nuclear; buildings; smart cities; power; water; transportation; telecom and other general industrial and consumer businesses and sectors. These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending, particularly during periods of economic or political uncertainty.
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
We rely on cash provided by operations and liquidity under our credit facilities to fund our business. Negative conditions in the credit and financial markets and delays in receiving client payments could adversely affect our cost of borrowing and our business.
Although we finance much of our operations using cash provided by operations, at times we depend on the availability of credit to grow our business and to help fund business acquisitions. We are currently a borrower under several credit facilities. These facilities all contain customary covenants restricting, among other things, our ability to incur certain liens and indebtedness. We are also subject to certain financial covenants, including maintenance of a maximum consolidated leverage ratio. A breach of any covenant or our inability to comply with the required financial ratios could result in a default under one or more of our credit facilities and limit our ability to do further borrowing. Instability in the credit markets in the U.S. or abroad could cause the availability of credit to be relatively difficult or expensive to obtain at competitive rates, on commercially reasonable terms or in sufficient amounts. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to us, or at all. We may also enter into business acquisition agreements that require us to access credit, which if not available at the closing of the acquisition could result in a breach of the acquisition agreement and a resulting claim for damages by the sellers of such business. In addition, market conditions could negatively impact our clients’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse impact on our business, financial condition, and results of operations.
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
In line with industry practice, we are often required to provide performance or payment bonds or letters of credit to our customers. These instruments indemnify the customer should we fail to perform our obligations under the contract. If a bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate bond or letter of credit, we cannot pursue that project. Historically, we have had adequate bonding and letter of credit capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion and the issuance of a letter of credit is based on the Company's credit-worthiness. Because of an overall lack of worldwide bonding capacity, we may find it difficult to find sureties who will provide required levels of bonding or such bonding may only be available at significant additional cost. There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our existing credit facilities. Our inability to obtain adequate bonding and, as a result, to bid on new contracts that require such bonding or letter of credit could have a material adverse impact on our business, financial condition and results of operations.
Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 76% during fiscal 2019), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition and results of operations.
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
The success of our business is dependent upon our ability to hire, retain and utilize qualified personnel, including engineers, architects, designers, craft personnel and corporate leadership professionals who have the required experience and expertise at a reasonable cost. The market for these and other personnel is competitive. From time to time, it may be difficult to attract and retain qualified individuals with the expertise, and in the timeframe, demanded by our clients, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. Furthermore, some of our personnel hold government granted clearance that may be required to obtain government projects. If we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, qualified technical and leadership personnel could limit our ability to successfully complete existing projects and compete for new projects.
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
The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. For example, the uncertainty of contract award timing can present difficulties in matching our workforce size with our contracts. If an expected contract award is delayed or not received, we could incur costs resulting from excess staff, reductions in staff, or redundancy of facilities that could have a material adverse impact on our business, financial condition and results of operations.
Our business strategy relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.
Our business strategy involves growth through, among other things, the acquisition of other companies. Acquiring companies, including CH2M HILL Companies, Ltd., which we acquired in December 2017 and KeyW, which we acquired in June 2019, presents a number of risks, including:

•	Assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition was negotiated;

•	Failure of the acquired business to comply with U.S. federal, state, local and foreign laws and regulations and/or contractual requirements with government clients;

•	Valuation methodologies may not accurately capture the value of the acquired business;

•	Failure to realize anticipated benefits, such as cost savings, synergies, business opportunities and growth opportunities;

•	The loss of key customers or suppliers, including as a result of any actual or perceived conflicts of interest;

•	Difficulties or delays in obtaining regulatory approvals, licenses and permits;

•	Difficulties relating to combining previously separate entities into a single, integrated, and efficient business;

•	The effects of diverting leadership’s attention from day-to-day operations to matters involving the integration of acquired companies;

•	Potentially substantial transaction costs associated with business combinations;

•	Potential impairment resulting from the overpayment for an acquisition or post-acquisition deterioration in an acquired business;

•	Difficulties relating to assimilating the leadership, personnel, benefits, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;

•	Difficulties retaining key personnel of an acquired business;

•	Increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;

•	Difficulties in applying and integrating our system of internal controls to an acquired business;

•	Increased financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	The potential requirement for additional equity or debt financing, which may not be available, or if available, may not have favorable terms; and

•	The risks discussed in this Item 1A. Risk Factors that may relate to the activities of the acquired business prior to the acquisition.
While we may obtain indemnification rights from the sellers of acquired businesses and/or insurance that could mitigate certain of these risks, such rights may be difficult to enforce, the losses may exceed any dedicated escrow funds and the indemnitors may not have the ability to financially support the indemnity, or the insurance coverage may be unavailable or insufficient to cover all losses.
If our leadership is unable to successfully integrate acquired companies or implement our growth strategy, our operating results could be harmed. In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of an acquisition, including the synergies, cost savings, or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Moreover, we cannot assure that we will continue to successfully expand or that growth or expansion will result in profitability.
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
Acquisitions and divestitures create various business risks and uncertainties during the pendency of the transaction.
Consummation of any merger or divestiture is subject to the satisfaction of customary conditions, including one or more of the following: (i) due diligence and its associated time and cost commitments, (ii) board and shareholder approval, (iii) regulatory approvals, (iv) the absence of any legal restraint that would prevent the consummation of the transaction, (v) the absence of material adverse conditions which can prevent the consummation of the transaction, and (vi) compliance with covenants and the accuracy of representations and warranties contained in the transaction agreement, among others. One or more of these conditions may not be fulfilled and, accordingly, the transaction may not be consummated or may be significantly delayed. In such case, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of our common stock may decline, particularly to the extent that the market price reflects a market assumption that the transaction will be consummated or will be consummated within a particular timeframe.
Furthermore, most transactions require the Company to incur substantial expense associated with closing and if the transaction is not consummated, we will incur these expenses without realizing the expected benefits. The pursuit of the transaction will also require management attention and use of internal resources that would otherwise be focused on general business operations. In addition, customers’ uncertainty about the effect of the transaction may have an adverse effect on the ability to win customer contracts, or could cause existing clients to seek to change existing business relationships. Employee morale due to the uncertainties associated with the transaction could also be negatively affected. Any of the foregoing, or other risks arising in connection with a failure or delay in consummating a transaction, including the diversion of management attention or loss of other opportunities during the pendency of the transaction, could have a material adverse effect on our business, financial condition and results of operations.
In the event we issue stock as consideration for certain acquisitions we may make, we could dilute share ownership, and if we receive stock in connection with a divestiture, the value of stock is subject to fluctuation.
One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. If we issue additional equity securities, such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages in the Company.

In addition, if we receive stock or other equity securities in connection with a sale or divestiture of a business, the value of such stock will fluctuate and/or be subject to trading restrictions. Stock price changes may result from, among other things, changes in the business, operations or prospects of the issuer prior to or following the transaction, litigation or regulatory considerations, general business, market, industry or economic conditions, the ability to sell all or a portion of the stock based on current market conditions, and other factors both within and beyond the control of the Company. In addition, if the stock received is valued in a currency other than U.S. dollars, the value of such stock will also fluctuate based on foreign currency rates. For example, in connection with the ECR sale, the Company received 58.2 million ordinary shares of Worley as a portion of the purchase price. Approximately 51.3 million of such shares are subject to a lock-up period that expires in December 2019. The value of such shares will fluctuate based on the trading price of the Worley shares on the Australian Securities Exchange and the exchange rate of the Australian dollar.
We may be held liable to Worley under the ECR sale agreement if we fail to perform certain services under the transition services agreement, and the performance of such services may negatively impact our business and operations.
We have entered into a transition services agreement ("TSA") with Worley in connection with the sale of our ECR business pursuant to which we will provide Worley, on an interim, transitional basis, various services, including, but not limited to, executive consultation services, employee benefits administration, human resources and payroll services, tax services, financial and accounting services, information technology services, regulatory services, project management services for certain client contracts, general administrative services and other support services. If we do not satisfactorily perform our obligations under the agreement, we may be required to re-perform such services at no additional cost. In addition, during the transition services period, our leadership and employees may be required to divert their attention away from our business in order to provide services to Worley, which could adversely affect our business.
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
Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Armenia; Australia; Canada; China; Egypt; France; Germany; Greenland; Hong Kong; India; Indonesia; Ireland; Italy; Kazakhstan; Korea (Republic of); Malaysia; The Netherlands; New Zealand; The Philippines; Poland; Qatar; Romania; Saudi Arabia; Singapore; Sweden; Switzerland; Taiwan (Province of China); Thailand; United Arab Emirates; United Kingdom and Vietnam. We also lease smaller offices located in certain other countries. Such space is used for operations (providing technical, professional, and other home office services), sales and administration. The total amount of space used by us for all of our operations is approximately 7.1 million square feet.

Item 3.	LEGAL PROCEEDINGS

The information required by this Item 3 is included in Note 17 — Contractual Guarantees, Litigation, Investigations and Insurance of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURE
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. Under the Mine Act, an independent contractor that performs services or construction of a mine is included within the definition of a mining operator. Although Jacobs no longer performs services or construction of mines due to the sale of ECR, during the prior periods presented within, the Company did perform such services from time to time prior to the sale of ECR. We do not act as the owner of any mines.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Jacobs’ common stock is listed on the NYSE and trades under the symbol JEC. Beginning on December 10, 2019 Jacobs' common stock will trade on the NYSE under the symbol J. We provided to the NYSE, without qualification, the required annual certification of our Chief Executive Officer regarding compliance with the NYSE’s corporate governance listing standards. The following table sets forth the low and high sales prices of a share of our common stock during each of the fiscal quarters presented, based on the NYSE Composite Price History:

	Low Sales Price	High Sales Price
Fiscal 2019:
First quarter	$55.24	$80.92
Second quarter	$57.30	$75.19
Third quarter	$73.87	$84.39
Fourth quarter	$79.67	$93.55
Fiscal 2018:
First quarter	$57.21	$69.35
Second quarter	$55.42	$72.18
Third quarter	$55.21	$66.72
Fourth quarter	$62.79	$77.91
Shareholders
According to the records of our transfer agent, there were 3,437 shareholders of record as of November 11, 2019.
Share Repurchases
On July 23, 2015, the Board of Directors approved a program to repurchase up to $500.0 million of the Company’s common stock, to expire on July 31, 2018. On July 19, 2018, the Company's Board of Directors authorized the continuation of this share repurchase program for an additional three years, to expire on July 31, 2021. As of September 27, 2019, no authorized amounts remain outstanding under this program. The following table summarizes the activity under this program during fiscal 2019:

Amount Authorized	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$500,000,000	$61.74	4,005,007	4,005,007

(1)	Includes commissions paid and calculated at the average price per share.
On January 17, 2019, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022. On February 19, 2019, the Company launched accelerated share repurchase programs by advancing $250 million to two financial institutions in privately negotiated transactions (collectively, the "First 2019 ASR Program"). The specific number of shares that the Company repurchased under the First 2019 ASR Program was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed on June 5, 2019. The purchase was recorded as a share retirement for purposes of calculating earnings per share.
On August 21, 2019, the Company launched a second accelerated share repurchase program by advancing $250 million to a financial institution in a privately negotiated transaction (the "Second 2019 ASR Program"). The specific number of shares that the Company ultimately will repurchase under the Second 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than December 2019. The purchase will be recorded as a share retirement for purposes of calculating earnings per share.
Subsequent to the launch of the First 2019 ASR Program, the Second 2019 ASR Program and other share repurchases, the Company has $393.7 million remaining under its $1.0 billion share repurchase authorization. The following table summarizes the activity under this program during fiscal 2019:

Amount Authorized	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$86.43	7,014,633	7,014,633

(1)	Includes commissions paid and calculated at the average price per share since the repurchase program authorization date.
Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to a Rule 10b5-1 plan or otherwise. The share repurchase program does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing and amount of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.
Dividends
On September 19, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share of the Company’s common stock which was paid on November 1, 2019, to shareholders of record on the close of business on October 4, 2019. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through September 27, 2019 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
July 11, 2019	July 26, 2019	August 23, 2019	$0.17
May 2, 2019	May 17, 2019	June 14, 2019	$0.17
January 17, 2019	February 15, 2019	March 15, 2019	$0.17
September 11, 2018	September 28, 2018	October 26, 2018	$0.15
July 19, 2018	August 3, 2018	August 31, 2018	$0.15
May 3, 2018	May 18, 2018	June 15, 2018	$0.15
January 18, 2018	February 16, 2018	March 16, 2018	$0.15
September 27, 2017	October 13, 2017	November 10, 2017	$0.15
Unregistered Sales of Equity Securities.
None.
Performance Graph
The following graph and table shows the changes over the five-year period ended September 27, 2019 in the value of $100 as of the close of market on September 30, 2014 in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Stock Index, (3) the Dow Jones US Heavy Construction Group Index (the "Dow Construction Index") and (4) the Standard & Poor's 1500 IT Consulting & Other Services Index.
In the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2018, the Company utilized the Dow Construction Index as the third index for the performance graph included in that Annual Report. As a result of the divestiture of the Company’s ECR business and the Company’s strategic shift toward being a more technology focused solutions company, the Company believes that comparisons to the Standard & Poor's 1500 IT Consulting & Other Services Index are more representative of the performance of the Company’s core business than comparisons to the Dow Construction Index. As required by SEC regulations, the performance graph below also includes the Dow Construction Index, but this index will not be included in future filings.

The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

	2014	2015	2016	2017	2018	2019
Jacobs Engineering Group Inc.	100.00	76.67	105.94	120.35	159.82	192.44
S&P 500	100.00	99.39	114.72	136.07	160.44	167.27
Dow Jones US Heavy Construction	100.00	74.27	84.25	91.06	97.75	96.03
S&P 1500 IT Consulting & Other Services	100.00	94.66	105.86	116.50	136.93	134.60

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. On April 26, 2019, Jacobs completed the sale of its ECR business to Worley. As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented, except for fiscal 2015. The ECR business is not presented as discontinued operations for fiscal 2015 because such information is not available without unreasonable effort or expense on a basis that is consistent with the selected financial information for the years presented. Additionally, current and non-current assets and liabilities of the Disposal Group are reflected as held-for-sale in the Consolidated Balance Sheet as of September 28, 2018. Further, as of the year ended September 27, 2019, a portion of the ECR business remains held by Jacobs and continues to be classified as held for sale as of fiscal year 2019 in accordance with U.S. GAAP. For further discussion see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements. Dollar amounts are presented in thousands, except for per share information:

	2019 (a)	2018 (b)	2017 (c)	2016 (d)	2015 (e)
Results of Operations:
Revenues	$12,737,868	$10,579,773	$6,330,126	$6,257,478	$12,114,832
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	$290,960	$(4,185)	$170,167	$159,998	$302,971
Financial Position:
Current ratio	1.34 to 1	1.45 to 1	1.56 to 1	1.61 to 1	1.58 to 1
Working capital	$1,038,062	$1,410,891	$1,069,953	$1,081,784	$1,141,512
Current assets	$4,111,768	$4,556,584	$2,996,180	$2,864,470	$3,122,678
Total assets	$11,462,711	$12,645,795	$7,380,859	$7,360,022	$7,785,926
Cash	$631,068	$634,870	$607,821	$507,169	$460,859
Long-term debt	$1,201,245	$2,144,167	$235,000	$385,330	$584,434
Total Jacobs stockholders’ equity	$5,714,691	$5,854,345	$4,428,352	$4,265,276	$4,291,745
Return on average equity	5.03%	(0.08)%	3.91%	3.74%	6.92%
Backlog:	$22,569	$19,955	$13,147	$11,535	$18,807
Per Share Information:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$2.11	$(0.03)	$1.41	$1.33	$2.42
Diluted Net Earnings (Loss) from Continuing Operations Per Share	$2.09	$(0.03)	$1.40	$1.32	$2.40
Stockholders’ equity	$41.05	$42.21	$36.78	$35.26	$34.85
Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	139,206	137,536	120,147	121,483	126,110
Common Shares Outstanding At Year End	132,879	142,218	120,386	120,951	123,153
Cash Dividends Declared Per Common Share	$0.68	$0.60	$0.60	$—	$—

(a)
Includes costs of $243.7 million, or $1.75 per diluted share from continuing operations, related to the Company's restructuring and other initiatives during fiscal 2019. Includes after-tax CH2M transaction costs and adjustments of $2.4 million, after-tax transaction costs associated with the acquisition of KeyW of $9.8 million and after-tax transaction costs associated with the acquisition of John Wood Group's Nuclear Business of $3.9 million, for a total of $0.12 per diluted share from continuing operations. Also includes amortization of intangible assets of $59.0 million, or $0.42 per diluted share from continuing operations and $48.1 million or $0.34 per diluted share from continuing operations in fair value adjustments partly offset by dividend income related to our investment in Worley stock and certain foreign currency revaluations relating to ECR sale proceeds

(b)
Includes costs of $112.8 million, or $0.81 per diluted share from continuing operations, related to the Company's restructuring and other initiatives during fiscal 2018. Also included in fiscal 2018 are after-tax charges of $60.7 million, or $0.44 per diluted share, in professional fees and related costs associated with the CH2M acquisition and pending ECR sale, $259.2 million, or $1.86 per diluted share from continuing operations, in charges related to tax reform and amortization of intangible assets of $51.5 million, or $0.37 per diluted share from continuing operations

(c)
Includes costs of $65.0 million, or $0.54 per diluted share from continuing operations, related to the Company's restructuring and other initiatives during fiscal 2017.  Also included in the fourth quarter of fiscal 2017 are after-tax charges of $10.6 million, or $0.09 per diluted share from continuing operations, respectively, in professional fees and related costs associated with the CH2M acquisition. Also includes amortization of intangible assets of $33.5 million, or $0.28 per diluted share from continuing operations

(d)
Includes costs of $75.2 million, or $0.62 per diluted share from continuing operations, related to the Company's restructuring initiatives during fiscal 2016. Also included in the fourth quarter of fiscal 2016 are (i) a loss on sale of our French subsidiary of $17.1 million or $0.14 per diluted share from continuing operations; and (ii) a non-cash write-off on an equity investment of $10.4 million or $0.09 per diluted share from continuing operations. Also includes amortization of intangible assets of $47.6 million, or $0.28 per diluted share from continuing operations

(e)
Includes costs of $107.9 million, or $0.86 per diluted share, related to the Company's restructuring initiatives during fiscal 2015. Also includes amortization of intangible assets of $49.4 million, or $0.27 per diluted share from continuing operations

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
The consolidated financial statements contained in this report were prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and the financial statements of any business performing long-term professional services, engineering and construction-type contracts requires management to make certain estimates and judgments that affect both the entity’s results of operations and the carrying values of its assets and liabilities. Although our significant accounting policies are described in Note 2 - Significant Accounting Policies of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K, the following discussion is intended to highlight and describe those accounting policies that are especially critical to the preparation of our consolidated financial statements.
Revenue Accounting for Contracts
Engineering, Procurement & Construction Contracts and Service Contracts
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
The Company recognizes revenue using the percentage-of-completion method, based primarily on contract costs incurred to date compared to total estimated contract costs. Estimated contract costs include the Company’s latest estimates using judgments with respect to labor hours and costs, materials, and subcontractor costs. The percentage-of-completion method (an input method) is the most representative depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Subcontractor materials, labor and equipment and, in certain cases, customer-furnished materials and labor and equipment are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (e.g., the company integrates the materials, labor and equipment into the deliverables promised to the customer or is otherwise primarily responsible for fulfillment and acceptability of the materials, labor and/or equipment). The Company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when control is transferred. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Under the typical payment terms of our engineering, procurement and construction contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly) and customer payments on are typically due within 30 to 60 days of billing, depending on the contract.
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
The assets of a joint venture are restricted for use to the obligations of the particular joint venture and are not available for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees which may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. See Note 17- Contractual Guarantees, Litigation, Investigations and Insurance for further discussion.

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
Share-Based Payments
We measure the value of services received from employees and directors in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value is recognized as a non-cash cost on a straight-line basis over the period the individual provides services, which is typically the vesting period of the award with the exception of the value of awards containing an internal performance measure, such as EPS growth and ROIC, which is recognized on a straight-line basis over the vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned.
Accounting for Pension Plans
The accounting for pension plans requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions include discount rates, investment returns and projected salary increases, among others. The actuarial assumptions used in determining the funded statuses of the plans are provided in Note 12 - Pension and Other Postretirement Benefit Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
The expected rates of return on plan assets range from 2.3% to 7.5% for fiscal 2019 and fiscal 2020. We believe the range of rates selected for fiscal 2019 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities remained consistent year over year with a range of 1.3% to 8.1% in both fiscal 2018 and 2019. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.
Changes in the actuarial assumptions often have a material effect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at September 27, 2019 was higher by 0.5%, the PBO would have been lower at that date by approximately $197.6 million for non-U.S. plans, and by approximately $22.5 million for U.S. plans. If the expected return on plan assets was higher by 1.0%, the net periodic pension cost for fiscal 2019 would be lower by approximately $19.0 million for non-U.S. plans, and by approximately $3.6 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the fairness of the actuarial assumptions used.

Contractual Guarantees, Litigation, Investigations, and Insurance
In the normal course of business, we make contractual commitments, some of which are supported by separate guarantees; and on occasion we are a party in a litigation or arbitration proceeding. The litigation in which we are involved primarily includes personal injury claims, professional liability claims, and breach of contract claims. Where we provide a separate guarantee, it is strictly in support of the underlying contractual commitment. Guarantees take various forms including surety bonds required by law, or standby letters of credit ("LOC") (also referred to as “bank guarantees”) or corporate guarantees given to induce a party to enter into a contract with a subsidiary. Standby LOCs are also used as security for advance payments or in various other transactions. The guarantees have various expiration dates ranging from an arbitrary date to completion of our work (e.g., engineering only) to completion of the overall project. We record in the Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation and insurance claims. Guarantees are accounted for in accordance with ASC 460-10, Guarantees, at fair value at the inception of the guarantee.
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
Our Consolidated Balance Sheets include amounts representing our probable estimated liability relating to such claims, guarantees, litigation, audits, and investigations. Our estimates of probable liabilities require us to make assumptions related to potential losses regarding our determination of amounts considered probable and estimable. We perform an analysis to determine the level of reserves to establish for insurance-related claims that are known and have been asserted against us, as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations. Insurance recoveries are recorded as assets if recovery is probable and estimated liabilities are not reduced by expected insurance recoveries.
The Company believes, after consultation with counsel, that such guarantees, litigation, U.S. government contract-related audits, investigations and claims, and income tax audits and investigations should not have a material adverse effect on our consolidated financial statements, beyond amounts currently accrued.
Testing Goodwill for Possible Impairment
The goodwill carried on our Consolidated Balance Sheets is tested annually for possible impairment, and on an interim basis if indicators of possible impairment exist. For purposes of impairment testing, goodwill is assigned to the applicable reporting units based on the current reporting structure. In performing the annual impairment test, we evaluate our goodwill at the reporting unit level. The Company performs the annual goodwill impairment test for the reporting units at the beginning of the fourth quarter of its fiscal year.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 27, 2019, September 28, 2018 and September 29, 2017
(In thousands, except per share information)

	September 27, 2019	September 28, 2018	September 29, 2017
Revenues	$12,737,868	$10,579,773	$6,330,126
Direct cost of contracts	(10,260,840)	(8,421,223)	(5,070,091)
Gross profit	2,477,028	2,158,550	1,260,035
Selling, general and administrative expenses	(2,072,177)	(1,771,107)	(1,015,893)
Operating Profit	404,851	387,443	244,142
Other Income (Expense):
Interest income	9,487	8,984	8,748
Interest expense	(83,847)	(76,760)	(12,035)
Miscellaneous income (expense), net	20,468	11,314	2,299
Total other (expense) income, net	(53,892)	(56,462)	(988)
Earnings from Continuing Operations Before Taxes	350,959	330,981	243,154
Income Tax Benefit (Expense) for Continuing Operations	(36,954)	(325,632)	(73,103)
Net Earnings of the Group from Continuing Operations	314,005	5,349	170,051
Net Earnings of the Group from Discontinued Operations	559,214	167,793	117,324
Net Earnings of the Group	873,219	173,142	287,375
Net (Earnings) Loss Attributable to Noncontrolling Interests from Continuing Operations	(23,045)	(9,534)	116
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	290,960	(4,185)	170,167
Net (Earnings) Loss Attributable to Noncontrolling Interests from Discontinued Operations	(2,195)	(177)	6,236
Net Earnings Attributable to Jacobs from Discontinued Operations	557,019	167,616	123,560
Net Earnings Attributable to Jacobs	$847,979	$163,431	$293,727
Net Earnings (Loss) Per Share:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$2.11	$(0.03)	$1.41
Basic Net Earnings from Discontinued Operations Per Share	$4.03	$1.21	$1.02
Basic Earnings Per Share	$6.14	$1.18	$2.43

Diluted Net Earnings (Loss) from Continuing Operations Per Share	$2.09	$(0.03)	$1.40
Diluted Net Earnings from Discontinued Operations Per Share	$4.00	$1.21	$1.02
Diluted Earnings Per Share	$6.08	$1.18	$2.42

2019 Overview
Net earnings attributable to Jacobs from continuing operations for fiscal 2019 were $291.0 million (or $2.09 per diluted share), an increase of $295.1 million, or 7,052.4%, from $(4.2) million (or $(0.03) per diluted share) for the corresponding period last year. Included in the Company’s operating results for the current year were $243.7 million (or $1.75 per share) in after tax Restructuring and other charges and $16.1 million in KeyW, CH2M and other transaction costs. Also included in fiscal 2019 net earnings from continuing operations are $64.8 million in fair value losses associated with our investment in Worley stock, partly offset by dividend income from this investment and certain foreign currency revaluations relating to ECR sale proceeds. Our fiscal 2018 results included $112.8 million (or $0.81 per share) in after tax Restructuring and other charges, $60.7 million in CH2M transaction costs and $259.2 million in income tax charges associated with the Tax Cuts and Jobs Act (“the Act”) enacted on December 22, 2017. Income tax expense for continuing operations for fiscal 2019 was $37.0 million, a decrease of $288.7 million, or 88.7%, from $325.6 million due mainly to the impacts from the provisional remeasurement of the deferred tax items and other impacts from U.S. Tax Reform in the prior year.
Net earnings attributable to Jacobs from discontinued operations for fiscal 2019 were $557.0 million (or $4.00 per diluted share), an increase of $389.4 million, or 232.3%, from $167.6 million (or $1.21 per diluted share) for the corresponding period last year. Included in the current year results from discontinued operations is the pre-tax gain on sale of the ECR business of $935.1 million, see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business.
On June 12, 2019, we acquired The KeyW Holding Corporation (“KeyW”), a U.S. based national security solutions provider to the intelligence, cyber, and counterterrorism communities. On December 15, 2017, we acquired CH2M HILL Companies, Ltd ("CH2M"), a provider of international engineering, construction and technical services. On August 20, 2019, Jacobs announced that it had entered into an agreement to acquire John Wood Group's Nuclear business for an enterprise value of £250 million (approx. $300 million) on a debt-free, cash-free basis. The transaction is expected to close by the end of fiscal 2020 second quarter.
Backlog at September 27, 2019 was $22.6 billion, up $2.6 billion, from $20.0 billion for the corresponding period last year. New prospects and new sales remain strong and the Company continues to have a positive outlook for many of the industry groups and sectors in which our clients operate.
Results of Operations
Fiscal 2019 Compared to Fiscal 2018
Revenues for the year ended September 27, 2019 were $12.74 billion, an increase of $2.16 billion, or 20.4%, from $10.58 billion for the corresponding period last year. The increase in revenues was due primarily to the CH2M acquisition included in fiscal 2019 for the full period, the KeyW acquisition included in the current year results since closing in mid-June and growth in our legacy Critical Mission Solutions and People & Places Solutions businesses.
Pass-through costs included in revenues for the year ended September 27, 2019 were $2.54 billion in comparison to $2.25 billion in the prior year. These year-over-year increases are due primarily to impacts from the CH2M acquisition included for the full year 2019. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.
Gross profit for the year ended September 27, 2019 was $2.48 billion, up $0.32 billion, or 14.8%, from $2.16 billion for the corresponding period in 2018. Our gross profit margins were 19.4% and 20.4% for the years ended September 27, 2019 and September 28, 2018, respectively. Revenue mix primarily drove the lower gross profit and margin for the year over year periods.

Selling, general & administrative expenses for the year ended September 27, 2019 were $2.07 billion, an increase of $0.30 billion, or 17.0%, from $1.77 billion for the corresponding period last year. The increase in SG&A expenses is due mainly to incremental SG&A expense from the CH2M and KeyW businesses acquired. Also, included in the current year results were $332.1 million of restructuring and other charges and $18.2 million of transaction costs, as well as higher personnel related costs year over year due in part to costs to service the Transition Services Agreement ("TSA") with Worley. In comparison, the prior year included $150.1 million of restructuring and other charges and $80.4 million of transaction costs.
Net interest expense for the year ended September 27, 2019 was $74.4 million, an increase of $6.6 million from $67.8 million for the corresponding period last year. The increase in net interest expense as compared to the corresponding period last year was due primarily to higher levels of debt outstanding in the current year and our fixed rate notes having been outstanding for the full year of fiscal 2019 and only five months in the prior year.
Miscellaneous income (expense), net for the year ended September 27, 2019 was $20.5 million, an increase of $9.2 million as compared to $11.3 million for the corresponding period last year. The increase was due primarily to the gain on the settlement of the CH2M retiree medical plan of $35.0 million, income from the TSA with Worley of $35.4 million, offset by $64.8 million, net, relating to ECR related fair value adjustments (unrealized losses) and dividend income related to our investment in Worley stock and certain foreign currency revaluations relating to ECR sale proceeds.
Net earnings of the group from discontinued operations was $559.2 million for the year ended September 27, 2019, an increase of $391.4 million from $167.8 million for the corresponding period last year. Included in the current year amount was the pre-tax gain on the sale of the ECR business of $935.1 million, offset in part by a charge for the final settlement of the Nui Phao legal matter. The prior fiscal year included a $21.0 million loss associated with the disposal of the Company's equity investment in its Guimar joint venture.

The Company’s consolidated effective income tax rate is lower than the U.S. statutory rate of 21.0% primarily due to a $29.1 million benefit from foreign valuation allowance releases in the current year, $15.7 million of foreign tax and other credits generated in the current year and a reduction in the tax contingency reserves of $6.9 million. The decreases in tax expense were offset by a $36.7 million charge from the remeasurement of net deferred tax assets and other miscellaneous U.S. tax reform changes. The following table reconciles total income tax expense on continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense on continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended September 27, 2019 and September 28, 2018 (dollars in thousands):

	For the Years Ended
	September 27, 2019%		September 28, 2018%
Statutory amount	$73,701	21.0%	$81,421	24.6%
State taxes, net of the federal benefit	10,183	2.9%	15,772	4.8%
Exclusion of tax on non-controlling interests	(4,839)	(1.4)%	(2,389)	(0.7)%
Foreign:
Difference in tax rates of foreign operations	1,083	0.3%	2,815	0.9%
Benefit from foreign valuation allowance release	(29,125)	(8.3)%	(5,088)	(1.5)%
Nontaxable income from foreign affiliate	—	—%	—	—%
U.S. tax cost (benefit) of foreign operations	(17,760)	(5.1)%	4,030	1.2%
Tax differential on foreign earnings	(45,802)	(13.1)%	1,757	0.6%
Foreign tax credits	(15,682)	(4.5)%	(21,735)	(6.6)%
Tax reform	36,674	10.4%	155,756	47.1%
Valuation allowance	(207)	(0.1)%	104,221	31.5%
Uncertain tax positions	(6,883)	(2.0)%	(1,402)	(0.4)%
Other items:
IRS §179D deduction	(2,957)	(0.8)%	(4,557)	(1.4)%
IRS §199D deduction	—	—	—	—%
Disallowed officer compensation	5,568	1.6%	1,510	0.5%
Stock compensation	(7,864)	(2.2)%	(2,158)	(0.7)%
Foreign partnership income/(loss)	—	—%	(3,678)	(1.1)%
Other items – net	(4,938)	(1.4)%	1,114	0.3%
Total other items	(10,191)	(2.8)%	(7,769)	(2.4)%
Taxes on income from continuing operations	$36,954	10.5%	$325,632	98.4%
The Company’s consolidated effective income tax rate for the year ended September 27, 2019 decreased to 10.5% from 98.4% for fiscal 2018. Key drivers for this year over year decrease in the effective tax rate include a reduction of $119.1 million associated with remeasurement of U.S. deferred tax items due to tax reform and a decrease in the amount charged for valuation allowance related to foreign tax credits of $104.4 million.
Fiscal 2018 Compared to Fiscal 2017
Revenues for the year ended September 28, 2018, were $10.58 billion, an increase of $4.25 billion, or 67.1%, from $6.33 billion for the corresponding period in 2017. The increase in revenues was due primarily to the CH2M acquisition, along with higher volumes in our legacy CMS and PPS businesses.
Pass-through costs included in revenues for the year ended September 28, 2018 were $2.25 billion in comparison to $1.50 billion in the corresponding period in 2017. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.

Gross profit for the year ended September 28, 2018 was $2.16 billion, an increase of $898.5 million, or 71.3% from $1.26 billion for the corresponding period in 2017. Our gross profit margins were 20.4% and 19.9% for the years ended September 28, 2018 and September 29, 2017, respectively. Our continuing strategic focus on realigning our portfolio to higher margin businesses and project execution, along with incremental benefits of the CH2M businesses acquired, drove improved gross profit and margins for the year over year periods.
Selling, general & administrative expenses for the year ended September 28, 2018 were $1.77 billion, an increase of $755.2 million, or 74.3%, from $1.02 billion for the corresponding period in 2017. The increase in SG&A expenses for the comparative annual periods was due mainly to the CH2M acquisition. Also, included in the 2018 results were $150.1 million of restructuring and other charges and $80.4 million of transaction costs compared to $97.5 million of restructuring and other charges and $17.1 million of transaction costs for fiscal 2017.
Net interest expense for the year ended September 28, 2018 was $67.8 million, an increase of $64.5 million from $3.3 million for the corresponding period in 2017. The increase in interest expense for the year ended September 28, 2018 as compared to the corresponding period in 2017 was due primarily to higher levels of average debt balances outstanding related to financing activities for the acquisition of CH2M, which was partially funded with term loan financing of $1.5 billion and revolving credit line borrowings of $850 million.
Miscellaneous income (expense), net for the year ended September 28, 2018 was $11.3 million, an increase as compared to $2.3 million for the corresponding period in 2017. The increases were due primarily to unfavorable year over year impacts from unrealized gains and losses from foreign exchange.
Net earnings of the group from discontinued operations was $167.8 million for the year ended September 28, 2018, an increase of $50.5 million from $117.3 million for the corresponding period in 2017. Included in fiscal 2018 was the $21.0 million loss associated with the disposal of the Company's equity investment in its Guimar joint venture and in fiscal 2017, $10.9 million associated mainly with the Company's divestiture of its equity investment in Neste Jacobs Oy.

The Company’s consolidated effective income tax rate was generally higher than the U.S. statutory rate of 24.6% primarily due to the impacts related to U.S. Tax Reform and the integration of CH2M's tax attributes. The following table reconciles total income tax expense on continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense on continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended September 28, 2018 and September 29, 2017 (dollars in thousands):

	For the Years Ended
	September 28, 2018%		September 29, 2017%
Statutory amount	$81,421	24.6%	$85,104	35.0%
State taxes, net of the federal benefit	15,772	4.8%	6,983	2.9%
Exclusion of tax on non-controlling interests	(2,389)	(0.7)%	2,223	0.9%
Foreign:
Difference in tax rates of foreign operations	2,815	0.9%	(880)	(0.4)%
Benefit from foreign valuation allowance release	(5,088)	(1.5)%	(3,085)	(1.3)%
Nontaxable income from foreign affiliate	—	—%	(1,320)	(0.5)%
U.S. tax cost (benefit) of foreign operations	4,030	1.2%	10,147	4.2%
Tax differential on foreign earnings	1,757	0.6%	4,862	2.0%
Foreign tax credits	(21,735)	(6.6)%	(16,337)	(6.7)%
Tax reform	155,756	47.1%	—	—
Valuation allowance	104,221	31.5%	—	—
Uncertain tax positions	(1,402)	(0.4)%	(5,624)	(2.3)%
Other items:
IRS §179D deduction	(4,557)	(1.4)%	(2,613)	(1.1)%
IRS §199D deduction	—	—%	(1,647)	(0.7)%
Disallowed officer compensation	1,510	0.5%	1,255	0.5%
Stock compensation	(2,158)	(0.7)%	(1,783)	(0.7)%
Foreign partnership income/(loss)	(3,678)	(1.1)%	(725)	(0.3)%
Other items – net	1,114	0.3%	1,405	0.6%
Total other items	(7,769)	(2.4)%	(4,108)	(1.7)%
Taxes on income from continuing operations	$325,632	98.4%	$73,103	30.1%
The Company’s consolidated effective income tax rate for continuing operations for the year ended September 28, 2018 increased to 98.4% from 30.1% for fiscal 2017. Key drivers for this year over year increase include the reduction in the U.S. statutory tax rate in fiscal year 2018 causing a detriment for provisional remeasurement of the deferred tax items in the U.S. of $139.8 million, as well as a charge for valuation allowance related to foreign tax credits of $104.2 million. In addition, there was an increase due to the difference in foreign tax rates compared to the new U.S. statutory rate of $19.8 million. These detriments were partially offset by a $4.5 million benefit related to internal revenue service code section 179D, a nonrecurring benefit of $2.8 million related to tax accounting method changes and a $5.7 million federal hurricane credit.

Segment Financial Information
The following tables present total revenues and segment operating profit for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and Restructuring and other charges and transaction and integration costs (in thousands). Prior period information has been recast to reflect the current period presentation.

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Revenues from External Customers:
Critical Mission Solutions	$4,551,162	$3,725,365	$2,467,501
People & Places Solutions	8,186,706	6,854,408	3,862,625
Total	$12,737,868	$10,579,773	$6,330,126

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Segment Operating Profit:
Critical Mission Solutions (1)	$310,043	$255,718	$197,196
People & Places Solutions (2)	714,394	527,900	265,928
Total Segment Operating Profit	1,024,437	783,618	463,124
Other Corporate Expenses (3)	(264,351)	(161,788)	(110,234)
Restructuring and Other Charges	(337,066)	(153,951)	(91,648)
Transaction Costs	(18,169)	(80,436)	(17,100)
Total U.S. GAAP Operating Profit	404,851	387,443	244,142
Total Other (Expense) Income, net (4)	(53,892)	(56,462)	(988)
Earnings from Continuing Operations Before Taxes	$350,959	$330,981	$243,154

(1)	Includes $15.0 million in charges during the year ended September 28, 2018 associated with a legal matter.

(2)
Includes $25.0 million in charges associated with a certain project for the year ended September 27, 2019. Excludes $23.8 in restructuring and other charges for the year ended September 29, 2017. See Note 9, Restructuring and Other Charges.

(3)
Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amount of $14.8 million, $25.6 million and $29.1 million for the years ended September 27, 2019, September 28, 2018 and September 29, 2017, respectively. Other corporate expenses also include intangibles amortization of $79.1 million, $68.1 million and $46.1 million for the years ended September 27, 2019, September 28, 2018 and September 29, 2017, respectively.

(4)
Includes gain on the settlement of the CH2M retiree medical plans of $35.0 million and the amortization of deferred financing fees related to the CH2M acquisition of $3.2 million and $1.8 million for the years ended September 27, 2019 and September 28, 2018 respectively. Also includes revenues under the Company's TSA agreement with Worley of $35.4 million offset by $64.8 million for fair value adjustments (unrealized losses) and dividend income related to our investment in Worley stock and certain foreign currency revaluations relating to ECR sale proceeds for the year ended September 27, 2019.

In evaluating the Company’s performance by operating segment, the CODM reviews various metrics and statistical data for each Line Of Business ("LOB") but focuses primarily on revenues and operating profit. As discussed above, segment operating profit includes not only local SG&A expenses but the SG&A expenses of the Company’s support groups that have been allocated to the segments. In addition, the Company attributes each LOB’s specific incentive compensation plan costs to the LOBs. The revenues of the People & Places Solutions LOB are more affected by pass-through revenues than the Critical Mission Solutions LOB. The methods for recognizing revenue, incentive fees, project losses and change orders are consistent among the LOBs.

Critical Mission Solutions

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Revenue	$4,551,162	$3,725,365	$2,467,501
Operating Profit	$310,043	$255,718	$197,196
Fiscal 2019 vs. 2018
Critical Mission Solutions (CMS) segment revenues for the year ended September 27, 2019 were $4.55 billion, up $825.8 million, or 22.2%, from $3.73 billion for the corresponding period last year. The increase in revenues were due in large part to nuclear services sector revenue resulting from the CH2M acquisition included for the full year of fiscal 2019 and also incremental revenues from the KeyW acquisition. Also, our CMS revenues were positively impacted by year over year revenue volume growth across the legacy portfolio, highlighted by increased spending by customers in the U.S. government business. Impacts on revenues from unfavorable foreign currency were approximately $29.7 million for fiscal year 2019.
Operating profit for the segment was $310.0 million for the year ended September 27, 2019, up $54.3 million, or 21.2%, from $255.7 million for the corresponding period last year. In addition to incremental operating profit benefits from the CH2M and KeyW acquisitions, the increase from the prior year was primarily attributable to continued growth in profits from our U.S. governmental business. SG&A for the CMS segment increased for fiscal 2019 attributable mainly to incremental SG&A associated with the CH2M and KeyW acquisitions. Fiscal 2018 included charges of $15.0 million associated with a legal matter.
Fiscal 2018 vs. 2017
CMS segment revenues for the year ended September 28, 2018 were $3.73 billion, up $1.26 billion, or 51.0%, from $2.47 billion for the corresponding period in 2017. The increase in revenues were due in large part to nuclear services revenue resulting from the CH2M acquisition. Also, our CMS revenues were positively impacted by year over year revenue volume growth across the legacy portfolio, highlighted by increased spending by customers in the U.S. government business and CMS' nuclear and defense unit in the U.K. Impacts on revenues from favorable foreign currency were approximately $23.8 million for fiscal year 2018.
Operating profit for the CMS segment was $255.7 million for the year ended September 28, 2018, up $58.5 million, or 29.7%, from $197.2 million for the corresponding period in 2017. In addition to incremental operating profit benefits from the CH2M acquisition, the increase from the prior year was primarily attributable to continued growth in profits from our U.S. governmental business sector and improvements in our nuclear and defense unit in the U.K. and fee income with our U.K. joint venture. SG&A for the CMS segment increased for fiscal 2018 attributable mainly to incremental SG&A associated with the CH2M acquisition during the fiscal 2018 and additional charges of $15.0 million associated with a legal matter incurred during fiscal 2018.
People & Places Solutions

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Revenue	$8,186,706	$6,854,408	$3,862,625
Operating Profit	$714,394	$527,900	$265,928
Fiscal 2019 vs. 2018
Revenues for the People & Places Solutions (PPS) segment for the year ended September 27, 2019 were $8.19 billion, up $1.34 billion, or 19.6%, from $6.85 billion for the corresponding period last year. The increase in revenues was due in part to favorable impacts resulting from the CH2M acquisition included for the full year of fiscal 2019 together with revenue increases across all our businesses given the strong investment by customers in Life Sciences, Electronics, Water and Transport Infrastructure sectors. Impacts on revenues from unfavorable foreign currency were approximately $57.8 million for fiscal 2019.

Operating profit for the segment for the year ended September 27, 2019 was $714.4 million, an increase of $186.5 million, or 35.3%, from $527.9 million for the comparative period in 2018. The increase in operating profit was in part due to favorable impacts from the CH2M acquisition, together with positive impacts from the higher year over year revenues for the segment. Included in fiscal 2019 results was a $25.0 million charge associated with a project. SG&A for the PPS segment increased for fiscal 2019, with this increase being attributable mainly to incremental SG&A associated with the CH2M acquisition in December of fiscal 2018.
Fiscal 2018 vs. 2017
Revenues for the PPS segment for the year ended September 28, 2018 were $6.85 billion, an increase of $2.99 billion, or 77.5%, from $3.86 billion for the corresponding period in 2017. The increase in revenues was due in part to favorable impacts from the CH2M acquisition of approximately $2.22 billion together with revenue increases across all our businesses with strong investment in Life Sciences, Electronics, Water and Transport Infrastructure sectors. Impacts on revenues from favorable foreign currency were approximately $59.6 million for fiscal 2018.
Operating profit for the segment for the year ended September 28, 2018 was $527.9 million, up $262.0 million, or 98.5%, compared to $265.9 million for the corresponding period in 2017. The increase in operating profit was in part due to favorable impacts from the CH2M acquisition, together with positive impacts from the higher year over year revenues for the segment. SG&A for the PPS segment increased for fiscal 2018, with this increase being attributable mainly to incremental SG&A associated with the CH2M acquisition in December of fiscal 2018.
Other Corporate Expenses
Other corporate expenses were $264.4 million, $161.8 million and $110.2 million for the years ended September 27, 2019, September 28, 2018 and September 29, 2017. These increases were due primarily to higher professional service fees, personnel related costs, amortization of intangible assets acquired and approximately $70.2 million of year-to-date other current year cost allocation realignments that occurred in the first quarter of fiscal 2019 in conjunction with the CH2M acquisition, partially offset by savings in other corporate expenses, including those associated with the CH2M Restructuring. Prior periods have not been restated for the cost allocation realignments.
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
Restructuring and Other Charges
For discussion regarding restructuring and other charges, see Note 9- Restructuring and Other Charges to the Consolidated Financial Statements.
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
Please refer to Item 1A- Risk Factors, above, for a discussion of other factors that may cause backlog to ultimately convert into revenues at different amounts.
The following table summarizes our backlog for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in millions):

	September 27, 2019	September 28, 2018	September 29, 2017
Critical Mission Solutions	$8,460	$7,130	$5,557
People & Places Solutions	14,109	12,825	7,590
Total	$22,569	$19,955	$13,147
The increase in backlog in Critical Mission Solutions for the years presented were primarily the result of new awards from the U.S. federal government and the KeyW acquisition in fiscal year 2019.
The increase in backlog in People & Places Solutions for the years presented were primarily the result of new awards in Australia and the U.S., in addition to the CH2M acquisition in fiscal 2018.
Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $8.8 billion (or 39.1% of total backlog), $6.8 billion (or 34.1% of total backlog) and $4.6 billion (or 34.9% of total backlog) at September 27, 2019, September 28, 2018 and September 29, 2017, respectively. Most of our federal government contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).
We estimate that approximately $8.66 billion, or 38.4%, of total backlog at September 27, 2019 will be realized as revenues within the next fiscal year.
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
Liquidity and Capital Resources
At September 27, 2019, our principal sources of liquidity consisted of $631.1 million in cash and cash equivalents, $1.94 billion of available borrowing capacity under our $2.25 billion restated revolving credit agreement (the "New Credit Agreement") and cash flows from operating activities. Additional information regarding the New Credit Agreement is set forth in Note 10 - Borrowings in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. We finance much of our operations and growth through cash generated by our operations.
At September 27, 2019, our cash and cash equivalents were $631.1 million, a decrease of $3.8 million from $634.9 million at September 28, 2018. This decrease was due to cash flows provided by investing activities of $2.2 billion and exchange rate effects on cash of $20.8 million, offset by unfavorable cash flows from financing activities of $2.0 billion and cash used for operations of $366.4 million.

Our cash flow used for operations of $366.4 million during fiscal 2019 was comparatively lower than the $481.2 million in cash flow from operations for the corresponding period in fiscal 2018, due primarily to higher uses of cash in working capital (including cash paid for taxes relating to the ECR sale) compared to the previous period, offset in part by higher net earnings after add back of non-cash adjustments (including those related to the ECR sale) compared to the prior period. Also, the current fiscal year included acquisition costs related to KeyW and the prior fiscal year included acquisition costs incurred in connection with the CH2M acquisition.
Our cash provided by investing activities for fiscal 2019 of $2.2 billion was comparatively higher than the $1.6 billion cash used in investing activities for the corresponding period in fiscal 2018. The change is primarily attributable to cash provided by the ECR sale offset slightly by the cash used for the KeyW acquisition in the current year and cash used for the CH2M acquisition in the prior year. Also, additions to property and equipment increased from the comparative period and in the current period we received $64.7 million in proceeds from the sale of a portion of our Worley stock investment.
Our cash used for financing activities of $2.0 billion in fiscal 2019 resulted mainly from net repayments of borrowings of $1.0 billion, primarily related to repayments with cash received from the ECR sale, and common stock repurchases of $853.7 million. Cash provided by financing activities was $1.14 billion for the prior fiscal year, provided mainly from the proceeds on borrowings to fund the CH2M acquisition. Additionally, the Company paid $106.4 million in dividends to shareholders and noncontrolling interests during the current fiscal year, compared to $86.6 million in dividends paid in the prior fiscal year period.
At September 27, 2019, the Company had approximately $224.9 million in cash and cash equivalents held in the U.S. and $406.2 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 15- Income Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $262.2 million in letters of credit outstanding at September 27, 2019. Of this amount, $2.3 million was issued under the New Credit Agreement and $259.9 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On April 26, 2019, Jacobs completed the sale of its ECR business to Worley for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items.
In 2019, the Company repurchased $853.6 million in shares. At the end of fiscal 2019, the Company has $393.7 million remaining under its $1.0 billion share repurchase authorization.
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S. based innovative national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.6 million which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s convertible debt of $22.6 million and first and second lien notes which totaled approximately $275.8 million. Immediately following the effective time of the acquisition, the Company repaid KeyW’s first and second lien notes. In July, the Company repaid KeyW's outstanding convertible debt of $22.6 million. The Company has recorded its preliminary purchase accounting associated with the acquisition, which is summarized in Note 5- Business Combinations.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations. We were in compliance with all of our debt covenants at September 27, 2019.
Contractual Obligations
The following table sets forth certain information about our contractual obligations as of September 27, 2019 (in thousands):

	Payments Due by Fiscal Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$1,403,780	$200,000	$400,000	$303,780	$500,000
Interest (1)	224,119	50,230	63,357	54,011	56,521
Operating leases	1,113,581	190,287	323,469	247,631	352,194
Unfunded portion of defined benefit pension plans (2)	399,822	32,619	69,204	74,852	223,147
Obligations under nonqualified deferred compensation plans (3)	204,635	38,752	82,217	83,666	—
Purchase obligations (4)	3,070,634	2,245,609	825,025	—	—
Total	$6,416,571	$2,757,497	$1,763,272	$763,940	$1,131,862

(1)
Determined based on borrowings outstanding at the end of fiscal 2019 using the interest rates in effect at that time and, for our outstanding long-term debt, concluding with the expiration date of the debt facilities, as defined below.

(2)
Assumes that future contributions will be consistent with amounts contributed in fiscal 2019, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of September 27, 2019. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(3)
Assumes that future payments will be consistent with amounts paid in fiscal 2019. Due to the non-qualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of September 27, 2019.

(4)	Represents those liabilities estimated to be under firm contractual commitments as of September 27, 2019; primarily accounts payable, accrued payroll and accrued dividends.
Effects of Inflation and Changing Prices
The effects of inflation and changing prices on our business is discussed in Item 1A- Risk Factors, and is incorporated herein by reference.
Off-Balance Sheet Arrangements
We are party to financial instruments with off-balance sheet risk in the form of guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off-balance sheet arrangements are not reasonably likely to have a material adverse effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 16- Commitments and Contingencies and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
New Accounting Pronouncements
Lease Accounting
In February 2016, the FASB issued ASU 2016-02 Leases. ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The new guidance currently requires a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 was further clarified and amended within ASU 2017-13, ASU 2018-01, ASU 2018-10 and ASU 2018-11 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. The Company is evaluating the impact of the new guidance on its consolidated financial statements and expects to use the modified retrospective transition approach without adjusting the comparative periods presented and expects a significant increase to the balance sheet in its assets for the lease right of use asset and a significant increase to the balance sheet in its liabilities for the lease obligation.
Other Pronouncements
In the first quarter of fiscal 2019, the Company adopted ASU 2016-01, Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to recognize any changes in fair value in net income unless the investments qualify for a practicability exception. The adoption of ASU 2016-01 in the first quarter did not impact the Company’s financial position, results of operations or cash flows. However, as described in Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business, the Company received ordinary shares of Worley during the third quarter of 2019 which are measured at fair value through net income in accordance with ASU 2016-01.
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
Interest Rate Risk
Please see the Note 10- Borrowings in Notes to Consolidated Financial Statements beginning on Page F-1 of this Annual report on Form 10-K, which is incorporated herein by reference, for a discussion of the New Credit Agreement, Term Loan Facility and Note Purchase Agreement.
Our Term Loan Facility, New Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 27, 2019, we had an aggregate of $703.8 million in outstanding borrowings under our Term Loan Facility and our New Credit Agreement. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Term Loan Facility and New Credit Agreement). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Term Loan Facility bear interest at a Eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5% and borrowings under the New Credit Agreement bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. Additionally, if our consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points.
For the year ended September 27, 2019, our weighted average floating rate borrowings were approximately $1.6 billion. If floating interest rates had increased by 1.00%, our interest expense for the year ended September 27, 2019 would have increased by approximately $16.6 million.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 27, 2019, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were functioning effectively as of the Evaluation Date to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of KeyW that are subsumed by internal control over financial reporting. KeyW accounted for approximately 9% of total assets as of September 27, 2019, and 1% of revenues for the fiscal year ended on September 27, 2019.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting as of the Evaluation Date was effective. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s internal control over financial reporting did not include an assessment of internal control over financial reporting of KeyW. KeyW accounted for approximately 9% of total assets as of September 27, 2019, and 1% of revenues for the fiscal year ended on September 27, 2019.
The Company's independent registered public accounting firm, Ernst & Young LLP, that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of September 27, 2019, as stated in their report included in this Annual Report on Form 10-K.

Remediation of Previously Identified Material Weakness
In the Company's fiscal 2018 Form 10-K, management previously identified the following material weakness as of September 28, 2018: A material weakness related to internal control deficiencies over the accounting for income taxes in connection with a business combination, specifically related to the ineffective design and operating effectiveness of controls over the completeness and accuracy of deferred taxes and the evaluation of the recoverability of deferred taxes associated with the CH2M acquisition. The material weakness did not result in any material misstatements to the Company’s previously issued financial statements, nor in the financial statements included in this Form 10-K.
The Company's management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, took comprehensive actions to remediate the material weakness in internal control over financial reporting, including implementing additional specific enhanced control procedures for the review, analysis and reporting of its deferred income tax accounts, including control procedures relating to the recoverability of deferred taxes associated with acquired businesses in a business combination. The Company has successfully completed the remediation efforts with the completion of the KeyW acquisition. The remediation efforts both addressed the identified material weakness and also enhanced our overall financial control environment.
Changes in Internal Control
Other than the changes resulting from the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The information required by this Item is set forth in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

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
(a) Documents filed as part of this report:

(1)
The Company’s Consolidated Financial Statements at September 27, 2019 and September 28, 2018 and for each of the three years in the period ended September 27, 2019, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

(2)
Financial statement schedules – no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.

(3)	See Exhibit Index below.
(b) Exhibit Index:

2.1
Agreement and Plan of Merger among The KeyW Holding Corporation, Jacobs Engineering Group Inc. and Atom Acquisition Sub, Inc., dated April 21, 2019. Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on April 22, 2019 and incorporated herein by reference.

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

4.1	See Sections 5 through 18 of Exhibit 3.1.

4.2	See Article II, Section 3.03 of Article III, Article VI and Sections 8.04 and 8.06 of Article VIII of Exhibit 3.2.

4.3	See Exhibit 10.4.

4.4
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

10.3
First Amendment to Credit Agreement, dated as of November 30, 2018, among Jacobs Engineering Group Inc., the lenders party thereto and BNP Paribas, as administrative agent. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December 4, 2018 and incorporated herein by reference.

10.4
Note Purchase Agreement, dated March 12, 2018, by and between Jacobs Engineering Group Inc. and the Purchasers identified therein. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on March 13, 2018, and incorporated herein by reference.

10.5
First Amendment to the Note Purchase Agreement, dated May 11, 2018, by and among Jacobs Engineering Group Inc. and the Purchasers identified therein. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 15, 2018 and incorporated herein by reference.

10.6#
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

10.10#
Offer letter by and between Jacobs Engineering Group Inc. and William Benton Allen, Jr. dated October 4, 2016. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 14, 2016 and incorporated herein by reference.

10.11#
Offer Letter by and between Jacobs Engineering Group Inc. and Dawne Hickton, effective June 3, 2019. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q on August 5, 2019 and incorporated herein by reference.

10.12#
Retirement Transition Agreement by and between Jacobs Engineering Group Inc. and Terence Hagen, dated as of June 6, 2019. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q on August 5, 2019 and incorporated herein by reference.

10.13#
Retirement Transition Agreement by and between Jacobs Engineering Group Inc. and Gary Mandel, dated November 20, 2018. Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year 2019 filed on November 21, 2019 and incorporated herein by reference

10.17#
First Amendment to Retirement Transition Agreement by and between Jacobs Engineering Group Inc. and Gary Mandel, dated April 25, 2019. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2019 filed on May 7, 2019 and incorporated herein by reference.

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

10.20#
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

10.22#
Jacobs Engineering Group Inc. Directors Deferral Plan, effective January 1, 2018.  Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on October 2, 2017 and incorporated herein by reference.

10.23#
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

10.25#
Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as amended and restated. Filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 and incorporated herein by reference.

10.26#	Jacobs Engineering Group Inc. Executive Severance Plan, effective May 2, 2018. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on May 4, 2018 and incorporated herein by reference.

10.27#
Form of Restricted Stock Unit Agreement (with dividend equivalent rights) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.39 to the Registrant's fiscal 2017 Annual Report on Form 10-K and incorporated herein by reference.

10.28#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth – 2017 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.45 to the Registrant's fiscal 2017 Annual Report on Form 10-K and incorporated herein by reference.

10.29#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC – 2017 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.46 to the Registrant's fiscal 2017 Annual Report on Form 10-K and incorporated herein by reference.

10.30#
Form of Restricted Stock Unit Agreement (Cash Settled Non-US Employees) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.48 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.31#
Form of Restricted Stock Unit Award Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Outside Directors Stock Plan).  Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2017 and incorporated herein by reference.

10.32#
Form of Restricted Stock Unit Agreement (Performance Shares - Earnings Per Share Growth - 2018 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 and incorporated herein by reference.

10.33#
Form of Restricted Stock Unit Agreement (Performance Shares - ROIC - 2018 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 and incorporated herein by reference.

10.34#
Form of Restricted Stock Unit Agreement (Performance Shares - Earnings Per Share Growth - 2019 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 filed February 6, 2019 and incorporated herein by reference.

10.35#
Form of Restricted Stock Unit Agreement (Performance Shares - ROIC - 2019 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 filed February 6, 2019 and incorporated herein by reference.

10.36#
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

10.38
Transition Services Agreement, dated as of April 26, 2019, by and between Jacobs Engineering Group Inc. and WorleyParsons Limited. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on April 29, 2019 and incorporated herein by reference.

21†	List of Subsidiaries of Jacobs Engineering Group Inc.

23†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

95†	Mine Safety Disclosure.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

10.4†	XBRL Coverpage interactive data file

†	Being filed herewith.

#	Management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.
Dated:	November 25, 2019	By:	/S/ Steven J. Demetriou
Steven J. Demetriou
Chair of the Board and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Steven J. Demetriou	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	November 25, 2019
Steven J. Demetriou
/S/ Joseph R. Bronson	Director	November 25, 2019
Joseph R. Bronson
/S/ Barbara L. Loughran	Director	November 25, 2019
Barbara L. Loughran
/S/ Robert C. Davidson, Jr.	Director	November 25, 2019
Robert C. Davidson, Jr.
/S/ Ralph E. Eberhart	Director	November 25, 2019
Ralph E. Eberhart
/S/ Georgette D. Kiser	Director	November 25, 2019
Georgette D. Kiser
/S/ Linda Fayne Levinson	Director	November 25, 2019
Linda Fayne Levinson
/S/ Robert A. McNamara	Director	November 25, 2019
Robert A. McNamara
/S/ Peter J. Robertson	Director	November 25, 2019
Peter J. Robertson
/S/ Christopher M.T. Thompson	Director	November 25, 2019
Christopher M.T. Thompson
/S/ Barry Williams	Director	November 25, 2019
Barry Williams
/S/ Kevin C. Berryman	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 25, 2019
Kevin C. Berryman
/S/ William B. Allen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 25, 2019
William B. Allen

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
September 27, 2019

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2019

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 27, 2019	September 28, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$631,068	$634,870
Receivables and contract assets	2,840,209	2,513,934
Prepaid expenses and other	639,539	171,096
Current assets held for sale	952	1,236,684
Total current assets	4,111,768	4,556,584
Property, Equipment and Improvements, net	308,143	257,859
Other Noncurrent Assets:
Goodwill	5,432,544	4,795,856
Intangibles, net	665,076	572,952
Miscellaneous	918,202	760,854
Noncurrent assets held for sale	26,978	1,701,690
Total other noncurrent assets	7,042,800	7,831,352
	$11,462,711	$12,645,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$199,901	$3,172
Accounts payable	1,072,645	776,189
Accrued liabilities	1,384,379	1,167,002
Contract liabilities	414,208	442,760
Current liabilities held for sale	2,573	756,570
Total current liabilities	3,073,706	3,145,693
Long-term Debt	1,201,245	2,144,167
Other Deferred Liabilities	1,419,005	1,260,977
Noncurrent liabilities held for sale	97	150,604
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 132,879,395 shares and 142,217,933 shares as of September 27, 2019 and September 28, 2018, respectively	132,879	142,218
Additional paid-in capital	2,559,450	2,708,839
Retained earnings	3,939,174	3,809,991
Accumulated other comprehensive loss	(916,812)	(806,703)
Total Jacobs stockholders’ equity	5,714,691	5,854,345
Noncontrolling interests	53,967	90,009
Total Group stockholders’ equity	5,768,658	5,944,354
	$11,462,711	$12,645,795
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 27, 2019, September 28, 2018 and September 29, 2017
(In thousands, except per share information)

	September 27, 2019	September 28, 2018	September 29, 2017
Revenues	$12,737,868	$10,579,773	$6,330,126
Direct cost of contracts	(10,260,840)	(8,421,223)	(5,070,091)
Gross profit	2,477,028	2,158,550	1,260,035
Selling, general and administrative expenses	(2,072,177)	(1,771,107)	(1,015,893)
Operating Profit	404,851	387,443	244,142
Other Income (Expense):
Interest income	9,487	8,984	8,748
Interest expense	(83,847)	(76,760)	(12,035)
Miscellaneous income (expense), net	20,468	11,314	2,299
Total other (expense) income, net	(53,892)	(56,462)	(988)
Earnings from Continuing Operations Before Taxes	350,959	330,981	243,154
Income Tax Benefit (Expense) for Continuing Operations	(36,954)	(325,632)	(73,103)
Net Earnings of the Group from Continuing Operations	314,005	5,349	170,051
Net Earnings of the Group from Discontinued Operations	559,214	167,793	117,324
Net Earnings of the Group	873,219	173,142	287,375
Net (Earnings) Loss Attributable to Noncontrolling Interests from Continuing Operations	(23,045)	(9,534)	116
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	290,960	(4,185)	170,167
Net (Earnings) Loss Attributable to Noncontrolling Interests from Discontinued Operations	(2,195)	(177)	6,236
Net Earnings Attributable to Jacobs from Discontinued Operations	557,019	167,616	123,560
Net Earnings Attributable to Jacobs	$847,979	$163,431	$293,727
Net Earnings (Loss) Per Share:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$2.11	$(0.03)	$1.41
Basic Net Earnings from Discontinued Operations Per Share	$4.03	$1.21	$1.02
Basic Earnings Per Share	$6.14	$1.18	$2.43

Diluted Net Earnings (Loss) from Continuing Operations Per Share	$2.09	$(0.03)	$1.40
Diluted Net Earnings from Discontinued Operations Per Share	$4.00	$1.21	$1.02
Diluted Earnings Per Share	$6.08	$1.18	$2.42
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Fiscal Years Ended September 27, 2019, September 28, 2018 and September 29, 2017
(In thousands)

	September 27, 2019	September 28, 2018	September 29, 2017
Net Earnings of the Group	$873,219	$173,142	$287,375
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	15,972	(109,877)	(140,527)
Gain (loss) on cash flow hedges	1,369	118	(1,350)
Change in pension and retiree medical plan liabilities	(157,632)	(27,231)	123,427
Other comprehensive income (loss) before taxes	(140,291)	(136,990)	(18,450)
Income Tax (Expense) Benefit:
Cash flow hedges	(568)	859	(90)
Change in pension and retiree medical plan liabilities	30,750	(17,058)	(24,380)
Income Tax (Expense) Benefit:	30,182	(16,199)	(24,470)
Net other comprehensive income (loss)	(110,109)	(153,189)	(42,920)
Net Comprehensive Income (Loss) of the Group	763,110	19,953	244,455
Net (Earnings) Loss Attributable to Noncontrolling Interests	(25,240)	(9,711)	6,352
Net Comprehensive Income (Loss) Attributable to Jacobs	$737,870	$10,242	$250,807
See the accompanying Notes to Consolidated Financial Statements including the Company's note on
Accumulated Other Comprehensive Income for a presentation of amounts reclassified to net income during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended September 27, 2019, September 28, 2018 and September 29, 2017
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp-rehensive Income (Loss)	Total Jacobs Stock-holders’ Equity	Non-controlling Interests	Total Group Stock-holders’ Equity
Balances at September 30, 2016	$120,951	$1,168,272	$3,586,647	$(610,594)	$4,265,276	$64,906	$4,330,182
Net earnings	—	—	293,727	—	293,727	(6,352)	287,375
Foreign currency translation adjustments	—	—	—	(140,527)	(140,527)	—	(140,527)
Pension liability, net of deferred taxes of $24,380	—	—	—	99,047	99,047	—	99,047
Loss on derivatives, net of deferred taxes of $90	—	—	—	(1,440)	(1,440)	—	(1,440)
Noncontrolling interest acquired / consolidated	—	—	—	—	—	445	445
Dividends	—	—	(72,765)	—	(72,765)	—	(72,765)
Distributions to noncontrolling interests	—	—	(4,559)	—	(4,559)	—	(4,559)
Issuances of equity securities, net of deferred taxes of $1,015	1,468	99,117	—	—	100,585	—	100,585
Repurchases of equity securities	(2,033)	(27,607)	(81,352)	—	(110,992)	—	(110,992)
Balances at September 29, 2017	$120,386	$1,239,782	$3,721,698	$(653,514)	$4,428,352	$58,999	$4,487,351
Net earnings	—	—	163,431	—	163,431	9,711	173,142
Foreign currency translation adjustments	—	—	—	(109,877)	(109,877)	—	(109,877)
Pension and retiree medical plan liability, net of deferred taxes of $17,058	—	—	10,160	(44,289)	(34,129)	—	(34,129)
Gain on derivatives, net of deferred taxes of $(859)	—	—	—	977	977	—	977
Noncontrolling interest acquired / consolidated	—	3,456	—	—	3,456	33,690	37,146
Dividends	—	—	(85,608)	—	(85,608)	—	(85,608)
Distributions to noncontrolling interests	—	—	7,705	—	7,705	(12,391)	(4,686)
Stock based compensation	—	81,196	(1,954)	—	79,242	—	79,242
Issuances of equity securities	21,881	1,385,316	(3,420)	—	1,403,777	—	1,403,777
Repurchases of equity securities	(49)	(911)	(2,021)	—	(2,981)	—	(2,981)
Balances at September 28, 2018	$142,218	$2,708,839	$3,809,991	$(806,703)	$5,854,345	$90,009	$5,944,354
Net earnings	—	—	847,979	—	847,979	25,240	873,219
Disposition of ECR business, net of deferred taxes of $5,402	—	—	—	112,764	112,764	(45,727)	67,037
Adoption of ASC 606, net of deferred taxes of ($10,285)	—	—	(37,209)	—	(37,209)	—	(37,209)
Foreign currency translation adjustments	—	—	—	(84,456)	(84,456)	—	(84,456)
Pension and retiree medical plan liability, net of deferred taxes of $25,348	—	—	—	(139,218)	(139,218)	—	(139,218)
Gain on derivatives, net of deferred taxes of $568	—	—	—	801	801	—	801
Noncontrolling interest acquired / consolidated	—	(1,113)	—	—	(1,113)	—	(1,113)
Dividends	—	—	(92,980)	—	(92,980)	—	(92,980)
Distributions to noncontrolling interests	—	—	—	—	—	(15,555)	(15,555)
Stock based compensation	—	69,128	9	—	69,137	—	69,137
Issuances of equity securities including shares withheld for taxes	1,681	43,508	(6,872)	—	38,317	—	38,317
Repurchases of equity securities	(11,020)	(260,912)	(581,744)	—	(853,676)	—	(853,676)
Balances at September 27, 2019	$132,879	$2,559,450	$3,939,174	$(916,812)	$5,714,691	$53,967	$5,768,658
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 27, 2019, September 28, 2018 and September 29, 2017
(In thousands)

	September 27, 2019	September 28, 2018	September 29, 2017
Cash Flows from Operating Activities:
Net earnings (loss) attributable to the Group	$873,219	$173,142	$287,375
Adjustments to reconcile net earnings to net cash flows (used for) provided by operations:
Depreciation and amortization:
Property, equipment and improvements	90,171	117,856	76,418
Intangible assets	79,098	80,731	46,095
Gain on sale of ECR business	(935,110)	—	—
(Gain) Loss on disposal of other businesses and investments	9,608	20,967	(10,058)
(Gain) Loss on investment in equity securities	78,108	—	—
Stock based compensation	69,137	79,242	38,764
Tax deficiency from stock based compensation	—	—	(2,877)
Equity in (earnings) loss of operating ventures, net	(8,784)	(2,639)	(7,788)
(Gain) Loss on disposals of assets, net	6,222	17,491	14,876
(Gain) Loss on pension and retiree medical plan changes	(33,087)	5,414	(9,955)
Deferred income taxes	(105,939)	288,126	36,663
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets	(401,770)	(435,198)	75,441
Prepaid expenses and other current assets	(13,117)	(19,134)	(23,755)
Accounts payable	295,146	183,057	153,961
Income taxes payable	(294,995)	68,970	4,264
Accrued liabilities	(305,716)	(37,746)	(56,279)
Contract liabilities	333,876	6,268	(31,976)
Other deferred liabilities	(106,256)	(79,280)	(33,547)
Other, net	3,753	13,885	17,259
Net cash (used for) provided by operating activities	(366,436)	481,152	574,881
Cash Flows from Investing Activities:
Additions to property and equipment	(135,977)	(94,884)	(118,060)
Disposals of property and equipment and other assets	7,177	3,293	2,387
Distributions of capital from (contributions to) equity investees	(8,761)	(5,416)	31,701
Acquisitions of businesses, net of cash acquired	(575,110)	(1,488,336)	(150,190)
Disposals of investment in equity securities	64,708	—	—
Proceeds (payments) related to sales of businesses	2,801,425	7,736	(2,036)
Purchases of noncontrolling interests	(1,113)	—	—
Net cash provided by (used for) investing activities	2,152,349	(1,577,607)	(236,198)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,782,193	5,784,355	1,694,023
Repayments of long-term borrowings	(3,996,970)	(4,572,182)	(1,846,797)
Proceeds from short-term borrowings	200,001	712	1,347
Repayments of short-term borrowings	(28,566)	(3,391)	(702)
Debt issuance costs	(3,915)	—	—
Proceeds from issuances of common stock	64,958	53,584	62,645
Common stock repurchases	(853,676)	(2,981)	(97,180)
Excess tax benefits from stock based compensation	—	—	2,877
Taxes paid on vested restricted stock	(26,641)	(31,108)	—
Cash dividends, including to noncontrolling interests	(106,396)	(86,569)	(58,793)
Net cash (used for) provided by financing activities	(1,969,012)	1,142,420	(242,580)
Effect of Exchange Rate Changes	20,809	(26,758)	22,332
Net (Decrease) Increase in Cash and Cash Equivalents	(162,290)	19,207	118,435
Cash and Cash Equivalents at the Beginning of the Period	793,358	774,151	655,716
Cash and Cash Equivalents at the End of the Period	631,068	793,358	774,151
Less Cash and Cash Equivalents included in Assets held for Sale	—	(158,488)	(166,330)
Cash and Cash Equivalents of Continuing Operations at the End of the Period	$631,068	$634,870	$607,821
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.	Description of Business and Basis of Presentation
Description of Business
Jacobs is a leading global professional services company that designs and deploys technology-centric solutions to solve many of the world’s most complex challenges. We operate in two lines of business: Critical Mission Solutions (formerly Aerospace, Technology and Nuclear), and People & Places Solutions (formerly known as Buildings, Infrastructure and Advanced Facilities). These lines of business are changing names to better reflect outcome-focused solutions for their customers and these name changes have no impact on reported financial statements, line of business leadership or customer relationships.
We provide a broad range of technical, professional and construction services including engineering, design and architectural services; construction and construction management services; operations and maintenance services; and process, scientific and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, the Middle East, India, Australia, New Zealand and Asia. We provide our services under cost-reimbursable and fixed-price contracts, with our fixed-price contracts comprised mainly of professional services arrangements and in some limited cases, construction. The percentage of revenues realized from each of these types of contracts for the fiscal years ended September 27, 2019, September 28, 2018 and September 29, 2017 was as follows:

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Cost-reimbursable	76%	74%	76%
Fixed-price	24%	26%	24%

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
The Company’s fiscal year ends on the Friday closest to September 30 (determined on the basis of the number of workdays) and, accordingly, an additional week of activity is added every five-to-six years. Fiscal 2015 included, and fiscal 2020 will include, an extra week of activity.
Effective the beginning of fiscal first quarter 2019, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, including the subsequent ASUs that amended and clarified the related guidance. The Company adopted ASC Topic 606 using the modified retrospective method, and accordingly the new guidance was applied retrospectively to contracts that were not completed or substantially completed as of September 29, 2018 (the date of initial application). Please refer to Note 11- Revenue Accounting for Contracts and Adoption of ASC Topic 606.
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S.-based national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.6 million which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s convertible debt of $22.6 million and first and second lien notes which totaled approximately $275.8 million. Immediately following the effective time of the acquisition, the Company repaid KeyW’s first and second lien notes. In July 2019, the Company repaid KeyW's outstanding convertible debt of $22.6 million. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 5- Business Combinations.
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of the Disposal Group are reflected as held-for-sale in the Consolidated Balance Sheet as of September 28, 2018. Further, as of the year ended September 27, 2019, a portion of the ECR business remains held by Jacobs and continues to be classified as held for sale as of fiscal year 2019 in accordance with U.S. GAAP. For further discussion see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
On December 15, 2017, the Company completed the acquisition of CH2M HILL Companies, Ltd. ("CH2M"), an international provider of engineering, construction, and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock. The Company paid total consideration of approximately $1.8 billion in cash (excluding $315.2 million of cash acquired) and issued approximately $1.4 billion of Jacobs’ common stock, or 20.7 million shares, to the former stockholders and certain equity award holders of CH2M. In connection with the acquisition, the Company also assumed CH2M’s revolving credit facility and second lien notes, including a $20.0 million prepayment penalty, which totaled approximately $700 million of long-term debt. Immediately following the effective time of the acquisition, the Company repaid CH2M’s revolving credit facility and second lien notes including the related prepayment penalty. The Company has finalized its purchase accounting processes associated with the acquisition, which is summarized in Note 5- Business Combinations.

2.	Significant Accounting Policies
Revenue Accounting for Contracts
Engineering, Procurement & Construction Contracts and Service Contracts
On September 29, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, including the subsequent ASUs that amended and clarified the related guidance. The Company recognizes engineering, procurement, and construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Upon adoption of ASC Topic 606, contracts which include engineering, procurement and construction services are generally accounted for as a single deliverable (a single performance obligation) and are no longer segmented between types of services. In some instances, the Company’s services associated with a construction activity are limited to specific tasks such as customer support, consulting or supervisory services. In these instances, the services are typically identified as separate performance obligations.
The Company recognizes revenue using the percentage-of-completion method, based primarily on contract costs incurred to date compared to total estimated contract costs. The percentage-of-completion method (an input method) is the most representative depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Subcontractor materials, labor and equipment and, in certain cases, customer-furnished materials and labor and equipment are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (e.g., the company integrates the materials, labor and equipment into the deliverables promised to the customer or is otherwise primarily responsible for fulfillment and acceptability of the materials, labor and/or equipment). The Company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when control is transferred. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Under the typical payment terms of our engineering, procurement and construction contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly) and customer payments are typically due within 30 to 60 days of billing, depending on the contract.

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
Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above have been satisfied.
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
See Note 11- Revenue Accounting for Contracts and Adoption of ASC Topic 606 for further discussion.

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
The assets of a joint venture are restricted for use to the obligations of the particular joint venture and are not available for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees which may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. See Note 17- Contractual Guarantees, Litigation, Investigations and Insurance for further discussion.
Most of the joint ventures are deemed to be variable interest entities (“VIE”) because they lack sufficient equity to finance the activities of the joint venture. The Company uses a qualitative approach to determine if the Company is the primary beneficiary of the VIE, which considers factors that indicate a party has the power to direct the activities that most significantly impact the joint venture’s economic performance. These factors include the composition of the governing board, how board decisions are approved, the powers granted to the operational manager(s) and partner that holds that position(s), and to a certain extent, the partner’s economic interest in the joint venture. The Company analyzes each joint venture initially to determine if it should be consolidated or unconsolidated.

•	Consolidated if the Company is the primary beneficiary of a VIE, or holds the majority of voting interests of a non-VIE (and no significant participative rights are available to the other partners).

•	Unconsolidated if the Company is not the primary beneficiary of a VIE, or does not hold the majority of voting interest of a non-VIE.
See Note 8- Joint Ventures and VIEs for further discussion.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The net carrying amounts of cash and cash equivalents, trade receivables and payables and short-term debt approximate fair value due to the short-term nature of these instruments. See Note 10- Borrowings for a discussion of the fair value of long-term debt.
Certain other assets and liabilities, such as forward contracts and interest rate swap agreements we purchased as cash-flow hedges discussed in Note 16- Commitments and Contingencies and Derivative Financial Instruments and the Company's investment in Worley ordinary shares discussed in Note 7- Sale of Energy, Chemicals and Resources are required to be carried in our Consolidated Financial Statements at Fair Value.
The fair value of the Company’s reporting units (used for purposes of determining whether there is an indication of possible impairment of the carrying value of goodwill) is determined using an income approach. Both approaches require us to make certain estimates and judgments. Under the income approach, fair value is determined by using the discounted cash flows of our reporting units. Under the market approach, the fair values of our reporting units are determined by reference to guideline companies that are reasonably comparable to our reporting units; the fair values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of fair values indicated.
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
Cash Equivalents
We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 27, 2019 and September 28, 2018 consisted primarily of money market mutual funds and overnight bank deposits.
Receivables, Contract Assets and Contract Liabilities
Receivables include amounts billed, net and unbilled receivables. Amounts billed, net consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for doubtful accounts. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.

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
When testing goodwill for impairment quantitatively, the Company first compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. During 2019, we completed our annual goodwill impairment test and quantitatively determined that none of our goodwill was impaired. We have determined that the fair value of our reporting units substantially exceeded their respective carrying values for the Consolidated Balance Sheets presented.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Payments
We measure the value of services received from employees and directors in exchange for an award of an equity instrument based on the grant-date fair value of the award. The computed value is recognized as a non-cash cost on a straight-line basis over the period the individual provides services, which is typically the vesting period of the award with the exception of awards containing an internal performance measure, such as Earnings Per Share growth and Return on Invested Capital, which is recognized on a straight-line basis over the vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned. The cost of these awards is recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Earnings.
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
Pensions
We use certain assumptions and estimates in order to calculate periodic pension cost and the value of the assets and liabilities of our pension plans. These assumptions involve discount rates, investment returns and projected salary increases, among others. Changes in the actuarial assumptions may have a material effect on the plans’ liabilities and the projected pension expense.
We use a corridor approach to amortize actuarial gains and losses. Under this approach, net gains or losses in excess of ten percent of the larger of the pension benefit obligation or the market-related value of the assets are amortized on a straight-line basis. The period of amortization is the average remaining service of active participants who are expected to receive benefits under certain plans and the average remaining future lifetime of plan participants for certain plans.
We measure our defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end, which is September 30, 2019 as the alternative measurement date in accordance with FASB guidance ASU 2015-04, Compensation Retirement Benefit (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Asset. This guidance allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end.
Income Taxes
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

Contractual Guarantees, Litigation, Investigations and Insurance
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
Business Combinations
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
During the third fiscal quarter of 2019, the Company acquired KeyW. During the first fiscal quarter of 2018, the Company acquired CH2M HILL Companies, Ltd. ("CH2M"). During the fourth fiscal quarter of 2017, the Company acquired Blue Canopy LLC. During the second fiscal quarter of 2017, the Company acquired Aquenta Consulting Pty Ltd. Other than the KeyW and CH2M acquisitions discussed in Note 5- Business Combinations, these acquisitions were not material to the Company’s consolidated results for fiscal 2019, 2018 or 2017.
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
New Accounting Pronouncements
Lease Accounting
In February 2016, the FASB issued ASU 2016-02 Leases. ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The new guidance currently requires a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 was further clarified and amended within ASU 2017-13, ASU 2018-01, ASU 2018-10 and ASU 2018-11 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. The Company is evaluating the impact of the new guidance on its consolidated financial statements and expects to use the modified retrospective transition approach without adjusting the comparative periods presented and expects a significant increase to the balance sheet in its assets for the lease right of use asset and a significant increase to the balance sheet in its liabilities for the lease obligation.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Pronouncements
In the first quarter of fiscal 2019, the Company adopted ASU 2016-01, Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to recognize any changes in fair value in net income unless the investments qualify for a practicability exception. The adoption of ASU 2016-01 in the first quarter did not impact the Company’s financial position, results of operations or cash flows. However, as described in Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business, the Company received ordinary shares of Worley during the third quarter of 2019 which are measured at fair value through net income in accordance with ASU 2016-01.
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
3.    Employee Stock Purchase and Stock Option Plans
Employee Stock Purchase Plans
Under the 1989 ESPP and the GESPP, eligible employees who elect to participate in these plans are granted the right to purchase shares of the common stock of Jacobs at a discount that is limited to 5% of the per-share market value on the day shares are sold to employees. The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP for the fiscal years ended September 27, 2019, September 28, 2018 and September 29, 2017:

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$24,824,232	$21,590,858	$21,084,657
Under the GESPP	2,471,193	2,240,609	2,105,834
Total	$27,295,425	$23,831,467	$23,190,491
Aggregate Number of Shares Sold:
Under the 1989 ESPP	354,580	357,899	403,652
Under the GESPP	34,843	36,405	39,648
Total	389,423	394,304	443,300

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On January 19, 2017, the Company’s stockholders approved an increase in the number of shares authorized by 4,350,000 shares for the 1989 ESPP and by 150,000 shares for the GESPP.
At September 27, 2019, there remains 3,833,375 shares reserved for issuance under the 1989 ESPP and 103,732 shares reserved for issuance under the GESPP.
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

	1999 SIP	1999 ODSP	Total
Number of shares authorized	29,850,000	1,100,000	30,950,000
Number of remaining shares reserved for issuance at September 27, 2019	5,719,617	427,002	6,146,619
Number of shares relating to outstanding stock options at September 27, 2019	755,856	170,750	926,606
Number of shares available for future awards:
At September 27, 2019	4,963,761	256,252	5,220,013
At September 28, 2018	5,335,741	295,630	5,631,371

Effective September 28, 2012, all grants of shares under the 1999 SIP are issued on a fungible basis.  An award other than an option or SAR are granted on a 1.92-to-1.00 basis (“Fungible”). An award of an option or SAR are granted on a 1-to-1 basis (“Not Fungible”).
The following table presents the fair value of shares (of restricted stock and restricted stock units) vested for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Restricted Stock and Restricted Stock Units (service condition)	$37,864	$64,121	$34,466
Restricted Stock Units (service, market, and performance conditions at target)	17,124	2,626	4,183
Total	$54,988	$66,747	$38,649

At September 27, 2019, the amount of compensation cost relating to non-vested awards not yet recognized in the financial statements is approximately $77.2 million. The majority of these unrecognized compensation costs will be recognized by the first quarter of fiscal 2021. The weighted average remaining contractual term of options currently exercisable is 2.1 years.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
The following table summarizes the stock option activity for the years ended September 27, 2019, September 28, 2018 and September 29, 2017:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2016	3,577,512	$45.69
Granted	—	$—
Exercised	(906,648)	$43.79
Cancelled or expired	(154,039)	$48.79
Outstanding at September 29, 2017	2,516,825	$46.19
Granted	—	$—
Exercised	(636,019)	$46.93
Cancelled or expired	(114,047)	$52.26
Outstanding at September 28, 2018	1,766,759	$45.53
Granted	—	$—
Exercised	(828,529)	$45.63
Cancelled or expired	(11,624)	$42.10
Outstanding at September 27, 2019	926,606	$45.48

Cash received from the exercise of stock options, net of tax remitted, during the year ended September 27, 2019 was $37.8 million.
Stock options outstanding at September 27, 2019 consisted entirely of non-qualified stock options. The following table presents the total intrinsic value of stock options exercised for the fiscal years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

For the Years Ended
September 27, 2019	September 28, 2018	September 29, 2017
$27,720	$13,931	$14,713

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total intrinsic value of stock options exercisable at September 27, 2019 was approximately $38.7 million. The following table presents certain other information regarding our 1999 SIP and 1999 OSDP for the fiscal years ended September 27, 2019, September 28, 2018 and September 29, 2017:

	September 27, 2019	September 28, 2018	September 29, 2017
At fiscal year end:
Range of exercise prices for options exercisable	$32.51–$60.43	$32.51–$60.43	$32.51–$80.63
Number of options exercisable	860,114	1,557,900	1,992,022
For the fiscal year:
Range of prices relating to options exercised	$36.88–$60.43	$35.93–$61.26	$37.03–$55.53
Estimated weighted average fair values of options granted	$—	$—	$—

The following table presents certain information regarding stock options outstanding and stock options exercisable at September 27, 2019:

	September 27, 2019
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$32.51 - $37.03	60,500	2.65	$36.99	60,500	$36.99
$37.43 - $46.09	607,119	4.76	$42.90	540,627	$43.02
$47.11 - $55.13	227,612	3.46	$52.54	227,612	$52.54
$60.08 - $80.63	31,375	4.31	$60.36	31,375	$60.36
	926,606	4.29	$45.48	860,114	$45.75

The 1999 ODSP and the 1999 SIP allow participants to satisfy the exercise price of stock options by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity. The weighted average remaining contractual term of options currently exercisable is 4.15 years.
Restricted Stock
The following table presents the number of shares of restricted stock and restricted stock units issued as common stock under the 1999 SIP for the years ended September 27, 2019, September 28, 2018 and September 29, 2017:

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Restricted stock	—	—	—
Restricted stock units (service condition)	318,056	1,087,724	496,951
Restricted stock units (service, market and performance conditions)	240,068	254,784	237,058

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the number and weighted average grant-date fair value of restricted stock and restricted stock units at September 27, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 28, 2018	2,329,535	$56.11
Granted	710,718	$73.12
Vested	(1,093,926)	$51.54
Canceled	(223,290)	$57.87
Outstanding at September 27, 2019	1,723,037	$65.80

The following table presents the number of shares of restricted stock and restricted stock units canceled and withheld for taxes under the 1999 SIP for the years ended September 27, 2019, September 28, 2018 and September 29, 2017:

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Restricted stock	105,301	284,254	365,481
Restricted stock units (service condition)	295,122	336,516	128,536
Restricted stock units (service, market and performance conditions)	183,654	95,063	86,742

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
The following table provides the number of shares of restricted stock units outstanding at September 27, 2019 under the 1999 SIP. No shares of restricted stock were issued under the 1999 ODSP during such periods.

September 27, 2019
Total
Restricted stock	95,626
Restricted stock units (service condition)	833,091
Restricted stock units (service, market and performance conditions)	668,252

The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 ODSP for the years ended September 27, 2019, September 28, 2018 and September 29, 2017:

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Restricted stock units (service condition)	26,372	21,620	21,123

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 27, 2019 under the 1999 ODSP:

September 27, 2019
Restricted stock	34,000
Restricted stock units (service condition)	92,068

All shares granted under the 1999 ODSP are issued on a 1.92-to-1.00 basis.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

	For the Years Ended
	September 27, 2019	September 28, 2018	September 30, 2017
Numerator for Basic and Diluted EPS:
Net earnings (loss) attributable to Jacobs from continuing operations	$290,960	$(4,185)	$170,167
Net earnings (loss) from continuing operations allocated to participating securities	(415)	—	(1,783)
Net earnings (loss) from continuing operations allocated to common stock for EPS calculation	$290,545	$(4,185)	$168,384

Net earnings (loss) attributable to Jacobs from discontinued operations	$557,019	$167,616	$123,560
Net earnings (loss) from discontinued operations allocated to participating securities	(795)	(808)	(1,294)
Net earnings (loss) from discontinued operations allocated to common stock for EPS calculation	$556,224	$166,808	$122,266

Net earnings allocated to common stock for EPS calculation	$846,769	$162,623	$290,650

Denominator for Basic and Diluted EPS:
Weighted average basic shares	138,104	138,182	120,689
Shares allocated to participating securities	(197)	(646)	(1,319)
Shares used for calculating basic EPS attributable to common stock	137,907	137,536	119,370

Effect of dilutive securities:
Stock compensation plans (1)	1,299	—	777
Shares used for calculating diluted EPS attributable to common stock	139,206	137,536	120,147

Net Earnings Per Share:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$2.11	$(0.03)	$1.41
Basic Net Earnings from Discontinued Operations Per Share	$4.03	$1.21	$1.02
Basic EPS	$6.14	$1.18	$2.43
Diluted Net Earnings (Loss) from Continuing Operations Per Share	$2.09	$(0.03)	$1.40
Diluted Net Earnings from Discontinued Operations Per Share	$4.00	$1.21	$1.02
Diluted EPS	$6.08	$1.18	$2.42

(1)
For the fiscal 2018 period, because net earnings (loss) from continuing operations was a loss, the effect of antidilutive securities of 1,176 was excluded from the denominator in calculating diluted EPS.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share Repurchases
On July 23, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million of the Company’s common stock, to expire on July 31, 2018. On July 19, 2018, the Company's Board of Directors authorized the continuation of this share repurchase program for an additional three years, to expire on July 31, 2021. As of September 27, 2019, no authorized amounts remain outstanding under this program. The following table summarizes the activity under this program during fiscal 2019:

Amount Authorized	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$500,000,000	$61.74	4,005,007	4,005,007

(1)	Includes commissions paid and calculated at the average price per share since the repurchase program authorization date.
On January 17, 2019, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022. On February 19, 2019, the Company launched accelerated share repurchase programs by advancing $250 million to two financial institutions in privately negotiated transactions (collectively, the "First 2019 ASR Program"). The specific number of shares that the Company repurchased under the First 2019 ASR Program was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed on June 5, 2019. The purchase was recorded as a share retirement for purposes of calculating earnings per share.
On August 21, 2019, the Company launched a second accelerated share repurchase program by advancing $250 million to a financial institution in a privately negotiated transaction (the "Second 2019 ASR Program"). The specific number of shares that the Company ultimately will repurchase under the Second 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than December 2019. The purchase will be recorded as a share retirement for purposes of calculating earnings per share.
Subsequent to the launch of the First 2019 ASR Program, the Second 2019 ASR Program and other share repurchases, the Company has $393.7 million remaining under its $1.0 billion share repurchase authorization. The following table summarizes the activity under this program during fiscal 2019:

Amount Authorized	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$86.43	7,014,633	7,014,633

(1)	Includes commissions paid and calculated at the average price per share since the repurchase program authorization date.
Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to a Rule 10b5-1 plan or otherwise. The share repurchase program does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing and amount of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dividends
On September 19, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share of the Company’s common stock which was paid on November 1, 2019, to shareholders of record on the close of business on October 4, 2019. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through September 27, 2019 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
July 11, 2019	July 26, 2019	August 23, 2019	$0.17
May 2, 2019	May 17, 2019	June 14, 2019	$0.17
January 17, 2019	February 15, 2019	March 15, 2019	$0.17
September 11, 2018	September 28, 2018	October 26, 2018	$0.15
July 19, 2018	August 3, 2018	August 31, 2018	$0.15
May 3, 2018	May 18, 2018	June 15, 2018	$0.15
January 18, 2018	February 16, 2018	March 16, 2018	$0.15
September 27, 2017	October 13, 2017	November 10, 2017	$0.15

5.	Business Combinations
KeyW
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S. based national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The acquisition allows Jacobs to further expand its government services business. The Company paid total consideration of $902.6 million which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of $298.4 million. As of July 2019, the Company has repaid all of KeyW's debt.
The following summarizes the fair values of KeyW assets and acquired liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$29.1
Receivables	80.1
Inventories, net	21.3
Prepaid expenses and other	2.5
Property, equipment and improvements, net	25.9
Deferred tax asset and other	36.7
Goodwill	611.8
Identifiable intangible assets	179.0
Total Assets	$986.4

Liabilities
Accounts payable	$8.3
Accrued expenses	68.7
Short term debt	298.4
Other current liabilities	3.9
Other non-current liabilities	2.9
Total Liabilities	$382.2
Net assets acquired	$604.2

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. $136.0 million of the goodwill recognized is expected to be deductible for tax purposes.The Company has not completed its final assessment of the fair values of purchased receivables, tax balances or contingent liabilities. The final purchase price allocation will result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
During the three months ended September 27, 2019, the Company updated certain provisional amounts reflected in the preliminary purchase price allocation, as summarized in the estimated fair values of KeyW assets acquired and liabilities assumed above. Specifically, the carrying amount of the intangible assets discussed above were decreased by $9.3 million, all other assets excluding goodwill increased by $7.4 million and total liabilities increased by $7.5 million. These updates led to a $9.4 million increase in goodwill. These measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date.
Identified intangible assets include customer relationships, contracts and backlog and developed technology. The customer relationships, contracts and backlog intangible represents the fair value of existing contracts, underlying customer relationships and backlog. The customer relationships, contract and backlog intangible, and the developed technology intangible have lives of 10 and 12 years, respectively. Other intangible liabilities consist of the fair value of office leases and have a weighted average life of approximately 9 years.
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
From the acquisition date of June 12, 2019 through September 27, 2019, KeyW contributed approximately $136.3 million in revenue and $17.7 million in pre-tax loss included in the accompanying Consolidated Statement of Earnings. Included in these results were approximately $12.9 million in pre-tax transaction costs which related primarily to professional services and other transaction related expenses.
The following presents summarized unaudited pro forma operating results of Jacobs assuming that the Company had acquired KeyW at October 1, 2017. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred (in millions, except per share data):

	For the Years Ended
	September 27, 2019	September 28, 2018
Revenues	$13,068.7	$11,087.2
Net earnings of the Group from Continuing Operations	$326.0	$2.8
Net earnings (loss) attributable to Jacobs from continuing operations	$303.0	$(6.7)
Net earnings (loss) attributable to Jacobs from continuing operations per share:
Basic earnings (loss) from continuing operations per share	$2.19	$(0.05)
Diluted earnings (loss) from continuing operations per share	$2.17	$(0.05)

Included in the table above are the unaudited pro forma operating results of continuing operations. Additionally, charges relating to transaction expenses, severance expense and other items are removed from the year ended September 27, 2019 and are reflected in the prior fiscal year due to the assumed timing of the transaction. Also, income tax expense (benefit) for the fiscal year pro forma periods ended September 27, 2019 and September 28, 2018 were $41.3 million and $305.7 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CH2M
On December 15, 2017, the Company completed the acquisition of CH2M HILL Companies, Ltd. ("CH2M"), an international provider of engineering, construction and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock. The purpose of the acquisition was to further diversify the Company’s presence in the water, nuclear and environmental remediation sectors and to further the Company’s profitable growth strategy. The Company paid total consideration of approximately $1.8 billion in cash (excluding $315.2 million of cash acquired) and issued approximately $1.4 billion of Jacobs’ common stock, or 20.7 million shares, to the former stockholders and certain equity award holders of CH2M. In connection with the acquisition, the Company also assumed CH2M’s revolving credit facility and second lien notes, including a $20.0 million prepayment penalty, which totaled approximately $700 million of long-term debt. Immediately following the effective time of the acquisition, the Company repaid CH2M’s revolving credit facility and second lien notes including the related prepayment penalty.
The following summarizes the estimated fair values of CH2M assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$315.2
Receivables	1,120.6
Prepaid expenses and other	72.7
Property, equipment and improvements, net	175.1
Goodwill	3,165.5
Identifiable intangible assets:
Customer relationships, contracts and backlog	412.3
Lease intangible assets	4.4
Total identifiable intangible assets	416.7
Miscellaneous	530.8
Total Assets	$5,796.6

Liabilities
Notes payable	$2.2
Accounts payable	309.6
Accrued liabilities	787.4
Contract liabilities	260.8
Identifiable intangible liabilities:
Lease intangible liabilities	9.6
Long-term debt	706.0
Other deferred liabilities	659.0
Total Liabilities	$2,734.6
Noncontrolling interests	(37.3)
Net assets acquired	$3,024.7

Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. During the first quarter of fiscal 2019, the Company completed its final assessment of the fair values of the acquired assets and liabilities of CH2M. Accrued liabilities and other deferred liabilities include approximately $404.7 million related to estimates for various legal and other pre-acquisition contingent liabilities accounted for under ASC 450. See Note 17- Contractual Guarantees, Litigation, Investigations and Insurance relating to CH2M contingencies.
Since the preliminary estimates reported in the fiscal 2018 Form 10-K, the Company updated certain amounts reflected in the final purchase price allocation due to additional information that became available during the measurement

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

period, including results of preliminary mediation discussions, recommendations from external advisors and claims for damages filed against Jacobs related to pre-acquisition contingencies, as summarized in the fair values of CH2M assets acquired and liabilities assumed as set forth above. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. With respect to measurement period adjustments recognized in the first quarter of 2019, receivables decreased $4.0 million and accrued liabilities and other deferred liabilities decreased $11.5 million, respectively, primarily related to provisional estimates related to various legal and other pre-acquisition contingent liabilities. Further, miscellaneous long-term assets increased $20.7 million largely due to the deferred tax impact of these valuation adjustments. Subsequently, during the fourth quarter of 2019, the Company identified and corrected income tax errors related to the purchase price allocation resulting to an increase in accrued liabilities of $51.8 million, and a decrease in miscellaneous long-term assets of $12.8 million, with an offset to goodwill. As a result of the total adjustments to the purchase price allocation in fiscal 2019, goodwill increased $36.4 million.
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
From the acquisition date of December 15, 2017 through September 28, 2018, CH2M consolidated, including both continuing and discontinued operations, contributed approximately $3.8 billion in revenue and $185.9 million in pretax income included in the accompanying consolidated statement of earnings. Included in these results were approximately $99.3 million in pre-tax restructuring and transaction costs.
Transaction costs associated with the CH2M acquisition in the accompanying consolidated statements of earnings for the year ended September 28, 2018 are comprised of the following (in millions):

For the Year Ended
September 28, 2018
Personnel costs	$50.2
Professional services and other expenses	27.5
Total	$77.7

Personnel costs above include change of control payments and related severance costs.
The following presents summarized unaudited pro forma operating results assuming that the Company had acquired CH2M at October 1, 2016. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred (in millions). Additionally, these pro forma operating results have not been recast for the sale of our ECR business.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Year Ended
September 28, 2018
Revenues	$16,012.4
Net earnings	$196.3
Net earnings (loss) attributable to Jacobs	$184.5
Net earnings (loss) attributable to Jacobs per share:
Basic earnings (loss) per share	$1.28
Diluted earnings (loss) per share	$1.27

Included in the unaudited pro forma operating results are charges relating to transaction expenses, severance expense and other items that are removed from the year ended September 28, 2018 and are reflected in the year ended September 29, 2017 due to the assumed timing of the transaction. Also, income tax expense (benefit) for the twelve- month pro forma period ended September 28, 2018 was $409.7 million.
John Wood Group's Nuclear Business
On August 20, 2019, Jacobs announced the entry into an agreement to acquire John Wood Group's Nuclear consulting, remediation and program management business for an enterprise value of £250 million (approx. $300 million) on a debt-free, cash-free basis. The transaction is expected to close by the end of fiscal 2020 second quarter.

6.	Goodwill and Intangibles
As a result of the refinement of the segment realignment this year, see Note 19- Segment Information, a portion of the historical carrying value of goodwill for the former Aerospace, Technology, Environmental and Nuclear segment was allocated to the People & Places Solutions segment on a relative fair value basis to reflect the movement of the Global Environmental Solutions ("GES") business between segments. Additionally, because of the sale of the Energy, Chemicals and Resources ("ECR") line of business (see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business) which is now reflected as discontinued operations, the goodwill balance associated with ECR has been reclassified to noncurrent assets held for sale on the Consolidated Balance Sheet for the year ended September 28, 2018. The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets for the year ended September 27, 2019 was as follows (in millions):

	Critical Mission Solutions	People & Places Solutions	Total
Balance September 28, 2018	$1,581	$3,215	$4,796
Acquired	612	—	612
Post-Acquisition Adjustments relating to prior year acquisition	17	34	51
Foreign Exchange Impact	(8)	(18)	(26)
Balance September 27, 2019	$2,202	$3,231	$5,433

The following table provides a roll-forward of the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets for the year ended September 27, 2019 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Lease Intangible Assets	Total
Balances, September 28, 2018	$568,323	$—	$2,102	$2,527	$572,952
Acquired	137,000	42,000	—	—	179,000
Disposal	—	—	—	(883)	(883)
Amortization	(76,565)	(1,167)	(920)	(446)	(79,098)
Foreign currency translation	(6,366)	—	1	(530)	(6,895)
Balance at September 27, 2019	$622,392	$40,833	$1,183	$668	$665,076
Weighted Average Amortization Period (years)	8	12	9	2	8

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, we acquired $4.7 million in lease intangible liabilities in connection with the CH2M and KeyW acquisitions, of which $4.0 million remain unamortized at September 27, 2019.
The weighted average amortization period includes the effects of foreign currency translation.
The following table presents estimated amortization expense of intangible assets for fiscal 2019 and for the succeeding years. The amounts below include preliminary amortization estimates for the KeyW opening balance sheet fair values that are still preliminary and are subject to change.

Fiscal Year	(in millions)
2020	$86.6
2021	82.8
2022	81.7
2023	81.4
2024	81.4
Thereafter	247.2
Total	$661.1

7.	Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its ECR business to Worley for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”).
On April 26, 2019, the Company and Worley entered into an Amended and Restated Stock and Asset Purchase Agreement (the “A&R Purchase Agreement”), pursuant to which the previously executed purchase agreement dated October 21, 2018 was amended in connection with the closing of the ECR sale. Among other things, the amendments in the A&R Purchase Agreement modified the lock-up period for share consideration to apply to 9.9% of Worley’s ordinary shares and extended the end date of the lock-up period to eight weeks following the ECR Business IT Migration Date (as defined in the related Transition Services Agreement ("TSA")) in the event such date had not occurred on or prior to October 1, 2019. Subsequent to year end, the ECR Business IT Migration Date occurred, and as a result, the eight-week lock up period is expected to end in December 2019.
Gain on Sale and Deferred Gain
As a result of the ECR sale, the Company recognized a pre-tax gain of $935.1 million which is included in Net Earnings of the Group from Discontinued Operations on the consolidated statement of earnings for the fiscal year ended September 27, 2019.
Upon closing the ECR sale, the Company retained a noncontrolling interest (with significant influence) in PPS-related activities in one international legal entity that is now controlled and consolidated by Worley. The fair value of the Company’s retained interest in the net assets and liabilities of this entity was estimated at $33.0 million and recorded at closing. For another international legal entity, the closing and transfer of ECR-related assets to Worley will occur at a future date. Accordingly, the Company allocated proceeds received to this deferred closing on a relative fair value basis and recognized a deferred gain of $34.4 million, which will be recorded in income when the ECR-related assets are transferred.
In addition to consideration received for the sale of the ECR business, the proceeds received included advanced consideration for the Company to deliver IT application and related hardware assets at a future date (ECR Business “IT Migration Date”) to Worley upon completion of the interim transition services, described further below. This deliverable of IT assets is considered to be a separate element of the ECR business sale transaction, and accordingly, we have allocated a portion of the proceeds received of $95.3 million on a relative fair value basis to this separate deliverable and recognized deferred income. Upon completion and acceptance of this deliverable by Worley in fiscal year 2020, the deferred proceeds will be recognized in income, along with expenses associated with any costs incurred and deferred by the Company for this deliverable.
Investment in Worley Stock

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As discussed above, the Company received 58.2 million in ordinary shares of Worley. Pursuant to the A&R Purchase Agreement, 51.4 million of the shares are considered "restricted" during a lock-up period expected to expire in December 2019. During the lock-up period, Jacobs may not, without Worley's consent, directly or indirectly dispose of the "restricted" shares. The remaining 6.8 million shares not considered "restricted" were sold in the current year, netting a loss of $4.9 million, which was recognized in miscellaneous Income (Expense), net. Dividend income and unrealized gains and losses on changes in fair value of Worley shares are recognized in miscellaneous income (expense), net in continuing operations.
The Company's investment in Worley is measured at fair value through net income as it is an equity investment with a readily determinable fair value. The 51.4 million ordinary shares considered "restricted" are recorded within Prepaid expenses and other at their estimated fair value, which is $451.1 million as of September 27, 2019. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input. During the year ended September 27, 2019 Jacobs received dividend income related to the equity investment in the amount of $5.2 million.
Transition Services Agreement
Upon closing of the sale, the Company entered into a TSA with Worley pursuant to which the Company, on an interim basis, provides various services to Worley including executive consultation, corporate, information technology, and project services. The term of the TSA began immediately following the closing of the ECR sale on April 26, 2019 and will continue for up to one year, with an option to extend the period if mutually agreed upon. Pursuant to the terms of the TSA, the Company will receive payments for the interim services which approximate costs incurred to perform the services. Since inception of the TSA agreement, the Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $35.4 million in TSA related income for such services that is reported in miscellaneous income (expense) in continuing operations for the year ended September 27, 2019 before inclusion of certain incremental outside service support costs agreed to be shared equally by the parties.
Discontinued Operations
As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of the Disposal Group are reflected as held-for-sale in the Consolidated Balance Sheet as of September 28, 2018. Further, as of the year ended September 27, 2019, a portion of the ECR business remains held by Jacobs as described above and continues to be classified as held for sale for the in accordance with U.S. GAAP.
Summarized Financial Information of Discontinued Operations
The following table represents earnings (loss) from discontinued operations, net of tax (in thousands):

	For the Years Ended (1)
	September 27, 2019	September 28, 2018	September 29, 2017
Revenues	$2,725,699	$4,404,873	$3,692,662
Direct cost of contracts	(2,338,113)	(3,756,263)	(3,191,747)
Gross profit	387,586	648,610	500,915
Selling, general and administrative expenses	(320,264)	(412,282)	(366,284)
Operating Profit (Loss)	67,322	236,328	134,631
Gain on sale of ECR business	935,110	—	—
Other (expense) income, net (2)	(47,390)	(12,604)	15,432
Earnings Before Taxes from Discontinued Operations	955,042	223,724	150,063
Income Tax Expense	(395,828)	(55,931)	(32,739)
Net Earnings of the Group from Discontinued Operations	$559,214	$167,793	$117,324

(1)	The ECR business was sold April 26, 2019, therefore the year ended September 27, 2019 includes only seven months of results.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)
For the year ended September 27, 2019, other (expense) income, net includes $35.0 million in interest expense relating to the Nui Phao settlement, $6.0 million in foreign currency revaluations, $9.6 million in loss on the sale of a joint venture which is offset by $4.4 million in miscellaneous income. For the year ended September 28, 2018, other expense (income), net was comprised of an approximate $21.0 million loss on the sale of the Guimar joint venture, offset by $8.4 million in miscellaneous income.

Selling, general and administrative expenses includes $95.0 million and total other (expense) income, net includes $35.0 million for the year ended September 27, 2019 recorded in connection with charges recognized related to the Nui Phao ("NPMC") legal matter described in Note 17- Contractual Guarantees, Litigation, Investigations and Insurance.
The following tables represent the assets and liabilities held for sale (in thousands):

	September 27, 2019 (1)	September 28, 2018
Cash and cash equivalents	$—	$158,488
Receivables and contract assets	871	1,040,996
Prepaid expenses and other	81	37,200
Current assets held for sale	$952	$1,236,684

Property, Equipment and Improvements, net	$1,643	$199,847
Goodwill	24,896	1,308,000
Intangibles, net	—	83,005
Miscellaneous	439	110,838
Noncurrent assets held for sale	$26,978	$1,701,690

Notes payable	$—	$1,782
Accounts payable	—	351,482
Accrued liabilities	2,495	321,627
Contract liabilities	78	81,679
Current liabilities held for sale	$2,573	$756,570

Long-term Debt	$—	$2,710
Other Deferred Liabilities	97	147,894
Noncurrent liabilities held for sale	$97	$150,604

(1)
The September 27, 2019 held for sale balances above pertain to certain ECR entities that will be conveyed at a later date. Please refer to the Gain on Sale and Deferred Gain section above for more information.

The significant components included in our Consolidated Statements of Cash Flows for the discontinued operations are as follows (in thousands):

	For the Years Ended
	September 27, 2019	September 28, 2018
Depreciation and amortization:
Property, equipment and improvements	$2,110	$26,627
Intangible assets	$614	$13,327
Additions to property and equipment	$(9,204)	$(19,669)
Stock based compensation	$10,852	$10,838

The decrease in depreciation and amortization period over period is due to the cessation of such charges under assets held-for-sale accounting rules.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	Joint Ventures and VIEs
For consolidated joint ventures, the entire amount of the revenue recognized for services performed and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's result of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s consolidated balance sheet. There are no consolidated VIEs that have debt or credit facilities. Summary financial information of consolidated VIEs is as follows (in millions):

	September 27, 2019	September 28, 2018
Current assets	$192.6	$161.9
Non-Current assets	—	0.3
Total assets	$192.6	$162.2
Current liabilities	$138.5	$85.7
Non-current liabilities	—	—
Total liabilities	$138.5	$85.7

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Revenue	$571.6	$481.4	$72.5
Direct cost of contracts	(526.7)	(452.9)	(71.8)
Gross profit	$44.9	$28.5	$0.7
Net earnings	$45.2	$28.4	$0.7

Unconsolidated joint ventures are accounted for under the equity method or proportionate consolidation. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenue, and costs are included in the Company’s balance sheet and results of operations. For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $61.1 million and $63.7 million as of September 27, 2019, respectively and $85.1 million and $75.9 million as of September 28, 2018, respectively. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture is included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and Jacobs' investment created when Jacobs purchased their share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of September 27, 2019, the Company’s equity method investments exceeded its share of venture net assets by $71.8 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of September 27, 2019 and September 28, 2018 was a net asset of $157.9 million and $150.1 million, respectively. During the years ended September 27, 2019, September 28, 2018, and September 29, 2017, we recognized income from equity method joint ventures of $48.5 million, $47.9 million, and $38.1 million, respectively.
Summary financial information of unconsolidated joint ventures accounted for under the equity method, as derived from their unaudited financial statements, is as follows (in millions):

	September 27, 2019	September 28, 2018
Current assets	$1,443.5	$1,509.8
Non-Current assets	29.9	32.8
Total assets	$1,473.4	$1,542.6
Current liabilities	$692.1	$832.9
Non-current liabilities	473.6	664.0
Total liabilities	1,165.7	1,496.9
Joint ventures' equity	307.7	45.7
Total liabilities & joint venture equity	$1,473.4	$1,542.6

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Revenue	$3,533.1	$3,165.0	$1,853.7
Direct cost of contracts	(3,176.2)	(2,902.5)	(1,706.6)
Gross profit	$356.9	$262.5	$147.1
Net earnings	$227.0	$221.1	$130.3

Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $19.5 million and $11.1 million as of September 27, 2019 and September 28, 2018, respectively.
In July 2019, the Company sold 10% of its share of the equity method investment in Jasara, a Saudi Arabia joint venture. The Company sold the participation percentage for $1.2 million and recognized a $0.4 million gain on the sale.
9.     Restructuring and Other Charges
During fiscal 2019, the Company implemented certain restructuring and pre-separation initiatives associated with the sale of the ECR business, the acquisition of KeyW and other related cost reduction initiatives. The restructuring activities and related costs were comprised mainly of separation and lease abandonment programs, while the pre-separation activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s ECR-business separation.
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and pre-integration plans associated with the pending acquisition of CH2M, which closed on December 15, 2017. The restructuring activities and related costs under these plans were comprised mainly of severance and lease abandonment programs, while the pre-integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s integration management efforts. Following the closing of the CH2M acquisition, these activities have continued through fiscal 2019 and continue to be comprised mainly of severance, lease abandonment, IT related, consulting and other professional services as well as internal personnel costs.
The activities of the above-mentioned programs are expected to be substantially completed before the end of fiscal 2020.
During fiscal 2015, the Company began implementing a series of initiatives intended to improve operational efficiency, reduce costs and better position itself to drive growth of the business in the future. We referred to these initiatives, in the aggregate, as the “2015 Restructuring”. During fiscal 2017, the Company entered into strategic business restructuring activities associated with realignment of its Europe, United Kingdom ("U.K.") and Middle East regional operations in our PPS segment. These activities were completed in fiscal 2017.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges”.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the impacts of the Restructuring and other charges by LOB in connection with the CH2M and KeyW acquisitions and the ECR sale for the year ended September 27, 2019, the CH2M acquisition for the year ended September 28, 2018 and the 2015 Restructuring and realignment of the Company's Europe, U.K. and Middle East regional operations for the year ended September 29, 2017 (in thousands):

	September 27, 2019	September 28, 2018	September 29, 2017
Critical Mission Solutions	$17,989	$20,254	2,356
People & Places Solutions	108,835	56,238	47,743
Corporate (1)	184,646	77,148	42,781
Continuing Operations	311,470	153,640	92,880
Energy, Chemicals and Resources (included in Discontinued Operations)	(138)	37,166	42,558
Total	$311,332	$190,806	$135,438

(1)	Includes $35.0 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the year ended September 27, 2019.
The activity in the Company’s accrual for the Restructuring and other charges, other than the 2015 Restructuring and the realignment of the Company's Europe, U.K. and Middle East regional operations, as these are no longer active programs, for the year ended September 27, 2019 is as follows (in thousands):

Balance at Balance at September 28, 2018	$102,297
ECR Sale Transfer	(6,884)
Net Charges (1)	311,470
Payments & Usage	(244,181)
Balance at September 27, 2019	$162,702

(1)	Includes $35.0 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the year ended September 27, 2019.
The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M and KeyW acquisitions and the ECR sale for the year ended September 27, 2019, the CH2M acquisition for the year ended September 28, 2018 and the 2015 Restructuring and realignment of the Company's Europe, U.K. and Middle East regional operations for the year ended September 29, 2017 (in thousands):

	September 27, 2019	September 28, 2018	September 29, 2017
Lease Abandonments	$99,976	$61,526	$40,575
Involuntary Terminations	33,742	29,056	34,797
Outside Services	133,148	35,987	4,236
Other (1)	44,604	27,071	13,272
Total	$311,470	$153,640	$92,880

(1)	Includes $35.0 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the year ended September 27, 2019.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cumulative amounts incurred to date for Restructuring and other charges by each major type of cost, other than the 2015 Restructuring and the realignment of the Company's Europe, U.K. and Middle East regional operations, as these are no longer active programs, as of September 27, 2019 are as follows (in thousands):

Lease Abandonments	$161,501
Involuntary Terminations	75,678
Outside Services	169,135
Other (1)	71,428
Total	$477,742

(1)	Includes $35.0 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the year ended September 27, 2019.
10.    Borrowings
Short-Term Debt
At September 27, 2019, short-term debt consisted of a bilateral term loan facility and uncommitted credit arrangements with several banks providing short-term borrowing capacity and overdraft protection with an aggregate principal balance of $200.0 million. Offset from the term loan are deferred financing fees of $0.1 million.
On June 12, 2019, Jacobs entered into a $200.0 million bilateral term loan facility. This facility incurs interest at LIBOR plus a margin of 1% and matures in June 2020. Amounts outstanding under the bilateral term loan facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The Company was in compliance with the covenants under the bilateral term loan facility at September 27, 2019.
Long-term Debt
The following table presents certain information regarding the Company’s long-term debt at September 27, 2019 and September 28, 2018 (dollars in thousands):

	Interest Rate	Maturity	September 27, 2019	September 28, 2018
New Credit Agreement	LIBOR + applicable margin (1)	March 2024	$303,780	$—
Revolving Credit Facility	LIBOR + applicable margin (2)	February 2020	—	149,129
Term Loan Facility	LIBOR + applicable margin (3)	December 2020	400,000	1,500,000
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Deferred Financing Fees			(2,535)	(4,998)
Other	Varies	Varies	—	36
Total Long-term debt, net			$1,201,245	$2,144,167

(1)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the New Credit Agreement (defined below)), borrowings under the New Credit Agreement bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5%  or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rate, including applicable margin, at September 27, 2019 was approximately 1.00%.

(2)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates, including applicable margin, at September 28, 2018 were approximately 1.38% to 3.47%.

(3)
Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Term Loan Facility), borrowings under the Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rate, including applicable margin, at September 27, 2019 and September 28, 2018 was approximately 3.05% and 3.71%, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “Revolving Credit Facility”) with a syndicate of large U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "New Credit Agreement") which amended and restated the Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to (i) increase the Consolidated Leverage Ratio test until the closing of the ECR sale and (ii) eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). The Company was in compliance with the covenants under the New Credit Agreement at September 27, 2019.
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
On September 28, 2017, the Company entered into a $1.5 billion unsecured delayed-draw term loan facility (as amended, the “Term Loan Facility”) with a syndicate of financial institutions as lenders and letter of credit issuers. We incurred loans under the Term Loan Facility on December 15, 2017 in connection with the closing of the CH2M acquisition in order to pay cash consideration for the acquisition, and to pay fees and expenses related to the acquisition and the Term Loan Facility. Amounts outstanding under the Term Loan Facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. On November 30, 2018, the Company entered into a First Amendment to the Term Loan Facility, which provides for, among other things, the amendment of certain provisions of the Term Loan Facility to permit the ECR Disposition. The Term Loan Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, investments, liens, acquisitions, dispositions fundamental changes and transactions with affiliates. In addition, the Term Loan Facility contains customary events of default. The Company was in compliance with the covenants under the Term Loan Facility at September 27, 2019.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other indebtedness, liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. The Company was in compliance with the covenants under the Note Purchase Agreement at September 27, 2019.
We believe the carrying value of the New Credit Agreement, the Term Loan Facility, the Bilateral Term Loan and Other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $532.9 million at September 27, 2019, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $2.3 million in letters of credit under the New Credit Agreement, leaving $1.94 billion of available borrowing capacity under the New Credit Agreement at September 27, 2019. In addition, the Company had issued $259.9 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $262.2 million at September 27, 2019.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the amount of interest paid by the Company during September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

For the Years Ended
September 27, 2019	September 28, 2018	September 29, 2017
$81,582	$68,467	$12,862

11.     Revenue Accounting for Contracts and Adoption of ASC Topic 606
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents how the adoption of ASC Topic 606 affected certain line items in the Consolidated Statements of Earnings:

	Year Ended
	September 27, 2019
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Revenues	$12,714,710	$23,158	$12,737,868
Direct costs of contracts	(10,260,840)	—	(10,260,840)
Gross profit	2,453,870	23,158	2,477,028
Selling, general and administrative expenses	(2,072,177)	—	(2,072,177)
Operating Profit	381,693	23,158	404,851
Earnings from Continuing Operations Before Taxes	327,801	23,158	350,959
Income tax expense for Continuing Operations	(32,308)	(4,646)	(36,954)
Net Earnings of the Group from Continuing Operations	295,493	18,512	314,005
Net Earnings of the Group from Discontinued Operations	554,464	4,750	559,214
Net Earnings of the Group	849,957	23,262	873,219
Net Earnings Attributable to Jacobs from Continuing Operations	272,448	18,512	290,960
Net Earnings Attributable to Jacobs from Discontinued Operations	552,269	4,750	557,019
Net Earnings Attributable to Jacobs	$824,717	$23,262	$847,979

The following table presents how the adoption of ASC Topic 606 affected certain line items in the Consolidated Balance Sheets:

	September 27, 2019
(in thousands)	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Receivables and contract assets (previously presented as Receivables)	$2,839,813	$396	$2,840,209
Current assets held for sale	$952	$—	$952
Miscellaneous noncurrent assets	$917,448	$754	$918,202
Contract Liabilities (previously presented as Billings in excess of costs)	$410,464	$3,744	$414,208
Current liabilities held for sale	$2,573	$—	$2,573

Disaggregation of Revenues
Our revenues are principally derived from contracts to provide a diverse range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients. Our contracts are with many different customers in numerous industries. Refer to Note 19- Segment Information for additional information on how we disaggregate our revenues by reportable segment and for a disaggregation of our revenue by geographic area.
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Amounts classified as “Billings in excess of costs” on the Consolidated Balance Sheets of our 2018 Form 10-K have been renamed to “Contract liabilities” on the Consolidated Balance Sheets.
The increase in contract liabilities was a result of normal business activity and not materially impacted by any other factors. Revenue recognized for the year ended September 27, 2019 that was included in the contract liability balance on September 28, 2018 was $350.3 million.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Remaining Performance Obligations
The Company’s remaining performance obligations as of September 27, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $13.4 billion in remaining performance obligations as of September 27, 2019. The Company expects to recognize 48.0% of our remaining performance obligations within the next twelve months and the remaining 52.0% thereafter.
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
12.    Pension and Other Postretirement Benefit Plans
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
 As a result of the ECR sale, ECR-related pension assets and liabilities that have been sold are reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations. However, the 2018 Non-U.S Plans balances have not been restated to exclude ECR pension plan activity, rather activity for the two years is shown in the appropriate rows and the balances as of the sale date are shown in the Disposition of ECR Plans rows below.
The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) for the years ended September 27, 2019 and September 28, 2018 (in thousands):

	U.S. Plans		Non-U.S. Plans(1)
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net benefit obligation at the beginning of the year	$448,402	$169,942	$2,149,246	$1,306,807
Service cost	2,784	4,765	7,171	8,269
Interest cost	16,697	13,778	52,627	49,324
Participants’ contributions	243	839	367	451
Actuarial (gains)/losses	52,720	(30,730)	314,889	(43,595)
Benefits paid	(30,648)	(27,914)	(72,453)	(75,711)
Curtailments/settlements/plan amendments	(39,388)	(9,434)	30,124	(6,136)
Acquisition of CH2M Plans	—	327,156	—	924,233
Disposition of ECR Plans	—	—	(99,504)	—
Effect of exchange rate changes and other, net	(2,270)	—	(124,338)	(14,396)
Net benefit obligation at the end of the year	$448,540	$448,402	$2,258,129	$2,149,246

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) for the years ended September 27, 2019 and September 28, 2018 (in thousands):

	U.S. Plans		Non-U.S. Plans(1)
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Fair value of plan assets at the beginning of the year	$390,829	$147,788	$1,867,481	$1,076,928
Actual return on plan assets	31,140	9,891	280,785	(19,883)
Employer contributions	10,668	58,097	32,063	31,556
Participants’ contributions	243	839	367	451
Gross benefits paid	(30,648)	(27,914)	(72,453)	(75,711)
Curtailments/settlements/plan amendments	(9,751)	(9,434)	(5,814)	(5,496)
Acquisition of CH2M Plans	—	211,562	—	869,414
Disposition of ECR Plans	—	—	(76,111)	—
Effect of exchange rate changes and other, net	(2,271)	—	(109,681)	(9,778)
Fair value of plan assets at the end of the year	$390,210	$390,829	$1,916,637	$1,867,481

During fiscal 2019, the Company incurred combined curtailment and settlement gains on our defined benefit plans of approximately $33.1 million primarily related to our CH2M retiree medical (further discussed below) and Ireland. During fiscal 2018, the Company incurred combined curtailment and settlement losses on its defined benefit plans of approximately $5.4 million primarily related to its Sverdrup and Ireland pension plans.
The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at September 27, 2019 and September 28, 2018 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans (1)
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net benefit obligation at the end of the year	$448,540	$448,402	$2,258,129	$2,149,246
Fair value of plan assets at the end of the year	390,210	390,829	1,916,637	1,867,481
Under funded amount recognized at the end of the year	$58,330	$57,573	$341,492	$281,765

The following table presents the accumulated benefit obligation at September 27, 2019 and September 28, 2018 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans (1)
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Accumulated benefit obligation at the end of the year	$447,609	$447,549	$2,244,710	$2,123,839

The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 27, 2019 and September 28, 2018 (segregated between plans existing within and outside the U.S.) (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	U.S. Plans		Non-U.S. Plans (1)
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Prepaid benefit cost included in noncurrent assets	$—	$—	$2,939	$19,736
Accrued benefit cost included in current liabilities	85	2,548	4,177	3,671
Accrued benefit cost included in noncurrent liabilities	58,245	55,025	340,254	297,830
Net amount recognized at the end of the year	$58,330	$57,573	$341,492	$281,765

The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s U.S. plans for the years ended September 27, 2019, September 28, 2018 and September 29, 2017:

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Discount rates	2.8% to 3.1%	3.9% to 4.2%	3.5%
Rates of compensation increases	3.5%	3.5%	—%
Return on Assets	5.1%	5.8% to 5.9%	7.5%

The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s non-U.S. plans for the years ended September 27, 2019, September 28, 2018 and September 29, 2017:

For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Discount rates	0.2% to 7.1%	1.3% to 8.1%	1.3% to 7.0%
Rates of compensation increases	3.7% to 7.5%	3.8% to 7.5%	5.5% to 7.5%
Expected long-term rates of return on assets	2.3% to 7.5%	3.8% to 7.5%	5.3% to 8.5%

The following table presents certain amounts relating to our U.S. plans recognized in accumulated other comprehensive (gain) loss at September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

	September 27, 2019	September 28, 2018	September 29, 2017
Arising during the period:
Net actuarial (gain) loss	$36,108	$(7,514)	$(11,372)
Reclassification adjustments:
Net actuarial losses	(2,282)	(2,913)	(2,431)
Total	$33,826	$(10,427)	$(13,803)

The following table presents certain amounts relating to our non-U.S. plans recognized in accumulated other comprehensive (gain) loss at September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 27, 2019	September 28, 2018	September 29, 2017
Arising during the period:
Net actuarial (gain) loss	$83,368	$59,827	$(76,860)
Net (gain) loss on Sale of ECR	(12,520)	—	—
Prior service cost (benefit)	29,829	215	119
Total	100,677	60,042	(76,741)
Reclassification adjustments:
Net actuarial losses	(6,546)	(5,507)	(8,732)
Prior service cost	(1,075)	181	229
Total	(7,621)	(5,326)	(8,503)
Total	$93,056	$54,716	$(85,244)

The following table presents certain amounts relating to our plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at September 27, 2019 and September 28, 2018 (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net actuarial loss	$71,083	$37,255	$365,661	$273,312
Prior service cost	—	—	28,346	(700)
Total	$71,083	$37,255	$394,007	$272,612

The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic benefit cost in fiscal 2020 based on 2019 exchange rates (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans	Non-U.S. Plans
Unrecognized net actuarial loss	$3,546	$7,500
Unrecognized prior service cost	—	1,392
Accumulated comprehensive loss to be recorded against earnings	$3,546	$8,892

We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at September 27, 2019 and September 28, 2018 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Plans		Non-U.S. Pans
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Equity securities	3%	27%	20%	24%
Debt securities	58%	39%	52%	49%
Real estate investments	—%	—%	7%	8%
Other	39%	34%	21%	19%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the Fair Value of the Company’s Domestic U.S. plan assets at September 27, 2019, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 27, 2019
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Domestic equities	$10,890	$—	$—	$—	$10,890
Overseas equities	—	—	—	—	—
Domestic bonds	65,490	134,594	—	—	200,084
Overseas bonds	—	20,020	—	—	20,020
Cash and equivalents	28,972	—	—	—	28,972
Mutual funds	130,244	—	—	—	130,244
Hedge funds	—	—	—	—	—
Total	$235,596	$154,614	$—	$—	$390,210

The following table presents the Fair Value of the Company’s non-U.S. plan assets at September 27, 2019, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 27, 2019
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Domestic equities	$—	$17,255	$—	$19,413	$36,668
Overseas equities	—	182,600	—	50,127	232,727
Domestic bonds	—	306,225	—	34,408	340,633
Overseas bonds	—	728,616	—	39,292	767,908
Cash and equivalents	37,811	(16)	—		37,795
Real estate	—	24,735	97,539	15,198	137,472
Insurance contracts	—	4,478	72,788		77,266
Derivatives	—	—	—		—
Hedge funds	—	—	130,200	7,156	137,356
Mutual funds	—	148,812	—	—	148,812
Total	$37,811	$1,412,705	$300,527	$165,594	$1,916,637

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the Fair Value of the Company’s U.S. plan assets at September 28, 2018, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 28, 2018
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Domestic equities	$13,861	$63,937	$—	$—	$77,798
Overseas equities	26,699	—	—	—	26,699
Domestic bonds	84,894	58,229	—	—	143,123
Overseas bonds	938	9,570	—	—	10,508
Cash and equivalents	6,631	—	—	—	6,631
Mutual funds	126,042	—	—	—	126,042
Hedge funds	—	—	—	28	28
Total	$259,065	$131,736	$—	$28	$390,829

The following table presents the Fair Value of the Company’s non-U.S. plan assets at September 28, 2018, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 28, 2018
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Domestic equities	$—	$31,868	—	36,642	$68,510
Overseas equities	—	327,309	—	44,675	371,984
Domestic bonds	252	222,282	—	1,080	223,614
Overseas bonds	—	641,966	—	60,804	702,770
Cash and equivalents	33,482	7,822	—		41,304
Real estate	—	26,987	99,587	17,568	144,142
Insurance contracts	—	4,188	95,782		99,970
Derivatives	69	(26,656)	—		(26,587)
Hedge funds	—	—	135,786	8,047	143,833
Mutual funds	—	97,941	—		97,941
Total	$33,803	$1,333,707	$331,155	$168,816	$1,867,481

The following table summarizes the changes in the Fair Value of the Company’s U.S. plans’ Level 3 assets for the years ended September 28, 2018 and September 27, 2019 (in thousands):

Hedge Funds
Balance at September 29, 2017	$6,176
Purchases, sales and settlements	(6,176)
Realized and unrealized gains	—
Balance at September 28, 2018	$—

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the changes in the Fair Value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the years ended September 28, 2018 and September 27, 2019 (in thousands):

	Real Estate	Insurance Contracts	Hedge Funds
Balance at Balance at September 29, 2017	$58,974	$74,353	$303,729
Purchases, sales, and settlements	42,711	21,626	(154,446)
Realized and unrealized gains	(784)	1,551	(6,650)
Effect of exchange rate changes	(1,314)	(1,748)	(6,847)
Balance at September 28, 2018	$99,587	$95,782	$135,786
Purchases, sales, and settlements	(17,902)	(5,126)	(26,591)
Realized and unrealized gains (losses)	21,838	9,134	29,161
Disposition of ECR Assets	—	(22,885)	—
Effect of exchange rate changes	(5,984)	(4,117)	(8,156)
Balance at September 27, 2019	$97,539	$72,788	$130,200

The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2020 (in thousands):

	U.S. Plans	Non-U.S. Plans
Anticipated cash contributions	$—	$28,282

The following table presents the total benefit payments expected to be paid to plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Plans	Non-U.S. Pans
2020	$35,064	$65,131
2021	33,225	64,968
2022	32,230	66,765
2023	31,594	68,097
2024	30,431	68,636
For the periods 2025 through 2029	137,252	388,015

The following table presents the components of net periodic benefit cost for the Company’s U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

	September 27, 2019	September 28, 2018	September 29, 2017
Service cost	$2,784	$4,765	$1,000
Interest cost	16,697	13,778	5,757
Expected return on plan assets	(21,508)	(19,663)	(9,942)
Actuarial loss	3,026	3,845	3,985
Prior service cost	—	—	—
Net pension cost, before special items	$999	$2,725	$800
Curtailment expense/Settlement (gain) loss	(35,020)	4,146	1,781
Total net periodic pension cost recognized	$(34,021)	$6,871	$2,581

The following table presents the components of net periodic benefit cost for the Company’s Non-U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 27, 2019	September 28, 2018	September 29, 2017
Service cost	$7,171	$8,269	$7,509
Interest cost	52,627	49,324	31,205
Expected return on plan assets	(82,274)	(83,328)	(56,269)
Actuarial loss	7,854	6,655	10,616
Prior service cost	1,263	(257)	(329)
Net pension cost, before special items	$(13,359)	$(19,337)	$(7,268)
Curtailment expense/Settlement (gain) loss	1,933	1,268	(298)
Total net periodic pension (income) cost recognized	$(11,426)	$(18,069)	$(7,566)
Total net periodic pension (income) cost recognized from Discontinued Operations	$2,282	$3,606	$3,279
Total net periodic pension (income) cost recognized from Continuing Operations	$(13,708)	$(21,675)	$(10,845)

As a result of the adoption of ASU 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in the first quarter of fiscal 2019, the service cost component of net periodic pension expense has been presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense have been reclassified from selling, general and administrative expense and direct cost of contracts and instead presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 in the amounts of $24.4 million, $24.2 million and $13.5 million, respectively.
In the first quarter of fiscal 2019, the Company elected to discontinue the CH2M Hill Retiree Medical Plan and the OMI Retiree Medical Plan, effective December 31, 2018. Lump sum payments were made to participants in fiscal 2019, resulting in a plan settlement and related settlement gain of $35.0 million recognized in fiscal 2019.
On January 1, 2019, the CH2M Hill Pension Plan and the CH2M Hill IDC Pension Plan merged into the Company's Sverdrup Pension Plan. The newly combined plan is called the Jacobs Consolidated Pension Plan.
Due to a recent ruling by the High Court in the United Kingdom regarding equalization between men and women of a tranche of pension (the Guaranteed Minimum Pension) accrued between 1990 and 1997, Jacobs measured the estimated impact of this ruling in its consolidated financial statements, resulting in an increase of approximately $38.2 million in the ASC 715 balance sheet liability in fiscal 2019, with an offset to other comprehensive income, net of tax. Additionally, the Company has recognized an additional $1.5 million in additional net periodic benefit cost during the year ended September 27, 2019 as a result of the ruling.
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
The following table presents the Company’s contributions to these multiemployer plans for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 27, 2019	September 28, 2018	September 29, 2017
Canada	$16,625	$36,354	$35,182
Europe	9,413	10,677	6,212
United States	7,149	9,536	4,548
Contributions to multiemployer pension plans	$33,187	$56,567	$45,942

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
13.    Savings and Deferred Compensation Plans
Savings Plans
We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under Section 401(k) of the U.S. Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. The following table presents the Company’s contributions to these savings plans for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

September 27, 2019	September 28, 2018	September 29, 2017
$103,375	$113,135	$82,882

Deferred Compensation Plans
Our Executive Security Plan, Executive Deferral Plans, Directors Deferral Plan, legacy CH2M Supplemental Executive Retirement and Retention Plan and legacy CH2M Deferred Compensation Plan are non-qualified deferred compensation programs that provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. The plans are unfunded; therefore, benefits are paid from the general assets of the Company. Participants' cash deferrals earn a return based on the participants' selection of investments in several hypothetical investment options. Participants are also able to defer stock based compensation in the plans, which must remain invested in Company stock and are distributed in shares of Jacobs common stock. Since no investment diversification is permitted, changes in the fair value of Jacobs' common stock are not recognized. For the deferred compensation held in company stock, the number of shares needed to settle the liability is included in the denominator in both the basic and diluted earnings per share calculations. The following table presents the amount charged to expense for the Company’s deferred compensation plans for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

September 27, 2019	September 28, 2018	September 29, 2017
$2,395	$4,445	$4,368

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.	Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated income (loss) after-tax for the years ended September 27, 2019 and September 28, 2018 (in thousands):

	Change in Pension and Retiree Medical Plan Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at September 29, 2017	$(265,578)	$(386,140)	$(1,796)	$(653,514)
Other comprehensive income (loss)	(52,528)	(119,070)	618	(170,980)
Reclassifications from other comprehensive income (loss)	8,239	9,193	359	17,791
Balance at September 28, 2018	$(309,867)	$(496,017)	$(819)	$(806,703)
Other comprehensive income (loss)	(104,434)	(84,456)	990	(187,900)
Reclassifications from other comprehensive income (loss)	(22,448)	100,428	(189)	77,791
Balance at September 27, 2019	$(436,749)	$(480,045)	$(18)	$(916,812)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.	Income Taxes
The following table presents the components of our consolidated income tax expense for continuing operations for years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Current income tax (benefit) expense from continuing operations:
Federal	$25,549	$49,829	$22,825
State	6,639	(1,546)	7,481
Foreign	57,156	20,858	9,194
Total current tax expense from continuing operations	89,344	69,141	39,500
Deferred income tax expense (benefit) from continuing operations:
Federal	6,607	230,358	22,854
State	20,408	17,318	1,832
Foreign	(79,405)	8,815	8,917
Total deferred tax expense (benefit) from continuing operations	$(52,390)	$256,491	$33,603
Consolidated income tax expense from continuing operations	$36,954	$325,632	$73,103

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States and significantly revised the U.S. corporate income tax laws. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” like that used when accounting for business combinations. As of December 22, 2018, we have completed our accounting for the tax effects of the enactment of the Act. For the deferred tax balances, we remeasured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s revised remeasurement resulted in cumulative charges to income tax expense of $144.4 million attributable to fiscal year 2018. Additionally, in fiscal year 2019, the Company recorded $24.4 million of tax expense associated with the revaluation of U.S. net operating losses that were expected to be recovered at 35%, but were actually utilized at 21%.
The Act calls for a one-time tax on deemed repatriation of foreign earnings. This one-time transition tax is based on our total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. The Company has made a revised provisional estimate of the transition tax. In fiscal 2019, the Company filed its tax return which reflected the transition tax. The net tax liability after considering foreign tax credits resulted in a tax liability of $0.8 million.

In the prior fiscal year, the Company adopted ASU No 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income as a result of tax reform. As a result of adoption of ASU 2018-02, the Company reclassified $10.2 million in accumulated other comprehensive income to retained earnings relating to the fiscal 2018 year deferred tax activity for its U.S. pension plans resulting from the Act.
Deferred taxes reflect the tax effects of temporary differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the components of our net deferred tax assets at September 27, 2019 and September 28, 2018 (in thousands):

	September 27, 2019	September 28, 2018
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$56,854	$39,777
Other employee benefit plans	149,276	135,713
Net operating losses	241,033	149,256
Foreign tax credit	84,553	145,931
Other credits	13,881	13,972
Contract revenues and costs	62,318	144,383
Deferred rent	21,847	5,654
Restructuring	8,205	5,289
Other	3,821	—
Valuation allowance	(153,257)	(256,948)
Gross deferred tax assets	488,531	383,027
Deferred tax liabilities:
Depreciation and amortization	(177,002)	(159,312)
Self-insurance programs		—
Unremitted earnings	(29,761)	(48,578)
Other, net	(246)	(8,345)
Gross deferred tax liabilities	(207,009)	(216,235)
Net deferred tax assets	$281,522	$166,792

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. The valuation allowance was $153.3 million at September 27, 2019 and $256.9 million at September 28, 2018. Of the $103.7 million decrease in the valuation allowance, $85.4 million relates to the direct net write-off of the gross deferred tax asset which has no impact on income tax expense. The remaining decrease includes $29.1 million related to a change in judgment in the realizability of certain deferred tax assets in the current year which resulted in a benefit recorded to income tax expense, offset by a $10.9 million increase associated with acquisitions.
Net operating loss carry forwards of foreign subsidiaries at September 27, 2019 and September 28, 2018 totaled $710.5 million and $470.4 million, respectively. In addition, as of September 27, 2019, the Company has U.S. federal net operating loss carryforwards of $234.6 million. The Company's net operating losses have various expiration periods between 2020 and indefinite periods. At September 27, 2019, the Company has foreign tax and research credit carryforwards of $84.6 million and $6.1 million, respectively, expiring between 2022 and 2037.
The following table presents the income tax benefits from continuing operations realized from the exercise of non-qualified stock options and disqualifying dispositions of stock sold under our employee stock purchase plans for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in millions):

For the Years Ended
September 27, 2019	September 28, 2018	September 29, 2017
$7.9	$2.2	$1.8

The Company’s consolidated effective income tax rate is lower than the US statutory rate of 21.0% primarily due to a $29.1 million benefit from foreign valuation allowance releases, $15.7 million of foreign tax and other credits generated in the current year, a benefit of $17.9 million from foreign deferred adjustments and a reduction in uncertain tax positions of $6.9 million. The decreases in tax expense were offset by a $36.6 million charge from the remeasurement of net deferred tax assets and other miscellaneous U.S. tax reform charges.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles total income tax expense from continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense for continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (dollars in thousands):

	For the Years Ended
	September 27, 2019%		September 28, 2018%		September 29, 2017%
Statutory amount	$73,701	21.0%	$81,421	24.6%	$85,104	35%
State taxes, net of the federal benefit	10,183	2.9%	15,772	4.8%	6,983	2.9%
Exclusion of tax on non-controlling interests	(4,839)	(1.4)%	(2,389)	(0.7)%	2,223	0.9%
Foreign:
Difference in tax rates of foreign operations	1,083	0.3%	2,815	0.9%	(880)	(0.4)%
Benefit from foreign valuation allowance release	(29,125)	(8.3)%	(5,088)	(1.5)%	(3,085)	(1.3)%
Nontaxable income from foreign affiliate	—	—%	—	—%	(1,320)	(0.5)%
U.S. tax cost (benefit) of foreign operations	(17,760)	(5.1)%	4,030	1.2%	10,147	4.2%
Tax differential on foreign earnings	(45,802)	(13.1)%	1,757	0.6%	4,862	2.0%
Foreign tax credits	(15,682)	(4.5)%	(21,735)	(6.6)%	(16,337)	(6.7)%
Tax reform	36,674	10.4%	155,756	47.1%	—	—
Valuation allowance	(207)	(0.1)%	104,221	31.5%	—	—
Uncertain tax positions	(6,883)	(2.0)%	(1,402)	(0.4)%	(5,624)	(2.3)%
Other items:
IRS §179D deduction	(2,957)	(0.8)%	(4,557)	(1.4)%	(2,613)	(1.1)%
IRS §199D deduction	—	—	—	—%	(1,647)	(0.7)%
Disallowed officer compensation	5,568	1.6%	1,510	0.5%	1,255	0.5%
Stock compensation	(7,864)	(2.2)%	(2,158)	(0.7)%	(1,783)	(0.7)%
Foreign partnership income/(loss)	—	—%	(3,678)	(1.1)%	(725)	(0.3)%
Other items – net	(4,938)	(1.4)%	1,114	0.3%	1,405	0.6%
Total other items	(10,191)	(2.8)%	(7,769)	(2.4)%	(4,108)	(1.7)%
Taxes on income from continuing operations	$36,954	10.5%	$325,632	98.4%	$73,103	30.1%

The Company’s consolidated effective income tax rate for continuing operations for the year ended September 27, 2019 decreased to 10.5% from 98.4% for fiscal 2018. Key drivers for this year over year decrease in the effective tax rate include a reduction of $119.1 million associated with remeasurement of U.S. deferred tax items due to tax reform and a decrease in the amount charged for valuation allowance related to foreign tax credits of $104.2 million.
The Company’s consolidated effective income tax rate for continuing operations for the year ended September 28, 2018 increased to 98.4% from 30.1% for fiscal 2017. Key drivers for this year over year increase include the reduction in the U.S. statutory tax rate in fiscal year 2018 causing a detriment for remeasurement of the deferred tax items in the U.S. of $139.8 million, as well as a charge for valuation allowance related to foreign tax credits of $104.2 million. In addition, there was an increase due to the difference in foreign tax rates compared to the new U.S. statutory rate of $19.8 million. These detriments were partially offset by a $4.6 million benefit related to internal revenue service code section 179D, a nonrecurring benefit of $2.8 million related to tax accounting method changes and a $5.7 million federal hurricane credit.
The following table presents income tax payments made during the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in millions):

September 27, 2019	September 28, 2018	September 29, 2017
$291.7	$44.3	$78.4

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the components of our consolidated earnings from continuing operations before taxes for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
United States earnings	$225,898	$263,991	$177,599
Foreign earnings	125,061	66,990	65,555
	$350,959	$330,981	$243,154

The tax cost, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries. As of September 27, 2019, the estimate of repatriating earnings to the United States is estimated at $29.8 million. The Company does not assert any earnings to be permanently reinvested.
The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties (i.e., not as part of income tax expense). The Company’s liability for gross unrecognized tax benefits was $85.2 million and $76.7 million at September 27, 2019 and September 28, 2018, respectively, all of which, if recognized, would affect the Company’s consolidated effective income tax rate. The Company had $51.1 million and $56.3 million in accrued interest and penalties at September 27, 2019 and September 28, 2018, respectively. The Company estimates that, within twelve months, we may realize a decrease in our uncertain tax positions of approximately $4.3 million as a result of concluding various tax audits and closing tax years. As of September 27, 2019, the Company’s U.S. federal income tax returns for tax years 2010 and forward remain subject to examination.
The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits for both continuing and discontinued operations, with ECR-sale related impacts removed in the current year Acquisitions/Divestitures row, for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Balance, beginning of year	$179,140	$38,580	$44,167
Acquisitions/Divestitures	(31,004)	137,912	—
Additions based on tax positions related to the current year	7,455	9,780	5,900
Additions for tax positions of prior years	1,994	5,561	237
Reductions for tax positions of prior years	(49,849)	(8,962)	(4,524)
Settlement	(3,381)	(3,731)	(7,200)
Balance, end of year	$104,355	$179,140	$38,580

On June 12, 2019, the Company completed the acquisition of KeyW and on December 15, 2017 the Company completed the acquisition of CH2M. For income tax purposes, the transactions were accounted for as stock purchases. As a result of the acquisitions, the Company adjusted its U.S. GAAP opening balance sheet of KeyW and CH2M to reflect estimates of the fair value of the net assets acquired. For income tax purposes, the tax attributes and basis of net assets acquired carryover without any step-up to fair value. For KeyW, the Company has made preliminary estimates and recorded deferred taxes associated with the purchase accounting. It is expected that the Company will make adjustments to the purchase accounting over the relevant measurement period as allowed by ASC 805. For CH2M, the Company completed its purchase accounting in the first quarter of the current fiscal year.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.	Commitments and Contingencies and Derivative Financial Instruments
Commitments Under Operating Leases
We lease certain of our facilities and equipment under operating leases with net aggregate future lease payments at September 27, 2019, payable as follows (in thousands):

In fiscal years,
2020	$190,287
2021	172,017
2022	151,452
2023	131,250
2024	116,381
Thereafter	352,194
1,113,581
Amounts representing sublease income	(31,884)
$1,081,697

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
The following table presents rent expense and sublease income offsetting the Company’s rent expense for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 (in thousands):

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Rent expense	$167,365	$169,931	$96,875
Sublease income	(11,514)	(5,087)	(3,160)
Net rent expense	$155,851	$164,844	$93,715

Derivative Financial Instruments
In situations where our operations incur contract costs in currencies other than their functional currency, we attempt to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts in order to limit our exposure to fluctuating foreign currencies. The Company does not currently have outstanding foreign currency derivatives that would have a material effect on our consolidated financial statements or results of operations.
Letters of Credit
At September 27, 2019, the Company had issued and outstanding approximately $262.2 million in LOCs and $2.0 billion in surety bonds. Of the outstanding LOC amount, $2.3 million has been issued under the New Credit Agreement and $259.9 million are issued under separate, committed and uncommitted letter-of-credit facilities.

17. Contractual Guarantees, Litigation, Investigations and Insurance
In the normal course of business, we make contractual commitments some of which are supported by separate guarantees; and on occasion we are a party in a litigation or arbitration proceeding. The litigation or arbitration in which we are involved primarily includes personal injury claims, professional liability claims and breach of contract claims. Where we provide a separate guarantee it is strictly in support of the underlying contractual commitment. Guarantees take various forms including surety bonds required by law, or standby letters of credit ("LOC") (also referred to as “bank guarantees”) or corporate guarantees given to induce a party to enter into a contract with a subsidiary. Standby LOCs are

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

also used as security for advance payments or in various other transactions. The guarantees have various expiration dates ranging from an arbitrary date to completion of our work (e.g., engineering only) to completion of the overall project. See Note 16- Commitments and Contingencies and Derivative Financial Instruments for more information surrounding LOCs and surety bonds.
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
On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”) in Singapore before the Singapore International Arbitration Centre. Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for a Nui Phao mine/mineral processing project in Vietnam as part of the Company’s Energy, Chemicals & Resources (“ECR”) line of business. A three-week hearing on the merits concluded on December 15, 2017. On March 28, 2019, the arbitration panel issued a decision finding against Jacobs E&C and awarding damages to NPMC of approximately $95.0 million. NPMC subsequently asserted an additional claim for interest, costs and attorneys' fees for approximately $70.0 million, which the Company disputed. On June 28, 2019, the Company filed an application in Singapore to set aside the award. In addition, NPMC filed an application to enforce the award in Australia. On August 30, 2019, NPMC and Jacobs E&C settled all of the foregoing proceedings. Under the terms of the settlement, Jacobs E&C made a payment to NPMC in the amount of $130.0 million. The settlement otherwise remains confidential. The Company expects that a portion of the settlement amount is subject to recovery from insurance; however, the Company currently has not recognized any income for related insurance recoveries. Under the terms of the sale of the Company’s ECR business to Worley on April 26, 2019, the Company has retained liability with respect to this matter.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2012, CH2M HILL Australia Pty Limited, a subsidiary of CH2M, entered into a 50 /50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC and is seeking compensatory damages in the amount of approximately $530.0 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC has provided a preliminary estimate of the monetary value of its claims, which we believe will result in alleged damages in excess of $1.7 billion, and has drawn on bonds. This draw on bonds does not impact the Company's ultimate liability. A hearing on this matter is scheduled to begin in February 2020 and no decision is expected before 2021. In September 2018, JKC filed a declaratory judgment action in Western Australia alleging that the entities which executed parent company guaranties for the Consortium, including CH2M Hill Companies, Ltd., have an obligation to pay JKC’s ongoing costs to complete the project after termination. A hearing on that matter was held on March 12 and 13, 2019, and a decision in favor of the Consortium was issued. JKC has appealed the decision. If the Consortium is found liable, these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and /or cash flows, particularly in the short term. However, the Consortium has denied liability and is vigorously defending these claims and pursuing its affirmative claims against JKC, and based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, in excess of the current reserve for this matter. See Note 5- Business Combinations for further information relating to CH2M contingencies.
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority (“TVA”) was breached, releasing fly ash waste into the Emory River and surrounding community.  In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain  employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company’s failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. There are currently six separate cases, the primary case, Greg Adkisson, ET AL v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG in the US District Court for the Eastern District of Tennessee,  consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that have been filed against the Company by employees of the contractors. The cases are at various stages of litigation, and several of the cases are currently stayed by the court pending resolution of other cases. In May 2019, Roane County filed a claim against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. This matter is scheduled for trial in 2021. In addition, in November 2019, a resident of Roane County filed a purported class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash.  There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the cases. The Company disputes the claims asserted in all of the above matters and is vigorously defending these claims.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.	Other Financial Information
Receivables and contract assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at September 27, 2019 and September 28, 2018 as well as certain other related information (in thousands):

	September 27, 2019	September 28, 2018
Components of receivables:
Amounts billed, net	$1,222,339	$1,107,250
Unbilled receivables and other	1,216,028	1,393,246
Contract assets	401,842	13,438
Total receivables and contract assets, net	$2,840,209	$2,513,934
Other information about receivables:
Amounts due from the United States federal government included above, net of advanced billings	$630,975	$472,846

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
Contract assets represent unbilled amounts where the right to payment is subject to more than merely the passage of time and includes performance-based incentives and services provided ahead of agreed contractual milestones. Contract assets are transferred to unbilled receivables when the right to consideration becomes unconditional and are transferred to amounts billed upon invoicing. The increase in contract assets was a result of the adoption of ASC 606 and was not materially impacted by any other factors.
Property, Equipment and Improvements, Net
The following table presents the components of our property, equipment and improvements, net at September 27, 2019 and September 28, 2018 (in thousands):

	September 27, 2019	September 28, 2018
Land	$355	$1,340
Buildings	14,331	12,867
Equipment	533,804	482,783
Leasehold improvements	247,660	198,287
Construction in progress	8,781	17,684
	804,931	712,961
Accumulated depreciation and amortization	(496,788)	(455,102)
	$308,143	$257,859

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Miscellaneous Noncurrent Assets
The following table presents the components of “Miscellaneous noncurrent assets” shown in the accompanying Consolidated Balance Sheets at September 27, 2019 and September 28, 2018 (in thousands):

	September 27, 2019	September 28, 2018
Deferred income taxes	$514,633	$319,405
Deferred compensation arrangement investments	219,948	280,337
Equity Method Investments	157,919	150,052
Other	25,702	11,060
Total	$918,202	$760,854

Deferred compensation arrangement investments are comprised of the cash surrender value of life insurance policies and pooled-investment funds. The fair value of the pooled investment funds is derived using Level 2 inputs.
 Accrued Liabilities
The following table presents the components of “Accrued liabilities” shown in the accompanying Consolidated Balance Sheets at September 27, 2019 and September 28, 2018 (in thousands):

	September 27, 2019	September 28, 2018
Accrued payroll and related liabilities	$677,313	$633,404
Project-related accruals	58,835	40,378
Non project-related accruals	258,312	295,463
Insurance liabilities	83,968	58,666
Sales and other similar taxes	34,390	58,728
Deferred rent	68,914	58,252
Dividends payable	23,439	22,111
Deferred gain on ECR disposition (1)	179,208	—
Total	$1,384,379	$1,167,002

(1)	See Note 7- Sale of Energy, Chemicals and Resource ("ECR") Business for discussion regarding deferred gain.
Other Deferred Liabilities
The following table presents the components of “Other deferred liabilities” shown in the accompanying Consolidated Balance Sheets at September 27, 2019 and September 28, 2018 (in thousands):

	September 27, 2019	September 28, 2018
Liabilities relating to defined benefit pension and early retirement plans	$398,499	$329,604
Liabilities relating to nonqualified deferred compensation arrangements	177,401	216,068
Deferred income taxes	233,111	152,613
Miscellaneous	609,994	562,692
Total	$1,419,005	$1,260,977

19.	Segment Information
During the second quarter of fiscal 2018, we reorganized our operating and reporting structure around three lines of business (“LOBs”), which also serve as the Company’s operating segments. This reorganization occurred in conjunction with the integration of CH2M into the Company's legacy businesses, and was intended to better serve our global clients, leverage our workforce, help streamline operations and provide enhanced growth opportunities. Additionally, in the first quarter of fiscal 2019, we further refined our operating segment structure to move the GES business from the CMS segment to the PPS segment to further align with the management and reporting structure of the business. As a result of the reorganization mentioned above and prior to the ECR sale, the three global LOBs are as follows: Critical Mission Solutions ("CMS"); People & Places Solutions ("PPS"); and Energy, Chemicals and Resources ("ECR"). Because the results from our ECR business formerly reported as a stand-alone segment are reflected in our

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consolidated financial statements as discontinued operations for all periods presented, they are not reflected in the separate segment disclosures below. For further information, refer to Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business. The Company’s LOB leadership and internal reporting structures report to the Chief Executive Officer, who is also the Chief Operating Decision Maker (“CODM”), and enable the CODM to evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. The sales function is managed on an LOB basis, and accordingly, the associated cost is embedded in the new segments and reported to the respective LOB presidents. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. 1999 SIP have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in other corporate expenses).
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

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Revenues from External Customers:
Critical Mission Solutions	$4,551,162	$3,725,365	$2,467,501
People & Places Solutions	8,186,706	6,854,408	3,862,625
Total	$12,737,868	$10,579,773	$6,330,126

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Segment Operating Profit:
Critical Mission Solutions (1)	$310,043	$255,718	$197,196
People & Places Solutions (2)	714,394	527,900	265,928
Total Segment Operating Profit	1,024,437	783,618	463,124
Other Corporate Expenses (3)	(264,351)	(161,788)	(110,234)
Restructuring and Other Charges	(337,066)	(153,951)	(91,648)
Transaction Costs	(18,169)	(80,436)	(17,100)
Total U.S. GAAP Operating Profit	404,851	387,443	244,142
Total Other (Expense) Income, net (4)	(53,892)	(56,462)	(988)
Earnings from Continuing Operations Before Taxes	$350,959	$330,981	$243,154

(1)	Includes $15.0 million in charges during the year ended September 28, 2018 associated with a legal matter.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)
Includes $25.0 million in charges associated with a certain project for the year ended September 27, 2019. Excludes $23.8 million in restructuring and other charges for the year ended September 29, 2017. See Note 9, Restructuring and Other Charges.

(3)
Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amount of $14.8 million, $25.6 million and $29.1 million for the years ended September 27, 2019, September 28, 2018 and September 29, 2017, respectively. Other corporate expenses also include intangibles amortization of $79.1 million, $68.1 million and $33.5 million for the years ended September 27, 2019, September 28, 2018 and September 29, 2017, respectively.

(4)
Includes gain on the settlement of the CH2M retiree medical plans of $35.0 million and the amortization of deferred financing fees related to the CH2M acquisition of $3.2 million and $1.8 million for the years ended September 27, 2019 and September 28, 2018 respectively. Also includes revenues under the Company's TSA agreement with Worley of $35.4 million offset by $64.8 million for fair value adjustments (unrealized losses) and dividend income related to our investment in Worley stock and certain foreign currency revaluations relating to ECR sale proceeds for the year ended September 27, 2019.

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
The following tables presents certain financial information by geographic area (in thousands):

	For the Years Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Revenues:
United States	$9,006,730	$6,908,988	$3,881,696
Europe	2,242,976	2,495,805	1,754,036
Canada	213,172	189,865	6,531
Asia	195,023	163,761	111,646
India	62,543	52,533	40,469
Australia and New Zealand	533,251	578,108	519,575
South America and Mexico	7,416	17,656	244
Middle East and Africa	476,757	173,057	15,929
Total	$12,737,868	$10,579,773	$6,330,126

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues were earned from unaffiliated clients located primarily within the various and respective geographic areas shown.

	For the Years Ended
	September 27, 2019	September 28, 2018
Property, equipment and improvements, net:
United States	$230,476	$118,073
Europe	52,775	58,739
Canada	3,199	21,559
Asia	5,652	3,588
India	2,379	19,446
Australia and New Zealand	12,091	16,151
South America and Mexico	—	3,650
Middle East and Africa	1,571	16,653
Total	$308,143	$257,859

The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues:

For the Years Ended
September 27, 2019	September 28, 2018	September 29, 2017
27%	32%	30%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

0.    Selected Quarterly Information — Unaudited
The following table presents selected quarterly financial information. (in thousands, except for per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
September 27, 2019
Revenues	$3,083,788		$3,091,596		$3,169,622		$3,392,862		$12,737,868
Operating profit (a)	$113,130	(b)	$102,681	(b)	$89,954	(b)	$99,086	(b)	$404,851
Earnings from Continuing Operations Before Taxes	$92,191		$111,832		$93,399		$53,537		$350,959
Net earnings of the Group from Continuing Operations	$69,433		$119,779		$95,380		$29,413		$314,005
Net earnings Attributable to Jacobs from Continuing Operations	$64,894	(b)	$114,755	(b)	$89,365	(b)	$21,946	(b)	$290,960
Net Earnings Attributable to Jacobs	$124,296	(b)	$56,917	(b)	$524,442	(b)	$142,324	(b)	$847,979
Earnings per share:
Basic Net Earnings from Continuing Operations Per Share	$0.45		$0.83		$0.65		$0.16		$2.11
Basic Net Earnings (Loss) from Discontinued Operations Per Share	$0.42		$(0.42)		$3.18		$0.89		$4.03
Basic Earnings Per Share	$0.87		$0.41		$3.83		$1.06		$6.14
Diluted Net Earnings from Continuing Operations Per Share	$0.45	(b)	$0.82	(b)	$0.65	(b)	$0.16	(b)	$2.09
Diluted Net Earnings (Loss) from Discontinued Operations Per Share	$0.41		$(0.41)		$3.15		$0.88	(c)	$4.00
Diluted Earnings Per Share	$0.86		$0.41		$3.80		$1.04		$6.08
September 28, 2018
Revenues	$1,783,999		$2,870,295		$2,933,623		$2,991,856		$10,579,773
Operating profit (Loss) (a)	$(4,670)	(d)	$68,755	(d)	$162,512	(d)	$160,846	(d)	$387,443
Earnings (Loss) from Continuing Operations Before Taxes	$(6,703)		$48,651		$146,633		$142,400		$330,981
Net Earnings (Loss) of the Group from Continuing Operations	$(33,903)		$(3,205)		$115,459		$(73,002)		$5,349
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	$(34,234)	(d)	$(6,290)	(d)	$113,336	(d)	$(76,997)	(d)	$(4,185)
Net Earnings (Loss) Attributable to Jacobs	$2,163	(d)	$48,587	(d)	$150,222	(d)	$(37,541)	(d)	$163,431
Earnings per share:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$(0.27)		$(0.04)		$0.79		$(0.54)		$(0.03)
Basic Net Earnings from Discontinued Operations Per Share	$0.29		$0.39		$0.26		$0.28		$1.21
Basic Earnings (Loss) Per Share	$0.02		$0.34		$1.05		$(0.26)		$1.18
Diluted Net Earnings (Loss) from Continuing Operations Per Share	$(0.27)	(d)	$(0.04)	(d)	$0.79	(d)	$(0.54)	(d)	$(0.03)
Diluted Net Earnings from Discontinued Operations Per Share	$0.29		$0.39		$0.26		$0.28		$1.21
Diluted Earnings (Loss) Per Share	$0.02		$0.34		$1.05		$(0.26)		$1.18

(a)	Operating profit represents revenues less (i) direct costs of contracts and (ii) selling, general and administrative expenses.

(b)
Includes $47.2 million in operating profit and $46.8 million in net earnings from continuing operations attributable to Jacobs, or $0.33 per diluted share from continuing operations in the first quarter of fiscal 2019; includes $119.0 million in operating profit, $50.8 million in net earnings from continuing operations attributable to Jacobs, or $0.36 per diluted share from continuing operations in the second quarter of fiscal 2019; includes $142.8 million in operating profit and $103.8 million in net earnings from continuing operations attributable to Jacobs, or $0.75 per diluted share from continuing operations in the third quarter of fiscal 2019; includes $154.2 million in operating profit, $179.3 million in both net earnings from continuing operations attributable to Jacobs, and net earnings attributable to Jacobs, or $1.32 per diluted share in the fourth quarter of fiscal 2019 related to restructuring and other charges, transaction costs, amortization of intangibles and fair value adjustments and dividend income related to our investment in Worley stock and certain foreign currency revaluations relating to ECR sale proceeds. On a year to date basis, impacts on net earnings from continuing operations attributable to Jacobs were (i) $243.7 million in restructuring and other charges, (ii) $16.1 million in transaction costs, (iii) $59.0 million of intangible asset amortization and (iv) $48.6 million in fair value adjustments partly offset by dividend income related to our investment in Worley stock and certain foreign currency revaluations relating to ECR sale proceeds.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c)
For the three-month period ended September 27, 2019, diluted net earnings (loss) per share from discontinued operations included $89.7 million related to revisions to previous income tax expense estimates, $17.4 million in finalization of the pre-tax gain on the sale of our ECR business and $9.8 million related to the difference between Nui Phao loss contingency as originally recorded and fourth quarter 2019 settlement amount.

(d)
Includes $83.4 million in operating profit, $92.1 million in net earnings attributable to Jacobs, or $0.73 per diluted share from continuing operations in the first quarter of fiscal 2018; includes $105.9 million in operating profit, $130.3 million in net earnings attributable to Jacobs, or $0.91 per diluted share in the second quarter of fiscal 2018; includes $60.7 million in operating profit and $64.8 million in net earnings from continuing operations attributable to Jacobs, or $0.45 per diluted share from continuing operations in the third quarter of fiscal 2018; includes $60.2 million in operating profit, $241.8 million in net earnings from continuing operations attributable to Jacobs, or $1.67 per diluted share from continuing operations in the fourth quarter of fiscal 2018 related to restructuring and other charges, transaction costs, amortization of intangibles and US tax reform charges. On a year to date basis, impacts on net earnings from continuing operations attributable to Jacobs were (i) $112.8 million in restructuring and other charges, (ii) $60.7 million in transaction costs, (iii) $51.5 million of intangible asset amortization and (iv) $259.2 million in US tax reform charges.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jacobs Engineering Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries (the Company) as of September 27, 2019 and September 28, 2018, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended September 27, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 27, 2019 and September 28, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 27, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 25, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09 (Topic 606)
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition on contracts with customers in the 2019 financial statements to reflect the accounting method change due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition for Fixed-Price Engineering, Procurement and Construction Contracts
Description of the Matter
As explained in Note 2 to the consolidated financial statements, the Company recognizes engineering, procurement and construction contract revenue over time, as performance obligations are satisfied, using the percentage-of-completion method (an input method) based primarily on contract costs incurred to date compared to total estimated contract costs. Revenue recognition under this method is judgmental, as it requires the Company to prepare estimates of total contract revenue and total contract costs, including costs to complete in-process contracts.
Auditing the Company’s estimates of total contract revenue and costs used to recognize revenue on fixed-price engineering, procurement and construction contracts involved significant auditor judgment, as it required the evaluation of subjective factors, such as assumptions related to estimated labor, forecasted material and subcontractor costs and variable consideration estimates related to incentive fees and unpriced change orders. These assumptions involved significant management judgment, which affects the measurement of revenue recognized by the Company.

How We Addressed the Matter in Our Audit
We tested certain of the Company’s controls over the estimation process that affect revenue recognized on fixed-price engineering, procurement and construction contracts. For example, we tested controls over management’s monitoring and review of project cost and variable consideration estimates, including the Company’s procedures to validate the completeness and accuracy of the data used to determine the estimates.
To test the Company’s contract estimates related to revenues recognized on fixed-price engineering, procurement, and construction projects, our audit procedures included selecting a sample of projects and, among other procedures, we obtained and inspected related contract agreements, amendments, and change orders to test the existence of customer arrangements and understand the scope and pricing of the related projects; observed selected project team status meetings at the Company and interviewed project team personnel to obtain an understanding of the status of operational performance and progress on the related projects; evaluated the reasonableness of the Company’s estimated costs to complete by obtaining and analyzing supporting documentation for a sample of cost estimate components; and compared contract profitability estimates in the current year to historical estimates and actual performance for the same projects.

Accounting for Discontinued Operations and Related Gain Recognition
Description of the Matter
As discussed in Notes 1 and 7 to the consolidated financial statements, on April 26, 2019, the Company completed the sale of its Energy, Chemicals and Resources (“ECR”) business to WorleyParsons Limited (“WorleyParsons”) for proceeds that included $2.8 billion in cash and 58.2 million ordinary shares of WorleyParsons stock. In connection with the sale of the ECR business, the Company recognized a pre-tax gain of $935.1 million in discontinued operations. The Company also retained a noncontrolling interest (with significant influence) in one legal entity that is now controlled and consolidated by WorleyParsons. The fair value of the Company’s retained interest in the net assets and liabilities of this entity was estimated at $33.0 million.
Auditing the Company’s discontinued operations was complex and judgmental due to the non-routine process to identify and compile the specific assets and liabilities included within the scope of the divestiture and the required measurement and accounting for the multiple elements of the transaction, including the retained noncontrolling interest. Management’s assumptions with respect to the valuation of the multiple elements of the transaction including the retained noncontrolling interest involved significant management judgments that had a significant effect on the pre-tax gain recognized on the sale.

How We Addressed the Matter in Our Audit
We tested the Company’s controls over the process to account for the sale and related gain recognition. For example, we tested controls over management’s review of the calculation of the gain on the sale of the ECR business, including controls over management’s review of the significant assumptions and other inputs used to estimate the fair value of the Company’s retained noncontrolling interest.
To test the pre-tax gain recognized in discontinued operations, we performed audit procedures that included, among others, testing the existence and valuation of cash and equity proceeds received; inspecting the related sale agreement to obtain an understanding of the assets, liabilities and legal entities included in the scope of the sale transaction; testing the completeness and accuracy of assets and liabilities included in the gain calculation on a sample basis by comparing amounts to the Company’s accounting records; and testing the Company’s fair value estimate related to the retained noncontrolling interest, which the Company valued using a discounted cash flow method. We tested the key assumptions used in connection with discounted cash flows which included assessing the reasonableness of estimates of revenue growth rates and profitability. To test the revenue growth rates and estimates of profitability, we compared the Company’s assumptions with historical results. In addition, with the assistance of our valuation specialists, we assessed the discount rate by comparing the rate to business and other industry benchmarks.

Income Taxes - Accrued Uncertain Tax Positions
Description of the Matter
As more fully described in Note 15 to the consolidated financial statements, the Company is subject to income taxes in multiple tax jurisdictions, including the United States and international jurisdictions. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. At September 27, 2019, the Company’s accrued liability for unrecognized tax benefits was $155.5 million, which includes potential payments related to income taxes as well as interest and penalties for various tax positions.
Auditing the Company’s uncertain tax positions involved challenging auditor judgment because management’s estimates are complex, highly judgmental and based on interpretations of tax laws, and includes significant assumptions related to transfer pricing in connection with intercompany transactions.

How We Addressed the Matter in Our Audit
We tested certain of the Company’s controls over the realization and measurement of uncertain tax positions. For example, we tested the Company’s controls related to management’s review of its open tax positions and its assessment of whether it is more likely than not that uncertain tax positions will be sustained.
We involved our tax professionals to assess the technical merits of the Company’s tax positions. We evaluated the appropriateness of the Company’s accounting for its tax positions taking into consideration relevant international and local income tax laws. We also evaluated the Company’s assumptions used to determine the amount of tax benefit to recognize and tested the completeness and accuracy of data used in the calculations. For certain tax positions related to intercompany transactions, we assessed the assumptions and pricing method used in setting arm’s length prices and the documentation to support the pricing. We also evaluated the adequacy of the Company’s financial statement disclosures related to these tax matters.

Legal Contingencies
Description of the Matter
As described in Note 17 to the consolidated financial statements, the Company is subject to litigation and arbitration proceedings, including a material legal contingency related to a dispute with JKC Australia LNG Pty Limited. Auditing the Company’s estimates related to legal contingencies was especially subjective due to the judgment required to evaluate information used by management to determine whether a probable loss exists and whether a loss can be reasonably estimated, and if so, the assumptions used by management to estimate the potential range of losses. Management’s assumptions had a significant effect on loss contingency accruals recorded.

How We Addressed the Matter in Our Audit
We tested the Company’s controls over the identification and evaluation of the completeness and valuation of contingent liabilities related to legal matters. For example, we tested controls over the Company’s assessment and valuation of loss contingencies, including their evaluation of whether a loss is probable, and measurement of the contingent liability associated with probable losses.
To test the Company’s accounting and disclosure for legal contingencies, we performed audit procedures that included, among others, inspecting legal claim documentation submitted by counterparties, assessing management’s assumptions regarding cost estimates related to potential loss contingencies, inspecting minutes of meetings of the board of directors, and obtaining audit inquiry responses from external and internal legal counsel related to loss contingencies.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1987.
Dallas, Texas
November 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Jacobs Engineering Group Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jacobs Engineering Group Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 27, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of KeyW, which is included in the 2019 consolidated financial statements of the Company and constituted 9% of total assets as of September 27, 2019 and 1% of revenues for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of KeyW.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 27, 2019 and September 28, 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 27, 2019, and the related notes and our report dated November 25, 2019 expressed an unqualified opinion thereon.

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

November 25, 2019