Form 10-Q
period 2019-12-27
JACOBS ENGINEERING GROUP INC /DE/
filed 2020-02-04
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2019
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number 1-7463
JACOBS ENGINEERING GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware				95-4081636
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)

1999 Bryan Street	Suite 1200	Dallas	Texas	75201
(Address of principal executive offices)				(Zip Code)

(214) 583 – 8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
_________________________________________________________________

Title of Each Class		Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	$1 par value	J	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at January 27, 2020: 133,050,144

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 27, 2019	September 27, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$619,212	$631,068
Receivables and contract assets	3,056,115	2,840,209
Prepaid expenses and other	699,237	639,539
Current assets held for sale	4,022	952
Total current assets	4,378,586	4,111,768
Property, Equipment and Improvements, net	308,672	308,143
Other Noncurrent Assets:
Goodwill	5,437,422	5,432,544
Intangibles, net	645,468	665,076
Miscellaneous	1,403,881	918,202
Noncurrent assets held for sale	26,530	26,978
Total other noncurrent assets	7,513,301	7,042,800
	$12,200,559	$11,462,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$199,936	$199,901
Accounts payable	1,032,820	1,072,645
Accrued liabilities	1,162,872	1,384,379
Contract liabilities	435,211	414,208
Current liabilities held for sale	797	2,573
Total current liabilities	2,831,636	3,073,706
Long-term Debt	1,414,903	1,201,245
Other Deferred Liabilities	1,891,797	1,419,005
Noncurrent Liabilities Held for Sale	52	97
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—133,001,493 shares and 132,879,395 shares as of December 27, 2019 and September 27, 2019 , respectively	133,001	132,879
Additional paid-in capital	2,605,765	2,559,450
Retained earnings	4,145,825	3,939,174
Accumulated other comprehensive loss	(880,166)	(916,812)
Total Jacobs stockholders’ equity	6,004,425	5,714,691
Noncontrolling interests	57,746	53,967
Total Group stockholders’ equity	6,062,171	5,768,658
	$12,200,559	$11,462,711
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended December 27, 2019 and December 28, 2018
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	December 27, 2019	December 28, 2018
Revenues	$3,360,049	$3,083,788
Direct cost of contracts	(2,715,478)	(2,515,268)
Gross profit	644,571	568,520
Selling, general and administrative expenses	(493,226)	(455,390)
Operating Profit	151,345	113,130
Other Income (Expense):
Interest income	946	2,104
Interest expense	(14,817)	(25,325)
Miscellaneous income (expense), net	116,695	2,282
Total other income (expense), net	102,824	(20,939)
Earnings from Continuing Operations Before Taxes	254,169	92,191
Income Tax Expense for Continuing Operations	(68,489)	(22,758)
Net Earnings of the Group from Continuing Operations	185,680	69,433
Net Earnings of the Group from Discontinued Operations	77,587	60,158
Net Earnings of the Group	263,267	129,591
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(6,257)	(4,539)
Net Earnings Attributable to Jacobs from Continuing Operations	179,423	64,894
Net (Earnings) Losses Attributable to Noncontrolling Interests from Discontinued Operations	—	(756)
Net Earnings Attributable to Jacobs from Discontinued Operations	77,587	59,402
Net Earnings Attributable to Jacobs	$257,010	$124,296
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.35	$0.45
Basic Net Earnings from Discontinued Operations Per Share	$0.58	$0.42
Basic Earnings Per Share	$1.93	$0.87

Diluted Net Earnings from Continuing Operations Per Share	$1.33	$0.45
Diluted Net Earnings from Discontinued Operations Per Share	$0.58	$0.41
Diluted Earnings Per Share	$1.91	$0.86
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 27, 2019 and December 28, 2018
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 27, 2019	December 28, 2018
Net Earnings of the Group	$263,267	$129,591
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	52,297	(52,400)
Gain (loss) on cash flow hedges	18	1,790
Change in pension and retiree medical plan liabilities	(16,251)	1,825
Other comprehensive income (loss) before taxes	36,064	(48,785)
Income Tax (Expense) Benefit:
Cash flow hedges	—	(543)
Change in pension and retiree medical plan liabilities	582	(521)
Income Tax (Expense) Benefit:	582	(1,064)
Net other comprehensive income (loss)	36,646	(49,849)
Net Comprehensive Income (Loss) of the Group	299,913	79,742
Net (Earnings) Loss Attributable to Noncontrolling Interests	(6,257)	(5,295)
Net Comprehensive Income (Loss) Attributable to Jacobs	$293,656	$74,447
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended December 27, 2019 and December 28, 2018
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 28, 2018	$142,218	$2,708,839	$3,809,991	$(806,703)	$5,854,345	$90,009	$5,944,354
Net earnings	—	—	124,296	—	124,296	5,295	129,591
Adoption of ASC 606, net of deferred taxes of $(10,285)	—	—	(37,209)	—	(37,209)	—	(37,209)
Foreign currency translation adjustments	—	—	—	(52,400)	(52,400)	—	(52,400)
Pension and retiree medical plan liability, net of deferred taxes of $521	—	—	—	1,304	1,304	—	1,304
Gain on derivatives, net of deferred taxes of $543	—	—	—	1,247	1,247	—	1,247
Noncontrolling interest acquired / consolidated	—	(1,113)	—	—	(1,113)	—	(1,113)
Dividends	—	—	(233)	—	(233)	—	(233)
Distributions to noncontrolling interests	—	—	—	—	—	(7,372)	(7,372)
Stock based compensation	—	15,588	6	—	15,594	—	15,594
Issuances of equity securities including shares withheld for taxes	506	(6,507)	(4,929)	—	(10,930)	—	(10,930)
Repurchases of equity securities	(2,324)	(44,417)	(95,058)	—	(141,799)	—	(141,799)
Balances at December 28, 2018	$140,400	$2,672,390	$3,796,864	$(856,552)	$5,753,102	$87,932	$5,841,034

Balances at September 27, 2019	$132,879	$2,559,450	$3,939,174	$(916,812)	$5,714,691	$53,967	$5,768,658
Net earnings	—	—	257,010	—	257,010	6,257	263,267
Foreign currency translation adjustments	—	—		52,297	52,297	—	52,297
Pension liability, net of deferred taxes of $582	—	—		(15,669)	(15,669)	—	(15,669)
Gain on derivatives, net of deferred taxes of $—	—	—		18	18	—	18
Dividends	—	—	(68)	—	(68)		(68)
Distributions to noncontrolling interests	—	—		—	—	(2,478)	(2,478)
Stock based compensation	—	13,200	1,079	—	14,279	—	14,279
Issuances of equity securities including shares withheld for taxes	474	(10,115)	(8,492)	—	(18,133)	—	(18,133)
Repurchases of equity securities	(352)	43,230	(42,878)	—	—	—	—
Balances at December 27, 2019	$133,001	$2,605,765	$4,145,825	$(880,166)	$6,004,425	$57,746	$6,062,171
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 27, 2019 and December 28, 2018
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 27, 2019	December 28, 2018
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$263,267	$129,591
Adjustments to reconcile net earnings to net cash flows (used for) provided by operations:
Depreciation and amortization:
Property, equipment and improvements	22,152	20,321
Intangible assets	21,845	19,285
Gain on sale of ECR business	(61,943)	—
(Gain) Loss on investment in equity securities	(105,319)	—
Stock based compensation	14,279	15,594
Equity in earnings of operating ventures, net	(715)	(3,141)
(Gain) Loss on disposals of assets, net	36	511
Loss (Gain) on pension and retiree medical plan changes	2,651	(2,172)
Deferred income taxes	102,487	(26,080)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets	(121,532)	(299,061)
Prepaid expenses and other current assets	(4,152)	39,198
Accounts payable	(35,380)	18,891
Accrued liabilities	(236,090)	(169,948)
Contract liabilities	25,457	119,641
Other deferred liabilities	(60,562)	(80,439)
Other, net	36,333	(6,892)
Net cash (used for) provided by operating activities	(137,186)	(224,701)
Cash Flows from Investing Activities:
Additions to property and equipment	(22,260)	(20,721)
Disposals of property and equipment and other assets	—	205
Distributions of capital from (contributions to) equity investees	(12,000)	(966)
Purchases of noncontrolling interests	—	(1,113)
Net cash provided by (used for) investing activities	(34,260)	(22,595)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	841,544	851,156
Repayments of long-term borrowings	(631,000)	(323,842)
Proceeds from short-term borrowings	78	—
Repayments of short-term borrowings	(6)	(257)
Proceeds from issuances of common stock	6,201	7,582
Common stock repurchases	—	(141,799)
Taxes paid on vested restricted stock	(24,334)	(18,512)
Cash dividends, including to noncontrolling interests	(25,618)	(28,603)
Net cash provided by (used for) financing activities	166,865	345,725
Effect of Exchange Rate Changes	(7,275)	22,115
Net (Decrease) Increase in Cash and Cash Equivalents	(11,856)	120,544
Cash and Cash Equivalents at the Beginning of the Period	631,068	793,358
Cash and Cash Equivalents at the End of the Period	619,212	913,902
Less Cash and Cash Equivalents included in Assets held for Sale	—	(27,195)
Cash and Cash Equivalents of Continuing Operations at the End of the Period	$619,212	$886,707
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation
Unless the context otherwise requires:
•References herein to “Jacobs” are to Jacobs Engineering Group Inc. and its predecessors;
•References herein to the “Company”, “we”, “us” or “our” are to Jacobs Engineering Group Inc. and its consolidated subsidiaries; and
•References herein to the “Group” are to the combined economic interests and activities of the Company and the persons and entities holding noncontrolling interests in our consolidated subsidiaries.
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019 (“2019 Form 10-K”).
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 27, 2019, and for the three months ended December 27, 2019.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
Effective the beginning of fiscal first quarter 2020, the Company adopted ASU 2016-02, Leases ("ASC 842"), including the subsequent ASU's that amended and clarified the related guidance. The Company adopted ASC 842 using a modified retrospective approach, and accordingly the new guidance was applied to leases that existed or were entered into after the first day of adoption without adjusting the comparative periods presented. Please refer to Note-14 Leases for a discussion of our updated policies and disclosures related to leases.
Effective the beginning of fiscal first quarter 2019, the Company adopted ASC 606, Revenue from Contracts with Customers, including the subsequent ASUs that amended and clarified the related guidance. The Company adopted ASC Topic 606 using the modified retrospective method, and accordingly the new guidance was applied retrospectively to contracts that were not completed or substantially completed as of September 29, 2018 (the date of initial application). Please refer to Note 13- Revenue Accounting for Contracts and Adoption of ASC Topic 606 for a discussion of our updated policies related to revenue recognition.
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S.-based national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.6 million which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of approximately $298.4 million. The Company repaid all of the assumed KeyW debt by the end of Q4 fiscal 2019. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 5- Business Combinations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of the Disposal Group are reflected as held-for-sale in the unaudited Consolidated Balance Sheet as of September 27, 2019. Further, as of the quarter ended December 27, 2019, a portion of the ECR business remains held by Jacobs and continues to be classified as held for sale during the first quarter of fiscal 2020 in accordance with U.S. GAAP. For further discussion see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2019 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2019 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please also refer to Note 7- Sale of Energy, Chemicals and Resources for discussion regarding the Company's investment in Worley ordinary shares.
The net carrying amounts of cash and cash equivalents, trade receivables and payables and short-term debt approximate fair value due to the short-term nature of these instruments. See Note 12- Borrowings for a discussion of the fair value of long-term debt.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
4. New Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging ("ASC 815"): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 provides financial reporting improvements related to hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Additionally, ASU No. 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance. The revised guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The updated guidance did not have a significant impact on the Company’s consolidated financial statements.
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
ASU No. 2016-13, Financial Instruments - Credit Losses ("ASC 326"): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This standard will be effective for our interim and annual periods beginning with the first quarter of fiscal 2021, and must be applied on a modified retrospective basis. We are currently evaluating the potential impact of this standard.
5. Business Combinations
KeyW
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S. based national security solutions provider to the intelligence, cyber, and counterterrorism communities, by acquiring 100% of the outstanding shares of KeyW common stock. The acquisition allows Jacobs to further expand its government services business. The Company paid total consideration of $902.6 million which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of approximately $298.4 million.  The Company has repaid all of the assumed KeyW debt by the end of Q4 fiscal 2019.
The following summarizes the fair values of KeyW assets and acquired liabilities assumed as of the acquisition date (in millions):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Assets
Cash and cash equivalents	$29.1
Receivables	80.1
Inventories, net	21.3
Prepaid expenses and other	2.5
Property, equipment and improvements, net	25.9
Deferred tax asset and other	35.4
Goodwill	613.1
Identifiable intangible assets	179.0
Total Assets	$986.4

Liabilities
Accounts payable	$8.3
Accrued expenses	68.7
Short term debt	298.4
Other current liabilities	3.9
Other non-current liabilities	2.9
Total Liabilities	382.2
Net assets acquired	$604.2
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. Goodwill recognized of $136.0 million is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of purchased receivables, tax balances or contingent liabilities. The final purchase price allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Identified intangibles include customer relationships, contracts and backlog and developed technology. The customer relationships, contracts and backlog intangible represents the fair value of existing contracts, underlying customer relationships and backlog. The customer relationships, contract and backlog intangible, and the developed technology intangible have lives of 10 and 12 years, respectively. Other intangible liabilities consist of the fair value of office leases and have a weighted average life of approximately 9 years.
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
The following presents summarized unaudited pro forma operating results of Jacobs assuming that the Company had acquired KeyW at October 1, 2017. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred (in millions, except per share data):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Three Months Ended December 28, 2018
Revenues	$3,210.1
Net earnings of the Group	$69.0
Net earnings (loss) attributable to Jacobs	$64.5
Net earnings (loss) attributable to Jacobs per share:
Basic earnings (loss) per share	$0.45
Diluted earnings (loss) per share	$0.45
Included in the table above are the unaudited pro forma operating results of continuing operations. Also, income tax expense (benefit) for the three-month pro forma period ended December 28, 2018 was $23.3 million.
John Wood Group's Nuclear Business
On August 20, 2019, Jacobs announced the entry into an agreement to acquire John Wood Group's Nuclear consulting, remediation and program management business for an enterprise value of £250 million (approximately $300 million) on a debt-free, cash-free basis. The transaction is expected to close by the end of the second quarter of fiscal 2020.
6. Goodwill and Intangibles
The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets at December 27, 2019 and September 27, 2019 was as follows (in millions):

	Critical Mission Solutions	People & Places Solutions	Total
Balance September 27, 2019	$2,202	$3,231	$5,433
Post-Acquisition Adjustments	1	—	1
Foreign Exchange Impact	1	2	3
Balance December 27, 2019	$2,204	$3,233	$5,437
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at December 27, 2019 and September 27, 2019 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Lease Intangible Assets	Total
Balances September 27, 2019	$622,392	$40,833	$1,183	$668	$665,076
Amortization	(21,081)	(875)	(71)	182	(21,845)
Foreign currency translation	2,656	—	—	(419)	2,237
Balances December 27, 2019	$603,967	$39,958	$1,112	$431	$645,468
In addition, we acquired $4.7 million in lease intangible liabilities in connection with the acquisitions of CH2M HILL Companies, Ltd. in 2017 and of KeyW, of which $3.8 million remains unamortized at December 27, 2019.
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2020 and for the succeeding years.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fiscal Year	(in millions)
2020	$67.4
2021	82.5
2022	81.7
2023	81.4
2024	81.4
Thereafter	247.3
Total	$641.7

7.  Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its ECR business to Worley for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). The stock purchase agreement for the ECR sale contained a lock-up on our ability to sell the Worley shares received in the transaction, which expired in the first quarter of fiscal 2020.
Gain on Sale and Deferred Gain
As a result of the sale of the ECR business, the Company recognized a pre-tax gain of $1.0 billion, $935.1 million of which was recognized in fiscal 2019 and $61.9 million which is included in Net Earnings of the Group from Discontinued Operations on the consolidated statement of earnings for the three months ended December 27, 2019, which is further discussed below.
Upon closing the ECR sale, the Company retained a noncontrolling interest (with significant influence) in People & Places Solutions ("P&PS")-related activities in one international legal entity that is now controlled and consolidated by Worley. The fair value of the Company’s retained interest in the net assets and liabilities of this entity was estimated at $33.0 million and recorded at closing. For another international legal entity, the closing and transfer of ECR-related assets to Worley will occur at a future date, currently estimated to be in the second quarter of fiscal 2020. Accordingly, the Company allocated proceeds received to this deferred closing on a relative fair value basis and recognized a deferred gain of $34.4 million, which will be recorded in income when the ECR-related assets are transferred. Subsequent to quarter end, the Company received the approval from the relevant regulatory body for this transfer.
In addition to consideration received for the sale of the business, the proceeds received included advanced consideration for the Company to deliver IT application and related hardware assets at a future date (ECR Business “IT Migration Date”) to Worley upon completion of the interim transition services, described further below. This deliverable of IT assets was considered to be a separate element of the ECR business sale transaction, and accordingly, we allocated a portion of the proceeds received of $95.3 million on a relative fair value basis to this separate deliverable and recognized deferred income. Upon completion and acceptance of this deliverable by Worley in December 2019, the deferred proceeds were recognized in income, along with expenses associated with any costs incurred and deferred by the Company for this deliverable.
Investment in Worley Stock
As discussed above, the Company received 58.2 million in ordinary shares of Worley. Pursuant to the purchase agreement for the ECR sale, 51.4 million of the shares were considered "restricted" during a lock-up period beginning April 26, 2019 and ending in December 2019. During the lock-up period Jacobs could not, without Worley's consent, directly or indirectly dispose of the "restricted" shares. The remaining 6.8 million shares not considered "restricted" were sold in the prior year, netting a loss of $4.9 million, which was recognized in miscellaneous income (expense), net. Dividend income and unrealized gains and losses on changes in fair value of Worley shares are recognized in miscellaneous income (expense), net in continuing operations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Company's investment in Worley is measured at fair value through net income as it is an equity investment with a readily determinable fair value based on quoted market prices. The 51.4 million ordinary shares that are no longer considered "restricted" are recorded within prepaid expenses and other in the Company's consolidated balance sheets at their estimated fair value, which is $556.5 million as of December 27, 2019. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Transition Service Agreement
Upon closing of the ECR sale, the Company entered into a Transition Services Agreement ("TSA") with Worley pursuant to which the Company, on an interim basis, provides various services to Worley including executive consultation, corporate, information technology, and project services. The term of the TSA agreement began immediately following closing of the ECR sale on April 26, 2019 and will continue for up to one year, with an option to extend the period if mutually agreed upon. Pursuant to the terms of the TSA, the Company will receive payments for the interim services which approximate costs incurred to perform the services. The Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $12.0 million in TSA related income for such services that is reported in miscellaneous income (expense) for the three months ended December 27, 2019 before inclusion of certain incremental outside service support costs agreed to be shared equally by the parties.
Discontinued Operations
As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of the Disposal Group are reflected as held-for-sale in the unaudited Consolidated Balance Sheets. As of the quarter ended December 27, 2019, a portion of the ECR business remains held by Jacobs as described above and continues to be classified as held for sale during the first fiscal quarter of 2020 in accordance with U.S. GAAP.
Summarized Financial Information of Discontinued Operations
The following table represents earnings (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended
	December 27, 2019	December 28, 2018
Revenues	$7,099	$1,164,707
Direct cost of contracts	(4,692)	(995,606)
Gross profit	2,407	169,101
Selling, general and administrative expenses	47,159	(91,010)
Operating Profit (Loss)	49,566	78,091
Gain on sale of ECR business	61,943	—
Other (expense) income, net	1	2,120
Earnings Before Taxes from Discontinued Operations	111,510	80,211
Income Tax Expense	(33,923)	(20,053)
Net Earnings of the Group from Discontinued Operations	$77,587	$60,158
Selling, general and administrative expenses includes an offsetting insurance recovery of $50.0 million for the three months ended December 27, 2019 recorded in connection with the Nui Phao ("NPMC") legal matter described in Note 19- Commitments and Contingencies. The gain on sale of the ECR business of $61.9 million for the three months ended December 27, 2019 primarily includes additional income for the release of a deferred gain upon achievement of the IT Migration Date described above in connection with the delivery to Worley of certain IT application and hardware assets related to the ECR business, as well as adjustments to the purchase price for working capital and certain other items in connection with the ECR sale.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables represent the assets and liabilities held for sale (in thousands):

	December 27, 2019	September 27, 2019
Receivables and contract assets	$3,976	$871
Prepaid expenses and other	46	81
Current assets held for sale	$4,022	$952

Property, Equipment and Improvements, net	$1,200	$1,643
Goodwill	24,896	24,896
Miscellaneous	434	439
Noncurrent assets held for sale	$26,530	$26,978

Accounts payable and accrued liabilities	$778	$2,495
Contract liabilities	19	78
Current liabilities held for sale	$797	$2,573

Other Deferred Liabilities	$52	$97
Noncurrent liabilities held for sale	$52	$97

The significant components included in our Consolidated Statements of Cash Flows for the discontinued operations are as follows (in thousands):

	For the Three Months Ended
	December 27, 2019	December 28, 2018
Depreciation and amortization:
Property, equipment and improvements	$—	$2,110
Intangible assets	$—	$614
Additions to property and equipment	$—	$(1,254)
Stock based compensation	$—	$3,615

8.  Segment Information
The Company's two operating segments and global lines of business ("LOBs") are as follows: Critical Mission Solutions ("CMS") and People & Places Solutions ("P&PS"); with the previous Energy, Chemicals and Resources ("ECR") LOB now reported as discontinued operations. For further information on ECR, refer to Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business.
The Company’s Chair and Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) and can evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. For purposes of the Company’s goodwill impairment testing, it has been determined that the Company’s operating segments are also its reporting units based on management’s conclusion that the components comprising each of its operating segments share similar economic characteristics and meet the aggregation criteria for reporting units in accordance with ASC 350, Intangibles-Goodwill and Other.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Under this organization, the sales function is managed on an LOB basis, and accordingly, the associated cost is embedded in the segments and reported to the respective head of each LOB. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”), and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in other corporate expenses).
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

	For the Three Months Ended
	December 27, 2019	December 28, 2018
Revenues from External Customers:
Critical Mission Solutions	$1,182,457	$1,035,028
People & Places Solutions	2,177,592	2,048,760
Total	$3,360,049	$3,083,788

	For the Three Months Ended
	December 27, 2019	December 28, 2018
Segment Operating Profit:
Critical Mission Solutions	$90,422	$72,152
People & Places Solutions	178,328	159,459
Total Segment Operating Profit	268,750	231,611
Other Corporate Expenses (1)	(66,719)	(71,247)
Restructuring and Other Charges	(49,663)	(47,234)
Transaction Costs	(1,023)	—
Total U.S. GAAP Operating Profit	151,345	113,130
Total Other (Expense) Income, net (2)	102,824	(20,939)
Earnings from Continuing Operations Before Taxes	$254,169	$92,191
(1)Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amount of $6.4 million for the three-month period ended December 28, 2018. Other corporate expenses also include intangibles amortization of $21.8 million and $18.7 million for the three-month periods ended December 27, 2019 and December 28, 2018, respectively.
(2)Includes revenues under the Company's TSA with Worley of $12.0 million, $99.1 million of fair value adjustments (unrealized gains) related to our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale and the amortization of deferred financing fees related to the CH2M acquisition of $0.6 million for the three months ended December 27, 2019. For the three months ended December 28, 2018, primarily includes interest expense of $25.3 million and the amortization of deferred financing fees related to the CH2M acquisition of $0.5 million. Also, includes items related to restructuring and other charges for the three months ended December 27, 2019 and December 28, 2018, which are the loss on settlement of the CH2M portion of the U.S.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
pension plan of $2.4 million and the gain on the settlement of the CH2M retiree medical plans of $2.2 million, respectively. See Note 11 - Restructuring and Other Charges.
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
9. Receivables and contract assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at December 27, 2019 and September 27, 2019, as well as certain other related information (in thousands):

	December 27, 2019	September 27, 2019
Components of receivables and contract assets:
Amounts billed, net	$1,367,214	$1,222,339
Unbilled receivables and other	1,274,862	1,216,028
Contract assets	414,039	401,842
Total receivables and contract assets, net	$3,056,115	$2,840,209
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$639,671	$630,975
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The assets of a joint venture are restricted for use to the obligations of the particular joint venture and are not available for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees which may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. Refer to Note 19 - Commitments and Contingencies, for further discussion relating to performance guarantees.
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's result of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $254.1 million and $139.5 million, respectively, as of December 27, 2019 and $192.6 million and $138.5 million, respectively as of September 27, 2019. There are no consolidated VIEs that have debt or credit facilities.
Unconsolidated joint ventures are accounted for under proportionate consolidation or the equity method. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenue, and costs are included in the Company’s balance sheet and results of operations. For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $58.3 million and $60.8 million as of December 27, 2019, respectively and $61.1 million and $63.7 million as of September 27, 2019, respectively. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and Jacobs' investment created when Jacobs purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of December 27, 2019, the Company’s equity method investments exceeded its share of venture net assets by $73.3 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of December 27, 2019 and September 27, 2019 were $176.2 million and $157.9 million, respectively. During three months ended December 27, 2019 and December 28, 2018, we recognized income from equity method joint ventures of $17.3 million and $10.2 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $27.2 million and $19.5 million as of December 27, 2019 and September 27, 2019, respectively.
11. Restructuring and Other Charges
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
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and pre-integration initiatives associated with the impending acquisition of CH2M, which closed on December 15, 2017. The restructuring activities and related costs were comprised mainly of severance and lease abandonment programs, while the pre-integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s acquisition integration management efforts. Following the closing of the CH2M acquisition, these activities continued through the first quarter of fiscal 2020 and continue to be comprised mainly of severance, lease abandonment, IT related, consulting and other professional services as well as internal personnel costs.
The activities of the above-mentioned programs are expected to be substantially completed before the end of fiscal 2020.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the impacts of the Restructuring and other charges by LOB in connection with the CH2M and KeyW acquisitions and the ECR sale for the three months ended December 27, 2019 and December 28, 2018 (in thousands):

	Three Months Ended
	December 27, 2019	December 28, 2018
Critical Mission Solutions	$4,291	$449
People & Places Solutions	10,153	11,224
Corporate	37,597	33,386
Continuing Operations (1)	52,041	45,059
Energy, Chemicals and Resources (included in Discontinued Operations)	—	(5,658)
Total	$52,041	$39,401
(1)  For the three months ended December 27, 2019 and December 28, 2018, amounts include $49.7 million and $47.2 million, respectively, in items impacting operating profit, along with items recorded in other income (expense), net, which are the loss on settlement of the CH2M portion of the U.S. pension plan of $2.4 million and the gain on the settlement of the CH2M retiree medical plans of $2.2 million, respectively. See Note 8- Segment Information.
The activity in the Company’s accrual for the Restructuring and other charges including the program activities described above for the three months ended December 27, 2019 is as follows (in thousands):

Balance at September 27, 2019	$162,702
Transfer to lease right-of-use asset as a result of adoption of ASC 842 (1)	(116,797)
Net Charges	52,041
Payments and Usage	(55,276)
Balance at December 27, 2019	$42,670
(1)  In addition, there was $24.6 million in lease cease-use liabilities relating to the 2015 Restructuring Plan reclassified to the ROU asset as a result of the adoption of ASC 842, see Note 14- Leases. The 2015 Restructuring Plan is no longer active and therefore activity related to the plan is not included in the table.
The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M and KeyW acquisitions and the ECR sale for the three months ended December 27, 2019 (in thousands):

	Three Months Ended
	December 27, 2019	December 28, 2018
Lease Abandonments	$—	$9,554
Involuntary Terminations	13,153	2,348
Outside Services	31,466	18,198
Other	7,422	14,959
Total	$52,041	$45,059
Cumulative amounts since 2017 incurred to date under our various restructuring and other activities described above by each major type of cost as of December 27, 2019 are as follows (in thousands):

Lease Abandonments	$161,501
Involuntary Terminations	88,831
Outside Services	200,601
Other	78,850
Total	$529,783

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
12. Borrowings
Short-Term Debt
At December 27, 2019, short-term debt consisted of a bilateral term loan facility and uncommitted credit arrangements with several banks providing short-term borrowing capacity and overdraft protection with an aggregate principal balance of $200.0 million. Offset from the bilateral term loan are deferred financing fees of $0.1 million. The $200.0 million bilateral term loan facility incurs interest at LIBOR plus a margin of 1% and matures in June 2020. Amounts outstanding under the bilateral term loan facility may be prepaid at the option of the Company without premium or penalty, subject to customary breakage fees in connection with the prepayment of eurocurrency loans. The Company was in compliance with the covenants under the bilateral term loan facility at December 27, 2019.
Long-Term Debt
At December 27, 2019 and September 27, 2019, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	December 27, 2019	September 27, 2019
Revolving Credit Facility	LIBOR + applicable margin (1)	March 2024	$916,771	$303,780
Term Loan Facility	LIBOR + applicable margin (2)	December 2020	—	400,000
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Deferred Financing Fees			(1,868)	(2,535)
Total Long-term debt, net			$1,414,903	$1,201,245
(1) Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates at December 27, 2019 and September 27, 2019 were approximately 1.59% and 1.00%.
(2) Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Term Loan Facility (defined below)), borrowings under the Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rate at September 27, 2019 was approximately 3.05%.
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility") which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at December 27, 2019.
The Revolving Credit Facility permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the Revolving Credit Facility. The Revolving Credit Facility also provides for a financial letter of credit sub facility of $400.0 million, permits performance letters of credit, and provides for a $50.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio. The Company pays a facility fee of between 0.08% and 0.20% per annum depending on the Company’s Consolidated Leverage Ratio.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On September 28, 2017, the Company entered into a $1.5 billion unsecured delayed-draw term loan facility (as amended, the “Term Loan Facility”) with a syndicate of financial institutions as lenders and letter of credit issuers. We incurred loans under the Term Loan Facility on December 15, 2017 in connection with the closing of the CH2M acquisition in order to pay cash consideration for the acquisition, and to pay fees and expenses related to the acquisition and the Term Loan Facility. The Term Loan Facility was repaid in full as of December 27, 2019.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500.0 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at December 27, 2019.
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facility, the Bilateral Term Loan, and Other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $529.8 million at December 27, 2019, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $2.3 million in letters of credit under the Revolving Credit Facility, leaving $1.33 billion of available borrowing capacity under the Revolving Credit Facility at December 27, 2019. In addition, the Company had issued $269.6 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $271.8 million at December 27, 2019.
13. Revenue Accounting for Contracts
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table further disaggregates our revenue by geographic area for the three months ended December 27, 2019 and December 28, 2018 (in thousands):

	Three Months Ended
	December 27, 2019	December 28, 2018
Revenues:
United States	$2,532,705	$2,182,304
Europe	551,272	614,224
Canada	55,396	50,488
Asia	30,440	35,611
India	5,980	12,639
Australia and New Zealand	129,194	126,647
South America and Mexico	11	2,649
Middle East and Africa	55,051	59,226
Total	$3,360,049	$3,083,788
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three months ended December 27, 2019 and December 28, 2018 that was included in the contract liability balance on September 27, 2019 and September 28, 2018, respectively was $244.1 million and $225.2 million, respectively.
Remaining Performance Obligations
The Company’s remaining performance obligations as of December 27, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $13.42 billion in remaining performance obligations as of December 27, 2019. The Company expects to recognize approximately 48% of our remaining performance obligations into revenue within the next twelve months and the remaining 52% thereafter.
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
14. Leases
On September 28, 2019 the Company adopted ASU 2016-02, Leases ("ASC 842"), along with ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, which amended and clarified the related guidance. ASC 842 requires lessees to recognize assets and liabilities for most leases. The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of an identified asset for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract, and (2) the customer has the right to control the use of the identified asset. Lessees are required to classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.
ASC 842 provided several optional practical expedients for use in transition to and ongoing application of ASC 842. The Company elected to utilize the package of practical expedients in ASC 842-10-65-1(f) that, upon adoption of ASC 842, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. The Company did not elect the transition practical expedient pertaining to the use of hindsight. The Company elected to utilize the practical expedient in ASC 842-10-15-37 in which the Company has chosen to account for each separate lease component of a contract and its associated nonlease components as a single lease component.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Company adopted ASC 842 using the modified retrospective method, and accordingly, the new guidance was applied to leases that existed as of September 28, 2019 (the date of initial application) without adjusting the comparative periods presented. As a result, as of September 28, 2019, the Company has recorded total right-of-use ("ROU") assets of $767.0 million, which is comprised of approximately $82.3 million in reclassifications of previously recorded lease incentives and deferred rent, offset by $141.4 million in restructured lease cease-use liability. Additionally, the Company has recorded total current lease liabilities of $180.7 million, and total noncurrent lease liabilities of $810.1 million. The adoption of ASC 842 did not have a material impact on the Company’s results of operations or any impact on the Company’s cash flows.
The Company’s right-of use assets and lease liabilities relate to real estate, project assets used in connection with long-term construction contracts, IT assets and vehicles. The Company’s leases have remaining lease terms of one year to thirteen years. The Company’s lease obligations are primarily for the use of office space and are primarily operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the lease property, material residual value guarantees, or material restrictions or covenants.
Long-term project asset and vehicle leases (leases with terms greater than twelve months), along with all real estate and IT asset leases, are recorded on the consolidated balance sheet at the present value of the minimum lease payments not yet paid. Because the Company primarily acts as a lessee and the rates implicit in its leases are not readily determinable, the Company generally uses its incremental borrowing rate on the lease commencement date to calculate the present value of future lease payments. Certain leases include payments that are based solely on an index or rate. These variable lease payments are included in the calculation of the ROU asset and lease liability and are initially measured using the index or rate at the lease commencement date. Other variable lease payments, such as payments based on use and for property taxes, insurance, or common area maintenance that are based on actual assessments are excluded from the ROU asset and lease liability, and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any deferred rent, lease pre-payments and initial direct costs of obtaining the lease, such as commissions.
Certain lease contracts contain nonlease components such as maintenance and utilities. The Company has made an accounting policy election, as allowed under ASC 842-10-15-37 and discussed above, to capitalize both the lease component and nonlease components of its contracts as a single lease component for all of its right-of-use assets.
Short-term project asset and vehicle leases (project asset and vehicle leases with an initial term of twelve months or less or leases that are cancellable by the lessee and lessor without significant penalties) are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at agreed upon hourly, daily, weekly or monthly rental rates for an unspecified duration and typically have a termination for convenience provision. Such equipment leases are considered short-term in nature unless it is reasonably certain that the equipment will be leased for a term greater than twelve months.
The components of lease expense (reflected in selling, general and administrative expenses) for the three months ended December 27, 2019 were as follows (in thousands):

Three Months Ended
December 27, 2019
Lease cost
Operating lease cost	$44,080
Variable lease cost	8,597
Sublease income	(3,334)
Total lease cost	$49,343
Information related to the Company's right-of use assets and lease liabilities as of December 27, 2019 was as follows (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Lease Asset/Liabilities	Balance Sheet Classification	December 27, 2019
Right-of-use assets
Operating lease assets	Miscellaneous assets	$760,226
Lease Liabilities
Operating lease liabilities, current	Accrued liabilities	176,546
Operating lease liabilities, noncurrent	Other deferred liabilities	804,749
Total lease liabilities		$981,295
Supplemental information related to the Company's leases for the three months ended December 27, 2019 was as follows (in thousands):

Three Months Ended
December 27, 2019
Cash paid for amounts included in the measurements of lease liabilities	$48,167
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,482
Weighted average remaining lease term - operating leases	7.9 years
Weighted average discount rate - operating leases	2.7%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2020 and for the succeeding years was as follows (in thousands):

Fiscal Year	Operating Leases
2020	$142,102
2021	169,480
2022	152,328
2023	135,567
2024	119,794
Thereafter	374,113
1,093,384
Less Interest	(112,089)
$981,295

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
15. Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic benefit cost recognized in earnings during the three months ended December 27, 2019 and December 28, 2018 (in thousands):

	Three Months Ended
	December 27, 2019	December 28, 2018
Component:
Service cost	$1,465	$2,489
Interest cost	13,031	15,142
Expected return on plan assets	(27,665)	(24,837)
Amortization of previously unrecognized items	3,110	2,400
Plan Amendment and settlement loss (gain)	2,651	1,363
	$(7,408)	$(3,443)
The service cost component of net periodic pension expense is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings. In the first quarter of fiscal 2019, the Company elected to discontinue the CH2M Hill Retiree Medical Plan and the OMI Retiree Medical Plan, effective December 31, 2018. Lump sum payments were made to certain participants in the first quarter of fiscal 2019, resulting in a partial plan settlement and related settlement gain of $2.2 million. In the first quarter of fiscal 2020, the Company incurred a settlement loss on one of its U.S. defined benefit plans of approximately $2.7 million.
On January 1, 2019, the CH2M Hill Pension Plan and the CH2M Hill IDC Pension Plan merged into the Company's Sverdrup Pension Plan. The newly combined plan is called the Jacobs Consolidated Pension Plan.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2020 (in thousands):

Cash contributions made during the first three months of fiscal 2020	$6,613
Cash contributions projected for the remainder of fiscal 2020	19,983
Total	$26,596

16.  Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax for the three months ended December 27, 2019 (in thousands):

	Change in Pension Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at September 27, 2019	$(436,749)	$(480,045)	$(18)	$(916,812)
Other comprehensive income (loss)	(18,320)	52,297	18	33,995
Reclassifications from other comprehensive income (loss)	2,651	—	—	2,651
Balance at December 27, 2019	$(452,418)	$(427,748)	$—	$(880,166)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
17. Income Taxes
The Company’s effective tax rates from continuing operations for the three months ended December 27, 2019 and December 28, 2018 were 27.0% and 24.7%, respectively. The Company’s effective tax rate from continuing operations for the three months ended December 27, 2019 was higher than the corresponding rate in the prior period primarily due to one-time income tax charges associated with partnership interest basis differences generated during the quarter. These items were partially offset by a $3.7 million favorable settlement with the Indian Revenue Service in the period ended December 27, 2019 and a $3.5 million benefit from the application of Internal Revenue Code section 179D which is associated with design of energy efficient facilities.
See Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States and significantly revised the U.S. corporate income tax laws. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts during a one year “measurement period” like that used when accounting for business combinations. As of December 22, 2018, we completed our accounting for the tax effects of the enactment of the Act. For the deferred tax balances, we remeasured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s revised remeasurement resulted in cumulative charges to income tax expense of $144.4 million for the measurement period. The Act called for a one-time tax on deemed repatriation of foreign earnings. This one-time transition tax was based on our total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. We recorded $14.3 million in cumulative transition taxes during the measurement period, although the transition tax was expected to be offset by foreign tax credits in the future, resulting in no additional cash tax liability. In addition, the Company recorded $104.2 million in cumulative valuation expense charges during the measurement period with respect to certain foreign tax credit deferred tax assets as a result of the Tax Act and CH2M integration.
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
18.  Earnings Per Share and Certain Related Information
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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three months ended December 27, 2019 and December 28, 2018 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended
	December 27, 2019	December 28, 2018
Numerator for Basic and Diluted EPS:
Net earnings (loss) attributable to Jacobs from continuing operations	$179,423	$64,894
Net earnings (loss) from continuing operations allocated to participating securities	(92)	(135)
Net earnings (loss) from continuing operations allocated to common stock for EPS calculation	$179,331	$64,759

Net earnings (loss) attributable to Jacobs from discontinued operations	$77,587	$59,402
Net earnings (loss) from discontinued operations allocated to participating securities	(40)	(124)
Net earnings (loss) from discontinued operations allocated to common stock for EPS calculation	$77,547	$59,278

Net earnings allocated to common stock for EPS calculation	$256,878	$124,037

Denominator for Basic and Diluted EPS:
Weighted average basic shares	133,202	142,451
Shares allocated to participating securities	(68)	(297)
Shares used for calculating basic EPS attributable to common stock	133,134	$142,154

Effect of dilutive securities:
Stock compensation plans	1,484	1,424
Shares used for calculating diluted EPS attributable to common stock	134,618	143,578

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.35	$0.45
Basic Net Earnings from Discontinued Operations Per Share	$0.58	$0.42
Basic EPS	$1.93	$0.87
Diluted Net Earnings from Continuing Operations Per Share	$1.33	$0.45
Diluted Net Earnings from Discontinued Operations Per Share	$0.58	$0.41
Diluted EPS	$1.91	$0.86
Share Repurchases
On January 17, 2019, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022 (the "2019 Repurchase Authorization"). During fiscal 2019, the Company launched accelerated share repurchase programs by advancing a total of $500 million to two financial institutions in privately negotiated transactions (collectively, the "2019 ASR Programs"). The specific number of shares that the Company repurchased under the 2019 ASR Programs were determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period which ended on June 5, 2019 for the first $250 million in repurchases and on December 4, 2019 for the second $250 million in repurchases. The purchases were recorded as share retirements for purposes of calculating earnings per share.
The following table summarizes the activity under the 2019 Repurchase Authorization in the first quarter of fiscal 2020, which relates only to the final non-cash settlement of the second $250 million ASR program.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Amount Authorized (2019 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$91.08	351,486	351,486
(1) Includes commissions paid and calculated at the average price per share
As of December 27, 2019, the Company has $393.7 million remaining under the 2019 Repurchase Authorization.
On January 16, 2020, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). There have been no repurchases under the 2020 Repurchase Authorization as of December 27, 2019.
The share repurchase programs do not obligate the Company to purchase any shares. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to a Rule 10b5-1 plan or otherwise. The authorization for the share repurchase programs may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.
Dividend Program
On January 16, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.19 per share of the Company’s common stock to be paid on February 28, 2020, to shareholders of record on the close of business on January 31, 2020. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the first fiscal quarter of 2020 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
September 19, 2019	October 4, 2019	November 1, 2019	$0.17
July 11, 2019	July 26, 2019	August 23, 2019	$0.17
May 2, 2019	May 17, 2019	June 14, 2019	$0.17
January 17, 2019	February 15, 2019	March 15, 2019	$0.17
September 11, 2018	September 28, 2018	October 26, 2018	$0.15

19.  Commitments and Contingencies
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
At December 27, 2019 and September 27, 2019, the Company had issued and outstanding approximately $271.8 million and $262.2 million, respectively, in LOCs and $1.98 billion and $2.0 billion, respectively, in surety bonds.

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
On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”) in Singapore before the Singapore International Arbitration Centre. Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for a Nui Phao mine/mineral processing project in Vietnam as part of the Company’s former Energy, Chemicals & Resources (“ECR”) line of business. A three-week hearing on the merits concluded on December 15, 2017, and on March 28, 2019, the arbitration panel issued a decision finding against Jacobs E&C. On August 30, 2019, NPMC and Jacobs E&C settled all of the proceedings related to this matter. Under the terms of the settlement, Jacobs E&C made a payment to NPMC in the amount of $130.0 million in the fourth quarter of fiscal 2019. The settlement otherwise remains confidential. During the quarter ended December 27, 2019, the Company recognized the reduction of $50.0 million of selling, general and administrative expenses in discontinued operations as a result of the realization of related insurance recoveries. Under the terms of the sale of the Company's ECR business to Worley on April 26, 2019, the Company retained liability with respect to this matter.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
In 2012, CH2M HILL Australia Pty Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC and is seeking compensatory damages in the amount of approximately $530.0 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC has provided a preliminary estimate of the monetary value of its claims which we believe will result in alleged damages in excess of $1.7 billion and has drawn on bonds. This draw on bonds does not impact the Company's ultimate liability. The Tribunal has granted a motion by the Consortium to adjourn the hearing previously scheduled to begin on February 17, 2020. It is anticipated that the hearing will commence in May 2020 and continue in August 2020. No decision is expected before 2021. In September 2018, JKC filed a declaratory judgment action in Western Australia alleging that the entities which executed parent company guaranties for the Consortium, including CH2M Hill Companies, Ltd., have an obligation to pay JKC’s ongoing costs to complete the project after termination. A hearing on that matter was held on March 12 and 13, 2019, and a decision in favor of the Consortium was issued. JKC has appealed the decision and a hearing on the appeal is scheduled for March 2020. If the Consortium is found liable, these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and /or cash flows, particularly in the short term. However, the Consortium has denied liability and is vigorously defending these claims and pursuing its affirmative claims against JKC, and based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, in excess of the current reserve for this matter. See Note 5- Business Combinations, in the 2019 Form 10-K for further information related to CH2M contingencies.
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. There are currently six separate cases pending against the Company. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that have been filed against the Company by employees of the contractors that completed the remediation and dredging work. The cases are at various stages of litigation, and several of the cases are currently stayed pending resolution of other cases. Separately, in May 2019, Roane County and the cities of King and Herriman filed a claim against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. In December 2019, the court granted the Company's motion to dismiss the complaint. This matter is scheduled for trial in 2021. In addition, in November 2019, a resident of Roane County filed a putative class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash. There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the above matters. The Company disputes the claims asserted in all of the above matters and is vigorously defending these claims. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

On October 31, 2019, the Company received a request from the Enforcement Division of the Securities and Exchange Commission (the "SEC") for the voluntary production of certain information and documents. The information and documents sought by the SEC primarily relate to the operations of a joint venture in Morocco which was at one time partially-owned by the Company (and subsequently divested), including in respect of possible corrupt practices. The Company is fully cooperating with the SEC and is producing the requested information and documents in its possession. The Company does not expect the resolution of this matter to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to December 27, 2019 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
•The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2- Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2019 Form 10-K. See also Note 13- Revenue Accounting for Contracts and Adoption of ASC 606 for a discussion of our updated policies related to revenue recognition;
•The Company’s fiscal 2019 audited consolidated financial statements and notes thereto included in our 2019 Form 10-K; and
•Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences include, but are not limited to, those listed and discussed in Item 1A, Risk Factors included in our 2019 Form 10-K and this Quarterly Report on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission ("SEC").
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
After spending three years transforming our portfolio and setting the foundation to get us where we are today, we launched a three-year accelerated profitable growth strategy at our Investor Day in February 2019, focused on innovation and continued transformation to build upon our position as the leading solutions provider for our clients. This transformation included the $3.2 billion acquisition of CH2M and the $3.4 billion divestiture of the Company's energy, chemicals and resources business. Our acquisitions of KeyW and Wood Group’s nuclear business will further position us as a leader in high-value government services and technology-enabled solutions, enhancing our portfolio by adding intellectual property-driven technology with unique proprietary C5ISR (command, control, communications, computer, combat systems, intelligence, surveillance and reconnaissance) rapid solutions, and amplifying Jacobs’ position as a Tier-1 global nuclear services provider.

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
Revenue by Type (Q1 FY2020)
Lines of Business
The Company's two operating segments and global lines of business ("LOBs") are as follows: (i) Critical Mission Solutions and (ii) People & Places Solutions; with the previous Energy, Chemicals and Resources ("ECR") line of business now reported as discontinued operations.
The Company’s Chair and Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) and can evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. For purposes of the Company’s goodwill impairment testing, it has been determined that the Company’s operating segments are also its reporting units based on management’s conclusion that the components comprising each of its operating segments share similar economic characteristics and meet the aggregation criteria for reporting units in accordance with ASC 350, Intangibles-Goodwill and Other.
Under the organization, the sales function is managed on an LOB basis, and accordingly, the associated cost is embedded in the segments and reported to the respective head of each LOB. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Management Incentive Plan (“MIP”) and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in other corporate expenses).

Critical Mission Solutions (CMS)
Our Critical Mission Solutions line of business provides a full spectrum of cybersecurity, data analytics, software application development, enterprise and mission IT, systems integration and other highly technical consulting solutions to government agencies as well as selective aerospace, automotive and telecom customers. Our representative clients include the U.S. Department of Defense (DoD), the U.S. Special Operations Command (USSOCOM), the U.S. Intelligence Community, NASA, the U.S. Department of Energy (DoE), Ministry of Defence in the U.K. Nuclear Decommissioning Authority (NDA), and the Australian Department of Defence, as well as private sector customers mainly in the automotive and telecom sectors.
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
•Information Technology Services. Across various business units in CMS, we provide a wide range of software development and enterprise IT solutions. We develop, modify and maintain software solutions and complex systems. This service includes a broad array of lifecycle services, including requirements analysis, design, integration, testing, maintenance, quality assurance and documentation management. Our software activities support all major methodologies, including Agile, DevSecOps and other hybrid methodologies. For our enterprise IT capability, we develop, implement and sustain enterprise information technology systems, with a focus on improving mission performance, increasing security and reducing cost for our customers. Solutions typically include IT service management, data center consolidation, network operations, enterprise architecture, mobile computing, cloud computing and migration, software, infrastructure and platform as a service (SaaS, IaaS and PaaS), and data collection and analytics.

•Cybersecurity and Data Analytics. With our recent acquisition of KeyW, CMS offers a full suite of cyber services for its government and commercial clients, including defensive cyber operations and training, offensive cyber operations, cloud and data analytics, threat intelligence, intelligence analysis, incident response and forensics, software and infrastructure security engineering, computer forensics and exploitation and information technology-operational technology (IT-OT) convergence services.
•C5ISR (Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance and Reconnaissance). CMS is a leader in the design, development, analysis, implementation and support of C5ISR systems and technology in any environment, including land, sea, air, space and cyber domains. We provide advanced solutions for collecting, processing, exploiting and disseminating geospatial intelligence for the U.S. and Allied Intelligence Communities and Special Forces organizations. Core capabilities include: imaging systems, radar systems, precision geo-location products, custom packaging and microelectronics and customizable tagging, tracking and locating devices.
•Technical Services. We provide a broad range of technical consulting services to our government and commercial clients, including: systems integration, specialized propulsion, avionics, electrical, materials, aerodynamics, manufacturing processes modeling and simulation, testing and evaluation, scientific research, intelligent asset management, program management and consulting. NASA is one our major government customers in the U.S., where we provide a wide range of technology services. For our telecommunications customers, we provide permitting, site planning and engineering to enable the development of wireline and wireless communications including the development of 5G small cell sites.
•Facility Engineering and Operations. We provide services for advanced technical structures and systems, including flight/launch facilities, R&D facilities, test facilities and military range facilities. Customers also engage us to operate, maintain and provide technical services for these facilities and systems over their lives. We also provide sustainment and technical services for facility-oriented clients including for the automotive industry where we provide highly technical aerodynamic, climatic, altitude and acoustic solutions for our customer research and development operations.
•Nuclear Solutions. We provide support across the nuclear energy life-cycle, including operational site management, program management and research and consulting, mainly to the U.S. Department of Energy (DoE) and the Office for Nuclear Regulation (“ONR”) and NDA with the U.K. government.
Applying internally-developed technology
Across multiple businesses within CMS we license internally developed technology such as:
•KeyRadar®: The acquisition of KeyW brought numerous internally developed technologies, including KeyRadar, a scalable, software-defined synthetic aperture radar that can be configured to address a variety of missions, ranging from foliage penetration to long-range maritime domain awareness or long-range moving target detection.
•Ginkgo: Ginkgo is the only virtual learning environment specifically created for cybersecurity training. Designed by experienced cybersecurity instructors at CMS’s Parrot Labs, Ginkgo offers a complete solution for implementing hands-on IT and cybersecurity training for both local and distance learning environments on desktops, tablets, and other mobile devices.
•TITANTM: With the exponential growth of information being harvested, deriving meaningful insights from data collecting can be challenging for organizations. TITAN is a suite of solutions (including Graph Database, Elastic Stack, and SocTraq) that leverages open-source technology to filter out noise to find the real needle in the haystack of threats, offering real-time detection and alerting capabilities for high-value asset and mission critical systems.
•SOCTRAQ: SOCTRAQ is a next-generation component of the larger TITAN cyber data platform that aids our federal clients in the automation of cybersecurity found in a security operations center (SOC). The technology is a real-time threat detection and alerting heads-up display run on a client’s computer to provide incident detection, recommended response actions, and case management. Features include alert visualization, depiction of threat-chain, and adaptive machine learning.

People & Places Solutions (P&PS)
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
•Within transportation, we provide sustainable solutions to plan, develop, finance, design and engineer, construct, operate and maintain, next generation mobility across all modes, including highway, bridge, rail and transit, aviation, port and maritime infrastructure. For example, we do this by assessing the impact of autonomous vehicles on roadways and cities for transportation agencies, engineering and specifying vehicles for mass-transit, consulting services for digital fare payment systems, program management of the largest airport developments, designing cutting edge automated container terminals and ports infrastructure and utilizing digital data to develop cross modal mobility solutions. Our customers include the world’s largest transportation agencies as well as private shipping and logistics companies worldwide, including the multi-modal Port Authority of New York and New Jersey, Transport for London, and Etihad Rail.
•Water is one of the most precious resources in the world, and extreme weather events are exacerbating supply and demand issues with drought, desertification and flooding at the same time population growth and industrialization are increasing demands. We provide solutions across water and wastewater treatment, water reuse, and water resources such as the deployment of next generation smart metering, digital twin technology and highly technical consulting, engineering, design-build and operation of complex water systems. We support our customers on some of the world’s largest water infrastructure projects such as California WaterFix, Thames Tideway, Houston Water and Singapore National Water Agency.

•For the built environment, we deliver full-service solutions for cities, places and buildings, including smart-city and resiliency city solutions. This also includes consulting, engineering and design services for transportation hubs in Boston and London, urban developments, corporate, national government, healthcare, education, science facilities for public sector and industrial clients across diverse markets and services. Our solutions include multi-functional infrastructure that addresses economic, social and environmental issues spanning a range of sectors, technology and industries. We also provide consulting around technology-enabled asset management, economic development and scientific advancement that enables our clients to make intelligent data-driven investment decisions.
•In our environmental business we provide all aspects of environmental planning, permitting, regulatory and compliance management, and consulting services related to remediation, revitalization and redevelopment. We also provide critical consulting and technology related services to clients responsible for disaster planning, mitigation and response as well as logistics, planning and implementation support for leading edge scientific and research endeavors. We recently provided a large confidential U.S. customer with data analytics and visualization solutions to deliver actionable intelligence to help them understand and prioritize their approach to polyfluoroalkyl substances (PFAS) remediation.
•In our advanced facilities business, we provide fully integrated solutions for highly specialized facilities in the fields of medical research, sustainable manufacturing, nanoscience, biotechnology, semiconductor and data centers. Our services also include implementation of operational environments and providing cybersecurity assessments, network architecture development and construction management for their operational environments. Our clients include life sciences and pharmaceutical, specialty manufacturing, microelectronics and data intensive industries.
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
•TrackRecord is a workflow automation and compliance management platform for the delivery of major projects.
•AquaDNA is a wastewater asset management platform that lowers operation and maintenance costs and facilitates a move from reactive to proactive maintenance.
•Travel Service Optimisation (TSO) is Jacobs' travel sharing solution for Special Education needs children which centers on the children’s ability to travel together rather than focusing on their disability.
•SafetyWeb is a site hazard management and compliance tool.
•ProjectMapper is a web based geospatial mapping and project visualization software platform.
•Flood Modeller provides proactive decision-making to help manage our environment and the challenges associated with flood risk. It is suitable for a wide range of engineering and environmental applications, from calculating simple backwater profiles to modeling entire catchments to mapping potential flood risk for entire countries.
•Replica™ is Jacobs’ digital twin solution software platform and consists of the following capabilities:
•Replica Parametric Design™ (formerly CPES™) provides outputs on construction quantities and costs, life cycle quantities and costs, and estimates of environmental impacts. Rapid process design in Replica Process and the resulting development of the Replica Parametric Designs allows for thorough alternatives analysis and enhanced team communication.
•Replica Preview™ is used for early stage visualization of facility designs. This software rapidly creates scaled three-dimensional designs, which can be placed on Google Earth®. Rapid design development in Replica Parametric Design and visualization with Replica Preview allows for informed analysis of many alternatives and sound decision-making.

•Replica Systems Analysis™ (formerly Voyage™) is a very flexible platform that can simulate resource systems dynamically, over time. Examples of modeled systems include water resources, energy, solid waste and traffic. The ability to connect complex systems together in a single interface that is visually intuitive leads to informed team collaboration and creative solutions.
•Replica Process™ allows Jacobs' world-renowned expertise in water treatment to be simulated both statically and dynamically over time in Replica Process™ software. Much of the process predictive capabilities in Replica Process are founded on the Jacobs' Pro2D2™ and Source™ software. Informed decisions are founded on the ability of Replica Process to provide details on system performance among many alternatives, very quickly.
•Replica Hydraulics™ was designed to simulate all pressurized and gravity flow hydraulics of a system, simultaneously. Replica’s hydraulic blocks were built on accepted engineering practice equations and have been successfully verified on hundreds of projects. The Replica Hydraulics library is the foundation for complete, dynamic water system analysis and can be used exclusively for hydraulic analysis of a system or in conjunction with Replica Process, Replica Controls and/or Replica Air.
•Replica Controls™ allows for dynamic simulation of system instrumentation such as flow meters, indicator transmitters, limit switches and stream analyzers as well as the logic objects including PID controllers, sequencers, units controller and alarms. The software's controls capabilities and functionality align with industry design standards and its ability to predict full scale performance is unmatched due to the connectivity with Replica Hydraulics.
•Replica Air™ simulates all aspects of compressible fluid (e.g. air) supply system including pipes, valves, diffusers and blowers. The ability to couple Replica Air with Replica Controls in a single simulation allows for the development of unique and robust designs that reduce energy use and life cycle costs.
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
As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the disposal group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our non-current assets and liabilities of the Disposal Group are reflected as held-for-sale in the Consolidated Balance Sheets. As of the quarter ended December 27, 2019, a portion of the ECR business remains held by Jacobs as described above and continues to be classified as held for sale during the first fiscal quarter of 2019 in accordance with U.S. GAAP. For further discussion see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
Prior to the sale, we served the energy, chemicals and resources sectors, including upstream, midstream and downstream oil, gas, refining, chemicals and mining and minerals industries. We provided integrated delivery of complex projects for our Oil and Gas, Refining, and Petrochemicals clients.  Bridging the upstream, midstream and downstream industries, our services encompassed consulting, engineering, procurement, construction, maintenance and project management.

Results of Operations for the three months ended December 27, 2019 and December 28, 2018
(in thousands, except per share information)

	For the Three Months Ended
	December 27, 2019	December 28, 2018
Revenues	$3,360,049	$3,083,788
Direct cost of contracts	(2,715,478)	(2,515,268)
Gross profit	644,571	568,520
Selling, general and administrative expenses	(493,226)	(455,390)
Operating Profit	151,345	113,130
Other Income (Expense):
Interest income	946	2,104
Interest expense	(14,817)	(25,325)
Miscellaneous income (expense), net	116,695	2,282
Total other income (expense), net	102,824	(20,939)
Earnings from Continuing Operations Before Taxes	254,169	92,191
Income Tax Expense for Continuing Operations	(68,489)	(22,758)
Net Earnings of the Group from Continuing Operations	185,680	69,433
Net Earnings of the Group from Discontinued Operations	77,587	60,158
Net Earnings of the Group	263,267	129,591
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(6,257)	(4,539)
Net Earnings Attributable to Jacobs from Continuing Operations	179,423	64,894
Net (Earnings) Losses Attributable to Noncontrolling Interests from Discontinued Operations	—	(756)
Net Earnings Attributable to Jacobs from Discontinued Operations	77,587	59,402
Net Earnings Attributable to Jacobs	$257,010	$124,296
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.35	$0.45
Basic Net Earnings from Discontinued Operations Per Share	$0.58	$0.42
Basic Earnings Per Share	$1.93	$0.87

Diluted Net Earnings from Continuing Operations Per Share	$1.33	$0.45
Diluted Net Earnings from Discontinued Operations Per Share	$0.58	$0.41
Diluted Earnings Per Share	$1.91	$0.86

Overview – Three Months Ended December 27, 2019
Net earnings attributable to Jacobs from continuing operations for the fiscal quarter ended December 27, 2019 were $179.4 million (or $1.33 per diluted share), an increase of $114.5 million, or 176.5%, from $64.9 million (or $0.45 per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the three months ended December 27, 2019 were $74.9 million in after-tax unrealized appreciation gains recorded in miscellaneous income (expense), net, associated with our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale, $39.0 million in after-tax Restructuring and other charges and transaction costs associated primarily with the Company's pending acquisition of John Wood Groups' Nuclear consulting, remediation and program management business.
Net earnings attributable to Jacobs from discontinued operations for the fiscal quarter ended December 27, 2019 were $77.6 million (or $0.58 per diluted share), an increase of $18.2 million, or 30.6%, from $59.4 million (or $0.41 per diluted share) for the corresponding period last year. Included in net earnings attributable to Jacobs from discontinued operations for the current quarter was the settlement of the Nui Phao ("NPMC") legal matter described in Note 19- Commitments and Contingencies that was reimbursed by insurance, the release of the deferred gain for the delivery of the ECR IT Instance, as discussed in Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business and the adjustment for working capital and certain other items in connection with the ECR sale. The impact of these favorable items in the current period was offset mainly by the absence in the current period of normal operating results of the ECR business as reported in the prior period.
On August 20, 2019, Jacobs announced that it had entered into an agreement to acquire John Wood Group's Nuclear consulting, remediation and program management business. The transaction is expected to close by the end of fiscal 2020 second quarter.
Consolidated Results of Operations
Revenues for the first fiscal quarter of 2020 were $3.36 billion, an increase of $0.28 billion, or 9.0% from $3.08 billion for the corresponding period last year. The increase in revenues for the three month period year over year was due in part to fiscal 2020 incremental revenues from the June 2019 KeyW acquisition in addition to overall growth in our CMS and P&PS businesses. Pass-through costs included in revenues for the three months ended December 27, 2019 amounted to $701.8 million, an increase of $27.5 million , or 4.1%, from $674.3 million from the corresponding period last year.
Gross profit for the first quarter of 2020 was $644.6 million, an increase of $76.1 million, or 13.4% from $568.5 million from the corresponding period last year. Our gross profit margins were 19.2% and 18.4% for the three month periods ended December 27, 2019 and December 28, 2018, respectively. The increase in our gross profit was attributable to overall growth in both our P&PS and CMS businesses along with favorable impacts from the KeyW acquisition.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three months ended December 27, 2019 were $493.2 million, an increase of $37.8 million, or 8.3%, from $455.4 million for the corresponding period last year. The increase in SG&A expenses as compared to the corresponding period last year was due primarily to incremental SG&A from the KeyW acquisition, higher restructuring charges and higher personnel-related and professional services expenses. Impacts from foreign exchange were not material for the three months ended December 27, 2019.
Net interest expense for the three months ended December 27, 2019 was $13.9 million, a decrease of $9.4 million from $23.2 million for the corresponding period last year. The decrease in net interest expense for the three month period year over year is due to the paydown of debt subsequent to the ECR sale in the prior year third quarter.
Miscellaneous income (expense), net for the three months ended December 27, 2019 was $116.7 million, an increase of $114.5 million from $2.3 million, for the corresponding period last year. The higher income level over the prior year quarter was due primarily to $99.1 million in pre-tax unrealized gains associated with changes in the fair value of our investment in Worley stock. Also included in miscellaneous income (expense) during the three months ended December 27, 2019 is $12.0 million in TSA related income associated with the ECR sale as discussed in Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business.

The Company’s effective tax rates from continuing operations for the three months ended December 27, 2019 and December 28, 2018 were 27.0% and 24.7%, respectively. The Company’s effective tax rate from continuing operations for the three months ended December 27, 2019 was higher than the corresponding rate in the prior period primarily due to one-time income tax charges associated with partnership interest basis differences generated during the quarter. These items were partially offset by a $3.7 million favorable settlement with the Indian Revenue Service in the period ended December 27, 2019 and a $3.5 million benefit from the application of Internal Revenue Code section 179D which is associated with design of energy efficient facilities.
See Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States and significantly revised the U.S. corporate income tax laws. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts during a one year “measurement period” like that used when accounting for business combinations. As of December 22, 2018, we completed our accounting for the tax effects of the enactment of the Act. For the deferred tax balances, we remeasured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s revised remeasurement resulted in cumulative charges to income tax expense of $144.4 million for the measurement period. The Act called for a one-time tax on deemed repatriation of foreign earnings. This one-time transition tax was based on our total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. We recorded $14.3 million in cumulative transition taxes during the measurement period, although the transition tax was expected to be offset by foreign tax credits in the future, resulting in no additional cash tax liability. In addition, the Company recorded $104.2 million in cumulative valuation expense charges during the measurement period with respect to certain foreign tax credit deferred tax assets as a result of the Tax Act and CH2M integration.
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

	Three Months Ended
	December 27, 2019	December 28, 2018
Revenues from External Customers:
Critical Mission Solutions	$1,182,457	$1,035,028
People & Places Solutions	2,177,592	2,048,760
Total	$3,360,049	$3,083,788

	For the Three Months Ended
	December 27, 2019	December 28, 2018
Segment Operating Profit:
Critical Mission Solutions	$90,422	$72,152
People & Places Solutions	178,328	159,459
Total Segment Operating Profit	268,750	231,611
Other Corporate Expenses (1)	(66,719)	(71,247)
Restructuring and Other Charges	(49,663)	(47,234)
Transaction Costs	(1,023)	—
Total U.S. GAAP Operating Profit	151,345	113,130
Total Other (Expense) Income, net (2)	102,824	(20,939)
Earnings from Continuing Operations Before Taxes	$254,169	$92,191
(1)Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amount of $6.4 million for the three-month period ended December 28, 2018. Other corporate expenses also include intangibles amortization of $21.8 million and $18.7 million for the three-month periods ended December 27, 2019 and December 28, 2018, respectively.
(2)Includes revenues under the Company's TSA with Worley of $12.0 million, $99.1 million of fair value adjustments (unrealized gains) related to our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale and the amortization of deferred financing fees related to the CH2M acquisition of $0.6 million for the three months ended December 27, 2019. For the three months ended December 28, 2018, primarily includes interest expense of $25.3 million and the amortization of deferred financing fees related to the CH2M acquisition of $0.5 million. Also, includes items related to restructuring and other charges for the three months ended December 27, 2019 and December 28, 2018, which are the loss on settlement of the CH2M portion of the U.S. pension plan of $2.4 million and the gain on the settlement of the CH2M retiree medical plans of $2.2 million, respectively.
Critical Mission Solutions

	Three Months Ended
	December 27, 2019	December 28, 2018
Revenue	$1,182,457	$1,035,028
Operating Profit	$90,422	$72,152
Critical Mission Solutions (CMS) segment revenues for the three months ended December 27, 2019 were $1.18 billion, an increase of $147.4 million, or 14.2% from $1.04 billion for the corresponding period last year. Our increase in revenue was primarily attributable to incremental revenue from the KeyW acquisition, combined with year over year revenue volume growth across our legacy portfolio, highlighted by increased spending by customers in the U.S. government business sector. Impacts on revenues from foreign currency were not material for the three-month period of December 27, 2019 compared to the corresponding prior year period.
Operating profit for the segment was $90.4 million for the three months ended December 27, 2019, an increase of $18.3 million, or 25.3%, from $72.2 million for the corresponding period last year. The increases from the prior year were primarily attributable to incremental operating profit from the KeyW acquisition, the continued growth in profits from our U.S. governmental business sector and the favorable close out of a large program management contract. Impacts on operating profit from foreign currency were not material for the three month period of December 27, 2019, compared to the corresponding prior year period.
People & Places Solutions

	Three Months Ended
	December 27, 2019	December 28, 2018
Revenue	$2,177,592	$2,048,760
Operating Profit	$178,328	$159,459

Revenues for the People & Places Solutions (P&PS) segment for the three months ended December 27, 2019 were $2.18 billion, an increase of $128.8 million, or 6.3%, from $2.05 billion for the corresponding period last year. The increases in revenue were due in part to portfolio growth across our businesses, highlighted by strong investment in Advanced Facilities, water and transport infrastructure and project management/construction management ("PMCM") sectors. Impacts on revenues from unfavorable foreign currency translation were approximately $9.6 million for the three-month period of December 27, 2019 compared to the corresponding prior year period.
Operating profit for the segment for the three months ended December 27, 2019 was $178.3 million, an increase of $18.9 million, or 11.8%, from $159.5 million for the corresponding period last year. The year over year increase in operating profit was due primarily to positive impacts from the higher year over year revenues for the segment. Impacts on operating profit from foreign currency were not material for the three month period of December 27, 2019, compared to the corresponding prior year period.
Other Corporate Expenses
Other corporate expenses for the three months ended December 27, 2019 were $66.7 million, a decrease of $4.5 million from $71.2 million for the corresponding period last year. This decrease was due primarily to lower professional service fees in the current period compared to the prior year period.
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
For the three months ended December 27, 2019 and December 28, 2018, net earnings attributable to discontinued operations after income taxes were $77.6 million and $59.4 million, respectively. While the ECR business sale closed in April 2019, the Company recognized additional pretax income from discontinued operations of $111.5 million in the three months ended December 27, 2019 primarily for the release of a deferred gain upon achievement of the IT Migration Date described in Note 7 in connection with the delivery to Worley of certain IT application and hardware assets related to the ECR business, as well as adjustment for working capital and certain other items resolved during the quarter. Additionally, the Company recognized a reduction to selling, general and administrative expenses in discontinued operations related to an insurance recovery resolution of $50.0 million in connection with the NPMC legal matter.
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
The following table summarizes our backlog at December 27, 2019 and December 28, 2018 (in millions):

	December 27, 2019	December 28, 2018
Critical Mission Solutions	$8,473	$7,158
People & Places Solutions	14,197	13,177
Total	$22,670	$20,335
The increase in backlog in Critical Mission Solutions (CMS) from December 28, 2018 was primarily the result of the acquisition of KeyW.
The increase in backlog in People & Places Solutions (P&PS) from December 28, 2018 was primarily the result of new awards in the U.K. and U.S. markets.
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
Liquidity and Capital Resources
At December 27, 2019, our principal sources of liquidity consisted of $619.2 million in cash and cash equivalents and $1.33 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility").
The amount of cash and cash equivalents at December 27, 2019 represented a decrease of $11.9 million from $631.1 million at September 27, 2019, the changes of which are described below.

Our cash flow used for operations of $137.2 million during the three-month period ended December 27, 2019 was comparatively favorable to the $224.7 million in cash flow used for operations for the corresponding prior year period. This improvement was due primarily to favorable net earnings adjusted for noncash items compared to the previous period driven by improved operating performance. Partly offsetting this favorable impact was slightly higher uses of cash in working capital, due mainly to higher cash amounts used in accrued liabilities associated with higher payments in personnel related liabilities and professional services year over year, which was partly offset mainly by lower accounts receivable and contract assets (net of contract liabilities).
Our cash used for investing activities for the three months ended December 27, 2019 was $34.3 million, compared to cash used for investing of $22.6 million in the prior year, the change due primarily to a contribution to an equity method investment.
Our cash provided by financing activities of $166.9 million for the three months ended December 27, 2019 resulted mainly from net proceeds from borrowings of $210.6 million, partly offset by dividends of $25.6 million and stock-based compensation and benefit plan related activity of $18.1 million. Cash provided by financing activities in the prior period was $345.7 million, due primarily from net borrowings of $527.1 million, partly offset by cash used for share repurchases of $141.8 million, $28.6 million in dividends to shareholders and noncontrolling interests and approximately $10.9 million in stock-based compensation and benefit plan related activity.
At December 27, 2019, the Company had approximately $194.7 million in cash and cash equivalents held in the U.S. and $424.5 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 15- Income Taxes of Notes to Consolidated Financial Statements included in our 2019 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $271.8 million in letters of credit outstanding at December 27, 2019. Of this amount, $2.3 million was issued under the Revolving Credit Facility and $269.6 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On April 26, 2019, Jacobs completed the sale of its ECR business to Worley for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items.
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S. based innovative national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.6 million which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of $298.4 million. The Company repaid all of KeyW's outstanding debt by the end of Q4 fiscal 2019. The Company has recorded its preliminary purchase accounting processes associated with the acquisition, which is summarized in Note 5- Business Combinations.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations. We were in compliance with all of our debt covenants at December 27, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please see the Note 12- Borrowings in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the Revolving Credit Facility and Note Purchase Agreement.

Our Revolving Credit Facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 27, 2019, we had an aggregate of $0.9 billion in outstanding borrowings under our Revolving Credit Facility. Interest on amounts borrowed under this agreement is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Revolving Credit Facility bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. Additionally, if our consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points.
For the three months ended December 27, 2019, our weighted average floating rate borrowings were approximately $1.30 billion. If floating interest rates had increased by 1.00%, our interest expense for the three months ended December 27, 2019 would have increased by approximately $3.4 million.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.
The Company’s management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of December 27, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of KeyW that are subsumed by internal control over financial reporting. KeyW accounted for approximately 8% of total assets as of the Evaluation Date and approximately 3% of total revenues of the Company for the fiscal quarter ended on the Evaluation Date.
Changes in Internal Control Over Financial Reporting
Other than changes implemented during the quarter in connection with the Company's adoption of ASC 842, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Quarter ended December 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item 1 is included in the Note 19- Commitments and Contingencies included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Please refer to Item 1A, Risk Factors in our 2019 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors, except for the information disclosed elsewhere in this Quarterly Report on Form 10-Q that provides factual updates to those risk factors. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the first fiscal quarter of 2020.
Share Repurchases
On January 17, 2019, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022 (the "2019 Repurchase Authorization"). During fiscal 2019, the Company launched accelerated share repurchase programs by advancing a total of $500 million to two financial institutions in privately negotiated transactions (collectively, the "2019 ASR Programs"). The specific number of shares that the Company repurchased under the 2019 ASR Programs were determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period which ended on June 5, 2019 for the first $250 million in repurchases and on December 4, 2019 for the second $250 million in repurchases. The purchases were recorded as share retirements for purposes of calculating earnings per share. The following table summarizes the activity under the 2019 Repurchase Authorization during the first quarter of fiscal 2020, which relates only to the final non-cash settlement of the second $250 million ASR program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Numbers of Shares Purchased as Part of the 2019 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2019 Repurchase Authorization
December 2, 2019 - December 6, 2019	351,486	$91.08	351,486	$393,700,000
(1) Includes commissions paid and calculated at the average price per share
On January 16, 2020, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). There have been no repurchases under the 2020 Repurchase Authorization as of December 27, 2019.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosure.
None.
Item 5.  Other Information.
None.

Item 6. Exhibits.

10.1#*	Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth – 2020 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).
10.2#*	Form of Restricted Stock Unit Agreement (Performance Shares – ROIC – 2020 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).
10.3#*	Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Chief Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2019, (formatted as Inline XBRL and contained in Exhibit 101).

#  Management contract or compensatory plan or arrangement
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
President
and Chief Financial Officer
(Principal Financial Officer)

Date:	February 4, 2020