Form 10-Q
period 2020-03-27
JACOBS ENGINEERING GROUP INC /DE/
filed 2020-05-06
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2020
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at April 27, 2020: 130,102,663

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 27, 2020	September 27, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,655,879	$631,068
Receivables and contract assets	3,178,580	2,840,209
Prepaid expenses and other	332,395	639,539
Current assets held for sale	—	952
Total current assets	5,166,854	4,111,768
Property, Equipment and Improvements, net	330,505	308,143
Other Noncurrent Assets:
Goodwill	5,596,156	5,432,544
Intangibles, net	689,795	665,076
Miscellaneous	1,351,303	918,202
Noncurrent assets held for sale	—	26,978
Total other noncurrent assets	7,637,254	7,042,800
	$13,134,613	$11,462,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$199,901
Accounts payable	1,030,263	1,072,645
Accrued liabilities	1,178,612	1,384,379
Contract liabilities	416,009	414,208
Current liabilities held for sale	—	2,573
Total current liabilities	2,624,884	3,073,706
Long-term Debt	3,099,456	1,201,245
Other Deferred Liabilities	1,797,290	1,419,005
Noncurrent Liabilities Held for Sale	—	97
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding—129,984,887 shares and 132,879,395 shares as of March 27, 2020 and September 27, 2019, respectively	129,985	132,879
Additional paid-in capital	2,569,417	2,559,450
Retained earnings	3,808,698	3,939,174
Accumulated other comprehensive loss	(946,317)	(916,812)
Total Jacobs stockholders’ equity	5,561,783	5,714,691
Noncontrolling interests	51,200	53,967
Total Group stockholders’ equity	5,612,983	5,768,658
	$13,134,613	$11,462,711
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended March 27, 2020 and March 29, 2019
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Revenues	$3,427,180	$3,091,596	$6,787,229	$6,175,384
Direct cost of contracts	(2,779,045)	(2,474,755)	(5,494,522)	(4,990,023)
Gross profit	648,135	616,841	1,292,707	1,185,361
Selling, general and administrative expenses	(480,357)	(514,160)	(973,582)	(969,551)
Operating Profit	167,778	102,681	319,125	215,810
Other (Expense) Income:
Interest income	985	1,670	1,931	3,774
Interest expense	(15,154)	(29,423)	(29,971)	(54,749)
Miscellaneous (expense) income, net	(330,414)	36,904	(213,719)	39,186
Total other (expense) income, net	(344,583)	9,151	(241,759)	(11,789)
(Loss) Earnings from Continuing Operations Before Taxes	(176,805)	111,832	77,366	204,021
Income Tax Benefit (Expense) for Continuing Operations	61,122	7,947	(7,368)	(14,811)
Net (Loss) Earnings of the Group from Continuing Operations	(115,683)	119,779	69,998	189,210
Net Earnings (Loss) of the Group from Discontinued Operations	29,880	(57,006)	107,468	3,153
Net (Loss) Earnings of the Group	(85,803)	62,773	177,466	192,363
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(6,284)	(5,024)	(12,540)	(9,562)
Net (Loss) Earnings Attributable to Jacobs from Continuing Operations	(121,967)	114,755	57,458	179,648
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(832)	—	(1,588)
Net Earnings (Loss) Attributable to Jacobs from Discontinued Operations	29,880	(57,838)	107,468	1,565
Net (Loss) Earnings Attributable to Jacobs	$(92,087)	$56,917	$164,926	$181,213
Net (Loss) Earnings Per Share:
Basic Net (Loss) Earnings from Continuing Operations Per Share	$(0.92)	$0.83	$0.43	$1.28
Basic Net Earnings (Loss) from Discontinued Operations Per Share	$0.23	$(0.42)	$0.81	$0.01
Basic (Loss) Earnings Per Share	$(0.69)	$0.41	$1.24	$1.29

Diluted Net (Loss) Earnings from Continuing Operations Per Share	$(0.92)	$0.82	$0.43	$1.27
Diluted Net Earnings (Loss) from Discontinued Operations Per Share	$0.23	$(0.41)	$0.80	$0.01
Diluted (Loss) Earnings Per Share	$(0.69)	$0.41	$1.23	$1.28
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended March 27, 2020 and March 29, 2019
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Net (Loss) Earnings of the Group	$(85,803)	$62,773	$177,466	$192,363
Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(116,575)	31,352	(64,278)	(21,048)
Gain (loss) on cash flow hedges	—	348	18	2,138
Change in pension and retiree medical plan liabilities	28,717	(43,835)	12,466	(42,010)
Other comprehensive (loss) income before taxes	(87,858)	(12,135)	(51,794)	(60,920)
Income Tax (Expense) Benefit:
Foreign currency translation adjustment	18,429	—	18,429	—
Cash flow hedges	—	10	—	(533)
Change in pension and retiree medical plan liabilities	3,278	8,417	3,860	7,896
Income Tax (Expense) Benefit:	21,707	8,427	22,289	7,363
Net other comprehensive income (loss)	(66,151)	(3,708)	(29,505)	(53,557)
Net Comprehensive (Loss) Income of the Group	(151,954)	59,065	147,961	138,806
Net (Earnings) Loss Attributable to Noncontrolling Interests	(6,284)	(5,856)	(12,540)	(11,150)
Net Comprehensive (Loss) Income Attributable to Jacobs	$(158,238)	$53,209	$135,421	$127,656
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 27, 2020 and March 29, 2019
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at December 28, 2018	$140,400	$2,672,390	$3,796,864	$(856,552)	$5,753,102	$87,932	$5,841,034
Net earnings	—	—	56,917	—	56,917	5,856	62,773
Foreign currency translation adjustments	—	—	—	31,352	31,352	—	31,352
Pension and retiree medical plan liability, net of deferred taxes of $(8,417)	—	—	—	(35,418)	(35,418)	—	(35,418)
Gain on derivatives, net of deferred taxes of $(10)	—	—	—	358	358	—	358
Dividends	—	—	(23,696)	—	(23,696)	—	(23,696)
Distributions to noncontrolling interests	—	—	—	—	—	(4,061)	(4,061)
Stock based compensation	—	13,322	—	—	13,322	—	13,322
Issuances of equity securities including shares withheld for taxes	407	16,362	(216)	—	16,553	—	16,553
Repurchases of equity securities	(4,375)	(133,265)	(208,996)	—	(346,636)	—	(346,636)
Balances at March 29, 2019	$136,432	$2,568,809	$3,620,873	$(860,260)	$5,465,854	$89,727	$5,555,581

Balances at December 27, 2019	$133,001	$2,605,765	$4,145,825	$(880,166)	$6,004,425	$57,746	$6,062,171
Net (loss) earnings	—	—	(92,087)	—	(92,087)	6,284	(85,803)
Foreign currency translation adjustments, net of deferred taxes of $(18,429)	—	—	—	(98,146)	(98,146)	—	(98,146)
Pension liability, net of deferred taxes of $(3,278)	—	—	—	31,995	31,995	—	31,995
Dividends	—	—	(25,453)	—	(25,453)		(25,453)
Noncontrolling interests - distributions and other	—	5,002	—	—	5,002	(12,830)	(7,828)
Stock based compensation	—	9,533	24	—	9,557	—	9,557
Issuances of equity securities including shares withheld for taxes	208	12,294	(190)	—	12,312	—	12,312
Repurchases of equity securities	(3,224)	(63,177)	(219,421)	—	(285,822)	—	(285,822)
Balances at March 27, 2020	$129,985	$2,569,417	$3,808,698	$(946,317)	$5,561,783	$51,200	$5,612,983
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended March 27, 2020 and March 29, 2019
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 28, 2018	$142,218	$2,708,839	$3,809,991	$(806,703)	$5,854,345	$90,009	$5,944,354
Net earnings	—	—	181,213	—	181,213	11,150	192,363
Adoption of ASC 606, net of deferred taxes of $(10,285)			(37,209)		(37,209)		(37,209)
Foreign currency translation adjustments	—	—	—	(21,048)	(21,048)	—	(21,048)
Pension and retiree medical plan liability, net of deferred taxes of $(7,896)	—	—	—	(34,114)	(34,114)	—	(34,114)
Gain on derivatives, net of deferred taxes of $533	—	—	—	1,605	1,605	—	1,605
Noncontrolling interest acquired / consolidated	—	(1,113)	—	—	(1,113)	—	(1,113)
Dividends	—	—	(23,929)	—	(23,929)		(23,929)
Distributions to noncontrolling interests	—	—	—	—	—	(11,432)	(11,432)
Stock based compensation	—	28,910	6	—	28,916	—	28,916
Issuances of equity securities including shares withheld for taxes	913	9,854	(5,144)	—	5,623	—	5,623
Repurchases of equity securities	(6,699)	(177,681)	(304,055)	—	(488,435)	—	(488,435)
Balances at March 29, 2019	$136,432	$2,568,809	$3,620,873	$(860,260)	$5,465,854	$89,727	$5,555,581

Balances at September 27, 2019	$132,879	$2,559,450	$3,939,174	$(916,812)	$5,714,691	$53,967	$5,768,658
Net earnings	—	—	164,926	—	164,926	12,540	177,466
Foreign currency translation adjustments, net of deferred taxes of $(18,429)	—	—	—	(45,849)	(45,849)	—	(45,849)
Pension and retiree medical plan liability, net of deferred taxes of $(3,860)	—	—	—	16,326	16,326	—	16,326
Gain on derivatives, net of deferred taxes of $—	—	—	—	18	18	—	18
Dividends	—	—	(25,522)	—	(25,522)	—	(25,522)
Noncontrolling interests - distributions and other	—	5,002	—	—	5,002	(15,307)	(10,305)
Stock based compensation	—	22,733	1,102	—	23,835	—	23,835
Issuances of equity securities including shares withheld for taxes	682	2,179	(8,683)	—	(5,822)	—	(5,822)
Repurchases of equity securities	(3,576)	(19,947)	(262,299)	—	(285,822)	—	(285,822)
Balances at March 27, 2020	$129,985	$2,569,417	$3,808,698	$(946,317)	$5,561,783	$51,200	$5,612,983
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 27, 2020 and March 29, 2019
(In thousands)
(Unaudited)

	For the Six Months Ended
	March 27, 2020	March 29, 2019
Cash Flows from Operating Activities:
Net (loss) earnings attributable to the Group	$177,466	$192,363
Adjustments to reconcile net earnings to net cash flows (used for) provided by operations:
Depreciation and amortization:
Property, equipment and improvements	44,718	43,812
Intangible assets	43,939	37,963
Gain on sale of ECR business	(81,910)	—
Loss on investment in equity securities	270,225	—
Stock based compensation	23,835	28,916
Equity in (loss) earnings of operating ventures, net	235	(5,325)
(Gain) Loss on disposals of assets, net	(247)	3,730
Loss (Gain) on pension and retiree medical plan changes	2,651	(34,621)
Deferred income taxes	73,440	(31,008)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	(213,685)	(194,850)
Prepaid expenses and other current assets	(8,777)	47,733
Accounts payable	(152,665)	(6,754)
Accrued liabilities	(53,567)	(57,763)
Other deferred liabilities	(153,508)	(48,761)
Other, net	42,818	(30,667)
Net cash provided by (used for) operating activities	14,968	(55,232)
Cash Flows from Investing Activities:
Additions to property and equipment	(61,337)	(61,480)
Disposals of property and equipment and other assets	38	7,240
Distributions of capital from (contributions to) equity investees	(12,358)	(3,904)
Acquisitions of businesses, net of cash acquired	(286,534)	—
Proceeds (payments) related to sales of businesses	(5,061)	—
Purchases of noncontrolling interests	—	(1,113)
Net cash (used for) provided by investing activities	(365,252)	(59,257)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,737,764	1,648,903
Repayments of long-term borrowings	(826,463)	(949,176)
Proceeds from short-term borrowings	78	1
Repayments of short-term borrowings	(200,008)	(4,157)
Debt issuance costs	(1,807)	(3,741)
Proceeds from issuances of common stock	18,920	25,945
Common stock repurchases	(285,822)	(488,435)
Taxes paid on vested restricted stock	(24,742)	(20,317)
Cash dividends, including to noncontrolling interests	(63,530)	(56,390)
Net cash provided by (used for) financing activities	1,354,390	152,633
Effect of Exchange Rate Changes	20,705	19,136
Net Increase (Decrease) in Cash and Cash Equivalents	1,024,811	57,280
Cash and Cash Equivalents at the Beginning of the Period	631,068	793,358
Cash and Cash Equivalents at the End of the Period	1,655,879	850,638
Less Cash and Cash Equivalents included in Assets held for Sale	—	(176,090)
Cash and Cash Equivalents of Continuing Operations at the End of the Period	$1,655,879	$674,548
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 27, 2020, and for the three and six months ended March 27, 2020.
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
Effective the beginning of fiscal first quarter 2019, the Company adopted ASC 606, Revenue from Contracts with Customers, including the subsequent ASUs that amended and clarified the related guidance. The Company adopted ASC Topic 606 using the modified retrospective method, and accordingly the new guidance was applied retrospectively to contracts that were not completed or substantially completed as of September 29, 2018 (the date of initial application). Please refer to Note 13- Revenue Accounting for Contracts for a discussion of our updated policies related to revenue recognition.
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of the nuclear consulting, remediation and program management business of John Wood Group, a U.K.-based energy services company, for an enterprise value of £241 million, or approximately $310.9 million, less cash acquired of $24.3 million. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 5- Business Combinations.
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S.-based national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.7 million, which was comprised of approximately $604.3 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of approximately $298.4 million. The Company repaid all of the assumed KeyW debt by the end of the fourth fiscal quarter of 2019. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 5- Business Combinations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, assets and liabilities of the Disposal Group were reflected as held-for-sale in the Consolidated Balance Sheets through December 27, 2019. As of March 27, 2020, all of the ECR business under the terms of the sale has been conveyed to Worley and as such, no amounts remain held for sale. For further discussion see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
2. Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities, the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements, and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience including considerations for potential impacts of the coronavirus (COVID-19) pandemic, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly.
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
ASU 2017-04, Simplifying the Test for Goodwill Impairment, is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. An entity will now recognize a goodwill impairment charge for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. Management does not expect the adoption of ASU 2017-04 to have a material impact on the Company's financial position, results of operations or cash flows.
ASU No. 2016-13, Financial Instruments - Credit Losses ("ASC 326"): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This standard will be effective for our interim and annual periods beginning with the first fiscal quarter of 2021, and must be applied on a modified retrospective basis.
5. Business Combinations
John Wood Group's Nuclear Business
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of the nuclear consulting, remediation and program management business of John Wood Group, a U.K.-based energy services company, for an enterprise value of £241 million, or approximately $310.9 million, less cash acquired of $24.3 million, subject to additional working capital adjustments. The John Wood Group nuclear business allows Jacobs to further expand its nuclear remediation business. The following summarizes the fair values of John Wood Group's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$24.3
Receivables	66.4
Other current assets	5.2
Property, equipment and improvements, net	7.3
Goodwill	205.8
Identifiable intangible assets	81.0
Miscellaneous	5.6
Total Assets	$395.6

Liabilities
Accounts payable, accrued expenses and other current liabilities	$69.2
Long term liabilities	15.5
Total Liabilities	84.7
Net assets acquired	$310.9
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of John Wood Group's assets acquired and liabilities assumed. The final purchase price allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Identified intangibles include customer relationships, contracts and backlog and developed technology. The customer relationships, contracts and backlog intangible represents the fair value of existing contracts, underlying customer relationships and backlog. The customer relationships, contracts and backlog intangible and the developed technology intangible have lives of 12 and 15 years, respectively.
Fair value measurements relating to the John Wood Group nuclear business are made primarily using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using inputs primarily for the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as furniture, fixtures and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation.
No summarized unaudited pro forma results are provided for the John Wood Group nuclear business due to the immateriality of this acquisition relative to the Company's consolidated financial position and results of operations.
KeyW
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S. based national security solutions provider to the intelligence, cyber, and counterterrorism communities, by acquiring 100% of the outstanding shares of KeyW common stock (the "KeyW acquisition"). The KeyW acquisition allows Jacobs to further expand its government services business. The Company paid total consideration of $902.7 million, which was comprised of approximately $604.3 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of approximately $298.4 million. The Company has repaid all of the assumed KeyW debt by the end of the fourth fiscal quarter of 2019.
The following summarizes the fair values of KeyW's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$29.1
Receivables	80.1
Inventories, net	21.3
Prepaid expenses and other	2.5
Property, equipment and improvements, net	24.6
Deferred tax asset and other	35.6
Goodwill	614.2
Identifiable intangible assets	179.0
Total Assets	$986.4

Liabilities
Accounts payable	$8.3
Accrued expenses	68.7
Short term debt	298.4
Other current liabilities	3.9
Other non-current liabilities	2.9
Total Liabilities	382.2
Net assets acquired	$604.2

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. Goodwill of $136.0 million is expected to be deductible for tax purposes. The Company will be completing its final assessment of the fair values of the opening balance sheet for this acquisition during the third fiscal quarter of 2020 which could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Identified intangibles include customer relationships, contracts and backlog and developed technology. The customer relationships, contracts and backlog intangible represents the fair value of existing contracts, underlying customer relationships and backlog. The customer relationships, contracts and backlog intangible, and the developed technology intangible have lives of 10 and 12 years, respectively. Other intangible liabilities consist of the fair value of office leases and have a weighted average life of approximately 9 years.
Fair value measurements relating to the KeyW acquisition are made primarily using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using inputs primarily for the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as furniture, fixtures and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation.
The following presents summarized unaudited pro forma operating results of the Company assuming that the Company had acquired KeyW at October 1, 2017. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred on such date (in millions, except per share data):

Six Months Ended March 29, 2019
Revenues	$6,415.4
Net earnings of the Group	$189.0
Net earnings (loss) attributable to Jacobs	$179.4
Net earnings (loss) attributable to Jacobs per share:
Basic earnings (loss) per share	$1.28
Diluted earnings (loss) per share	$1.27
Included in the table above are the unaudited pro forma operating results of continuing operations. Also, income tax expense (benefit) for the six-month pro forma period ended March 29, 2019 was $15.7 million.
6. Goodwill and Intangibles
The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets at March 27, 2020 and September 27, 2019 was as follows (in millions):

	Critical Mission Solutions	People & Places Solutions	Total
Balance September 27, 2019	$2,202	$3,231	$5,433
Acquired	206	—	206
Disposed	—	(6)	(6)
Post-Acquisition Adjustments	2	—	2
Foreign Exchange Impact	(19)	(20)	(39)
Balance March 27, 2020	$2,391	$3,205	$5,596

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at March 27, 2020 and September 27, 2019 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Other	Total
Balances September 27, 2019	$622,392	$40,833	$1,183	$668	$665,076
Amortization	(41,947)	(1,773)	(219)	—	(43,939)
Acquired	73,558	6,452	—	985	80,995
Foreign currency translation	(11,314)	(466)	(67)	(490)	(12,337)
Balances March 27, 2020	$642,689	$45,046	$897	$1,163	$689,795
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2020 and for the succeeding years.

Fiscal Year	(in millions)
2020	$46.2
2021	87.7
2022	87.0
2023	86.5
2024	86.2
Thereafter	292.5
Total	$686.1

7.  Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its ECR business to Worley for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). The stock and asset purchase agreement for the ECR sale contained a lock-up on our ability to sell the Worley shares received in the transaction, which expired in the first fiscal quarter of 2020.
Gain on Sale and Deferred Gain
As a result of the ECR sale, the Company recognized a pre-tax gain of $1.0 billion, $935.1 million of which was recognized in fiscal 2019 and $81.9 million of which is included in Net Earnings of the Group from Discontinued Operations on the consolidated statement of earnings for the six months ended March 27, 2020, which is further discussed below.
Upon closing the ECR sale, the Company retained a noncontrolling interest (with significant influence) in People & Places Solutions ("P&PS")-related activities in one international legal entity acquired by Worley. The fair value of the Company’s retained interest in the net assets and liabilities of this entity was estimated at $33.0 million and recorded at closing. For another international legal entity, the closing and transfer of ECR-related assets to Worley were set to occur at a future date. At the time of the ECR sale, the Company allocated proceeds received to these deferred closing items on a relative fair value basis and recognized a deferred gain of $34.4 million. During the second fiscal quarter of 2020, the delayed transfer of the ECR-related assets and liabilities of these two international entities occurred, and as a result, all previously deferred gain amounts were recognized.
In addition to consideration received for the sale of the business, the proceeds received included advanced consideration for the Company to deliver IT application and related hardware assets at a future date (“IT Migration Date”) to Worley upon completion of the interim transition services, described further below. This deliverable of IT assets was

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
considered to be a separate element of the ECR business sale transaction, and accordingly, we allocated a portion of the proceeds received of $95.3 million on a relative fair value basis to this separate deliverable and recognized deferred income. Upon completion and acceptance of this deliverable by Worley in December 2019, the deferred proceeds were recognized in income, along with expenses associated with any costs incurred and deferred by the Company for this deliverable.
Investment in Worley Stock
As discussed above, the Company received 58.2 million in ordinary shares of Worley. Pursuant to the purchase agreement for the ECR sale, 51.4 million of the shares were considered "restricted" during a lock-up period beginning April 26, 2019 and ending in December 2019. During the lock-up period the Company could not, without Worley's consent, directly or indirectly dispose of the "restricted" shares. The remaining 6.8 million shares not considered "restricted" were sold in the prior year, netting a loss of $4.9 million, which was recognized in miscellaneous income (expense), net. Dividend income and unrealized gains and losses on changes in fair value of Worley shares are recognized in miscellaneous income (expense), net in continuing operations.
The Company's investment in Worley is measured at fair value through net income as it is an equity investment with a readily determinable fair value based on quoted market prices. The 51.4 million ordinary shares that are no longer considered "restricted" are recorded within prepaid expenses and other in the Company's consolidated balance sheets at their estimated fair value, which is $180.9 million as of March 27, 2020. For the three and six month periods ended March 27, 2020, the Company recognized $375.5 million and $270.2 million, respectively in losses associated with share price and currency changes on this investment as well as dividends of $7.7 million. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Transition Service Agreement
Upon closing of the ECR sale, the Company entered into a Transition Services Agreement (the "TSA") with Worley pursuant to which the Company, on an interim basis, provided various services to Worley, including executive consultation, corporate, information technology, and project services. The initial term of the TSA began immediately following closing of the ECR sale on April 26, 2019 and expired in April 2020, although the parties mutually agreed to extend certain of the services for additional time periods beyond the initial term. Pursuant to the terms of the TSA, the Company received payments for the interim services which approximate costs incurred to perform the services. The Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $14.2 million in TSA related income for such services that is reported in miscellaneous income (expense) for the six months ended March 27, 2020 before inclusion of certain incremental outside service support costs agreed to be shared equally by the parties.
Discontinued Operations
As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represent a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, assets and liabilities of the ECR business were reflected as held-for-sale in the Consolidated Balance Sheets through December 27, 2019. As of the quarter ended March 27, 2020, all of the ECR business under the terms of the sale has been conveyed to Worley and as such, no amounts remain held for sale. Any assets and liabilities of the ECR business that were retained by the Company pursuant to the stock and asset purchase agreement with Worley are included in discontinued operations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Summarized Financial Information of Discontinued Operations
The following table represents earnings (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended		For the Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Revenues	$4,063	$1,161,083	$11,162	$2,325,790
Direct cost of contracts	(1,363)	(999,944)	(6,055)	(1,995,550)
Gross profit	2,700	161,139	5,107	330,240
Selling, general and administrative expenses	(2,999)	(202,590)	44,161	(293,600)
Operating (Loss) Profit	(299)	(41,451)	49,268	36,640
Gain on sale of ECR business	19,967	—	81,910	—
Other (expense) income, net	(1,361)	(34,413)	(1,361)	(32,293)
Earnings (Loss) Before Taxes from Discontinued Operations	18,307	(75,864)	129,817	4,347
Income Tax Benefit (Expense)	11,573	18,858	(22,349)	(1,194)
Net Earnings (Loss) of the Group from Discontinued Operations	$29,880	$(57,006)	$107,468	$3,153
Selling, general and administrative expenses includes an offsetting insurance recovery of $50.0 million for the six months ended March 27, 2020 recorded in connection with the Nui Phao ("NPMC") legal matter described in Note 19- Commitments and Contingencies. Additionally, the three and six month periods ended March 29, 2019 include a charge for the award and recovery of costs, estimated related interest and attorneys' fees related to the NPMC legal matter. The gain on sale of the ECR business of $20.0 million for the three months ended March 27, 2020 primarily relates to the recognition of the deferred gain for the delayed transfer of the ECR-related assets and liabilities of the two international entities discussed above and adjustments for working capital and certain other items in connection with the ECR sale. For the six months ended March 27, 2020, the gain on sale of $81.9 million also includes additional income for the release of a deferred gain upon achievement of the IT Migration Date described above in connection with the delivery to Worley of certain IT application and hardware assets related to the ECR business, as well as adjustments to the purchase price for working capital and certain other items in connection with the ECR sale that have occurred through the first six months of fiscal 2020. The Company’s effective tax rate from discontinued operations for the three months ended March 27, 2020 was (63.2)%. The $11.6 million tax benefit for the current quarter was mainly driven by $9 million of tax benefit attributable to the reallocation of proceeds from the sale of ECR and $5.0 million of tax benefit related to certain non-taxable gains in local jurisdictions.
8.  Segment Information
The Company's two operating segments and global lines of business ("LOBs") are as follows: Critical Mission Solutions ("CMS") and People & Places Solutions ("P&PS"); with the previous Energy, Chemicals and Resources ("ECR") LOB reported as discontinued operations. For further information on ECR, refer to Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Under this organization, the sales function is managed by LOB, and accordingly, the associated cost is embedded in the segments and reported to the respective head of each LOB. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Leadership Performance Plan ("LPP"), formerly named the Management Incentive Plan, and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in other corporate expenses).
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

	For the Three Months Ended		For the Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Revenues from External Customers:
Critical Mission Solutions	$1,243,378	$1,059,508	$2,425,835	$2,094,537
People & Places Solutions	2,183,802	2,032,088	4,361,394	4,080,847
Total	$3,427,180	$3,091,596	$6,787,229	$6,175,384

	For the Three Months Ended		For the Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Segment Operating Profit:
Critical Mission Solutions	$84,293	$73,831	$174,715	$145,982
People & Places Solutions	189,082	172,689	367,411	332,148
Total Segment Operating Profit	273,375	246,520	542,126	478,130
Other Corporate Expenses (1)	(61,216)	(49,901)	(127,934)	(121,149)
Restructuring, Transaction and Other Charges	(44,381)	(93,938)	(95,067)	(141,171)
Total U.S. GAAP Operating Profit	167,778	102,681	319,125	215,810
Total Other (Expense) Income, net (2)	(344,583)	9,151	(241,759)	(11,789)
(Loss) Earnings from Continuing Operations Before Taxes	$(176,805)	$111,832	$77,366	$204,021

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)
Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amount of $6.4 million and $12.8 million for the three and six month periods ended March 29, 2019. Other corporate expenses also include intangibles amortization of $22.1 million and $18.7 million for the three-month periods ended March 27, 2020 and March 29, 2019, respectively, and $43.9 million and $37.3 million for the six months ended March 27, 2020 and March 29, 2019, respectively.

(2)
For the three and six month periods ended March 27, 2020, includes revenues under the Company's TSA with Worley of $2.2 million and $14.2 million, respectively, $(341.0) million and $(241.9) million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, respectively, the amortization of deferred financing fees related to the CH2M acquisition of $0.1 million and $0.7 million, respectively, and the loss on settlement of the U.S. pension plan of $0 and $2.7 million respectively. For the three and six month periods ended March 29, 2019, includes the amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $1.0 million, respectively and the gain on settlement of the CH2M portion of the U.S. pension plan of $32.4 million and $34.6 million, respectively.

(1)Included in “other corporate expenses” in the above table are costs and expenses which relate to general corporate activities as well as corporate-managed benefit and insurance programs. Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of the LPP and the 1999 SIP relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of purchased business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans. In addition, other corporate expenses may also include from time to time certain adjustments to contract margins (both positive and negative) associated with projects where it has been determined, in the opinion of management, that such adjustments are not indicative of the performance of the related LOB.
9. Receivables and contract assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at March 27, 2020 and September 27, 2019, as well as certain other related information (in thousands):

	March 27, 2020	September 27, 2019
Components of receivables and contract assets:
Amounts billed, net	$1,302,902	$1,222,339
Unbilled receivables and other	1,458,674	1,216,028
Contract assets	417,004	401,842
Total receivables and contract assets, net	$3,178,580	$2,840,209
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$628,502	$630,975
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
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's result of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $237.3 million and $134.3 million, respectively, as of March 27, 2020 and $192.6 million and $138.5 million, respectively, as of September 27, 2019. There are no consolidated VIEs that have debt or credit facilities.
Unconsolidated joint ventures are accounted for under proportionate consolidation or the equity method. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture that are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenue, and costs are included in the Company’s balance sheet and results of operations. For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $96.0 million and $87.5 million as of March 27, 2020, respectively, and $61.1 million and $63.7 million as of September 27, 2019, respectively. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and the Company's investment created when the Company purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of March 27, 2020, the Company’s equity method investments exceeded its share of venture net assets by $70.3 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of March 27, 2020 and September 27, 2019 were $166.9 million and $157.9 million, respectively. During the three months ended March 27, 2020 and March 29, 2019, we recognized income from equity method joint ventures of $18.8 million and $12.4 million, respectively. During the six months ended March 27, 2020 and March 29, 2019, we recognized income from equity method joint ventures of $36.0 million and $25.9 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $7.4 million and $19.5 million as of March 27, 2020 and September 27, 2019, respectively.
11. Restructuring and Other Charges
During fiscal 2019 and fiscal 2020, the Company implemented certain restructuring and pre-separation initiatives associated with the ECR sale, the KeyW acquisition, the acquisition of John Wood Group's nuclear business and other related cost reduction initiatives. The restructuring activities and related costs were comprised mainly of separation and lease abandonment programs, while the pre-separation activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s ECR-business separation.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and pre-integration initiatives associated with the impending acquisition of CH2M, which closed on December 15, 2017 (the "CH2M acquisition"). The restructuring activities and related costs were comprised mainly of severance and lease abandonment programs, while the pre-integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s acquisition integration management efforts. Following the closing of the CH2M acquisition, these activities continued through the second fiscal quarter of 2020 and continue to be comprised mainly of severance, lease abandonment, IT related, consulting and other professional services as well as internal personnel costs.
The activities of the above-mentioned programs are expected to be substantially completed before the end of fiscal 2020.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges by LOB in connection with the CH2M, KeyW and John Wood Group's nuclear business acquisitions and the ECR sale for the three and six months ended March 27, 2020 and March 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Critical Mission Solutions	$3,785	$341	$8,076	$790
People & Places Solutions	5,536	47,626	15,689	58,025
Corporate	31,265	18,854	68,862	53,065
Continuing Operations (1)	40,586	66,821	92,627	111,880
Energy, Chemicals and Resources (included in Discontinued Operations)	—	2,801	—	(2,857)
Total	$40,586	$69,622	$92,627	$109,023
(1) For the three months ended March 27, 2020 and March 29, 2019, amounts include $40.6 million and $93.9 million, respectively, and for the six months ended March 27, 2020 and March 29, 2019 amounts include $90.5 million and $141.2 million, respectively, in items impacting operating profit, along with items recorded in other income (expense), net, which are the loss on settlement of the CH2M portion of the U.S. pension plan of $0 and $2.1 million for the three and six months ended March 27, 2020, respectively, the gain on the settlement of the CH2M retiree medical plans of $32.4 million and $34.6 million for the three and six months ended March 29, 2019, respectively, and write-off of fixed assets related to restructured leases of $5.3 million for the three and six months ended March 29, 2019. See Note 8- Segment Information.
The activity in the Company’s accrual for the Restructuring and other charges including the program activities described above for the six months ended March 27, 2020 is as follows (in thousands):

Balance at September 27, 2019	$162,702
Transfer to lease right-of-use asset as a result of adoption of ASC 842 (1)	(116,797)
Net Charges	92,627
Payments and Usage	(100,479)
Balance at March 27, 2020	$38,053
(1)In addition, there was $24.6 million in lease cease-use liabilities relating to 2015 restructuring initiatives which were reclassified to ROU asset balances in accordance with the adoption of ASC 842, see Note 14- Leases. The 2015 restructuring initiatives are no longer active and therefore activity associated with lease cease-use liabilities for those initiatives is not included in the table.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M, KeyW and John Wood Group nuclear business acquisitions and the ECR sale for the three and six months ended March 27, 2020 and March 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Lease Abandonments	$4,782	$40,323	$4,782	$49,314
Involuntary Terminations	4,925	7,851	18,078	10,760
Outside Services	23,405	37,705	54,871	55,903
Other	7,474	(19,058)	14,896	(4,097)
Total	$40,586	$66,821	$92,627	$111,880
Cumulative amounts since 2017 incurred to date under our various restructuring and other activities described above by each major type of cost as of March 27, 2020 are as follows (in thousands):

Lease Abandonments	$166,283
Involuntary Terminations	93,756
Outside Services	224,006
Other	86,324
Total	$570,369

12. Borrowings
Short-Term Debt
At September 27, 2019, short-term debt consisted of a bilateral term loan facility with an aggregate principal balance of $200.0 million (the "Bilateral Term Loan") and uncommitted credit arrangements with several banks providing short-term borrowing capacity and overdraft protection. Offset from the Bilateral Term Loan were deferred financing fees of $0.1 million. This loan was repaid during the quarter ended March 27, 2020.
Long-Term Debt
At March 27, 2020 and September 27, 2019, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	March 27, 2020	September 27, 2019
Revolving Credit Facility	LIBOR + applicable margin (1)	March 2024	$1,568,361	$303,780
2020 Term Loan Facility	LIBOR + applicable margin (2)	March 2025	1,032,902	—
2017 Term Loan Facility	LIBOR + applicable margin (3)	December 2020	—	400,000
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Deferred Financing Fees			(1,807)	(2,535)
Total Long-term debt, net			$3,099,456	$1,201,245
(1)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates at March 27, 2020 and September 27, 2019 were approximately 0.55% and 1.17%.
(2)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2020 Term Loan Facility (defined below)), borrowings under the 2020 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rate at March 27, 2020 was approximately 0.72%.
(3)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2017 Term Loan Facility (defined below)), borrowings under the 2017 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rate at September 27, 2019 was approximately 2.05%.

On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility"), which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at March 27, 2020.
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
On March 25, 2020, the Company entered into an unsecured term loan facility (the “2020 Term Loan Facility”) with a syndicate of financial institutions as lenders. Under the 2020 Term Loan Facility, the Company borrowed an aggregate principal amount of $730.0 million and one of the Company's U.K. subsidiaries borrowed an aggregate principal amount of £250.0 million. The proceeds of the term loans were used to repay the Bilateral Term Loan and for general corporate purposes. The 2020 Term Loan Facility contains affirmative and negative covenants and events of default customary for financings of this type that are consistent with those included in the Revolving Credit Facility. Subsequent to quarter end, the Company entered into interest rate derivative contracts to swap a portion of our variable rate debt to fixed rate debt.
On September 28, 2017, the Company entered into a $1.5 billion unsecured delayed-draw term loan facility (as amended, the “2017 Term Loan Facility”) with a syndicate of financial institutions as lenders and letter of credit issuers. We incurred loans under the 2017 Term Loan Facility on December 15, 2017 in connection with the closing of the CH2M acquisition in order to pay cash consideration for the acquisition, and to pay fees and expenses related to the acquisition and the 2017 Term Loan Facility. The 2017 Term Loan Facility was repaid in full during the first fiscal quarter of 2020.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500.0 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at March 27, 2020.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
We believe the carrying value of the Revolving Credit Facility, the 2020 Term Loan Facility and other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $525.9 million at March 27, 2020, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $2.3 million in letters of credit under the Revolving Credit Facility, leaving $679.4 million of available borrowing capacity under the Revolving Credit Facility at March 27, 2020. In addition, the Company had issued $260.5 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $262.8 million at March 27, 2020.
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
The following table further disaggregates our revenue by geographic area for the three and six months ended March 27, 2020 and March 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Revenues:
United States	$2,543,387	$2,161,334	$5,076,101	$4,343,638
Europe	606,630	600,903	1,157,903	1,215,127
Canada	52,251	50,021	107,647	100,509
Asia	32,454	43,765	62,894	79,376
India	10,784	18,364	16,764	31,002
Australia and New Zealand	118,850	123,235	248,045	249,883
South America and Mexico	—	3,370	—	6,020
Middle East and Africa	62,824	90,604	117,875	149,829
Total	$3,427,180	$3,091,596	$6,787,229	$6,175,384
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and six months ended March 27, 2020 that was included in the contract liability balance on September 27, 2019 was $66.4 million and $310.5 million, respectively. Revenue recognized for the three and six months ended March 29, 2019 that was included in the contract liability balance on September 28, 2018 was $200.2 million and $410.0 million, respectively.
Remaining Performance Obligations
The Company’s remaining performance obligations as of March 27, 2020 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $13.0 billion in remaining performance obligations as of March 27, 2020. The Company expects to recognize approximately 49% of our remaining performance obligations into revenue within the next twelve months and the remaining 51% thereafter.

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
ASC 842 provided several optional practical expedients for use in transition to and ongoing application of ASC 842. The Company elected to utilize the package of practical expedients in ASC 842-10-65-1(f) that, upon adoption of ASC 842, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. The Company did not elect the transition practical expedient pertaining to the use of hindsight. The Company elected to utilize the practical expedient in ASC 842-10-15-37 in which the Company has chosen to account for each separate lease component of a contract and its associated non-lease components as a single lease component.
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
The components of lease expense (reflected in selling, general and administrative expenses) for the three and six month periods ended March 27, 2020 were as follows (in thousands):

	Three Months Ended	Six Months Ended
Lease cost
Operating lease cost	$43,652	$87,732
Variable lease cost	8,202	16,799
Sublease income	(3,850)	(7,184)
Total lease cost	$48,004	$97,347
Information related to the Company's right-of use assets and lease liabilities as of March 27, 2020 was as follows (in thousands):

Lease Asset/Liabilities	Balance Sheet Classification
Right-of-use assets
Operating lease assets	Miscellaneous assets	$731,815
Lease Liabilities
Operating lease liabilities, current	Accrued liabilities	155,928
Operating lease liabilities, noncurrent	Other deferred liabilities	792,088
Total lease liabilities		$948,016
Supplemental information related to the Company's leases for the six months ended March 27, 2020 was as follows (in thousands):

Six Months Ended
Cash paid for amounts included in the measurements of lease liabilities	$96,501
Right-of-use assets obtained in exchange for new operating lease liabilities	$54,192
Weighted average remaining lease term - operating leases	7.5 years
Weighted average discount rate - operating leases	2.9%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Total remaining lease payments under the Company's leases for the remainder of fiscal 2020 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2020	$94,157
2021	172,683
2022	154,980
2023	137,172
2024	121,290
Thereafter	384,057
1,064,339
Less Interest	(116,323)
$948,016

15. Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic benefit cost recognized in earnings during the three and six month periods ended March 27, 2020 and March 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Component:
Service cost	$1,465	$2,127	$2,930	$4,333
Interest cost	13,031	17,715	26,062	35,828
Expected return on plan assets	(27,665)	(26,709)	(55,330)	(53,418)
Amortization of previously unrecognized items	3,110	3,489	6,220	6,171
Plan Amendment and settlement loss (gain)	—	(32,449)	2,651	(34,621)
	$(10,059)	$(35,827)	$(17,467)	$(41,707)
The service cost component of net periodic pension expense is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings. In the first fiscal quarter of 2019, the Company elected to discontinue the CH2M Hill Retiree Medical Plan and the OMI Retiree Medical Plan, effective December 31, 2018. Lump sum payments were made to certain participants in the first fiscal quarter of 2019, resulting in a partial plan settlement and related settlement gain of $2.2 million. In the second fiscal quarter of 2019, lump sum payments were made to remaining plan participants and the plans were fully settled, resulting in an additional $32.4 million in settlement gains. In the first fiscal quarter of 2020, the Company incurred a settlement loss on one of its U.S. defined benefit plans of approximately $2.7 million.
On January 1, 2019, the CH2M Hill Pension Plan and the CH2M Hill IDC Pension Plan merged into the Company's Sverdrup Pension Plan. The newly combined plan is called the Jacobs Consolidated Pension Plan.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2020 (in thousands):

Cash contributions made during the first six months of fiscal 2020	$12,704
Cash contributions projected for the remainder of fiscal 2020	14,250
Total	$26,954

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
16.  Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax for the six months ended March 27, 2020 (in thousands):

	Change in Pension Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at September 27, 2019	$(436,749)	$(480,045)	$(18)	$(916,812)
Other comprehensive income (loss)	8,473	(45,849)	18	(37,358)
Reclassifications from other comprehensive income (loss)	7,853	—	—	7,853
Balance at March 27, 2020	$(420,423)	$(525,894)	$—	$(946,317)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
17. Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended March 27, 2020 and March 29, 2019 were 34.6% and (7.1)%, respectively. The Company’s effective tax rates from continuing operations for the six months ended March 27, 2020 and March 29, 2019 were 9.5% and 7.3%, respectively. The comparatively higher quarterly tax rate was primarily due to a $37.4 million tax benefit in the three months ended March 29, 2019 for remeasurement of the Company's deferred tax liability for unremitted earnings to account for the change in expected manner of recovery due to the ECR divestiture. For the three months ended March 27, 2020, the effective tax rate was impacted by $5.8 million from amended returns for foreign tax credits and research and development credits, a $4.1 million benefit related to an India withholding tax rate change and benefits from an Internal Revenue Code section 179D energy credit. The Company’s effective tax rate from continuing operations for the six months ended March 27, 2020 was impacted by the quarterly tax benefit items noted above as well as impacts from a $3.7 million favorable settlement with the Indian Revenue Services in the first quarter fiscal 2020.

See Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States and significantly revised the U.S. corporate income tax laws. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts during a one year “measurement period” like that used when accounting for business combinations. As of December 22, 2018, we completed our accounting for the tax effects of the enactment of the Act. For the deferred tax balances, we remeasured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s revised remeasurement resulted in cumulative charges to income tax expense of $144.4 million for the measurement period. The Act called for a one-time tax on deemed repatriation of foreign earnings. This one-time transition tax was based on our total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. We recorded $14.3 million in cumulative transition taxes during the measurement period, although the transition tax was expected to be offset by foreign tax credits in the future, resulting in no additional cash tax liability. In addition, the Company recorded $104.2 million in cumulative valuation expense charges during the measurement period with respect to certain foreign tax credit deferred tax assets as a result of the Act and CH2M integration.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and six months ended March 27, 2020 and March 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Numerator for Basic and Diluted EPS:
Net (loss) earnings attributable to Jacobs from continuing operations	$(121,967)	$114,755	$57,458	$179,648
Net earnings from continuing operations allocated to participating securities	—	(191)	(20)	(338)
Net (loss) earnings from continuing operations allocated to common stock for EPS calculation	$(121,967)	$114,564	$57,438	$179,310

Net earnings (loss) attributable to Jacobs from discontinued operations	$29,880	$(57,838)	$107,468	$1,565
Net (earnings) loss from discontinued operations allocated to participating securities	—	96	(38)	(3)
Net earnings (loss) from discontinued operations allocated to common stock for EPS calculation	$29,880	$(57,742)	$107,430	$1,562

Net (loss) earnings allocated to common stock for EPS calculation	$(92,087)	$56,822	$164,868	$180,872

Denominator for Basic and Diluted EPS:
Weighted average basic shares	132,556	138,566	132,879	140,509
Shares allocated to participating securities	(25)	(231)	(47)	(264)
Shares used for calculating basic EPS attributable to common stock	132,531	138,335	132,832	140,245

Effect of dilutive securities:
Stock compensation plans (1)	—	981	1,258	1,202
Shares used for calculating diluted EPS attributable to common stock	132,531	139,316	134,090	141,447

Net Earnings Per Share:
Basic Net (Loss) Earnings from Continuing Operations Per Share	$(0.92)	$0.83	$0.43	$1.28
Basic Net Earnings from Discontinued Operations Per Share	$0.23	$(0.42)	$0.81	$0.01
Basic (Loss) Earnings Per Share	$(0.69)	$0.41	$1.24	$1.29
Diluted Net (Loss) Earnings from Continuing Operations Per Share	$(0.92)	$0.82	$0.43	$1.27
Diluted Net Earnings from Discontinued Operations Per Share	$0.23	$(0.41)	$0.80	$0.01
Diluted (Loss) Earnings Per Share	$(0.69)	$0.41	$1.23	$1.28

(1)For the three months ended March 27, 2020, because net (loss) earnings from continuing operations was a loss, the effect of antidilutive securities of 1,032 was excluded from the denominator in calculating diluted EPS.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Share Repurchases

On January 17, 2019, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022 (the "2019 Repurchase Authorization"). During fiscal 2019, the Company launched accelerated share repurchase programs by advancing a total of $500.0 million to two financial institutions in privately negotiated transactions (collectively, the "2019 ASR Programs"). The specific number of shares that the Company repurchased under the 2019 ASR Programs was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period which ended on June 5, 2019 for the first $250.0 million in repurchases and on December 4, 2019 for the second $250.0 million in repurchases. The purchases were recorded as share retirements for purposes of calculating earnings per share.

The following table summarizes the activity under the 2019 Repurchase Authorization during fiscal 2020:

Amount Authorized (2019 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$79.93	3,576,104	3,576,104
(1)Includes commissions paid and calculated at the average price per share

As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020. As of March 27, 2020, the Company has $107.9 million remaining under the 2019 Repurchase Authorization.

On January 16, 2020, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). There have been no repurchases under the 2020 Repurchase Authorization as of March 27, 2020.

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

Dividend Program
On May 5, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.19 per share of the Company’s common stock to be paid on June 17, 2020, to shareholders of record on the close of business on May 20, 2020. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the second fiscal quarter of 2020 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
January 16, 2020	January 31, 2020	February 28, 2020	$0.19
September 19, 2019	October 4, 2019	November 1, 2019	$0.17
July 11, 2019	July 26, 2019	August 23, 2019	$0.17
May 2, 2019	May 17, 2019	June 14, 2019	$0.17
January 17, 2019	February 15, 2019	March 15, 2019	$0.17
September 11, 2018	September 28, 2018	October 26, 2018	$0.15

19.  Commitments and Contingencies and Derivative Financial Instruments
Derivative Financial Instruments
Due to the nature of the Company's international operations, we are at times exposed to foreign currency risk. Additionally, the Company is exposed to interest rate risk under its variable rate borrowings. As such, we sometimes enter into foreign exchange contracts and interest rate contracts in order to limit our exposure to fluctuating foreign currencies

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
and interest rates. The Company did not have outstanding foreign currency or interest rate derivatives that would have a material effect on our consolidated financial statements or results of operations as of March 27, 2020.

Contractual Guarantees and Insurance
In the normal course of business, we make contractual commitments (some of which are supported by separate guarantees) and on occasion we are a party in a litigation or arbitration proceeding. The litigation or arbitration in which we are involved includes personal injury claims, professional liability claims and breach of contract claims. Where we provide a separate guarantee, it is strictly in support of the underlying contractual commitment. Guarantees take various forms including surety bonds required by law, or standby letters of credit ("LOC" and also referred to as “bank guarantees”) or corporate guarantees given to induce a party to enter into a contract with a subsidiary. Standby LOCs are also used as security for advance payments or in various other transactions. The guarantees have various expiration dates ranging from an arbitrary date to completion of our work (e.g., engineering only) to completion of the overall project. We record in the Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation and insurance claims. Guarantees are accounted for in accordance with ASC 460-10, Guarantees, at fair value at the inception of the guarantee.
At March 27, 2020 and September 27, 2019, the Company had issued and outstanding approximately $262.8 million and $262.2 million, respectively, in LOCs and $1.97 billion and $2.0 billion, respectively, in surety bonds.
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
Additionally, as a contractor providing services to the U.S. federal government, we are subject to many types of audits, investigations, and claims by, or on behalf of, the government including with respect to contract performance, pricing, cost allocations, procurement practices, labor practices, and socioeconomic obligations. Furthermore, our income, franchise, and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the United States, as well as by various government agencies representing jurisdictions outside the United States.
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
Litigation and Investigations

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”) in Singapore before the Singapore International Arbitration Centre. Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for a Nui Phao mine/mineral processing project in Vietnam as part of the Company’s former Energy, Chemicals & Resources (“ECR”) line of business. A three-week hearing on the merits concluded on December 15, 2017, and on March 28, 2019, the arbitration panel issued a decision finding against Jacobs E&C. On August 30, 2019, NPMC and Jacobs E&C settled all of the proceedings related to this matter. Under the terms of the settlement, Jacobs E&C made a payment to NPMC in the amount of $130.0 million in the fourth fiscal quarter of 2019. The settlement otherwise remains confidential. During the quarter ended December 27, 2019, the Company recognized the reduction of $50.0 million of selling, general and administrative expenses in discontinued operations as a result of the realization of related insurance recoveries. Under the terms of the sale of the Company's ECR business to Worley on April 26, 2019, the Company retained liability with respect to this matter.
In 2012, CH2M HILL Australia Pty Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited ("JKC") for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC and is seeking compensatory damages in the amount of approximately $530.0 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC has provided a preliminary estimate of the monetary value of its claims which we believe will result in alleged damages in excess of $1.7 billion and has drawn on bonds. This draw on bonds does not impact the Company's ultimate liability. In light of the COVID-19 pandemic, the Tribunal has rescheduled the arbitration hearing, which was previously scheduled to begin in May 2020 and continue in August 2020. The hearing is now scheduled to commence in November 2020 and continue in March and April 2021. No decision is expected before late 2021. In September 2018, JKC filed a declaratory judgment action in Western Australia alleging that the entities which executed parent company guaranties for the Consortium, including CH2M Hill Companies, Ltd., have an obligation to pay JKC’s ongoing costs to complete the project after termination. A hearing on that matter was held in March 2019, and a decision in favor of the Consortium was issued. JKC has appealed the decision and a hearing on the appeal took place in March 2020, and a decision is pending. If the Consortium is found liable, these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and /or cash flows, particularly in the short term. However, the Consortium has denied liability and is vigorously defending these claims and pursuing its affirmative claims against JKC, and based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, in excess of the current reserve for this matter. See Note 5- Business Combinations, in the 2019 Form 10-K for further information related to CH2M contingencies.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. There are currently six separate cases pending against the Company. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that have been filed against the Company by employees of the contractors that completed the remediation and dredging work. The cases are at various stages of litigation, and several of the cases are currently stayed pending resolution of other cases. Separately, in May 2019, Roane County and the cities of King and Herriman filed a claim against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. In December 2019, the court granted the Company's motion to dismiss a portion of the plaintiffs' complaint and scheduled this matter for trial in 2021 with respect to the remaining claims. In addition, in November 2019, a resident of Roane County filed a putative class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash. There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the above matters. The Company disputes the claims asserted in all of the above matters and is vigorously defending these claims. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to March 27, 2020 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal 2020 or future fiscal years. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include the magnitude, timing, duration and ultimate impact of the COVID-19 pandemic and any resulting economic downturn on our results, prospects and opportunities. Such impact includes, but is not limited to, the possible reduction in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that could negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with hiring additional employees or replacing any furloughed employees; increased volatility in the capital markets that may affect our ability to access sources of liquidity on acceptable pricing or borrowing terms or at all; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see those listed and discussed in Item 1A, Risk Factors included in our 2019 Form 10-K and this Quarterly Report on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission ("SEC").
Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic and recommended certain containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and the vast majority of states and many municipalities have declared public health emergencies or taken similar actions. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak of COVID-19 in regions across the United States and around the world. These actions include quarantines and “stay-at-home” or “shelter-in-place” orders, social distancing measures, travel restrictions, school closures and similar mandates for many individuals in order to substantially restrict daily activities and orders for many businesses to curtail or cease normal operations unless their work is critical, essential or life-sustaining. In addition, governments and central banks in the United States and other countries in which we operate have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with international, federal, state and local requirements to date, we currently continue to materially operate. In addition, demand for certain of our services, including those supporting health care relief efforts relating to COVID-19, could increase as a result of COVID-19. Notwithstanding our continued critical operations, it is expected that the COVID-19 may have further adverse impacts on our continued operations. Accordingly, we are reducing spending more broadly across the Company, only proceeding with operating and capital spending that is critical. We have also ceased all non-essential hiring and reduced discretionary expenses, including certain employee benefits and compensation. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be necessary or appropriate for the health and safety of employees, contractors, customers, suppliers or others or as required by international, federal, state or local authorities.

Based on current estimates, we expect the impact of COVID-19 to primarily occur in the third fiscal quarter of 2020, which impact may continue into the fourth fiscal quarter of 2020 or beyond. Although this business disruption is expected to be temporary, significant uncertainty exists concerning the magnitude, duration and impacts of the COVID-19 pandemic, including with regard to the effects on our customers and customer demand for our services. Accordingly, actual results for future fiscal periods could differ materially versus current expectations and current results and financial condition discussed herein may not be indicative of future operating results and trends.
For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on our business, financial condition and results of operations, see “Part II - Item 1A - Risk Factors”.
Business Overview
At Jacobs, we’re challenging today to reinvent tomorrow by solving the world’s most critical problems for thriving cities, resilient environments, mission-critical outcomes, operational advancement, scientific discovery and cutting-edge manufacturing, turning abstract ideas into realities that transform the world for good. Leveraging a talent force of approximately 55,000, Jacobs provides a full spectrum of professional services including consulting, technical, scientific and project delivery for the government and private sector.
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
After spending three years transforming our portfolio and setting the foundation to get us where we are today, we launched a three-year accelerated profitable growth strategy at our Investor Day in February 2019, focused on innovation and continued transformation to build upon our position as the leading solutions provider for our clients. This transformation included the $3.2 billion acquisition of CH2M and the $3.4 billion divestiture of the Company's energy, chemicals and resources business. Our acquisitions of KeyW and John Wood Group’s nuclear business will further position us as a leader in high-value government services and technology-enabled solutions, enhancing our portfolio by adding intellectual property-driven technology with unique proprietary C5ISR (command, control, communications, computer, combat systems, intelligence, surveillance and reconnaissance) rapid solutions, and amplifying Jacobs’ position as a Tier-1 global nuclear services provider.
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

Revenue by Type (Q2 FY2020)1
1 Due to COVID-19 and the actions taken by governmental authorities and others related thereto, some of the information provided in this summary relating to sources of revenue could be substantially different in the third quarter of fiscal 2020 and subsequent periods.
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
Serving mission-critical industry sectors
Critical Mission Solutions serves broad sectors, including U.S. government services, cybersecurity, nuclear, commercial, and international sectors.
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
Serving broad industry sectors that support people and places
Environmental and infrastructure resilience, urbanization, digital transformation and the convergence of information and operational technology (IT/OT) are driving new infrastructure requirements and opportunities for our clients. For example, an airport is no longer simply aviation infrastructure but is now a smart city with extensive operational, cybersecurity and autonomous mobility requirements. Master planning for a city now requires advanced analytics to plan for the adaptation of next-generation mobility as well as revenue generating fiber infrastructure. Furthermore, the future of nearly all water infrastructure will be highly technology-enabled, leveraging solutions with digital twins, predictive analytics and smart metering technology.
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
•Water is one of the most precious resources in the world, and extreme weather events are exacerbating supply and demand issues with drought, desertification and flooding at the same time population growth and industrialization are increasing demands. We provide solutions across water and wastewater treatment, water reuse, and water resources such as the deployment of next generation smart metering, digital twin technology and highly technical consulting, engineering, design-build and operation of complex water systems. We support our customers on some of the world’s largest water infrastructure projects such as Delta Conveyance Project, Thames Tideway, Houston Water and Singapore National Water Agency.
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

As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the disposal group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represented a strategic shift that had a major effect on our operations and financial results. As such, the assets and liabilities of the ECR business were reflected as held-for-sale in the Consolidated Balance Sheets through December 27, 2019. As of March 27, 2020, all of the ECR business under the terms of the sale has been conveyed to Worley and as such, no amounts remain held for sale. For further discussion see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
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

Results of Operations for the three and six months ended March 27, 2020 and March 29, 2019
(in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Revenues	$3,427,180	$3,091,596	$6,787,229	$6,175,384
Direct cost of contracts	(2,779,045)	(2,474,755)	(5,494,522)	(4,990,023)
Gross profit	648,135	616,841	1,292,707	1,185,361
Selling, general and administrative expenses	(480,357)	(514,160)	(973,582)	(969,551)
Operating Profit	167,778	102,681	319,125	215,810
Other (Expense) Income:
Interest income	985	1,670	1,931	3,774
Interest expense	(15,154)	(29,423)	(29,971)	(54,749)
Miscellaneous (expense) income, net	(330,414)	36,904	(213,719)	39,186
Total other (expense) income, net	(344,583)	9,151	(241,759)	(11,789)
(Loss) Earnings from Continuing Operations Before Taxes	(176,805)	111,832	77,366	204,021
Income Tax Benefit (Expense) for Continuing Operations	61,122	7,947	(7,368)	(14,811)
Net (Loss) Earnings of the Group from Continuing Operations	(115,683)	119,779	69,998	189,210
Net Earnings (Loss) of the Group from Discontinued Operations	29,880	(57,006)	107,468	3,153
Net (Loss) Earnings of the Group	(85,803)	62,773	177,466	192,363
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(6,284)	(5,024)	(12,540)	(9,562)
Net (Loss) Earnings Attributable to Jacobs from Continuing Operations	(121,967)	114,755	57,458	179,648
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(832)	—	(1,588)
Net Earnings (Loss) Attributable to Jacobs from Discontinued Operations	29,880	(57,838)	107,468	1,565
Net (Loss) Earnings Attributable to Jacobs	$(92,087)	$56,917	$164,926	$181,213
Net (Loss) Earnings Per Share:
Basic Net (Loss) Earnings from Continuing Operations Per Share	$(0.92)	$0.83	$0.43	$1.28
Basic Net Earnings (Loss) from Discontinued Operations Per Share	$0.23	$(0.42)	$0.81	$0.01
Basic (Loss) Earnings Per Share	$(0.69)	$0.41	$1.24	$1.29

Diluted Net (Loss) Earnings from Continuing Operations Per Share	$(0.92)	$0.82	$0.43	$1.27
Diluted Net Earnings (Loss) from Discontinued Operations Per Share	$0.23	$(0.41)	$0.80	$0.01
Diluted (Loss) Earnings Per Share	$(0.69)	$0.41	$1.23	$1.28
Overview – Three and Six Months Ended March 27, 2020
COVID-19 Pandemic. There are many risks and uncertainties regarding the COVID-19 pandemic, including the anticipated duration of the pandemic and the extent of local and worldwide social, political, and economic disruption it may cause. The Company’s operations for the second fiscal quarter of 2020 were not materially impacted by COVID-19, in part due to the timing of the spread of the virus, which escalated towards the end of the quarter. While certain business units of both Critical Mission Solutions and People & Places Solutions may experience an increase in demand for certain of their services regarding new projects that may arise in response to the COVID-19 pandemic, it is still expected that COVID-19 is likely to have an adverse impact on each of Critical Missions Solutions and People & Places Solutions in the third fiscal quarter of 2020, which may continue into the fourth fiscal quarter and beyond.
For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on the Company’s business, financial condition and results of operations, see “Part II - Item 1A - Risk Factors”.
Net loss attributable to the Company from continuing operations for the second fiscal quarter ended March 27, 2020 were $(122.0) million (or $(0.92) per diluted share), a decrease of $236.7 million, or 206.3%, from earnings of $114.8 million (or $0.82 per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the three months ended March 27, 2020 were $258.6 million in after-tax fair value losses recorded in miscellaneous (expense) income, net, associated with our investment in Worley stock (net of Worley stock dividend and certain foreign currency revaluations relating to the ECR sale) and after-tax Restructuring and other charges and transaction costs of $32.8 million associated in part with the Company's acquisition of John Wood Groups' Nuclear consulting, remediation and program management business.
Net earnings attributable to the Company from discontinued operations for the second fiscal quarter ended March 27, 2020 were $29.9 million (or $0.23 per diluted share), an increase of $87.7 million, or 151.7%, from a loss of $(57.8) million (or $(0.41) per diluted share) for the corresponding period last year. Included in net earnings attributable to the Company from discontinued operations for the current quarter was the recognition of the deferred gain for the delayed conveyance of the international entities discussed in Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business and adjustments for working capital and certain other items in connection with the ECR sale. Included in the prior year pre-tax results was a charge for the award and recovery of costs, estimated related interest and attorneys' fees in the amount of $147.0 million for the Nui Phao legal matter, see Note 19- Commitments and Contingencies. Additionally, the change year-over-year was also driven by the absence in the current period of normal operating results of the ECR business as reported in the prior period.
For the six months ended March 27, 2020, net earnings attributable to the Company from continuing operations were $57.5 million (or $0.43 per diluted share), a decrease of $122.2 million, or 68.0%, from $179.6 million (or $1.27 per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the six months ended March 27, 2020 were $183.7 million in fair value losses recorded in miscellaneous income (expense), net, associated with our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, $73.1 million in after-tax Restructuring and other charges and transaction costs associated in part with the Company's acquisition of John Wood Groups' Nuclear consulting, remediation and program management business.
For the six months ended March 27, 2020, net earnings attributable to the Company from discontinued operations were $107.5 million (or $0.80 per diluted share), an increase of $105.9 million, or 6,767.0%, from $1.6 million (or $0.01 per diluted share) for the corresponding period last year. Included in net earnings attributable to the Company from discontinued operations for the current year to date period was the settlement of the Nui Phao ("NPMC") legal matter described in Note 19- Commitments and Contingencies that was reimbursed by insurance, the recognition of the deferred gain for the delayed conveyance of the international entities and for the delivery of the ECR IT assets, as discussed in Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business and adjustments for working capital and certain other items in connection with the ECR sale. Additionally, the year-over-year change was also driven by the absence of normal operating results of the ECR business as reported in the prior period.
On March 6, 2020, Jacobs completed the acquisition of John Wood Group's Nuclear consulting, remediation and program management business. For further discussion, see Note 5- Business Combinations.

Consolidated Results of Operations
Revenues for the second fiscal quarter of 2020 were $3.43 billion, an increase of $335.6 million, or 10.9% from $3.09 billion for the corresponding period last year. For the six months ended March 27, 2020, revenues were $6.79 billion, an increase of $611.8 million or 9.9% from $6.18 billion for the corresponding period last year. The increase in revenues for the three month period year over year was due in part to fiscal 2020 incremental revenues from the June 2019 KeyW and the March 2020 John Wood Group Nuclear business acquisitions, in addition to overall growth in our Critical Mission Solutions (CMS) and People & Places Solutions (P&PS) businesses. Pass-through costs included in revenues for the three and six months ended March 27, 2020 amounted to $641.4 million and $1.34 billion, respectively, an increase of $9.0 million and $36.5 million, or 1.4% and 2.8%, from $632.4 million and $1.31 billion from the corresponding periods last year.
Gross profit for the second quarter of 2020 was $648.1 million, an increase of $31.3 million, or 5.1% from $616.8 million from the corresponding period last year. Our gross profit margins were 18.9% and 20.0% for the three month periods ended March 27, 2020 and March 29, 2019, respectively, with these trend differences being mainly attributable to project mix impacts in our legacy portfolio year over year, as well as year over year impacts from lower overhead reimbursement rates resulting from our ongoing cost reduction programs as well as COVID-19 cost mitigation efforts. Gross profit for the six months ended March 27, 2020 was $1.29 billion, an increase of $107.3 million, or 9.1% from $1.19 billion from the corresponding period to date last year. Our gross profit margins were 19.0% and 19.2% for the six month periods ended March 27, 2020 and March 29, 2019, respectively. The increase in our gross profit was attributable to overall growth in both our P&PS and CMS businesses along with favorable impacts from the KeyW and John Wood Group Nuclear business acquisitions. The slight differences in year over year gross margin trends for the three and six month periods were attributable mainly to legacy portfolio mix and lower overhead rate impacts mentioned above, with partial offsets from favorable margin trends from our recent KeyW and Wood Group acquisitions.

See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.

SG&A expenses for the three months ended March 27, 2020 were $480.4 million, a decrease of $33.8 million, or 6.6%, from $514.2 million for the corresponding period last year. The decrease in SG&A expenses as compared to the corresponding period last year was due primarily to less expense relating to the Transition Services Agreement (the "TSA") with Worley which terminated in April 2020 and reductions in personnel related and other overhead costs, partly offset by incremental SG&A increases from the KeyW and John Wood Group Nuclear business acquisitions. SG&A expenses for the six months ended March 27, 2020 were $973.6 million, an increase of $4.0 million, or 0.4%, from $969.6 million for the corresponding period last year. The increase in SG&A expenses as compared to the corresponding period last year was due primarily to incremental SG&A from the KeyW and John Wood Group Nuclear business acquisitions, offset by less expense relating to the Transition Services Agreement (the "TSA") with Worley which terminated in April 2020 and reductions in personnel related and other overhead costs resulting from our ongoing cost reduction programs as well as COVID-19 cost mitigation efforts. Favorable impacts on SG&A expenses from foreign exchange were $6.3 million and $6.7 million, respectively for the three and six months ended March 27, 2020.
Net interest expense for the three and six months ended March 27, 2020 was $14.2 million and $28.0 million, respectively, a decrease of $13.6 million and $22.9 million from $27.8 million and $51.0 million for the corresponding period last year. The decrease in net interest expense for the three month period year over year is due to the paydown of debt subsequent to the ECR sale in the prior year third quarter.
Miscellaneous (expense) income, net for the three and six months ended March 27, 2020 was $(330.4) million and $(213.7) million, respectively, a decrease of $367.3 million and $252.9 million from $36.9 million and $39.2 million for the corresponding periods last year. The decrease from the prior year was due primarily to $341.0 million and $241.9 million for the three and six months ended March 27, 2020, respectively, in pre-tax unrealized losses associated with changes in the fair value of our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale. Also included in miscellaneous (expense) income during the three and six months ended March 27, 2020 is $2.2 million and $14.2 million, respectively, in TSA related income associated with the ECR sale as discussed in Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business.
The Company’s effective tax rates from continuing operations for the three months ended March 27, 2020 and March 29, 2019 were 34.6% and (7.1)%, respectively. The Company’s effective tax rates from continuing operations for the six months ended March 27, 2020 and March 29, 2019 were 9.5% and 7.3%, respectively. The comparatively higher quarterly tax rate was primarily due to a $37.4 million tax benefit in the three months ended March 29, 2019 for remeasurement of the Company's deferred tax liability for unremitted earnings to account for the change in expected manner of recovery due to the ECR divestiture. For the three months ended March 27, 2020, the effective tax rate was impacted by $5.8 million from amended returns for foreign tax credits and research and development credits, a

$4.1 million benefit related to an India withholding tax rate change and benefits from an Internal Revenue Code section 179D energy credit. The Company’s effective tax rate from continuing operations for the six months ended March 27, 2020 was impacted by the quarterly tax benefit items noted above as well as impacts from a $3.7 million favorable settlement with the Indian Revenue Services in the first quarter fiscal 2020.
See Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States and significantly revised the U.S. corporate income tax laws. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts during a one year “measurement period” like that used when accounting for business combinations. As of December 22, 2018, we completed our accounting for the tax effects of the enactment of the Act. For the deferred tax balances, we remeasured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s revised remeasurement resulted in cumulative charges to income tax expense of $144.4 million for the measurement period. The Act called for a one-time tax on deemed repatriation of foreign earnings. This one-time transition tax was based on our total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. We recorded $14.3 million in cumulative transition taxes during the measurement period, although the transition tax was expected to be offset by foreign tax credits in the future, resulting in no additional cash tax liability. In addition, the Company recorded $104.2 million in cumulative valuation expense charges during the measurement period with respect to certain foreign tax credit deferred tax assets as a result of the Act and CH2M integration.
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

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Revenues from External Customers:
Critical Mission Solutions	$1,243,378	$1,059,508	$2,425,835	$2,094,537
People & Places Solutions	2,183,802	2,032,088	4,361,394	4,080,847
Total	$3,427,180	$3,091,596	$6,787,229	$6,175,384

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Segment Operating Profit:
Critical Mission Solutions	$84,293	$73,831	$174,715	$145,982
People & Places Solutions	189,082	172,689	367,411	332,148
Total Segment Operating Profit	273,375	246,520	542,126	478,130
Other Corporate Expenses (1)	(61,216)	(49,901)	(127,934)	(121,149)
Restructuring, Transaction and Other Charges	(44,381)	(93,938)	(95,067)	(141,171)
Total U.S. GAAP Operating Profit	167,778	102,681	319,125	215,810
Total Other (Expense) Income, net (2)	(344,583)	9,151	(241,759)	(11,789)
(Loss) Earnings from Continuing Operations Before Taxes	$(176,805)	$111,832	$77,366	$204,021
(1)Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amount of $6.4 million and $12.8 million for the three and six month periods ended March 29, 2019. Other corporate expenses also include intangibles amortization of $22.1 million and $18.7 million for the three-month periods ended March 27, 2020 and March 29, 2019, respectively, and $43.9 million and $37.3 million for the six months ended March 27, 2020 and March 29, 2019, respectively.
(2)For the three and six month periods ended March 27, 2020, includes revenues under the Company's TSA with Worley of $2.2 million and $14.2 million, respectively, $(341.0) million and $(241.9) million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, respectively, the amortization of deferred financing fees related to the CH2M acquisition of $0.1 million and $0.7 million, respectively, and the loss on settlement of the U.S. pension plan of $0 and $2.7 million respectively. For the three and six month periods ended March 29, 2019, includes the amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $1.0 million, respectively and the gain on settlement of the CH2M portion of the U.S. pension plan of $32.4 million and $34.6 million, respectively.

Critical Mission Solutions

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Revenue	$1,243,378	$1,059,508	$2,425,835	$2,094,537
Operating Profit	$84,293	$73,831	$174,715	$145,982

Critical Mission Solutions (CMS) segment revenues for the three and six months ended March 27, 2020 were $1.24 billion and $2.43 billion, respectively, an increase of $183.9 million and $331.3 million, or 17.4% and 15.8% from $1.06 billion and $2.09 billion for the corresponding periods last year. Our increase in revenue was primarily attributable to incremental revenue from the KeyW and John Wood Group Nuclear business acquisitions, combined with year over year revenue volume growth across our legacy portfolio, highlighted by increased spending by customers in the U.S. government business sector. Impacts on revenues from unfavorable foreign currency translation were approximately $5.1 million and $6.4 million, respectively, for the three and six month periods ended March 27, 2020 compared to the corresponding prior year periods.
Operating profit for the segment was $84.3 million and $174.7 million, respectively, for the three and six months ended March 27, 2020, an increase of $10.5 million and $28.7 million, or 14.2% and 19.7%, from $73.8 million and $146.0 million for the corresponding periods last year. The increases from the prior year were primarily attributable to incremental operating profit from the KeyW and John Wood Group Nuclear business acquisitions, the continued growth in profits from our U.S. governmental business sector and the favorable close out of a large program management contract in the first fiscal quarter of 2020. Impacts on operating profit from foreign currency were not material for the three and six month periods ended March 27, 2020, compared to the corresponding prior year periods.

People & Places Solutions

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Revenue	$2,183,802	$2,032,088	$4,361,394	$4,080,847
Operating Profit	$189,082	$172,689	$367,411	$332,148
Revenues for the People & Places Solutions (P&PS) segment for the three and six months ended March 27, 2020 were $2.18 billion and $4.36 billion, respectively, an increase of $151.7 million and $280.5 million, or 7.5%, and 6.9% from $2.03 billion and $4.08 billion for the corresponding periods last year. The increases in revenue were due in part to portfolio growth across our businesses, highlighted by strong investment in advanced facilities, water and transport infrastructure and project management/construction management ("PMCM") sectors. Impacts on revenues from unfavorable foreign currency translation were approximately $19.7 million and $29.3 million, respectively, for the three and six month periods ended March 27, 2020 compared to the corresponding prior year periods.
Operating profit for the segment for the three and six months ended March 27, 2020 was $189.1 million and $367.4 million, respectively, an increase of $16.4 million and $35.3 million, or 9.5%, and10.6% from $172.7 million and $332.1 million for the corresponding periods last year. The year over year increase in operating profit was due primarily to positive impacts from the higher year over year revenues for the segment and reductions in personnel related costs. Impacts on operating profit from unfavorable foreign currency translation were approximately $3.2 million and $4.4 million for the three and six month periods ended March 27, 2020, compared to the corresponding prior year periods.
Other Corporate Expenses
Other corporate expenses for the three and six months ended March 27, 2020 were $61.2 million and $127.9 million, an increase of $11.3 million and $6.7 million from $49.9 million and $121.1 million for the corresponding periods last year. This increase was due primarily to higher intangible amortization expense from the KeyW and John Wood Group nuclear business acquisitions, as well as impacts from company benefit program enhancements. These increases were partly offset by employee related and other cost reductions across the Company's corporate functions.
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
For the three and six months ended March 27, 2020, net earnings attributable to Jacobs from discontinued operations after income taxes were $29.9 million and $107.5 million, respectively, and for the three and six months ended March 29, 2019, net (loss) earnings attributable to discontinued operations after income taxes were $(57.8) million and $1.6 million, respectively. While the ECR business sale closed in April 2019, the Company recognized additional pretax income from discontinued operations of $18.3 million and $129.8 million in the three and six months ended March 27, 2020, primarily for the release of the deferred gain related to the delayed conveyance of the international entities in the three months ended March 27, 2020, and, additionally, for the six months ended March 27, 2020, the deferred gain upon achievement of the IT Migration Date in connection with the delivery to Worley of certain IT application and hardware assets related to the ECR business, as well as adjustment for working capital and certain other items resolved during the year to date period, described in Note 7. Additionally, for the six months ended March 27, 2020, the Company recognized a reduction to selling, general and administrative expenses in discontinued operations related to an insurance recovery of $50.0 million in connection with the NPMC legal matter.
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
The following table summarizes our backlog at March 27, 2020 and March 29, 2019 (in millions):

	March 27, 2020	March 29, 2019
Critical Mission Solutions	$9,135	$7,285
People & Places Solutions	14,156	13,428
Total	$23,291	$20,713
The increase in backlog in Critical Mission Solutions (CMS) from March 29, 2019 was primarily the result of the acquisition of KeyW and John Wood Group's Nuclear consulting, remediation and program management business
The increase in backlog in People & Places Solutions (P&PS) from March 29, 2019 was primarily the result of new awards in the U.K. and U.S. markets.
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
Liquidity and Capital Resources
At March 27, 2020, our principal sources of liquidity consisted of $1.66 billion in cash and cash equivalents and $679.4 million of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility").
The amount of cash and cash equivalents at March 27, 2020 represented an increase of $1.0 billion from $631.1 million at September 27, 2019, the changes of which are described below.

Our cash flow provided by operations of $15.0 million during the six-month period ended March 27, 2020 was comparatively favorable to the cash flow used for operations of $55.2 million for the corresponding prior year period. This improvement was due primarily to favorable net earnings adjusted for noncash items compared to the previous period driven by improved operating performance. Partly offsetting this favorable impact was slightly higher uses of cash in working capital, due mainly to higher cash amounts used in accrued liabilities and accounts payable. The higher cash amounts used in accrued liabilities in the current period are primarily related to higher payments in personnel related liabilities and professional services and the current year payment for the Nui Phao legal matter settlement accrued in the prior year. We expect the COVID-19 pandemic and resulting economic conditions may have an adverse impact on cash flow provided from operations beginning in the third quarter of fiscal 2020.
Our cash used for investing activities for the six months ended March 27, 2020 was $365.3 million, compared to cash used for investing of $59.3 million in the prior year, the change due primarily to the current period acquisition of John Wood Group's Nuclear business.
Our cash provided by financing activities of $1.35 billion for the six months ended March 27, 2020 resulted mainly from net proceeds from borrowings of $1.7 billion, partly offset by cash used for share repurchases of $285.8 million, $63.5 million in dividends to shareholders and noncontrolling interest and approximately $5.8 million in stock-based compensation and benefit plan related activity. Cash provided by financing activities in the prior period was $152.6 million, due primarily from net borrowings of $695.6 million, partly offset by cash used for share repurchases of $488.4 million and $56.4 million in dividends to shareholders and noncontrolling interests.
At March 27, 2020, the Company had approximately $860.1 million in cash and cash equivalents held in the U.S. and $795.8 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 15- Income Taxes of Notes to Consolidated Financial Statements included in our 2020 Form 10-K), there are no material impediments to repatriating these funds to the U.S.

In March 25, 2020, the Company entered into a new unsecured term loan facility (the “2020 Term Loan Facility”) with a syndicate of financial institutions as lenders. The principal balance of the 2020 Term Loan Facility was $1.0 billion as of March 27, 2020. The terms and other important details are summarized in Note 12- Borrowings. The 2020 Term Loan Facility was entered into as part of our strategy to increase the portion of our long-term debt that is represented by term loan facilities. Although the Company had intended to use the majority of the proceeds of the 2020 Term Loan Facility to repay outstanding amounts under the Revolving Credit Facility, the Company used proceeds to repay $200 million in short-term debt and retained the remaining cash proceeds as a precautionary measure. As a result, the Company maintained a higher level of long-term indebtedness in order to increase its cash position and preserve financial flexibility in light of current uncertainties resulting from the COVID-19 pandemic.

The Company had $262.8 million in letters of credit outstanding at March 27, 2020. Of this amount, $2.3 million was issued under the Revolving Credit Facility and $260.5 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of John Wood Group's Nuclear consulting, remediation and program management business for an enterprise value of £241 million, or approximately $310.9 million, less cash acquired of $24.3 million. The Company has recorded its preliminary purchase accounting processes associated with the acquisitions, which are summarized in Note 5- Business Combinations.
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S. based innovative national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.7 million which was comprised of approximately $604.3 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of $298.4 million. The Company repaid all of KeyW's outstanding debt by the end of the fourth fiscal quarter of 2019.
On April 26, 2019, Jacobs completed the sale of its ECR business to Worley for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations. We further believe that our financial resources, along with managing discretionary expenses, will allow us to manage the potential impacts of the COVID-19 pandemic on our business operations for the foreseeable future, which is expected to include reduced revenue from operating activities, based on current assumptions and expectations regarding the pandemic. We are reducing spending more broadly across the Company, only proceeding with operating and capital spending that is critical. We have also ceased all non-essential hiring and reduced discretionary expenses, including certain employee benefits and compensation. In addition, as a precautionary measure, we temporarily suspended purchases under the share repurchase plan in March 2020. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates beyond current assumptions and expectations.
We were in compliance with all of our debt covenants at March 27, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other similar purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please see the Note 12- Borrowings in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the Revolving Credit Facility and Note Purchase Agreement.
Our Revolving Credit Facility, 2020 Term Loan Facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 27, 2020, we had an aggregate of $2.6 billion in outstanding borrowings under our Revolving Credit Facility and 2020 Term Loan Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the 2020 Term Loan Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Revolving Credit Facility and the 2020 Term Loan Facility bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. Additionally, if our consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points.
For the six months ended March 27, 2020, our weighted average floating rate borrowings were approximately $1.38 billion. If floating interest rates had increased by 1.00%, our interest expense for the six months ended March 27, 2020 would have increased by approximately $7.9 million.
Foreign Currency Risk
In situations where our operations incur contract costs in currencies other than their functional currency, we attempt to have a portion of the related contract revenues denominated in the same currencies as the costs. In those situations, where revenues and costs are transacted in different currencies, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company did not have exchange rate sensitive instruments at March 27, 2020 that would have a material effect on our consolidated financial statements or results of operations.
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

The Company’s management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of March 27, 2020, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of KeyW that are subsumed by internal control over financial reporting. KeyW accounted for approximately 8% of total assets as of the Evaluation Date and approximately 3% of total revenues of the Company for the six-month period ended on the Evaluation Date.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended March 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic, including the measures that international, federal, state and local public health and other governmental authorities implement to address it, may adversely affect our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic and recommended certain containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and the vast majority of states and many municipalities have declared public health emergencies or taken similar actions. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak of COVID-19 in regions across the United States and around the world. These actions include quarantines and “stay-at-home” or “shelter-in-place” orders, social distancing measures, travel restrictions, school closures and similar mandates for many individuals in order to substantially restrict daily activities and orders for many businesses to curtail or cease normal operations unless their work is critical, essential or life-sustaining.

The COVID-19 pandemic may adversely affect certain elements of our business, including, but not limited to, the following:

•We may experience reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial conditions or financial distress, as well as governmental budget constraints. While it is possible that COVID-19 and the resulting actions could result in increases in demand for certain of our services, including as a result of new projects that may arise in response to the COVID-19 pandemic, there can be no assurance that any such increased demand would be sufficient to offset lost or delayed demand.

•Government-sponsored liquidity or stimulus programs that are enacted in the United States and in the foreign countries in which we operate in response to the COVID-19 pandemic may not be available to us or our customers or suppliers, and if available, may be insufficient to address the full impact of the COVID-19 pandemic. For example, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in March 2020. In addition to other measures intending to provide economic relief in response to the COVID-19 pandemic, the CARES Act contains provisions that authorize federal agencies to pay federal contractors notwithstanding reduced work schedules or shifts, as required to comply with quarantines or other social isolation measures. The exact amounts and circumstances permitting recovery are to be made by each applicable government agency or contracting official and are expected to vary on a contract-by-contract basis. Certain foreign governments are also permitting contracting authorities to revise the terms of government contracts and/or providing various forms of subsidies to compensate companies who maintain their workforce rather than impose layoffs or furloughs. Although we expect to recover a significant portion of these types of expenses on our U.S. government projects where our performance of work was affected by social distancing or similar restrictions due to COVID-19, our discussions with our U.S. government clients are ongoing, and we may not recover the full amount of our fee in addition to the reimbursement of our costs.

•Our clients may be unable to meet their payment obligations to us in a timely manner, including as a result of deteriorating financial condition or bankruptcy resulting from the COVID-19 pandemic and resulting economic impacts. Further, other third parties, such as suppliers, subcontractors, joint venture partners and other outside business partners, may experience significant disruptions in their ability to satisfy their obligations with respect to us, or they may be unable to do so altogether.

•Many employers, including us, and governments are requiring all or a significant portion of employees to work from home or not go into their offices. While many of our employees can effectively perform their responsibilities while working remotely, some work is not well-suited for remote work, and that work may not be completed as efficiently as if it were performed on site. Additionally, we may be exposed to unexpected cybersecurity risks and additional information technology-related expenses as a result of these remote working requirements.

•Illness, travel restrictions or other workforce disruptions could adversely affect our supply chain, our ability to timely and satisfactorily complete our clients’ projects, our ability to provide services to our clients or our other business processes. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our operating expenses, including, for example, due to the need for enhanced health and hygiene requirements or the periodic revival of social distancing or other measures in one or more regions in attempts to counteract future outbreaks.

•We have furloughed certain employees and may need to further furlough or reduce the number of employees that we employ. We may experience difficulties associated with hiring additional employees or replacing employees, in particular with respect to roles that require security clearances or other special qualifications that may be limited or difficult to obtain. Increased turnover rates of our employees could increase operating costs and create challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and external regulatory compliance requirements, in addition to increasing our recruiting, training and supervisory costs.

•In addition to existing travel restrictions implemented in response to the COVID-19 pandemic, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could materially impair our ability to support our operations and clients (both domestic and international), to source supplies through the global supply chain and to identify, pursue and capture new business opportunities, and which could continue to restrict the ability of our employees to access their workplaces. We also face the possibility of increased overhead or other expenses resulting from compliance with any future government orders or other measures enacted in response to the COVID-19 pandemic.

•The COVID-19 pandemic has increased volatility and pricing in the capital markets, and that increased volatility is likely to continue. While we recently entered into a new term loan facility under our revolving credit facility and borrowed an aggregate principal amount of $730,000,000 and our subsidiary Jacobs U.K. borrowed an aggregate principal amount of £250,000,000, we might not be able to access further sources of liquidity on acceptable pricing or borrowing terms if at all. Our credit facilities contain customary covenants restricting, among other things, our ability to incur certain liens and indebtedness. We are also subject to certain financial covenants, including maintenance of a maximum consolidated leverage ratio. A breach of any covenant or our inability to comply with the required financial ratios, whether as a result of the impact of the COVID-19 pandemic on our business or otherwise, could result in a default under one or more of our credit facilities and limit our ability to do further borrowing. Any inability to obtain additional liquidity as and when needed, or to maintain compliance with the instruments governing our indebtedness, could have a material adverse effect on our business, financial condition and results of operations.

•We operate in many countries around the world, and certain of those countries’ governments may be unable to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein.

The global spread of the COVID-19 pandemic and the responses thereto are complex and rapidly evolving, and the extent to which the pandemic impacts our business, financial condition and results of operations, including the duration and magnitude of such impacts, will depend on numerous evolving factors that we may not be able to accurately predict or assess. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in our 2019 Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that we have not considered or have not become apparent. As a result, we cannot assure you that if COVID-19 continues to spread, it would not have a further adverse impact on our business, financial condition and results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the second fiscal quarter of 2020.
Share Repurchases
On January 17, 2019, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022 (the "2019 Repurchase Authorization"). During fiscal 2019, the Company launched accelerated share repurchase programs by advancing a total of $500.0 million to two financial institutions in privately negotiated transactions (collectively, the "2019 ASR Programs"). The specific number of shares that the Company repurchased under the 2019 ASR Programs was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period which ended on June 5, 2019 for the first $250.0 million in repurchases and on December 4, 2019 for the second $250.0 million in repurchases. The purchases were recorded as share retirements for purposes of calculating earnings per share. The following table summarizes the activity under the 2019 Repurchase Authorization during each fiscal month during the second fiscal quarter 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Numbers of Shares Purchased as Part of the 2019 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2019 Repurchase Authorization
February 12, 2020 - February 21, 2020	496,202	$99.10	496,202	$344,527,000
February 24, 2020 - March 24, 2020	2,728,416	$86.73	2,728,416	$107,883,291
(1)Includes commissions paid and calculated at the average price per share

As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020. On January 16, 2020, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). There have been no repurchases under the 2020 Repurchase Authorization as of March 27, 2020.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosure.
None.
Item 5.  Other Information.
None.

Item 6. Exhibits.

10.1
Credit Agreement, dated as of March 25, 2020, among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, the lenders party thereto, Bank of America, N.A. as administrative agent, Bank of America, N.A., BNP Paribas and Wells Fargo Bank, N.A., as co-syndication agents, The Bank of Nova Scotia, HSBC Bank USA, National Association, USA, PNC Bank, National Association, TD Bank, N.A., Truist Bank and U.S. Bank National Association, as co-documentation agents, and BofA Securities, Inc., BNP Paribas Securities Corp. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 27, 2020 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
President
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2020