Form 10-Q
period 2020-06-26
JACOBS ENGINEERING GROUP INC /DE/
filed 2020-08-03
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2020
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at July 23, 2020: 130,208,041

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	June 26, 2020	September 27, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,024,810	$631,068
Receivables and contract assets	3,153,664	2,840,209
Prepaid expenses and other	433,837	639,539
Current assets held for sale	—	952
Total current assets	4,612,311	4,111,768
Property, Equipment and Improvements, net	346,637	308,143
Other Noncurrent Assets:
Goodwill	5,616,849	5,432,544
Intangibles, net	676,005	665,076
Miscellaneous	1,359,964	918,202
Noncurrent assets held for sale	—	26,978
Total other noncurrent assets	7,652,818	7,042,800
	$12,611,766	$11,462,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$199,901
Accounts payable	1,049,224	1,072,645
Accrued liabilities	1,228,924	1,384,379
Contract liabilities	450,326	414,208
Current liabilities held for sale	—	2,573
Total current liabilities	2,728,474	3,073,706
Long-term Debt	2,155,166	1,201,245
Other Deferred Liabilities	1,843,132	1,419,005
Noncurrent Liabilities Held for Sale	—	97
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding 130,180,415 shares and 132,879,395 shares as of June 26, 2020 and September 27, 2019, respectively	130,180	132,879
Additional paid-in capital	2,589,263	2,559,450
Retained earnings	4,028,062	3,939,174
Accumulated other comprehensive loss	(911,692)	(916,812)
Total Jacobs stockholders’ equity	5,835,813	5,714,691
Noncontrolling interests	49,181	53,967
Total Group stockholders’ equity	5,884,994	5,768,658
	$12,611,766	$11,462,711
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended June 26, 2020 and June 28, 2019
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Revenues	$3,260,057	$3,169,622	$10,047,286	$9,345,005
Direct cost of contracts	(2,631,031)	(2,543,488)	(8,125,554)	(7,533,511)
Gross profit	629,026	626,134	1,921,732	1,811,494
Selling, general and administrative expenses	(434,650)	(536,180)	(1,408,232)	(1,505,731)
Operating Profit	194,376	89,954	513,500	305,763
Other Income (Expense):
Interest income	1,249	3,398	3,180	7,172
Interest expense	(18,193)	(18,978)	(48,163)	(73,727)
Miscellaneous income (expense), net	126,249	19,025	(87,470)	58,211
Total other income (expense), net	109,305	3,445	(132,453)	(8,344)
Earnings from Continuing Operations Before Taxes	303,681	93,399	381,047	297,419
Income Tax (Expense) Benefit from Continuing Operations	(67,674)	1,981	(75,041)	(12,829)
Net Earnings of the Group from Continuing Operations	236,007	95,380	306,006	284,590
Net Earnings of the Group from Discontinued Operations	18,043	435,684	125,511	438,837
Net Earnings of the Group	254,050	531,064	431,517	723,427
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(9,121)	(6,015)	(21,662)	(15,578)
Net Earnings Attributable to Jacobs from Continuing Operations	226,886	89,365	284,344	269,012
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(607)	—	(2,195)
Net Earnings Attributable to Jacobs from Discontinued Operations	18,043	435,077	125,511	436,642
Net Earnings Attributable to Jacobs	$244,929	$524,442	$409,855	$705,654
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.74	$0.65	$2.15	$1.93
Basic Net Earnings from Discontinued Operations Per Share	$0.14	$3.18	$0.95	$3.14
Basic Earnings Per Share	$1.88	$3.83	$3.11	$5.07

Diluted Net Earnings from Continuing Operations Per Share	$1.73	$0.65	$2.13	$1.92
Diluted Net Earnings from Discontinued Operations Per Share	$0.14	$3.15	$0.94	$3.11
Diluted Earnings Per Share	$1.87	$3.80	$3.08	$5.02
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended June 26, 2020 and June 28, 2019
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net Earnings of the Group	$254,050	$531,064	$431,517	$723,427
Other Comprehensive Income:
Foreign currency translation adjustment	76,288	76,206	12,010	55,157
(Loss) gain on cash flow hedges	(20,944)	(546)	(20,926)	1,592
Change in pension and retiree medical plan liabilities	3,405	27,370	15,872	(14,641)
Other comprehensive income before taxes	58,749	103,030	6,956	42,108
Income Tax (Expense) Benefit:
Foreign currency translation adjustment	(22,062)	—	(3,633)	—
Cash flow hedges	6,262	(35)	6,262	(568)
Change in pension and retiree medical plan liabilities	(8,324)	(6,322)	(4,465)	1,574
Income Tax (Expense) Benefit:	(24,124)	(6,357)	(1,836)	1,006
Net other comprehensive income	34,625	96,673	5,120	43,114
Net Comprehensive Income of the Group	288,675	627,737	436,637	766,541
Net (Earnings) Loss Attributable to Noncontrolling Interests	(9,121)	(6,622)	(21,662)	(17,773)
Net Comprehensive Income Attributable to Jacobs	$279,554	$621,115	$414,975	$748,768
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 26, 2020 and June 28, 2019
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at March 29, 2019	$136,432	$2,568,809	$3,620,873	$(860,260)	$5,465,854	$89,727	$5,555,581
Net earnings	—	—	524,442	—	524,442	6,622	531,064
Disposition of ECR business, net of deferred taxes of $5,402	—	—	—	119,791	119,791	(45,727)	74,064
Foreign currency translation adjustments	—	—	—	(30,408)	(30,408)	—	(30,408)
Pension and retiree medical plan liability, net of deferred taxes of $920	—	—	—	8,173	8,173	—	8,173
(Loss) Gain on derivatives, net of deferred taxes of $(35)	—	—	—	(885)	(885)	—	(885)
Noncontrolling interest acquired / consolidated	—	—	—	—	—	—	—
Dividends	—	—	(23,477)	—	(23,477)	—	(23,477)
Distributions to noncontrolling interests	—	—	—	—	—	(2,568)	(2,568)
Stock based compensation	—	18,425	—	—	18,425	—	18,425
Issuances of equity securities including shares withheld for taxes	403	15,514	(1,586)	—	14,331	—	14,331
Repurchases of equity securities	(986)	31,429	(66,626)	—	(36,183)	—	(36,183)
Balances at June 28, 2019	$135,849	$2,634,177	$4,053,626	$(763,589)	$6,060,063	$48,054	$6,108,117

Balances at March 27, 2020	$129,985	$2,569,417	$3,808,698	$(946,317)	$5,561,783	$51,200	$5,612,983
Net earnings	—	—	244,929	—	244,929	9,121	254,050
Foreign currency translation adjustments, net of deferred taxes of $22,062	—	—		54,226	54,226	—	54,226
Pension liability, net of deferred taxes of $8,324	—	—		(4,919)	(4,919)	—	(4,919)
(Loss) Gain on derivatives, net of deferred taxes of $(6,262)	—	—	—	(14,682)	(14,682)	—	(14,682)
Dividends	—	—	(24,857)	—	(24,857)		(24,857)
Noncontrolling interests - distributions and other	—	—	—	—	—	(11,140)	(11,140)
Stock based compensation	—	12,373	—	—	12,373	—	12,373
Issuances of equity securities including shares withheld for taxes	195	7,473	(708)	—	6,960	—	6,960
Balances at June 26, 2020	$130,180	$2,589,263	$4,028,062	$(911,692)	$5,835,813	$49,181	$5,884,994
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended June 26, 2020 and June 28, 2019
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 28, 2018	$142,218	$2,708,839	$3,809,991	$(806,703)	5,854,345	$90,009	$5,944,354
Net earnings	—	—	705,654	—	705,654	17,773	723,427
Disposition of ECR business, net of deferred taxes of $5,402			—	119,791	119,791	(45,727)	74,064
Adoption of ASC 606, net of deferred taxes of $(10,285)			(37,209)		(37,209)	—	(37,209)
Foreign currency translation adjustments	—	—	—	(51,455)	(51,455)	—	(51,455)
Pension and retiree medical plan liability, net of deferred taxes of $(6,976)	—	—	—	(25,942)	(25,942)	—	(25,942)
Gain on derivatives, net of deferred taxes of $568	—	—	—	720	720	—	720
Noncontrolling interest acquired / consolidated	—	(1,113)	—	—	(1,113)	—	(1,113)
Dividends	—	—	(47,407)	—	(47,407)		(47,407)
Distributions to noncontrolling interests	—	—	—	—	—	(14,001)	(14,001)
Stock based compensation	—	47,335	6	—	47,341	—	47,341
Issuances of equity securities including shares withheld for taxes	1,316	25,369	(6,729)	—	19,956	—	19,956
Repurchases of equity securities	(7,685)	(146,253)	(370,680)	—	(524,618)	—	(524,618)
Balances at June 28, 2019	$135,849	$2,634,177	$4,053,626	$(763,589)	$6,060,063	$48,054	$6,108,117

Balances at September 27, 2019	$132,879	$2,559,450	$3,939,174	$(916,812)	5,714,691	$53,967	$5,768,658
Net earnings	—	—	409,855	—	409,855	21,662	431,517
Foreign currency translation adjustments, net of deferred taxes of $3,633	—	—	—	8,377	8,377	—	8,377
Pension and retiree medical plan liability, net of deferred taxes of $4,465	—	—	—	11,407	11,407	—	11,407
(Loss) Gain on derivatives, net of deferred taxes of $(6,262)	—	—	—	(14,664)	(14,664)	—	(14,664)
Dividends	—	—	(50,379)	—	(50,379)	—	(50,379)
Noncontrolling interests - distributions and other	—	5,002	—	—	5,002	(26,448)	(21,446)
Stock based compensation	—	35,106	1,102	—	36,208	—	36,208
Issuances of equity securities including shares withheld for taxes	877	9,652	(9,391)	—	1,138	—	1,138
Repurchases of equity securities	(3,576)	(19,947)	(262,299)	—	(285,822)	—	(285,822)
Balances at June 26, 2020	$130,180	$2,589,263	$4,028,062	$(911,692)	$5,835,813	$49,181	$5,884,994

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 26, 2020 and June 28, 2019
(In thousands)
(Unaudited)

	For the Nine Months Ended
	June 26, 2020	June 28, 2019
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$431,517	$723,427
Adjustments to reconcile net earnings to net cash flows provided by (used for) operations:
Depreciation and amortization:
Property, equipment and improvements	66,994	69,663
Intangible assets	67,074	56,346
Gain on sale of ECR business	(113,366)	(917,697)
Loss on disposal of other businesses and investments	—	9,608
Loss (Gain) on investment in equity securities	138,875	(2,175)
Stock based compensation	36,208	47,341
Equity in earnings of operating ventures, net	(1,689)	(7,632)
(Gain) Loss on disposals of assets, net	(301)	1,998
Loss (Gain) on pension and retiree medical plan changes	2,651	(34,621)
Deferred income taxes	62,473	52,592
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	(135,615)	17,146
Prepaid expenses and other current assets	19,902	5,999
Accounts payable	(115,080)	67,778
Accrued liabilities	(78,863)	(161,179)
Other deferred liabilities	(56,426)	(129,468)
Other, net	50,122	(19,439)
Net cash provided by (used for) operating activities	374,476	(220,313)
Cash Flows from Investing Activities:
Additions to property and equipment	(88,821)	(106,670)
Disposals of property and equipment and other assets	96	7,300
Capital contributions to equity investees	(12,358)	(3,904)
Acquisitions of businesses, net of cash acquired	(286,534)	(575,110)
Disposals of investment in equity securities	—	64,708
(Payments) proceeds related to sales of businesses	(5,061)	2,796,734
Purchases of noncontrolling interests	—	(1,113)
Net cash (used for) provided by investing activities	(392,678)	2,181,945
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,801,661	2,207,193
Repayments of long-term borrowings	(1,845,223)	(3,601,680)
Proceeds from short-term borrowings	78	200,001
Repayments of short-term borrowings	(200,008)	(5,902)
Debt issuance costs	(1,807)	(3,741)
Proceeds from issuances of common stock	28,793	46,143
Common stock repurchases	(285,822)	(524,618)
Taxes paid on vested restricted stock	(27,655)	(26,187)
Cash dividends, including to noncontrolling interests	(97,521)	(82,257)
Net cash provided by (used for) financing activities	372,496	(1,791,048)
Effect of Exchange Rate Changes	39,448	34,300
Net Increase in Cash and Cash Equivalents	393,742	204,884
Cash and Cash Equivalents at the Beginning of the Period	631,068	793,358
Cash and Cash Equivalents at the End of the Period	$1,024,810	$998,242
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 26, 2020, and for the three and nine months ended June 26, 2020.
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
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of the nuclear consulting, remediation and program management business of John Wood Group, a U.K.-based energy services company, for an enterprise value of £246 million, or approximately $317.9 million, less cash acquired of $24.3 million. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 5- Business Combinations.
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S.-based national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.6 million, which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of approximately $298.4 million. The Company repaid all of the assumed KeyW debt by the end of the fourth fiscal quarter of 2019. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 5- Business Combinations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, assets and liabilities of the Disposal Group were reflected as held-for-sale in the Consolidated Balance Sheets through December 27, 2019. As of June 26, 2020, all of the ECR business to be sold under the terms of the sale has been conveyed to Worley and as such, no amounts remain held for sale. For further discussion see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
2. Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities, the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements, and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience including considerations for potential impacts of the continuing coronavirus (COVID-19) pandemic, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2019 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please also refer to Note 7- Sale of Energy, Chemicals and Resources for discussion regarding the Company's investment in Worley ordinary shares and Note 19- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
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

ASU No. 2016-13, Financial Instruments - Credit Losses ("ASC 326"): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This standard will be effective for our interim and annual periods beginning with the first fiscal quarter of 2021 and must be applied on a modified retrospective basis. Management does not expect the adoption of ASU 326 to have a material impact on the Company's financial position, results of operations or cash flows.
5. Business Combinations
John Wood Group's Nuclear Business
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of the nuclear consulting, remediation and program management business of John Wood Group, a U.K.-based energy services company, for an enterprise value of £246 million, or approximately $317.9 million, less cash acquired of $24.3 million, as updated for additional working capital adjustments. The John Wood Group nuclear business allows Jacobs to further expand its lifecycle nuclear services business. The following summarizes the fair values of John Wood Group's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$24.3
Receivables	75.9
Other current assets	5.2
Property, equipment and improvements, net	8.3
Goodwill	205.8
Identifiable intangible assets	80.0
Miscellaneous	19.4
Total Assets	$418.9

Liabilities
Accounts payable, accrued expenses and other current liabilities	$71.8
Long term liabilities	29.2
Total Liabilities	101.0
Net assets acquired	$317.9

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
KeyW
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S. based national security solutions provider to the intelligence, cyber, and counterterrorism communities, by acquiring 100% of the outstanding shares of KeyW common stock (the "KeyW acquisition"). The KeyW acquisition allows Jacobs to further expand its government services business. The Company paid total consideration of $902.6 million, which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of approximately $298.4 million. The Company repaid all of the assumed KeyW debt by the end of the fourth fiscal quarter of 2019.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following summarizes the fair values of KeyW's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$29.1
Receivables	79.1
Inventories, net	19.3
Prepaid expenses and other	2.4
Property, equipment and improvements, net	24.5
Deferred tax asset and other	37.8
Goodwill	615.6
Identifiable intangible assets	179.0
Total Assets	$986.8

Liabilities
Accounts payable	$8.3
Accrued expenses	69.1
Short term debt	298.4
Other current liabilities	3.9
Other non-current liabilities	2.9
Total Liabilities	382.6
Net assets acquired	$604.2
Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. Goodwill of $136.0 million is expected to be deductible for tax purposes. The Company has completed its final assessment of the fair values of the acquired assets and liabilities of KeyW. Since the initial preliminary estimates reported in the third quarter of fiscal 2019, the Company has updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of KeyW assets acquired and liabilities assumed as of the acquisition date as set forth above.
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
For purposes of our comparative fiscal 2020 and 2019 reporting requirements in this Form 10-Q, the following presents summarized unaudited pro forma operating results of the Company for the nine months ended June 28, 2019 assuming that the June 12, 2019 acquisition of KeyW had occurred at the beginning of fiscal 2018 for pro forma purposes. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred on such date (in millions, except per share data):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Nine Months Ended June 28, 2019
Revenues	$9,562.0
Net earnings of the Group	$290.8
Net earnings (loss) attributable to Jacobs	$275.3
Net earnings (loss) attributable to Jacobs per share:
Basic earnings (loss) per share	$1.98
Diluted earnings (loss) per share	$1.96
Included in the table above are the unaudited pro forma operating results of continuing operations. Also, income tax expense (benefit) for the nine month pro forma period ended June 28, 2019 was $14.9 million.
6. Goodwill and Intangibles
The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets at June 26, 2020 and September 27, 2019 was as follows (in millions):

	Critical Mission Solutions	People & Places Solutions	Total
Balance September 27, 2019	$2,202	$3,231	$5,433
Acquired	206	—	206
Foreign Exchange Impact	(10)	(8)	(18)
Post-Acquisition Adjustments	2	—	2
Disposed	—	(6)	(6)
Balance June 26, 2020	$2,400	$3,217	$5,617
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at June 26, 2020 and September 27, 2019 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Other	Total
Balances September 27, 2019	$622,392	$40,833	$1,183	$668	$665,076
Amortization	(64,002)	(2,751)	(321)	—	(67,074)
Acquired	73,558	6,452	—	—	80,010
Foreign currency translation	(1,170)	(232)	(54)	(551)	(2,007)
Balances June 26, 2020	$630,778	$44,302	$808	$117	$676,005

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2020 and for the succeeding years.

Fiscal Year	(in millions)
2020	$23.6
2021	89.6
2022	88.9
2023	88.7
2024	88.4
Thereafter	296.8
Total	$676.0

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
Discontinued Operations
As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represent a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, assets and liabilities of the ECR business were reflected as held-for-sale in the Consolidated Balance Sheets through December 27, 2019. As of the quarter ended June 26, 2020, all of the ECR business to be sold under the terms of the sale has been conveyed to Worley and as such, no amounts remain held for sale. Any assets and liabilities of the ECR business that were retained by the Company pursuant to the stock and asset purchase agreement with Worley were included in discontinued operations.
Summarized Financial Information of Discontinued Operations
The following table represents earnings (loss) from discontinued operations, net of tax (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Revenues	$59	$392,526	$11,221	$2,718,317
Direct cost of contracts	(69)	(340,525)	(6,124)	(2,336,076)
Gross profit	(10)	52,001	5,097	382,241
Selling, general and administrative expenses	(801)	(39,556)	43,359	(333,155)
Operating (Loss) Profit	(811)	12,445	48,456	49,086
Gain on sale of ECR business	31,456	917,697	113,366	917,697
Other (expense) income, net	1,472	(7,864)	112	(40,158)
Earnings Before Taxes from Discontinued Operations	32,117	922,278	161,934	926,625
Income Tax Expense	(14,074)	(486,594)	(36,423)	(487,788)
Net Earnings of the Group from Discontinued Operations	$18,043	$435,684	$125,511	$438,837

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Selling, general and administrative expenses includes an offsetting insurance recovery of $50.0 million for the nine months ended June 26, 2020 recorded in connection with the Nui Phao ("NPMC") legal matter described in Note 19- Commitments and Contingencies. Additionally, the nine month period ended June 28, 2019 includes a charge for the award and recovery of costs, estimated related interest and attorneys' fees related to the NPMC legal matter. For the nine months ended June 26, 2020, the gain on sale of $113.4 million relates mainly to the recognition of the deferred gain for the delayed transfer of the ECR-related assets and liabilities of the two international entities discussed above, adjustments for working capital and certain other items in connection with the sale and additional income for the release of a deferred gain upon achievement of the IT Migration Date described below in connection with the delivery to Worley of certain IT application and hardware assets related to the ECR business.

Gain on Sale and Deferred Gain
As a result of the ECR sale, the Company recognized a pre-tax gain of $1.0 billion, $935.1 million of which was recognized in fiscal 2019 and $113.4 million of which is included in Net Earnings of the Group from Discontinued Operations on the consolidated statement of earnings for the nine months ended June 26, 2020, which is further discussed below.
Upon closing the ECR sale, the Company retained a noncontrolling interest (with significant influence) in People & Places Solutions ("P&PS")-related activities in one international legal entity acquired by Worley. The fair value of the Company’s retained interest in the net assets and liabilities of this entity was estimated at $33.0 million and recorded at closing. For another international legal entity, the closing and transfer of ECR-related assets to Worley were set to occur at a future date. At the time of the ECR sale, the Company allocated proceeds received to these deferred closing items on a relative fair value basis and recognized a deferred gain of $34.4 million. During the second fiscal quarter of 2020, the delayed transfer of the ECR-related assets and liabilities of these two international entities occurred, and as a result, previously deferred gain amounts were recognized.
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
Investment in Worley Stock
As discussed above, the Company received 58.2 million in ordinary shares of Worley. Pursuant to the purchase agreement for the ECR sale, 51.4 million of the shares were considered "restricted" during a lock-up period beginning April 26, 2019 and ending in December 2019, after which these restrictions were lifted. During the lock-up period the Company could not, without Worley's consent, directly or indirectly dispose of the "restricted" shares. The remaining 6.8 million shares not considered "restricted" were sold in the prior year, netting a loss of $4.9 million, which was recognized in miscellaneous income (expense), net. Dividend income and unrealized gains and losses on changes in fair value of Worley shares are recognized in miscellaneous income (expense), net in continuing operations.
The Company's investment in Worley is measured at fair value through net income as it is an equity investment with a readily determinable fair value based on quoted market prices. The 51.4 million ordinary shares currently held are recorded within prepaid expenses and other in the Company's consolidated balance sheets at their estimated fair value, which is $312.3 million as of June 26, 2020. For the three and nine month periods ended June 26, 2020, the Company recognized a gain of $131.4 million and a loss of $138.9 million, respectively, associated with share price and currency changes on this investment as well as dividends of $7.7 million during the nine month period ended June 26, 2020. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Transition Service Agreement
Upon closing of the ECR sale, the Company entered into a Transition Services Agreement (the "TSA") with Worley pursuant to which the Company, on an interim basis, provided various services to Worley, including executive consultation, corporate, information technology, and project services. The initial term of the TSA began immediately following closing of the ECR sale on April 26, 2019 and expired in April 2020, although the parties mutually agreed to extend certain of the services for additional time periods beyond the initial term. Pursuant to the terms of the TSA, the Company received payments for the interim services which approximate costs incurred to perform the services. The Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $15.2 million in TSA related income for such services that is reported in miscellaneous income (expense) for the nine months ended June 26, 2020 before inclusion of certain incremental outside service support costs agreed to be shared equally by the parties.
8.  Segment Information
The Company's two operating segments and global lines of business ("LOBs") are as follows: Critical Mission Solutions ("CMS") and People & Places Solutions ("P&PS"), with the previous Energy, Chemicals and Resources ("ECR") LOB reported as discontinued operations. For further information on ECR, refer to Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business.
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
The following tables present total revenues and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 11 - Restructuring and Other Charges) and transaction and integration costs (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Revenues from External Customers:
Critical Mission Solutions	$1,211,143	$1,156,488	$3,636,978	$3,251,024
People & Places Solutions	2,048,914	2,013,134	6,410,308	6,093,981
Total	$3,260,057	$3,169,622	$10,047,286	$9,345,005

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Segment Operating Profit:
Critical Mission Solutions	$89,608	$76,306	$264,323	$222,289
People & Places Solutions	190,453	183,318	557,864	515,465
Total Segment Operating Profit	280,061	259,624	822,187	737,754
Other Corporate Expenses (1)	(65,213)	(64,525)	(193,148)	(185,674)
Restructuring, Transaction and Other Charges	(20,472)	(105,145)	(115,539)	(246,317)
Total U.S. GAAP Operating Profit	194,376	89,954	513,500	305,763
Total Other Income (Expense), net (2)	109,305	3,445	(132,453)	(8,344)
Earnings from Continuing Operations Before Taxes	$303,681	$93,399	$381,047	$297,419

(1)
Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amount of $2.0 million and $14.8 million for the three and nine month periods ended June 28, 2019, respectively. Other corporate expenses also include intangibles amortization of $23.1 million and $18.4 million for the three-month periods ended June 26, 2020 and June 28, 2019, respectively, and $67.1 million and $55.7 million for the nine months ended June 26, 2020 and June 28, 2019, respectively.

(2)
For the three and nine month periods ended June 26, 2020, includes revenues under the Company's TSA with Worley of $1.0 million and $15.2 million, respectively, $122.9 million and $(119.0) million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, respectively, the amortization of deferred financing fees related to the acquisition of CH2M HILL Companies Ltd. ("CH2M") in December 2017 (the "CH2M acquisition") of $— million and $0.7 million, respectively, and the loss on settlement of the U.S. pension plan of $— million and $2.7 million respectively. For the three and nine month periods ended June 28, 2019, includes the amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $1.5 million, respectively, and the gain on settlement of the CH2M portion of the U.S. pension plan of $0.0 million and $34.6 million, respectively. Also includes revenues under the Company's TSA with Worley of $14.1 million for the three and nine month periods ended June 28, 2019, for which the related costs are included in SG&A.

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
See also MD&A results of operations for our operating segments in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
9. Receivables and contract assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at June 26, 2020 and September 27, 2019, as well as certain other related information (in thousands):

	June 26, 2020	September 27, 2019
Components of receivables and contract assets:
Amounts billed, net	$1,395,745	$1,222,339
Unbilled receivables and other	1,301,494	1,216,028
Contract assets	456,425	401,842
Total receivables and contract assets, net	$3,153,664	$2,840,209
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$606,875	$630,975
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
The assets of a joint venture are restricted for use to the obligations of the particular joint venture and are not available for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees which may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. Refer to Note 19 - Commitments and Contingencies and Derivative Financial Instruments, for further discussion relating to performance guarantees.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's result of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $304.0 million and $188.8 million, respectively, as of June 26, 2020 and $192.6 million and $138.5 million, respectively, as of September 27, 2019. There are no consolidated VIEs that have debt or credit facilities.
Unconsolidated joint ventures are accounted for under proportionate consolidation or the equity method. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture that are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenue, and costs are included in the Company’s balance sheet and results of operations. For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $61.3 million and $63.6 million, respectively, as of June 26, 2020, and $61.1 million and $63.7 million, respectively, as of September 27, 2019. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and the Company's investment created when the Company purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of June 26, 2020, the Company’s equity method investments exceeded its share of venture net assets by $70.4 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of June 26, 2020 and September 27, 2019 were $170.5 million and $157.9 million, respectively. During the three months ended June 26, 2020 and June 28, 2019, we recognized income from equity method joint ventures of $18.8 million and $13.2 million, respectively. During the nine months ended June 26, 2020 and June 28, 2019, we recognized income from equity method joint ventures of $54.8 million and $39.1 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $7.6 million and $19.5 million as of June 26, 2020 and September 27, 2019, respectively.
11. Restructuring and Other Charges
During fiscal 2019 and fiscal 2020, the Company implemented certain restructuring and preliminary separation initiatives associated with the ECR sale, the KeyW acquisition, the acquisition of John Wood Group's nuclear business and other related cost reduction initiatives. The restructuring activities and related costs were comprised mainly of separation and lease abandonment programs, while the preliminary separation activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s ECR-business separation.
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and preliminary integration initiatives associated with the then-impending acquisition of CH2M, which closed in December 2017 (the "CH2M acquisition"). The restructuring activities and related costs were comprised mainly of integration, severance and lease abandonment programs, while the preliminary integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s acquisition integration management efforts. Following the closing of the CH2M acquisition, these activities continued through the third fiscal quarter of 2020 and continue to be comprised mainly of severance, lease abandonment, IT related, consulting and other professional services as well as internal personnel costs.
The activities of the above-mentioned programs are expected to be substantially completed before the end of fiscal 2021.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges by LOB in connection with the CH2M, KeyW and John Wood Group's nuclear business acquisitions and the ECR sale for the three and nine months ended June 26, 2020 and June 28, 2019 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Critical Mission Solutions	$3,173	$7,699	$11,248	$8,489
People & Places Solutions	3,818	10,619	19,507	68,644
Corporate	12,690	74,921	81,554	127,986
Continuing Operations (1)	19,681	93,239	112,309	205,119
Energy, Chemicals and Resources (included in Discontinued Operations)	—	2,720	—	(138)
Total	$19,681	$95,959	$112,309	$204,981
(1)For the three months ended June 26, 2020 and June 28, 2019, amounts include $19.7 million and $92.4 million, respectively, and for the nine months ended June 26, 2020 and June 28, 2019 amounts include $109.6 million and $233.6 million, respectively, in items impacting operating profit, along with items recorded in other income (expense), net, which are the loss on settlement of the CH2M portion of the U.S. pension plan of $— and $2.1 million for the three and nine months ended June 26, 2020, respectively, the gain on the settlement of the CH2M retiree medical plans of $— and $34.6 million for the three and nine months ended June 28, 2019, respectively, and write-off of fixed assets related to restructured leases of $0.9 million and $6.2 million for the three and nine months ended June 28, 2019, and other miscellaneous expenses of $0.6 million for the nine months ended June 26, 2020. See Note 8- Segment Information.
The activity in the Company’s accrual for the Restructuring and other charges including the program activities described above for the nine months ended June 26, 2020 is as follows (in thousands):

Balance at September 27, 2019	$162,702
Transfer to lease right-of-use asset as a result of adoption of ASC 842 (1)	(116,797)
Net Charges	112,309
Payments and Usage	(133,668)
Balance at June 26, 2020	$24,546
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
The following table summarizes the Restructuring and other charges by major type of costs in connection with the CH2M, KeyW and John Wood Group nuclear business acquisitions and the ECR sale for the three and nine months ended June 26, 2020 and June 28, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Lease Abandonments	$(11,776)	$22,982	$(7,860)	$72,296
Involuntary Terminations	(49)	12,020	18,222	22,944
Outside Services	20,865	39,853	74,223	95,130
Other	10,641	18,384	27,724	14,749
Total	$19,681	$93,239	$112,309	$205,119
Cumulative amounts since 2017 incurred to date under our various restructuring and other activities described above by each major type of cost as of June 26, 2020 are as follows (in thousands):

Lease Abandonments	$154,507
Involuntary Terminations	93,707
Outside Services	244,871
Other	96,965
Total	$590,050

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
12. Borrowings
Short-Term Debt
At September 27, 2019, short-term debt consisted of a bilateral term loan facility with an aggregate principal balance of $200.0 million (the "Bilateral Term Loan") and uncommitted credit arrangements with several banks providing short-term borrowing capacity and overdraft protection. Offset from the Bilateral Term Loan were deferred financing fees of $0.1 million. This loan was repaid during the second fiscal quarter of 2020.
Long-Term Debt
At June 26, 2020 and September 27, 2019, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	June 26, 2020	September 27, 2019
Revolving Credit Facility	LIBOR + applicable margin (1)	March 2024	$617,794	$303,780
2020 Term Loan Facility	LIBOR + applicable margin (2)	March 2025	1,039,115	—
2017 Term Loan Facility	LIBOR + applicable margin (3)	December 2020	—	400,000
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Deferred Financing Fees			(1,743)	(2,535)
Total Long-term debt, net			$2,155,166	$1,201,245
(1)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates at June 26, 2020 and September 27, 2019 were approximately 0.06% and 1.17%.
(2)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2020 Term Loan Facility (defined below)), borrowings under the 2020 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rate at June 26, 2020 was approximately 0.67%.
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
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility"), which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at June 26, 2020.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On March 25, 2020, the Company entered into an unsecured term loan facility (the “2020 Term Loan Facility”) with a syndicate of financial institutions as lenders. Under the 2020 Term Loan Facility, the Company borrowed an aggregate principal amount of $730.0 million and one of the Company's U.K. subsidiaries borrowed an aggregate principal amount of £250.0 million. The proceeds of the term loans were used to repay the Bilateral Term Loan and for general corporate purposes. The 2020 Term Loan Facility contains affirmative and negative covenants and events of default customary for financings of this type that are consistent with those included in the Revolving Credit Facility. During the three month period ended June 26, 2020, the Company entered into interest rate and cross currency derivative contracts to swap a portion of our variable rate debt to fixed rate debt. See Note 19- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
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
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500.0 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at June 26, 2020.
We believe the carrying value of the Revolving Credit Facility, the 2020 Term Loan Facility and other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $528.7 million at June 26, 2020, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $2.3 million in letters of credit under the Revolving Credit Facility, leaving $1.63 billion of available borrowing capacity under the Revolving Credit Facility at June 26, 2020. In addition, the Company had issued $257.3 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $259.5 million at June 26, 2020.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table further disaggregates our revenue by geographic area for the three and nine months ended June 26, 2020 and June 28, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Revenues:
United States	$2,472,091	$2,357,836	$7,548,192	$6,701,474
Europe	504,201	491,036	1,662,104	1,706,163
Canada	56,954	59,830	164,601	160,339
Asia	27,995	33,918	90,889	113,294
India	16,465	12,129	33,229	43,131
Australia and New Zealand	130,133	136,711	378,178	386,594
South America and Mexico	—	1,225	—	7,244
Middle East and Africa	52,218	76,937	170,093	226,766
Total	$3,260,057	$3,169,622	$10,047,286	$9,345,005
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and nine months ended June 26, 2020 that was included in the contract liability balance on September 27, 2019 was $42.4 million and $352.9 million, respectively. Revenue recognized for the three and nine months ended June 28, 2019 that was included in the contract liability balance on September 28, 2018 was $33.0 million and $331.0 million, respectively.
Remaining Performance Obligations
The Company’s remaining performance obligations as of June 26, 2020 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $13.8 billion in remaining performance obligations as of June 26, 2020. The Company expects to recognize approximately 45% of our remaining performance obligations into revenue within the next twelve months and the remaining 55% thereafter.
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
Long-term project asset and vehicle leases (leases with terms greater than twelve months), along with all real estate and IT asset leases, are recorded on the consolidated balance sheet at the present value of the minimum lease payments not yet paid. Because the Company primarily acts as a lessee and the rates implicit in its leases are not readily determinable, the Company generally uses its incremental borrowing rate on the lease commencement date to calculate the present value of future lease payments. Certain leases include payments that are based solely on an index or rate. These variable lease payments are included in the calculation of the ROU asset and lease liability and are initially measured using the index or rate at the lease commencement date. Other variable lease payments, such as payments based on use and for property taxes, insurance, or common area maintenance that are based on actual assessments are excluded from the ROU asset and lease liability and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any deferred rent, lease pre-payments and initial direct costs of obtaining the lease, such as commissions.
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
The components of lease expense (reflected in selling, general and administrative expenses) for the three and nine month periods ended June 26, 2020 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
Lease cost
Operating lease cost	$39,123	$126,855
Variable lease cost	9,508	26,307
Sublease income	(3,504)	(10,688)
Total lease cost	$45,127	$142,474
Information related to the Company's right-of use assets and lease liabilities as of June 26, 2020 was as follows (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Lease Asset/Liabilities	Balance Sheet Classification
Right-of-use assets
Operating lease assets	Miscellaneous assets	$718,161
Lease Liabilities
Operating lease liabilities, current	Accrued liabilities	152,438
Operating lease liabilities, noncurrent	Other deferred liabilities	769,374
Total lease liabilities		$921,812
Supplemental information related to the Company's leases for the nine months ended June 26, 2020 was as follows (in thousands):

Nine Months Ended
Cash paid for amounts included in the measurements of lease liabilities	$148,047
Right-of-use assets obtained in exchange for new operating lease liabilities	$67,290
Weighted average remaining lease term - operating leases	7.4 years
Weighted average discount rate - operating leases	2.8%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2020 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2020	$46,762
2021	174,314
2022	156,206
2023	139,517
2024	123,429
Thereafter	391,245
1,031,473
Less Interest	(109,661)
$921,812

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
15. Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic benefit cost recognized in earnings during the three and nine month periods ended June 26, 2020 and June 28, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Component:
Service cost	$1,464	$1,212	$4,394	$5,545
Interest cost	13,030	17,088	39,092	52,916
Expected return on plan assets	(27,666)	(26,291)	(82,996)	(79,709)
Amortization of previously unrecognized items	3,109	3,182	9,329	9,353
Plan Amendment and settlement loss (gain)	—	—	2,651	(34,621)
Total net periodic pension cost recognized	$(10,063)	$(4,809)	$(27,530)	$(46,516)
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
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2020 (in thousands):

Cash contributions made during the first nine months of fiscal 2020	$19,694
Cash contributions projected for the remainder of fiscal 2020	7,135
Total	$26,829

16.  Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax for the nine months ended June 26, 2020 (in thousands):

	Change in Pension Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at September 27, 2019	$(436,749)	$(480,045)	$(18)	$(916,812)
Other comprehensive income (loss)	3,554	8,377	(15,706)	(3,775)
Reclassifications from other comprehensive income (loss)	7,853	—	1,042	8,895
Balance at June 26, 2020	$(425,342)	$(471,668)	$(14,682)	$(911,692)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
17. Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended June 26, 2020 and June 28, 2019 were 22.3% and (2.1)%, respectively. The Company’s effective tax rates from continuing operations for the nine months ended June 26, 2020 and June 28, 2019 were 19.7% and 4.3%, respectively. The comparatively higher quarterly tax rate was primarily due to a $21.7 million tax benefit in the three months ended June 28, 2019, which related to the release of a valuation allowance on previously fully valued foreign tax credits. For the three months ended June 26, 2020, the effective tax rate was impacted by a $4.1 million benefit for the release of uncertain tax positions due to the statute of limitations expiring and a $12.6 million benefit for the release of a valuation allowance in the UK, with offsetting unfavorable impacts from other discrete items. The Company’s effective tax rate from continuing operations for the nine months ended June 26, 2020 was higher primarily due to $62.6 million in discrete benefits in the nine months ended June 28, 2019, predominantly comprised of $37.4 million for a remeasurement of the Company's deferred tax liability for unremitted earnings to account for the change in expected manner of recovery and an additional benefit of $21.7 million as a result of a valuation allowance release on foreign tax credits that were previously fully reserved. Comparatively, in the nine months ended June 26, 2020, the Company had a $12.6 million benefit for the release of a valuation allowance in the UK, a $6.9 million of benefit from the application of the Internal Revenue Code section 179D, a $3.7 million favorable settlement with the Indian Revenue Services, an amended tax return generating $5.8 million of foreign tax credits and research and development, and a $4.1 million benefit for an India tax rate change, with offsetting unfavorable impacts from other discrete items.

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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and nine months ended June 26, 2020 and June 28, 2019 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$226,886	$89,365	$284,344	$269,012
Net earnings from continuing operations allocated to participating securities	(24)	(105)	(77)	(444)
Net earnings from continuing operations allocated to common stock for EPS calculation	$226,862	$89,260	$284,267	$268,568

Net earnings attributable to Jacobs from discontinued operations	$18,043	$435,077	$125,511	$436,642
Net earnings from discontinued operations allocated to participating securities	(2)	(513)	(34)	(720)
Net earnings from discontinued operations allocated to common stock for EPS calculation	$18,041	$434,564	$125,477	$435,922

Net earnings allocated to common stock for EPS calculation	$244,903	$523,824	$409,744	$704,490

Denominator for Basic and Diluted EPS:
Weighted average basic shares	130,229	136,772	131,995	139,263
Shares allocated to participating securities	(14)	(161)	(36)	(230)
Shares used for calculating basic EPS attributable to common stock	130,215	136,611	131,959	139,033

Effect of dilutive securities:
Stock compensation plans	1,048	1,212	1,188	1,206
Shares used for calculating diluted EPS attributable to common stock	131,263	137,823	133,147	140,239

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.74	$0.65	$2.15	$1.93
Basic Net Earnings from Discontinued Operations Per Share	$0.14	$3.18	$0.95	$3.14
Basic Earnings Per Share	$1.88	$3.83	$3.11	$5.07
Diluted Net Earnings from Continuing Operations Per Share	$1.73	$0.65	$2.13	$1.92
Diluted Net Earnings from Discontinued Operations Per Share	$0.14	$3.15	$0.94	$3.11
Diluted Earnings Per Share	$1.87	$3.80	$3.08	$5.02

Share Repurchases

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
(1)Includes commissions paid and calculated at the average price per share

As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020, with such suspension remaining in effect through the fiscal third quarter of 2020. As of June 26, 2020, the Company has $107.9 million remaining under the 2019 Repurchase Authorization.

On January 16, 2020, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). There have been no repurchases under the 2020 Repurchase Authorization as of June 26, 2020.

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

Dividend Program
On July 9, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.19 per share of the Company’s common stock to be paid on August 21, 2020, to shareholders of record on the close of business on July 24, 2020. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the third fiscal quarter of 2020 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
May 5, 2020	May 20, 2020	June 17, 2020	$0.19
January 16, 2020	January 31, 2020	February 28, 2020	$0.19
September 19, 2019	October 4, 2019	November 1, 2019	$0.17
July 11, 2019	July 26, 2019	August 23, 2019	$0.17
May 2, 2019	May 17, 2019	June 14, 2019	$0.17
January 17, 2019	February 15, 2019	March 15, 2019	$0.17
September 11, 2018	September 28, 2018	October 26, 2018	$0.15

19.  Commitments and Contingencies and Derivative Financial Instruments
Derivative Financial Instruments
The Company is exposed to interest rate risk under its variable rate borrowings and additionally, due to the nature of the Company's international operations, we are at times exposed to foreign currency risk. As such, we sometimes enter

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
into foreign exchange contracts and interest rate contracts in order to limit our exposure to fluctuating foreign currencies and interest rates.

In April 2020 we entered into interest rate swap agreements with a notional value of $771.8 million as of June 26, 2020 to manage the interest rate exposure on our variable rate loans. Additionally, we entered into a cross-currency swap agreement with a notional value of $127.8 million to manage the interest rate and foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. Under the interest rate swap agreements, the Company receives the one month LIBOR rate and pays monthly a fixed rate ranging from .704% to 1.116% and under the cross currency swap agreement, the Company receives the one month LIBOR rate plus 0.875% in USD and pays monthly a Euro fixed rate of .726% to .746% for the term of the swaps. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. The fair value of the interest rate and cross currency swaps at June 26, 2020 was $25.0 million, which is included in other deferred liabilities on the consolidated balance sheet. The unrealized net losses on these interest rate and cross currency swaps was $14.7 million, net of tax, and was included in accumulated other comprehensive income as of June 26, 2020.

Additionally, at June 26, 2020, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $388.4 million at June 26, 2020. The length of these contracts currently ranges from one to 12 months. The fair value of the foreign exchange contracts at June 26, 2020 was $38.7 million, which is included within current assets on the consolidated balance sheet and with associated income statement impacts included in miscellaneous income (expense) in the consolidated statement of earnings.

The fair value measurements of these derivatives are being made using Level 2 inputs under ASC 820, Fair Value Measurement, as the measurements are based on observable inputs other than quoted prices in active markets. We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange and interest rate contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

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
At June 26, 2020 and September 27, 2019, the Company had issued and outstanding approximately $259.5 million and $262.2 million, respectively, in LOCs and $2.1 billion and $2.0 billion, respectively, in surety bonds.
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
In 2012, CH2M HILL Australia Pty Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited ("JKC") for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC and is seeking compensatory damages in the amount of approximately $530.0 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC has provided a preliminary estimate of the monetary value of its claims which we believe will result in alleged damages in excess of $1.7 billion and has drawn on bonds. This draw on bonds does not impact the Company's ultimate liability. In light of the COVID-19 pandemic, a November 2020 date for commencement of the hearing has been vacated and the parties are seeking an allotted time for the hearing in 2021. No decision is expected before late 2021. In September 2018, JKC filed a declaratory judgment action in Western Australia alleging that the entities which executed parent company guaranties for the Consortium, including CH2M Hill Companies, Ltd., have an obligation to pay JKC’s ongoing costs to complete the project after termination. A hearing on that matter was held in March 2019, and a decision in favor of the Consortium was issued. JKC appealed the decision, a hearing on the appeal took place in March 2020 and a decision was handed down on July 22, 2020 denying JKC’s appeal in its entirety.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. There are currently six separate cases pending against the Company. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that have been filed against the Company by employees of the contractors that completed the remediation and dredging work. The cases are at various stages of litigation, and several of the cases are currently stayed pending resolution of other cases. Separately, in May 2019, Roane County and the cities of King and Herriman filed a claim against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. In December 2019, the court granted the Company's motion to dismiss a portion of the plaintiffs' complaint and scheduled this matter for trial in 2021 with respect to the remaining claims. In addition, in November 2019, a resident of Roane County filed a putative class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash. In February 2020, the Company learned that the district attorney in Roane County recommended that the Tennessee Bureau of Investigation investigate issues pertaining to clean up worker safety at Kingston, with that investigation still pending. There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the above matters. The Company disputes the claims asserted in all of the above matters and is vigorously defending these claims. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to June 26, 2020 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the potential continued effects of the COVID-19 pandemic on our business, financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal 2020 or future fiscal years. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include the magnitude, timing, duration and ultimate impact of the COVID-19 pandemic and any resulting economic downturn on our results, prospects and opportunities; the timeline for easing or removing “shelter-in-place”, “stay-at-home”, social distancing, travel restrictions and similar orders, measures or restrictions imposed by governments and health officials in response to the pandemic, or if such orders, measures or restrictions are re-imposed after being lifted or eased, including as a result of increases in cases of COVID-19; and the development, effectiveness and distribution of vaccines or treatments for COVID-19. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that could negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with hiring additional employees or replacing any furloughed employees; increased volatility in the capital markets that may affect our ability to access sources of liquidity on acceptable pricing or borrowing terms or at all; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see those listed and discussed in Item 1A, Risk Factors included in our 2019 Form 10-K and this Quarterly Report on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission ("SEC").

Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic and recommended certain containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and the vast majority of states and many municipalities have declared public health emergencies or taken similar actions. Along with these declarations, there were extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat outbreaks of COVID-19 in regions across the United States and around the world. These actions included quarantines and “stay-at-home” or “shelter-in-place” orders, social distancing measures, travel restrictions, school closures and similar mandates for many individuals in order to substantially restrict daily activities and orders for many businesses to curtail or cease normal operations unless their work is critical, essential or life-sustaining. Although certain jurisdictions have subsequently taken steps to lift or ease such restrictions to various degrees, some jurisdictions have subsequently reversed such lifting or easing in response to increased cases of COVID-19. In addition, governments and central banks in the United States and other countries in which we operate have enacted fiscal and monetary stimulus and assistance measures to counteract the economic impacts of COVID-19.
We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with international, federal, state and local requirements to date, we continue to materially operate. In addition, demand for certain of our services, including those supporting health care relief efforts relating to COVID-19, has increased, and could continue to increase, as a result of COVID-19. Notwithstanding our continued critical operations, COVID-19 has negatively impacted our business, and may have further adverse impacts, on our continued operations, including those listed and discussed in Item 1A, Risk Factors included in this Quarterly Report on Form 10-Q. Accordingly, we have reduced spending broadly across the Company, only proceeding with operating and capital spending that is critical. We have also ceased all non-essential hiring and reduced discretionary expenses, including certain employee benefits and compensation. Looking ahead, we have developed contingency plans to reduce costs further if the situation further deteriorates or lasts longer than current expectations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be necessary or appropriate for the health and safety of employees, contractors, customers, suppliers or others or as required by international, federal, state or local authorities.
Based on current estimates, we expect the impact of COVID-19 to continue in the fourth fiscal quarter of 2020, although to a lesser degree than what was seen in the third fiscal quarter of 2020. These impacts could also continue into fiscal 2021. Although this business disruption is expected to be temporary, significant uncertainty exists concerning the magnitude, duration and impacts of the COVID-19 pandemic, including with regard to the effects on our customers and customer demand for our services. Accordingly, actual results for the fourth fiscal quarter of 2020 and future fiscal periods could differ materially versus current expectations and current results and financial condition discussed herein may not be indicative of future operating results and trends.
For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on our business, financial condition and results of operations, see “Part II - Item 1A - Risk Factors”.
Business Overview
At Jacobs, we’re challenging today to reinvent tomorrow by solving the world’s most critical problems for thriving cities, resilient environments, mission-critical outcomes, operational advancement, scientific discovery and cutting-edge manufacturing, turning abstract ideas into realities that transform the world for good. Leveraging a talent force of nearly 55,000, Jacobs provides a full spectrum of professional services including consulting, technical, scientific and project delivery for the government and private sector.
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
We have altered the course of Jacobs’ future and are now focused on broadening our leadership in high growth sectors. As part of our strategy, our new brand was created from an understanding of where we’ve been, what’s true to our culture and our strategy going forward. Central to it is our new tagline: Challenging today. Reinventing tomorrow. Signaling our transition from an engineering and construction company to a global technology-forward solutions company, we have a new look, and we plan to change our name to Jacobs Solutions Inc.
Revenue by Type (Q3 FY2020)1
1 Due to COVID-19 and the actions taken by governmental authorities and others related thereto, some of the information provided in this summary relating to sources of revenue could be substantially different in the fourth quarter of fiscal 2020 and subsequent periods.
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
As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the disposal group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represented a strategic shift that had a major effect on our operations and financial results. As such, the assets and liabilities of the ECR business were reflected as held-for-sale in the Consolidated Balance Sheets through December 27, 2019. As of June 26, 2020, all of the ECR business to be sold under the terms of the sale has been conveyed to Worley and as such, no amounts remain held for sale. For further discussion see Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
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

Results of Operations for the three and nine months ended June 26, 2020 and June 28, 2019
(in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Revenues	$3,260,057	$3,169,622	$10,047,286	$9,345,005
Direct cost of contracts	(2,631,031)	(2,543,488)	(8,125,554)	(7,533,511)
Gross profit	629,026	626,134	1,921,732	1,811,494
Selling, general and administrative expenses	(434,650)	(536,180)	(1,408,232)	(1,505,731)
Operating Profit	194,376	89,954	513,500	305,763
Other Income (Expense):
Interest income	1,249	3,398	3,180	7,172
Interest expense	(18,193)	(18,978)	(48,163)	(73,727)
Miscellaneous income (expense), net	126,249	19,025	(87,470)	58,211
Total other income (expense), net	109,305	3,445	(132,453)	(8,344)
Earnings from Continuing Operations Before Taxes	303,681	93,399	381,047	297,419
Income Tax (Expense) Benefit from Continuing Operations	(67,674)	1,981	(75,041)	(12,829)
Net Earnings of the Group from Continuing Operations	236,007	95,380	306,006	284,590
Net Earnings of the Group from Discontinued Operations	18,043	435,684	125,511	438,837
Net Earnings of the Group	254,050	531,064	431,517	723,427
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(9,121)	(6,015)	(21,662)	(15,578)
Net Earnings Attributable to Jacobs from Continuing Operations	226,886	89,365	284,344	269,012
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(607)	—	(2,195)
Net Earnings Attributable to Jacobs from Discontinued Operations	18,043	435,077	125,511	436,642
Net Earnings Attributable to Jacobs	$244,929	$524,442	$409,855	$705,654
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.74	$0.65	$2.15	$1.93
Basic Net Earnings from Discontinued Operations Per Share	$0.14	$3.18	$0.95	$3.14
Basic Earnings Per Share	$1.88	$3.83	$3.11	$5.07

Diluted Net Earnings from Continuing Operations Per Share	$1.73	$0.65	$2.13	$1.92
Diluted Net Earnings from Discontinued Operations Per Share	$0.14	$3.15	$0.94	$3.11
Diluted Earnings Per Share	$1.87	$3.80	$3.08	$5.02

Overview – Three and Nine Months Ended June 26, 2020
COVID-19 Pandemic. There are many risks and uncertainties regarding the COVID-19 pandemic, including the anticipated duration of the pandemic and the extent of local and worldwide social, political, and economic disruption it may cause. The Company’s operations for the third fiscal quarter of 2020 were adversely impacted by COVID-19. While certain business units of both Critical Mission Solutions and People & Places Solutions have experienced, and may continue to experience, an increase in demand for certain of their services regarding new projects that may arise in response to the COVID-19 pandemic, it is still expected that COVID-19 is likely to continue to have an adverse impact on each of Critical Missions Solutions and People & Places Solutions in the fourth fiscal quarter of 2020, although to a lesser degree than what was seen in the third fiscal quarter of 2020. These may continue into fiscal 2021.
For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on the Company’s business, financial condition and results of operations, see “Part II - Item 1A - Risk Factors”.
Net earnings attributable to the Company from continuing operations for the third fiscal quarter ended June 26, 2020 were $226.9 million (or $1.73 per diluted share), an increase of $137.5 million, or 153.9%, from earnings of $89.4 million (or $0.65 per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the three months ended June 26, 2020 were $93.3 million in after-tax unrealized appreciation gains recorded in miscellaneous income (expense), net, associated with our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale and after-tax Restructuring and other charges and transaction costs of $14.1 million associated in part with the Company's acquisition of John Wood Groups' Nuclear consulting, remediation and program management business.
Net earnings attributable to the Company from discontinued operations for the third fiscal quarter ended June 26, 2020 were $18.0 million (or $0.14 per diluted share), a decrease of $417.0 million, or 95.9%, from earnings of $435.1 million (or $3.15 per diluted share) for the corresponding period last year. The change year-over-year was primarily driven by the gain on the ECR sale recognized in the 2019 period and the absence in the current period of normal operating results of the ECR business as reported also in the prior period.
For the nine months ended June 26, 2020, net earnings attributable to the Company from continuing operations were $284.3 million (or $2.13 per diluted share), an increase of $15.3 million, or 5.7%, from $269.0 million (or $1.92 per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the nine months ended June 26, 2020 were $90.4 million in after-tax fair value losses recorded in miscellaneous income (expense), net, associated with our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, $87.2 million in after-tax Restructuring and other charges and transaction costs associated in part with the Company's acquisition of John Wood Groups' Nuclear consulting, remediation and program management business.
For the nine months ended June 26, 2020, net earnings attributable to the Company from discontinued operations were $125.5 million (or $0.94 per diluted share), a decrease of $311.1 million, or 71.3%, from $436.6 million (or $3.11 per diluted share) for the corresponding period last year. Included in net earnings attributable to the Company from discontinued operations for the current year to date period was the settlement of the Nui Phao ("NPMC") legal matter described in Note 19- Commitments and Contingencies and Derivative Financial Instruments that was reimbursed by insurance, the recognition of the deferred gain for the delayed conveyance of the international entities and for the delivery of the ECR IT assets, as discussed in Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business and adjustments for working capital and certain other items in connection with the ECR sale. Additionally, the year-over-year change was also driven by the gain on sale recognized in the 2019 period and the absence of normal operating results of the ECR business as reported also in the prior period.
On March 6, 2020, Jacobs completed the acquisition of John Wood Group's Nuclear consulting, remediation and program management business. For further discussion, see Note 5- Business Combinations.

Consolidated Results of Operations
Revenues for the third fiscal quarter of 2020 were $3.26 billion, an increase of $90.4 million, or 2.9% from $3.17 billion for the corresponding period last year. For the nine months ended June 26, 2020, revenues were $10.05 billion, an increase of $702.3 million or 7.5% from $9.35 billion for the corresponding period last year. The increase in revenues for the three month period year over year was due in part to fiscal 2020 incremental revenues from the June 2019 KeyW and the March 2020 John Wood Group Nuclear business acquisitions, in addition to overall growth in our Critical Mission Solutions (CMS) and People & Places Solutions (P&PS) businesses, largely offset by impacts from the COVID 19 pandemic. Pass-through costs included in revenues for the three and nine months ended June 26, 2020 amounted to $578.7 million and $1.92 billion, respectively, an increase of $44.8 million and $81.3 million, or 8.4% and 4.4%, from $533.9 million and $1.84 billion from the corresponding periods last year.
Gross profit for the third quarter of 2020 was $629.0 million, an increase of $2.9 million, or 0.5% from $626.1 million from the corresponding period last year. Our gross profit margins were 19.3% and 19.8% for the three month periods ended June 26, 2020 and June 28, 2019, respectively, with these trend differences being mainly attributable to project mix impacts in our legacy portfolio year over year, as well as year over year impacts from lower overhead reimbursement rates resulting from our ongoing cost reduction programs partially offset by COVID-19 cost mitigation efforts. Gross profit for the nine months ended June 26, 2020 was $1.92 billion, an increase of $110.2 million, or 6.1% from $1.81 billion from the corresponding period to date last year. Our gross profit margins were 19.1% and 19.4% for the nine month periods ended June 26, 2020 and June 28, 2019, respectively. The increase in our gross profit was attributable to overall growth in both our P&PS and CMS businesses along with favorable impacts from the KeyW and John Wood Group Nuclear business acquisitions. The slight differences in year over year gross margin trends for the three and nine month periods were attributable mainly to legacy portfolio mix and lower overhead rate impacts mentioned above, with partial offsets from favorable margin trends from our recent KeyW and Wood Group acquisitions.

See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.

SG&A expenses for the three months ended June 26, 2020 were $434.7 million, a decrease of $101.5 million, or 18.9%, from $536.2 million for the corresponding period last year. SG&A expenses for the nine months ended June 26, 2020 were $1.41 billion, a decrease of $97.5 million, or 6.5%, from $1.51 billion for the corresponding period last year. The decrease in SG&A expenses as compared to the corresponding periods last year was due primarily to less expense relating to the Transition Services Agreement (the "TSA") with Worley which terminated in April 2020 and reductions in personnel related and other overhead costs resulting from our ongoing cost reduction programs as well as COVID-19 cost mitigation efforts, partially offset by incremental SG&A expenses from the KeyW and John Wood Group Nuclear business acquisitions. Favorable impacts on SG&A expenses from foreign exchange were $5.7 million and $12.4 million, respectively for the three and nine months ended June 26, 2020, although impacts from foreign exchange were immaterial to the Company's operating profit as a whole.
Net interest expense for the three and nine months ended June 26, 2020 was $16.9 million and $45.0 million, respectively, a decrease of $1.4 million and $21.6 million from $15.6 million and $66.6 million for the corresponding periods last year. The decrease in net interest expense for the nine month period year over year is due to the paydown of debt subsequent to the ECR sale in the prior year third quarter.
Miscellaneous income (expense), net for the three months ended June 26, 2020 was $126.2 million, an increase of $107.2 million, from $19.0 million for the corresponding period last year. The increase from the prior year was due primarily to $123.1 million in pre-tax unrealized gains associated with changes in the fair value of our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale. Miscellaneous income (expense), net for the nine months ended June 26, 2020 was $(87.5) million, a decrease of $145.7 million, from $58.2 million for the corresponding periods last year. The decrease from prior year was due primarily to $118.8 million in pre-tax unrealized losses associated with changes in the fair value of our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale. Also included in miscellaneous (expense) income during the three and nine months ended June 26, 2020 is $1.0 million and $15.2 million, respectively, in TSA related income associated with the ECR sale as discussed in Note 7- Sale of Energy, Chemicals and Resources ("ECR") Business.

The Company’s effective tax rates from continuing operations for the three months ended June 26, 2020 and June 28, 2019 were 22.3% and (2.1)%, respectively. The Company’s effective tax rates from continuing operations for the nine months ended June 26, 2020 and June 28, 2019 were 19.7% and 4.3%, respectively. The comparatively higher quarterly tax rate was primarily due to a $21.7 million tax benefit in the three months ended June 28, 2019, which related to the release of a valuation allowance on previously fully valued foreign tax credits. For the three months ended June 26, 2020, the effective tax rate was impacted by a $4.1 million benefit for the release of uncertain tax positions due to the statute of limitations expiring and a $12.6 million benefit for the release of a valuation allowance in the UK, with offsetting unfavorable impacts from other discrete items. The Company’s effective tax rate from continuing operations for the nine months ended June 26, 2020 was higher primarily due to $62.6 million in discrete benefits in the nine months ended June 28, 2019, predominantly comprised of $37.4 million for a remeasurement of the Company's deferred tax liability for unremitted earnings to account for the change in expected manner of recovery and an additional benefit of $21.7 million as a result of a valuation allowance release on foreign tax credits that were previously fully reserved. Comparatively, in the nine months ended June 26, 2020, the Company had a $12.6 million benefit for the release of a valuation allowance in the UK, a $6.9 million of benefit from the application of the Internal Revenue Code section 179D, a $3.7 million favorable settlement with the Indian Revenue Services, an amended tax return generating $5.8 million of foreign tax credits and research and development, and a $4.1 million benefit for an India tax rate change, with offsetting unfavorable impacts from other discrete items.
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

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Revenues from External Customers:
Critical Mission Solutions	$1,211,143	$1,156,488	$3,636,978	$3,251,024
People & Places Solutions	2,048,914	2,013,134	6,410,308	6,093,981
Total	$3,260,057	$3,169,622	$10,047,286	$9,345,005

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Segment Operating Profit:
Critical Mission Solutions	$89,608	$76,306	$264,323	$222,289
People & Places Solutions	190,453	183,318	557,864	515,465
Total Segment Operating Profit	280,061	259,624	822,187	737,754
Other Corporate Expenses (1)	(65,213)	(64,525)	(193,148)	(185,674)
Restructuring, Transaction and Other Charges	(20,472)	(105,145)	(115,539)	(246,317)
Total U.S. GAAP Operating Profit	194,376	89,954	513,500	305,763
Total Other Income (Expense), net (2)	109,305	3,445	(132,453)	(8,344)
Earnings Before Taxes from Continuing Operations	$303,681	$93,399	$381,047	$297,419
(1)Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amount of $2.0 million and $14.8 million for the three and nine month periods ended June 28, 2019, respectively. Other corporate expenses also include intangibles amortization of $23.1 million and $18.4 million for the three-month periods ended June 26, 2020 and June 28, 2019, respectively, and $67.1 million and $55.7 million for the nine months ended June 26, 2020 and June 28, 2019, respectively.
(2)For the three and nine month periods ended June 26, 2020, includes revenues under the Company's TSA with Worley of $1.0 million and $15.2 million, respectively, $122.9 million and $(119.0) million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, respectively, the amortization of deferred financing fees related to the acquisition of CH2M HILL Companies Ltd. ("CH2M") in December 2017 (the "CH2M acquisition") of $— million and $0.7 million, respectively, and the loss on settlement of the U.S. pension plan of $— million and $2.7 million respectively. For the three and nine month periods ended June 28, 2019, includes the amortization of deferred financing fees related to the CH2M acquisition of $0.5 million and $1.5 million, respectively, and the gain on settlement of the CH2M portion of the U.S. pension plan of $0.0 million and $34.6 million, respectively. Also includes revenues under the Company's TSA with Worley of $14.1 million for the three and nine month periods ended June 28, 2019, for which the related costs are included in SG&A.

Critical Mission Solutions

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Revenue	$1,211,143	$1,156,488	$3,636,978	$3,251,024
Operating Profit	$89,608	$76,306	$264,323	$222,289

Critical Mission Solutions (CMS) segment revenues for the three and nine months ended June 26, 2020 were $1.21 billion and $3.64 billion, respectively, an increase of $54.7 million and $386.0 million, or 4.7% and 11.9% from $1.16 billion and $3.25 billion for the corresponding periods last year. Our increase in revenue was primarily attributable to incremental revenue from the KeyW and John Wood Group Nuclear business acquisitions, combined with areas of year over year revenue volume growth across our legacy portfolio, highlighted by increased spending by customers in the U.S. government business sector. These favorable performance trends more than offset unfavorable COVID-19 related revenue impacts mainly due to challenges from physical distancing requirements, client scheduling changes and other related factors. Impacts on revenues from unfavorable foreign currency translation were approximately $7.0 million and $13.4 million, respectively, for the three and nine month periods ended June 26, 2020 compared to the corresponding prior year periods.

Operating profit for the segment was $89.6 million and $264.3 million, respectively, for the three and nine months ended June 26, 2020, an increase of $13.3 million and $42.0 million, or 17.4% and 18.9%, from $76.3 million and $222.3 million for the corresponding periods last year. The increases from the prior year were primarily attributable to incremental operating profit from the KeyW and John Wood Group Nuclear business acquisitions, the continued growth in profits from our U.S. governmental business sector and the favorable close out of a large program management contract in the first fiscal quarter of 2020. Impacts on operating profit from unfavorable foreign currency translation were approximately $1.0 million and $1.9 million respectively, for the three and nine months periods ended June 26, 2020, compared to the corresponding prior year periods. Unfavorable revenue impacts from COVID-19 mentioned above were largely offset by the Company’s mitigating actions in discretionary operating spend and benefits costs, government assistance programs and other areas of improved operating performance.
People & Places Solutions

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Revenue	$2,048,914	$2,013,134	$6,410,308	$6,093,981
Operating Profit	$190,453	$183,318	$557,864	$515,465

Revenues for the People & Places Solutions (P&PS) segment for the three and nine months ended June 26, 2020 were $2.05 billion and $6.41 billion, respectively, an increase of $35.8 million and $316.3 million, or 1.8%, and 5.2% from $2.01 billion and $6.09 billion for the corresponding periods last year. The increases in revenue were due in part to portfolio growth across our businesses, highlighted by strong investment in advanced facilities, water and transport infrastructure and project management/construction management ("PMCM") sectors. These favorable performance trends more than offset unfavorable COVID-19 related revenue impacts mainly due to challenges from physical distancing requirements, client scheduling changes and other related factors. Impacts on revenues from unfavorable foreign currency translation were approximately $20.3 million and $49.6 million, respectively, for the three and nine month periods ended June 26, 2020 compared to the corresponding prior year periods.

Operating profit for the segment for the three and nine months ended June 26, 2020 were $190.5 million and $557.9 million, respectively, an increase of $7.1 million and $42.4 million, or 3.9%, and 8.2% from $183.3 million and $515.5 million for the corresponding periods last year. The year over year increase in operating profit was due primarily to positive impacts from the higher year over year revenues for the segment and reductions in costs related to COVID-19 impacts and mitigation efforts. Impacts on operating profit from unfavorable foreign currency translation were approximately $4.5 million and $8.9 million for the three and nine month periods ended June 26, 2020, compared to the corresponding prior year periods. Unfavorable revenue impacts from COVID-19 mentioned above were largely offset by the Company’s mitigating actions in discretionary operating spend and benefits costs, government assistance programs and other areas of improved operating performance.
Other Corporate Expenses
Other corporate expenses for the three and nine months ended June 26, 2020 were $65.2 million and $193.1 million, an increase of $0.7 million and $7.4 million from $64.5 million and $185.7 million for the corresponding periods last year. This increase was due primarily to higher intangible amortization expense from the KeyW and John Wood Group nuclear business acquisitions, as well as impacts from company benefit program enhancements. These increases were partly offset by employee related and other cost reductions across the Company's corporate functions.
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
For the three and nine months ended June 26, 2020, net earnings attributable to Jacobs from discontinued operations after income taxes were $18.0 million and $125.5 million, respectively, and for the three and nine months ended June 28, 2019, net earnings attributable to discontinued operations after income taxes were $435.1 million and $436.6 million, respectively. While the ECR business sale closed in April 2019, the Company recognized additional pretax income from discontinued operations of $32.1 million and $161.9 million in the three and nine months ended June 26, 2020. Selling, general and administrative expenses includes an offsetting insurance recovery of $50.0 million for the nine months ended June 26, 2020 recorded in connection with the Nui Phao ("NPMC") legal matter described in Note 19- Commitments and Contingencies. Additionally, the nine month period ended June 28, 2019 includes a charge for the award and recovery of costs, estimated related interest and attorneys' fees related to the NPMC legal matter. For the nine months ended June 26, 2020, the gain on sale of $113.4 million relates mainly to the recognition of the deferred gain for the delayed transfer of the ECR-related assets and liabilities of the two international entities discussed above, adjustments for working capital and certain other items in connection with the sale and additional income for the release of a deferred gain upon achievement of the IT Migration Date described above in connection with the delivery to Worley of certain IT application and hardware assets related to the ECR business.
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

The following table summarizes our backlog at June 26, 2020 and June 28, 2019 (in millions):

	June 26, 2020	June 28, 2019
Critical Mission Solutions	$9,066	$8,456
People & Places Solutions	14,608	14,011
Total	$23,674	$22,467
The increase in backlog in Critical Mission Solutions (CMS) from June 28, 2019 was primarily the result of the acquisition of John Wood Group's Nuclear consulting, remediation and program management business.
The increase in backlog in People & Places Solutions (P&PS) from June 28, 2019 was primarily the result of new awards in the U.K. and U.S. markets.
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
Liquidity and Capital Resources
At June 26, 2020, our principal sources of liquidity consisted of $1.02 billion in cash and cash equivalents and $1.63 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility").
The amount of cash and cash equivalents at June 26, 2020 represented an increase of $393.7 million from $631.1 million at September 27, 2019, the changes of which are described below.
Our cash flow provided by operations of $374.5 million during the nine month period ended June 26, 2020 was favorable by $594.8 million in comparison to the cash flow used for operations of $220.3 million for the corresponding prior year period. This improvement was due primarily to favorable net earnings adjusted for noncash items compared to the previous period driven by improved operating profit performance. Partly offsetting this favorable impact were higher uses of cash in other working capital, due mainly to higher accounts receivable partially impacted by collection timing impacts from COVID-19 as well as higher cash used in accounts payable, offset by favorable cash flow impacts in accrued liabilities including the deferral of certain payments associated mainly with COVID-19 government assistance programs in the U.S. and Europe.
Our cash used for investing activities for the nine months ended June 26, 2020 was $392.7 million, compared to cash provided by investing activities of $2.18 billion in the prior year, the change due primarily to the impact of the ECR sale in the third quarter of the prior fiscal year compared to the acquisition of John Wood Group's Nuclear business in the second quarter of fiscal year 2020.
Our cash provided by financing activities of $372.5 million for the nine months ended June 26, 2020 resulted mainly from net proceeds from borrowings of $756.5 million, partly offset by cash used for share repurchases of $285.8 million, $97.5 million in dividends to shareholders and noncontrolling interest and approximately $1.1 million in stock-based compensation and benefit plan related activity. Cash used for financing activities in the prior period was $1.79 billion, due primarily to net debt repayments of $1.20 billion, share repurchases of $524.6 million $82.3 million in dividends to shareholders and noncontrolling interest and approximately $20.0 million in stock-based compensation and benefit plan related activity.
At June 26, 2020, the Company had approximately $244.3 million in cash and cash equivalents held in the U.S. and $780.5 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 15- Income Taxes of Notes to Consolidated Financial Statements included in our 2020 Form 10-K), there are no material impediments to repatriating these funds to the U.S.

In March 2020, the Company entered into a new unsecured term loan facility (the “2020 Term Loan Facility”) with a syndicate of financial institutions as lenders. The principal balance of the 2020 Term Loan Facility was $1.04 billion as of June 26, 2020. The terms and other important details are summarized in Note 12- Borrowings. The 2020 Term Loan Facility was entered into as part of our strategy to increase the portion of our long-term debt that is represented by term loan facilities. In the second quarter of fiscal 2020, the Company used proceeds of the 2020 Term Loan Facility to repay $200.0 million in short-term debt and retained the remaining cash proceeds as a precautionary measure due to uncertainties resulting from the COVID-19 pandemic that was emerging at the time. In the third quarter of fiscal 2020, after gaining additional insight into the impact of the pandemic on the Company’s business and improved cash flow, the Company used the remaining cash proceeds and excess cash to repay $954.9 million of outstanding amounts under the Revolving Credit Facility.

The Company had $259.5 million in letters of credit outstanding at June 26, 2020. Of this amount, $2.3 million was issued under the Revolving Credit Facility and $257.3 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of John Wood Group's Nuclear consulting, remediation and program management business for an enterprise value of £246 million, or approximately $317.9 million, less cash acquired of $24.3 million. The Company has recorded its preliminary purchase accounting processes associated with the acquisitions, which are summarized in Note 5- Business Combinations.
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S. based innovative national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.6 million which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of $298.4 million. The Company repaid all of KeyW's outstanding debt by the end of the fourth fiscal quarter of 2019. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 5- Business Combinations.
On April 26, 2019, Jacobs completed the sale of its ECR business to Worley for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations. We further believe that our financial resources, discretionary spend controls as well as near term benefits from government assistance programs, will allow us to continue managing the negative impacts of the COVID-19 pandemic on our business operations for the foreseeable future, which is expected to include reduced revenue from operating activities, based on current assumptions and expectations regarding the pandemic. We have taken actions to reduce spending more broadly across the Company, only proceeding with operating and capital spending that is critical. We have also ceased all non-essential hiring and reduced discretionary expenses, including certain employee benefits and compensation. In addition, as a precautionary measure, we temporarily suspended purchases under the share repurchase plan in March 2020. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates beyond or lasts longer than current assumptions and expectations.
We were in compliance with all of our debt covenants at June 26, 2020.
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

Our Revolving Credit Facility, 2020 Term Loan Facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 26, 2020, we had an aggregate of $1.66 billion in outstanding borrowings under our Revolving Credit Facility and 2020 Term Loan Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the 2020 Term Loan Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Revolving Credit Facility and the 2020 Term Loan Facility bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. Additionally, if our consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. However, as discussed in Note 19- Commitments and Contingencies and Derivative Financial Instruments, we have entered into swap agreements with an aggregate notional value of $899.6 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $757.3 million in principal amount subject to variable interest rate risk.
For the nine months ended June 26, 2020, our weighted average borrowings that are subject to floating rate exposure were approximately $1.39 billion. If floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 26, 2020 would have increased by approximately $10.4 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $388.4 million in notional value of exchange rate sensitive instruments at June 26, 2020. See Note 19- Commitments and Contingencies and Derivative Financial Instruments for discussion.
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
The Company’s management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of June 26, 2020, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended June 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item 1 is included in the Note 19- Commitments and Contingencies and Derivative Financial Instruments included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Please refer to Item 1A- Risk Factors in our 2019 Form 10-K and our Quarterly Report on Form 10-Q for the second quarter of fiscal 2020, which are incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors, except for the information disclosed elsewhere in this Quarterly Report on Form 10-Q that provides factual updates to those risk factors and the updates to the additional risk factors set forth below. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.
The COVID-19 pandemic, including the measures that international, federal, state and local public health and other governmental authorities implement to address it, have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic and recommended certain containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and the vast majority of states and many municipalities declared public health emergencies or taken similar actions. Since then, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak of COVID-19 in regions across the United States and around the world. These actions include quarantines and “stay-at-home” or “shelter-in-place” orders, social distancing measures, travel restrictions, school closures and similar mandates for many individuals in order to substantially restrict daily activities and orders for many businesses to curtail or cease normal operations unless their work is critical, essential or life-sustaining. Although certain jurisdictions have taken steps to lift or ease such restrictions to various degrees, some jurisdictions have subsequently reversed such lifting or easing in response to increased cases of COVID-19.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, certain elements of our business, including, but not limited to, the following:
•We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial conditions or financial distress, as well as governmental budget constraints. These impacts are expected to continue or worsen if “stay-at-home”, “shelter-in-place”, social distancing, travel restrictions and other similar orders, measures or restrictions remain in place for an extended period of time or are re-imposed after being lifted or eased. Although we have experienced, and may continue to experience, an increase in demand for certain of our services as a result of new projects that have arisen in response to the COVID-19 pandemic, there can be no assurance that any such increased demand would be sufficient to offset lost or delayed demand.
•Government-sponsored stimulus or assistance programs enacted to-date in the United States and in the foreign countries in which we operate in response to the COVID-19 pandemic have only been available to us or our customers or suppliers on a limited basis and are insufficient to address the full impact of the COVID-19 pandemic. For example, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) contains provisions that authorize Federal Agencies to pay contractors to retain key workers where regular work schedules are not possible due to quarantines or other social isolation measures. We have pursued payment for these alternative work arrangements with applicable Federal Agencies or contracting officials and will continue to assess the availability of such subsidies on a contract-by-contract basis. Certain foreign governments are also permitting contracting authorities to revise the terms of government contracts and/or providing various forms of subsidies to compensate companies who maintain their workforce rather than impose layoffs or furloughs. Certain other governments have provided partial expense reimbursement for furloughed employees and also provided for the deferral of payroll taxes. Although we expect to recover a significant portion of COVID-19 related labor costs, we do not expect to recover the full amount of either our labor cost or associated fee. Additionally, these and other government-sponsored assistance and stimulus programs are subject to renewal, modification or termination by the applicable governing bodies. If any government-sponsored program from which we receive benefits is modified or terminated, our benefits thereunder could decline or cease altogether, which could have a material adverse effect on our business, financial position, results of operations, and/or cash flows.
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
•Many employers, including us, and governments continue to require all or a significant portion of employees to work from home or not go into their offices. While many of our employees can effectively perform their responsibilities while working remotely, some work is not well-suited for remote work, and that work may not be completed as efficiently as if it were performed on site. Additionally, we may be exposed to unexpected cybersecurity risks and additional information technology-related expenses as a result of these remote working requirements.
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
•The COVID-19 pandemic has increased volatility and pricing in the capital markets, and that increased volatility is likely to continue. While we entered into a new $1 billion term loan facility in the second quarter of fiscal 2020, we might not be able to access further sources of liquidity on acceptable pricing or borrowing terms if at all. Our credit facilities contain customary covenants restricting, among other things, our ability to incur certain liens and indebtedness. We are also subject to certain financial covenants, including maintenance of a maximum consolidated leverage ratio. A breach of any covenant or our inability to comply with the required financial ratios, whether as a result of the impact of the COVID-19 pandemic on our business or otherwise, could result in a default under one or more of our credit facilities and limit our ability to do further borrowing. Any inability to obtain additional liquidity as and when needed, or to maintain compliance with the instruments governing our indebtedness, could have a material adverse effect on our business, financial condition and results of operations.
•We operate in many countries around the world, and certain of those countries’ governments may be unable to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein.
The continued global spread of the COVID-19 pandemic and the responses thereto are complex and rapidly evolving, and the extent to which the pandemic impacts our business, financial condition and results of operations, including the duration and magnitude of such impacts, will depend on numerous evolving factors that we may not be able to accurately predict or assess. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in our 2019 Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that we have not considered or have not become apparent. As a result, we cannot assure you that if COVID-19 continues to spread, it would not have a further adverse impact on our business, financial condition and results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the third fiscal quarter of 2020.
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
As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020, with such suspension remaining in effect through the fiscal third quarter of 2020. On January 16, 2020, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). There have been no repurchases under the 2020 Repurchase Authorization as of June 26, 2020.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosure.
None.
Item 5.  Other Information.
None.

Item 6. Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2020, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
President
and Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2020