Form 10-K
period 2020-10-02
JACOBS ENGINEERING GROUP INC /DE/
filed 2020-11-24
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☒

Indicate by check-mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
There were 129,623,428 shares of common stock outstanding as of November 12, 2020. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $9.6 billion as of March 27, 2020, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be issued in connection with its 2021 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

JACOBS ENGINEERING GROUP INC.
Fiscal 2020 Annual Report on Form 10-K

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

Item 1.     BUSINESS
At Jacobs, we’re challenging today to reinvent tomorrow by solving the world’s most critical problems for thriving cities, resilient environments, mission-critical outcomes, operational advancement, scientific discovery and cutting-edge manufacturing, turning abstract ideas into realities that transform the world for good. Leveraging a talent force of more than 55,000, Jacobs provides a full spectrum of professional services including consulting, technical, scientific and project delivery for the government and private sector.
Our deep global domain knowledge - applied together with the latest advances in technology - are why customers large and small choose to partner with Jacobs. We operate in two lines of business: Critical Mission Solutions and People & Places Solutions.
After spending three years transforming our portfolio and setting the foundation to get us where we are today, we launched a three-year accelerated profitable growth strategy at our Investor Day in February 2019, focused on innovation and continued transformation to build upon our position as the leading solutions provider for our clients. This transformation included the $3.2 billion acquisition of CH2M Hill Companies, Ltd ("CH2M") and the $3.4 billion divestiture of the Company's energy, chemicals and resources business. The alignment of revenue synergies was key to the successful integration of CH2M and created a model for successful follow-on integrations like The KeyW Holding Corporation and John Wood Group’s nuclear business. These acquisitions further position us as a leader in high-value government services and technology-enabled solutions, enhancing our portfolio by adding intellectual property-driven technology with unique proprietary C5ISR (command, control, communications, computer, combat systems, intelligence, surveillance and reconnaissance) rapid solutions, and amplifying Jacobs’ position as a Tier-1 global nuclear services provider.
We have turned the course of Jacobs’ future and are now focused on broadening our leadership in sustainable, high growth sectors. As part of our strategy, our new brand was created from an understanding of where we’ve been, what’s true to our culture and our strategy going forward. We articulate our bold creativity in our brand promise: Challenging today. Reinventing tomorrow. Signaling our transition from an engineering and construction company to a global technology-forward solutions company, we began trading as “J” on the New York Stock Exchange in December 2019. Our Transformation Office is charged with driving further innovation, delivering value-creating solutions for our clients and leveraging an integrated digital and technology strategy to improve our efficiency and effectiveness, ultimately freeing up valuable time and resources for reinvestment in our people.
Revenue by Type (Fiscal Year 2020)

Technology and Consulting includes cybersecurity, data analytics, systems and software application integration services and consulting, enterprise and mission IT services, engineering and design, nuclear services, enterprise level operations and maintenance and other highly technical consulting solutions within Critical Mission Solutions (CMS) and data analytics, artificial intelligence and automation, software development as well as digitally-driven consulting, planning and architecture, program management and other highly technical consulting solutions within People & Places Solutions (P&PS).
Project Delivery Services includes management and execution of wind-tunnel design-build projects in CMS and progressive design-build for water and construction management for our Advanced Facilities business in P&PS. We believe these services are lower risk than typical lump-sum type construction contracting.
Pass-through Revenue includes P&PS procurement activities and revenue where we are acting as principal for subcontract labor or third-party materials and equipment and are consequently reflected in both revenues and costs.

Challenging today. Reinventing tomorrow
Our values continue to guide our behaviors, relationships and outcomes - allowing us to act as one company and unify us worldwide when interacting with our clients, employees, communities and shareholders.
•We do things right. We always act with integrity - taking responsibility for our work, caring for our people and staying focused on safety and sustainability. We make investments in our clients, people and communities, so we can grow together.
•We challenge the accepted. We know that to create a better future, we must ask the difficult questions. We always stay curious and are not afraid to try new things.
•We aim higher. We do not settle - always looking beyond to raise the bar and deliver with excellence. We are committed to our clients by bringing innovative solutions that lead to profitable growth and shared success.
•We live inclusion. We put people at the heart of our business. We have an unparalleled focus on inclusion, with a diverse team of visionaries, thinkers and doers. We embrace all perspectives, collaborating to make a positive impact.
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
From the way we operate our business, to the work we perform with clients and other organizations, we continue to look at ways we can make a positive environmental, societal and economic difference for our people, businesses, governments and communities around the world.
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

Leadership on climate change and social value
In April 2020, we published our first company Climate Action Plan committing to 100% renewable energy for our operations in 20201, net zero carbon for our operations and business travel in 2020, and being carbon negative for our operations and business travel by 2030. We will achieve net zero carbon in line with global standard PAS 2060:2014.
Our ESG Disclosures Report provides supplementary information regarding our Environmental, Social and Governance (ESG) performance, organized according to the Sustainability Accounting Standards Board (SASB) framework.

1 Jacobs has achieved its 2020 Climate Action Plan commitments: carbon neutral status and 100% renewable electricity.

Our partnership with Simetrica (a U.K.-based organization that specializes in social value measurement and wellbeing analysis) enables us to help clients understand how they can transform local, city and regional decision-making – identifying innovative, inclusive and ethical investments that will drive social change, spread prosperity and meet the growing challenges facing communities. In collaboration with Simetrica-Jacobs, we released a thought leadership paper titled Before & Beyond the Build: A blueprint for creating social value through infrastructure investments. The paper explores how infrastructure investments can contribute to addressing critical societal issues and how infrastructure could be planned, delivered/built and operated to generate enduring social value at scale and help overcome entrenched social issues in our communities.
Developing our talent … a world where you can
We put the spotlight on ensuring that Jacobs is an employer of choice in every way: we aspire to be a merit-based organization that is inclusive and diverse; we take on the responsibility to continually recruit and develop the best talent.
We are building an inclusive and diverse culture to provide a solid foundation for selecting, developing and retaining the best and brightest minds at Jacobs. Our eight Jacobs Employee Networks (JENs) play a critical role in attracting new talent into our business, helping to shape our recruiting strategies and policies, our science, technology, engineering, arts and math (STEAM) programs, and our accessibility practices, including our Disability Employment Action Plan. Our global STEAM Ambassador network helps us build partnerships with schools and other educational organizations and form lasting relationships that inspire the next generation and sustain our business.
Our global career program "e3: engage. excel. elevate." is our unique approach to ensuring every employee can engage with our global network, excel in their role and elevate their career. Our Total Rewards Compensation Program, includes our unique Global Career Structure framework, combining career planning and development resources and tools within a consistent career structure.
Conducting our business with integrity
Jacobs' ethics and Code of Conduct are rooted in our values and provide the standards and support to help us successfully navigate issues, make the right decisions and conduct our business with the integrity that reflects our heritage and ethical reputation. We hold our suppliers and business partners to the same standards.
Our culture of caring
BeyondZero® is our approach to the health, safety and security of our people, the protection of the environment and the resilience of Jacobs. Our BeyondZero® culture of caring goes beyond taking health and safety statistics to zero, so that genuine care and respect for all people are fundamental to our culture and reaches beyond our workplace. We work together to create a workplace that values the safety, positive mental health and sense of belonging of all employees.
While our BeyondZero journey started with safety, as we continued to drive our injury rates down, we also expanded our thinking to our broader culture of caring and particularly mental health. Through our mental health matters program, we furthered our industry-leading efforts to empower our workforce, so they know they work in an environment where their mental health and well-being is the top priority and where everyone can "bring their whole self to work." We have almost 2,000 Positive Mental Health Champions trained in how to guide staff who have mental health concerns or crises to the appropriate level of help; support fellow employees; and help us encourage positive mental health throughout the workplace.
Supporting our communities
We live and play in the communities where we work - so we’re personally invested in doing what is right for people in the places and communities we’re connected with. We craft solutions that affect the way people live. Thinking beyond one-dimensional approaches to help improve social, environmental and economic resiliency. We provide infrastructure, technology and intelligence solutions to help communities build resiliency today for a better tomorrow.

From volunteering, employee matching campaigns and other fundraising, to providing wide-ranging technical and logistics support, every day, Jacobs employees around the world make a positive difference for our clients and communities. As part of our PlanBeyond™ sustainability strategy, the Collectively℠ program (our Global Giving and Volunteering program) governs and centralizes our giving strategy and budget and provides a user-friendly way for employees to donate and volunteer. The program unites our approximately 55,000 employees to support more than 2 million charities around the globe.

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
Transforming our innovation culture
For us, innovation means creating and delivering value — whether it’s new or different ideas, ways of working, services or solutions. In the past year, we continued pushing our innovative mindset. We established our Innovation as a Service series of workshops and embraced an innovation portfolio management platform to enable collaboration across internal and external teams, facilitating knowledge sharing and leading commercial practices. We launched two Jacobs podcasts series, If/When and Inflection Points, and virtual engagement platforms like our Trends & Directions videocasts and In the kNOW webinar series.

Beyond If is our award-winning global innovation program instilling and sustaining our innovation culture. It represents our creativity and agility to challenge the accepted, with the domain expertise to push beyond our boundaries and deliver for today and into tomorrow. We act to turn ideas into reality and create outcomes that deliver value for our clients and society at large.

We aim higher
We do not settle - always looking beyond to raise the bar and deliver with excellence. We are committed to our clients by bringing innovative solutions that lead to profitable growth and shared success. We take on some of the world’s biggest challenges, bringing a different way of thinking to everything we do, challenging the status quo and questioning what others might accept.

We craft solutions that affect the way people live. From first-of-its-kind environmental cleanup efforts to digital twin technologies, from helping communities adapt and thrive to retrofitting vaccine facilities to protect public health, we solve for better, never losing sight of our responsibility to each other. We work with NASA scientists to leverage remotely-sensed data and images shot from 240 miles overhead on the International Space Station to provide critical disaster response aid, and help communities recover. And, we’re on the ground assisting with critical Federal Emergency Management Agency (FEMA) disaster-related operations throughout the U.S. and its territories.
The table below highlights examples of our key focus areas where we combine our deep domain knowledge with the latest advances in technology to deliver solutions to solve our customer's most complex challenges.
BeyondExcellence℠ is our global program focused on quality, performance excellence and recognizing those who set the new standard through our awards program.

We live inclusion
We put people at the heart of our business. We have an unparalleled focus on inclusion, with a diverse team of visionaries, thinkers and doers. We embrace all perspectives, collaborating to make a positive impact.
The aperture of inclusion is broader than lifestyle and culture. Joining, belonging and thriving - these are Jacobs’ key elements in retaining talent and developing a culture where people want to stay - a place where you can bring your whole self to work. Fiscal 2020 brought a lot of change for our people - a talent force of approximately 55,000 - and we doubled down on making sure talent, inclusion and diversity remained at the top of our priorities by focusing on the employee experience.
Our eight Jacobs Employee Networks (JENs) have nearly 23,000 members among them and work to promote inclusion and equality, not only within Jacobs but with our clients, potential recruits and with the communities that we serve. The JENs are entirely employee-led and organized, partnering with leadership to drive strategy and policy.
In 2020, we launched our global Action Plan for Advancing Justice and Equality. Driven by members of our Black employee network, Harambee, in partnership with our Executive Leadership Team and Jacobs’ Board of Directors, the plan sets out actionable initiatives and measurable objectives to address embedded and systemic racial inequalities both within Jacobs and in communities across the world.
We tied inclusive behavior to our leaders’ performance review and compensation programs and delivered conscious inclusion training to nearly all (98%) of our people.

TogetherBeyond℠ is our approach to living inclusion every day and enabling diversity and equality globally. It’s not just about numbers, statistics or quotas — it’s about every one of our people and the collective strength we take from their unique perspectives, ambitions and dreams.

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
The Company has deployed capital to accelerate its profitable growth strategy through the following recent acquisitions:
•On March 6, 2020, we acquired the nuclear consulting, remediation and program management business of John Wood Group ("John Wood Group" or "Wood Group"), a U.K.-based energy services company.
•On June 12, 2019, we acquired The KeyW Holding Corporation (“KeyW”), a U.S. based national security technology solutions provider to the intelligence, cyber, and counterterrorism communities
•On December 15, 2017, we acquired CH2M, a provider of consulting and other services in the water, environmental, transportation and nuclear remediation sectors.
During fiscal 2020 the Company repurchased $337.3 million of shares and paid $144.0 million in dividends to shareholders and noncontrolling interests.
For additional information regarding certain issues related to our acquisition strategy, please refer to Item 1A-  Risk Factors below.
Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic and recommended certain containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and the vast majority of states and many municipalities declared public health emergencies or took similar actions. Along with these declarations, there were extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat outbreaks of COVID-19 in regions across the United States and around the world. These actions included quarantines and “stay-at-home” or “shelter-in-place” orders, social distancing measures, travel restrictions, school closures and similar mandates for many individuals in order to substantially restrict daily activities and orders for many businesses to curtail or cease normal operations unless their work is critical, essential or life-sustaining. Although certain jurisdictions have subsequently taken steps to lift or ease such restrictions to various degrees, many jurisdictions have subsequently reversed, or indicated they are considering reversing, such lifting or easing in response to increased cases of COVID-19. In addition, governments and central banks in the United States and other countries in which we operate have enacted fiscal and monetary stimulus and assistance measures to counteract the economic impacts of COVID-19.
As it became clear that the pandemic was unparalleled in the rate of community spread, we took early, decisive action to put people first, help flatten the curve and take care of our clients and communities. In early March, we swiftly restricted travel and established return protocols for both client-related and personal travel. In 10 days, we successfully transitioned more than 85% of our employees to a remote working environment to support physical distancing. Where the essential and mission-critical nature of our work requires us to maintain staff at certain sites or locations, we worked closely with our clients and established project-specific plans designed to ensure the safety of our people and the integrity of our operation. Using technology and optimizing our networks, we continue to offer flexible work scenarios for our people, and to deliver business continuity for and continued collaboration with our clients. Our Executive Leadership Team met daily for the first three months and weekly thereafter, focusing on transparency, agile response and business resiliency; and our global and regional crisis management teams continued to maintain consistent messaging and direct local responses. Regular global Town Halls, a weekly Chair and CEO email and short, self-produced leadership videos share open, transparent information to connect and unite our global community.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with international, federal, state and local requirements to date, we continue to materially operate. In addition, demand for certain of our services, including those supporting health care relief efforts relating to COVID-19, has increased, and could continue to increase, as a result of COVID-19. Notwithstanding our continued critical operations, COVID-19 has negatively impacted our business, and may have further adverse impacts on our continued operations, including those listed and discussed in Item 1A, Risk Factors included in this Annual Report on Form 10-K. Accordingly, we have reduced spending broadly across the Company, only proceeding with operating and capital spending that is critical. We have also ceased all non-essential hiring and reduced discretionary expenses, including certain employee benefits and compensation. Looking ahead, we have developed contingency plans to reduce costs further if the situation further deteriorates or lasts longer than current expectations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be necessary or appropriate for the health and safety of employees, contractors, customers, suppliers or others or as required by international, federal, state or local authorities.
Based on current estimates, we expect the impact of COVID-19 to continue in the first half of fiscal 2021, although to a lesser degree than what was seen in fiscal 2020. Although this business disruption is expected to be temporary, significant uncertainty exists concerning the magnitude, duration and impacts of the COVID-19 pandemic, including with regard to the effects on our customers and customer demand for our services. Accordingly, actual results for future fiscal periods could differ materially versus current expectations and current results and financial condition discussed herein may not be indicative of future operating results and trends.
For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on our business, financial condition and results of operations, see Item 1A - Risk Factors.

Lines of Business
The services we provide fall into the following two lines of business (LOB): Critical Mission Solutions (CMS) and People & Places Solutions (P&PS) which are also the Company’s reportable segments. For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 19 - Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Critical Mission Solutions (CMS)
Our Critical Mission Solutions line of business provides a full spectrum of cyber, data analytics, systems and software application integration services and consulting, enterprise level operations and maintenance and mission IT, engineering and design, enterprise operations and maintenance, program management, and other highly technical consulting solutions to government agencies as well as commercial customers. Our representative clients include the U.S. Department of Defense (DoD), the Combatant Commands, the U.S. Intelligence Community, NASA, the U.S. Department of Energy (DoE), Ministry of Defence in the U.K., the U.K. Nuclear Decommissioning Authority (NDA), and the Australian Department of Defence, as well as private sector customers mainly in the aerospace, automotive, energy and telecom sectors.
Serving mission-critical end markets

Critical Mission Solutions serves broad sectors, including U.S. government services, cyber, nuclear, commercial, and international sectors.

Fiscal Year 2020
The U.S. government is the world’s largest buyer of technical services, and in fiscal 2020, approximately 79% of CMS’s revenue was earned from serving the DoD, Intelligence Community and Federal Civilian governmental entities.
Trends affecting our government clients include information warfare, cyber, IT modernization, space exploration and intelligence, defense systems and intelligent asset management, which are driving demand for our highly technical solutions.

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
Within the nuclear sector, our customers have decades-long initiatives to manage, upgrade, decommission and remediate existing energy infrastructure and nuclear weapons.
Our international customers, which accounted for 13% of fiscal 2020 revenue, have also increased demand for our IT and cybersecurity solutions and nuclear projects, and the U.K. Ministry of Defence continues to focus on accelerating its strategic innovative and technology focused initiatives.
Leveraging our base market of offering valued technical services to U.S. government customers, CMS also serves commercial and international markets. In fiscal 2020, approximately 8% of CMS’s revenue was from various U.S. commercial sectors, including the telecommunications sector, which anticipates a large cellular infrastructure build-out from 4G to 5G technology. And like our government facility-based clients, our commercial manufacturing clients are seeking ways to reduce maintenance costs and optimize their facilities with network connected facilities and equipment to optimize operational systems, which we refer to as Intelligent Asset Management.
Leveraging strong domain expertise to deliver solutions
CMS brings domain-specific capability and cross-market innovations in each of the above sectors by leveraging six core capability groups.
•Information Technology Services. Across various business units in CMS, we provide a wide range of software development and enterprise IT solutions. We develop, integrate, modify and maintain software solutions and complex systems. These services include a broad array of lifecycle services, including requirements analysis, design, integration, testing, maintenance, quality assurance and documentation management. Our software activities support all major methodologies, including Agile, DevSecOps and other hybrid methodologies. For our enterprise IT capability, we develop, implement and sustain enterprise information technology systems, with a focus on improving mission performance, increasing security and reducing cost for our customers. Solutions typically include IT service management, data center consolidation, network operations, enterprise architecture, mobile computing, cloud computing and migration, software, infrastructure and platform as a service (SaaS, IaaS and PaaS), and data collection and analytics.
•Cyber and Data Analytics. Strongly enhanced by our recent acquisition of KeyW, CMS offers a full suite of cyber services for our government and commercial clients, including defensive cyber operations and training, offensive cyber operations, cloud and data analytics, threat intelligence, intelligence analysis, incident response and forensics, software and infrastructure security engineering, computer forensics and exploitation and information technology-operational technology (IT-OT) convergence services.
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
•Technical Services. We provide a broad range of technical consulting services to our government and commercial clients, including: systems integration, specialized propulsion, avionics, electrical, materials, aerodynamics, manufacturing processes modeling and simulation, testing and evaluation, scientific research, intelligent asset management, program management and consulting. NASA is one of our major government customers in the U.S., where we provide a wide range of technology services. For our telecommunications customers, we provide permitting, site planning and engineering to enable the development of wireline and wireless communications including the development of 5G small cell sites.

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
•Nuclear Solutions. We provide support across the full nuclear life cycle, including new build, operational support, and decommissioning. Support includes project management, engineering, technical and R&D services, complemented by the full range of CMS’ other services. Customers include the U.S. DoE, the UK’s NDA, and commercial companies such as EDF Energy, the UK’s largest producer of low-carbon energy.
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
•Ginkgo: Ginkgo is the only virtual learning environment specifically created for cybersecurity training. Designed by experienced cyber instructors, Ginkgo offers a complete solution for implementing hands-on IT and cybersecurity training for both local and distance learning environments on desktops, tablets, and other mobile devices.
•ion©: ion© is our open architecture, multi-protocol Industrial Internet of Things (IIoT) software solution providing an integrated, secure, and scalable platform for data aggregation integration, analysis and visualization. Ion© is both licensed and delivered as-a-service (aas) to commercial customers around the globe to enable a host of operational solutions, ranging from worker monitoring and safety to industrial asset visibility and management to smart/connected construction. Most recently, Jacobs is using ion© to support Return to Work solutions that allow our pharmaceutical clients to return mission essential personnel to their advanced research and production facilities despite the ongoing COVID-19 pandemic.

People & Places Solutions (P&PS)
Jacobs' People & Places Solutions line of business provides end-to-end solutions for our clients’ most complex projects - whether connected mobility, integrated water management, smart cities, advanced manufacturing or environmental stewardship. In doing so, we employ predictive analytics, artificial intelligence and automation, digital twin technology, IoT smart sensors, geospatial visualization and advanced delivery processes and tools for consulting, planning, architecture, design, engineering, and implementation, as well as long-term operation of facilities and infrastructure. Solutions may be delivered as standalone engagements or through comprehensive program management that integrates disparate workstreams to yield additional benefits not attainable through project-by-project implementation. We also provide progressive design-build and construction management at-risk delivery for our P&PS clients.
Our clients include national, state and local government in the U.S., Europe, U.K., Middle East, Australia, New Zealand and Asia, as well as multinational private sector clients throughout the world.
Fiscal Year 2020
Serving broad market sectors that support people and places
Aging infrastructure; climate action; urbanization; water, food and energy security; global supply chains; pandemic preparedness and response; environmental, social, and corporate governance (ESG); and digital transformation are driving new challenges and opportunities for our clients. These drivers are highlighting the need for holistic, integrated technology solutions that draw on the domain knowledge resident in the multidisciplinary consulting and delivery expertise of our global workforce. For example, an airport is no longer simply aviation infrastructure but is now a smart city with extensive operational, cybersecurity and autonomous mobility requirements, as well as the contactless travel requirements necessary to best manage COVID-19. Master planning for a city now requires advanced analytics to plan for climate adaption and next-generation mobility as well as revenue generating fiber infrastructure. Furthermore, the future of nearly all water infrastructure will be highly technology-enabled, leveraging solutions with digital twins, predictive analytics and smart metering technology to ensure we're giving communities, industries and regions the secure water resource they need to flourish and expand.
This increase in technology requirements is a key factor in our organic growth strategy as well as our recent acquisitions and divestitures. Moreover, our business model is evolving to provision a broader spectrum of digital- and technology-enabled solutions to address our infrastructure clients' challenges with less exposure to craft construction services. Our focus on the five core sectors of Transportation, Water, Built Environment, Environmental and Advanced Facilities provides us with the ability to leverage our expansive domain expertise across all global markets, enabling truly end-to-end connected solutions for our clients' most complex major projects and programs, including the London 2012 Olympic and Paralympic Games, Expo 2020 Dubai, and the LaGuardia Airport Redevelopment.

Today, we are executing complex solutions that pull expertise from all markets, fused with digital expertise, for major developments in places like London, Dubai, Sydney, Singapore, Miami, Los Angeles and Toronto.
Leveraging our global platform to deliver integrated solutions to clients
One of our key differentiators is our global integrated delivery model, which harnesses deep domain expertise from our global Solutions and Technology organization that is leveraged with the benefits of scale when we focus the world’s best talent to deliver innovative solutions and value to our clients.
•Within transportation, we provide sustainable solutions to plan, develop, finance, design engineer, construct, operate and maintain next generation mobility across all modes, including highway, bridge, rail and transit, aviation, port and maritime infrastructure. For example, we do this by assessing the impact of autonomous vehicles on roadways and cities for transportation agencies, engineering and specifying vehicles for mass-transit; delivering consulting services for digital fare payment systems; providing program management of the largest airport developments, designing cutting edge automated container terminals and ports infrastructure and utilizing big data to develop cross modal mobility solutions. Our clients encompass the world’s largest transportation agencies as well as private shipping and logistics companies worldwide, including the multi-modal Port Authority of New York and New Jersey, Transport for London, Highways England, Transport for New South Wales and Etihad Rail.
•Water is one of the most precious resources in the world. Extreme weather events in the form of droughts, desertification and flooding are stressing water supplies, at the same time as population growth and industrialization are increasing demand. Addressing these challenges, we provide integrated solutions across water and wastewater treatment, water reuse, and water resources such as the deployment of next generation smart metering, digital twin technology and highly technical consulting, engineering, design-build and operation of complex water systems. We support our clients on some of the world’s largest water infrastructure projects such as California WaterFix, Thames Tideway, Houston Water and Singapore National Water Agency.
•For the built environment, we deliver full-service architecture, engineering, interiors, planning, urban design, landscape architecture and project delivery solutions for government, corporate, commercial, institutional and industrial clients across diverse sectors. Our technology-enabled expertise ranges from the future of work, transaction advisory and asset management to transportation hubs, urban developments, government, healthcare, higher education and science facilities, as well as sports and entertainment venues. We plan and deliver resilient, triple bottom line-based solutions that are connected, secure and smart, including the rebuild of Tyndall Air Force Base in Florida into a visionary Installation of the Future; the corporate headquarters and research facility relocation of Spark Therapeutics in Philadelphia, Pennsylvania; and the expanded Blacktown Mount Druitt Hospital in New South Wales, Australia.
•In our environmental business, we utilize a multidisciplinary, systems-oriented approach to develop environmental planning for infrastructure development; data-driven site remediation and regeneration for per- and polyfluoroalkyl substances (PFAS) and other known and emerging contaminants; environmental health & safety (EHS) operational excellence and information management; and climate action solutions that incorporate sustainability and resiliency principles as essential to the well-being of all people and of our planet. We also provide post-disaster response and recovery services in support of the Federal Emergency Management Agency’s mission throughout the U.S. In addition to providing end-to-end technology-enabled solutions for multinational oil & gas, chemical and life sciences, mining, manufacturing and energy clients, Jacobs provides comprehensive environmental services for the U.S. Department of Defense, the U.S. Environmental Protection Agency, NASA and other civilian agencies, the UK Environment Agency, and the Australian Department of Defense.
•Within advanced facilities, we provide fully integrated solutions for highly specialized facilities in the fields of medical research, sustainable manufacturing, nanoscience, biotechnology, semiconductor and data centers. Our services span the full range of facility work, from early planning and site selection through architecture, engineering, construction and facility operations, all tailored to specific client needs in the life sciences and pharmaceutical, specialty manufacturing, microelectronics and data intensive industries. As the largest professional services provider to the biopharmaceutical industry, we are working with our multinational clients to rapidly increase capacity for vaccines and therapeutics, as well as reshoring manufacturing facilities, in response to the COVID-19 pandemic. Representative projects include the retrofit of AstraZeneca’s West Chester, Ohio manufacturing facility to deliver a potential COVID-19 vaccine;

the Mountbatten Nanotechnology Electronics Research Complex, University of Southampton, U.K.; and the Procter & Gamble, Singapore Innovation Center.
Applying internally developed technology
A strong foundation of data-rich innovative solutions is woven into every project that we deliver. This may include Jacobs-developed proprietary software that employs an array of technical expertise to enable the most efficient, effective and predictable solutions for our clients. Examples of these technologies include:
•TrackRecord is a workflow automation and compliance management platform for the delivery of major projects.
•AquaDNA is a predictive analytics platform that integrates innovative technologies for wastewater asset management through an AI learning platform, facilitating a move from reactive to proactive maintenance and reduced operation and maintenance costs.
•Travel Service Optimisation (TSO) is Jacobs' travel sharing solution for Special Education needs children which centers on the children’s ability to travel together rather than focusing on their disability.
•SafetyWeb is a site hazard management and compliance tool.
•ProjectMapper is a web based geospatial mapping and project visualization software platform.
•Flood Modeller provides proactive decision-making to help manage our environment and the challenges associated with flood risk. It is suitable for a wide range of engineering and environmental applications, from calculating simple backwater profiles and modeling entire catchments to mapping potential flood risk for entire countries.
•ion© is an Industrial Internet of Things (IoT) multi-protocol wireless application networking system which provides an open, integrated, secure and scalable system for data aggregation and viewing.
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
Replica Systems Analysis™ (formerly Voyage™) is a flexible platform that can simulate resource systems dynamically, over time. Examples of modeled systems include water resources, energy, solid waste and traffic. The ability to connect complex systems together in a single interface that is visually intuitive leads to informed team collaboration and creative solutions.
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
Replica Controls™ allows for dynamic simulation of system instrumentation such as flow meters, indicator transmitters, limit switches and stream analyzers as well as the logic objects including PID controllers, sequencers, units, controller and alarms. The software's controls capabilities and functionality align with industry design standards and its ability to predict full scale performance is unmatched due to the connectivity with Replica Hydraulics.

Replica Air™ simulates all aspects of a compressible fluid (e.g. air) supply system, including pipes, valves, diffusers and blowers. The ability to couple Replica Air with Replica Controls in a single simulation allows for the development of unique and robust designs that reduce energy use and life cycle costs.

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
As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the disposal group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, assets and liabilities of the ECR business were reflected as held-for-sale in the Consolidated Balance Sheets through September 27, 2019. As of the year ended October 2, 2020, all of the ECR business to be sold under the terms of the sale has been conveyed to Worley and as such, no amounts remain held for sale. For further discussion see Note 15- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
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
Significant Customers
The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last three fiscal years:

2020	2019	2018
33%	27%	32%
Given the percentage of total revenue derived directly from the U.S. federal government, the loss of U.S. federal government agencies as customers would have a material adverse effect on the Company. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. Approximately 80% of revenue derived directly from the U.S. federal government is in the CMS segment. For more information on risks relating to our government contracts, see Item 1A - Risk Factors.
Contracts
While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into two broad categories: cost-reimbursable and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last three fiscal years:

	2020	2019	2018
Cost-reimbursable	76%	76%	74%
Fixed-price, limited risk	17%	18%	19%
Fixed-price, at risk	7%	6%	7%
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
Competition
We compete with a large number of companies across the world including technology consulting, federal IT services, aerospace, defense and engineering firms. Typically, no single company or companies dominate the markets in which we provide services and in many cases we partner with our competitors or other companies to jointly pursue projects. AECOM, Booz Allen, CACI, KBR, Leidos, Parsons, SAIC, Tetra Tech, WSP, General Dynamics and Northrop Grumman are some of our competitors. We compete based on the following factors, among others: technical capabilities, reputation for quality, price of services, safety record, availability of qualified personnel, and ability to timely perform work and contract terms.
Human Capital Management
At Jacobs, our people are the heart of our business. With our culture of caring and inclusion as our foundation, we celebrate the differences that drive our collective strength and encourage our employees that there is no limit to who they can be and what we can achieve. Together we deliver extraordinary solutions for a better tomorrow and live by our employee value statement: Jacobs. A world where you can.
As of October 2, 2020, we had a workforce of approximately 55,000 people worldwide, including a contingent workforce of approximately 3,000 people. The breakdown of our employees by region is as follows:

Region	Percentage of Global Workforce(1)
Americas	62%
Europe (including U.K)	23%
Asia Pacific (including India)	12%
Middle East and Africa	3%

(1) Excludes contingent workforce

Hiring, Training and Developing our Workforce
The success of Jacobs is dependent on our ability to hire, retain, engage and leverage highly qualified employees, including engineers, architects, designers, digital specialists, craft employees and corporate professionals. We put the spotlight on ensuring that Jacobs is an employer of choice in every way: we aspire to be a merit-based organization that is inclusive and diverse; we are building an inclusive culture where all employees feel they belong. Our culture is the foundation for selecting, developing and retaining the best and brightest minds at Jacobs. Our eight Jacobs Employee Networks (JENs) play a critical role in attracting new talent into our business, helping to shape our recruiting strategies and policies, our science, technology, engineering, arts and math programs, and our accessibility practices. In fiscal 2020, more than1,300 graduates, interns and apprentices were welcomed to our global team.
In fiscal 2020, we launched our new employee experience e3: engage. excel. elevate. From a talent profile for every employee to providing continuous celebrations and feedback, and learning new skills and driving performance, e3 is our unique approach to ensuring every employee can engage, excel in their role and elevate their career. We also introduced GlobalShare to enhance our ability to resolve short-term staffing needs and enable employees to pursue opportunities across Jacobs. We also made enhancements to some of our policies to deliver greater work-day flexibility to employees. Additionally, we undertook several new initiatives related to our Total Rewards Program, including implementing our Global Career Structure framework, combining career planning and development resources and tools within a consistent career structure, and a global pay equity review of our pay systems and processes to make pay equity a lasting reality at Jacobs.
Focus on Inclusion and Diversity
At Jacobs we have an unparalleled focus on inclusion, with a diverse team of visionaries, thinkers and doers. We embrace all perspectives, collaborating to make a positive impact. The aperture of inclusion is broader than lifestyle and culture. Joining, belonging and thriving are Jacobs’ key elements in retaining talent and developing a culture where people want to stay – and a place where you can bring your best, whole self to work.
TogetherBeyond℠ is our approach to living inclusion every day and enabling diversity and equality globally – it is not just about numbers and statistics, but about every one of our people and the collective strength we take from their unique perspectives and ambitions.
Having a culture of belonging where everyone can join in and thrive allows us to recruit and retain the best global talent and drive innovative solutions for our business, clients and communities. “We live inclusion” is supported by the strength of tangible leadership commitment and accountability at Jacobs. In that regard, we have tied inclusive behavior to our leaders’ performance review and compensation programs and delivered conscious inclusion training to nearly all (98%) of our people.
As of October 2, 2020, our U.S. employees had the following race and ethnicity demographics:

October 2, 2020
All U.S. Employees (1)
White	71.4%
Hispanic / Latino	8.9%
Black	8.5%
Asian	6.8%
Multiracial	2.0%
American Indian or Alaska Native	0.4%
Native Hawaiian / Other Pacific Islander	0.3%
Not provided	1.7%

(1) Includes U.S. employee population only (excluding approximately 2,000 craft employees)

Over the last year, we have seen tangible examples of progress resulting from our approach to inclusion. In fiscal 2020, we launched our global Action Plan for Advancing Justice and Equality. Driven by members of our Black employee network, Harambee, in partnership with our Executive Leadership Team and Jacobs’ Board of Directors, the Action Plan sets out actionable initiatives and measurable objectives to address advance equality within the company and around the communities where we work.

As of October 2, 2020, our global employees had the following gender demographics:

	October 2, 2020
	Women	Men
All employees	29.5%	70.5%

Looking ahead, we will continue to focus on inclusion and diversity by:
•Following through on our global Action Plan for Advancing Justice and Equality
•Striving to achieve our aspirational goals of creating a more gender-balanced and racially/ethnically diverse workforce around the globe to more appropriately reflect the labor markets and communities in which we live and serve
•Amplifying our culture of belonging
•Measuring employee sense of inclusion and belonging through a global survey
•Identifying, developing and promoting allies across Jacobs
We know we have more to do when it comes to increasing the representation of historically underrepresented groups within our global workforce, and we are committed to taking action and ensuring Jacobs is, and remains, an employer of choice.
Our Employees’ Safety and Wellbeing
BeyondZero® is our approach to the health, safety and security of our people, the protection of the environment and the resilience of Jacobs. In fiscal 2020, we continued to demonstrate safety excellence with another year of zero employee fatalities at work, a 25% reduction in employee recordable incidents from fiscal 2019, and a total recordable incident rate of 0.17 (recorded in accordance with OSHA record keeping requirements) as of October 2, 2020 – compared to the North American Industry Classification System’s most recently reported aggregate rate of 0.60.
While our BeyondZero journey started with safety, as we continued to drive our injury rates down, we also expanded our thinking to our broader culture of caring and particularly mental health. It was this strong foundation that helped us act swiftly at the start of the COVID-19 pandemic. The foundation elements of our existing “Mental Health Matters” program enabled us to respond quickly to launch our “Mental Health Matters Resiliency” program and to promote our suicide awareness campaign in fiscal 2020.
In fiscal 2020, almost 2,000 Positive Mental Health Champions (an 11% increase from fiscal 2019) trained to support the mental wellbeing of our employees and one in every 29 employees trained as a Positive Mental Health Champion. In addition, 100% of Jacobs’ Executive Leadership Team participated in Positive Mental Health training.
Information About Our Executive Officers
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is set forth under the captions “Members of the Board of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Company
Steven J. Demetriou	62	Chair and Chief Executive Officer	2015
Kevin C. Berryman	61	President and Chief Financial Officer	2014
Robert V. Pragada	52	President and Chief Operating Officer	2016
Dawne S. Hickton	63	Executive Vice President and COO Critical Mission Solutions	2019
Joanne E. Caruso	60	Executive Vice President, Chief Legal and Administrative Officer	2012
William B. Allen, Jr.	56	Senior Vice President, Chief Accounting Officer	2016
Michael R. Tyler	64	Senior Vice President, General Counsel and Chief Compliance Officer	2013
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
Ms. Caruso joined the Company in 2012. Prior to becoming Executive Vice President, Chief Legal and Administrative Officer, Ms. Caruso was Senior Vice President, Chief Administrative Officer, and previously held the positions of Senior Vice President, Global Human Resources and Vice President, Global Litigation. Prior to joining the Company, Ms. Caruso was a partner in two international law firms, Howrey LLP and Baker & Hostetler LLP.
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

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Our Operations

•The COVID-19 pandemic, including the measures that international, federal, state and local public health and other governmental authorities implement to address it, have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.
•Project sites are inherently dangerous workplaces. If we, the owner, or others working at the project site fail to maintain safe work sites, and our employees or others become injured, disabled or even lose their lives, we can be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities.
•Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.
•We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted.
•The nature of our contracts, particularly those that are fixed-price, subjects us to risks of cost overruns. We may experience reduced profits or, in some cases, losses if costs increase above budgets or estimates or if the project experiences schedule delays.
•The contracts in our backlog may be adjusted, canceled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of our future gross margins.
•Contracts with the U.S. federal government and other governments and their agencies pose additional risks relating to future funding and compliance. Our project execution activities may result in liability for faulty services.
•Our project execution activities may result in liability for faulty services.
•The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition, and results of operations.
•Our use of joint ventures and partnerships exposes us to risks and uncertainties, many of which are outside of our control
•Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.
•Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments and weak foreign economies.
•Cyber security or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.
•We are subject to professional standards, duties and statutory obligations on professional reports and opinions we issue, which could subject us to monetary damages.
•If we do not have adequate indemnification for our nuclear services, it could adversely affect our business, financial condition and results of operations.
•Our actual results could differ from the estimates and assumptions used to prepare our financial statements.
•An impairment charge on our goodwill could have a material adverse impact on our financial position and results of operations.

•We may be required to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage.
•Demand for our services is cyclical as the sectors and industries in which our clients operate are impacted by economic downturns, reductions in government or private spending and times of political uncertainty.
•Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
•Our global presence could give rise to material fluctuations in our income tax rates.
•Our businesses could be materially and adversely affected by events outside of our control.
•Climate change and related environmental issues could have a material adverse impact on our business, financial condition and results of operations.
•Our continued success is dependent upon our ability to hire, retain, and utilize qualified personnel.
•Our business strategy relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.

Risks Related to Regulatory Compliance

•Past and future environmental, health, and safety laws could impose significant additional costs and liabilities.
•If we fail to comply with federal, state, local or foreign governmental requirements, our business may be adversely affected.
•We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
•We may be affected by market or regulatory responses to climate change.

Risks Related to Our Indebtedness

•We rely on cash provided by operations and liquidity under our credit facilities to fund our business. Negative conditions in the credit and financial markets and delays in receiving client payments could adversely affect our cost of borrowing and our business.
•Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win some contracts.

Risks Related to Our Common Stock

•Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our common stock.
•There can be no assurance that we will pay dividends on our common stock.
•In the event we issue stock as consideration for certain acquisitions we may make, we could dilute share ownership, and if we receive stock in connection with a divestiture, the value of stock is subject to fluctuation.
•Delaware law and our charter documents may impede or discourage a takeover or change of control.
Risks Related to Our Operations
The COVID-19 pandemic, including the measures that international, federal, state and local public health and other governmental authorities implement to address it, have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.
On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic and recommended certain containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and the vast majority of states and many municipalities declared public health emergencies or taken similar actions. Since then, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak of COVID-19 in regions across the United States and around the world. These actions include quarantines and “stay-at-home” or “shelter-in-place” orders, social distancing measures, travel restrictions, school closures and similar mandates for many individuals in order to substantially restrict daily activities and orders for many businesses to curtail or cease normal operations unless their work is critical, essential or life-

sustaining. Although certain jurisdictions have taken steps to lift or ease such restrictions to various degrees, some jurisdictions have subsequently reversed such lifting or easing in response to increased cases of COVID-19.

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
The continued global spread of the COVID-19 pandemic and the responses thereto are complex and rapidly evolving, and the extent to which the pandemic impacts our business, financial condition and results of operations, including the duration and magnitude of such impacts, will depend on numerous evolving factors that we may not be able to accurately predict or assess. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that we have not considered or have not become apparent. As a result, we cannot assure you that if COVID-19 continues to spread, it would not have a further adverse impact on our business, financial condition and results of operations.
Project sites are inherently dangerous workplaces. If we, the owner, or others working at the project site fail to maintain safe work sites, and our employees or others become injured, disabled or even lose their lives, we can be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities.
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
For fiscal 2020, approximately 24% of our revenues were earned under fixed-price contracts. Both fixed-price and many cost reimbursable contracts require us to estimate the total cost of the project in advance of our performance. For fixed-price contracts, we may benefit from any cost-savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed-price contracts are established in part on partial or incomplete designs, cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing and availability of labor, equipment and materials and other exigencies. If the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform, or changes in general economic conditions, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition and results of operations.
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
A few clients have in the past and may in the future account for a significant portion of our revenue and/or backlog in any one year or over a period of several consecutive years. For example, in fiscal 2020, 2019 and 2018, approximately 33%, 27% and 32%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay or cancel their contracts at any time. Our loss of or a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.
The contracts in our backlog may be adjusted, canceled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of our future gross margins.
Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of the end of fiscal 2020, our backlog totaled approximately $23.8 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client, including our U.S. government work. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being canceled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.
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
Our government clients may reduce the scope of or terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. Since government contracts represent a significant percentage of our revenues (for example, those with the U.S. federal government represented approximately 33% of our total revenue in fiscal 2020), a significant reduction in government funding or the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations.
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
    With a workforce of approximately 55,000 people globally, we are also party to labor and employment claims in the normal course of business. Such claims could relate to allegations of harassment and discrimination, pay equity, denial of benefits, wage and hour violations, whistleblower protections, concerted protected activity, and other employment protections, and may be pursued on an individual or class action basis depending on applicable laws and regulations. Some of such claims may be insurable, while other such claims may not.
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
Third-party subcontractors we hire perform a significant amount of the work performed under our contracts. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications.

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
For fiscal 2020, approximately 25% of our revenue was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:
•Recessions and other economic crises in other regions, such as Europe, or specific foreign economies and the impact on our costs of doing business in those countries;
•Difficulties in staffing and managing foreign operations, including logistical and communication challenges;
•Unexpected changes in foreign government policies and regulatory requirements;
•Potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
•Potential non-compliance with regulations and evolving industry standards regarding consumer protection and data use and security, including the General Data Protection Regulation approved by the European Union;
•Lack of developed legal systems to enforce contractual rights;
•Expropriation and nationalization of our assets in a foreign country;
•Renegotiation or nullification of our existing contracts;
•The adoption of new, and the expansion of existing, trade or other restrictions;
•Embargoes, duties, tariffs or other trade restrictions, including sanctions;
•Changes in labor conditions;
•Acts of war, civil unrest, force majeure, and terrorism;
•The ability to finance efficiently our foreign operations;
•Social, political, and economic instability;

•Changes to tax policy;
•Currency exchange rate fluctuations;
•Limitations on the ability to repatriate foreign earnings; and
•U.S. government policy changes in relation to the foreign countries in which we operate.
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
Cyber security or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.
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
In preparing our financial statements, our leadership is required under U.S. GAAP to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. Areas requiring significant estimates by our leadership include:
•Recognition of contract revenue, costs, profit or losses in applying the principles of percentage of completion accounting;
•Estimated amounts for expected project losses, warranty costs, contract close-out or other costs;
•Recognition of recoveries under contract change orders or claims;
•Collectability of billed and unbilled accounts receivable and the need and amount of any allowance for doubtful accounts;
•Estimates of other liabilities, including litigation and insurance revenues/reserves and reserves necessary for self-insured risks;
•Accruals for estimated liabilities, including litigation reserves;
•Valuation of assets acquired, and liabilities, goodwill, and intangible assets assumed, in acquisitions and ongoing assessment of impairment;
•Valuation of stock-based compensation;
•The determination of liabilities under pension and other post-retirement benefit programs;
•Income tax provisions and related valuation allowances; and
•Valuation of investment in Worley stock.
Our actual business and financial results could differ from our estimates of such results, which could have a material adverse impact on our financial condition and results of operations.

An impairment charge on our goodwill or intangible assets could have a material adverse impact on our financial position and results of operations.
Because we have grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future probability and undiscounted expected cash flows and their contribution to our overall operations. As of October 2, 2020, we had $5.64 billion of goodwill, representing 45.6% of our total assets of $12.35 billion. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fourth quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities and other factors.
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
Impairment of long-lived assets or restructuring activities may require us to record a significant charge to earnings.
Our long-lived assets, including our lease right-of-use assets, equity investments and other, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level could result in impairment of our long-lived assets. Further changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges. The COVID-19 pandemic raises the possibility of an extended global economic downturn which increase the risk of long-lived asset impairment charges.
We may be required to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage.
We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of October 2, 2020 and September 27, 2019, our defined benefit pension and post-retirement benefit plans were underfunded by $400.4 million and $399.8 million, respectively. See Note 13- Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors. If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

Negotiations with labor unions and possible work actions could disrupt operations and increase labor costs and operating expenses.
A certain portion of our work force has entered, or may in the future enter, into collective bargaining agreements, which on occasion may require renegotiation. The outcome of future negotiations relating to union representation or collective bargaining agreements may not be favorable to the Company in that they may increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could have a material adverse impact on our business, financial condition and results of operations.
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

Our operations may be impacted by the United Kingdom’s exit from the European Union.
In June 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” The U.K. formally exited the E.U. on January 30, 2020, pursuant to a withdrawal agreement between the U.K. government and the E.U. The withdrawal agreement provides for a transition period from February through December 2020 to allow time for a future trade deal to be agreed upon. As a result of the U.K.’s exit from the E.U., there may be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our relationships with our existing and future customers, suppliers, employees, and subcontractors, or otherwise have an adverse effect on our business, financial condition and results of operations. The ongoing negotiations between the U.K. and the E.U. as to the terms upon which the U.K. will exit from the E.U. and the uncertainty as to their future trade agreement continues to create economic uncertainty, which may cause our customers to closely monitor their costs, terminate or reduce the scope of existing contracts, decrease or postpone currently planned contracts, or negotiate for more favorable deal terms, each of which may have a negative impact on our business, financial condition and results of operations.
Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 76% during fiscal 2020), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition and results of operations.
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

Our global presence could give rise to material fluctuations in our income tax rates.
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
Climate change and related environmental issues could have a material adverse impact on our business, financial condition and results of operations.
In 2020, the World Economic Forum identified failure to act on climate change and related environmental issues as one of the top ten risks in terms of impact and likelihood for the first time. In 2017, the Task-force on Climate-related Financial Disclosures (TCFD),which is an industry-led group tasked within bringing climate related financial reporting into the mainstream, estimated that the value of the global stock of manageable assets at risk from climate change between now and the year 2100 could be up to $43 trillion USD. The risk framework put forward by the TCFD encourages organizations to consider climate risks and their materiality in four domains (Market/technology; Reputation; Policy/legal; Physical) and across two climate scenarios (“Paris Agreement”, or low carbon scenario; and “Business As Usual (BAU)”, or high carbon scenario). As further described below, each domain could pose a material risk to the Company at a business and/or project level and could have a material adverse impact on our business, financial condition and results of operations:
•Market and technological shifts: We expect that climate-related market and technological shifts will likely be driven by urban development, population growth, quality of life expectations of an emerging middle class in historically developing countries and developments in digital technologies. This could create demand for: low and zero carbon energy, industrial processes and infrastructure; resilience services for natural environments, infrastructure and communities; and the application of “smart”, data-driven technologies.
•Reputation: Our reputation is influenced by our delivery performance, client engagement, innovation, price (of our labor and projects), regulatory compliance and risk management. We anticipate, particularly under our Paris Agreement (1.5°C) scenario, that our reputation with external and internal stakeholders could also be increasingly influenced by our values and practices regarding low/zero carbon transformation.
•Policy and legal: Policy and legal environments are expected to diverge sharply between our 4°C (BAU) and 1.5°C (Paris Agreement) scenarios, with the divergence mainly relating to greenhouse gas emissions and the extent to which low/zero carbon transitions are driven. We expect that some national and sub-national jurisdictions and some of our clients may advocate for the transition, regardless of the extent to which there is global alignment with the Paris Agreement. In contrast, both scenarios are expected to converge on climate change-related litigation and policy advocacy and regulatory support for climate resilience.

•Physical risks: There could be significant physical risks from climate change under both our 4°C and 1.5°C scenarios. These risks could be driven by increased temperature, increased storm intensities, sea level rise and changes in rainfall amount, seasonality and the intensity of extreme events. The types of change are similar under the two scenarios, but their expressions could be much more severe under the 4°C scenario.
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
Our business strategy involves growth through, among other things, the acquisition of other companies. Acquiring companies, including CH2M HILL Companies, Ltd., which we acquired in December 2017, KeyW, which we acquired in June 2019, and John Wood Group’s nuclear business, which we acquired in March 2020, presents a number of risks, including:
•Assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition was negotiated;
•Failure of the acquired business to comply with U.S. federal, state, local and foreign laws and regulations and/or contractual requirements with government clients;

•Valuation methodologies may not accurately capture the value of the acquired business;
•Failure to realize anticipated benefits, such as cost savings, synergies, business opportunities and growth opportunities;
•The loss of key customers or suppliers, including as a result of any actual or perceived conflicts of interest;
•Difficulties or delays in obtaining regulatory approvals, licenses and permits;
•Difficulties relating to combining previously separate entities into a single, integrated, and efficient business;
•The effects of diverting leadership’s attention from day-to-day operations to matters involving the integration of acquired companies;
•Potentially substantial transaction costs associated with business combinations;
•Potential impairment resulting from the overpayment for an acquisition or post-acquisition deterioration in an acquired business;
•Difficulties relating to assimilating the leadership, personnel, benefits, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;
•Difficulties retaining key personnel of an acquired business;
•Increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;
•Difficulties in applying and integrating our system of internal controls to an acquired business;
•Increased financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;
•The potential requirement for additional equity or debt financing, which may not be available, or if available, may not have favorable terms; and
•The risks discussed in this Item 1A. Risk Factors that may relate to the activities of the acquired business prior to the acquisition.
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
Risks Related to Regulatory Compliance
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
Risks Related to Our Indebtedness
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

Risks Related to Our Common Stock
Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our common stock.
Our quarterly operating results may fluctuate significantly or fall below the expectations of securities analysts, which could have a material adverse impact on the price of our common stock. Fluctuations are caused by a number of factors, including:
•Legal proceedings, disputes and/or government investigations;
•Fluctuations in the spending patterns of our government and commercial customers;
•The number and significance of projects executed during a quarter;
•Unanticipated changes in contract performance, particularly with contracts that have funding limits;
•The timing of resolving change orders, requests for equitable adjustments, and other contract adjustments;
•Delays incurred in connection with a project;
•Changes in prices of commodities or other supplies;
•Changes in foreign currency exchange rates;
•Weather conditions that delay work at project sites;
•The timing of expenses incurred in connection with acquisitions or other corporate initiatives;
•The decision by the Board of Directors to begin or cease paying a dividend, and the expectation that if the Company pays dividends, it would declare dividends at the same or higher levels in the future;
•Natural disasters or other crises;
•Staff levels and utilization rates;
•Changes in prices of services offered by our competitors; and
•General economic and political conditions.
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

In addition, if we receive stock or other equity securities in connection with a sale or divestiture of a business, the value of such stock will fluctuate and/or be subject to trading restrictions. Stock price changes may result from, among other things, changes in the business, operations or prospects of the issuer prior to or following the transaction, litigation or regulatory considerations, general business, market, industry or economic conditions, the ability to sell all or a portion of the stock based on current market conditions, and other factors both within and beyond the control of the Company. In addition, if the stock received is valued in a currency other than U.S. dollars, the value of such stock will also fluctuate based on foreign currency rates. For example, in connection with the ECR sale, the Company still holds 51.3 million ordinary shares of Worley received as a portion of the purchase price. The value of such shares will fluctuate based on the trading price of the Worley shares on the Australian Securities Exchange and the exchange rate of the Australian dollar.
Delaware law and our charter documents may impede or discourage a takeover or change of control.
We are a Delaware corporation. Certain anti-takeover provisions of the Delaware general corporation law impose restrictions on the ability of others to acquire control of us. In addition, certain provisions of our charter documents may impede or discourage a takeover. For example:
•Only our Board of Directors can fill vacancies on the board;
•There are various restrictions on the ability of a shareholder to nominate a director for election; and
•Our Board of Directors can authorize the issuance of preferred shares.
These types of provisions, as well as our ability to adopt a shareholder rights agreement in the future, could make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our shareholders. Accordingly, shareholders may be limited in the ability to obtain a premium for their shares.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Azerbaijan; Australia; Canada; China; Czech Republic; Egypt; France; Germany; Hong Kong; India; Indonesia; Iraq; Ireland; Italy; Kazakhstan; Malaysia; The Netherlands; New Zealand; The Philippines; Poland; Qatar; Romania; Saudi Arabia; Singapore; Slovakia; South Africa; South Korea; Sweden; Taiwan (Province of China); Thailand; United Arab Emirates and United Kingdom. We also lease smaller offices located in certain other countries. Such space is used for operations (providing technical, professional, and other home office services), sales and administration. The total amount of space leased by us for all of our operations is approximately 7.7 million square feet. We continue to evaluate our real estate needs in connection with changes in the Company's use of its leased space as a result of the COVID-19 pandemic, and as part of the integration of our prior acquisitions.
Item 3.    LEGAL PROCEEDINGS
The information required by this Item 3 is included in Note 18 — Contractual Guarantees, Litigation, Investigations and Insurance of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.    MINE SAFETY DISCLOSURE
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol "J".
Shareholders
According to the records of our transfer agent, there were 3,182 shareholders of record as of November 12, 2020.
Dividend Policy
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
The following table summarizes the activity under the 2019 Repurchase Authorization during fiscal 2020:

Amount Authorized (2019 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$81.68	4,129,003	4,129,003
(1)Includes commissions paid and calculated at the average price per share
As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020, with such suspension remaining in effect through the fiscal third quarter of 2020. During the fourth fiscal quarter of 2020, the Company resumed share repurchases on a limited basis. As of October 2, 2020, the Company has $57.9 million remaining under the 2019 Repurchase Authorization.
On January 16, 2020, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). There have been no repurchases under the 2020 Repurchase Authorization as of October 2, 2020.
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

Unregistered Sales of Equity Securities.
None.
Performance Graph
The following graph and table shows the changes over the five-year period ended October 2, 2020 in the value of $100 as of the close of market on October 2, 2015 in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Stock Index and (3) the Standard & Poor's 1500 IT Consulting & Other Services Index.
The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

	2015	2016	2017	2018	2019	2020
Jacobs Engineering Group Inc.	100.00	138.18	156.97	208.45	251.00	256.72
S&P 500	100.00	115.43	136.91	161.43	168.30	193.80
S&P 1500 IT Consulting & Other Services	100.00	114.30	125.05	146.93	142.84	146.88

Item 6.    SELECTED FINANCIAL DATA
The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K. On April 26, 2019, Jacobs completed the sale of its ECR business to Worley. As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represented a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of the Disposal Group are reflected as held-for-sale in the Consolidated Balance Sheet as of September 28, 2018. Further, for the year ended September 27, 2019, a portion of the ECR business remained held by Jacobs and was classified as held for sale as of fiscal year 2019 in accordance with U.S. GAAP. For further discussion see Note 15- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements. Dollar amounts are presented in thousands, except for per share information:

	2020 (a)	2019 (b)	2018 (c)	2017 (d)	2016 (e)
Results of Operations:
Revenues	$13,566,975	$12,737,868	$10,579,773	$6,330,126	$6,257,478
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	$353,861	$290,960	$(4,185)	$170,167	$159,998
Financial Position:
Current ratio	1.54 to 1	1.34 to 1	1.45 to 1	1.56 to 1	1.61 to 1
Working capital	$1,598,002	$1,038,062	$1,410,891	$1,069,953	$1,081,784
Current assets	$4,539,599	$4,111,768	$4,556,584	$2,996,180	$2,864,470
Total assets	$12,354,353	$11,462,711	$12,645,795	$7,380,859	$7,360,022
Cash	$862,424	$631,068	$634,870	$607,821	$507,169
Long-term debt	$1,676,941	$1,201,245	$2,144,167	$235,000	$385,330
Total Jacobs stockholders’ equity	$5,815,712	$5,714,691	$5,854,345	$4,428,352	$4,265,276
Return on average equity	6.14%	5.03%	(0.08)%	3.91%	3.74%
Backlog:	$23,818	$22,569	$19,955	$13,147	$11,535
Per Share Information:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$2.69	$2.11	$(0.03)	$1.41	$1.33
Diluted Net Earnings (Loss) from Continuing Operations Per Share	$2.67	$2.09	$(0.03)	$1.40	$1.32
Stockholders’ equity	$43.82	$41.05	$42.21	$36.78	$35.26
Average Number of Shares of Common Stock and Common Stock Equivalents Outstanding (Diluted)	132,721	139,206	137,536	120,147	121,483
Common Shares Outstanding At Year End	129,748	132,879	142,218	120,386	120,951
Cash Dividends Declared Per Common Share	$0.76	$0.68	$0.60	$0.60	$—
(a)Includes after-tax costs of $248.2 million, or $1.87 per diluted share from continuing operations, related to the Company's restructuring, transactions, and other initiatives during fiscal 2020. Also includes amortization of intangible assets of $68.3 million, or $0.51 per diluted share from continuing operations, and $56.9 million, or $0.43 per diluted share from continuing operations in fair value adjustments partly offset by dividend income related to our investment in Worley stock and certain foreign currency revaluations relating to ECR sale proceeds
(b)Includes after-tax costs of $259.8 million, or $1.87 per diluted share from continuing operations, related to the Company's restructuring, transactions, and other initiatives during fiscal 2019. Also includes amortization of intangible assets of $59.0 million, or $0.42 per diluted share from continuing operations, and $48.1 million, or $0.34 per diluted share from continuing operations in fair value adjustments partly offset by dividend income related to our investment in Worley stock and certain foreign currency revaluations relating to ECR sale proceeds
(c)Includes after-tax costs of $112.8 million, or $0.81 per diluted share from continuing operations, related to the Company's restructuring and other initiatives during fiscal 2018. Also included in fiscal 2018 are after-tax charges of $60.7 million, or $0.44 per diluted share, in professional fees and related costs associated with the CH2M acquisition and pending ECR sale, $259.2 million, or $1.86 per diluted share from continuing operations, in charges related to tax reform and amortization of intangible assets of $51.5 million, or $0.37 per diluted share from continuing operations

(d)Includes after-tax costs of $65.0 million, or $0.54 per diluted share from continuing operations, related to the Company's restructuring and other initiatives during fiscal 2017.  Also included in the fourth quarter of fiscal 2017 are after-tax charges of $10.6 million, or $0.09 per diluted share from continuing operations, respectively, in professional fees and related costs associated with the CH2M acquisition. Also includes amortization of intangible assets of $33.5 million, or $0.28 per diluted share from continuing operations
(e)Includes after-tax costs of $75.2 million, or $0.62 per diluted share from continuing operations, related to the Company's restructuring initiatives during fiscal 2016. Also included in the fourth quarter of fiscal 2016 are (i) a loss on sale of our French subsidiary of $17.1 million or $0.14 per diluted share from continuing operations; and (ii) a non-cash write-off on an equity investment of $10.4 million or $0.09 per diluted share from continuing operations. Also includes amortization of intangible assets of $47.6 million, or $0.28 per diluted share from continuing operations.
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
The consolidated financial statements contained in this report were prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and the financial statements of any business performing long-term professional services, engineering and construction-type contracts requires management to make certain estimates and judgments that affect both the entity’s results of operations and the carrying values of its assets and liabilities. Although our significant accounting policies are described in Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K, the following discussion is intended to highlight and describe those accounting policies that are especially critical to the preparation of our consolidated financial statements.
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
The assets of a joint venture are restricted for use to the obligations of the particular joint venture and are not available for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees which may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. See Note 18- Contractual Guarantees, Litigation, Investigations and Insurance for further discussion.
Our unconsolidated joint ventures (including equity method investments) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable, and impairment losses are recognized for such investments if there is a decline in fair value below carrying value that is considered to be other-than-temporary.
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
•Consolidated if the Company is the primary beneficiary of a VIE, or holds the majority of voting interests of a non-VIE (and no significant participative rights are available to the other partners).
•Unconsolidated if the Company is not the primary beneficiary of a VIE, or does not hold the majority of voting interest of a non-VIE.
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
Accounting for Pension Plans
The accounting for pension plans requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions include discount rates, investment returns and projected salary increases, among others. The actuarial assumptions used in determining the funded statuses of the plans are provided in Note 13 - Pension and Other Postretirement Benefit Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

The expected rates of return on plan assets range from 2.3% to 7.5% for fiscal 2020 and 1.8% to 7% fiscal 2021. We believe the range of rates selected for fiscal 2020 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities decreased year over year with a range of 1.3% to 8.1% in fiscal 2019 and a range of 0.2% to 7.1% 2020. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.
Changes in the actuarial assumptions often have a material effect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at October 2, 2020 was higher by 0.5%, the PBO would have been lower at that date by approximately $212.4 million for non-U.S. plans, and by approximately $19.8 million for U.S. plans. If the expected return on plan assets was higher by 1.0%, the net periodic pension cost for fiscal 2020 would be lower by approximately $20.3 million for non-U.S. plans, and by approximately $3.4 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the fairness of the actuarial assumptions used.
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
We used income and market approaches to test our goodwill for possible impairment which requires us to make estimates and judgments. Under the income approach, fair value is determined by using the discounted cash flows of our reporting units. The Company’s discount rate reflects a weighted average cost of capital (“WACC”) for a peer group of companies representative of the Company’s respective reporting units. Under the market approach, the fair values of our reporting units are determined by reference to guideline companies that are reasonably comparable to our reporting units; the fair values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of fair values indicated.
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
Impairment of Long-Lived Assets
Our long-lived assets other than goodwill principally consist of right-of-use lease assets, property, equipment and improvements, and finite-lived intangible assets. These long-lived assets are evaluated for impairment for each of our asset groups in accordance with ASC 360 by first identifying whether indicators of impairment exist. If such indicators are present, we assess long-lived asset groups for recoverability based on estimated future undiscounted cash flows. For asset groups where the recoverability test fails, the fair value of each asset group is then estimated and compared to its carrying amount. An impairment loss is recognized for the amount by which an asset group’s carrying value exceeds its fair value.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended October 2, 2020, September 27, 2019 and September 28, 2018
(In thousands, except per share information)

	October 2, 2020	September 27, 2019	September 28, 2018
Revenues	$13,566,975	$12,737,868	$10,579,773
Direct cost of contracts	(10,980,307)	(10,260,840)	(8,421,223)
Gross profit	2,586,668	2,477,028	2,158,550
Selling, general and administrative expenses	(2,050,695)	(2,072,177)	(1,771,107)
Operating Profit	535,973	404,851	387,443
Other Income (Expense):
Interest income	4,729	9,487	8,984
Interest expense	(62,206)	(83,847)	(76,760)
Miscellaneous (expense) income, net	(37,293)	20,468	11,314
Total other expense, net	(94,770)	(53,892)	(56,462)
Earnings from Continuing Operations Before Taxes	441,203	350,959	330,981
Income Tax Expense for Continuing Operations	(55,320)	(36,954)	(325,632)
Net Earnings of the Group from Continuing Operations	385,883	314,005	5,349
Net Earnings of the Group from Discontinued Operations	137,984	559,214	167,793
Net Earnings of the Group	523,867	873,219	173,142
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(32,022)	(23,045)	(9,534)
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	353,861	290,960	(4,185)
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(2,195)	(177)
Net Earnings Attributable to Jacobs from Discontinued Operations	137,984	557,019	167,616
Net Earnings Attributable to Jacobs	$491,845	$847,979	$163,431
Net Earnings (Loss) Per Share:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$2.69	$2.11	$(0.03)
Basic Net Earnings from Discontinued Operations Per Share	$1.05	$4.03	$1.21
Basic Earnings Per Share	$3.74	$6.14	$1.18

Diluted Net Earnings (Loss) from Continuing Operations Per Share	$2.67	$2.09	$(0.03)
Diluted Net Earnings from Discontinued Operations Per Share	$1.04	$4.00	$1.21
Diluted Earnings Per Share	$3.71	$6.08	$1.18

2020 Overview
    COVID-19 Pandemic. There are many risks and uncertainties regarding the COVID-19 pandemic, including the anticipated duration of the pandemic and the extent of local and worldwide social, political, and economic disruption it may cause. The Company’s operations for the last three quarters of fiscal 2020 were adversely impacted by COVID-19. While certain business units of both Critical Mission Solutions and People & Places Solutions have experienced, and may continue to experience, an increase in demand for certain of their services regarding new projects that may arise in response to the COVID-19 pandemic, it is still expected that COVID-19 is likely to continue to have an adverse impact on each of Critical Missions Solutions and People & Places Solutions in fiscal 2021, although to a lesser degree than what was seen in 2020.
Please refer to Item 1A - Risk Factors, for a discussion of risks and uncertainties related to COVID-19, including the potential impacts on the Company’s business, financial condition and results of operations.
Net earnings attributable to the Company from continuing operations for fiscal 2020 were $353.9 million (or $2.67 per diluted share), an increase of $62.9 million, or 21.6%, from $291.0 million (or $2.09 per diluted share) for the prior year. Included in the Company’s operating results for the current year were $56.9 million (or $0.43 per share) in after tax fair value losses recorded in miscellaneous income (expense), net, associated with our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale and $248.2 million in after-tax Restructuring and other charges and transaction costs associated in part with the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs which are discussed in Note 16- Restructuring and Other Charges. Also, fiscal 2020 results were impacted by charges associated with the Company's acquisition of John Wood Groups' nuclear consulting, remediation and program management business along with charges relating to the integration of the KeyW and CH2M acquisitions and the sale of ECR. Our fiscal 2019 results included $259.8 million (or $1.86 per share) in after-tax Restructuring and other charges and transactions costs associated with the Company's KeyW and CH2M acquisitions and the ECR sale. Also included in the fiscal 2019 net earnings from continuing operations are $48.1 million in after-tax fair value losses associated with our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to ECR sale proceeds. Income tax expense for continuing operations for fiscal 2020 was $55.3 million, an increase of $18.4 million, or 49.7%, from $37.0 million in the prior year. Key drivers for this year-over-year increase in the effective tax rate include a reduction in valuation allowance releases in fiscal year 2020, as well as an increase in tax on foreign earnings in the U.S.
    Net earnings attributable to Jacobs from discontinued operations for fiscal 2020 were $138.0 million (or $1.04 per diluted share), a decrease of $419.0 million, or 75.2%, from $557.0 million (or $4.00 per diluted share) for the prior year. Included in net earnings attributable to the Company from discontinued operations for the current year was an expense reduction for the settlement of the Nui Phao ("NPMC") legal matter described in Note 17- Commitments and Contingencies and Derivative Financial Instruments that was reimbursed by insurance, the recognition of the deferred gain for the delayed conveyance of the international entities and for the delivery of the ECR IT assets, as discussed in Note 15- Sale of Energy, Chemicals and Resources ("ECR") Business and adjustments for working capital and certain other items in connection with the ECR sale. Additionally, the year-over-year change was also driven by the gain on sale recognized in the fiscal 2019 period and the absence of normal operating results of the ECR business as reported in the prior year. Included in the current year results from discontinued operations is the pre-tax gain on sale of the ECR business of $110.2 million. Included in prior year results from discontinued operations is the pre-tax gain on the sale of the ECR business of $935.1 million, see Note 15- Sale of Energy, Chemicals and Resources ("ECR") Business.
    On March 6, 2020, a subsidiary of Jacobs completed the acquisition of the nuclear consulting, remediation and program management business of John Wood Group for an enterprise value of £246 million, or approximately $317.9 million, less cash acquired of $24.3 million. On June 12, 2019, we acquired KeyW, a U.S. based national security solutions provider to the intelligence, cyber, and counterterrorism communities. On December 15, 2017, we acquired CH2M, a provider of international engineering, construction and technical services.
Backlog at October 2, 2020 was $23.8 billion, up $1.2 billion, from $22.6 billion for the prior year. New prospects and new sales remain strong and the Company continues to have a positive outlook for many of the industry groups and sectors in which our clients operate.
Results of Operations

Fiscal 2020 Compared to Fiscal 2019
Revenues for the year ended October 2, 2020 were $13.57 billion, an increase of $829.1 million, or 6.5%, from $12.74 billion for the prior year. The increase in revenues was due primarily to the a full year of revenues in fiscal 2020 from the KeyW acquisition completed in June 2019, impacts from the March 2020 John Wood Group nuclear business acquisition and growth in our legacy People & Places Solutions businesses, offset in part by impacts from the COVID 19 pandemic. Also, our revenues were impacted by an extra week of activity in fiscal 2020, see Note 1- Description of Business and Basis of Presentation in the notes to the consolidated financial statements.
Pass-through costs included in revenues for the year ended October 2, 2020 were $2.61 billion in comparison to $2.54 billion in the prior year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects which start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.
Gross profit for the year ended October 2, 2020 was $2.59 billion, up $109.6 million, or 4.4%, from $2.48 billion for the prior year. Our gross profit margins were 19.1% and 19.4% for the years ended October 2, 2020 and September 27, 2019, respectively. The increase in our gross profit was attributable to favorable impacts from the KeyW and John Wood Group nuclear business acquisitions, also impacted by the extra week of activity in fiscal 2020. The slight differences in year over year gross margin trends were attributable mainly to legacy portfolio mix and lower overhead rate impacts on revenue, with partial offsets from favorable margin trends from our recent KeyW and John Wood Group nuclear business acquisitions and as well as year over year impacts from lower overhead reimbursement rates resulting from our ongoing cost reduction programs partially offset by COVID-19 cost mitigation efforts.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment level.
Selling, general & administrative expenses for the year ended October 2, 2020 were $2.05 billion, a decrease of $21.5 million, or 1.0%, from $2.07 billion for the prior year. The decrease in SG&A expenses as compared to the prior year was due primarily to less expense relating to the Transition Services Agreement (the "TSA") with Worley, which expired in April 2020, although the parties agreed to extend certain of the services beyond the initial term, and reductions in personnel related and other overhead costs resulting from our ongoing cost reduction programs as well as COVID-19 cost mitigation efforts, partially offset by incremental SG&A expenses from the KeyW and John Wood Group nuclear business acquisitions and the extra week of activity in fiscal 2020. Also, included in the current year results were $325.1 million of restructuring and other charges and transaction costs associated in part with the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs, and the Company's acquisition of John Wood Groups' nuclear business. In comparison, the prior year included $350.3 million of restructuring and other charges and transaction costs. Favorable impacts on SG&A expenses from foreign exchange were $3.2 million for the current year.
Net interest expense for the year ended October 2, 2020 was $57.5 million, a decrease of $16.9 million from $74.4 million for the prior year. The decrease in net interest expense year over year is primarily due to the paydown of debt subsequent to the ECR sale in the prior year third quarter.
Miscellaneous income (expense), net for the year ended October 2, 2020 was $(37.3) million, a decrease of $57.8 million as compared to $20.5 million in income for the prior year. The decrease from the prior year was due primarily to $74.5 million in pre-tax unrealized losses associated with changes in the fair value of our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale in the current year, compared to $64.8 million in the prior year. Also included in miscellaneous (expense) income during the current year is $15.8 million in TSA-related income associated with the ECR sale compared to $35.4 million in the prior year, as discussed in Note 15- Sale of Energy, Chemicals and Resources ("ECR") Business. Further, miscellaneous income (expense), net for the year ended September 27, 2019 included a one-time gain on the settlement of the CH2M retiree medical plan of $35.0 million.
Net earnings attributable to Jacobs from discontinued operations for fiscal 2020 were $138.0 million (or $1.04 per diluted share), a decrease of $419.0 million, or 75.2%, from $557.0 million (or $4.00 per diluted share) for the prior year. Included in net earnings attributable to the Company from discontinued operations for the current year was an expense reduction for the settlement of the Nui Phao ("NPMC") legal matter described in Note 17- Commitments and Contingencies and Derivative Financial Instruments that was reimbursed by insurance, the recognition of the deferred gain for the delayed conveyance of the international entities and for the delivery of the ECR IT assets, as discussed in Note 15- Sale of Energy, Chemicals and Resources ("ECR") Business and adjustments for working capital and certain other items in connection with the ECR sale. Additionally, the year-over-year change was also driven by the gain on sale recognized in the fiscal 2019 period and the absence of normal operating results of the ECR business as reported in the prior year. Included in the current year results from discontinued operations is the pre-tax gain on sale of the ECR business of $110.2 million. Included in prior year results from discontinued operations is the pre-tax gain on the sale of the ECR business of $935.1 million, see Note 15- Sale of Energy, Chemicals and Resources ("ECR") Business.
The Company’s consolidated effective income tax rate of 12.5% is lower than the U.S. statutory rate primarily due to a $16.9 million benefit from foreign valuation allowance releases, $26.5 million of foreign tax generated in the current year, a benefit of $7.3 million from the application of the Internal Revenue Code Section 179D, a reduction in uncertain tax positions of $11.3 million and benefits from tax rate changes and stock compensation. These decreases in tax expense were offset by $43.0 million of U.S. foreign inclusions within U.S. tax costs of foreign operations.
The following table reconciles total income tax expense on continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense on continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended October 2, 2020 and September 27, 2019 (dollars in thousands):

	For the Years Ended
	October 2, 2020	%	September 27, 2019	%
Statutory amount	$92,652	21.0%	$73,701	21.0%
State taxes, net of the federal benefit	7,254	1.6%	10,183	2.9%
Exclusion of tax on non-controlling interests	(6,622)	(1.5)%	(4,839)	(1.4)%
Foreign:
Difference in tax rates of foreign operations	(6,267)	(1.4)%	1,083	0.3%
Benefit from foreign valuation allowance release	(16,861)	(3.8)%	(29,125)	(8.3)%
U.S. tax cost (benefit) of foreign operations	42,992	9.7%	(17,760)	(5.1)%
Tax differential on foreign earnings	19,864	4.5%	(45,802)	(13.1)%
Foreign tax credits	(26,471)	(6.0)%	(15,682)	(4.5)%
Tax Rate Change	(6,811)	(1.5)%	—	—
Tax reform	—	—%	36,674	10.4%
Valuation allowance	—	—%	(207)	(0.1)%
Uncertain tax positions	(11,338)	(2.6)%	(6,883)	(2.0)%
Other items:
IRS §179D deduction	(7,267)	(1.6)%	(2,957)	(0.8)%
Disallowed officer compensation	5,081	1.2%	5,568	1.6%
Stock compensation	(10,234)	(2.3)%	(7,864)	(2.2)%
Foreign partnership income/(loss)	—	—%	—	—%
Other items – net	(788)	(0.2)%	(4,938)	(1.4)%
Total other items	(13,208)	(3.0)%	(10,191)	(2.8)%
Taxes on income from continuing operations	$55,320	12.5%	$36,954	10.5%
The Company’s consolidated effective income tax rate for the year ended October 2, 2020 increased to 12.5% from 10.5% for fiscal 2019. Key drivers for this year over year increase in the effective tax rate include a reduction in valuation allowance releases in fiscal 2020, as well as an increase in tax on foreign earnings in the U.S.
Fiscal 2019 Compared to Fiscal 2018
Revenues for the year ended September 27, 2019, were $12.74 billion, an increase of $2.16 billion, or 20.4%, from $10.58 billion for the corresponding period in 2018. The increase in revenues was due primarily to the CH2M acquisition in December fiscal 2018 included in fiscal 2019 for the full year, impacts from the KeyW acquisition included in the fiscal 2019 results since closing in mid-June and growth in our legacy CMS and P&PS businesses.

Pass-through costs included in revenues for the year ended September 27, 2019 were $2.54 billion in comparison to $2.25 billion in the prior year. These year-over-year increases are due primarily to impacts from the CH2M acquisition included for the full year of fiscal 2019.
Gross profit for the year ended September 27, 2019 was $2.48 billion, an increase of $318.5 million, or 14.8% from $2.16 billion for the corresponding period in 2018. Our gross profit margins were 19.4% and 20.4% for the years ended September 27, 2019 and September 28, 2018, respectively. Revenue mix primarily drove the lower gross profit and margin for the year over year periods.
Selling, general & administrative expenses for the year ended September 27, 2019 were $2.07 billion, an increase of $0.30 billion, or 17.0%, from $1.77 billion for the corresponding period in 2018. The increase in SG&A expenses is due mainly to incremental SG&A expense from the CH2M and KeyW businesses acquired. Also, included in the 2019 results were $350.3 million of restructuring and other charges and transaction costs, as well as higher personnel related costs year over year due in part to costs to service the TSA with Worley. In comparison, the prior year included $230.5 million of restructuring and other charges and transaction costs.
Net interest expense for the year ended September 27, 2019 was $74.4 million, an increase of $6.6 million from $67.8 million for the corresponding period in 2018. The increase in net interest expense as compared to the corresponding period in 2018 was due primarily to higher levels of debt outstanding and our fixed rate notes having been outstanding for the full year of fiscal 2019 and only five months in fiscal 2018.
Miscellaneous income (expense), net for the year ended September 27, 2019 was $20.5 million, an increase of $9.2 million, as compared to $11.3 million for the corresponding period in 2018. The increase was due primarily to the gain on the settlement of the CH2M retiree medical plan of $35.0 million and income from the TSA with Worley of $35.4 million, offset by $64.8 million, net, relating to ECR related fair value adjustments (unrealized losses) and dividend income related to our investment in Worley stock and certain foreign currency revaluations relating to ECR sale proceeds.
Net earnings of the group from discontinued operations was $559.2 million for the year ended September 27, 2019, an increase of $391.4 million from $167.8 million for the corresponding period in 2018. Included in 2019 was the pre-tax gain on the sale of the ECR business of $935.1 million, offset in part by a charge for the final settlement of the Nui Phao legal matter. The 2018 fiscal year included a $21.0 million loss associated with the disposal of the Company's equity investment in its Guimar joint venture.

The Company’s consolidated effective income tax rate was lower than the U.S. statutory rate of 21.0% primarily due to a $29.1 million benefit from foreign valuation allowance releases in fiscal 2019, $15.7 million of foreign tax and other credits generated in fiscal 2019 and a reduction in the tax contingency reserves of $6.9 million. The decreases in tax expense were offset by a $36.7 million charge from the remeasurement of net deferred tax assets and other miscellaneous U.S. tax reform changes. The following table reconciles total income tax expense on continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense on continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended September 27, 2019 and September 28, 2018 (dollars in thousands):

	For the Years Ended
	September 27, 2019	%	September 28, 2018	%
Statutory amount	$73,701	21.0%	$81,421	24.6%
State taxes, net of the federal benefit	10,183	2.9%	15,772	4.8%
Exclusion of tax on non-controlling interests	(4,839)	(1.4)%	(2,389)	(0.7)%
Foreign:
Difference in tax rates of foreign operations	1,083	0.3%	2,815	0.9%
Benefit from foreign valuation allowance release	(29,125)	(8.3)%	(5,088)	(1.5)%
U.S. tax cost (benefit) of foreign operations	(17,760)	(5.1)%	4,030	1.2%
Tax differential on foreign earnings	(45,802)	(13.1)%	1,757	0.6%
Foreign tax credits	(15,682)	(4.5)%	(21,735)	(6.6)%
Tax reform	36,674	10.4%	155,756	47.1%
Valuation allowance	(207)	(0.1)%	104,221	31.5%
Uncertain tax positions	(6,883)	(2.0)%	(1,402)	(0.4)%
Other items:
IRS §179D deduction	(2,957)	(0.8)%	(4,557)	(1.4)%
Disallowed officer compensation	5,568	1.6%	1,510	0.5%
Stock compensation	(7,864)	(2.2)%	(2,158)	(0.7)%
Other items – net	(4,938)	(1.4)%	(2,564)	(0.8)%
Total other items	(10,191)	(2.8)%	(7,769)	(2.4)%
Taxes on income from continuing operations	$36,954	10.5%	$325,632	98.4%
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

Segment Financial Information
The following tables present total revenues and segment operating profit for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and Restructuring, transaction and other charges (in thousands). Prior period information has been recast to reflect the current period presentation.

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Revenues from External Customers:
Critical Mission Solutions	$4,965,952	$4,551,162	$3,725,365
People & Places Solutions	8,601,023	8,186,706	6,854,408
Total	$13,566,975	$12,737,868	$10,579,773

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Segment Operating Profit:
Critical Mission Solutions (1)	$372,070	$310,043	$255,718
People & Places Solutions (2)	740,707	714,394	527,900
Total Segment Operating Profit	1,112,777	1,024,437	783,618
Other Corporate Expenses (3)	(249,391)	(264,351)	(161,788)
Restructuring, Transaction and Other Charges	(327,413)	(355,235)	(234,387)
Total U.S. GAAP Operating Profit	535,973	404,851	387,443
Total Other (Expense) Income, net (4)	(94,770)	(53,892)	(56,462)
Earnings from Continuing Operations Before Taxes	$441,203	$350,959	$330,981

(1)Includes $15.0 million in charges during the year ended September 28, 2018 associated with a legal matter.
(2)Includes $25.0 million in charges associated with a certain project for the year ended September 27, 2019.
(3)Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amount of $— million, $14.8 million and $25.6 million for the years ended October 2, 2020, September 27, 2019 and September 28, 2018, respectively. Also includes intangibles amortization of $90.6 million, $79.1 million and $68.1 million for the years ended October 2, 2020, September 27, 2019 and September 28, 2018, respectively.
(4)For the years ended October 2, 2020 and September 27, 2019, other expenses includes revenues under the Company's TSA with Worley of $15.8 million and $35.4 million, respectively, $74.3 million and $64.8 million in fair value adjustments related to our investment in Worley stock (net of Worley Stock dividends) and certain foreign currency revaluations relating to ECR sale proceeds, respectively. Also included for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 is amortization of deferred financing fees related to the CH2M acquisition of $0.7 million, $3.2 million and $1.8 million respectively. Lastly, includes loss on settlement of U.S. pension plan of $2.7 million for the year ended October 2, 2020 and includes gain on settlement of the CH2M retiree medical plans of $35.0 million for the year ended September 27, 2019.
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

    Critical Mission Solutions

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Revenue	$4,965,952	$4,551,162	$3,725,365
Operating Profit	$372,070	$310,043	$255,718
Fiscal 2020 vs. 2019
Critical Mission Solutions (CMS) segment revenues for the year ended October 2, 2020 were $4.97 billion, up $414.8 million, or 9.1%, from $4.55 billion for the prior year. Our increase in revenue was primarily attributable to incremental revenue from the KeyW and John Wood Group nuclear business acquisitions, along with the extra week of activity in fiscal 2020. These favorable impacts more than offset unfavorable COVID-19 related revenue impacts mainly due to challenges from physical distancing requirements, client scheduling changes and other related factors. Impacts on revenues from unfavorable foreign currency translation were approximately $4.5 million for the year ended October 2, 2020.
Operating profit for the segment was $372.1 million for the year ended October 2, 2020, up $62.0 million, or 20.0%, from $310.0 million for the prior year. The increases from the prior year were primarily attributable to incremental operating profit from the KeyW and John Wood Group nuclear business acquisitions, the extra week of activity in fiscal 2020 and the favorable close out of a large program management contract in the first fiscal quarter of 2020. Impacts on operating profit from unfavorable foreign currency translation were approximately $0.4 million for the year ended October 2, 2020. Unfavorable revenue impacts from COVID-19 mentioned above were largely offset by the Company’s mitigating actions in discretionary operating spend and benefits costs, government assistance programs and other areas of improved operating performance.
Fiscal 2019 vs. 2018
CMS segment revenues for the year ended September 27, 2019 were $4.55 billion, up $825.8 million, or 22.2%, from $3.73 billion for the corresponding period in 2018. The increase in revenues was due in large part to nuclear services sector revenue resulting from the CH2M acquisition included for the full year of fiscal 2019 and also incremental revenues from the KeyW acquisition. Also, our CMS revenues were positively impacted by year-over-year revenue volume growth across the legacy portfolio, highlighted by increased spending by customers in the U.S. government business. Impacts on revenues from unfavorable foreign currency were approximately $29.7 million for fiscal year 2019.
Operating profit for the CMS segment was $310.0 million for the year ended September 27, 2019, up $54.3 million, or 21.2%, from $255.7 million for the corresponding period in 2018. In addition to incremental operating profit benefits from the CH2M and KeyW acquisitions, the increase from the prior year was primarily attributable to continued growth in profits from our U.S. governmental business. SG&A for the CMS segment increased for fiscal 2019 attributable mainly to incremental SG&A associated with the CH2M and KeyW acquisitions. Fiscal 2018 included charges of $15.0 million associated with a legal matter.
    People & Places Solutions

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Revenue	$8,601,023	$8,186,706	$6,854,408
Operating Profit	$740,707	$714,394	$527,900

Fiscal 2020 vs. 2019
Revenues for the People & Places Solutions (P&PS) segment for the year ended October 2, 2020 were $8.60 billion, up $414.3 million, or 5.1%, from $8.19 billion for the prior year. The increases in revenue were due in part to portfolio growth across our businesses, highlighted by strong investment in advanced facilities, water and transport infrastructure and project management/construction management ("PMCM") sectors, along with the extra week of activity in fiscal 2020. These favorable performance trends more than offset unfavorable COVID-19 related revenue impacts mainly due to challenges from physical distancing requirements, client scheduling changes and other related factors. Impacts on revenues from unfavorable foreign currency translation were approximately $26.2 million for fiscal 2020.
Operating profit for the segment for the year ended October 2, 2020 was $740.7 million, an increase of $26.3 million, or 3.7%, from $714.4 million for the comparative period in 2019. The year-over-year increase in operating profit was due primarily to positive impacts from the higher year-over-year revenues for the segment, along with the extra week of activity in fiscal 2020 and reductions in costs related to COVID-19 impacts and mitigation efforts. Impacts on operating profit from unfavorable foreign currency translation were approximately $6.1 million for fiscal 2020. Unfavorable revenue impacts from COVID-19 mentioned above were largely offset by the Company’s mitigating actions in discretionary operating spend and benefits costs, government assistance programs and other areas of improved operating performance.
Fiscal 2019 vs. 2018
Revenues for the P&PS segment for the year ended September 27, 2019 were $8.19 billion, an increase of $1.34 billion, or 19.6%, from $6.85 billion for the corresponding period in 2018. The increase in revenues was due in part to favorable impacts resulting from the CH2M acquisition included for the full year of fiscal 2019 together with revenue increases across all our businesses given the strong investment by customers in Life Sciences, Electronics, Water and Transport Infrastructure sectors. Impacts on revenues from unfavorable foreign currency were approximately $57.8 million for fiscal 2019.
Operating profit for the segment for the year ended September 27, 2019 was $714.4 million, up $186.5 million, or 35.3%, compared to $527.9 million for the corresponding period in 2018. The increase in operating profit was in part due to favorable impacts from the CH2M acquisition, together with positive impacts from the higher year over year revenues for the segment. Included in fiscal 2019 results was a $25.0 million charge associated with a project. SG&A for the P&PS segment increased for fiscal 2019, with this increase being attributable mainly to incremental SG&A associated with the CH2M acquisition in December of fiscal 2018.
Other Corporate Expenses
Other corporate expenses were $249.4 million, $264.4 million and $161.8 million for the years ended October 2, 2020, September 27, 2019 and September 28, 2018, respectively. The decrease from fiscal 2019 to fiscal 2020 was due primarily to cost-reduction programs implemented through prior restructuring initiatives and the current year COVID-19 pandemic response. The increase from fiscal 2018 to fiscal 2019 was due primarily to higher intangible amortization expense from the KeyW and John Wood Group nuclear business acquisitions, as well as impacts from company benefit program enhancements. These increases were partly offset by employee related and other cost reductions across the Company's corporate functions. Fiscal 2019 also included approximately $70.2 million of year-to-date other current year cost allocation realignments that occurred in the first quarter of fiscal 2019 in conjunction with the CH2M acquisition. Prior periods were not restated for the cost allocation realignments.
Included in other corporate expenses in the above table are costs and expenses that relate to general corporate activities as well as corporate-managed benefit and insurance programs. Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of our incentive compensation plans relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans. In addition, other corporate expenses may also include from time to time certain adjustments to contract margins (both positive and negative) associated with projects, as well as other items, where it has been determined that such adjustments are not indicative of the performance of the related LOB.

The Company currently holds a 24.5% interest in AWE Management Ltd (AWE ML) that is accounted for under the equity method, and the carrying value of the Company’s investment as of October 2, 2020 was approximately $38 million. As of October 2, 2020, AWE ML was under a contractual operating arrangement with the UK Ministry of Defence (MoD) with multiple years remaining under the arrangement. Subsequent to year end, on November 2, 2020, the MoD unexpectedly announced plans to change its current operating agreements with AWE ML that would result in the early termination of the current contract in 2021. The Company is currently evaluating this subsequent development, including the potential impact on our accounting for this equity method investment in future quarters.
Restructuring and Other Charges
    For discussion regarding restructuring and other charges, see Note 16- Restructuring and Other Charges to the Consolidated Financial Statements.

Backlog Information
We include in backlog the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. Our policy with respect to Operations & Maintenance ("O&M") contracts, however, is to include in backlog the amount of revenues we expect to receive for one succeeding year, regardless of the remaining life of the contract. For national government programs (other than national government O&M contracts, which are subject to the same policy applicable to all other O&M contracts), our policy is to include in backlog the full contract award, whether funded or unfunded, excluding option periods. Because of variations in the nature, size, expected duration, funding commitments and the scope of services required by our contracts, the timing of when backlog will be recognized as revenues can vary greatly between individual contracts.
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
Because certain contracts (e.g., contracts relating to large Engineering, Procurement & Construction ("EPC") projects as well as national government programs) can cause large increases to backlog in the fiscal period in which we recognize the award, and because many of our contracts require us to provide services that span over several fiscal quarters (and sometimes over fiscal years), we evaluate our backlog generally on a year-over-year basis, but also on a sequential, quarter-over-quarter basis, where appropriate.
Please refer to Item 1A- Risk Factors, above, for a discussion of other factors that may cause backlog to ultimately convert into revenues at different amounts.
The following table summarizes our backlog for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in millions):

	October 2, 2020	September 27, 2019	September 28, 2018
Critical Mission Solutions	$9,104	$8,460	$7,130
People & Places Solutions	14,714	14,109	12,825
Total	$23,818	$22,569	$19,955
The increase in backlog in Critical Mission Solutions for the years presented was primarily the result of new awards from the U.S. federal government and the acquisition of John Wood Group's nuclear consulting, remediation and program management business in fiscal 2020.
The increase in backlog in People & Places Solutions for the years presented was primarily the result of new awards in the U.K. and U.S. markets.
Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $8.5 billion (or 35.7% of total backlog), $8.8 billion (or 39.1% of total backlog) and $6.8 billion (or 34.1% of total backlog) at October 2, 2020, September 27, 2019 and September 28, 2018, respectively. Most of our federal government contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).
We estimate that approximately $7.48 billion, or 31.4%, of total backlog at October 2, 2020 will be realized as revenues within the next fiscal year.
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

Liquidity and Capital Resources
At October 2, 2020, our principal sources of liquidity consisted of $862.4 million in cash and cash equivalents and $2.09 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
The amount of cash and cash equivalents at October 2, 2020 represented an increase of $231.4 million from $631.1 million at September 27, 2019, the reasons for which are described below.
Our cash flow provided by operations of $806.8 million during fiscal 2020 was comparatively higher than the $366.4 million in cash flow used for operations for the prior year. This improvement was due primarily to favorable net cash earnings driven in part by improved operating profit performance and mitigating actions from the Company in response to the COVID-19 pandemic. Additionally, this favorable trend in cash from operations benefited from lower working capital levels, due mainly to higher levels of cash used in the prior year for income taxes payable largely attributable to taxes paid on the gain from the ECR sale and favorable cash flow impacts in accrued liabilities, including the deferral of certain payments associated mainly with COVID-19 government assistance programs in the U.S. and Europe, offset mainly by higher cash used in accounts payable.
Our cash used for investing activities for fiscal 2020 of $429.1 million was comparatively lower than the $2.2 billion cash provided by investing activities for the prior year. The change was due primarily to the impact in 2019 of $2.80 billion in cash proceeds associated with the ECR sale and cash paid for the KeyW acquisition of $575.1 million, net of cash acquired. On a comparative basis, cash used in investing activities included approximately $293.6 million in cash paid for the John Wood Group's nuclear business, net of cash acquired in the second quarter of fiscal 2020.
Our cash used for financing activities of $208.3 million in fiscal 2020 resulted mainly from share repurchases of $337.3 million and dividend payments to both shareholders and non-controlling interests totaling $144.0 million, offset by net proceeds from borrowings of $265.3 million. Cash used for financing activities was $2.0 billion in fiscal 2019 resulted mainly from net repayments of borrowings of $1.0 billion primarily related to repayments with cash received from the ECR sale, common stock repurchases of $853.7 million and dividend payments to both shareholders and non-controlling interests of $106.4 million.
At October 2, 2020, the Company had approximately $153.0 million in cash and cash equivalents held in the U.S. and $709.4 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no material impediments to repatriating these funds to the U.S.
In March 2020, the Company entered into a new unsecured term loan facility (the “2020 Term Loan Facility”) with a syndicate of financial institutions as lenders. The principal balance of the 2020 Term Loan Facility was $1.0 billion as of October 2, 2020. The terms and other important details are summarized in Note 9- Borrowings. The 2020 Term Loan Facility was entered into as part of our strategy to increase the portion of our long-term debt that is represented by term loan facilities. During fiscal 2020, the Company used proceeds of the 2020 Term Loan Facility to repay $200.0 million in short-term debt and all but $152.8 million in outstanding amounts under the Revolving Credit Facility.
The Company had $263.0 million in letters of credit outstanding at October 2, 2020. Of this amount, $2.3 million was issued under the Revolving Credit Facility and $260.7 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of John Wood Group's nuclear consulting, remediation and program management business for an enterprise value of £246 million, or approximately $317.9 million, less cash acquired of $24.3 million. The Company has recorded its preliminary purchase accounting processes associated with the acquisitions, which are summarized in Note 14- Business Combinations.
On June 12, 2019, Jacobs completed the acquisition of KeyW by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.6 million which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of $298.4 million. The Company repaid KeyW's outstanding debt by the end of the fourth fiscal quarter of 2019. The Company has recorded its final purchase accounting associated with the acquisition, which is summarized in Note 14- Business Combinations.

On April 26, 2019, Jacobs completed the sale of its ECR business to Worley for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations. We further believe that our financial resources and discretionary spend controls, as well as near term benefits from government assistance programs, will allow us to continue managing the negative impacts of the COVID-19 pandemic on our business operations for the foreseeable future, which is expected to include reduced revenue from operating activities, based on current assumptions and expectations regarding the pandemic. We have taken actions to reduce spending more broadly across the Company, only proceeding with operating and capital spending that is critical. We have also ceased all non-essential hiring and reduced discretionary expenses, including certain employee benefits and compensation. In addition, as a precautionary measure, we temporarily suspended purchases under the share repurchase plan in March 2020 with such suspension remaining in effect through the third fiscal quarter of 2020. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates beyond or lasts longer than current assumptions and expectations.
We were in compliance with all of our debt covenants at October 2, 2020.

Contractual Obligations
The following table sets forth certain information about our contractual obligations as of October 2, 2020 (in thousands):

	Payments Due by Fiscal Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$1,678,620	$—	$—	$1,368,620	$310,000
Interest (1)	188,238	36,844	73,689	53,854	23,851
Operating leases	994,678	184,967	307,834	235,338	266,539
Unfunded portion of defined benefit pension plans (2)	400,391	31,258	66,317	71,728	231,088
Obligations under nonqualified deferred compensation plans (3)	171,130	12,614	26,762	28,946	102,808
Purchase obligations (4)	2,842,462	2,297,161	545,301	—	—
Total	$6,275,519	$2,562,844	$1,019,903	$1,758,486	$934,286
(1)Determined based on borrowings outstanding at the end of fiscal 2020 using the interest rates in effect at that time, considering the effects of interest rate swap agreements, and for our outstanding long-term debt, concluding with the expiration date of the debt facilities as defined below.
(2)Assumes that future contributions will be consistent with amounts contributed in fiscal 2020, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of October 2, 2020. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.
(3)Assumes that future payments will be consistent with amounts paid in fiscal 2020. Due to the non-qualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of October 2, 2020.
(4)Represents those liabilities estimated to be under firm contractual commitments as of October 2, 2020; primarily accounts payable, accrued payroll and accrued dividends.
Effects of Inflation and Changing Prices
The effects of inflation and changing prices on our business is discussed in Item 1A- Risk Factors, and is incorporated herein by reference.
Off-Balance Sheet Arrangements
We are party to financial instruments with off-balance sheet risk in the form of guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off-balance sheet arrangements are not reasonably likely to have a material adverse effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 17- Commitments and Contingencies and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

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
Our Revolving Credit Facility, 2020 Term Loan Facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of October 2, 2020, we had an aggregate of $1.2 billion in outstanding borrowings under our Revolving Credit Facility and 2020 Term Loan Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the 2020 Term Loan Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Revolving Credit Facility and the 2020 Term Loan Facility bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. Additionally, if our consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. However, as discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments, we have entered into swap agreements with an aggregate notional value of $911.5 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $267.1 million in principal amount subject to variable interest rate risk.
For the year ended October 2, 2020, our weighted average floating rate borrowings were approximately $1.2 billion. If floating interest rates had increased by 1.00%, our interest expense for the year ended October 2, 2020 would have increased by approximately $12.2 million.
    Foreign Currency Risk
In situations where our operations incur contract costs in currencies other than their functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $521.5 million in notional value of exchange rate sensitive instruments at October 2, 2020. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act as of October 2, 2020, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of the Evaluation Date were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting as of the Evaluation Date was effective.
The Company's independent registered public accounting firm, Ernst & Young LLP, that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of October 2, 2020, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended October 2, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers, Promoters and Control Persons
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is set forth under the captions “Members of the Board of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers, is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.”
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

PART IV
EXHIBITS AND FINANCIAL STATEMENTS
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1)The Company’s Consolidated Financial Statements at October 2, 2020 and September 27, 2019 and for each of the three years in the period ended October 2, 2020, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.
(2)Financial statement schedules – no financial statement schedules are presented as the required information is either not applicable, or is included in the consolidated financial statements or notes thereto.
(3)See Exhibit Index below.
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

3.2
Amended and Restated Bylaws of Jacobs Engineering Group Inc., dated as of October 5, 2020. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 18, 2020 and incorporated herein by reference.

4.1†	Description of the Registrant’s Securities.

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

10.6
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

10.11#
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

10.14#
Form of Indemnification Agreement entered into between Jacobs Engineering Group Inc. and certain of its officers and directors.  Filed as Exhibit10.1 to the Registrant's Quarterly Report on Form 10-Q for the third quarter of fiscal 2012 and incorporated herein by reference.

10.15#
Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (as amended and restated on January 19, 2017).  Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 24, 2017 and incorporated herein by reference.

10.16#
Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan (as amended and restated on January 19, 2017).  Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 24, 2017 and incorporated herein by reference.

10.17#
Jacobs Engineering Group Inc. Executive Deferral Plan, effective January 1, 2018.  Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 2, 2017 and incorporated herein by reference.

10.18#
Jacobs Engineering Group Inc. Directors Deferral Plan, effective January 1, 2018.  Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on October 2, 2017 and incorporated herein by reference.

10.19#
Jacobs Engineering Group Inc. 1999 Stock Incentive Plan, as amended and restated, effective January 18, 2018. Filed as Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 and incorporated herein by reference.

10.20#
Jacobs Engineering Group Inc. 1999 Outside Director Stock Plan, as amended and restated. Filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 and incorporated herein by reference.

10.21#	Jacobs Engineering Group Inc. Executive Severance Plan, effective May 2, 2018. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on May 4, 2018 and incorporated herein by reference.

10.22#
Form of Restricted Stock Unit Agreement (with dividend equivalent rights) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.39 to the Registrant's fiscal 2017 Annual Report on Form 10-K and incorporated herein by reference.

10.23#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth – 2017 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.45 to the Registrant's fiscal 2017 Annual Report on Form 10-K and incorporated herein by reference.

10.24#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC – 2017 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.46 to the Registrant's fiscal 2017 Annual Report on Form 10-K and incorporated herein by reference.

10.25#
Form of Restricted Stock Unit Agreement (Cash Settled Non-US Employees) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.48 to the Registrant’s fiscal 2015 Annual Report on Form 10-K and incorporated herein by reference.

10.26#
Form of Restricted Stock Unit Award Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Outside Directors Stock Plan).  Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2017 and incorporated herein by reference.

10.27#
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

10.30#
Form of Restricted Stock Unit Agreement (Performance Shares - ROIC - 2019 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 filed February 6, 2019 and incorporated herein by reference.

10.31#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 and incorporated herein by reference.

10.32#
Form of Restricted Stock Unit Agreement (awarded pursuant to the Jacobs Engineering Group, Inc. 1999 Outside Director Stock Plan). Filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 and incorporated herein by reference.

10.33#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth – 2020 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2020 and incorporated herein by reference.

10.34#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC – 2020 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2020 and incorporated herein by reference.

10.35#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2020 and incorporated herein by reference.

10.36
Transition Services Agreement, dated as of April 26, 2019, by and between Jacobs Engineering Group Inc. and WorleyParsons Limited. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on April 29, 2019 and incorporated herein by reference.

10.37# †	Jacobs Engineering Group Inc. Leadership Performance Plan, as amended and restated effective November 18, 2020.

21†	List of Subsidiaries of Jacobs Engineering Group Inc.

23†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	XBRL Coverpage interactive data file

†	Being filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENGINEERING GROUP INC.
Dated:	November 24, 2020	By:	/S/ Steven J. Demetriou
Steven J. Demetriou
Chair of the Board and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Steven J. Demetriou	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	November 24, 2020
Steven J. Demetriou
/S/ Joseph R. Bronson	Director	November 24, 2020
Joseph R. Bronson
/S/ Vincent K. Brooks	Director	November 24, 2020
Vincent K. Brooks
/S/ Robert C. Davidson, Jr.	Director	November 24, 2020
Robert C. Davidson, Jr.
/S/ Ralph E. Eberhart	Director	November 24, 2020
Ralph E. Eberhart
/S/ Manny Fernandez	Director	November 24, 2020
Manny Fernandez
/S/ Georgette D. Kiser	Director	November 24, 2020
Georgette D. Kiser
/S/ Linda Fayne Levinson	Director	November 24, 2020
Linda Fayne Levinson
/S/ Barbara L. Loughran	Director	November 24, 2020
Barbara L. Loughran
/S/ Robert A. McNamara	Director	November 24, 2020
Robert A. McNamara
/S/ Peter J. Robertson	Director	November 24, 2020
Peter J. Robertson
/S/ Christopher M.T. Thompson	Director	November 24, 2020
Christopher M.T. Thompson
/S/ Kevin C. Berryman	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 24, 2020
Kevin C. Berryman
/S/ William B. Allen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 24, 2020
William B. Allen

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
October 2, 2020

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2020

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	October 2, 2020	September 27, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$862,424	$631,068
Receivables and contract assets	3,167,310	2,840,209
Prepaid expenses and other	162,355	189,358
Investment in equity securities	347,510	451,133
Total current assets	4,539,599	4,111,768
Property, Equipment and Improvements, net	319,371	308,143
Other Noncurrent Assets:
Goodwill	5,639,091	5,432,544
Intangibles, net	658,340	665,076
Deferred income tax assets	211,047	514,633
Operating lease right-of-use assets	576,915	—
Miscellaneous	409,990	430,547
Total other noncurrent assets	7,495,383	7,042,800
	$12,354,353	$11,462,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$199,901
Accounts payable	1,061,754	1,072,645
Accrued liabilities	1,249,883	1,386,952
Operating lease liability	164,312	—
Contract liabilities	465,648	414,208
Total current liabilities	2,941,597	3,073,706
Long-term debt	1,676,941	1,201,245
Liabilities relating to defined benefit pension and retirement plans	568,176	575,897
Deferred income tax liabilities	3,366	233,111
Long-term operating lease liability	735,202	—
Other deferred liabilities	573,404	610,094
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 129,747,783 shares and 132,879,395 shares as of October 2, 2020 and September 27, 2019, respectively	129,748	132,879
Additional paid-in capital	2,598,446	2,559,450
Retained earnings	4,020,575	3,939,174
Accumulated other comprehensive loss	(933,057)	(916,812)
Total Jacobs stockholders’ equity	5,815,712	5,714,691
Noncontrolling interests	39,955	53,967
Total Group stockholders’ equity	5,855,667	5,768,658
	$12,354,353	$11,462,711
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended October 2, 2020, September 27, 2019 and September 28, 2018
(In thousands, except per share information)

	October 2, 2020	September 27, 2019	September 28, 2018
Revenues	$13,566,975	$12,737,868	$10,579,773
Direct cost of contracts	(10,980,307)	(10,260,840)	(8,421,223)
Gross profit	2,586,668	2,477,028	2,158,550
Selling, general and administrative expenses	(2,050,695)	(2,072,177)	(1,771,107)
Operating Profit	535,973	404,851	387,443
Other Income (Expense):
Interest income	4,729	9,487	8,984
Interest expense	(62,206)	(83,847)	(76,760)
Miscellaneous (expense) income, net	(37,293)	20,468	11,314
Total other expense, net	(94,770)	(53,892)	(56,462)
Earnings from Continuing Operations Before Taxes	441,203	350,959	330,981
Income Tax Expense for Continuing Operations	(55,320)	(36,954)	(325,632)
Net Earnings of the Group from Continuing Operations	385,883	314,005	5,349
Net Earnings of the Group from Discontinued Operations	137,984	559,214	167,793
Net Earnings of the Group	523,867	873,219	173,142
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(32,022)	(23,045)	(9,534)
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	353,861	290,960	(4,185)
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(2,195)	(177)
Net Earnings Attributable to Jacobs from Discontinued Operations	137,984	557,019	167,616
Net Earnings Attributable to Jacobs	$491,845	$847,979	$163,431
Net Earnings (Loss) Per Share:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$2.69	$2.11	$(0.03)
Basic Net Earnings from Discontinued Operations Per Share	$1.05	$4.03	$1.21
Basic Earnings Per Share	$3.74	$6.14	$1.18

Diluted Net Earnings (Loss) from Continuing Operations Per Share	$2.67	$2.09	$(0.03)
Diluted Net Earnings from Discontinued Operations Per Share	$1.04	$4.00	$1.21
Diluted Earnings Per Share	$3.71	$6.08	$1.18
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Fiscal Years Ended October 2, 2020, September 27, 2019 and September 28, 2018
(In thousands)

	October 2, 2020	September 27, 2019	September 28, 2018
Net Earnings of the Group	$523,867	$873,219	$173,142
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	64,052	15,972	(109,877)
Gain (loss) on cash flow hedges	(21,883)	1,369	118
Change in pension and retiree medical plan liabilities	(75,334)	(157,632)	(27,231)
Other comprehensive income (loss) before taxes	(33,165)	(140,291)	(136,990)
Income Tax (Expense) Benefit:
Foreign currency translation adjustment	(3,722)	—	—
Cash flow hedges	7,285	(568)	859
Change in pension and retiree medical plan liabilities	13,357	30,750	(17,058)
Income Tax (Expense) Benefit:	16,920	30,182	(16,199)
Net other comprehensive income (loss)	(16,245)	(110,109)	(153,189)
Net Comprehensive Income (Loss) of the Group	507,622	763,110	19,953
Net (Earnings) Loss Attributable to Noncontrolling Interests	(32,022)	(25,240)	(9,711)
Net Comprehensive Income (Loss) Attributable to Jacobs	$475,600	$737,870	$10,242
See the accompanying Notes to Consolidated Financial Statements including the Company's note on
Other Financial Information for a presentation of amounts reclassified to net income during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended October 2, 2020, September 27, 2019 and September 28, 2018
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 29, 2017	$120,386	$1,239,782	$3,721,698	$(653,514)	$4,428,352	$58,999	$4,487,351
Net earnings	—	—	163,431	—	163,431	9,711	173,142
Foreign currency translation adjustments	—	—	—	(109,877)	(109,877)	—	(109,877)
Pension and retiree medical plan liability, net of deferred taxes of $17,058	—	—	10,160	(44,289)	(34,129)	—	(34,129)
Gain on derivatives, net of deferred taxes of $(859)	—	—	—	977	977	—	977
Noncontrolling interest acquired / consolidated	—	3,456	—	—	3,456	33,690	37,146
Dividends	—	—	(85,608)	—	(85,608)	—	(85,608)
Distributions to noncontrolling interests	—	—	7,705	—	7,705	(12,391)	(4,686)
Stock based compensation	—	81,196	(1,954)	—	79,242	—	79,242
Issuances of equity securities	21,881	1,385,316	(3,420)	—	1,403,777	—	1,403,777
Repurchases of equity securities	(49)	(911)	(2,021)	—	(2,981)	—	(2,981)
Balances at September 28, 2018	$142,218	$2,708,839	$3,809,991	$(806,703)	$5,854,345	$90,009	$5,944,354
Net earnings	—	—	847,979	—	847,979	25,240	873,219
Disposition of ECR business, net of deferred taxes of $5,402	—	—	—	112,764	112,764	(45,727)	67,037
Adoption of ASC 606, net of deferred taxes of $(10,825)	—	—	(37,209)	—	(37,209)	—	(37,209)
Foreign currency translation adjustments	—	—	—	(84,456)	(84,456)	—	(84,456)
Pension and retiree medical plan liability, net of deferred taxes of $25,348	—	—	—	(139,218)	(139,218)	—	(139,218)
Gain on derivatives, net of deferred taxes of $568	—	—	—	801	801	—	801
Noncontrolling interest acquired / consolidated	—	(1,113)	—	—	(1,113)	—	(1,113)
Dividends	—	—	(92,980)	—	(92,980)	—	(92,980)
Distributions to noncontrolling interests	—	—	—	—	—	(15,555)	(15,555)
Stock based compensation	—	69,128	9	—	69,137	—	69,137
Issuances of equity securities including shares withheld for taxes	1,681	43,508	(6,872)	—	38,317	—	38,317
Repurchases of equity securities	(11,020)	(260,912)	(581,744)	—	(853,676)	—	(853,676)
Balances at September 27, 2019	$132,879	$2,559,450	$3,939,174	$(916,812)	$5,714,691	$53,967	$5,768,658
Net earnings	—	—	491,845	—	491,845	32,022	523,867
Foreign currency translation adjustments, net of deferred taxes of $3,722	—	—	—	60,330	60,330	—	60,330
Pension and retiree medical plan liability, net of deferred taxes of $(13,357)	—	—	—	(61,977)	(61,977)	—	(61,977)
(Loss) Gain on derivatives, net of deferred taxes of $(7,285)	—	—	—	(14,598)	(14,598)	—	(14,598)
Dividends	—	—	(99,921)	—	(99,921)	—	(99,921)
Noncontrolling interests - distributions and other	—	5,002	—	—	5,002	(46,034)	(41,032)
Stock based compensation	—	47,048	1,102	—	48,150	—	48,150
Issuances of equity securities including shares withheld for taxes	998	17,890	(9,447)	—	9,441	—	9,441
Repurchases of equity securities	(4,129)	(30,944)	(302,178)	—	(337,251)	—	(337,251)
Balances at October 2, 2020	$129,748	$2,598,446	$4,020,575	$(933,057)	$5,815,712	$39,955	$5,855,667
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 2, 2020, September 27, 2019 and September 28, 2018
(In thousands)

	October 2, 2020	September 27, 2019	September 28, 2018
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$523,867	$873,219	$173,142
Adjustments to reconcile net earnings to net cash flows provided by (used for) operations:
Depreciation and amortization:
Property, equipment and improvements	91,070	90,171	117,856
Intangible assets	90,563	79,098	80,731
Gain on sale of ECR business	(110,236)	(935,110)	—
Loss on disposal of other businesses and investments	—	9,608	20,967
Loss on investment in equity securities	103,623	78,108	—
Stock based compensation	48,150	69,137	79,242
Equity in earnings of operating ventures, net of return on capital distributions	9,172	(8,784)	(2,639)
Loss on disposals of assets, net	766	6,222	17,491
Impairment of long-lived assets	162,238	—	—
Loss (Gain) on pension and retiree medical plan changes	4,598	(33,087)	5,414
Deferred income taxes	82,275	(105,939)	288,126
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	(107,784)	(67,894)	(428,930)
Prepaid expenses and other current assets	(27,280)	(13,117)	(19,134)
Accounts payable	(92,838)	295,146	183,057
Income taxes payable	35,194	(294,995)	68,970
Accrued liabilities	(27,849)	(305,716)	(37,746)
Other deferred liabilities	(64,390)	(106,256)	(79,280)
Other, net	85,710	3,753	13,885
Net cash provided by (used for) operating activities	806,849	(366,436)	481,152
Cash Flows from Investing Activities:
Additions to property and equipment	(118,269)	(135,977)	(94,884)
Disposals of property and equipment and other assets	96	7,177	3,293
Capital contributions to equity investees, net of return of capital distributions	(12,278)	(8,761)	(5,416)
Acquisitions of businesses, net of cash acquired	(293,580)	(575,110)	(1,488,336)
Disposals of investment in equity securities	—	64,708	—
(Payments) proceeds related to sales of businesses	(5,061)	2,801,425	7,736
Purchases of noncontrolling interests	—	(1,113)	—
Net cash (used for) provided by investing activities	(429,092)	2,152,349	(1,577,607)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,986,661	2,782,193	5,784,355
Repayments of long-term borrowings	(2,521,467)	(3,996,970)	(4,572,182)
Proceeds from short-term borrowings	78	200,001	712
Repayments of short-term borrowings	(200,008)	(28,566)	(3,391)
Debt issuance costs	(1,807)	(3,915)	—
Proceeds from issuances of common stock	37,235	64,958	53,584
Common stock repurchases	(337,251)	(853,676)	(2,981)
Taxes paid on vested restricted stock	(27,794)	(26,641)	(31,108)
Cash dividends, including to noncontrolling interests	(143,962)	(106,396)	(86,569)
Net cash (used for) provided by financing activities	(208,315)	(1,969,012)	1,142,420
Effect of Exchange Rate Changes	61,914	20,809	(26,758)
Net Increase (Decrease) in Cash and Cash Equivalents	231,356	(162,290)	19,207
Cash and Cash Equivalents at the Beginning of the Period	631,068	793,358	774,151
Cash and Cash Equivalents at the End of the Period	862,424	631,068	793,358
Less Cash and Cash Equivalents included in Assets held for Sale	—	—	(158,488)
Cash and Cash Equivalents of Continuing Operations at the End of the Period	$862,424	$631,068	$634,870
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Basis of Presentation
Description of Business
Jacobs is a leading global professional services company that designs and deploys technology-centric solutions to solve many of the world’s most complex challenges. We operate in two lines of business: Critical Mission Solutions and People & Places Solutions.
We provide a broad range of technical, professional and construction services including engineering, design and architectural services; construction and construction management services; operations and maintenance services; and process, scientific and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, the Middle East, India, Australia, New Zealand and Asia. We provide our services under cost-reimbursable and fixed-price contracts, with our fixed-price contracts comprised mainly of professional services arrangements and in some limited cases, construction. The percentage of revenues realized from each of these types of contracts for the fiscal years ended October 2, 2020, September 27, 2019 and September 28, 2018 was as follows:

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Cost-reimbursable	76%	76%	74%
Fixed-price	24%	24%	26%
Basis of Presentation, Definition of Fiscal Year, and Other Matters
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Jacobs Engineering Group Inc. and its subsidiaries and affiliates which it controls. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to current year presentation.
The Company’s fiscal year ends on the Friday closest to September 30 (determined on the basis of the number of workdays) and, accordingly, an additional week of activity is added every five-to-six years. Fiscal 2020 included an extra week of activity.
Effective the beginning of fiscal first quarter 2020, the Company adopted ASU 2016-02, Leases ("ASC 842"), including the subsequent ASU's that amended and clarified the related guidance. The Company adopted ASC 842 using a modified retrospective approach, and accordingly the new guidance was applied to leases that existed or were entered into after the first day of adoption without adjusting the comparative periods presented. Please refer to Note 10- Leases for a discussion of our updated policies and disclosures related to leases.
Effective the beginning of fiscal first quarter 2019, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, including the subsequent ASUs that amended and clarified the related guidance. The Company adopted ASC Topic 606 using the modified retrospective method, and accordingly the new guidance was applied retrospectively to contracts that were not completed or substantially completed as of September 29, 2018 (the date of initial application). Please refer to Note 3- Revenue Accounting for Contracts.
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of the nuclear consulting, remediation and program management business of John Wood Group, a U.K.-based energy services company, for an enterprise value of £246 million, or approximately $317.9 million, less cash acquired of $24.3 million. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 14- Business Combinations.
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S.-based national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.6 million which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of approximately $298.4 million. The Company repaid all of the assumed

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
KeyW debt by the end of the fourth fiscal quarter of 2019. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 14- Business Combinations.
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. As of the year ended September 27, 2019, a portion of the ECR business remained held by Jacobs and continued to be classified as held for sale in accordance with U.S. GAAP. As of October 2, 2020, all of the ECR business to be sold under the terms of the sale has been conveyed to Worley and as such, no amounts remain held for sale. For further discussion see Note 15- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
    On December 15, 2017, the Company completed the acquisition of CH2M HILL Companies, Ltd. ("CH2M"), an international provider of engineering, construction, and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock. The Company paid total consideration of approximately $1.8 billion in cash (excluding $315.2 million of cash acquired) and issued approximately $1.4 billion of Jacobs’ common stock, or 20.7 million shares, to the former stockholders and certain equity award holders of CH2M. In connection with the acquisition, the Company also assumed CH2M’s revolving credit facility and second lien notes, including a $20.0 million prepayment penalty, which totaled approximately $700 million of long-term debt. Immediately following the effective time of the acquisition, the Company repaid CH2M’s revolving credit facility and second lien notes including the related prepayment penalty. The Company has finalized its purchase accounting processes associated with the acquisition, which is summarized in Note 14- Business Combinations.
2.Significant Accounting Policies
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
    See Note 3- Revenue Accounting for Contracts for further discussion.

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
The assets of a joint venture are restricted for use to the obligations of the particular joint venture and are not available for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees which may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. See Note 18- Contractual Guarantees, Litigation, Investigations and Insurance for further discussion.
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
•Consolidated if the Company is the primary beneficiary of a VIE, or holds the majority of voting interests of a non-VIE (and no significant participative rights are available to the other partners).
•Unconsolidated if the Company is not the primary beneficiary of a VIE, or does not hold the majority of voting interest of a non-VIE.
    Our unconsolidated joint ventures (including equity method investments) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable, and impairment losses are recognized for such investments if there is a decline in fair value below carrying value that is considered to be other-than-temporary.
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
Certain other assets and liabilities, such as forward contracts and interest rate swap agreements we purchased as cash-flow hedges discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments and the Company's investment in Worley ordinary shares discussed in Note 15- Sale of Energy, Chemicals and Resources are required to be carried in our Consolidated Financial Statements at Fair Value.
The fair value of the Company’s reporting units (used for purposes of determining whether there is an indication of possible impairment of the carrying value of goodwill) is determined using an income and market approach. Both approaches require us to make certain estimates and judgments. Under the income approach, fair value is determined by using the discounted cash flows of our reporting units. Under the market approach, the fair values of our reporting units are determined by reference to guideline companies that are reasonably comparable to our reporting units; the fair values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of fair values indicated.
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
Cash Equivalents
We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at October 2, 2020 and September 27, 2019 consisted primarily of money market mutual funds and overnight bank deposits.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Unbilled receivables and other, which represent an unconditional right to payment subject only to the passage of time in connection with our client contracts, are reclassified to amounts billed when they are billed under the terms of the contract. Prior to adoption of ASC 606, receivables related to contractual milestones or achievement of performance-based targets were included in unbilled receivables. These are now included in contract assets. We anticipate that substantially all of such unbilled amounts will be billed and collected over the next twelve months.
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
In order to manage short-term liquidity and credit exposure, Jacobs may sell current customer receivables to third parties. When Jacobs sells customer receivables to third parties it accelerates the receipt of cash that would otherwise have been collected from customers and records these transactions as reductions to the receivable amounts. Jacobs does not maintain continuing involvement in these arrangements.
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
When testing goodwill for impairment quantitatively, the Company first compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. During 2020, we completed our annual goodwill impairment test and quantitatively determined that none of our goodwill was impaired. We have determined that the fair value of our reporting units substantially exceeded their respective carrying values for the Consolidated Balance Sheets presented.
Impairment of Long-Lived Assets
Our long-lived assets other than goodwill principally consist of right-of-use lease assets, property, equipment and improvements, and finite-lived intangible assets. These long-lived assets are evaluated for impairment for each of our asset groups in accordance with ASC 360 by first identifying whether indicators of impairment exist. If such indicators are present, we assess long-lived asset groups for recoverability based on estimated future undiscounted cash flows. For asset groups where the recoverability test fails, the fair value of each asset group is then estimated and compared to its carrying amount. An impairment loss is recognized for the amount by which an asset group’s carrying value exceeds its fair value.

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
ASC 842 provided several optional practical expedients for use in transition to and ongoing application of ASC 842. The Company elected to utilize the package of practical expedients in ASC 842-10-65-1(f) that, upon adoption of ASC 842, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient pertaining to the use of hindsight. The Company elected to utilize the practical expedient in ASC 842-10-15-37 in which the Company has chosen to account for each separate lease component of a contract and its associated non-lease components as a single lease component.
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
The Company’s right-of use assets and lease liabilities relate to real estate, project assets used in connection with long-term construction contracts, IT assets and vehicles. The Company’s leases have remaining lease terms of one year to thirteen years. The Company’s lease obligations are primarily for the use of office space and are primarily operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
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
We measure our defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end, which is September 30, 2020 as the alternative measurement date in accordance with FASB guidance ASU 2015-04, Compensation Retirement Benefit (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Asset. This guidance allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end.

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
3.     Revenue Accounting for Contracts
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
The following table further disaggregates our revenue by geographic area for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Revenues:
United States	$10,158,508	$9,006,730	$6,908,988
Europe	2,253,284	2,242,976	2,495,805
Canada	227,067	213,172	189,865
Asia	117,698	195,023	163,761
India	50,618	62,543	52,533
Australia and New Zealand	537,076	533,251	578,108
South America and Mexico	11	7,416	17,656
Middle East and Africa	222,713	476,757	173,057
Total	$13,566,975	$12,737,868	$10,579,773

    The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues:

For the Years Ended
October 2, 2020	September 27, 2019	September 28, 2018
33%	27%	32%

Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the year ended October 2, 2020 that was included in the contract liability balance on September 27, 2019 was $410.0 million. Revenue recognized for the year ended September 27, 2019 that was included in the contract liability balance on September 28, 2018 was $350.3 million.
Remaining Performance Obligations
The Company’s remaining performance obligations as of October 2, 2020 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $14.6 billion in remaining performance obligations as of October 2, 2020. The Company expects to recognize 50% of our remaining performance obligations within the next twelve months and the remaining 50% thereafter.
Although remaining performance obligations reflect business that is considered to be firm, cancellations, scope adjustments, foreign currency exchange fluctuations or project deferrals may occur that impact their volume or the expected timing of their recognition. Remaining performance obligations are adjusted to reflect any known project

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Numerator for Basic and Diluted EPS:
Net earnings (loss) attributable to Jacobs from continuing operations	$353,861	$290,960	$(4,185)
Net earnings from continuing operations allocated to participating securities	(72)	(415)	—
Net earnings (loss) from continuing operations allocated to common stock for EPS calculation	$353,789	$290,545	$(4,185)

Net earnings attributable to Jacobs from discontinued operations	$137,984	$557,019	$167,616
Net earnings from discontinued operations allocated to participating securities	(28)	(795)	(808)
Net earnings from discontinued operations allocated to common stock for EPS calculation	$137,956	$556,224	$166,808

Net earnings allocated to common stock for EPS calculation	$491,745	$846,769	$162,623

Denominator for Basic and Diluted EPS:
Weighted average basic shares	131,541	138,104	138,182
Shares allocated to participating securities	(27)	(197)	(646)
Shares used for calculating basic EPS attributable to common stock	131,514	137,907	137,536

Effect of dilutive securities:
Stock compensation plans (1)	1,207	1,299	—
Shares used for calculating diluted EPS attributable to common stock	132,721	139,206	137,536

Net Earnings Per Share:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$2.69	$2.11	$(0.03)
Basic Net Earnings from Discontinued Operations Per Share	$1.05	$4.03	$1.21
Basic EPS	$3.74	$6.14	$1.18
Diluted Net Earnings (Loss) from Continuing Operations Per Share	$2.67	$2.09	$(0.03)
Diluted Net Earnings from Discontinued Operations Per Share	$1.04	$4.00	$1.21
Diluted EPS	$3.71	$6.08	$1.18
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
The following table summarizes the activity under the 2019 Repurchase Authorization during fiscal 2020:

Amount Authorized (2019 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$81.68	4,129,003	4,129,003
(1)Includes commissions paid and calculated at the average price per share
As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020, with such suspension remaining in effect through the fiscal third quarter of 2020. During the fourth fiscal quarter of 2020, the Company resumed share repurchases on a limited basis. As of October 2, 2020, the Company has $57.9 million remaining under the 2019 Repurchase Authorization.
On January 16, 2020, the Company’s Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). There have been no repurchases under the 2020 Repurchase Authorization as of October 2, 2020.
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
Dividends
On September 17, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.19 per share of the Company’s common stock which was paid on October 30, 2020, to shareholders of record on the close of business on October 2, 2020. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through October 2, 2020 and the preceding fiscal year are as follows:

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
July 9, 2020	July 24, 2020	August 21, 2020	$0.19
May 5, 2020	May 20, 2020	June 17, 2020	$0.19
January 16, 2020	January 31, 2020	February 28, 2020	$0.19
September 19, 2019	October 4, 2019	November 1, 2019	$0.17
July 11, 2019	July 26, 2019	August 23, 2019	$0.17
May 2, 2019	May 17, 2019	June 14, 2019	$0.17
January 17, 2019	February 15, 2019	March 15, 2019	$0.17

5.    Goodwill and Intangibles
The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets October 2, 2020 and September 27, 2019 was as follows (in millions):

	Critical Mission Solutions	People & Places Solutions	Total
Balance September 27, 2019	$2,202	$3,231	$5,433
Acquired	206	—	206
Post-Acquisition Adjustments	2	—	2
Disposed	—	(6)	(6)
Foreign Exchange Impact	(1)	5	4
Balance October 2, 2020	$2,409	$3,230	$5,639
The following table provides a roll-forward of the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets for the year ended October 2, 2020 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Other	Total
Balances, September 27, 2019	$622,392	$40,833	$1,183	$668	$665,076
Acquired	73,558	6,452	—	—	80,010
Transfer to lease right-of-use asset as a result of adoption of ASC 842	—	—	—	(668)	(668)
Amortization	(86,401)	(3,734)	(428)	—	(90,563)
Foreign currency translation	4,496	21	(32)	—	4,485
Balances, October 2, 2020	$614,045	$43,572	$723	$—	$658,340
Weighted Average Amortization Period (years)	8	11	10	—	8
The weighted average amortization period includes the effects of foreign currency translation.
The following table presents estimated amortization expense of intangible assets for fiscal 2021 and for the succeeding years. The amounts below include preliminary amortization estimates for the Wood Group opening balance sheet fair values that are still preliminary and are subject to change.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal Year	(in millions)
2021	$90.7
2022	89.7
2023	89.4
2024	89.2
2025	88.8
Thereafter	210.5
Total	$658.3

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
6.    Other Financial Information
Receivables and contract assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at October 2, 2020 and September 27, 2019 as well as certain other related information (in thousands):

	October 2, 2020	September 27, 2019
Components of receivables:
Amounts billed, net	$1,294,204	$1,222,339
Unbilled receivables and other	1,449,184	1,216,028
Contract assets	423,922	401,842
Total receivables and contract assets, net	$3,167,310	$2,840,209
Other information about receivables:
Amounts due from the United States federal government included above, net of advanced billings	$600,207	$630,975
Property, Equipment and Improvements, Net
The following table presents the components of our property, equipment and improvements, net at October 2, 2020 and September 27, 2019 (in thousands):

	October 2, 2020	September 27, 2019
Land	$966	$355
Buildings	21,550	14,331
Equipment	560,352	533,804
Leasehold improvements	187,980	247,660
Construction in progress	16,410	8,781
	787,258	804,931
Accumulated depreciation and amortization	(467,887)	(496,788)
	$319,371	$308,143

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents our property, equipment and improvements, net by geographic area for the years ended October 2, 2020 and September 27, 2019 (in thousands):

	For the Years Ended
	October 2, 2020	September 27, 2019
Property, equipment and improvements, net:
United States	$230,881	$230,476
Europe	59,321	52,775
Canada	2,599	3,199
Asia	3,817	5,652
India	10,710	2,379
Australia and New Zealand	10,492	12,091
Middle East and Africa	1,551	1,571
Total	$319,371	$308,143
See discussion in Note 10- Leases, regarding impairments recorded in the current year relating to the Company's real estate lease portfolio and related property, equipment and improvements, net.
Accrued Liabilities
The following table presents the components of “Accrued liabilities” shown in the accompanying Consolidated Balance Sheets at October 2, 2020 and September 27, 2019 (in thousands):

	October 2, 2020	September 27, 2019
Accrued payroll and related liabilities	$746,637	$677,313
Project-related accruals	60,531	58,835
Non project-related accruals	237,204	258,312
Insurance liabilities	75,267	83,968
Sales and other similar taxes	104,720	34,390
Deferred rent	—	68,914
Dividends payable	25,524	23,439
Deferred gain on ECR disposition (1)	—	179,208
Current liabilities held for sale	—	2,573
Total	$1,249,883	$1,386,952
(1)    See Note 15- Sale of Energy, Chemicals and Resource ("ECR") Business for discussion regarding deferred gain.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated income (loss) after-tax for the years ended October 2, 2020 and September 27, 2019 (in thousands):

	Change in Pension and Retiree Medical Plan Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at September 28, 2018	$(309,867)	$(496,017)	$(819)	$(806,703)
Other comprehensive income (loss)	(104,434)	(84,456)	990	(187,900)
Reclassifications from other comprehensive income (loss)	(22,448)	100,428	(189)	77,791
Balance at September 27, 2019	$(436,749)	$(480,045)	$(18)	$(916,812)
Other comprehensive income (loss)	(61,994)	60,330	(17,569)	(19,233)
Reclassifications from other comprehensive income (loss)	17	—	2,971	2,988
Balance at October 2, 2020	$(498,726)	$(419,715)	$(14,616)	$(933,057)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
7.    Income Taxes
    The following table presents the components of our consolidated income taxes for continuing operations for years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Current income tax (benefit) expense from continuing operations:
Federal	$(37,030)	$25,549	$49,829
State	(5,021)	6,639	(1,546)
Foreign	41,616	57,156	20,858
Total current tax expense from continuing operations	(435)	89,344	69,141
Deferred income tax expense (benefit) from continuing operations:
Federal	53,485	6,607	230,358
State	7,133	20,408	17,318
Foreign	(4,863)	(79,405)	8,815
Total deferred tax expense (benefit) from continuing operations	55,755	(52,390)	256,491
Consolidated income tax expense from continuing operations	$55,320	$36,954	$325,632
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States and significantly revised the U.S. corporate income tax laws. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts during a one year “measurement period” like that used when accounting for business combinations. As of December 22, 2018, we completed our accounting for the tax effects of the enactment of the Act. For the deferred tax balances, we measured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s revised measurement resulted in cumulative charges to income tax expense of $144.4 million during fiscal year 2018. Additionally, in fiscal year 2019, the Company recorded $24.4 million of tax expense associated with the valuation of U.S. net operating losses that were expected to be recovered at 35%, but were actually utilized at 21%.

The Act called for a one-time tax on deemed repatriation of foreign earnings. This one-time transition tax was based on our total post-1986 earnings and profits (E&P) of certain of our foreign subsidiaries. We recorded $14.3 million in cumulative transition taxes during the measurement period in fiscal year 2018, although the transition tax was expected to be offset by foreign tax credits in the future, resulting in no additional cash tax liability.

    In fiscal 2018 the Company adopted ASU No 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance provides the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income as a result of tax reform. As a result of adoption of ASU 2018-02, the Company reclassified $10.2 million in accumulated other comprehensive income to retained earnings relating to the fiscal 2018 year deferred tax activity for its U.S. pension plans resulting from the Act.
Deferred taxes reflect the tax effects of temporary differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the components of our net deferred tax assets at October 2, 2020 and September 27, 2019 (in thousands):

	October 2, 2020	September 27, 2019
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$55,949	$56,854
Other employee benefit plans	132,613	149,276
Net operating losses	197,987	241,033
Foreign tax credit	87,259	84,553
Other credits	6,808	13,881
Contract revenues and costs	70,733	51,579
Investments	49,848	23,204
Lease liability	154,979	—
Deferred rent	—	21,847
Restructuring	11,974	8,205
Valuation allowance	(140,578)	(153,257)
Gross deferred tax assets	627,572	497,175
Deferred tax liabilities:
Depreciation and amortization	(240,097)	(177,002)
Lease right of use asset	(89,824)	—
Unremitted earnings	(17,295)	(29,761)
Partnership investment	(66,082)	—
Other, net	(6,593)	(8,890)
Gross deferred tax liabilities	(419,891)	(215,653)
Net deferred tax assets	$207,681	$281,522
    A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. The valuation allowance was $140.6 million at October 2, 2020 and $153.3 million at September 27, 2019. Of the $12.7 million decrease in the valuation allowance, $15.1 million relates to a decrease for a change in judgment on the realizability of deferred tax assets in the U.K., which is offset by a $2.4 million increase attributable to current year activity.
At October 2, 2020 and September 27, 2019, the domestic and international net operating loss (NOL) carryforwards totaled $783.9 million and $945.1 million, resulting in an NOL deferred tax asset of $198.0 million and $241.0 million, respectively. The Company's net operating losses have various expiration periods between 2021 and indefinite periods. At October 2, 2020, the Company has foreign tax credit carryforwards of $87.3 million, expiring between 2022 and 2037.
The following table presents the income tax benefits from continuing operations realized from the exercise of non-qualified stock options and disqualifying dispositions of stock sold under our employee stock purchase plans for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in millions):

For the Years Ended
October 2, 2020	September 27, 2019	September 28, 2018
$10.2	$7.9	$2.2

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles total income tax expense from continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense for continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (dollars in thousands):

	For the Years Ended
	October 2, 2020	%	September 27, 2019	%	September 28, 2018	%
Statutory amount	$92,652	21.0%	$73,701	21.0%	$81,421	24.6%
State taxes, net of the federal benefit	7,254	1.6%	10,183	2.9%	15,772	4.8%
Exclusion of tax on non-controlling interests	(6,622)	(1.5)%	(4,839)	(1.4)%	(2,389)	(0.7)%
Foreign:
Difference in tax rates of foreign operations	(6,267)	(1.4)%	1,083	0.3%	2,815	0.9%
Benefit from foreign valuation allowance release	(16,861)	(3.8)%	(29,125)	(8.3)%	(5,088)	(1.5)%
U.S. tax cost (benefit) of foreign operations	42,992	9.7%	(17,760)	(5.1)%	4,030	1.2%
Tax differential on foreign earnings	19,864	4.5%	(45,802)	(13.1)%	1,757	0.6%
Foreign tax credits	(26,471)	(6.0)%	(15,682)	(4.5)%	(21,735)	(6.6)%
Tax Rate Change	(6,811)	(1.5)%	—	—	—	—
Tax reform	—	—%	36,674	10.4%	155,756	47.1%
Valuation allowance	—	—%	(207)	(0.1)%	104,221	31.5%
Uncertain tax positions	(11,338)	(2.6)%	(6,883)	(2.0)%	(1,402)	(0.4)%
Other items:
IRS §179D deduction	(7,267)	(1.6)%	(2,957)	(0.8)%	(4,557)	(1.4)%
Disallowed officer compensation	5,081	1.2%	5,568	1.6%	1,510	0.5%
Stock compensation	(10,234)	(2.3)%	(7,864)	(2.2)%	(2,158)	(0.7)%
Other items – net	(788)	(0.2)%	(4,938)	(1.4)%	(2,564)	(0.8)%
Total other items	(13,208)	(3.0)%	(10,191)	(2.8)%	(7,769)	(2.4)%
Taxes on income from continuing operations	$55,320	12.5%	$36,954	10.5%	$325,632	98.4%
    The following table presents income tax payments made during the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in millions):

October 2, 2020	September 27, 2019	September 28, 2018
$39.8	$291.7	$44.3
The following table presents the components of our consolidated earnings from continuing operations before taxes for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
United States earnings	$208,302	$225,898	$263,991
Foreign earnings	232,901	125,061	66,990
	$441,203	$350,959	$330,981
The tax cost, net of applicable credits, have been provided on the undistributed earnings of the Company’s foreign subsidiaries. As of October 2, 2020, the estimated tax cost of repatriating earnings to the United States is approximately $16.2 million. The Company does not assert any earnings to be permanently reinvested.
The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties reported above the line (i.e., not as part of income tax expense). The Company’s liability for gross unrecognized tax benefits was $93.4 million and $85.2 million at October 2, 2020 and September 27, 2019, respectively, after ASU 2013-11 netting of $9.1 million and $19.2 million, respectively. If recognized, $86.2 million would affect the Company’s consolidated effective income tax rate. The Company had $40.4 million and $51.1 million in accrued interest and penalties at October 2, 2020 and September 27, 2019, respectively. The Company estimates that, within twelve months, we may realize a decrease in our uncertain tax positions

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
of approximately $5.5 million as a result of concluding various tax audits and closing tax years. As of October 2, 2020, the Company’s U.S. federal income tax returns for tax years 2013 and forward remain subject to examination.
The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits for both continuing and discontinued operations, with ECR-sale related impacts removed in the Acquisitions/Divestitures row, for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Balance, beginning of year	$104,355	$179,140	$38,580
Acquisitions/Divestitures	—	(31,004)	137,912
Additions based on tax positions related to the current year	1,064	7,455	9,780
Additions for tax positions of prior years	7,472	1,994	5,561
Reductions for tax positions of prior years	(6,695)	(49,849)	(8,962)
Settlement	(3,712)	(3,381)	(3,731)
Balance, end of year	$102,484	$104,355	$179,140
On March 6, 2020, the Company completed the acquisition of John Wood Group's nuclear business, on June 12, 2019, the Company completed the acquisition of KeyW and on December 15, 2017 the Company completed the acquisition of CH2M. For income tax purposes, the transactions were accounted for as stock purchases. As a result of the acquisitions, the Company adjusted its U.S. GAAP opening balance sheet of John Wood Group, KeyW and CH2M to reflect estimates of the fair value of the net assets acquired. For income tax purposes, the tax attributes and basis of net assets acquired carryover without any step-up to fair value. For John Wood Group's nuclear business, the Company has made preliminary estimates and recorded deferred taxes associated with the purchase accounting. It is expected that the Company will make adjustments to the purchase accounting over the relevant measurement period as allowed by ASC 805. For KeyW, the Company completed its purchase accounting in the third quarter of the current fiscal year.
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

	October 2, 2020	September 27, 2019
Current assets	$261.6	$192.6
Non-Current assets	0.2	—
Total assets	$261.8	$192.6
Current liabilities	$190.3	$138.5
Non-current liabilities	—	—
Total liabilities	$190.3	$138.5

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Revenue	$912.9	$571.6	$481.4
Direct cost of contracts	(807.9)	(526.7)	(452.9)
Gross profit	105.0	44.9	28.5
Net earnings	$72.6	$45.2	$28.4
    Unconsolidated joint ventures are accounted for under the equity method or proportionate consolidation. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
venture are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenue, and costs are included in the Company’s balance sheet and results of operations. For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $64.1 million and $63.0 million as of October 2, 2020, respectively and $61.1 million and $63.7 million as of September 27, 2019, respectively. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture is included in other noncurrent Assets: miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and Jacobs' investment created when Jacobs purchased their share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of October 2, 2020, the Company’s equity method investments exceeded its share of venture net assets by $71.1 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of October 2, 2020 and September 27, 2019 were a net asset of $161.3 million and $157.9 million, respectively. During the years ended October 2, 2020, September 27, 2019, and September 28, 2018, we recognized income from equity method joint ventures of $82.2 million, $48.5 million, and $47.9 million, respectively.
Summary financial information of unconsolidated joint ventures accounted for under the equity method, as derived from their unaudited financial statements, is as follows (in millions):

	October 2, 2020	September 27, 2019
Current assets	$1,697.0	$1,443.5
Non-Current assets	34.9	29.9
Total assets	$1,731.9	$1,473.4
Current liabilities	$889.7	$692.1
Non-current liabilities	631.0	473.6
Total liabilities	1,520.7	1,165.7
Joint ventures' equity	211.2	307.7
Total liabilities & joint venture equity	$1,731.9	$1,473.4

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Revenue	$3,447.0	$3,533.1	$3,165.0
Direct cost of contracts	(3,126.6)	(3,176.2)	(2,902.5)
Gross profit	$320.4	$356.9	$262.5
Net earnings	$245.3	$227.0	$221.1
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $8.3 million and $19.5 million as of October 2, 2020 and September 27, 2019, respectively.
The Company currently holds a 24.5% interest in AWE Management Ltd (AWE ML) that is accounted for under the equity method, and the carrying value of the Company’s investment as of October 2, 2020 was approximately $38 million. As of October 2, 2020, AWE ML was under a contractual operating arrangement with the UK Ministry of Defence (MoD) with multiple years remaining under the arrangement. Subsequent to year end, on November 2, 2020, the MoD unexpectedly announced plans to change its current operating agreements with AWE ML that would result in the early termination of the current contract in 2021. The Company is currently evaluating this subsequent development, including the potential impact on our accounting for this equity method investment in future quarters.
9.    Borrowings
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Long-term Debt
The following table presents certain information regarding the Company’s long-term debt at October 2, 2020 and September 27, 2019 (dollars in thousands):

	Interest Rate	Maturity	October 2, 2020	September 27, 2019
Revolving Credit Facility	LIBOR + applicable margin (1)	March 2024	$152,794	$303,780
2020 Term Loan Facility	LIBOR + applicable margin (2)	March 2025	1,025,826	—
2017 Term Loan Facility	LIBOR + applicable margin (3)	December 2020	—	400,000
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Deferred Financing Fees			(1,679)	(2,535)
Total Long-term debt, net			$1,676,941	$1,201,245
(1)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5%  or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates, including applicable margins, at October 2, 2020 and September 27, 2019 were approximately 1.39% and 2.97%.
(2)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2020 Term Loan Facility (defined below)), borrowings under the 2020 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rate, including applicable margin, at October 2, 2020 was approximately 1.37%.
(3)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2017 Term Loan Facility (defined below)), borrowings under the 2017 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 1.0% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rate, including applicable margin, at September 27, 2019 was approximately 3.05%.
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility") which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at October 2, 2020.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
On March 25, 2020, the Company entered into an unsecured term loan facility (the “2020 Term Loan Facility”) with a syndicate of financial institutions as lenders. Under the 2020 Term Loan Facility, the Company borrowed an aggregate principal amount of $730.0 million and one of the Company's U.K. subsidiaries borrowed an aggregate principal amount of £250.0 million. The proceeds of the term loans were used to repay the Bilateral Term Loan and for general corporate purposes. The 2020 Term Loan Facility contains affirmative and negative covenants and events of default customary for financings of this type that are consistent with those included in the Revolving Credit Facility. We were in compliance with the covenants under the 2020 Term Loan Facility at October 2, 2020. During fiscal 2020, the Company entered into interest rate and cross currency derivative contracts to swap a portion of our variable rate debt to fixed rate debt. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
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
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500.0 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at October 2, 2020.
We believe the carrying value of the Revolving Credit Facility and the 2020 Term Loan Facility approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $543.7 million at October 2, 2020, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $2.3 million in letters of credit under the Revolving Credit Facility, leaving $2.09 billion of available borrowing capacity under the Revolving Credit Facility at October 2, 2020. In addition, the Company had issued $260.7 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $263.0 million at October 2, 2020.
The following table presents the amount of interest paid by the Company during October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

For the Years Ended
October 2, 2020	September 27, 2019	September 28, 2018
$58,257	$81,582	$68,467

10.    Leases
The components of lease expense (reflected in selling, general and administrative expenses) for the year ended October 2, 2020 were as follows (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year Ended
Lease cost
Operating lease cost	$169,967
Variable lease cost	35,083
Sublease income	(14,719)
Total lease cost	$190,331
Supplemental information related to the Company's leases for the year ended October 2, 2020 was as follows (in thousands):

Year Ended
Cash paid for amounts included in the measurements of lease liabilities	$195,345
Right-of-use assets obtained in exchange for new operating lease liabilities	$66,761
Weighted average remaining lease term - operating leases	7 years
Weighted average discount rate - operating leases	2.7%
Total remaining lease payments under the Company's leases for each of the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2021	$184,967
2022	163,166
2023	144,668
2024	127,472
2025	107,866
Thereafter	266,539
994,678
Less Interest	(95,164)
$899,514

Right-of-Use and Other Long-Lived Asset Impairment
In the fourth fiscal quarter of 2020, as a result and in consideration of the impacts of the COVID-19 pandemic and the changing nature of the Company's use of office space for its workforce, the Company evaluated its existing real estate lease portfolio as part of its transformation initiatives related to real estate and staffing programs. These initiatives during the fourth quarter resulted in the actual abandonment of certain leased office spaces and the establishment of a formal plan to sublease certain other leased spaces that will no longer be utilized by the Company. In connection with the Company’s actions related to these initiatives, the Company evaluated certain of its lease right-of-use assets and related property, equipment and leasehold improvements for impairment under ASC 360.
As a result of the analysis, the Company recognized an impairment loss during the fourth quarter of fiscal 2020 of $162 million, which is included in selling, general and administrative expenses in the accompanying statement of earnings for the fiscal year ended October 2, 2020. The impairment loss recorded includes $127 million related to right-of-use lease assets and $35 million related to other long-lived assets, including property, equipment and improvements and leasehold improvements.
The fair values for the asset groups relating to the impaired long-lived assets were estimated primarily using discounted cash flow models (income approach) with Level 3 inputs. The significant assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods and discount rates that reflects the level of risk associated with receiving future cash flows.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
11.    Employee Stock Purchase and Stock Incentive Plans
Employee Stock Purchase Plans
Under the 1989 ESPP and the GESPP, eligible employees who elect to participate in these plans are granted the right to purchase shares of the common stock of Jacobs at a discount that is limited to 5% of the per-share market value on the day shares are sold to employees. The following table summarizes the stock issuance activity under the 1989 ESPP and the GESPP for the fiscal years ended October 2, 2020, September 27, 2019 and September 28, 2018:

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Aggregate Purchase Price Paid for Shares Sold:
Under the 1989 ESPP	$25,364,252	$24,824,232	$21,590,858
Under the GESPP	2,448,349	2,471,193	2,240,609
Total	$27,812,601	$27,295,425	$23,831,467
Aggregate Number of Shares Sold:
Under the 1989 ESPP	304,018	354,580	357,899
Under the GESPP	29,060	34,843	36,405
Total	333,078	389,423	394,304
On January 19, 2017, the Company’s stockholders approved an increase in the number of shares authorized by 4,350,000 shares for the 1989 ESPP and by 150,000 shares for the GESPP.
At October 2, 2020, there remains 3,529,357 shares reserved for issuance under the 1989 ESPP and 74,672 shares reserved for issuance under the GESPP.
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

	1999 SIP	1999 ODSP	Total
Number of shares authorized	29,850,000	1,100,000	30,950,000
Number of remaining shares reserved for issuance at October 2, 2020	5,272,572	359,875	5,632,447
Number of shares relating to outstanding stock options at October 2, 2020	568,114	138,375	706,489
Number of shares available for future awards:
At October 2, 2020	4,704,458	221,500	4,925,958
At September 27, 2019	4,963,761	256,252	5,220,013
Effective September 28, 2012, all grants of shares under the 1999 SIP are issued on a fungible basis.  An award other than an option or SAR are granted on a 1.92-to-1.00 basis (“Fungible”). An award of an option or SAR are granted on a 1-to-1 basis (“Not Fungible”).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the fair value of shares (of restricted stock and restricted stock units) vested for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Restricted Stock and Restricted Stock Units (service condition)	$29,209	$37,864	$64,121
Restricted Stock Units (service, market, and performance conditions at target)	20,998	17,124	2,626
Total	$50,207	$54,988	$66,747
At October 2, 2020, the amount of compensation cost relating to non-vested awards not yet recognized in the financial statements is approximately $61.3 million. The majority of these unrecognized compensation costs will be recognized by the first quarter of fiscal 2022. The weighted average remaining contractual term of options currently exercisable is 2.1 years.
Stock Options
    The following table summarizes the stock option activity for the years ended October 2, 2020, September 27, 2019 and September 28, 2018:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at September 29, 2017	2,516,825	$46.19
Exercised	(636,019)	$46.93
Cancelled or expired	(114,047)	$52.26
Outstanding at September 28, 2018	1,766,759	$45.53
Exercised	(828,529)	$45.63
Cancelled or expired	(11,624)	$42.10
Outstanding at September 27, 2019	926,606	$45.48
Exercised	(212,467)	$44.05
Cancelled or expired	(7,650)	$45.31
Outstanding at October 2, 2020	706,489	$45.91
Cash received from the exercise of stock options, net of tax remitted, during the year ended October 2, 2020 was $9.4 million.
Stock options outstanding at October 2, 2020 consisted entirely of non-qualified stock options. The following table presents the total intrinsic value of stock options exercised for the fiscal years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

For the Years Ended
October 2, 2020	September 27, 2019	September 28, 2018
$9,986	$27,720	$13,931

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
    The total intrinsic value of stock options exercisable at October 2, 2020 was approximately $34.1 million. The following table presents certain other information regarding our 1999 SIP and 1999 OSDP for the fiscal years ended October 2, 2020, September 27, 2019 and September 28, 2018:

	October 2, 2020	September 27, 2019	September 28, 2018
At fiscal year end:
Range of exercise prices for options exercisable	$32.51–$60.43	$32.51–$60.43	$32.51–$60.43
Number of options exercisable	706,489	860,114	1,557,900
For the fiscal year:
Range of prices relating to options exercised	$37.03–$60.08	$36.88-$60.43	$35.93-$61.26
    The following table presents certain information regarding stock options outstanding and stock options exercisable at October 2, 2020:

	October 2, 2020
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Number	Weighted Average Exercise Price
$32.51 - $37.03	36,500	1.63	$36.97	36,500	$36.97
$37.43 - $46.09	468,077	4.51	$43.08	468,077	$43.08
$47.11 - $55.13	173,537	2.72	$53.05	173,537	$53.05
$60.08 - $80.63	28,375	3.35	$60.39	28,375	$60.39
	706,489	3.88	$45.91	706,489	$45.91
The 1999 ODSP and the 1999 SIP allow participants to satisfy the exercise price of stock options by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity. The weighted average remaining contractual term of options currently exercisable is 3.88 years.
Restricted Stock
The following table presents the number of shares of restricted stock and restricted stock units issued as common stock under the 1999 SIP for the years ended October 2, 2020, September 27, 2019 and September 28, 2018:

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Restricted stock	—	—	—
Restricted stock units (service condition)	351,670	318,056	1,087,724
Restricted stock units (service and performance conditions)	202,792	240,068	254,784
The amount of restricted stock units issued for awards with performance and market conditions in the above table are issued based on performance against the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions related to the awards as well as achieving the service condition required for the restricted stock units to vest.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the number and weighted average grant-date fair value of restricted stock and restricted stock units at October 2, 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 27, 2019	1,723,037	$65.80
Granted	728,478	$85.61
Vested	(850,054)	$60.37
Canceled	(75,935)	$75.86
Outstanding at October 2, 2020	1,525,526	$77.88
The following table presents the number of shares of restricted stock and restricted stock units canceled and withheld for taxes under the 1999 SIP for the years ended October 2, 2020, September 27, 2019 and September 28, 2018:

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Restricted stock	34,417	105,301	284,254
Restricted stock units (service condition)	183,099	295,122	336,516
Restricted stock units (service, market and performance conditions)	160,781	183,654	95,063
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
The following table provides the number of restricted stock units outstanding at October 2, 2020 under the 1999 SIP. No shares of restricted stock were issued under the 1999 ODSP during such periods.

October 2, 2020
Restricted stock	—
Restricted stock units (service condition)	756,054
Restricted stock units (service, market and performance conditions)	647,262
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 ODSP for the years ended October 2, 2020, September 27, 2019 and September 28, 2018:

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Restricted stock units (service condition)	18,100	26,372	21,620
The following table provides the number of shares of restricted stock and restricted stock units outstanding at October 2, 2020 under the 1999 ODSP:

October 2, 2020
Restricted stock	34,000
Restricted stock units (service condition)	88,210
All shares granted under the 1999 ODSP are issued on a 1.92-to-1.00 basis.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12.    Savings and Deferred Compensation Plans
Savings Plans
We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under Section 401(k) of the U.S. Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. The following table presents the Company’s contributions to these savings plans for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

October 2, 2020	September 27, 2019	September 28, 2018
$91,833	$114,006	$113,135
Deferred Compensation Plans
Our Executive Security Plan, Executive Deferral Plans, Directors Deferral Plan, legacy CH2M Supplemental Executive Retirement and Retention Plan and legacy CH2M Deferred Compensation Plan are non-qualified deferred compensation programs that provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. The plans are unfunded; therefore, benefits are paid from the general assets of the Company. Participants' cash deferrals earn a return based on the participants' selection of investments in several hypothetical investment options. Participants are also able to defer stock based compensation in the plans, which must remain invested in Company stock and are distributed in shares of Jacobs common stock. Since no investment diversification is permitted, changes in the fair value of Jacobs' common stock are not recognized. For the deferred compensation held in company stock, the number of shares needed to settle the liability is included in the denominator in both the basic and diluted earnings per share calculations. The following table presents the amount charged to expense for the Company’s deferred compensation plans for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

October 2, 2020	September 27, 2019	September 28, 2018
$203	$2,395	$4,445
The following table presents the amount relating to assets held as deferred compensation arrangement investments for the years ended October 2, 2020 and September 27, 2019 (in thousands):

	October 2, 2020	September 27, 2019
Deferred compensation arrangement investments	$194,933	$219,948
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
 As a result of the ECR sale, ECR-related pension assets and liabilities that have been sold are reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations. Activity for the year ended September 27, 2019 is shown in the appropriate rows and the balances as of the sale date are shown in the Disposition of ECR Plans rows below.
The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) for the years ended October 2, 2020 and September 27, 2019 (in thousands):

	U.S. Plans		Non-U.S. Plans
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net benefit obligation at the beginning of the year	$448,540	$448,402	$2,258,129	$2,149,246
Service cost	409	2,784	5,710	7,171
Interest cost	12,673	16,697	39,469	52,627
Participants’ contributions	—	243	167	367
Actuarial (gains)/losses	15,584	52,720	35,626	314,889
Benefits paid	(22,836)	(30,648)	(64,395)	(72,453)
Curtailments/settlements/plan amendments	(16,450)	(39,388)	(4,782)	30,124
Disposition of ECR Plans	—	—	—	(99,504)
Effect of exchange rate changes and other, net	—	(2,270)	118,153	(124,338)
Net benefit obligation at the end of the year	$437,920	$448,540	$2,388,077	$2,258,129
The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) for the years ended October 2, 2020 and September 27, 2019 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	U.S. Plans		Non-U.S. Plans
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Fair value of plan assets at the beginning of the year	$390,210	$390,829	$1,916,637	$1,867,481
Actual return on plan assets	33,345	31,140	61,221	280,785
Employer contributions	88	10,668	33,192	32,063
Participants’ contributions	—	243	167	367
Gross benefits paid	(22,836)	(30,648)	(64,395)	(72,453)
Curtailments/settlements/plan amendments	(18,557)	(9,751)	(4,782)	(5,814)
Disposition of ECR Plans	—	—	—	(76,111)
Effect of exchange rate changes and other, net	—	(2,271)	101,316	(109,681)
Fair value of plan assets at the end of the year	$382,250	$390,210	$2,043,356	$1,916,637
During fiscal 2020, the Company incurred combined curtailment and settlement losses on our defined benefit plans of approximately $4.6 million primarily related to the Ireland and U.S. plans. During fiscal 2019, the Company incurred combined curtailment and settlement gains on its defined benefit plans of approximately $33.1 million primarily related to the CH2M retiree medical (further discussed below) and Ireland plans.
The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at October 2, 2020 and September 27, 2019 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net benefit obligation at the end of the year	$437,920	$448,540	$2,388,077	$2,258,129
Fair value of plan assets at the end of the year	382,250	390,210	2,043,356	1,916,637
Underfunded amount recognized at the end of the year	$55,670	$58,330	$344,721	$341,492
The following table presents the accumulated benefit obligation at October 2, 2020 and September 27, 2019 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Accumulated benefit obligation at the end of the year	$436,770	$447,609	$2,376,059	$2,244,710
The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at October 2, 2020 and September 27, 2019 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Prepaid benefit cost included in noncurrent assets	$—	$—	$1,037	$2,939
Accrued benefit cost included in current liabilities	85	85	4,375	4,177
Accrued benefit cost included in noncurrent liabilities	57,919	58,245	339,049	340,254
Net amount recognized at the end of the year	$58,004	$58,330	$342,387	$341,492

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s U.S. plans for the years ended October 2, 2020, September 27, 2019 and September 28, 2018:

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Discount rates	2.0% to 2.7%	2.8% to 3.1%	3.9% to 4.2%
Rates of compensation increases	3.5%	3.5%	3.5%
Expected long-term rates of return on assets	4.6% to 4.7%	5.1%	5.8% to 5.9%
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s non-U.S. plans for the years ended October 2, 2020, September 27, 2019 and September 28, 2018:

For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Discount rates	0.4% to 6.6%	0.2% to 7.1%	1.3% to 8.1%
Rates of compensation increases	2.7% to 7.5%	3.7% to 7.5%	3.8% to 7.5%
Expected long-term rates of return on assets	1.8% to 7.0%	2.3% to 7.5%	3.8% to 7.5%
The following table presents certain amounts relating to our U.S. plans recognized in accumulated other comprehensive (gain) loss at October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

	October 2, 2020	September 27, 2019	September 28, 2018
Arising during the period:
Net actuarial (gain) loss	$(900)	$36,108	$(7,514)
Prior service cost (benefit)	1,589	—	—
Total	689	36,108	(7,514)
Reclassification adjustments:
Net actuarial losses	(2,653)	(2,282)	(2,913)
Prior service cost (benefit)	(244)	—	—
Total	(2,897)	(2,282)	(2,913)
Total	$(2,208)	$33,826	$(10,427)
The following table presents certain amounts relating to our non-U.S. plans recognized in accumulated other comprehensive (gain) loss at October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

	October 2, 2020	September 27, 2019	September 28, 2018
Arising during the period:
Net actuarial (gain) loss	$71,676	$83,368	$59,827
Net (gain) loss on Sale of ECR	—	(12,520)	—
Prior service cost (benefit)	—	29,829	215
Total	71,676	100,677	60,042
Reclassification adjustments:
Net actuarial losses	(6,322)	(6,546)	(5,507)
Prior service cost	(1,169)	(1,075)	181
Total	(7,491)	(7,621)	(5,326)
Total	$64,185	$93,056	$54,716

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents certain amounts relating to our plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at October 2, 2020 and September 27, 2019 (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans		Non-U.S. Plans
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net actuarial loss	$67,530	$71,083	$401,930	$365,661
Prior service cost	1,345	—	27,921	28,346
Total	$68,875	$71,083	$429,851	$394,007
The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic benefit cost in fiscal 2021 based on 2020 exchange rates (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans	Non-U.S. Plans
Unrecognized net actuarial loss	$4,249	$10,016
Unrecognized prior service cost	431	1,431
Accumulated comprehensive loss to be recorded against earnings	$4,680	$11,447
We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at October 2, 2020 and September 27, 2019 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Plans		Non-U.S. Plans
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Equity securities	3%	3%	21%	20%
Debt securities	58%	58%	56%	52%
Real estate investments	—%	—%	7%	7%
Other	39%	39%	17%	21%
The following table presents the Fair Value of the Company’s Domestic U.S. plan assets at October 2, 2020, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	October 2, 2020
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Domestic equities	$12,376	$—	$—	$—	$12,376
Domestic bonds	68,324	131,534	—	—	199,858
Overseas bonds	—	19,223	—	—	19,223
Cash and equivalents	18,226	—	—	—	18,226
Mutual funds	132,567	—	—	—	132,567
Total	$231,493	$150,757	$—	$—	$382,250

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the Fair Value of the Company’s non-U.S. plan assets at October 2, 2020, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	October 2, 2020
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Domestic equities	$—	$103,036	$—	$5,745	$108,781
Overseas equities	—	229,576	—	87,725	317,301
Domestic bonds	—	34,469	—	1,175	35,644
Overseas bonds	—	1,049,119	—	58,493	1,107,612
Cash and equivalents	24,568	—	—	—	24,568
Real estate	—	10,383	105,422	—	115,805
Insurance contracts	—	4,402	67,709	17,909	90,020
Hedge funds	—	—	171,730	7,153	178,883
Mutual funds	—	64,742	—	—	64,742
Total	$24,568	$1,495,727	$344,861	$178,200	$2,043,356

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 27, 2019
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Domestic equities	$—	$17,255	$—	$19,413	$36,668
Overseas equities	—	182,600	—	50,127	232,727
Domestic bonds	—	306,225	—	34,408	340,633
Overseas bonds	—	728,616	—	39,292	767,908
Cash and equivalents	37,811	(16)	—	—	37,795
Real estate	—	24,735	97,539	15,198	137,472
Insurance contracts	—	4,478	72,788	—	77,266
Derivatives	—	—	—	—	—
Hedge funds	—	—	130,200	7,156	137,356
Mutual funds	—	148,812	—	—	148,812
Total	$37,811	$1,412,705	$300,527	$165,594	$1,916,637
The following table summarizes the changes in the Fair Value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the years ended September 27, 2019 and October 2, 2020 (in thousands):

	Real Estate	Insurance Contracts	Hedge Funds
Balance at Balance at September 28, 2018	$99,587	$95,782	$135,786
Purchases, sales, and settlements	(17,902)	(5,126)	(26,591)
Realized and unrealized gains	21,838	9,134	29,161
Disposition of ECR Assets	—	(22,885)	—
Effect of exchange rate changes	(5,984)	(4,117)	(8,156)
Balance at September 27, 2019	$97,539	$72,788	$130,200
Purchases, sales, and settlements	(475)	(7,375)	29,999
Realized and unrealized gains (losses)	3,337	(1,399)	5,435
Effect of exchange rate changes	5,021	3,695	6,096
Balance at October 2, 2020	$105,422	$67,709	$171,730
The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2021 (in thousands):

	U.S. Plans	Non-U.S. Plans
Anticipated cash contributions	$—	$31,258
The following table presents the total benefit payments expected to be paid to plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Plans	Non-U.S. Pans
2021	$34,757	$70,264
2022	32,690	69,594
2023	32,022	71,386
2024	30,710	72,131
2025	29,312	73,217
For the periods 2026 through 2030	129,516	406,156

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the components of net periodic benefit cost for the Company’s U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

	October 2, 2020	September 27, 2019	September 28, 2018
Service cost	$409	$2,784	$4,765
Interest cost	12,673	16,697	13,778
Expected return on plan assets	(17,670)	(21,508)	(19,663)
Actuarial loss	3,518	3,026	3,845
Prior service cost	323	—	—
Net pension cost, before special items	$(747)	$999	$2,725
Curtailment expense/Settlement (gain) loss	3,436	(35,020)	4,146
Total net periodic pension cost recognized	$2,689	$(34,021)	$6,871
The following table presents the components of net periodic benefit cost for the Company’s Non-U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

	October 2, 2020	September 27, 2019	September 28, 2018
Service cost	$5,710	$7,171	$8,269
Interest cost	39,469	52,627	49,324
Expected return on plan assets	(93,407)	(82,274)	(83,328)
Actuarial loss	7,578	7,854	6,655
Prior service cost	1,405	1,263	(257)
Net pension cost, before special items	$(39,245)	$(13,359)	$(19,337)
Curtailment expense/Settlement (gain) loss	1,341	1,933	1,268
Total net periodic pension (income) cost recognized	$(37,904)	$(11,426)	$(18,069)
Total net periodic pension (income) cost recognized from Discontinued Operations	$—	$2,282	$3,606
Total net periodic pension (income) cost recognized from Continuing Operations	$(37,904)	$(13,708)	$(21,675)

As a result of the adoption of ASU 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in the first quarter of fiscal 2019, the service cost component of net periodic pension expense has been presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense have been reclassified from selling, general and administrative expense and direct cost of contracts and instead presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings for the year ended September 28, 2018 in the amount of $24.2 million.
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
Due to a ruling by the High Court in the United Kingdom regarding equalization between men and women of a tranche of pension (the Guaranteed Minimum Pension) accrued between 1990 and 1997, Jacobs measured the estimated impact of this ruling in its consolidated financial statements, resulting in an increase of approximately $38.2 million in the ASC 715 balance sheet liability in fiscal 2019, with an offset to other comprehensive income, net of tax. Additionally, the Company recognized an additional $1.5 million in additional net periodic benefit cost during the year ended September 27, 2019 as a result of the ruling.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Multiemployer Plans
In the U.S. and various other countries, we contribute to trusteed pension plans covering hourly and certain salaried employees under industry-wide agreements. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct costs of contracts on a current basis.
The majority of the contributions the Company makes to multiemployer pension plans are outside the U.S. With respect to these multiemployer plans, the Company's liability to fund these plans is generally limited to the contributions we are required to make under collective bargaining agreements.
Based on our review of our multiemployer pension plans under the guidance provided in ASU 2011-09— Compensation-Retirement Benefits-Multiemployer Plans, we have concluded that none of the multiemployer pension plans into which we contribute are individually significant to our Consolidated Financial Statements. Additionally, in fiscal year 2019, all Canadian and some US and European multiemployer plans were sold in connection with the ECR sale, which resulted in a year over year decrease in contributions made.
The following table presents the Company’s contributions to these multiemployer plans for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

	October 2, 2020	September 27, 2019	September 28, 2018
Canada	$—	$16,625	$36,354
Europe	1,922	9,413	10,677
United States	6,637	7,149	9,536
Contributions to multiemployer pension plans	$8,559	$33,187	$56,567

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
KeyW
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S. based national security solutions provider to the intelligence, cyber, and counterterrorism communities by acquiring 100% of the outstanding shares of KeyW common stock (the "KeyW acquisition"). The KeyW acquisition allows Jacobs to further expand its government services business. The Company paid total consideration of $902.6 million which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of $298.4 million. The Company repaid all of KeyW's debt by the end of the fourth fiscal quarter of 2019.
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
Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. Goodwill of $136.3 million is expected to be deductible for tax purposes. The Company has completed its final assessment of the fair values of the acquired assets and liabilities of KeyW. Since the initial preliminary estimates reported in the third quarter of fiscal 2019, the Company has updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of KeyW assets acquired and liabilities assumed as of the acquisition date as set forth above.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For purposes of our comparative fiscal 2020 and 2019 reporting requirements in this Form 10-K, the following presents summarized unaudited pro forma operating results of the Company for the year ended September 27, 2019 assuming that the June 12, 2019 acquisition of KeyW had occurred at the beginning of fiscal 2018 for pro forma purposes. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred on such date (in millions, except per share data):

For the Year Ended
September 27, 2019
Revenues	$13,068.7
Net earnings of the Group from Continuing Operations	$326.0
Net earnings (loss) attributable to Jacobs from continuing operations	$303.0
Net earnings (loss) attributable to Jacobs from continuing operations per share:
Basic earnings (loss) from continuing operations per share	$2.19
Diluted earnings (loss) from continuing operations per share	$2.17
Included in the table above are the unaudited pro forma operating results of continuing operations. Also, income tax expense (benefit) for the fiscal year pro forma period ended September 27, 2019 was $41.3 million.
CH2M
On December 15, 2017, the Company completed the acquisition of CH2M HILL Companies, Ltd. ("CH2M"), an international provider of engineering, construction and technical services, by acquiring 100% of the outstanding shares of CH2M common stock and preferred stock (the "CH2M acquisition"). The purpose of the CH2M acquisition was to further diversify the Company’s presence in the water, nuclear and environmental remediation sectors and to further the Company’s profitable growth strategy. The Company paid total consideration of approximately $1.8 billion in cash (excluding $315.2 million of cash acquired) and issued approximately $1.4 billion of Jacobs’ common stock, or 20.7 million shares, to the former stockholders and certain equity award holders of CH2M. In connection with the CH2M acquisition, the Company also assumed CH2M’s revolving credit facility and second lien notes, including a $20.0 million prepayment penalty, which totaled approximately $700 million of long-term debt. Immediately following the effective time of the CH2M acquisition, the Company repaid CH2M’s revolving credit facility and second lien notes including the related prepayment penalty.
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
Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. During the first quarter of fiscal 2019, the Company completed its final assessment of the fair values of the acquired assets and liabilities of CH2M. Accrued liabilities and other deferred liabilities include approximately $404.7 million related to estimates for various legal and other pre-acquisition contingent liabilities accounted for under ASC 450. See Note 18- Contractual Guarantees, Litigation, Investigations and Insurance relating to CH2M contingencies.
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
15.     Sale of Energy, Chemicals and Resources ("ECR") Business
    On April 26, 2019, Jacobs completed the sale of its ECR business to Worley for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). The stock and asset purchase agreement for the ECR sale contained a restriction on our ability to sell the Worley shares received in the transaction, which expired in the first fiscal quarter of 2020.
Discontinued Operations
    As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. As of the year ended October 2, 2020, all of the ECR business to be sold under the terms of the sale has been conveyed to Worley and as such, no amounts remain held for sale.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Summarized Financial Information of Discontinued Operations
    The following table represents earnings (loss) from discontinued operations, net of tax (in thousands):

	For the Years Ended (1)
	October 2, 2020	September 27, 2019	September 28, 2018
Revenues	$11,235	$2,725,699	$4,404,873
Direct cost of contracts	(6,152)	(2,338,113)	(3,756,263)
Gross profit	5,083	387,586	648,610
Selling, general and administrative expenses	32,668	(320,264)	(412,282)
Operating Profit (Loss)	37,751	67,322	236,328
Gain on sale of ECR business	110,236	935,110	—
Other (expense) income, net	515	(47,390)	(12,604)
Earnings Before Taxes from Discontinued Operations	148,502	955,042	223,724
Income Tax Expense	(10,518)	(395,828)	(55,931)
Net Earnings of the Group from Discontinued Operations	$137,984	$559,214	$167,793
(1)     The ECR business was sold April 26, 2019, therefore the year ended September 27, 2019 includes only seven months of results.

    Selling, general and administrative expenses includes a reduction for net insurance recoveries of approximately $40.0 million for the year ended October 2, 2020 recorded in connection with the Nui Phao ("NPMC") legal matter described in Note 18- Contractual Guarantees, Litigations, Investigations and Insurance. Additionally, the year ended September 27, 2019 includes a charge for the award and recovery of costs, estimated related interest and attorneys' fees related to the NPMC legal matter. For the year ended October 2, 2020, the gain on sale of $110.2 million relates mainly to the recognition of the deferred gain for the delayed transfer of the ECR-related assets and liabilities of the two international entities discussed below, adjustments for working capital and certain other items in connection with the ECR sale and additional income for the release of a deferred gain upon achievement of the IT Migration Date described below in connection with the delivery to Worley of certain IT application and hardware assets related to the ECR business. For the year ended September 27, 2019, other expense (income), net was comprised of $35.0 million in interest expense relating to the Nui Phao settlement, $6.0 million in foreign currency revaluations, $9.6 million in loss on the sale of a joint venture which is offset by $4.4 million in miscellaneous income. For the year ended September 28, 2018, other expense (income), net was comprised of an approximate $21.0 million loss on the sale of the Guimar joint venture, offset by $8.4 million in miscellaneous income.
    The following tables represent the assets and liabilities held for sale (in thousands):

September 27, 2019
Cash and cash equivalents	$—
Receivables and contract assets	871
Prepaid expenses and other	81
Current assets held for sale (1)	$952

Property, Equipment and Improvements, net	$1,643
Goodwill	24,896
Intangibles, net	—
Miscellaneous	439
Noncurrent assets held for sale (1)	$26,978

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Notes payable	$—
Accounts payable	—
Accrued liabilities	2,495
Contract liabilities	78
Current liabilities held for sale (1)	$2,573
(1)At September 27, 2019, current assets held for sale and noncurrent assets held for sale were included in the within prepaid expenses and other and miscellaneous, respectively. At September 27, 2019, current liabilities held for sale and noncurrent liabilities held for sale were included within accrued liabilities and other deferred liabilities, respectively.
The significant components included in our Consolidated Statements of Cash Flows for discontinued operations are as follows (in thousands):

For the Year Ended
September 27, 2019
Depreciation and amortization:
Property, equipment and improvements	$2,110
Intangible assets	$614
Additions to property and equipment	$(9,204)
Stock based compensation	$10,852

Gain on Sale and Deferred Gain
    As a result of the ECR sale, the Company recognized a pre-tax gain of $1.0 billion, $935.1 million of which was recognized in fiscal 2019 and $110.2 million of which is included in Net Earnings of the Group from Discontinued Operations on the consolidated statement of earnings for the year ended October 2, 2020, which is further discussed below.
    Upon closing the ECR sale, the Company retained a noncontrolling interest (with significant influence) in P&PS-related activities in one international legal entity acquired by Worley. The fair value of the Company’s retained interest in the net assets and liabilities of this entity was estimated at $33.0 million and recorded at closing. For another international legal entity, the closing and transfer of ECR-related assets to Worley were set to occur at a future date. At the time of the ECR sale, the Company allocated proceeds received to these deferred closing items on a relative fair value basis and recognized a deferred gain of $34.4 million. During the second fiscal quarter of 2020, the delayed transfer of the ECR-related assets and liabilities of these two international entities occurred, and as a result, previously deferred gain amounts were recognized.
    In addition to consideration received for the sale of the ECR business, the proceeds received included advanced consideration for the Company to deliver IT application and related hardware assets at a future date (“IT Migration Date”) to Worley upon completion of the interim transition services provided under the TSA, described further below. This deliverable of IT assets is considered to be a separate element of the ECR business sale transaction, and accordingly, we have allocated a portion of the proceeds received of $95.3 million on a relative fair value basis to this separate deliverable and recognized deferred income. Upon completion and acceptance of this deliverable by Worley in December 2019, the deferred proceeds were recognized in earnings from discontinued operations, along with expenses associated with any costs incurred and deferred by the Company for this deliverable.
Investment in Worley Stock
    As discussed above, the Company received 58.2 million in ordinary shares of Worley in connection with the ECR sale. Pursuant to the purchase agreement for the ECR sale, 51.4 million of the shares were considered "restricted" during a lock-up period ending in December 2019. During the lock-up period, Jacobs could not, without Worley's consent, directly or indirectly dispose of the "restricted" shares. The remaining 6.8 million shares not considered "restricted" were sold in fiscal 2019, netting a loss of $4.9 million, which was recognized in miscellaneous income (expense), net. Dividend income and unrealized gains and losses on changes in fair value of Worley shares are recognized in miscellaneous income (expense), net in continuing operations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
    The Company's investment in Worley is measured at fair value through net income as it is an equity investment with a readily determinable fair value based on quoted market prices. The 51.4 million ordinary shares currently held are recorded within investment in equity securities in the Company's Consolidated Balance Sheets at their estimated fair value, which is $347.5 million as of October 2, 2020 and $451.1 million as of September 27, 2019. For the years ended October 2, 2020 and September 27, 2019, the Company recognized a loss of $103.6 million and a loss of $78.1 million, respectively, associated with share price and currency changes on this investment, as well as dividend income related to the equity investment in the amount of $16.9 million and $5.2 million, respectively. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Transition Services Agreement
    Upon closing of the ECR sale, the Company entered into a Transition Services Agreement (the "TSA") with Worley pursuant to which the Company, on an interim basis, provided various services to Worley including executive consultation, corporate, information technology, and project services. The initial term of the TSA began immediately following the closing of the ECR sale on April 26, 2019 and expired in April 2020, although the parties mutually agreed to extend certain of the services for additional time periods beyond the initial term. All services under the TSA were terminated in October 2020. Pursuant to the terms of the TSA, the Company received payments for the interim services which approximate costs incurred to perform the services. The Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $15.8 million and $35.4 million in TSA related income for such services that is reported in miscellaneous income (expense) in continuing operations for the year ended October 2, 2020 and September 27, 2019, respectively, before inclusion of certain incremental outside service support costs agreed to be shared equally by the parties.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
16.     Restructuring and Other Charges
During fiscal 2020, the Company implemented certain restructuring and separation initiatives, including the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs. The activities of these initiatives are expected to continue into fiscal 2023.
During fiscal 2019 and continuing into fiscal 2020, the Company implemented certain restructuring and separation initiatives associated with the ECR sale, the KeyW acquisition, and other related cost reduction initiatives. Additionally, in fiscal 2020, the Company implemented certain restructuring and separation initiatives associated with the acquisition of John Wood Group's nuclear business. The restructuring activities and related costs were comprised mainly of separation and lease abandonment and sublease programs, while the separation activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s ECR-business separation. The activities of these initiatives are expected to be substantially completed before the end of fiscal 2021.
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and pre-integration plans associated with the then-pending acquisition of CH2M, which closed on December 15, 2017. The restructuring activities and related costs under these plans were comprised mainly of severance and lease abandonment programs, while the integration activities and costs were mainly related to the engagement of professional services and internal personnel and other related costs dedicated to the Company’s integration management efforts. Following the closing of the CH2M acquisition, these activities have continued through fiscal 2020 and are expected to be substantially completed before the end of fiscal 2022.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges”.
    The following table summarizes the impacts of the Restructuring and other charges by LOB in connection with the CH2M, KeyW and John Wood Group nuclear business acquisitions, the ECR sale and the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs for the year ended October 2, 2020, the CH2M and KeyW acquisitions and the ECR sale for the year ended September 27, 2019 and the CH2M acquisition for the year ended September 28, 2018 (in thousands):

	October 2, 2020	September 27, 2019	September 28, 2018
Critical Mission Solutions	$24,083	$17,989	20,254
People & Places Solutions	170,631	108,835	56,238
Corporate	129,469	184,646	77,148
Continuing Operations (1)	324,183	311,470	153,640
Energy, Chemicals and Resources (included in Discontinued Operations)	—	(138)	37,166
Total	$324,183	$311,332	$190,806
(1)For the years ended October 2, 2020, September 27, 2019 and September 28, 2018, amounts include $321.6 million, $337.0 million and $154.0 million, respectively, in items impacting operating profit, along with items recorded in other income (expense), net, which are the loss on settlement of the CH2M portion of the U.S. pension plan of $2.1 million for the year ended October 2, 2020, the gain on the settlement of the CH2M retiree medical plans of $35.0 million for the year ended September 27, 2019 and the write-off of fixed assets related to restructured leases of $10 million for the year ended September 27, 2019 and other miscellaneous adjustments of $(0.5) million, $0.5 million and $0.3 million for the years ended October 2, 2020, September 27, 2019 and September 28, 2018, respectively. See Note 19- Segment Information.
The activity in the Company’s accrual for the Restructuring and other charges including the program activities described above for the year ended October 2, 2020 is as follows (in thousands):

Balance at September 27, 2019	$162,702
Transfer to lease right-of-use asset as a result of adoption of ASC 842 (1)	(116,797)
Net Charges	324,183
Payments & Usage	(317,234)
Balance at October 2, 2020	$52,854
(1)In addition, there was $24.6 million in lease cease-use liabilities relating to 2015 restructuring initiatives which were reclassified to ROU asset balances in accordance with the adoption of ASC 842, see Note 10- Leases. The 2015 restructuring initiatives are no longer active and therefore activity associated with lease cease-use liabilities for those initiatives is not included in the table.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the Restructuring and other charges by major type of costs for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 (in thousands):

	October 2, 2020	September 27, 2019	September 28, 2018
Lease Abandonments and Impairments	$151,150	$99,976	$61,526
Voluntary and Involuntary Terminations	53,484	33,742	29,056
Outside Services	88,476	133,148	35,987
Other (1)	31,073	44,604	27,071
Total	$324,183	$311,470	$153,640
(1)Includes $35.0 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the year ended September 27, 2019.
Cumulative amounts since 2017 incurred to date under our various restructuring and other activities described above by each major type of cost as of October 2, 2020 are as follows (in thousands):

Lease Abandonments and Impairments	$313,517
Voluntary and Involuntary Terminations	128,969
Outside Services	259,124
Other (1)	100,314
Total	$801,924
(1)Includes $35.0 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the year ended September 27, 2019.

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
In fiscal 2020 we entered into interest rate swap agreements with a notional value of $783.7 million as of October 2, 2020 to manage the interest rate exposure on our variable rate loans. Additionally, we entered into a cross-currency swap agreement with a notional value of $127.8 million to manage the interest rate and foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. Under the interest rate swap agreements, the Company receives the one month LIBOR rate and pays monthly a fixed rate ranging from .704% to 1.116%, and under the cross currency swap agreement, the Company receives the one month LIBOR rate plus 0.875% in USD and pays monthly a Euro fixed rate of .726% to .746% for the term of the swaps. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. The fair value of the interest rate and cross currency swaps at October 2, 2020 was $(31.5) million, which is included in other deferred liabilities on the consolidated balance sheet. The unrealized net losses on these interest rate and cross currency swaps was $14.6 million, net of tax, and was included in accumulated other comprehensive income as of October 2, 2020.
Additionally, at October 2, 2020, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $393.7 million at October 2, 2020. The length of these contracts currently ranges from one to twelve months. The fair value of the foreign exchange contracts at October 2, 2020 was $53.5 million, which is included in current assets within receivables and contract assets on the consolidated balance sheet and with associated income statement impacts included in miscellaneous income (expense) in the consolidated statement of earnings.
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
Letters of Credit
At October 2, 2020, the Company had issued and outstanding approximately $263.0 million in LOCs and $2.3 billion in surety bonds. Of the outstanding LOC amount, $2.3 million has been issued under the Revolving Credit Facility and $260.7 million are issued under separate, committed and uncommitted letter-of-credit facilities.
18.    Contractual Guarantees, Litigation, Investigations and Insurance
In the normal course of business, we make contractual commitments some of which are supported by separate guarantees; and on occasion we are a party in a litigation or arbitration proceeding. The litigation or arbitration in which we are involved primarily includes personal injury claims, professional liability claims and breach of contract claims. Where we provide a separate guarantee it is strictly in support of the underlying contractual commitment. Guarantees take various forms including surety bonds required by law, or standby letters of credit ("LOC") (also referred to as “bank guarantees”) or corporate guarantees given to induce a party to enter into a contract with a subsidiary. Standby LOCs are also used as security for advance payments or in various other transactions. The guarantees have various expiration dates ranging from an arbitrary date to completion of our work (e.g., engineering only) to completion of the overall project. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for more information surrounding LOCs and surety bonds.

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
On September 30, 2015, Nui Phao Mining Company Limited (“NPMC”) commenced arbitration proceedings against Jacobs E&C Australia Pty Limited (“Jacobs E&C”) in Singapore before the Singapore International Arbitration Centre. Jacobs E&C was engaged by NPMC for the provision of management, design, engineering, and procurement services for a Nui Phao mine/mineral processing project in Vietnam as part of the Company’s former Energy, Chemicals & Resources (“ECR”) line of business. A three-week hearing on the merits concluded on December 15, 2017, and on March 28, 2019, the arbitration panel issued a decision finding against Jacobs E&C. On August 30, 2019, NPMC and Jacobs E&C settled all of the proceedings related to this matter. Under the terms of the settlement, Jacobs E&C made a payment to NPMC in the amount of $130.0 million in the fourth fiscal quarter of 2019. The settlement otherwise remains confidential. During the year ended October 2, 2020, the Company recognized the reduction of $40.0 million of selling, general and administrative expenses in discontinued operations as a result of the realization of related net insurance recoveries. Under the terms of the sale of the Company's ECR business to Worley on April 26, 2019, the Company retained liability with respect to this matter.
In 2012, CH2M HILL Australia Pty Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited ("JKC") for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC and is seeking compensatory damages in the amount of approximately $530.0 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC is seeking damages in excess of $1.7 billion and has drawn on the bonds. In light of the COVID-19 pandemic, a November 2020 date for commencement of the hearing has been vacated and the hearing has been rescheduled for opening arguments in April and the remaining proceedings in July and August 2021. Although an earlier decision is possible, no decision is expected before 2022. In September 2018, JKC filed a declaratory judgment action in Western Australia alleging that the entities which executed parent company guaranties for the Consortium, including CH2M Hill Companies, Ltd., have an obligation to pay JKC’s ongoing costs to complete the project after termination. A hearing on that matter was held in March 2019, and a decision in favor of the Consortium was issued. JKC appealed the decision, a hearing on the

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
appeal took place in March 2020 and a decision was handed down on July 22, 2020 denying JKC’s appeal in its entirety. If the Consortium is found liable, these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and /or cash flows, particularly in the short term. However, the Consortium has denied liability and is vigorously defending these claims and pursuing its affirmative claims against JKC, and based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, in excess of the current reserve for this matter. See Note 14- Business Combinations, for further information related to CH2M contingencies.
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. There are currently six separate cases pending against the Company. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that have been filed against the Company by employees of the contractors that completed the remediation and dredging work. The cases are at various stages of litigation, and several of the cases are currently stayed pending resolution of other cases. Separately, in May 2019, Roane County and the cities of King and Herriman filed a claim against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. In October 2020, the Court granted Jacobs and TVA’s motion to dismiss with prejudice the Roane County litigation based on the expiration of the applicable statute of limitations. In addition, in November 2019, a resident of Roane County filed a putative class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash. In February 2020, the Company learned that the district attorney in Roane County recommended that the Tennessee Bureau of Investigation investigate issues pertaining to clean up worker safety at Kingston, with that investigation still pending. There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the above matters. The Company disputes the claims asserted in all of the above matters and is vigorously defending these claims. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
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

19.    Segment Information
The Company's two operating segments and global lines of business ("LOBs") are as follows: Critical Mission Solutions ("CMS") and People & Places Solutions ("P&PS"), with the previous Energy, Chemicals and Resources ("ECR") LOB reported as discontinued operations. For further information on ECR, refer to Note 15- Sale of Energy, Chemicals and Resources ("ECR") Business.
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

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Revenues from External Customers:
Critical Mission Solutions	$4,965,952	$4,551,162	$3,725,365
People & Places Solutions	8,601,023	8,186,706	6,854,408
Total	$13,566,975	$12,737,868	$10,579,773

	For the Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Segment Operating Profit:
Critical Mission Solutions (1)	$372,070	$310,043	$255,718
People & Places Solutions (2)	740,707	714,394	527,900
Total Segment Operating Profit	1,112,777	1,024,437	783,618
Other Corporate Expenses (3)	(249,391)	(264,351)	(161,788)
Restructuring, Transaction and Other Charges	(327,413)	(355,235)	(234,387)
Total U.S. GAAP Operating Profit	535,973	404,851	387,443
Total Other (Expense) Income, net (4)	(94,770)	(53,892)	(56,462)
Earnings from Continuing Operations Before Taxes	$441,203	$350,959	$330,981

(1)Includes $15.0 million in charges during the year ended September 28, 2018 associated with a legal matter.
(2)Includes $25.0 million in charges associated with a certain project for the year ended September 27, 2019.
(3)Other corporate expenses include costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amount of $— million, $14.8 million and $25.6 million for the years ended October 2, 2020, September 27, 2019 and September 28, 2018, respectively. Also includes intangibles amortization of $90.6 million, $79.1 million and $68.1 million for the years ended October 2, 2020, September 27, 2019 and September 28, 2018, respectively.
(4)For the years ended October 2, 2020 and September 27, 2019, other expenses includes revenues under the Company's TSA with Worley of $15.8 million and $35.4 million, respectively, $74.3 million and $64.8 million in fair value adjustments related to our investment in Worley stock (net of Worley Stock dividends) and certain foreign currency revaluations relating to ECR sale proceeds, respectively. Also included for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 is amortization of deferred financing fees related to the CH2M acquisition of $0.7 million, $3.2 million and $1.8 million respectively. Lastly, includes loss on settlement of U.S. pension plan of $2.7 million for the year ended October 2, 2020 and includes gain on settlement of the CH2M retiree medical plans of $35.0 million for the year ended September 27, 2019.

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
20.    Selected Quarterly Information — Unaudited
The following table presents selected quarterly financial information. (in thousands, except for per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
October 2, 2020
Revenues	$3,360,049		$3,427,180		$3,260,057		$3,519,689		$13,566,975
Operating profit (a)	$151,345	(b)	$167,778	(b)	$194,376	(b)	$22,474	(b)	$535,973
Earnings (Loss) from Continuing Operations Before Taxes	$254,169		$(176,805)		$303,681		$60,158		$441,203
Net Earnings (Loss) of the Group from Continuing Operations	$185,680		$(115,683)		$236,007		$79,879		$385,883
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	$179,423	(b)	$(121,967)	(b)	$226,886	(b)	$69,519	(b)	$353,861
Net Earnings (Loss) Attributable to Jacobs	$257,010	(b)	$(92,087)	(b)	$244,929	(b)	$81,993	(b)	$491,845
Earnings per share:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$1.35		$(0.92)		$1.74		$0.53		$2.69
Basic Net Earnings from Discontinued Operations Per Share	$0.58		$0.23		$0.14		$0.10		$1.05
Basic Earnings (Loss) Per Share	$1.93		$(0.69)		$1.88		$0.63		$3.74
Diluted Net Earnings (Loss) from Continuing Operations Per Share	$1.33	(b)	$(0.92)	(b)	$1.73	(b)	$0.53	(b)	$2.67
Diluted Net Earnings (Loss) from Discontinued Operations Per Share	$0.58		$0.23		$0.14		$0.09	(c)	$1.04
Diluted Earnings (Loss) Per Share	$1.91		$(0.69)		$1.87		$0.62		$3.71
September 27, 2019
Revenues	$3,083,788		$3,091,596		$3,169,622		$3,392,862		$12,737,868
Operating profit (a)	$113,130	(c)	$102,681	(c)	$89,954	(c)	$99,086	(c)	$404,851
Earnings from Continuing Operations Before Taxes	$92,191		$111,832		$93,399		$53,537		$350,959
Net Earnings of the Group from Continuing Operations	$69,433		$119,779		$95,380		$29,413		$314,005
Net Earnings Attributable to Jacobs from Continuing Operations	$64,894	(c)	$114,755	(c)	$89,365	(c)	$21,946	(c)	$290,960
Net Earnings Attributable to Jacobs	$124,296	(c)	$56,917	(c)	$524,442	(c)	$142,324	(c)	$847,979
Earnings per share:
Basic Net Earnings from Continuing Operations Per Share	$0.45		$0.83		$0.65		$0.16		$2.11
Basic Net Earnings (Loss) from Discontinued Operations Per Share	$0.42		$(0.42)		$3.18		$0.89		$4.03
Basic Earnings Per Share	$0.87		$0.41		$3.83		$1.06		$6.14
Diluted Net Earnings from Continuing Operations Per Share	$0.45	(c)	$0.82	(c)	$0.65	(c)	$0.16	(c)	$2.09
Diluted Net Earnings (Loss) from Discontinued Operations Per Share	$0.41		$(0.41)		$3.15		$0.88	(d)	$4.00
Diluted Earnings Per Share	$0.86		$0.41		$3.80		$1.04		$6.08
(a)Operating profit represents revenues less (i) direct costs of contracts and (ii) selling, general and administrative expenses.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(b)Includes $85.2 million in operating profit and $(17.7) million in net earnings from continuing operations attributable to Jacobs, or $(0.13) per diluted share from continuing operations in the first quarter of fiscal 2020; includes $68.7 million in operating profit, $308.2 million in net loss from continuing operations attributable to Jacobs, or $2.31 per diluted share from continuing operations in the second quarter of fiscal 2020; includes $44.6 million in operating profit and $(61.6) million in net earnings from continuing operations attributable to Jacobs, or $(0.47) per diluted share from continuing operations in the third quarter of fiscal 2020; includes $235.4 million in operating profit and $144.8 million in both net earnings from continuing operations attributable to Jacobs, and net earnings attributable to Jacobs, or $1.10 per diluted share in the fourth quarter of fiscal 2020 related to restructuring, transaction and other charges (including the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs), amortization of intangibles and fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to ECR sale. On a year to date basis, impacts on net earnings from continuing operations attributable to Jacobs were (i) $248.2 million in restructuring, transaction and other charges (includes $146.6 million related to charges for the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs,), (ii) $68.3 million of intangible asset amortization and (iii) $56.9 million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale.
(c)Includes $47.2 million in operating profit and $46.8 million in net earnings from continuing operations attributable to Jacobs, or $0.33 per diluted share from continuing operations in the first quarter of fiscal 2019; includes $119.0 million in operating profit, $50.8 million in net earnings from continuing operations attributable to Jacobs, or $0.36 per diluted share from continuing operations in the second quarter of fiscal 2019; includes $142.8 million in operating profit and $103.8 million in net earnings from continuing operations attributable to Jacobs, or $0.75 per diluted share from continuing operations in the third quarter of fiscal 2019; includes $154.2 million in operating profit, $179.3 million in both net earnings from continuing operations attributable to Jacobs and net earnings attributable to Jacobs, or $1.32 per diluted share in the fourth quarter of fiscal 2019 related to restructuring, transaction and other charges, amortization of intangibles and fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale. On a year to date basis, impacts on net earnings from continuing operations attributable to Jacobs were (i) $259.8 million in restructuring, transaction and other charges, (ii) $59.0 million of intangible asset amortization and (iii) $48.6 million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale.
(d)For the three-month period ended September 27, 2019, diluted net earnings (loss) per share from discontinued operations included $89.7 million related to revisions to previous income tax expense estimates, $17.4 million in finalization of the pre-tax gain on the sale of our ECR business and $9.8 million related to the difference between Nui Phao loss contingency as originally recorded and fourth quarter 2019 settlement amount.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jacobs Engineering Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries (the Company) as of October 2, 2020 and September 27, 2019, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended October 2, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 2, 2020 and September 27, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended October 2, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 24, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 to reflect the accounting method change due to the adoption of ASU 2016-02, Leases (Topic 842). As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition on contracts with customers in 2019 to reflect the accounting method change due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Revenue Recognition for Fixed-Price Engineering, Procurement and Construction Contracts
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company recognizes engineering, procurement and construction contract revenue over time, as performance obligations are satisfied, using the percentage-of-completion method (an input method) based primarily on contract costs incurred to date compared to total estimated contract costs. Revenue recognition under this method is judgmental, as it requires the Company to prepare estimates of total contract revenue and total contract costs, including costs to complete in-process contracts.

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

Impairment of Right-of-Use and Other Long-Lived Assets
Description of the Matter
As described in Note 10 to the consolidated financial statements, the Company recognized long-lived asset impairment charges during 2020 related to right-of-use assets and related property, equipment and improvements associated with real estate lease space the Company has abandoned or identified for subleasing. The Company evaluates long-lived assets for impairment by first identifying whether indicators of impairment exist. If indicators are present for an asset group, the Company evaluates recoverability by comparing the estimated future undiscounted cash flows to the carrying amount of the asset group. If the asset group's carrying amount exceeds its estimated future undiscounted cash flows, the fair value of the asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on a long-lived asset group when the carrying amount exceeds fair value.

Auditing management’s evaluation of long-lived asset impairment involved subjectivity due to the estimation required to assess significant assumptions utilized in estimating the fair value of asset groups based on discounted cash flow models, such as assumptions related to expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment evaluation process, including controls over management’s review of significant assumptions used.

To test the Company’s long-lived asset impairment evaluation process, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We inspected lease agreements related to impaired right-of-use assets and compared significant assumptions used by management as part of fair value estimates to current industry and economic trends and performed sensitivity analysis over significant assumptions, among other procedures. We involved our valuation specialists to assist in our evaluation of certain significant assumptions used on the calculation of fair value estimates specific to market participant real estate data.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1987.
Dallas, Texas
November 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Jacobs Engineering Group Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jacobs Engineering Group Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 2, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 2, 2020 and September 27, 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended October 2, 2020, and the related notes and our report dated November 24, 2020 expressed an unqualified opinion thereon.

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

November 24, 2020