Form 10-Q
period 2021-01-01
JACOBS ENGINEERING GROUP INC /DE/
filed 2021-02-09
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 1, 2021
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at January 29, 2021: 130,086,161

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	January 1, 2021	October 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$837,012	$862,424
Receivables and contract assets	3,265,260	3,167,310
Prepaid expenses and other	144,224	162,355
Investment in equity securities	540,357	347,510
Total current assets	4,786,853	4,539,599
Property, Equipment and Improvements, net	318,042	319,371
Other Noncurrent Assets:
Goodwill	5,808,484	5,639,091
Intangibles, net	715,641	658,340
Deferred income tax assets	158,491	211,047
Operating lease right-of-use assets	582,985	576,915
Miscellaneous	397,129	409,990
Total other noncurrent assets	7,662,730	7,495,383
	$12,767,625	$12,354,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$999,483	$1,061,754
Accrued liabilities	1,193,818	1,249,883
Operating lease liability	164,639	164,312
Contract liabilities	530,757	465,648
Total current liabilities	2,888,697	2,941,597
Long-term Debt	1,797,069	1,676,941
Liabilities relating to defined benefit pension and retirement plans	578,417	568,176
Deferred income tax liabilities	9,286	3,366
Long-term operating lease liability	735,337	735,202
Other deferred liabilities	615,452	573,404
Commitments and Contingencies
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding 130,035,258 shares and 129,747,783 shares as of January 1, 2021 and October 2, 2020, respectively	130,035	129,748
Additional paid-in capital	2,597,586	2,598,446
Retained earnings	4,249,408	4,020,575
Accumulated other comprehensive loss	(877,539)	(933,057)
Total Jacobs stockholders’ equity	6,099,490	5,815,712
Noncontrolling interests	43,877	39,955
Total Group stockholders’ equity	6,143,367	5,855,667
	$12,767,625	$12,354,353
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended January 1, 2021 and December 27, 2019
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	January 1, 2021	December 27, 2019
Revenues	$3,381,836	$3,360,049
Direct cost of contracts	(2,749,776)	(2,715,478)
Gross profit	632,060	644,571
Selling, general and administrative expenses	(418,120)	(493,226)
Operating Profit	213,940	151,345
Other Income (Expense):
Interest income	1,124	946
Interest expense	(17,313)	(14,817)
Miscellaneous income (expense), net	156,360	116,695
Total other income (expense), net	140,171	102,824
Earnings from Continuing Operations Before Taxes	354,111	254,169
Income Tax Expense from Continuing Operations	(87,023)	(68,489)
Net Earnings of the Group from Continuing Operations	267,088	185,680
Net (Loss) Earnings of the Group from Discontinued Operations	(14)	77,587
Net Earnings of the Group	267,074	263,267
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(10,026)	(6,257)
Net Earnings Attributable to Jacobs from Continuing Operations	257,062	179,423
Net Earnings Attributable to Jacobs	$257,048	$257,010
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.98	$1.35
Basic Net Earnings from Discontinued Operations Per Share	$—	$0.58
Basic Earnings Per Share	$1.98	$1.93

Diluted Net Earnings from Continuing Operations Per Share	$1.96	$1.33
Diluted Net Earnings from Discontinued Operations Per Share	$—	$0.58
Diluted Earnings Per Share	$1.96	$1.91
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended January 1, 2021 and December 27, 2019
(In thousands)
(Unaudited)

	For the Three Months Ended
	January 1, 2021	December 27, 2019
Net Earnings of the Group	$267,074	$263,267
Other Comprehensive Income:
Foreign currency translation adjustment	86,338	52,297
Gain on cash flow hedges	3,583	18
Change in pension and retiree medical plan liabilities	(19,353)	(16,251)
Other comprehensive income before taxes	70,568	36,064
Income Tax (Expense) Benefit:
Foreign currency translation adjustment	(14,445)	—
Cash flow hedges	221	—
Change in pension and retiree medical plan liabilities	(826)	582
Income Tax (Expense) Benefit:	(15,050)	582
Net other comprehensive income	55,518	36,646
Net Comprehensive Income of the Group	322,592	299,913
Net Earnings Attributable to Noncontrolling Interests	(10,026)	(6,257)
Net Comprehensive Income Attributable to Jacobs	$312,566	$293,656
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended January 1, 2021 and December 27, 2019
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 27, 2019	$132,879	$2,559,450	$3,939,174	$(916,812)	$5,714,691	$53,967	$5,768,658
Net earnings	—	—	257,010	—	257,010	6,257	263,267
Foreign currency translation adjustments	—	—	—	52,297	52,297	—	52,297
Pension and retiree medical plan liability, net of deferred taxes of $582	—	—	—	(15,669)	(15,669)	—	(15,669)
Gain on derivatives, net of deferred taxes of $—	—	—	—	18	18	—	18
Dividends	—	—	(68)	—	(68)	—	(68)
Noncontrolling interests - distributions and other	—	—	—	—	—	(2,478)	(2,478)
Stock based compensation	—	13,200	1,079	—	14,279	—	14,279
Issuances of equity securities including shares withheld for taxes	474	(10,115)	(8,492)	—	(18,133)	—	(18,133)
Repurchases of equity securities	(352)	43,230	(42,878)	—	—	—	—
Balances at December 27, 2019	$133,001	$2,605,765	$4,145,825	$(880,166)	$6,004,425	$57,746	$6,062,171

Balances at October 2, 2020	$129,748	$2,598,446	$4,020,575	$(933,057)	$5,815,712	$39,955	$5,855,667
Net earnings	—	—	257,048	—	257,048	10,026	267,074
Foreign currency translation adjustments, net of deferred taxes of $14,445	—	—	—	71,893	71,893	—	71,893
Pension liability, net of deferred taxes of $826	—	—	—	(20,179)	(20,179)	—	(20,179)
Gain on derivatives, net of deferred taxes of $(221)	—	—	—	3,804	3,804	—	3,804
Dividends	—	—	(34)	—	(34)	—	(34)
Noncontrolling interests - distributions and other	—	—	—	—	—	(6,104)	(6,104)
Stock based compensation	—	11,841	—	—	11,841	—	11,841
Issuances of equity securities including shares withheld for taxes	538	(7,674)	(8,658)	—	(15,794)	—	(15,794)
Repurchases of equity securities	(251)	(5,027)	(19,523)	—	(24,801)	—	(24,801)
Balances at January 1, 2021	$130,035	$2,597,586	$4,249,408	$(877,539)	$6,099,490	$43,877	$6,143,367
See the accompanying Notes to Consolidated Financial Statements – Unaudited.
.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended January 1, 2021 and December 27, 2019
(In thousands)
(Unaudited)

	For the Three Months Ended
	January 1, 2021	December 27, 2019
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$267,074	$263,267
Adjustments to reconcile net earnings to net cash flows provided by (used for) operations:
Depreciation and amortization:
Property, equipment and improvements	22,989	22,152
Intangible assets	23,155	21,845
Gain on sale of ECR business	—	(61,943)
Gain on investment in equity securities	(190,368)	(105,319)
Stock based compensation	11,841	14,279
Equity in earnings of operating ventures, net of return on capital distributions	1,159	(715)
(Gain) Loss on disposals of assets, net	(134)	36
Impairment of equity method investment	27,902	—
Loss on pension and retiree medical plan changes	—	2,651
Deferred income taxes	53,008	102,487
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	33,250	(96,075)
Prepaid expenses and other current assets	25,144	(4,152)
Miscellaneous other assets	16,564	34,634
Accounts payable	(63,985)	(35,380)
Accrued liabilities	(131,576)	(236,090)
Other deferred liabilities	16,491	(60,562)
Other, net	104	1,699
Net cash provided by (used for) operating activities	112,618	(137,186)
Cash Flows from Investing Activities:
Additions to property and equipment	(16,766)	(22,260)
Capital contributions to equity investees, net of return of capital distributions	(3,430)	(12,000)
Acquisitions of businesses, net of cash acquired	(173,012)	—
Net cash used for investing activities	(193,208)	(34,260)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	603,500	841,544
Repayments of long-term borrowings	(500,827)	(631,000)
Proceeds from short-term borrowings	—	78
Repayments of short-term borrowings	(7,675)	(6)
Proceeds from issuances of common stock	9,541	6,201
Common stock repurchases	(24,801)	—
Taxes paid on vested restricted stock	(25,335)	(24,334)
Cash dividends, including to noncontrolling interests	(35,718)	(25,618)
Net cash provided by financing activities	18,685	166,865
Effect of Exchange Rate Changes	36,493	(7,275)
Net Decrease in Cash and Cash Equivalents	(25,412)	(11,856)
Cash and Cash Equivalents at the Beginning of the Period	862,424	631,068
Cash and Cash Equivalents at the End of the Period	$837,012	$619,212
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
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2020 (“2020 Form 10-K”).
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at January 1, 2021, and for the three months ended January 1, 2021.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
Effective the beginning of fiscal first quarter 2020, the Company adopted ASU 2016-02, Leases ("ASC 842"), including the subsequent ASU's that amended and clarified the related guidance. The Company adopted ASC 842 using a modified retrospective approach, and accordingly the new guidance was applied to leases that existed or were entered into after the first day of adoption without adjusting the comparative periods presented. Please refer to Note-13 Leases for required disclosures related to leases.
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group LLC ("Buffalo Group"), a leader in advanced cyber and intelligence solutions. The Company paid total consideration of $212.8 million, which was comprised of approximately $181.4 million in cash to the former owners of Buffalo Group and the assumption of Buffalo Group's debt of approximately $7.7 million and $23.7 million in other assumed liabilities. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 15- Business Combinations.
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of the nuclear consulting, remediation and program management business of John Wood Group, a U.K.-based energy services company, for an enterprise value of £246 million, or approximately $317.9 million, less cash acquired of $24.3 million. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 15- Business Combinations.
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. As of October 2, 2020, all of the ECR business to be sold under the terms of the ECR sale had been conveyed to Worley and as such, no amounts remain held for sale. For further discussion, see Note 16- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.

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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2020 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2020 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please also refer to Note 16- Sale of Energy, Chemicals and Resources for discussion regarding the Company's investment in Worley ordinary shares and Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
The net carrying amounts of cash and cash equivalents, trade receivables and payables and short-term debt approximate fair value due to the short-term nature of these instruments. See Note 12- Borrowings for a discussion of the fair value of long-term debt.
4.    New Accounting Pronouncements
ASU 2017-04, Simplifying the Test for Goodwill Impairment, is effective for fiscal years beginning after December 15, 2019. ASU 2017-04 removed the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. An entity will now recognize a goodwill impairment charge for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The adoption of ASU 2017-04 did not have a material impact on the Company's financial position, results of operations or cash flows.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
ASU No. 2016-13, Financial Instruments - Credit Losses ("ASC 326"): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This standard is effective beginning with the current fiscal quarter. The adoption of ASU 326 did not have a material impact on the Company's financial position, results of operations or cash flows.
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
The following table further disaggregates our revenue by geographic area for the three months ended January 1, 2021 and December 27, 2019 (in thousands):

	Three Months Ended
	January 1, 2021	December 27, 2019
Revenues:
United States	$2,457,041	$2,532,716
Europe	639,315	551,272
Canada	55,627	55,396
Asia	27,405	30,440
India	14,548	5,980
Australia and New Zealand	137,408	129,194
Middle East and Africa	50,492	55,051
Total	$3,381,836	$3,360,049
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three months ended January 1, 2021 and December 27, 2019 that was included in the contract liability balance on October 2, 2020 and September 27, 2019, respectively was $259.0 million and $244.1 million, respectively.
Remaining Performance Obligations
The Company’s remaining performance obligations as of January 1, 2021 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $17.3 billion in remaining performance obligations as of January 1, 2021. The Company expects to recognize approximately 44% of our remaining performance obligations into revenue within the next twelve months and the remaining 56% thereafter.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
6.     Earnings Per Share and Certain Related Information
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings. Net earnings used for the purpose of determining basic and diluted EPS is determined by taking net earnings, less earnings available to participating securities. During the three months ended January 1, 2021, the Company did not have any outstanding participating securities.
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three months ended January 1, 2021 and December 27, 2019 (in thousands):

	Three Months Ended
	January 1, 2021	December 27, 2019
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$257,062	$179,423
Net earnings from continuing operations allocated to participating securities	—	(92)
Net earnings from continuing operations allocated to common stock for EPS calculation	$257,062	$179,331

Net earnings attributable to Jacobs from discontinued operations	$(14)	$77,587
Net earnings from discontinued operations allocated to participating securities	—	(40)
Net earnings from discontinued operations allocated to common stock for EPS calculation	$(14)	$77,547

Net earnings allocated to common stock for EPS calculation	$257,048	$256,878

Denominator for Basic and Diluted EPS:
Weighted average basic shares	129,968	133,202
Shares allocated to participating securities	—	(68)
Shares used for calculating basic EPS attributable to common stock	129,968	133,134

Effect of dilutive securities:
Stock compensation plans	1,182	1,484
Shares used for calculating diluted EPS attributable to common stock	131,150	134,618

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.98	$1.35
Basic Net Earnings from Discontinued Operations Per Share	$—	$0.58
Basic Earnings Per Share	$1.98	$1.93
Diluted Net Earnings from Continuing Operations Per Share	$1.96	$1.33
Diluted Net Earnings from Discontinued Operations Per Share	$—	$0.58
Diluted Earnings Per Share	$1.96	$1.91

Share Repurchases

On January 17, 2019, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022 (the "2019 Repurchase Authorization"). On January 16, 2020, the Company's Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization").

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the activity under the 2019 and 2020 Repurchase Authorizations in the first quarter of fiscal 2021:

Amount Authorized (2019 and 2020 Repurchase Authorizations)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$2,000,000,000	$98.81	251,001	251,001
(1)Includes commissions paid and calculated at the average price per share

As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020, with such suspension remaining in effect through the fiscal third quarter of 2020. During the fourth fiscal quarter of 2020, the Company resumed share repurchases on a limited basis while we continue to monitor developments in fiscal 2021 with the pandemic. As of January 1, 2021, the Company has $33.1 million remaining under the 2019 Repurchase Authorization and $1.0 billion remaining under the 2020 Repurchase Authorization.

The share repurchase programs do not obligate the Company to purchase any shares. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to Rule 10b5-1 plans or otherwise. The authorization for the share repurchase programs may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.

Dividend Program
On January 27, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.21 per share of the Company’s common stock to be paid on March 26, 2021, to shareholders of record on the close of business on February 26, 2021. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the first fiscal quarter of 2021 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
September 17, 2020	October 2, 2020	October 30, 2020	$0.19
July 9, 2020	July 24, 2020	August 21, 2020	$0.19
May 5, 2020	May 20, 2020	June 17, 2020	$0.19
January 16, 2020	January 31, 2020	February 28, 2020	$0.19
September 19, 2019	October 4, 2019	November 1, 2019	$0.17

7.    Goodwill and Intangibles
The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets at January 1, 2021 and October 2, 2020 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	Total
Balance October 2, 2020	$2,409,081	$3,230,010	$5,639,091
Acquired	139,550	—	139,550
Foreign Exchange Impact	12,379	17,170	29,549
Post-Acquisition Adjustments	294	—	294
Balance January 1, 2021	$2,561,304	$3,247,180	$5,808,484

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at January 1, 2021 and October 2, 2020 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances October 2, 2020	$614,045	$43,572	$723	$658,340
Amortization	(22,063)	(985)	(107)	(23,155)
Acquired	71,000	—	—	71,000
Foreign currency translation	9,112	339	5	9,456
Balances January 1, 2021	$672,094	$42,926	$621	$715,641
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2021 and for the succeeding years.

Fiscal Year	(in millions)
2021	$75.4
2022	98.8
2023	98.6
2024	98.6
2025	98.2
Thereafter	246.0
Total	$715.6

8.    Receivables and contract assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at January 1, 2021 and October 2, 2020, as well as certain other related information (in thousands):

	January 1, 2021	October 2, 2020
Components of receivables and contract assets:
Amounts billed, net	$1,384,558	$1,294,204
Unbilled receivables and other	1,439,632	1,449,184
Contract assets	441,070	423,922
Total receivables and contract assets, net	$3,265,260	$3,167,310
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$637,937	$600,207
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
9.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax for the three months ended January 1, 2021 (in thousands):

	Change in Pension Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at October 2, 2020	$(498,726)	$(419,715)	$(14,616)	$(933,057)
Other comprehensive income (loss)	(20,179)	71,893	1,968	53,682
Reclassifications from accumulated other comprehensive income (loss)	—	—	1,836	1,836
Balance at January 1, 2021	$(518,905)	$(347,822)	$(10,812)	$(877,539)

10.    Income Taxes

                The Company’s effective tax rates from continuing operations for the three months ended January 1, 2021 and December 27, 2019 were 24.6% and 27.0%, respectively. The Company’s effective tax rate from continuing operations for the three months ended January 1, 2021 was lower than the corresponding rate in the prior period primarily due to one-time income tax charges associated with partnership interest basis differences generated during the quarter ending December 27, 2019. For the three months ended January 1, 2021, the effective tax rate was impacted by a $1.4 million benefit from an Internal Revenue Code section 179D energy credit, a $2.2 million excess tax benefit attributable to stock compensation, and a $5.0 million benefit related to a change in the Company’s assertion about indefinite reinvestment of certain foreign unremitted earnings in Canada. The Company is continuing to accrue taxes related to all other foreign earnings.

See Note 16- Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.

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

11.    Joint Ventures, VIEs and Other Investments
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The assets of a joint venture are restricted for use to the obligations of the particular joint venture and are not available for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees that may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. Refer to Note 18 - Commitments and Contingencies and Derivative Financial Instruments, for further discussion relating to performance guarantees.
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's result of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $297.6 million and $217.9 million, respectively, as of January 1, 2021 and $261.8 million and $190.3 million, respectively, as of October 2, 2020. There are no consolidated VIEs that have debt or credit facilities.
Unconsolidated joint ventures are accounted for under proportionate consolidation or the equity method. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture that are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenue, and costs are included in the Company’s balance sheet and results of operations. For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $67.2 million and $65.9 million, respectively, as of January 1, 2021, and $64.1 million and $63.0 million, respectively, as of October 2, 2020. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and the Company's investment created when the Company purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of January 1, 2021, the Company’s equity method investments exceeded its share of venture net assets by $44 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of January 1, 2021 and October 2, 2020 were $140.2 million and $161.3 million, respectively. During the three months ended January 1, 2021 and December 27, 2019, we recognized income from equity method joint ventures of $18.3 million and $17.3 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $5.4 million and $8.3 million as of January 1, 2021 and October 2, 2020, respectively.
The Company currently holds a 24.5% interest in AWE Management Ltd ("AWE ML") that is accounted for under the equity method, and the carrying value of the Company’s investment as of October 2, 2020 was approximately $38 million. As of October 2, 2020, AWE ML was under a contractual operating arrangement with the UK Ministry of Defence (MoD) with multiple years remaining under the arrangement. Subsequent to year end, on November 2, 2020, the MoD unexpectedly announced plans to change its current operating agreements with AWE ML that would result in the early termination of the current contract in 2021. During the three months ended January 1, 2021, the Company recorded an other-than-temporary impairment on its investment in AWE ML in the amount of $27.9 million, which is included in miscellaneous income (expense), net in the consolidated statement of earnings.
At October 2, 2020, the Company held a cost method investment in C3.ai, Inc. ("C3") of approximately $2.5 million. On December 9, 2020, C3 completed an initial public offering and as a result the Company now carries its investment in C3 at fair value, with mark to market changes reflected in net income as it is an investment in equity securities with a readily determinable fair value based on quoted market prices. In connection with the IPO, the Company became subject to a 180-day lock-up period, which restricts sales of the shares, subject to certain conditions that permit partial share sales based on C3's share performance during the lock-up period. The fair value of the Company's investment at January 1, 2021 was $85.2 million and is included in investment in equity securities in the consolidated balance sheet. Dividend income and unrealized gains and losses on changes in fair value of C3 shares are recognized in miscellaneous income (expense), net in the consolidated statement of earnings. Quoted market prices are available for these securities in an active market, however a discount is applied to account for the lock-up period restrictions and therefore the investment is categorized as a Level 2 input.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
12.    Borrowings
Long-Term Debt
At January 1, 2021 and October 2, 2020, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	January 1, 2021	October 2, 2020
Revolving Credit Facility	LIBOR + applicable margin (1)	March 2024	$268,794	$152,794
Term Loan Facility	LIBOR + applicable margin (2)	March 2025	1,029,889	1,025,826
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Deferred Financing Fees			(1,614)	(1,679)
Total Long-term debt, net			$1,797,069	$1,676,941
(1)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. including applicable margins The applicable LIBOR rates at January 1, 2021 and October 2, 2020 were approximately 1.16% and 1.39%.
(2)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Term Loan Facility (defined below)), borrowings under the Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5% including applicable margins. The applicable LIBOR rates at January 1, 2021 and October 2, 2020 were approximately 1.11% and 1.37%.
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility"), which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at January 1, 2021.
On December 16, 2020, Jacobs entered into a first amendment to the Revolving Credit Facility, which provides for, among other things, (a) administrative changes allowing a one-time limited conditionality draw under the Revolving Credit Facility in connection with the consummation of the proposed acquisition by the Company, indirectly through a subsidiary of the Company, of a majority interest in PA Consulting Group Limited, a private limited company organized under the laws of England and Wales and (b) an increase in the interest rate applicable margin to 1.625% per annum if the Consolidated Leverage Ratio (as defined in the Revolving Credit Facility) of the Company is equal to or greater than 3.00 to 1.00.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On March 25, 2020, the Company entered into an unsecured term loan facility (the “Term Loan Facility”) with a syndicate of financial institutions as lenders. Under the Term Loan Facility, the Company borrowed an aggregate principal amount of $730.0 million and one of the Company's U.K. subsidiaries borrowed an aggregate principal amount of £250.0 million. The proceeds of the term loans were used to repay an existing term loan with a maturity date of June 2020 and for general corporate purposes. The Term Loan Facility contains affirmative and negative covenants and events of default customary for financings of this type that are consistent with those included in the Revolving Credit Facility. During fiscal 2020, the Company entered into interest rate and cross currency derivative contracts to swap a portion of our variable rate debt to fixed rate debt. See Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at January 1, 2021.
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facility and other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $547.8 million at January 1, 2021, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
On January 20, 2021, Jacobs entered into a delayed draw term loan facility (the "Delayed Draw Term Loan Facility) with a syndicate of financial institutions as lenders. The Delayed Draw Term Loan Facility matures on the third anniversary of the date of closing. Under the Delayed Draw Term Loan Facility, the Company may borrow up to $200 million of U.S. dollar denominated term loans and up to £650 million U.K. pound sterling denominated loans. The proceeds of the term loans may be used to fund the acquisition of a majority interest in PA Consulting Group Limited, refinance certain existing indebtedness and pay related transaction costs and expenses. The Delayed Draw Term Loan Facility contains affirmative and negative covenants and events of default customary for financings of this type and that are consistent with those included in the Revolving Credit Facility and the Term Loan Facility. Depending on the Company’s consolidated leverage ratio, borrowings under the Delayed Draw Term Loan Facility will bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. From the date that is 90 days after the closing of the Delayed Draw Term Loan Facility, the Company must pay a ticking fee with respect to undrawn commitments under the facility at a rate that will range between 0.80% and 0.225% based on the Company’s Consolidated Leverage Ratio.
The Company has issued $2.3 million in letters of credit under the Revolving Credit Facility, leaving $1.98 billion of available borrowing capacity under the Revolving Credit Facility at January 1, 2021. In addition, the Company had issued $249.8 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $252.1 million at January 1, 2021.
13.    Leases
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Long-term project asset and vehicle leases (leases with terms greater than twelve months), along with all real estate and IT asset leases, are recorded on the consolidated balance sheet at the present value of the minimum lease payments not yet paid. Because the Company primarily acts as a lessee and the rates implicit in its leases are not readily determinable, the Company generally uses its incremental borrowing rate on the lease commencement date to calculate the present value of future lease payments. Certain leases include payments that are based solely on an index or rate. These variable lease payments are included in the calculation of the right-of-use ("ROU") asset and lease liability and are initially measured using the index or rate at the lease commencement date. Other variable lease payments, such as payments based on use and for property taxes, insurance, or common area maintenance that are based on actual assessments are excluded from the ROU asset and lease liability and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any deferred rent, lease pre-payments and initial direct costs of obtaining the lease, such as commissions.
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
The components of lease expense (reflected in selling, general and administrative expenses) for the three months ended January 1, 2021 and December 27, 2019 were as follows (in thousands):

	Three Months Ended
	January 1, 2021	December 27, 2019
Lease cost
Operating lease cost	$39,444	$44,080
Variable lease cost	8,183	8,597
Sublease income	(3,396)	(3,334)
Total lease cost	$44,231	$49,343
Supplemental information related to the Company's leases for the three months ended January 1, 2021 was as follows (in thousands):

Three Months Ended
Cash paid for amounts included in the measurements of lease liabilities	$48,909
Right-of-use assets obtained in exchange for new operating lease liabilities	$27,569
Weighted average remaining lease term - operating leases	7 years
Weighted average discount rate - operating leases	2.7%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Total remaining lease payments under the Company's leases for the remainder of fiscal 2021 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2021	$141,552
2022	170,667
2023	151,661
2024	132,968
2025	111,438
Thereafter	277,047
985,333
Less Interest	(85,357)
$899,976

14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit recognized in earnings during the three months ended January 1, 2021 and December 27, 2019 (in thousands):

	Three Months Ended
	January 1, 2021	December 27, 2019
Component:
Service cost	$1,735	$1,465
Interest cost	11,785	13,031
Expected return on plan assets	(25,427)	(27,665)
Amortization of previously unrecognized items	4,032	3,110
Plan Amendment and settlement loss (gain)	—	2,651
Total net periodic pension benefit recognized	$(7,875)	$(7,408)
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings. In the first fiscal quarter of 2020, the Company incurred a settlement loss on one of its U.S. defined benefit plans of approximately $2.7 million.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2021 (in thousands):

Cash contributions made during the first three months of fiscal 2021	$9,096
Cash contributions projected for the remainder of fiscal 2021	28,942
Total	$38,038

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
15.    Business Combinations
Buffalo Group
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions. The Company paid total consideration of $212.8 million, which was comprised of approximately $181.4 million in cash to the former owners of Buffalo Group and the assumption of Buffalo Group's debt of approximately $7.7 million and $23.7 million in other assumed liabilities. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. Additionally, the Company recorded contingent consideration of $14.6 million which is expected to be settled in fiscal 2022. The acquisition of Buffalo Group allows Jacobs to further expand its cyber and intelligence solutions offering to government clients. The following summarizes the fair values of The Buffalo Group's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$8.4
Receivables	19.2
Property, equipment and improvements, net	2.3
Goodwill	139.6
Identifiable intangible assets	71.0
Prepaid expenses and other current assets	6.2
Total Assets	$246.7

Liabilities
Accounts payable, accrued expenses and other current liabilities	$46.9
Contingent consideration	14.6
Other long term liabilities	3.8
Total Liabilities	65.3
Net assets acquired	$181.4
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes, given the acquisition was structured as an asset acquisition. The Company has not completed its final assessment of the fair values of Buffalo Group's assets acquired and liabilities assumed. The final purchase price allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Identified intangibles are customer relationships, contracts and backlog and have estimated lives of 9 years.
Fair value measurements relating to the Buffalo Group are made primarily using Level 3 inputs including discounted cash flow and Monte Carlo simulation techniques. Fair value for the identified intangible assets is estimated using inputs primarily for the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as furniture, fixtures and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation. The fair value of the contingent consideration is estimated using a Monte Carlo simulation and the significant assumptions used include projections of revenues for Buffalo Group through fiscal 2021 and probabilities of meeting those projections.
No summarized unaudited pro forma results are provided for the Buffalo Group due to the immateriality of this acquisition relative to the Company's consolidated financial position and results of operations.

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

Assets
Cash and cash equivalents	$24.3
Receivables	74.2
Other current assets	5.2
Property, equipment and improvements, net	8.3
Goodwill	206.2
Identifiable intangible assets	80.0
Miscellaneous	19.4
Total Assets	$417.6

Liabilities
Accounts payable, accrued expenses and other current liabilities	$70.7
Long term liabilities	29.0
Total Liabilities	99.7
Net assets acquired	$317.9
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
PA Consulting Group Limited
On November 27, 2020, the Company entered into an agreement to make an investment in PA Consulting Group Limited by acquiring approximately 65% of its share capital in the form of preferred and common equity for an aggregate amount of £1.8 billion. The transaction is expected to close in the second quarter of fiscal 2021.
16.     Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its ECR business to Worley for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”).
Discontinued Operations
As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represent a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, assets and liabilities of the ECR business were reflected as held-for-sale in the Consolidated Balance Sheets through December 27, 2019. As of the fiscal year ended October 2, 2020, all of the ECR business to be sold under the terms of the ECR sale had been conveyed to Worley and as such, no amounts remain held for sale.
Summarized Financial Information of Discontinued Operations
The following table represents earnings (loss) from discontinued operations, net of tax (in thousands):

	For the Three Months Ended
	January 1, 2021	December 27, 2019
Revenues	$—	$7,099
Direct cost of contracts	—	(4,692)
Gross profit	—	2,407
Selling, general and administrative expenses	(19)	47,159
Operating (Loss) Profit	(19)	49,566
Gain on sale of ECR business	—	61,943
Other (expense) income, net	—	1
Earnings Before Taxes from Discontinued Operations	(19)	111,510
Income Tax Expense	5	(33,923)
Net Earnings of the Group from Discontinued Operations	$(14)	$77,587

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
For the three months ended December 27, 2019, selling, general and administrative expenses included an offsetting insurance recovery of $50.0 million recorded in connection with a legal matter. The gain on sale of the ECR business of $61.9 million for the three months ended December 27, 2019, primarily included additional income for the release of a deferred gain upon achievement of the IT Migration Date described below in connection with the delivery to Worley of certain IT application and hardware assets related to the ECR business, as well as adjustments to the purchase price for working capital and certain other items in connection with the ECR sale.

The Company expects to finalize the remaining purchase price adjustments in connection with the ECR sale before the end of fiscal 2021.

Gain on Sale and Deferred Gain
As a result of the ECR sale, the Company recognized a pre-tax gain of approximately $1.0 billion, $935.1 million of which was recognized in fiscal 2019, $110.2 million for the year ended October 2, 2020 and $— million for the three months ended January 1, 2021.
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
Investment in Worley Stock
As discussed above, subsequent to the ECR sale, the Company holds 51.4 million in ordinary shares of Worley. Dividend income and unrealized gains and losses on changes in fair value of Worley shares are recognized in miscellaneous income (expense), net in continuing operations. The Company's investment in Worley is measured at fair value through net income as it is an equity investment with a readily determinable fair value based on quoted market prices and is $455.2 million at January 1, 2021 and $347.5 million at October 2, 2020. For the three months ended January 1, 2021 and December 27, 2019, the Company recognized a gain of $107.7 million and $105.3 million, respectively, associated with share price and currency changes on this investment. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Transition Service Agreement
Upon closing of the ECR sale, the Company entered into a Transition Services Agreement (the "TSA") with Worley pursuant to which the Company, on an interim basis, provided various services to Worley, including executive consultation, corporate, information technology, and project services. The initial term of the TSA began immediately following closing of the ECR sale on April 26, 2019 and expired in April 2020, although the parties mutually agreed to extend certain of the services for additional time periods beyond the initial term. Pursuant to the terms of the TSA, the Company received payments for the interim services which approximate costs incurred to perform the services. The Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $0.2 million and $12.0 million in TSA related income for such services that is reported in miscellaneous income (expense) for the three months ended January 1, 2021 and December 27, 2019, respectively, before inclusion of certain incremental outside service support costs agreed to be shared equally by the parties.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
17.    Restructuring and Other Charges
During fiscal 2021, the Company implemented certain restructuring and integration initiatives relating to the Buffalo Group acquisition. The activities of these initiatives are expected to be substantially completed before the end of fiscal 2021.
Additionally, the Company recorded an impairment on its investment in AWE during the first quarter of fiscal 2021. See related discussion in Note 11- Joint ventures, VIEs and other investments.
During fiscal 2020, the Company implemented certain restructuring and separation initiatives, including the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs. The activities of these initiatives are expected to continue into fiscal 2023.
During fiscal 2019 and continuing into fiscal 2020, the Company implemented certain restructuring, separation and integration initiatives associated with the ECR sale, the acquisition of KeyW Holding Corporation ("KeyW"), and other related cost reduction initiatives. Additionally, in fiscal 2020, the Company implemented certain restructuring and integration initiatives associated with the acquisition of John Wood Group's nuclear business. The restructuring activities and related costs were comprised mainly of separation and lease abandonment and sublease programs, while the separation and integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s ECR-business separation and integration of KeyW and the John Wood Group’s nuclear business. The activities of these initiatives are expected to be substantially completed before the end of fiscal 2021.
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
The following table summarizes the impacts of the Restructuring and other charges by LOB in connection with the CH2M, KeyW, John Wood Group's nuclear business and Buffalo Group acquisitions, the ECR sale and the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs and impairment of the AWE Management Ltd. investment for the three months ended January 1, 2021 and the CH2M and KeyW acquisitions and the ECR sale for the December 27, 2019 (in thousands):

	Three Months Ended
	January 1, 2021	December 27, 2019
Critical Mission Solutions	$3,209	$4,291
People & Places Solutions	5,167	10,153
Corporate	40,017	37,597
Total (1)	$48,393	$52,041
(1)For the three months ended January 1, 2021 and December 27, 2019, amounts include $20.5 million and $49.7 million, respectively, in items impacting operating profit, along with items recorded in other income (expense), net, which include $(27.9) million related to the impairment of our AWE Management Ltd. investment which is reflected in other income (expense) for the three months ended January 1, 2021 and the loss on settlement of the CH2M portion of the U.S. pension plan of $(2.4) million for the three months ended December 27, 2019. See Note 19- Segment Information.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The activity in the Company’s accrual for the Restructuring and other charges, including the program activities described above, for the three months ended January 1, 2021 is as follows (in thousands):

Balance at October 2, 2020	$52,854
Net Charges	48,393
Payments and Usage	(70,973)
Balance at January 1, 2021	$30,274
The following table summarizes the Restructuring and other charges by major type of costs for the three months ended January 1, 2021 and December 27, 2019 (in thousands):

	Three Months Ended
	January 1, 2021	December 27, 2019
Lease Abandonments and Impairments	$148	$—
Voluntary and Involuntary Terminations	9,503	13,153
Outside Services	7,399	31,466
Other (1)	31,343	7,422
Total	$48,393	$52,041
(1)Includes $27.9 million related to the impairment of our AWE Management Ltd. investment for the three months ended January 1, 2021.
Cumulative amounts since 2017 incurred to date under our various restructuring and other activities described above by each major type of cost as of January 1, 2021 are as follows (in thousands):

Lease Abandonments and Impairments	$313,665
Voluntary and Involuntary Terminations	138,472
Outside Services	266,523
Other	131,657
Total	$850,317

18.     Commitments and Contingencies and Derivative Financial Instruments
Derivative Financial Instruments
The Company is exposed to interest rate risk under its variable rate borrowings and additionally, due to the nature of the Company's international operations, we are at times exposed to foreign currency risk. As such, we sometimes enter into foreign exchange hedging contracts and interest rate hedging contracts in order to limit our exposure to fluctuating foreign currencies and interest rates.
In fiscal 2020 we entered into interest rate swap agreements with a notional value of $798.4 million as of January 1, 2021 to manage the interest rate exposure on our variable rate loans. Additionally, we entered into a cross-currency swap agreement with a notional value of $127.8 million to manage the interest rate and foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. Under the interest rate swap agreements, the Company receives the one month LIBOR rate and pays monthly a fixed rate ranging from .704% to 1.116% and under the cross currency swap agreement, the Company receives the one month LIBOR rate plus 0.875% in USD and pays monthly a Euro fixed rate of .726% to .746% for the term of the swaps. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. The fair value of the interest rate and cross currency swaps at January 1, 2021 was $(34.8) million, which is included in other deferred liabilities on the consolidated balance

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
sheet. The unrealized net losses on these interest rate and cross currency swaps was $10.8 million, net of tax, and was included in accumulated other comprehensive income as of January 1, 2021.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $425.8 million at January 1, 2021. The length of these contracts currently ranges from one to 12 months. The fair value of the foreign exchange contracts at January 1, 2021 was $82.3 million, which is included in current assets within receivables and contract assets on the consolidated balance sheet and with associated income statement impacts included in miscellaneous income (expense) in the consolidated statement of earnings.

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
At January 1, 2021 and October 2, 2020, the Company had issued and outstanding approximately $252.1 million and $263.0 million, respectively, in LOCs and $2.1 billion and $2.3 billion, respectively, in surety bonds.
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
Litigation and Investigations
In 2012, CH2M HILL Australia Pty Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited ("JKC") for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC and is seeking compensatory damages in the amount of approximately $530.0 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC is seeking damages in excess of $1.7 billion and has drawn on the bonds. In light of the COVID-19 pandemic, a November 2020 date for commencement of the hearing has been vacated and the hearing has been rescheduled for opening arguments in April and the remaining proceedings in July and August 2021. Although an earlier decision is possible, no decision is expected before 2022. In September 2018, JKC filed a declaratory judgment action in Western Australia alleging that the entities which executed parent company guaranties for the Consortium, including CH2M Hill Companies, Ltd., have an obligation to pay JKC’s ongoing costs to complete the project after termination. A hearing on that matter was held in March 2019, and a decision in favor of the Consortium was issued. JKC appealed the decision, a hearing on the appeal took place in March 2020 and a decision was handed down on July 22, 2020 denying JKC’s appeal in its entirety. The Consortium has denied liability and is vigorously defending JKC's claims and pursuing its affirmative claims against JKC. Based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, in excess of the current reserve for this matter. See Note 14- Business Combinations in the Company's fiscal 2020 Form 10K for further information related to CH2M contingencies.
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that have been filed against the Company by employees of the contractors that completed the remediation and dredging work. The cases are at various stages of litigation, and several of the cases are currently stayed pending resolution of other cases. Additionally, in May 2019, Roane County and the cities of Kingston and Harriman filed a claim against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. In October 2020, the Court granted Jacobs and TVA’s motion to dismiss the Roane County litigation and closed the case. In addition, in November 2019, a resident of Roane County, Margie Delozier, filed a putative class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash. The Company and TVA filed separate motions to dismiss the Delozier case in April 2020, which remain pending before the Court. In February 2020, the Company learned that the district attorney in Roane County recommended that the Tennessee Bureau of Investigation investigate issues pertaining to clean up worker safety at Kingston, with that investigation still pending. There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the above matters. The Company disputes the claims asserted in all of the above matters and is vigorously defending these claims. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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
19.     Segment Information
The Company's two operating segments and global lines of business ("LOBs") are as follows: Critical Mission Solutions ("CMS") and People & Places Solutions ("P&PS"), with the previous Energy, Chemicals and Resources ("ECR") LOB reported as discontinued operations. For further information on ECR, refer to Note 16- Sale of Energy, Chemicals and Resources ("ECR") Business.
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
The following tables present total revenues and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 17 - Restructuring and Other Charges) and transaction and integration costs (in thousands).

	For the Three Months Ended
	January 1, 2021	December 27, 2019
Revenues from External Customers:
Critical Mission Solutions	$1,295,287	$1,182,457
People & Places Solutions	2,086,549	2,177,592
Total	$3,381,836	$3,360,049

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	For the Three Months Ended
	January 1, 2021	December 27, 2019
Segment Operating Profit:
Critical Mission Solutions	$110,072	$90,422
People & Places Solutions	196,300	178,328
Total Segment Operating Profit	306,372	268,750
Other Corporate Expenses (1)	(70,341)	(66,719)
Restructuring, Transaction and Other Charges	(22,091)	(50,686)
Total U.S. GAAP Operating Profit	213,940	151,345
Total Other Income (Expense), net (2)	140,171	102,824
Earnings from Continuing Operations Before Taxes	$354,111	$254,169

(1)	Other corporate expenses also include intangibles amortization of $23.2 million and $21.8 million for the three-month periods ended January 1, 2021 and December 27, 2019, respectively.
(2)
For the three month period ended January 1, 2021, includes $93.1 million in fair value adjustments related to our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale, $82.6 million in fair adjustments related to our investment in C3 stock and $(27.9) million related to impairment of our AWE Management Ltd. investment. For the three month period ended December 27, 2019, includes revenues under the Company's TSA with Worley of $12.0 million, $99.1 million in fair value adjustments related to our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale, the amortization of deferred financing fees related to the CH2M acquisition of $0.6 million and the loss on settlement of the CH2M portion of the U.S. pension plan of $2.4 million.

(1)Included in other corporate expenses in the above table are costs and expenses, which relate to general corporate activities as well as corporate-managed benefit and insurance programs. Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of our incentive compensation plans relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans. In addition, other corporate expenses may also include from time to time certain adjustments to contract margins (both positive and negative) associated with projects, as well as other items, where it has been determined that such adjustments are not indicative of the performance of the related LOB.
See also MD&A results of operations for our operating segments in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to January 1, 2021 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
•The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2- Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2020 Form 10-K;
•The Company’s fiscal 2020 audited consolidated financial statements and notes thereto included in our 2020 Form 10-K; and
•Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K.
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the potential continued effects of the COVID-19 pandemic on our business, financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal 2021 or future fiscal years. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include the magnitude, timing, duration and ultimate impact of the COVID-19 pandemic and any resulting economic downturn on our results, prospects and opportunities; the timeline for easing or removing “shelter-in-place”, “stay-at-home”, social distancing, travel restrictions and similar orders, measures or restrictions imposed by governments and health officials in response to the pandemic, or if such orders, measures or restrictions are re-imposed after being lifted or eased, including as a result of increases in cases of COVID-19; the development, effectiveness and distribution of vaccines or treatments for COVID-19; and the timing and scope of any government stimulus programs enacted in response to the impacts of the COVID-19 pandemic. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that could negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with hiring additional employees or replacing any furloughed employees; increased volatility in the capital markets that may affect our ability to access sources of liquidity on acceptable pricing or borrowing terms or at all; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see those listed and discussed in Item 1A, Risk Factors included in our 2020 Form 10-K and our Quarterly Reports on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission ("SEC").

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
As it became clear that the pandemic was unparalleled in the rate of community spread, we took early, decisive action to put people first, help flatten the curve and take care of our clients and communities. In early March 2020, we swiftly restricted travel and established return protocols for both client-related and personal travel. In 10 days, we successfully transitioned more than 85% of our employees to a remote working environment to support physical distancing. Where the essential and mission-critical nature of our work requires us to maintain staff at certain sites or locations, we worked closely with our clients and established project-specific plans designed to ensure the safety of our people and the integrity of our operations. Using technology and optimizing our networks, we continue to offer flexible work scenarios for our people, and to deliver business continuity for and continued collaboration with our clients. Our Executive Leadership Team met daily for the first three months and weekly thereafter, focusing on transparency, agile response and business resiliency; and our global and regional crisis management teams continued to maintain consistent messaging and direct local responses. Our regular global Town Halls, a weekly Chair and CEO email and short, self-produced leadership videos are intended to share open, transparent information to connect and unite our global community.
We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with international, federal, state and local requirements to date, we continue to materially operate. In addition, demand for certain of our services, including those supporting health care relief efforts relating to COVID-19, has increased, and could continue to increase, as a result of COVID-19. Notwithstanding our continued critical operations, COVID-19 has negatively impacted our business, and may have further adverse impacts, on our continued operations, including those listed and discussed in Item 1A, Risk Factors included in our 2020 Form 10-K. Accordingly, we have reduced spending broadly across the Company, only proceeding with operating and capital spending that is critical. We also temporarily ceased all non-essential hiring and reduced discretionary expenses, including temporarily suspending certain employee benefits and compensation through the end of fiscal 2020. Looking ahead, we have developed contingency plans to reduce costs further if the situation further deteriorates or lasts longer than current expectations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be necessary or appropriate for the health and safety of employees, contractors, customers, suppliers or others or as required by international, federal, state or local authorities.
Based on current estimates, we expect the impact of COVID-19 to continue into the first half of fiscal 2021, although to a lesser degree than what was seen in fiscal 2020. Although this business disruption is expected to be temporary, significant uncertainty exists concerning the magnitude, duration and impacts of the COVID-19 pandemic, including with regard to the effects on our customers and customer demand for our services. Accordingly, actual results for future fiscal periods could differ materially versus current expectations and current results and financial condition discussed herein may not be indicative of future operating results and trends.
For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on our business, financial condition and results of operations, see Item 1A - Risk Factors contained in our 2020 Form 10-K.

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
The Company’s deep global domain knowledge - applied together with the latest advances in technology - are why customers large and small choose to partner with Jacobs. We operate in two lines of business: Critical Mission Solutions and People & Places Solutions. After spending three years transforming our portfolio and setting the foundation to get us where we are today, we launched a three-year accelerated profitable growth strategy at our Investor Day in February 2019, focused on innovation and continued transformation to build upon our position as the leading solutions provider for our clients. This transformation included the $3.2 billion acquisition of CH2M and the $3.4 billion divestiture of the Company's energy, chemicals and resources business. Our acquisitions of KeyW, John Wood Group’s nuclear business and Buffalo Group will further position us as a leader in high-value government services and technology-enabled solutions, enhancing our portfolio by adding intellectual property-driven technology with unique proprietary C5ISR (command, control, communications, computer, combat systems, intelligence, surveillance and reconnaissance) rapid solutions, and amplifying Jacobs’ position as a Tier-1 global nuclear services provider.
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
Revenue by Type (Q1 FY2021)1
1 Due to COVID-19 and the actions taken by governmental authorities and others related thereto, some of the information provided in this summary relating to sources of revenue could be substantially different in the remainder of fiscal 2021.
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
Serving mission-critical industry end markets
Critical Mission Solutions serves broad sectors, including U.S. government services, cyber, nuclear, commercial, and international sectors.
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
•Nuclear Solutions. We provide support across the full nuclear life cycle, including new build, operational support, and decommissioning. Support includes project management, engineering, technical and R&D services, complemented by the full range of CMS' other services. Customers include the U.S. DoE, the UK's NDA, and commercial companies such as EDF Energy, the UK's largest producer of low-carbon energy.
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

People & Places Solutions (P&PS)
Jacobs' People & Places Solutions line of business provides end-to-end solutions for our clients’ most complex projects - whether connected mobility, integrated water management, smart cities, advanced manufacturing or environmental stewardship. In doing so, we employ predictive analytics, artificial intelligence and automation, digital twin technology, IoT smart sensors, geospatial visualization and advanced delivery processes and tools for consulting, planning, architecture, design, engineering, and implementation, as well as long-term operation of facilities and infrastructure. Solutions may be delivered as standalone engagements or through comprehensive program management solutions that integrates disparate workstreams to yield additional benefits not attainable through project-by-project implementation. We also provide progressive design-build and construction management at-risk delivery for our P&PS clients.
Our clients include national, state and local government in the U.S., Europe, U.K., Middle East, Australia, New Zealand and Asia, as well as multinational private sector clients throughout the world.
Serving broad market sectors that support people and places
Aging infrastructure; climate action; urbanization; water, food and energy security; global supply chains; pandemic preparedness and response; environmental, social, and corporate governance (ESG); and digital transformation are driving new challenges and opportunities for our clients. These drivers are highlighting the need for holistic, integrated technology solutions that draw on the domain knowledge resident in the multidisciplinary consulting and delivery expertise of our global workforce. For example, an airport is no longer simply aviation infrastructure but is now a smart city with extensive operational, cybersecurity and autonomous mobility requirements, as well as the contactless travel requirements necessary to best manage COVID-19. Master planning for a city now requires advanced analytics to plan for climate adaption and next-generation mobility as well as revenue generating fiber infrastructure. Furthermore, the future of nearly all water infrastructure will be highly technology-enabled, leveraging solutions with digital twins, predictive analytics and smart metering technology to ensure we are giving communities, industries and regions the secure water resource they need to flourish and expand.
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
Leveraging our global platform to deliver integrated solutions to clients
One of our key differentiators is our global integrated delivery model, which harnesses deep domain expertise from our global Solutions and Technology and solution organization that is leveraged with the benefits of scale when we focus the world’s best talent to deliver innovative solutions and value to our clients.
•Within transportation, we provide sustainable solutions to plan, develop, finance, design engineer, construct, operate and maintain, next generation mobility across all modes, including highway, bridge, rail and transit, aviation, port and maritime infrastructure. For example, we do this by assessing the impact of autonomous vehicles on roadways and cities for transportation agencies, engineering and specifying vehicles for mass-transit, delivering consulting services for digital fare payment systems; providing program management of the largest airport developments, designing cutting edge automated container terminals and ports infrastructure and utilizing big data to develop cross modal mobility solutions. Our clients encompass the world’s largest transportation agencies as well as private shipping and logistics companies worldwide, including the multi-modal Port Authority of New York and New Jersey, Transport for London, Highways England, Transport for New South Wales and Etihad Rail.

•Water is one of the most precious resources in the world. Extreme weather events in the form of droughts, desertification and flooding are stressing water supplies, at the same time population growth and industrialization are increasing demand. Addressing these challenges, we provide integrated solutions across water and wastewater treatment, water reuse, and water resources such as the deployment of next generation smart metering, digital twin technology and highly technical consulting, engineering, design-build and operation of complex water systems. We support our clients on some of the world’s largest water infrastructure projects such as California WaterFix, Thames Tideway, Houston Water and Singapore National Water Agency.
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
•In our environmental business, we utilize a multidisciplinary, systems-oriented approach to develop environmental planning for infrastructure development; data-driven site remediation and regeneration for per- and poly-fluoroalkyl substances (PFAS) and other known and emerging contaminants; environmental health & safety (EHS) operational excellence and information management; and climate action solutions that incorporate sustainability and resiliency principles as essential to the well-being of all people and of our planet. We also provide post-disaster response and recovery services in support of the Federal Emergency Management Agency’s mission throughout the U.S. In addition to providing end-to-end technology-enabled solutions for multinational oil & gas, chemical and life sciences, mining, manufacturing and energy clients, Jacobs provides comprehensive environmental services for the U.S. Department of Defense, the U.S. Environmental Protection Agency, NASA and other civilian agencies, the UK Environment Agency, and the Australian Department of Defense.
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
•Replica Systems Analysis™ (formerly Voyage™) is a flexible platform that can simulate resource systems dynamically, over time. Examples of modeled systems include water resources, energy, solid waste and traffic. The ability to connect complex systems together in a single interface that is visually intuitive leads to informed team collaboration and creative solutions.
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
•Replica Air™ simulates all aspects of a compressible fluid (e.g. air) supply system, including pipes, valves, diffusers and blowers. The ability to couple Replica Air with Replica Controls in a single simulation allows for the development of unique and robust designs that reduce energy use and life cycle costs.
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

As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the disposal group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represented a strategic shift that had a major effect on our operations and financial results. As such, the assets and liabilities of the ECR business were reflected as held-for-sale in the Consolidated Balance Sheets through September 27, 2019. As of the year ended October 2, 2020, all of the ECR business to be sold under the terms of the ECR sale had been conveyed to Worley and as such, no amounts remain held for sale. For further discussion see Note 16- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
Prior to the ECR sale, the ECR business served the energy, chemicals and resources sectors, including upstream, midstream and downstream oil, gas, refining, chemicals and mining and minerals industries. We provided integrated delivery of complex projects for our Oil and Gas, Refining, and Petrochemicals clients. Bridging the upstream, midstream and downstream industries, our services encompassed consulting, engineering, procurement, construction, maintenance and project management.

Results of Operations for the three months ended January 1, 2021 and December 27, 2019
(in thousands, except per share information)

	For the Three Months Ended
	January 1, 2021	December 27, 2019
Revenues	$3,381,836	$3,360,049
Direct cost of contracts	(2,749,776)	(2,715,478)
Gross profit	632,060	644,571
Selling, general and administrative expenses	(418,120)	(493,226)
Operating Profit	213,940	151,345
Other Income (Expense):
Interest income	1,124	946
Interest expense	(17,313)	(14,817)
Miscellaneous income (expense), net	156,360	116,695
Total other income (expense), net	140,171	102,824
Earnings from Continuing Operations Before Taxes	354,111	254,169
Income Tax Expense from Continuing Operations	(87,023)	(68,489)
Net Earnings of the Group from Continuing Operations	267,088	185,680
Net (Loss) Earnings of the Group from Discontinued Operations	(14)	77,587
Net Earnings of the Group	267,074	263,267
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(10,026)	(6,257)
Net Earnings Attributable to Jacobs from Continuing Operations	257,062	179,423
Net Earnings Attributable to Jacobs	$257,048	$257,010
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.98	$1.35
Basic Net Earnings from Discontinued Operations Per Share	$—	$0.58
Basic Earnings Per Share	$1.98	$1.93

Diluted Net Earnings from Continuing Operations Per Share	$1.96	$1.33
Diluted Net Earnings from Discontinued Operations Per Share	$—	$0.58
Diluted Earnings Per Share	$1.96	$1.91

Overview – Three Months Ended January 1, 2021
COVID-19 Pandemic. There are many risks and uncertainties regarding the COVID-19 pandemic, including the anticipated duration of the pandemic and the extent of local and worldwide social, political, and economic disruption it may cause. The Company’s operations for the first fiscal quarter of 2021 were adversely impacted by COVID-19. While certain business units of both Critical Mission Solutions and People & Places Solutions have experienced, and may continue to experience, an increase in demand for certain of their services regarding new projects that may arise in response to the COVID-19 pandemic, it is still expected that COVID-19 is likely to continue to have an adverse impact on each of Critical Missions Solutions and People & Places Solutions continuing into fiscal 2021, although to a lesser degree than what was seen in fiscal 2020.
For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on the Company’s business, financial condition and results of operations, see “Part I - Item 1A - Risk Factors” of our 2020 Form 10-K.
Net earnings attributable to the Company from continuing operations for the first fiscal quarter ended January 1, 2021 were $257.1 million (or $1.96 per diluted share), an increase of $77.6 million, or 43.3%, from earnings of $179.4 million (or $1.33 per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the three months ended January 1, 2021 were $70.4 million in after-tax unrealized appreciation gains recorded in miscellaneous income (expense), net, associated with our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale, after-tax unrealized appreciation gains associated with our investment in C3.ai, Inc. ("C3") of $62.3 million. Also included in other income for the period was a $22.6 million after-tax other-than-temporary impairment in respect of our AWE investment.
Net earnings attributable to the Company from discontinued operations for the first fiscal quarter ended January 1, 2021 were $(14.0) thousand (or $0.00 per diluted share), a decrease of $77.6 million, or 100.0%, from earnings of $77.6 million (or $0.58 per diluted share) for the corresponding period last year. Included in net earnings attributable to Jacobs from discontinued operations for the prior year was the settlement of a legal matter that was reimbursed by insurance, the release of the deferred gain for the delivery of the ECR IT Instance and the adjustment for working capital and certain other items in connection with the ECR sale. For further discussion, see Note 16- Sale of Energy, Chemicals and Resources ("ECR") Business.
On November 24, 2020, Jacobs completed the acquisition of Buffalo Group. For further discussion, see Note 15- Business Combinations.
On November 27, 2020, the Company entered into an agreement to make a strategic investment in PA Consulting Group Limited by acquiring approximately 65% of its share capital in the form of preferred and common equity for an aggregate amount of £1.8 billion. The transaction is expected to close in the second quarter of fiscal 2021.
Consolidated Results of Operations
Revenues for the first fiscal quarter of 2021 were $3.38 billion, an increase of $21.8 million, or 0.6% from $3.36 billion for the corresponding period last year. The increase in revenues for the three month period year over year was due in part to fiscal 2020 incremental revenues from the Buffalo Group and John Wood Group Nuclear business acquisitions, in addition to overall growth in our Critical Mission Solutions (CMS) business, largely offset by impacts from the COVID 19 pandemic on our P&PS business which resulted in a decrease to P&PS revenues period over period. Pass-through costs included in revenues for the three months ended January 1, 2021 amounted to $648.7 million, a decrease of $53.1 million, or 7.6%, from $701.8 million from the corresponding periods last year.
Gross profit for the first quarter of 2021 was $632.1 million, a decrease of $12.5 million, or 1.9% from $644.6 million from the corresponding period last year. Our gross profit margins were 18.7% and 19.2% for the three month periods ended January 1, 2021 and December 27, 2019, respectively, with these trend differences being mainly attributable to project mix impacts in our legacy portfolio year over year and lower overhead rate impacts on revenue, with partial offsets from favorable margin trends from our recent Buffalo Group and John Wood Group nuclear business acquisitions and as well as year over year impacts from lower overhead reimbursement rates resulting from our ongoing cost reduction programs partially offset by COVID-19 cost mitigation efforts.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.

SG&A expenses for the three months ended January 1, 2021 were $418.1 million, a decrease of $75.1 million, or 15.2%, from $493.2 million for the corresponding period last year. The decrease in SG&A expenses as compared to the corresponding period last year was due primarily to less expense relating to the Transition Services Agreement (the "TSA") with Worley which terminated in April 2020, although the parties agreed to extend certain of the services beyond the initial term, and reductions in personnel related and other overhead costs resulting from our ongoing cost reduction programs as well as COVID-19 cost mitigation efforts, partially offset by incremental SG&A expenses from the Buffalo Group and John Wood Group nuclear business acquisitions. Also, included in the current year results were $22.0 million of Restructuring and other charges and transaction costs associated in part with the Company's transformation initiatives relating to real estate and other staffing programs. In comparison, the prior year included $50.7 million ofRestructuring and other charges and transaction costs. Unfavorable impacts on SG&A expenses from foreign exchange were $3.8 million for the three months ended January 1, 2021, although impacts from foreign exchange were immaterial to the Company's operating profit as a whole.
Net interest expense for the three months ended January 1, 2021 was $16.2 million, an increase of $2.3 million from $13.9 million for the corresponding period last year. The increase in net interest expense for the three month period year over year is due to higher levels of debt outstanding.
Miscellaneous income (expense), net for the three months ended January 1, 2021 was $156.4 million, an increase of $39.7 million, from $116.7 million for the corresponding period last year. The increase from the prior year was due primarily to $93.1 million in pre-tax unrealized gains associated with changes in the fair value of our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale, compared to $99.1 million in the prior year and $82.6 million in net gains related to the C3 investment in the current year. Additionally, during the three months ended January 1, 2021, the Company recorded an other-than-temporary impairment on its investment in AWE in the amount of $27.9 million, which is also included in miscellaneous income (expense), net on its consolidated statement of earnings.
The Company’s effective tax rates from continuing operations for the three months ended January 1, 2021 and December 27, 2019 were 24.6% and 27.0%, respectively. The Company’s effective tax rate from continuing operations for the three months ended January 1, 2021 was lower than the corresponding rate in the prior period primarily due to one-time income tax charges associated with partnership interest basis differences generated during the quarter ending December 27, 2019. For the three months ended January 1, 2021, the effective tax rate was impacted by a $1.4 million benefit from an Internal Revenue Code section 179D energy credit, a $2.2 million excess tax benefit attributable to stock compensation, and a $5.0 million benefit related to a change in the Company’s assertion about indefinite reinvestment of certain foreign unremitted earnings in Canada. The Company is continuing to accrue taxes related to all other foreign earnings.
See Note 16- Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.
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

	Three Months Ended
	January 1, 2021	December 27, 2019
Revenues from External Customers:
Critical Mission Solutions	$1,295,287	$1,182,457
People & Places Solutions	2,086,549	2,177,592
Total	$3,381,836	$3,360,049

	Three Months Ended
	January 1, 2021	December 27, 2019
Segment Operating Profit:
Critical Mission Solutions	$110,072	$90,422
People & Places Solutions	196,300	178,328
Total Segment Operating Profit	306,372	268,750
Other Corporate Expenses (1)	(70,341)	(66,719)
Restructuring, Transaction and Other Charges	(22,091)	(50,686)
Total U.S. GAAP Operating Profit	213,940	151,345
Total Other Income (Expense), net (2)	140,171	102,824
Earnings Before Taxes from Continuing Operations	$354,111	$254,169

(1)	Other corporate expenses also include intangibles amortization of $23.2 million and $21.8 million for the three-month periods ended January 1, 2021 and December 27, 2019, respectively.
(2)	For the three month period ended January 1, 2021, includes $93.1 million in fair value adjustments related to our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale, $82.6 million in fair adjustments related to our investment in C3 stock and $(27.9) million related to impairment of our AWE Management Ltd. investment. For the three month period ended December 27, 2019, includes revenues under the Company's TSA with Worley of $12.0 million, $99.1 million in fair value adjustments related to our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale, the amortization of deferred financing fees related to the CH2M acquisition of $0.6 million and the loss on settlement of the CH2M portion of the U.S. pension plan of $2.4 million.

Critical Mission Solutions

	Three Months Ended
	January 1, 2021	December 27, 2019
Revenue	$1,295,287	$1,182,457
Operating Profit	$110,072	$90,422

Critical Mission Solutions (CMS) segment revenues for the three months ended January 1, 2021 were $1.30 billion, an increase of $112.8 million, or 9.5%, from $1.18 billion for the corresponding period last year. The increase in revenue was primarily attributable to incremental revenue from the Buffalo Group and John Wood Group nuclear business acquisitions, combined with areas of year over year revenue volume growth across our legacy portfolio, highlighted by increased spending by customers in the U.S. government business sector. These favorable performance trends more than offset limited unfavorable COVID-19 related revenue impacts mainly due to challenges from physical distancing requirements, client scheduling changes and other related factors. Impacts on revenues from favorable foreign currency translation were approximately $4.6 million for the three month period ended January 1, 2021 compared to the corresponding prior year period.
Operating profit for the segment was $110.1 million for the three months ended January 1, 2021, an increase of $19.7 million, or 21.7%, from $90.4 million for the corresponding period last year. The increase from the prior year was primarily attributable to incremental operating profit from the Buffalo Group and John Wood Group nuclear business acquisitions and the continued growth in profits from our U.S. governmental business sector, offset by the favorable close out of a large program management contract in the first fiscal quarter of 2020. Impacts on operating profit from favorable foreign currency translation were approximately $0.8 million for the three months ended January 1, 2021, compared to the corresponding prior year period. Limited revenue impacts from COVID-19 mentioned above were largely offset by the Company’s limited discretionary spend actions and other areas of improved operating performance.
People & Places Solutions

	Three Months Ended
	January 1, 2021	December 27, 2019
Revenue	$2,086,549	$2,177,592
Operating Profit	$196,300	$178,328
Revenues for the People & Places Solutions (P&PS) segment for the three months ended January 1, 2021 were $2.09 billion, a decrease of $91.0 million, or 4.2%, from $2.18 billion for the corresponding period last year. The decrease in revenue was primarily due to lower pass through activity as well as client scheduling changes from COVID-19, particularly in the transportation and advanced facilities sectors, which was partially offset by growth in environmental services. Impacts on revenues from favorable foreign currency translation were approximately $19.5 million for the three month period ended January 1, 2021 compared to the corresponding prior year period.
Operating profit for the segment for the three months ended January 1, 2021 was $196.3 million, an increase of $18.0 million, or 10.1%, from $178.3 million for the corresponding period last year. The year over year increase in operating profit was due primarily to lower labor, travel and discretionary spending related to COVID-19 mitigation efforts. Impacts on operating profit from favorable foreign currency translation were approximately $2.1 million for the three month period ended January 1, 2021, compared to the corresponding prior year period. The unfavorable revenue impacts mentioned above were more than offset by the Company’s cost mitigation actions.
Other Corporate Expenses
Other corporate expenses for the three months ended January 1, 2021 were $70.3 million, an increase of $3.6 million from $66.7 million for the corresponding period last year. This increase was due primarily to higher intangible amortization expense from the John Wood Group nuclear business acquisition, as well as impacts from Company benefit program enhancements. These increases were partly offset by employee related and other cost reductions across the Company's corporate functions.
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

Restructuring and Other Charges
See Note 17- Restructuring and Other Charges for information on the Company’s activity relating to restructuring and other charges.
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
The following table summarizes our backlog at January 1, 2021 and December 27, 2019 (in millions):

	January 1, 2021	December 27, 2019
Critical Mission Solutions	$9,683	$8,473
People & Places Solutions	15,422	14,197
Total	$25,105	$22,670
The increase in backlog in Critical Mission Solutions (CMS) from December 27, 2019 was primarily the result of the acquisition of the Buffalo Group and John Wood Group's nuclear consulting, remediation and program management business.
The increase in backlog in People & Places Solutions (P&PS) from December 27, 2019 was primarily the result of new awards in the U.S. markets.
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
Liquidity and Capital Resources
At January 1, 2021, our principal sources of liquidity consisted of $837.0 million in cash and cash equivalents and $1.98 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
The amount of cash and cash equivalents at January 1, 2021 represented a decrease of $25.4 million from $862.4 million at October 2, 2020, the reasons for which are described below.

Our cash flow provided by operations of $112.6 million during the three month period ended January 1, 2021 was favorable by $249.8 million in comparison to the cash flow used for operations of $137.2 million for the corresponding prior year period. This improvement was due mainly to lower uses of cash in other working capital, which in turn was primarily due to improved receivable collections compared to the previous period along with less cash used in accrued liabilities year over year. The cash spend decrease in accrued liabilities is associated with lower payments in personnel related liabilities year over year.
Our cash used for investing activities for the three months ended January 1, 2021 was $193.2 million, compared to cash used for investing activities of $34.3 million in the corresponding prior year period, the change due primarily to the acquisition of the Buffalo Group in the current quarter.
Our cash provided by financing activities of $18.7 million for the three months ended January 1, 2021 resulted mainly from net proceeds from borrowings of $95.0 million, partly offset by cash used for share repurchases of $24.8 million, $35.7 million in dividends to shareholders and noncontrolling interest and approximately $15.8 million in stock-based compensation and benefit plan related activity. Cash provided by financing activities in the corresponding prior year period was $166.9 million, due primarily to net proceeds from borrowings of $210.6 million, partly offset by dividends of $25.6 million and stock-based compensation and benefit plan related activity of $18.1 million.
At January 1, 2021, the Company had approximately $129.8 million in cash and cash equivalents held in the U.S. and $707.2 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Japan and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements included in our 2020 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $252.1 million in letters of credit outstanding at January 1, 2021. Of this amount, $2.3 million was issued under the Revolving Credit Facility and $249.8 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions. The Company paid total consideration of $212.8 million, which was comprised of approximately $181.4 million in cash to the former owners of Buffalo Group and the assumption of Buffalo Group's debt of approximately $7.7 million and $23.7 million in other assumed liabilities. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 15- Business Combinations.
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of John Wood Group's nuclear consulting, remediation and program management business for an enterprise value of £246 million, or approximately $317.9 million, less cash acquired of $24.3 million. The Company has recorded its preliminary purchase accounting allocation associated with the acquisition, which is summarized in Note 15- Business Combinations.
On November 27, 2020, the Company entered into an agreement to make a strategic investment in PA Consulting Group Limited by acquiring approximately 65% of its share capital in the form of preferred and common equity for an aggregate amount of £1.8 billion. The transaction is expected to be funded by cash on hand and debt proceeds and to close in the second quarter of fiscal 2021 .
On January 20, 2021, Jacobs entered into a delayed draw term loan facility (the "Delayed Draw Term Loan Facility) under the Revolving Credit Facility. The Delayed Draw Term Loan Facility matures on the third anniversary of the date of closing. Under the Delayed Draw Term Loan Facility, the Company may borrow up to $200 million of U.S. dollar denominated term loans and up to £650 million U.K. pound sterling denominated loans. The proceeds of the term loans may be used to fund the acquisition of a majority interest in PA Consulting Group Limited, refinance certain existing indebtedness and pay related transaction costs and expenses.

We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations. We further believe that our financial resources and discretionary spend controls, as well as near term benefits from government assistance programs, will allow us to continue managing the negative impacts of the COVID-19 pandemic on our business operations for the foreseeable future, which are expected to include reduced revenue from operating activities, based on current assumptions and expectations regarding the pandemic. We have taken actions to reduce spending more broadly across the Company, only proceeding with operating and capital spending that is critical. We also ceased all non-essential hiring and reduced discretionary expenses, including certain employee benefits and compensation through the end of fiscal 2020. In addition, as a precautionary measure, we temporarily suspended purchases under the share repurchase plan in March 2020, with such suspension remaining in effect through the third fiscal quarter of 2020. During the fourth fiscal quarter of 2020, we resumed share repurchases on a limited basis. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates beyond or lasts longer than current assumptions and expectations.
We were in compliance with all of our debt covenants at January 1, 2021.
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
Our Revolving Credit Facility, Term Loan Facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of January 1, 2021, we had an aggregate of $1.30 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins. Additionally, if our Consolidated Leverage Ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. However, as discussed in Note 18- Commitments and Contingencies and Derivative Financial Instruments, we have entered into swap agreements with an aggregate notional value of $926.2 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $372.5 million in principal amount subject to variable interest rate risk.
For the three months ended January 1, 2021, our weighted average borrowings that are subject to floating rate exposure were approximately $466.2 million. If floating interest rates had increased by 1.00%, our interest expense for the three months ended January 1, 2021 would have increased by approximately $1.2 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $425.8 million in notional value of exchange rate sensitive instruments at January 1, 2021. See Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of January 1, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended January 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The information required by this Item 1 is included in the Note 18- Commitments and Contingencies and Derivative Financial Instruments included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors.
Please refer to Item 1A- Risk Factors in our 2020 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the first fiscal quarter of 2021.
Share Repurchases
On January 17, 2019, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022 (the "2019 Repurchase Authorization"). On January 16, 2020, the Company's Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization").
The following table summarizes the activity under the 2019 and 2020 Repurchase Authorizations during the first quarter of fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Numbers of Shares Purchased as Part of the 2019 and 2020 Repurchase Authorizations	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2019 and 2020 Repurchase Authorizations
October 7, 2020 - October 30, 2020	138,320	$97.93	138,320	$1,044,330,855
November 2, 2020 - November 27, 2020	108,081	$99.61	108,081	$1,033,564,473
November 30, 2020 - December 1, 2020	4,600	$106.33	4,600	$1,033,075,335
(1) Includes commissions paid and calculated at the average price per share
As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020, with such suspension remaining in effect through the fiscal third quarter of 2020. During the fourth fiscal quarter of 2020, the Company resumed share repurchases on a limited basis while we continue to monitor developments in fiscal 2021 with the pandemic.
The share repurchase programs do not obligate the Company to purchase any shares. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to Rule 10b5-1 plans or otherwise. The authorization for the share repurchase programs may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosure.
None.
Item 5.     Other Information.
None.

Item 6.    Exhibits.

2.1
Implementation Deed, dated as of November 27, 2020, by and among PA Consulting Group Limited, CEP IV Garden S.A.R.L., Jacobs Consulting Solutions Limited, Jacobs Engineering Group Inc. and the persons set out in Schedule 1 thereto. Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on November 30, 2020 and incorporated herein by reference.

2.2
Warranty Deed, dated as of November 27, 2020, by and among the Warrantors named therein and Jacobs Consulting Solutions Limited. Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K on November 30, 2020 and incorporated herein by reference.

10.1
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 16, 2020, among Jacobs Engineering Group Inc., the designated borrowers party thereto, and the lenders thereto, and Bank of America, N.A., as administrative agent, to the Second Amended and Restated Credit Agreement dated as of March 27, 2019, by and among Jacobs Engineering, Inc., the designated borrowers party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 18, 2020 and incorporated herein by reference.

10.2#*	Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).
10.3#*	Form of Restricted Stock Unit Agreement (Performance Shares – ROIC) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).
10.4#*	Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2021, (formatted as Inline XBRL and contained in Exhibit 101).

# Management contract or compensatory plan or arrangement
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
President
and Chief Financial Officer
(Principal Financial Officer)

Date:	February 9, 2021