Form 10-Q
period 2021-04-02
JACOBS ENGINEERING GROUP INC /DE/
filed 2021-05-10
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2021
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at April 30, 2021: 130,215,393

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	April 2, 2021	October 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$893,284	$862,424
Receivables and contract assets	3,301,623	3,167,310
Prepaid expenses and other	431,606	162,355
Investment in equity securities	451,405	347,510
Total current assets	5,077,918	4,539,599
Property, Equipment and Improvements, net	360,241	319,371
Other Noncurrent Assets:
Goodwill	7,235,520	5,639,091
Intangibles, net	1,684,682	658,340
Deferred income tax assets	147,218	211,047
Operating lease right-of-use assets	654,419	576,915
Miscellaneous	402,070	409,990
Total other noncurrent assets	10,123,909	7,495,383
	$15,562,068	$12,354,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$53,813	$—
Accounts payable	914,408	1,061,754
Accrued liabilities	1,727,219	1,249,883
Operating lease liability	176,253	164,312
Contract liabilities	531,146	465,648
Total current liabilities	3,402,839	2,941,597
Long-term Debt	3,425,852	1,676,941
Liabilities relating to defined benefit pension and retirement plans	555,222	568,176
Deferred income tax liabilities	178,199	3,366
Long-term operating lease liability	783,982	735,202
Other deferred liabilities	585,263	573,404
Commitments and Contingencies
Redeemable Noncontrolling interests	586,965	—
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding 130,172,177 shares and 129,747,783 shares as of April 2, 2021 and October 2, 2020, respectively	130,172	129,748
Additional paid-in capital	2,621,454	2,598,446
Retained earnings	4,125,452	4,020,575
Accumulated other comprehensive loss	(868,639)	(933,057)
Total Jacobs stockholders’ equity	6,008,439	5,815,712
Noncontrolling interests	35,307	39,955
Total Group stockholders’ equity	6,043,746	5,855,667
	$15,562,068	$12,354,353
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended April 2, 2021 and March 27, 2020
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Revenues	$3,547,873	$3,427,180	$6,929,708	$6,787,229
Direct cost of contracts	(2,780,860)	(2,779,045)	(5,530,636)	(5,494,522)
Gross profit	767,013	648,135	1,399,072	1,292,707
Selling, general and administrative expenses	(808,125)	(480,357)	(1,226,246)	(973,582)
Operating (Loss) Profit	(41,112)	167,778	172,826	319,125
Other Income (Expense):
Interest income	608	985	1,732	1,931
Interest expense	(15,464)	(15,154)	(32,777)	(29,971)
Miscellaneous (expense) income, net	(56,313)	(330,414)	100,047	(213,719)
Total other (expense) income, net	(71,169)	(344,583)	69,002	(241,759)
(Loss) Earnings from Continuing Operations Before Taxes	(112,281)	(176,805)	241,828	77,366
Income Tax Benefit (Expense) from Continuing Operations	20,772	61,122	(66,250)	(7,368)
Net (Loss) Earnings of the Group from Continuing Operations	(91,509)	(115,683)	175,578	69,998
Net Earnings of the Group from Discontinued Operations	11,320	29,880	11,305	107,468
Net (Loss) Earnings of the Group	(80,189)	(85,803)	186,883	177,466
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(10,158)	(6,284)	(20,184)	(12,540)
Net Loss Attributable to Redeemable Noncontrolling interests	101,392	—	101,392	—
Net (Loss) Earnings Attributable to Jacobs from Continuing Operations	(275)	(121,967)	256,786	57,458
Net Earnings (Loss) Attributable to Jacobs	$11,045	$(92,087)	$268,091	$164,926
Net Earnings Per Share:
Basic Net (Loss) Earnings from Continuing Operations Per Share	$—	$(0.92)	$1.97	$0.43
Basic Net Earnings from Discontinued Operations Per Share	$0.09	$0.23	$0.09	$0.81
Basic Earnings (Loss) Per Share	$0.08	$(0.69)	$2.06	$1.24

Diluted Net (Loss) Earnings from Continuing Operations Per Share	$—	$(0.92)	$1.96	$0.43
Diluted Net Earnings from Discontinued Operations Per Share	$0.09	$0.23	$0.09	$0.80
Diluted Earnings (Loss) Per Share	$0.08	$(0.69)	$2.04	$1.23
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended April 2, 2021 and March 27, 2020
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Net (Loss) Earnings of the Group	$(80,189)	$(85,803)	$186,883	$177,466
Other Comprehensive Income:
Foreign currency translation adjustment	(15,450)	(116,575)	70,888	(64,278)
Gain on cash flow hedges	27,604	—	31,187	18
Change in pension and retiree medical plan liabilities	1,490	28,717	(17,863)	12,466
Other comprehensive income before taxes	13,644	(87,858)	84,212	(51,794)
Income Tax (Expense) Benefit:
Foreign currency translation adjustment	3,409	18,429	(11,036)	18,429
Cash flow hedges	(7,315)	—	(7,094)	—
Change in pension and retiree medical plan liabilities	(838)	3,278	(1,664)	3,860
Income Tax (Expense) Benefit:	(4,744)	21,707	(19,794)	22,289
Net other comprehensive income (loss)	8,900	(66,151)	64,418	(29,505)
Net Comprehensive (Loss) Income of the Group	(71,289)	(151,954)	251,301	147,961
Net Earnings Attributable to Noncontrolling Interests	(10,158)	(6,284)	(20,184)	(12,540)
Net Loss Attributable to Redeemable Noncontrolling interests	101,392	—	101,392	—
Net Comprehensive (Loss) Income Attributable to Jacobs	$19,945	$(158,238)	$332,509	$135,421
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended April 2, 2021 and March 27, 2020
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at December 27, 2019	$133,001	$2,605,765	$4,145,825	$(880,166)	$6,004,425	$57,746	$6,062,171
Net (loss) earnings	—	—	(92,087)	—	(92,087)	6,284	(85,803)
Foreign currency translation adjustments, net of deferred taxes of $(18,429)	—	—	—	(98,146)	(98,146)	—	(98,146)
Pension liability, net of deferred taxes of $(3,278)	—	—	—	31,995	31,995	—	31,995
Dividends	—	—	(25,453)	—	(25,453)	—	(25,453)
Noncontrolling interests - distributions and other	—	5,002	—	—	5,002	(12,830)	(7,828)
Stock based compensation	—	9,533	24	—	9,557	—	9,557
Issuances of equity securities including shares withheld for taxes	208	12,294	(190)	—	12,312	—	12,312
Repurchases of equity securities	(3,224)	(63,177)	(219,421)	—	(285,822)	—	(285,822)
Balances at March 27, 2020	$129,985	$2,569,417	$3,808,698	$(946,317)	$5,561,783	$51,200	$5,612,983

Balances at January 1, 2021	$130,035	$2,597,586	$4,249,408	$(877,539)	$6,099,490	$43,877	$6,143,367
Net earnings, excluding $(101.4) million in loss relating to redeemable noncontrolling interests	—	—	11,045	—	11,045	10,158	21,203
Foreign currency translation adjustments, net of deferred taxes of $(3,409)	—	—	—	(12,041)	(12,041)	—	(12,041)
Pension liability, net of deferred taxes of $838	—	—	—	652	652	—	652
Gain on derivatives, net of deferred taxes of $7,315	—	—	—	20,289	20,289	—	20,289
Dividends			(27,482)		(27,482)	—	(27,482)
Redeemable Noncontrolling interests redemption value adjustment to Common Shareholders	—	—	(107,238)	—	(107,238)	—	(107,238)
Noncontrolling interests - distributions and other	—	—	—	—	—	(18,728)	(18,728)
Stock based compensation	—	15,136	—	—	15,136	—	15,136
Issuances of equity securities including shares withheld for taxes	137	8,732	(133)	—	8,736	—	8,736
Repurchases of equity securities	—	—	(148)	—	(148)	—	(148)
Balances at April 2, 2021	$130,172	$2,621,454	$4,125,452	$(868,639)	$6,008,439	$35,307	$6,043,746
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended April 2, 2021 and March 27, 2020
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 27, 2019	$132,879	$2,559,450	$3,939,174	$(916,812)	$5,714,691	$53,967	$5,768,658
Net earnings	—	—	164,926	—	164,926	12,540	177,466
Foreign currency translation adjustments, net of deferred taxes of $(18,429)	—	—	—	(45,849)	(45,849)	—	(45,849)
Pension and retiree medical plan liability, net of deferred taxes of $(3,860)	—	—	—	16,326	16,326	—	16,326
Gain on derivatives, net of deferred taxes of $—	—	—	—	18	18	—	18
Dividends	—	—	(25,522)	—	(25,522)		(25,522)
Noncontrolling interests - distributions and other	—	5,002	—	—	5,002	(15,307)	(10,305)
Stock based compensation	—	22,733	1,102	—	23,835	—	23,835
Issuances of equity securities including shares withheld for taxes	682	2,179	(8,683)	—	(5,822)	—	(5,822)
Repurchases of equity securities	(3,576)	(19,947)	(262,299)	—	(285,822)	—	(285,822)
Balances at March 27, 2020	$129,985	$2,569,417	$3,808,698	$(946,317)	$5,561,783	$51,200	$5,612,983

Balances at October 2, 2020	129,748	2,598,446	4,020,575	(933,057)	5,815,712	39,955	5,855,667
Net earnings, excluding $(101.4) million million in loss relating to redeemable noncontrolling interests	—	—	268,091	—	268,091	20,184	288,275
Foreign currency translation adjustments, net of deferred taxes of $11,036	—	—	—	59,852	59,852	—	59,852
Pension liability, net of deferred taxes of $1,664	—	—	—	(19,527)	(19,527)	—	(19,527)
(Loss) Gain on derivatives, net of deferred taxes of $7,094	—	—	—	24,093	24,093	—	24,093
Dividends	—	—	(27,515)	—	(27,515)	—	(27,515)
Redeemable Noncontrolling interests redemption value adjustment to Common Shareholders	—	—	(107,238)	—	(107,238)	—	(107,238)
Noncontrolling interests - distributions and other	—	—	—	—	—	(24,832)	(24,832)
Stock based compensation	—	26,977	—	—	26,977	—	26,977
Issuances of equity securities including shares withheld for taxes	675	1,058	(8,790)	—	(7,057)	—	(7,057)
Repurchases of equity securities	(251)	(5,027)	(19,671)	—	(24,949)	—	(24,949)
Balances at April 2, 2021	$130,172	$2,621,454	$4,125,452	$(868,639)	$6,008,439	$35,307	$6,043,746

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended April 2, 2021 and March 27, 2020
(In thousands)
(Unaudited)

	For the Six Months Ended
	April 2, 2021	March 27, 2020
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$186,883	$177,466
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	48,079	44,718
Intangible assets	53,753	43,939
Gain on sale of ECR business	(15,608)	(81,910)
(Gain) loss on investment in equity securities	(114,443)	270,225
Stock based compensation	26,977	23,835
Equity in earnings of operating ventures, net of return on capital distributions	6,353	235
Loss (gain) on disposals of assets, net	353	(247)
Impairment of equity method investment	33,197	—
Loss on pension and retiree medical plan changes	—	2,651
Deferred income taxes	41,063	73,440
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	73,542	(213,685)
Prepaid expenses and other current assets	14,521	(8,777)
Miscellaneous other assets	76,401	68,430
Accounts payable	(152,750)	(152,665)
Accrued liabilities	99,198	(53,567)
Other deferred liabilities	(22,490)	(153,508)
Other, net	(4,797)	(25,612)
Net cash provided by operating activities	350,232	14,968
Cash Flows from Investing Activities:
Additions to property and equipment	(45,053)	(61,337)
Disposals of property and equipment and other assets	427	38
Capital contributions to equity investees, net of return of capital distributions	(4,193)	(12,358)
Acquisitions of businesses, net of cash acquired	(1,741,062)	(286,534)
Disposal of investment in equity securities	13,027	—
Proceeds (payments) related to sales of businesses	36,360	(5,061)
Net cash used for investing activities	(1,740,494)	(365,252)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	3,118,315	2,737,764
Repayments of long-term borrowings	(1,328,283)	(826,463)
Proceeds from short-term borrowings	—	78
Repayments of short-term borrowings	(7,675)	(200,008)
Debt issuance costs	(2,697)	(1,807)
Proceeds from issuances of common stock	18,585	18,920
Common stock repurchases	(24,949)	(285,822)
Taxes paid on vested restricted stock	(25,642)	(24,742)
Cash dividends, including to noncontrolling interests	(81,880)	(63,530)
Net cash provided by financing activities	1,665,774	1,354,390
Effect of Exchange Rate Changes	28,918	20,705
Net Increase in Cash and Cash Equivalents and Restricted Cash	304,430	1,024,811
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	862,424	631,068
Cash and Cash Equivalents, including Restricted Cash at the End of the Period	$1,166,854	$1,655,879
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at April 2, 2021, and for the three and six month periods ended April 2, 2021.
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
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, a new term loan and draws on the Company's existing revolver. Further, in connection with the transaction, an additional $266.6 million had not yet been distributed at April 2, 2021 due to continuing employment requirements. Consequently, this amount represents compensation expense incurred related to the acquisition that is expected to be paid in the third quarter of fiscal 2021, and is reflected in selling, general and administrative expense on the consolidated income statement for the current fiscal quarter. The remaining 35% interest is held by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $581.1 million on the closing date. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment under U.S. GAAP accounting rules. See Note 15- PA Consulting Business Combination for more discussion on the investment and Note 12- Borrowings for more discussion on the financing for the transaction.
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million which is expected to be settled in fiscal 2022. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of the nuclear consulting, remediation and program management business of John Wood Group, a U.K.-based energy services company, for an enterprise value of £246 million, or approximately $317.9 million, less cash acquired of $24.3 million. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. As of October 2, 2020, all of the ECR business to be sold under the terms of the ECR sale had been conveyed to Worley and as such, no amounts remain held for sale. For further discussion, see Note 17- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2020 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please also refer to Note 17- Sale of Energy, Chemicals and Resources for discussion regarding the Company's investment in Worley ordinary shares and Note 19- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
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
ASU No. 2016-13, Financial Instruments - Credit Losses ("ASC 326"): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This standard was effective beginning with the first fiscal quarter 2021. The adoption of ASU 326 did not have a material impact on the Company's financial position, results of operations or cash flows.
5.    Revenue Accounting for Contracts
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide a diverse range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients. We provide a broad range of engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and process, scientific, and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia. We provide our services under cost-reimbursable and fixed-price contracts. Our contracts are with many different customers in numerous industries. Refer to Note 20- Segment Information for additional information on how we disaggregate our revenues by reportable segment.
The following table further disaggregates our revenue by geographic area for the three and six months ended April 2, 2021 and March 27, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Revenues:
United States	$2,474,672	$2,543,387	$4,931,712	$5,076,101
Europe	756,474	606,630	1,395,789	1,157,903
Canada	53,687	52,251	109,315	107,647
Asia	28,650	32,454	56,055	62,894
India	16,463	10,784	31,010	16,764
Australia and New Zealand	159,778	118,850	297,186	248,045
Middle East and Africa	58,149	62,824	108,641	117,875
Total	$3,547,873	$3,427,180	$6,929,708	$6,787,229
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and six months ended April 2, 2021 that was included in the contract liability balance on October 2, 2020 was $96.5 million and $355.6 million, respectively. Revenue recognized for the three and six months ended March 27, 2020 that was included in the contract liability balance on September 27, 2019, was $66.4 million and $310.5 million, respectively.
Remaining Performance Obligations
The Company’s remaining performance obligations as of April 2, 2021 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $15.7 billion in remaining performance obligations as of April 2, 2021. The Company expects to recognize approximately 48% of our remaining performance obligations into revenue within the next twelve months and the remaining 52% thereafter.

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
6.     Earnings Per Share and Certain Related Information
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings. Net earnings used for the purpose of determining basic and diluted EPS is determined by taking net earnings, less earnings available to participating securities. During the three and six months ended April 2, 2021, the Company did not have any outstanding participating securities.
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and six months ended April 2, 2021 and March 27, 2020 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Numerator for Basic and Diluted EPS:
Net (loss) earnings attributable to Jacobs from continuing operations	$(275)	$(121,967)	$256,786	$57,458
Net earnings from continuing operations allocated to participating securities	—	—	—	(20)
Net (loss) earnings from continuing operations allocated to common stock for EPS calculation	$(275)	$(121,967)	$256,786	$57,438

Net earnings attributable to Jacobs from discontinued operations	$11,320	$29,880	$11,305	$107,468
Net earnings from discontinued operations allocated to participating securities	—	—	—	(38)
Net earnings from discontinued operations allocated to common stock for EPS calculation	$11,320	$29,880	$11,305	$107,430

Net earnings (loss) allocated to common stock for EPS calculation	$11,045	$(92,087)	$268,091	$164,868

Denominator for Basic and Diluted EPS:
Weighted average basic shares	130,262	132,556	130,115	132,879
Shares allocated to participating securities	—	(25)	—	(47)
Shares used for calculating basic EPS attributable to common stock	130,262	132,531	130,115	132,832

Effect of dilutive securities:
Stock compensation plans (1)	—	—	1,042	1,258
Shares used for calculating diluted EPS attributable to common stock	130,262	132,531	131,157	134,090

Net Earnings (Loss) Per Share:
Basic Net (Loss) Earnings from Continuing Operations Per Share	$—	$(0.92)	$1.97	$0.43
Basic Net Earnings from Discontinued Operations Per Share	$0.09	$0.23	$0.09	$0.81
Basic Earnings (Loss) Per Share	$0.08	$(0.69)	$2.06	$1.24
Diluted Net (Loss) Earnings from Continuing Operations Per Share	$—	$(0.92)	$1.96	$0.43
Diluted Net Earnings from Discontinued Operations Per Share	$0.09	$0.23	$0.09	$0.80
Diluted Earnings (Loss) Per Share	$0.08	$(0.69)	$2.04	$1.23

(1)For the three months ended April 2, 2021 and March 27, 2020, because net (loss) earnings from continuing operations allocated to common stock for EPS was a loss, the effect of antidilutive securities of 902 and 1,032, respectively, were excluded from the denominator in calculating diluted EPS.
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

The following table summarizes the activity under the 2019 and 2020 Repurchase Authorizations through the second fiscal quarter of 2021:

Amount Authorized (2019 and 2020 Repurchase Authorizations)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$2,000,000,000	$98.81	251,001	251,001
(1)Includes commissions paid and calculated at the average price per share

As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020, with such suspension remaining in effect through the fiscal third quarter of 2020. During the fourth fiscal quarter of 2020, the Company resumed share repurchases on a limited basis while we continue to monitor developments in fiscal 2021 with the pandemic. As of April 2, 2021, the Company has $33.1 million remaining under the 2019 Repurchase Authorization and $1.0 billion remaining under the 2020 Repurchase Authorization.

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

Dividend Program
On April 22, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.21 per share of the Company’s common stock to be paid on June 25, 2021, to shareholders of record on the close of business on May 28, 2021. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the second fiscal quarter of 2021 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
January 27, 2021	February 26, 2021	March 26, 2021	$0.21
September 17, 2020	October 2, 2020	October 30, 2020	$0.19
July 9, 2020	July 24, 2020	August 21, 2020	$0.19
May 5, 2020	May 20, 2020	June 17, 2020	$0.19
January 16, 2020	January 31, 2020	February 28, 2020	$0.19
September 19, 2019	October 4, 2019	November 1, 2019	$0.17

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7.    Goodwill and Intangibles
The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets at April 2, 2021 and October 2, 2020 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	PA Consulting	Total
Balance October 2, 2020	$2,409,081	$3,230,010	$—	$5,639,091
Acquired	139,550	—	1,442,770	1,582,320
Foreign Exchange Impact	13,504	17,986	(10,546)	20,944
Post-Acquisition Adjustments	(6,835)	—	—	(6,835)
Balance April 2, 2021	$2,555,300	$3,247,996	$1,432,224	$7,235,520
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at April 2, 2021 and October 2, 2020 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances October 2, 2020	$614,045	$43,572	$723	$658,340
Amortization	(50,625)	(1,975)	(1,153)	(53,753)
Acquired	842,769	1,508	230,331	1,074,608
Post-Acquisition Adjustments	3,000	—	—	3,000
Foreign currency translation	3,739	413	(1,665)	2,487
Balances April 2, 2021	$1,412,928	$43,518	$228,236	$1,684,682
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2021 and for the succeeding years.

Fiscal Year	(in millions)
2021	$95.9
2022	185.9
2023	185.9
2024	185.9
2025	185.5
Thereafter	845.6
Total	$1,684.7

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
8.    Receivables and Contract Assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at April 2, 2021 and October 2, 2020, as well as certain other related information (in thousands):

	April 2, 2021	October 2, 2020
Components of receivables and contract assets:
Amounts billed, net	$1,357,622	$1,294,204
Unbilled receivables and other	1,458,718	1,449,184
Contract assets	485,283	423,922
Total receivables and contract assets, net	$3,301,623	$3,167,310
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$609,272	$600,207
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
9.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax as of April 2, 2021 (in thousands):

	Change in Pension Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at October 2, 2020	$(498,726)	$(419,715)	$(14,616)	$(933,057)
Other comprehensive income (loss)	(19,527)	59,852	20,422	60,747
Reclassifications from accumulated other comprehensive income (loss)	—	—	3,671	3,671
Balance at April 2, 2021	$(518,253)	$(359,863)	$9,477	$(868,639)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended April 2, 2021 and March 27, 2020 were 18.5% and 34.6%, respectively. The Company’s effective tax rate from continuing operations for the three months ended April 2, 2021 was lower than the corresponding rate in the prior period primarily due to a tax expense of $15.0 million attributable to a nondeductible compensation related charge associated with the PA Consulting acquisition, resulting in a decrease in tax rate as a consequence of an overall pre-tax loss position. The current period expense was offset by a $7.7 million benefit related to a change in the Company’s assertion about indefinite reinvestment of certain foreign unremitted earnings in India. Also, for the three months ended March 27, 2020, the effective tax rate was impacted by amended returns for foreign tax credits and research and development credits, an India withholding tax rate change and an Internal Revenue Code section 179D energy credit. The Company is continuing to accrue taxes related to all other foreign earnings, except for certain entities in Canada.

The Company's effective tax rates from continuing operations for the six months ended April 2, 2021 and March 27, 2020 were 27.4% and 9.5%, respectively. The Company’s effective tax rate from continuing operations for the six months ended April 2, 2021 was higher than the corresponding rate in the prior period primarily due to the current PA Consulting compensation expense charge mentioned above and $7.4 million attributable to US foreign inclusions. Also contributing to the higher year to date rate is the absence of prior year favorable benefit of $5.8 million from amended returns for foreign tax credits and research and development credits, a $4.1 million benefit related to an India withholding tax rate change and $7.0 million benefit from an Internal Revenue Code section 179D energy credit for the period ending March 27, 2020. The current year increase was further offset by a $3.6 million excess tax benefit attributable to stock compensation and a $12.1 million benefit related to a change in the Company’s assertion about indefinite reinvestment of certain foreign unremitted earnings in Canada and India.

See Note 17 - Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's result of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $262.4 million and $199.5 million, respectively, as of April 2, 2021 and $261.8 million and $190.3 million, respectively, as of October 2, 2020. There are no consolidated VIEs that have debt or credit facilities.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The remaining 35% interest is held by PA Consulting employees. PA Consulting is accounted for as a consolidated subsidiary under U.S. GAAP accounting rules. See Note 15- PA Consulting Business Combination for more discussion on the acquisition.
Unconsolidated joint ventures are accounted for under proportionate consolidation or the equity method. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture that are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenue, and costs are included in the Company’s balance sheet and results of operations. For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $41.6 million and $44.9 million, respectively, as of April 2, 2021, and $64.1 million and $63.0 million, respectively, as of October 2, 2020. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and the Company's investment created when the Company purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of April 2, 2021, the Company’s equity method investments exceeded its share of venture net assets by $35.9 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of April 2, 2021 and October 2, 2020 were $131.4 million and $161.3 million, respectively. During the three months ended April 2, 2021 and March 27, 2020, we recognized income from equity method joint ventures of $11.9 million and $18.8 million, respectively. During the six months ended April 2, 2021 and March 27, 2020, we recognized income from equity method joint ventures of $30.2 million and $36.0 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $10.4 million and $8.3 million as of April 2, 2021 and October 2, 2020, respectively.
The Company currently holds a 24.5% interest in AWE Management Ltd ("AWE ML") that is accounted for under the equity method, and the carrying value of the Company’s investment as of October 2, 2020 was approximately $38 million. As of October 2, 2020, AWE ML was under a contractual operating arrangement with the UK Ministry of Defence (MoD) with multiple years remaining under the arrangement. Subsequent to year end, on November 2, 2020, the MoD unexpectedly announced plans to change its current operating agreements with AWE ML that would result in the early termination of the current contract in 2021. During the six months ended April 2, 2021, the Company recorded other-than-temporary impairments on its investment in AWE ML in the amount of $33.2 million, which is included in miscellaneous income (expense), net in the consolidated statement of earnings.
At October 2, 2020, the Company held a cost method investment in C3.ai, Inc. ("C3") of approximately $2.5 million. On December 9, 2020, C3 completed an initial public offering and as a result the Company now carries its investment in C3 at fair value, with mark to market changes reflected in net income as it is an investment in equity securities with a readily determinable fair value based on quoted market prices. In connection with the IPO, the Company became subject to a 180-day lock-up period, which restricts sales of the shares, subject to certain conditions that permit partial share sales based on C3's share performance during the lock-up period. The Company sold 153,374 shares in the current quarter, the maximum allowable shares under the lock-up period discussed above, netting a realized gain of $12.5 million. The fair value of the Company's investment at April 2, 2021 was $38.0 million and is included in investment in equity securities in the consolidated balance sheet. Dividend income and unrealized gains and losses on changes in fair value and as a result of sales of C3 shares are recognized in miscellaneous income (expense), net in the consolidated statement of earnings. Quoted market prices are available for these securities in an active market, however a discount is applied to account for the lock-up period restrictions and therefore the investment is categorized as a Level 2 input.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
12.    Borrowings
At April 2, 2021 and October 2, 2020, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	April 2, 2021	October 2, 2020
Revolving Credit Facility	LIBOR + applicable margin (1)	March 2024	$862,794	$152,794
2021 Term Loan Facility	LIBOR + applicable margin (2)	March 2024	1,100,250	—
2020 Term Loan Facility	LIBOR + applicable margin (3)	March 2025 (4)	1,022,438	1,025,826
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Current Portion			(53,813)	—
Less: Deferred Financing Fees			(5,817)	(1,679)
Total Long-term debt, net			$3,425,852	$1,676,941
(1)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%, including applicable margins. The applicable LIBOR rates including applicable margins at April 2, 2021 and October 2, 2020 were approximately 1.34% and 1.39%.
(2)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2021 Term Loan Facility (defined below)), borrowings under the 2021 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875%and 1.625% or a base rate plus a margin of between 0% and 0.625%, including applicable margins. The applicable LIBOR rate including applicable margin at April 2, 2021 was approximately 1.56%.
(3)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2020 Term Loan Facility (defined below)), borrowings under the 2020 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875%and 1.5% or a base rate plus a margin of between 0% and 0.5%, including applicable margins. The applicable LIBOR rates including applicable margins at April 2, 2021 and October 2, 2020 were approximately 1.34% and 1.37%.
(4)The 2020 Term Loan requires quarterly principal repayments of 1.25%, or $9.125 million and £3.125 million, of the aggregate initial principal amount borrowed.
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility"), which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at April 2, 2021.
On December 16, 2020, Jacobs entered into a first amendment to the Revolving Credit Facility, which provides for, among other things, (a) administrative changes allowing a one-time limited conditionality draw under the Revolving Credit Facility in connection with the March 2, 2021 investment by the Company, indirectly through a subsidiary of the Company, of a majority interest in PA Consulting, a private limited company organized under the laws of England and Wales and (b) an increase in the interest rate applicable margin to 1.625% per annum if the Consolidated Leverage Ratio (as defined in the Revolving Credit Facility) of the Company is equal to or greater than 3.00 to 1.00.
The Revolving Credit Facility permits the Company to borrow under two separate tranches in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the Revolving Credit Facility. The Revolving Credit Facility also provides for a financial letter of credit sub facility of $400.0 million, permits performance letters of credit, and provides for a $50.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio. The Company pays a facility fee of between 0.08% and 0.23% per annum depending on the Company’s Consolidated Leverage Ratio.

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
On January 20, 2021, the Company entered into an unsecured delayed draw term loan facility (the “2021 Term Loan Facility”) with a syndicate of financial institutions as lenders. Under the 2021 Term Loan Facility, the Company borrowed an aggregate principal amount of $200.0 million and £650.0 million. The proceeds of the term loans were used primarily to fund the Company's investment in PA Consulting. The 2021 Term Loan Facility contains affirmative and negative covenants and events of default customary for financings of this type that are consistent with those included in the Revolving Credit Facility and the 2020 Term Loan Facility.
The 2020 Term Loan Facility and the 2021 Term Loan Facility are together referred to as the "Term Loan Facilities". We were in compliance with the covenants under the Term Loan Facilities at April 2, 2021.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at April 2, 2021.
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facilities and other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $545.9 million at April 2, 2021, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $1.7 million in letters of credit under the Revolving Credit Facility, leaving $1.39 billion of available borrowing capacity under the Revolving Credit Facility at April 2, 2021. In addition, the Company had issued $261.9 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $263.6 million at April 2, 2021.
13.    Leases
The Company’s right-of use assets and lease liabilities relate to real estate, project assets used in connection with long-term construction contracts, IT assets and vehicles. The Company’s leases have remaining lease terms of one year to thirteen years. The Company’s lease obligations are primarily for the use of office space and are primarily operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the lease property, material residual value guarantees, or material restrictions or covenants
Long-term project asset and vehicle leases (leases with terms greater than twelve months), along with all real estate and IT asset leases, are recorded on the consolidated balance sheet at the present value of the minimum lease payments not yet paid, net of impairments taken. Because the Company primarily acts as a lessee and the rates implicit in its leases are not readily determinable, the Company generally uses its incremental borrowing rate on the lease

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
commencement date to calculate the present value of future lease payments. Certain leases include payments that are based solely on an index or rate. These variable lease payments are included in the calculation of the right-of-use ("ROU") asset and lease liability and are initially measured using the index or rate at the lease commencement date. Other variable lease payments, such as payments based on use and for property taxes, insurance, or common area maintenance that are based on actual assessments are excluded from the ROU asset and lease liability and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any deferred rent, lease pre-payments and initial direct costs of obtaining the lease, such as commissions.
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
The components of lease expense (reflected in selling, general and administrative expenses) for the three and six months ended April 2, 2021 and March 27, 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Lease cost
Operating lease cost	$40,806	$43,652	$80,250	$87,732
Variable lease cost	7,235	8,202	15,418	16,799
Sublease income	(3,532)	(3,850)	(6,928)	(7,184)
Total lease cost	$44,509	$48,004	$88,740	$97,347
Supplemental information related to the Company's leases for the six months ended April 2, 2021 was as follows (in thousands):

Six Months Ended
Cash paid for amounts included in the measurements of lease liabilities	$100,932
Right-of-use assets obtained in exchange for new operating lease liabilities	$134,265
Weighted average remaining lease term - operating leases	7 years
Weighted average discount rate - operating leases	2.7%

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Total remaining lease payments under the Company's leases for the remainder of fiscal 2021 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2021	$106,480
2022	184,090
2023	162,249
2024	142,347
2025	122,324
Thereafter	344,411
1,061,901
Less Interest	(101,666)
$960,235

14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit recognized in earnings during the three and six months ended April 2, 2021 and March 27, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Component:
Service cost	$1,735	$1,465	$3,471	$2,930
Interest cost	11,785	13,031	23,569	26,062
Expected return on plan assets	(25,427)	(27,665)	(50,855)	(55,330)
Amortization of previously unrecognized items	4,032	3,110	8,064	6,220
Plan Amendment and settlement loss (gain)	—	—	—	2,651
Total net periodic pension benefit recognized	$(7,875)	$(10,059)	$(15,751)	$(17,467)
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
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. PA Consulting has defined benefit plans that Jacobs now consolidates. See Note 15- PA Consulting Business Combination for more discussion on the investment and the related defined benefit plans.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2021 (in thousands):

Cash contributions made during the first six months of fiscal 2021	$20,254
Cash contributions projected for the remainder of fiscal 2021	23,393
Total	$43,647

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
15. PA Consulting Business Combination
Deal Summary, Opening Balance Sheet and Pro Forma Financial Information
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, a new term loan and draws on the Company's existing revolver. Further, in connection with the transaction, an additional $266.6 million had not yet been distributed at April 2, 2021 due to continuing employment requirements. Consequently, this amount represents compensation expense incurred related to the acquisition that is expected to be paid in the third quarter of fiscal 2021, and is reflected in selling, general and administrative expense on the consolidated income statement for the current fiscal quarter. The remaining 35% interest is held by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $581.1 million on the closing date. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment under U.S. GAAP accounting rules. See Note 12- Borrowings for more discussion on the financing for the transaction. The following summarizes the fair values of PA Consulting's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$134.9
Receivables	165.0
Property, equipment and improvements, net	39.2
Goodwill	1,442.8
Identifiable intangible assets	1,003.6
Prepaid expenses and other current assets	9.5
Miscellaneous long term assets	83.7
Total Assets	$2,878.7

Liabilities
Accounts payable	$5.0
Accrued liabilities and other current liabilities	344.8
Other long term liabilities	245.9
Total Liabilities	$595.7
Redeemable Noncontrolling interests	581.1
Net assets acquired	$1,701.9

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future economic benefits. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of PA Consulting's assets acquired and liabilities assumed. The final purchase price allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Identifiable intangibles are customer relationships, contracts and backlog and trade name and have estimated lives ranging from 9 to 20 years (weighted average life of approximately 12 years).
Fair value measurements relating to PA Consulting are made primarily using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using inputs primarily from the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as buildings, furniture, fixtures and equipment, are valued using the cost approach, which is based on estimates of replacement cost.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Pre-tax transaction costs associated with the PA Consulting investment in the accompanying Consolidated Statements of Earnings for the six months ended April 2, 2021 were $33.5 million.
The following presents summarized unaudited pro forma operating results of Jacobs from continuing operations assuming that the Company had the PA Consulting investment at September 28, 2019. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred (in millions, except per share data):

	For the Six Months Ended
	April 2, 2021	March 27, 2020
Revenues	$7,341.4	$7,184.9
Net earnings of the Group	$449.9	$(238.0)
Net earnings (loss) attributable to Jacobs	$337.7	$(157.0)
Net earnings (loss) attributable to Jacobs per share:
Basic earnings (loss) per share	$2.60	$(1.18)
Diluted earnings (loss) per share	$2.58	$(1.17)
Included in the table above are charges relating to transaction expenses, a nonrecurring compensation charge and other items that are removed from the six months ended April 2, 2021 and are reflected in the prior fiscal year due to the assumed timing of the transaction. Also, income tax (expense) benefit for the six-month pro forma periods ended April 2, 2021 and March 27, 2020 was $(122.1) million and $44.9 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Redeemable Noncontrolling Interest
In connection with the PA Consulting investment, the Company recorded redeemable noncontrolling interests of approximately $581.1 million, representing the interest holders' 35% equity interest in the form of common and preferred shares of PA Consulting, with substantially all of the value associated with these interests allocable to the preferred shares. The preferred shares are entitled to a cumulative compounding 12% dividend based on the outstanding preferred share subscription price. These interest holders have certain option rights to put the common and preferred share interests back to the Company at fair value. Additionally, the Company has an option to call the interests in certain circumstances. Because the interests are redeemable at the option of the holders and not solely within the control of the Company, the Company classified the interests in redeemable noncontrolling interests within its Consolidated Balance Sheet at their acquisition date fair values. Such fair values were estimated based on an assessment of the economic rights and characteristics of each instrument in the capital structure and a market approach analysis, looking at the transaction and the dynamics of that acquisition. Key inputs include the price paid by each independent party and the rights on the instruments acquired. The optional redemption features may become exercisable no earlier than four years from the closing date of the PA Consulting investment.
The Company has concluded these interests are probable of becoming redeemable with these interests measured at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date, or (ii) the historical value resulting from the original acquisition date fair value plus or minus any earnings or loss attribution amounts, including dividends. The amount of the redemption value in excess of the historical values of the interests is recognized as an increase to redeemable noncontrolling interest and a charge to retained earnings, except for amounts related to preferred shares, which, if are incurred in the future, are reflected as adjustments to net earnings (loss) attributable to Jacobs.
Changes in the redeemable noncontrolling interest during the three months ended April 2, 2021 are as follows (in thousands):

Fair value of redeemable noncontrolling interests at acquisition	$581,119
Cumulative Accrued Preferred Dividend to Preference Shareholders	5,844
Attribution of Preferred Dividend to Common Shareholders	(5,844)
Net loss attributable to redeemable noncontrolling interest to Common Shareholders	(101,392)
Redeemable Noncontrolling interests redemption value adjustment to Common Shareholders	107,238
Balance at April 2, 2021	$586,965

In addition, certain employees of PA Consulting are expected to receive equity based incentive grants in the future under the terms of the applicable agreements.
Employee Benefit Trust, Defined Contribution Plans and Defined Benefit Plans

PA Consulting is party to an employee benefit trust arrangement, defined contribution plans and defined benefit plans.
PA Consulting is party to an employee benefit trust that is a separately administered discretionary trust for the benefit of employees and are consolidated under US GAAP. At April 2, 2021, the Company held $273.6 million in cash within the employee benefit trust that is restricted from general use and is included in prepaid expenses and other current assets on the consolidated balance sheet.
The PA Consulting defined benefit plans include UK and Germany based plans. The UK arrangement is a defined benefit plan which has been closed to new participants since 1998 and is expected to wind down in the current fiscal year. Prior to the investment in PA Consulting, PA Consulting completed a pension buy-in transaction for the primary UK defined benefit pension plan where the assets of the plan were invested in a bulk-purchase annuity policy with an insurance company. As such, the UK defined benefit plan is fully funded.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Regarding the defined contribution plans, PA Consulting matches a certain amount on behalf of the employees and pays the administration costs, which are both recognized in the income statement in the period in which they become payable.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
16.    Business Combinations
Buffalo Group
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million which is expected to be settled in fiscal 2022. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The acquisition of Buffalo Group allows Jacobs to further expand its cyber and intelligence solutions offering to government clients. The following summarizes the fair values of The Buffalo Group's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$8.4
Receivables	19.2
Property, equipment and improvements, net	2.3
Goodwill	130.7
Identifiable intangible assets	74.0
Prepaid expenses and other current assets	6.2
Total Assets	$240.8

Liabilities
Accounts payable, accrued expenses and other current liabilities	$46.9
Other long term liabilities	3.8
Total Liabilities	50.7
Net assets acquired	$190.1
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
Identifiable intangibles are customer relationships, contracts and backlog and have estimated lives of 9 years.
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

Assets
Cash and cash equivalents	$24.3
Receivables	74.2
Other current assets	3.8
Property, equipment and improvements, net	8.3
Goodwill	207.8
Identifiable intangible assets	80.0
Miscellaneous	19.4
Total Assets	$417.8

Liabilities
Accounts payable, accrued expenses and other current liabilities	$71.4
Long term liabilities	28.5
Total Liabilities	99.9
Net assets acquired	$317.9
Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has completed its final assessment of the fair values of the acquired assets and liabilities of John Wood Group's nuclear business. Since the initial preliminary estimates reported in the second quarter of fiscal 2020, the Company has updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of John Wood Group's nuclear business assets acquired and liabilities assumed as of the acquisition date as set forth above.
Identifiable intangibles include customer relationships, contracts and backlog and developed technology. The customer relationships, contracts and backlog intangible represents the fair value of existing contracts, underlying customer relationships and backlog. The customer relationships, contracts and backlog intangible and the developed technology intangible have lives of 12 and 15 years, respectively.
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
Summarized Financial Information of Discontinued Operations
The following table represents earnings (loss) from discontinued operations, net of tax (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Revenues	$—	$4,063	$—	$11,162
Direct cost of contracts	—	(1,363)	—	(6,055)
Gross profit	—	2,700	—	5,107
Selling, general and administrative expenses	(14)	(2,999)	(33)	44,161
Operating (Loss) Profit	(14)	(299)	(33)	49,268
Gain on sale of ECR business	15,608	19,967	15,608	81,910
Other expense, net	(583)	(1,361)	(583)	(1,361)
Earnings Before Taxes from Discontinued Operations	15,011	18,307	14,992	129,817
Income Tax (Expense) Benefit	(3,691)	11,573	(3,687)	(22,349)
Net Earnings of the Group from Discontinued Operations	$11,320	$29,880	$11,305	$107,468

In the second quarter of fiscal 2021, the Company received the final working capital settlement of $36.4 million from Worley and as such, recorded a gain of $15.6 million. Offsetting the proceeds from the settlement to arrive at the net gain amount were previously recorded accounts receivable from Worley.
For the six months ended March 27, 2020, selling, general and administrative expenses included an offsetting insurance recovery of $50.0 million recorded in connection with a legal matter. The gain on sale of the ECR business of $20.0 million for the three months ended March 27, 2020 primarily relates to the recognition of the deferred gain for the delayed transfer of the ECR-related assets and liabilities of the two international entities discussed below and adjustments for working capital and certain other items in connection with the ECR sale. For the six months ended March 27, 2020, the gain on sale of $81.9 million included additional income for the release of a deferred gain upon achievement of the IT Migration Date described below in connection with the delivery to Worley of certain IT application and hardware assets related to the ECR business, as well as adjustments to the purchase price for working capital and certain other items in connection with the ECR sale.

Gain on Sale and Deferred Gain
As a result of the ECR sale, the Company recognized a pre-tax gain of approximately $1.0 billion, $935.1 million of which was recognized in fiscal 2019, $110.2 million for the year ended October 2, 2020 and $15.6 million for the three and six months ended April 2, 2021.

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
Investment in Worley Stock
As discussed above, subsequent to the ECR sale, the Company holds 51.4 million in ordinary shares of Worley. Dividend income and unrealized gains and losses on changes in fair value of Worley shares are recognized in miscellaneous income (expense), net in continuing operations. The Company's investment in Worley is measured at fair value through net income as it is an equity investment with a readily determinable fair value based on quoted market prices and is $413.4 million at April 2, 2021 and $347.5 million at October 2, 2020. For the three months ended April 2, 2021 and March 27, 2020, the Company recognized $41.9 million and $375.5 million, respectively in losses associated with share price and currency changes on this investment. For the six months ended April 2, 2021 and March 27, 2020, the Company recognized a gain of $65.9 million and a loss of $270.2 million, respectively, associated with share price and currency changes on this investment. The three and six months ended April 2, 2021 include Worley stock dividends of $9.8 million and for the three and six months ended March 27, 2020, $7.7 million. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Transition Service Agreement
Upon closing of the ECR sale, the Company entered into a Transition Services Agreement (the "TSA") with Worley pursuant to which the Company, on an interim basis, provided various services to Worley, including executive consultation, corporate, information technology, and project services. The initial term of the TSA began immediately following closing of the ECR sale on April 26, 2019 and expired in April 2020, although the parties mutually agreed to extend certain of the services for additional time periods beyond the initial term. Pursuant to the terms of the TSA, the Company received payments for the interim services which approximate costs incurred to perform the services. The Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $0.2 million and $14.2 million in TSA related income for such services that is reported in miscellaneous income (expense) for the six months ended April 2, 2021 and March 27, 2020, respectively, before inclusion of certain incremental outside service support costs agreed to be shared equally by the parties.
18.    Restructuring and Other Charges
During fiscal 2021, the Company implemented certain restructuring and integration initiatives relating to the Buffalo Group acquisition and the PA Consulting investment. The activities of these initiatives are expected to be substantially completed before the end of fiscal 2021.
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
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and pre-integration plans associated with the then-pending acquisition of CH2M Hill Companies, Ltd. ("CH2M"), an international provider of engineering, construction and technical services (the "CH2M acquisition"), which closed on December 15, 2017. The restructuring activities and related costs under these plans were comprised mainly of severance and lease abandonment programs, while the integration activities and costs were mainly related to the engagement of professional services and internal personnel and other related costs dedicated to the Company’s integration management efforts. Following the closing of the CH2M acquisition, these activities have continued through fiscal 2020 and are expected to be substantially completed before the end of fiscal 2022.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges by line of business ("LOB") in connection with the CH2M, KeyW, John Wood Group's nuclear business and Buffalo Group acquisitions and the PA Consulting investment, the ECR sale and the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs and impairment of the AWE Management Ltd. investment for the three and six months ended April 2, 2021 and the CH2M, KeyW and John Wood Group's nuclear business acquisitions and the ECR sale for the three and six months ended March 27, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Critical Mission Solutions	$710	$3,785	$3,919	$8,076
People & Places Solutions	1,533	5,536	6,699	15,689
PA Consulting	13,098	—	13,098	—
Corporate	15,006	31,265	55,025	68,862
Total (1)	$30,347	$40,586	$78,741	$92,627
(1)For the three months ended April 2, 2021 and March 27, 2020, amounts include $25.1 million and $40.6 million, respectively, and for the six months ended April 2, 2021 and March 27, 2020, amounts include $45.6 million and $90.5 million, respectively, in items impacting operating profit, along with items recorded in other income (expense), net, which includes $(33.2) million related to the impairment of our AWE Management Ltd. investment which is reflected in other income (expense) for the six months ended April 2, 2021 and the loss on settlement of the CH2M portion of the U.S. pension plan of $2.1 million for the six months ended March 27, 2020. See Note 20- Segment Information.
The activity in the Company’s accrual for the Restructuring and other charges, including the program activities described above, for the six months ended April 2, 2021 is as follows (in thousands):

Balance at October 2, 2020	$52,854
Net Charges	78,741
Payments and Usage	(106,127)
Balance at April 2, 2021	$25,468

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the Restructuring and other charges by major type of costs for the three and six months ended April 2, 2021 and March 27, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Lease Abandonments and Impairments	$2,062	$4,782	$2,211	$4,782
Voluntary and Involuntary Terminations	3,032	4,925	12,536	18,078
Outside Services	18,314	23,405	25,713	54,871
Other (1)	6,939	7,474	38,281	14,896
Total	$30,347	$40,586	$78,741	$92,627
(1)Includes $(33.2) million related to the impairment of our AWE Management Ltd. investment for the six months ended April 2, 2021.
Cumulative amounts since 2017 incurred to date under our various restructuring and other activities described above by each major type of cost as of April 2, 2021 are as follows (in thousands):

Lease Abandonments and Impairments	$315,727
Voluntary and Involuntary Terminations	141,504
Outside Services	284,837
Other	138,596
Total	$880,664

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
In fiscal 2020 we entered into interest rate swap agreements with a notional value of $801.5 million as of April 2, 2021 to manage the interest rate exposure on our variable rate loans. Additionally, we entered into a cross-currency swap agreement with a notional value of $127.8 million to manage the interest rate and foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. Under the interest rate swap agreements, the Company receives the one month LIBOR rate and pays monthly a fixed rate ranging from .704% to 1.116% and under the cross currency swap agreement, the Company receives the one month LIBOR rate plus 0.875% in USD and pays monthly a Euro fixed rate of .726% to .746% for the term of the swaps. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. The fair value of the interest rate and cross currency swaps at April 2, 2021 and October 2, 2020 was $(1.0) million and $(31.5) million, respectively, of which $(13.2) million is included in other deferred liabilities and $12.3 million is included in miscellaneous other assets on the consolidated balance sheets at April 2, 2021. The entire amount was included in other deferred liabilities at October 2, 2020. The unrealized net gain (loss) on these interest rate and cross currency swaps was $9.5 million and $(14.6) million, net of tax, and was included in accumulated other comprehensive income as of April 2, 2021 and October 2, 2020, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $447.4 million at April 2, 2021 and $393.7 million at October 2, 2020. The length of these contracts currently ranges from one to 12 months. The fair value of the foreign exchange contracts at April 2, 2021 and October 2, 2020 was $79.2 million and $53.5 million, respectively, which is included in current assets within receivables and contract assets on the consolidated balance sheets and with associated income statement impacts included in miscellaneous income (expense) in the consolidated statements of earnings.

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
At April 2, 2021 and October 2, 2020, the Company had issued and outstanding approximately $263.6 million and $263.0 million, respectively, in LOCs and $2.1 billion and $2.3 billion, respectively, in surety bonds.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Litigation and Investigations
In 2012, CH2M HILL Australia PTY Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited ("JKC") for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC and is seeking compensatory damages in the amount of approximately $530.0 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC is seeking damages in excess of $1.7 billion and has drawn on the bonds. In light of the COVID-19 pandemic, a November 2020 date for commencement of the hearing was vacated and the hearing was rescheduled for opening arguments in April 2021 and the remaining proceedings in July and August 2021. The opening arguments did occur as scheduled, but in light of the Covid-19 pandemic, the remaining proceedings were rescheduled to now occur in April and May 2022. It is anticipated that closing arguments will be made in July 2022. Although an earlier decision is possible, no decision is expected before the end of 2022 or 2023. In September 2018, JKC filed a declaratory judgment action in Western Australia alleging that the entities which executed parent company guaranties for the Consortium, including CH2M Hill Companies, Ltd., have an obligation to pay JKC’s ongoing costs to complete the project after termination. A hearing on that matter was held in March 2019, and a decision in favor of the Consortium was issued. JKC appealed the decision, a hearing on the appeal took place in March 2020 and a decision was handed down on July 22, 2020 denying JKC’s appeal in its entirety. The Consortium has denied liability and is vigorously defending JKC's claims and pursuing its affirmative claims against JKC. Based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, in excess of the current reserve for this matter. See Note 14- Business Combinations in the Company's fiscal 2020 Form 10-K for further information related to CH2M contingencies.
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that were employees of the contractors that completed the remediation and dredging work. The cases are at various stages of litigation, and several of the cases are currently stayed pending resolution of other cases. Additionally, in May 2019, Roane County and the cities of Kingston and Harriman filed a claim against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. In October 2020, the Court granted Jacobs and TVA’s motion to dismiss the Roane County litigation and closed the case. In addition, in November 2019, a resident of Roane County, Margie Delozier, filed a putative class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash. The Company and TVA filed separate motions to dismiss the Delozier case in April 2020. In February 2021, the Court granted dismissal of the Delozier Complaint with prejudice, with the exception of Plaintiffs’ nuisance cause of action. The Court has granted Plaintiffs’ leave to file an amended Complaint. In February 2020, the Company learned that the district attorney in Roane County recommended that the Tennessee Bureau of Investigation investigate issues pertaining to clean up worker safety at Kingston, with that investigation still pending. There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the above matters. The Company disputes the claims asserted in all of the above matters and is vigorously defending these claims. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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
20.     Segment Information
The Company's three operating segments and global lines of business ("LOBs") are as follows: Critical Mission Solutions ("CMS") and People & Places Solutions ("P&PS"), along with the addition of a new LOB in the second quarter of fiscal year 2021, PA Consulting, as a result of the recent strategic investment in this business. For further information on the PA Consulting investment, refer to Note 15 - PA Consulting Business Combination.
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
The following tables present total revenues and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 18 - Restructuring and Other Charges) and transaction and integration costs (in thousands).

	For the Three Months Ended		For the Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Revenues from External Customers:
Critical Mission Solutions	$1,309,573	$1,243,378	$2,604,860	$2,425,835
People & Places Solutions	2,139,990	2,183,802	4,226,538	4,361,394
PA Consulting	98,310	—	98,310	—
Total	$3,547,873	$3,427,180	$6,929,708	$6,787,229

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	For the Three Months Ended		For the Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Segment Operating Profit:
Critical Mission Solutions	$113,933	$84,293	$224,002	$174,715
People & Places Solutions	202,030	189,082	398,330	367,411
PA Consulting	27,917	—	27,917	—
Total Segment Operating Profit	343,880	273,375	650,249	542,126
Other Corporate Expenses (1)	(63,327)	(61,216)	(133,667)	(127,934)
Restructuring, Transaction and Other Charges (2)	(321,665)	(44,381)	(343,756)	(95,067)
Total U.S. GAAP Operating (Loss) Profit	(41,112)	167,778	172,826	319,125
Total Other (Expense) Income, net (3)	(71,169)	(344,583)	69,002	(241,759)
(Loss) Earnings from Continuing Operations Before Taxes	$(112,281)	$(176,805)	$241,828	$77,366

(1)
Other corporate expenses also include intangibles amortization of $30.6 million and $22.1 million for the three months ended April 2, 2021 and March 27, 2020, respectively, and $53.8 million and $43.9 million for the six months ended April 2, 2021 and March 27, 2020, respectively.

(2)
Included in the three and six months ended April 2, 2021 are $296.1 million and $300.2 million, respectively, of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs.

(3)
The three and six months ended April 2, 2021 include $29.7 million and $(63.5) million, respectively, in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, $34.1 million and $(48.6) million, respectively, in fair adjustments related to our investment in C3 stock. The six months ended April 2, 2021 also includes $(33.2) million related to impairment of our AWE Management Ltd. investment. The three and six months ended March 27, 2020 include revenues under the Company's TSA with Worley of $2.2 million and $14.2 million, respectively, $(341.0) million and $(241.9) million, respectively, in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, the amortization of deferred financing fees related to the CH2M acquisition of $0.1 million and $0.7 million, respectively, and the loss on settlement of the CH2M portion of the U.S. pension plan of $0 and $2.7 million, respectively.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to April 2, 2021 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the potential continued effects of the COVID-19 pandemic on our business, financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal 2021 or future fiscal years and the anticipated benefits of the strategic partnership with PA Consulting. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include the magnitude, timing, duration and ultimate impact of the COVID-19 pandemic and any resulting economic downturn on our results, prospects and opportunities; the timeline for easing or removing “shelter-in-place”, “stay-at-home”, social distancing, travel restrictions and similar orders, measures or restrictions imposed by governments and health officials in response to the pandemic, or if such orders, measures or restrictions are re-imposed after being lifted or eased, including as a result of increases in cases of COVID-19; the development, effectiveness and distribution of vaccines or treatments for COVID-19; the timing and scope of any government stimulus programs enacted in response to the impacts of the COVID-19 pandemic, including, but not limited to, any proposed infrastructure-related stimulus programs and the impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that could negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with hiring additional employees or replacing any furloughed employees; increased volatility in the capital markets that may affect our ability to access sources of liquidity on acceptable pricing or borrowing terms or at all; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see those listed and discussed in Item 1A, Risk Factors included in our 2020 Form 10-K and our Quarterly Reports on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission ("SEC").

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
Based on current estimates, we expect the impact of COVID-19 to continue throughout fiscal 2021, although to a lesser degree than what was seen in fiscal 2020. Although this business disruption is expected to be temporary, significant uncertainty exists concerning the magnitude, duration and impacts of the COVID-19 pandemic, including with regard to the effects on our customers and customer demand for our services. Accordingly, actual results for future fiscal periods could differ materially versus current expectations and current results and financial condition discussed herein may not be indicative of future operating results and trends.
For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on our business, financial condition and results of operations, see Item 1A - Risk Factors contained in our 2020 Form 10-K.
Business Overview
At Jacobs, we’re challenging today to reinvent tomorrow by solving the world’s most critical problems for thriving cities, resilient environments, mission-critical outcomes, operational advancement, scientific discovery and cutting-edge manufacturing.

We operate in three lines of business: Critical Mission Solutions, People & Places Solutions and our new investment in PA Consulting. Our business transformation over the last several years includes the $3.2 billion acquisition of CH2M Hill Companies, Ltd. ("CH2M"), the $3.4 billion divestiture of the Company's Energy, Chemicals and Resources business and the $1.7 billion investment in PA Consulting Group Limited (“PA Consulting”) in the current quarter. Our acquisitions of KeyW Holding Corporation ("KeyW"), John Wood Group’s nuclear business and Buffalo Group LLC ("Buffalo Group"), further position us in high-value government services and technology-enabled solutions.
Revenue by Type (Q2 FY2021)1
1 Due to COVID-19 and the actions taken by governmental authorities and others related thereto, some of the information provided in this summary relating to sources of revenue could be substantially different in the remainder of fiscal 2021.
Lines of Business
The Company's three operating segments and global lines of business ("LOBs") are as follows: (i) Critical Mission Solutions, (ii) People & Places Solutions and (iii) the new investment in PA Consulting.
Critical Mission Solutions (CMS)
Our Critical Mission Solutions line of business provides a full spectrum of cyber, data analytics, systems and software application integration services and consulting, enterprise level operations and maintenance and mission IT, engineering and design, enterprise operations and maintenance, program management, and other highly technical consulting solutions to government agencies as well as commercial customers and international markets. Across multiple businesses within CMS, we license internally developed technology such as KeyRadar®, Ginkgo and ion©.
Our representative clients include the U.S. Department of Defense (DoD), the Combatant Commands, the U.S. Intelligence Community, NASA, the U.S. Department of Energy (DoE), Ministry of Defence in the U.K., Nuclear Decommissioning Authority (NDA), and the Australian Department of Defence, as well as private sector customers mainly in the aerospace, automotive, energy and telecom sectors.
Within the nuclear sector, our customers have decades-long initiatives to manage, upgrade, decommission and remediate existing energy infrastructure.

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
People & Places Solutions (P&PS)
Jacobs' People & Places Solutions line of business provides end-to-end solutions for our clients’ most complex projects - whether connected mobility, integrated water management, smart cities, advanced manufacturing or environmental stewardship. In doing so, we employ predictive analytics, artificial intelligence and automation, digital twin technology, IoT smart sensors, geospatial visualization and advanced delivery processes and tools for consulting, planning, architecture, design, engineering, and implementation, as well as long-term operation of facilities and infrastructure. Solutions may be delivered as standalone engagements or through comprehensive program management solutions that integrate disparate workstreams to yield additional benefits not attainable through project-by-project implementation. We also provide progressive design-build and construction management at-risk delivery for our clients.
Our clients include national, state and local government in the U.S., Europe, U.K., Middle East, Australia, New Zealand and Asia, as well as multinational private sector clients throughout the world.
PA Consulting
Jacobs recently completed a strategic investment of a 65% interest in PA Consulting, an innovation and transformation consultancy which takes clients from an idea through prototype to market and enables those clients to achieve meaningful and enduring results. PA Consulting clients benefit from diverse teams specializing in defense and security, consumer and manufacturing, energy and utilities, financial services, government, health and life sciences, and transport. PA Consulting has capabilities in agile transformation and delivery, artificial intelligence and automation, business design, cyber security and digital trust, data analytics and business intelligence, digital, IT transformation, operational excellence, people and talent, program and portfolio management, product design and engineering, and strategy. PA Consulting is headquartered in the UK, and its strategists, digital experts, consultants, designers, scientists, technologists and engineers work across a range of industries in the UK, US, Europe and the Nordics.
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
As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the disposal group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represented a strategic shift that had a major effect on our operations and financial results. As such, the assets and liabilities of the ECR business were reflected as held-for-sale in the Consolidated Balance Sheets through September 27, 2019. As of the year ended October 2, 2020, all of the ECR business to be sold under the terms of the ECR sale had been conveyed to Worley and as such, no amounts remain held for sale. For further discussion see Note 17- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.

Results of Operations for the three and six months ended April 2, 2021 and March 27, 2020
(in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Revenues	$3,547,873	$3,427,180	$6,929,708	$6,787,229
Direct cost of contracts	(2,780,860)	(2,779,045)	(5,530,636)	(5,494,522)
Gross profit	767,013	648,135	1,399,072	1,292,707
Selling, general and administrative expenses	(808,125)	(480,357)	(1,226,246)	(973,582)
Operating (Loss) Profit	(41,112)	167,778	172,826	319,125
Other Income (Expense):
Interest income	608	985	1,732	1,931
Interest expense	(15,464)	(15,154)	(32,777)	(29,971)
Miscellaneous (expense) income, net	(56,313)	(330,414)	100,047	(213,719)
Total other (expense) income, net	(71,169)	(344,583)	69,002	(241,759)
(Loss) Earnings from Continuing Operations Before Taxes	(112,281)	(176,805)	241,828	77,366
Income Tax Benefit (Expense) from Continuing Operations	20,772	61,122	(66,250)	(7,368)
Net (Loss) Earnings of the Group from Continuing Operations	(91,509)	(115,683)	175,578	69,998
Net Earnings of the Group from Discontinued Operations	11,320	29,880	11,305	107,468
Net (Loss) Earnings of the Group	(80,189)	(85,803)	186,883	177,466
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(10,158)	(6,284)	(20,184)	(12,540)
Net Loss Attributable to Redeemable Noncontrolling interests	101,392	—	101,392	—
Net (Loss) Earnings Attributable to Jacobs from Continuing Operations	(275)	(121,967)	256,786	57,458
Net Earnings (Loss) Attributable to Jacobs	$11,045	$(92,087)	$268,091	$164,926
Net Earnings Per Share:
Basic Net (Loss) Earnings from Continuing Operations Per Share	$—	$(0.92)	$1.97	$0.43
Basic Net Earnings from Discontinued Operations Per Share	$0.09	$0.23	$0.09	$0.81
Basic Earnings (Loss) Per Share	$0.08	$(0.69)	$2.06	$1.24

Diluted Net (Loss) Earnings from Continuing Operations Per Share	$—	$(0.92)	$1.96	$0.43
Diluted Net Earnings from Discontinued Operations Per Share	$0.09	$0.23	$0.09	$0.80
Diluted Earnings (Loss) Per Share	$0.08	$(0.69)	$2.04	$1.23

Overview – Three and Six Months Ended April 2, 2021
COVID-19 Pandemic. There are many risks and uncertainties regarding the COVID-19 pandemic, including the anticipated duration of the pandemic and the extent of local and worldwide social, political, and economic disruption it may cause. The Company’s operations for the second fiscal quarter of 2021 were adversely impacted by COVID-19. While certain business units of Critical Mission Solutions, People & Places Solutions and PA Consulting have experienced, and may continue to experience, an increase in demand for certain of their services regarding new projects that may arise in response to the COVID-19 pandemic, it is still expected that COVID-19 is likely to continue to have an adverse impact on each of Critical Missions Solutions and People & Places Solutions continuing into fiscal 2021, although to a lesser degree than what was seen in fiscal 2020.
For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on the Company’s business, financial condition and results of operations, see “Part I - Item 1A - Risk Factors” of our 2020 Form 10-K.
Net (loss) earnings attributable to the Company from continuing operations for the second fiscal quarter ended April 2, 2021 were $(0.3) million (or $0.00 per diluted share), an increase of $121.7 million, or 99.8%, from net losses of $(122.0) million (or $(0.92) per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the three months ended April 2, 2021 were $21.8 million in after-tax fair value losses recorded in miscellaneous income (expense), net, associated with our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale and after-tax fair value losses associated with our investment in C3.ai, Inc. ("C3") of $35.1 million. These losses were partially offset by the after-tax realized gain of $9.5 million related to holdings of our C3 shares sold during the period as further discussed in Note 11- Joint Ventures, VIEs and Other Investments. In addition, the current period selling, general and administrative expense includes after-tax costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs of $292.0 million. In comparison, the corresponding period in the prior year included $258.6 million in after-tax fair value losses associated with our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale.
Net earnings attributable to the Company from discontinued operations for the second fiscal quarter ended April 2, 2021 were $11.3 million (or $0.09 per diluted share), a decrease of $18.6 million, or 62.1%, from earnings of $29.9 million (or $0.23 per diluted share) for the corresponding period last year. Included in net earnings attributable to Jacobs from discontinued operations for the current quarter was the final working capital settlement with Worley, partially offset by accounts receivable from Worley. Included in the prior year period was the recognition of the deferred gain for the delayed conveyance of the international entities and adjustments for working capital and certain other items in connection with the ECR sale. For further discussion, see Note 17- Sale of Energy, Chemicals and Resources ("ECR") Business.
For the six months ended April 2, 2021, net earnings attributable to the Company from continuing operations were $256.8 million (or $1.96 per diluted share), an increase of $199.3 million, or 346.9%, from $57.5 million (or $0.43 per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the six months ended April 2, 2021 were $48.5 million in after-tax unrealized appreciation gains recorded in miscellaneous income (expense), net, associated with our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale and after-tax unrealized appreciation gains associated with our investment in C3.ai, Inc. ("C3") of $27.2 million in addition to the after-tax realized gain of $9.5 million related to holdings of our C3 shares sold during the period as further discussed Note 11 - Joint Ventures, VIEs and Other Investments. Also included in other income for the period was a $26.9 million after-tax other-than-temporary impairment in respect of our AWE investment. In addition, the current year to date period selling, general and administrative expense includes after-tax costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs, of $295.1 million. In comparison, the corresponding period in the prior year included $183.7 million in after-tax fair value losses associated with our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale.
For the six months ended April 2, 2021, net earnings attributable to the Company from discontinued operations were $11.3 million (or $0.09 per diluted share), a decrease of $96.2 million, or 89.5%, from $107.5 million (or $0.80 per diluted share) for the corresponding period last year. Included in net earnings attributable to Jacobs from discontinued operations for the current year to date period was the final working capital settlement with Worley, partially offset by accounts receivable from Worley. The prior year to date period included the settlement of the Nui Phao ("NPMC") legal matter that was reimbursed by insurance, the recognition of the deferred gain for the delayed conveyance of the international entities and for the delivery of the ECR IT assets and adjustments for working capital and certain other items in connection with the ECR sale. For further discussion, see Note 17 - Sale of Energy, Chemicals and Resources ("ECR") Business.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting. For further discussion, see Note 15 - PA Consulting Business Combination.
On November 24, 2020, Jacobs completed the acquisition of Buffalo Group. For further discussion, see Note 16- Other Business Combinations.
Consolidated Results of Operations
Revenues for the second fiscal quarter of 2021 were $3.55 billion, an increase of $120.7 million, or 3.5% from $3.43 billion for the corresponding period last year. For the six months ended April 2, 2021, revenues were $6.93 billion, an increase of $142.5 million, or 2.1%, from $6.79 billion for the corresponding period last year. The increase in revenues for the year over year periods was due mainly to fiscal 2021 incremental revenues from the PA Consulting investment and the Buffalo Group and John Wood Group Nuclear business acquisitions, offset in part by impacts from the COVID 19 pandemic on our P&PS business, which resulted in a decrease to P&PS revenues period over period. Pass-through costs included in revenues for the three and six months ended April 2, 2021 amounted to $576.6 million and $1.23 billion, respectively, a decrease of $64.8 million and $117.8 million, or 10.1% and 8.8%, from $641.4 million and $1.34 billion from the corresponding periods last year.
Gross profit for the second quarter of 2021 was $767.0 million, an increase of $118.9 million, or 18.3%, from $648.1 million from the corresponding period last year. Our gross profit margins were 21.6% and 18.9% for the three months ended April 2, 2021 and March 27, 2020, respectively, with these trend differences being mainly attributable to favorable margin trends from our recent PA Consulting investment and the Buffalo Group and John Wood Group nuclear business acquisitions, offset in part by project mix impacts in our legacy portfolio year over year and lower overhead rate impacts on revenue resulting from our ongoing cost reduction programs partially offset by COVID-19 cost mitigation efforts. Gross profit for the six months ended April 2, 2021 was $1.40 billion, an increase of $106.4 million, or 8.2%, from $1.29 billion from the corresponding period to date last year. Our gross profit margins were 20.2% and 19.0% for the six months ended April 2, 2021 and March 27, 2020, respectively, with these trend differences being mainly attributable to the legacy portfolio mix and lower overhead rate impacts mentioned above, along with favorable margin trends from our recent acquisitions and investment in PA Consulting.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three and six months ended April 2, 2021 were $808.1 million and $1.23 billion, respectively, an increase of $327.8 million and $252.7 million, or 68.2% and 26.0%, from $480.4 million and $973.6 million for the corresponding periods last year. Included in the current year's three and six months ended results were $321.5 million and $343.5 million, respectively, of restructuring and other charges and transaction costs primarily comprised of $296.1 million and $300.2 million in the respective periods for pre-tax costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs, in addition to the Company's transformation initiatives relating to real estate and other staffing programs and the Company's impairment of its AWE investment. In comparison, the three and six months ended March 27, 2020 included $44.4 million and $95.1 million of Restructuring and other charges and transaction costs. Incremental SG&A expenses from the PA Consulting investment and the Buffalo Group and John Wood Group nuclear business acquisitions have been offset in part by continued reductions in personnel-related and other overhead costs resulting from our ongoing cost reduction programs, as well as COVID-19 cost mitigation efforts. Unfavorable impacts on SG&A expenses from foreign exchange were $43.9 million and $50.0 million, respectively, for the three and six months ended April 2, 2021.
Net interest expense for the three and six months ended April 2, 2021 was $14.9 million and $31.0 million, respectively, an increase of $0.7 million and $3.0 million from $14.2 million and $28.0 million for the corresponding periods last year. The increase in net interest expense for the three and six month periods year over year is due to higher levels of debt outstanding relating in part to the funding of the PA Consulting investment.

Miscellaneous (expense) income, net for the three and six months ended April 2, 2021 was $(56.3) million and $100.0 million, respectively, a decrease of $274.1 million and an increase of $313.8 million, respectively, from $(330.4) million and $(213.7) million for the corresponding periods last year. The increase from the prior year was due primarily to pre-tax unrealized losses of $29.7 million and pre-tax unrealized gains of $63.5 million for the current three and six months ended respectively, compared to $341.0 million and $241.9 million in the prior year corresponding periods in pre-tax unrealized losses associated with changes in the fair value of our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale and pre-tax unrealized losses of $46.6 million and pre-tax unrealized gains of $36.1 million for the three and six months ended respectively, related to the C3 investment in the current year. The three and six months ended April 2, 2021 also included pre-tax realized gains of $12.5 million related to holdings of our C3 shares sold during the period, as further discussed in Note 11 - Joint Ventures, VIEs and Other Investments. Additionally, during the six months ended April 2, 2021, the Company recorded an other-than-temporary impairment on its investment in AWE in the amount of $33.2 million, respectively, which is also included in miscellaneous income (expense), net on its consolidated statement of earnings.
The Company’s effective tax rates from continuing operations for the three months ended April 2, 2021 and March 27, 2020 were 18.5% and 34.6%, respectively. The Company’s effective tax rate from continuing operations for the three months ended April 2, 2021 was lower than the corresponding rate in the prior period primarily due to a tax expense of $15.0 million attributable to a nondeductible compensation related charge associated with the PA Consulting acquisition, resulting in a decrease in tax rate as a consequence of an overall pre-tax loss position. The current period expense was offset by a $7.7 million benefit related to a change in the Company’s assertion about indefinite reinvestment of certain foreign unremitted earnings in India. Also, for the three months ended March 27, 2020, the effective tax rate was impacted by amended returns for foreign tax credits and research and development credits, an India withholding tax rate change and an Internal Revenue Code section 179D energy credit. The Company is continuing to accrue taxes related to all other foreign earnings, except for certain entities in Canada.
The Company's effective tax rates from continuing operations for the six months ended April 2, 2021 and March 27, 2020 were 27.4% and 9.5%, respectively. The Company’s effective tax rate from continuing operations for the six months ended April 2, 2021 was higher than the corresponding rate in the prior period primarily due to the current PA Consulting compensation expense charge mentioned above and $7.4 million attributable to US foreign inclusions. Also contributing to the higher year to date rate is the absence of prior year favorable benefit of $5.8 million from amended returns for foreign tax credits and research and development credits, a $4.1 million benefit related to an India withholding tax rate change and $7.0 million benefit from an Internal Revenue Code section 179D energy credit for the period ending March 27, 2020. The current year increase was further offset by a $3.6 million excess tax benefit attributable to stock compensation and a $12.1 million benefit related to a change in the Company’s assertion about indefinite reinvestment of certain foreign unremitted earnings in Canada and India.
See Note 17 - Sale of Energy, Chemicals and Resources ("ECR") Business for further information on the Company's discontinued operations reporting for the sale of the ECR business.
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

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Revenues from External Customers:
Critical Mission Solutions	$1,309,573	$1,243,378	$2,604,860	$2,425,835
People & Places Solutions	2,139,990	2,183,802	4,226,538	4,361,394
PA Consulting	98,310	—	98,310	—
Total	$3,547,873	$3,427,180	$6,929,708	$6,787,229

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Segment Operating Profit:
Critical Mission Solutions	$113,933	$84,293	$224,002	$174,715
People & Places Solutions	202,030	189,082	398,330	367,411
PA Consulting	27,917	—	27,917	—
Total Segment Operating Profit	343,880	273,375	650,249	542,126
Other Corporate Expenses (1)	(63,327)	(61,216)	(133,667)	(127,934)
Restructuring, Transaction and Other Charges (2)	(321,665)	(44,381)	(343,756)	(95,067)
Total U.S. GAAP Operating (Loss) Profit	(41,112)	167,778	172,826	319,125
Total Other (Expense) Income, net (3)	(71,169)	(344,583)	69,002	(241,759)
(Loss) Earnings Before Taxes from Continuing Operations	$(112,281)	$(176,805)	$241,828	$77,366

(1)	Other corporate expenses also include intangibles amortization of $30.6 million and $22.1 million for the three months ended April 2, 2021 and March 27, 2020, respectively, and $53.8 million and $43.9 million for the six months ended April 2, 2021 and March 27, 2020, respectively.
(2)	Included in the three and six months ended April 2, 2021 are $296.1 million and $300.2 million, respectively, of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs.
(3)	The three and six months ended April 2, 2021 include $29.7 million and $(63.5) million, respectively, in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, $34.1 million and $(48.6) million, respectively, in fair adjustments related to our investment in C3 stock. The six months ended April 2, 2021 also includes $(33.2) million related to impairment of our AWE Management Ltd. investment. The three and six months ended March 27, 2020 include revenues under the Company's TSA with Worley of $2.2 million and $14.2 million, respectively, $(341.0) million and $(241.9) million, respectively, in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, the amortization of deferred financing fees related to the CH2M acquisition of $0.1 million and $0.7 million, respectively, and the loss on settlement of the CH2M portion of the U.S. pension plan of $0 and $2.7 million, respectively.

Critical Mission Solutions

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Revenue	$1,309,573	$1,243,378	$2,604,860	$2,425,835
Operating Profit	$113,933	$84,293	$224,002	$174,715

Critical Mission Solutions (CMS) segment revenues for the three and six months ended April 2, 2021 were $1.31 billion and $2.60 billion, respectively, an increase of $66.2 million and $179.0 million, or 5.3% and 7.4%, from $1.24 billion and $2.43 billion for the corresponding periods last year. The increase in revenue was primarily attributable to incremental revenue from the Buffalo Group and John Wood Group nuclear business acquisitions. Also, there was comparable revenue growth from most elements of our legacy portfolio, driven by increased spending by customers in the U.S. government business sector, although offset by a few more large contracts winding down. These primarily favorable performance trends more than offset limited unfavorable COVID-19 related revenue impacts mainly due to challenges from physical distancing requirements, client scheduling changes and other related factors. Impacts on revenues from favorable foreign currency translation were approximately $20.3 million and $27.6 million for the three and six month periods ended April 2, 2021, respectively, compared to $5.1 million and $6.4 million in unfavorable impacts, respectively, in the corresponding prior year periods.
Operating profit for the segment was $113.9 million and $224.0 million, respectively, for the three and six months ended April 2, 2021, an increase of $29.6 million and $49.3 million, or 35.2% and 28.2%, from $84.3 million and $174.7 million for the corresponding periods last year. The increase from the prior year was primarily attributable to incremental operating profit from the Buffalo Group and John Wood Group nuclear business acquisitions and the continued growth in profits from our U.S. governmental business sector. Impacts on operating profit from favorable foreign currency translation were approximately $3.2 million and $4.5 million for the three and six months ended April 2, 2021, respectively, compared to immaterial impacts in the corresponding prior year periods. Limited revenue impacts from COVID-19 mentioned above were largely offset by the Company’s limited discretionary spend actions and other areas of improved operating performance.
People & Places Solutions

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Revenue	$2,139,990	$2,183,802	$4,226,538	$4,361,394
Operating Profit	$202,030	$189,082	$398,330	$367,411
Revenues for the People & Places Solutions (P&PS) segment for the three and six months ended April 2, 2021 were $2.14 billion and $4.23 billion, respectively, a decrease of $43.8 million and $134.9 million, or (2.0)% and (3.1)%, from $2.18 billion and $4.36 billion for the corresponding periods last year. The decreases in revenue were primarily due to lower volume in the advanced facilities sector. Impacts on revenues from favorable foreign currency translation were approximately $55.3 million and $85.4 million for the three and six month periods ended April 2, 2021 compared to $19.7 million and $29.3 million in unfavorable impacts, respectively, in the corresponding prior year period.
Operating profit for the segment for the three and six months ended April 2, 2021 were $202.0 million and $398.3 million, respectively, an increase of $12.9 million and $30.9 million, or 6.8% and 8.4%, from $189.1 million and $367.4 million for the corresponding periods last year. The year-over-year increases in operating profit were due primarily to lower travel, real estate and discretionary spending related to COVID-19 mitigation efforts. Impacts on operating profit from favorable foreign currency translation were approximately $9.6 million and $13.7 million for the three and six month periods ended April 2, 2021, compared to $3.2 million and $4.4 million in unfavorable impacts, respectively, in the corresponding prior year periods. The unfavorable revenue impacts mentioned above were more than offset by the Company’s cost mitigation actions.

PA Consulting

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Revenue	$98,310	$—	$98,310	$—
Operating Profit	$27,917	$—	$27,917	$—

Revenues for the PA Consulting segment for the three and six months ended April 2, 2021 were $98.3 million. Operating profit for the segment for the three and six months ended April 2, 2021 was $27.9 million. There were no comparable periods in the prior year, given the transaction closed on March 2, 2021.
Other Corporate Expenses
Other corporate expenses for the three and six months ended April 2, 2021 were $63.3 million and $133.7 million an increase of $2.1 million and $5.7 million from $61.2 million and $127.9 million for the corresponding periods last year. This increase was due primarily to higher intangible amortization expense from the PA Consulting investment and the Buffalo Group and John Wood Group nuclear business acquisitions, as well as impacts from Company benefit program enhancements. These increases were partly offset by employee related and other cost reductions across the Company's corporate functions.
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
Restructuring and Other Charges
See Note 18- Restructuring and Other Charges for information on the Company’s activity relating to restructuring and other charges.
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
The following table summarizes our backlog at April 2, 2021 and March 27, 2020 (in millions):

	April 2, 2021	March 27, 2020
Critical Mission Solutions	$9,779	$9,135
People & Places Solutions	15,512	14,156
PA Consulting	280	—
Total	$25,571	$23,291
The increase in backlog in Critical Mission Solutions (CMS) from March 27, 2020 was primarily the result of the acquisition of the Buffalo Group and conversion of the other robust CMS pipeline.
The increase in backlog in People & Places Solutions (P&PS) from March 27, 2020 was primarily the result of new awards in the U.S. markets.
Backlog in PA Consulting as of April 2, 2021 was $280.0 million. The PA Consulting transaction closed on March 2, 2021.
Consolidated backlog differs from the Company’s remaining performance obligations as defined by ASC 606 primarily because of our national government contracts (other than national government O&M contracts). Our policy is to generally include in backlog the full contract award unless materially large, whether funded or unfunded excluding the option periods while our remaining performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. Additionally, the Company includes our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations.
Liquidity and Capital Resources
At April 2, 2021, our principal sources of liquidity consisted of $893.3 million in cash and cash equivalents and $1.39 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
The amount of cash and cash equivalents at April 2, 2021 represented an increase of $30.9 million from $862.4 million at October 2, 2020, the reasons for which are described below. The Company also holds $273.6 million in restricted cash as of April 2, 2021, relating to the PA Consulting employee benefit trust, the majority which is expected to be paid out in the third fiscal quarter of 2021 and will be recorded in cash from operations.
Our cash flow provided by operations of $350.2 million during the six months ended April 2, 2021 was favorable by $335.3 million in comparison to the cash flow used for operations of $15.0 million for the corresponding prior year period. This improvement was due mainly to lower uses of cash and a slight increase in non-cash add backs in other working capital. The improvement due to lower uses of cash was primarily due to improved receivable collections compared to the previous period, along with an increase in cash from accrued liabilities primarily associated with non-cash accruals of PA Consulting compensation expense and favorability in other deferred liabilities.
Our cash used for investing activities for the six months ended was $1.74 billion, compared to cash used for investing activities of $365.3 million in the corresponding prior year period, the change due primarily to the acquisition of the Buffalo Group in the first fiscal quarter and the investment in PA Consulting and final ECR sale proceeds received in the current quarter and the acquisition of John Wood Group's Nuclear Business in the prior year period of $286.5 million.
Our cash provided by financing activities of $1.67 billion for the six months ended April 2, 2021 resulted mainly from net proceeds from borrowings of $1.78 billion, partly offset by cash used for share repurchases of $24.9 million and $81.9 million in dividends to shareholders and noncontrolling interests. Cash provided by financing activities in the corresponding prior year period was $1.35 billion, due primarily to net proceeds from borrowings of $1.71 billion, offset by cash used for share repurchases of $285.8 million and $63.5 million in dividends to shareholders and noncontrolling interests.

At April 2, 2021, the Company had approximately $134.7 million in cash and cash equivalents held in the U.S. and $758.6 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Japan and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements included in our 2020 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $263.6 million in letters of credit outstanding at April 2, 2021. Of this amount, $1.7 million was issued under the Revolving Credit Facility and $261.9 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, a new term loan and draws on the Company's existing revolver. Further, in connection with the transaction, an additional $266.6 million had not yet been distributed at April 2, 2021 due to continuing employment requirements. Consequently, this amount represents compensation expense incurred related to the acquisition that is expected to be paid in the third quarter of fiscal 2021. The remaining 35% interest is held by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $581.1 million on the closing date. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment under U.S. GAAP accounting rules. See Note 15- PA Consulting Business Combination for more discussion on the investment.
On January 20, 2021, the Company entered into an unsecured delayed draw term loan facility (the “2021 Term Loan Facility”) with a syndicate of financial institutions as lenders. Under the 2021 Term Loan Facility, the Company borrowed an aggregate principal amount of $200.0 million and £650.0 million. The proceeds of the term loans were used primarily to fund the investment in PA Consulting. The 2021 Term Loan Facility contains affirmative and negative covenants and events of default customary for financings of this type that are consistent with those included in the Revolving Credit Facility and the 2020 Term Loan Facility.
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million which is expected to be settled in fiscal 2022. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of John Wood Group's nuclear consulting, remediation and program management business for an enterprise value of £246 million, or approximately $317.9 million, less cash acquired of $24.3 million. The Company has recorded its final purchase accounting allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.

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
We were in compliance with all of our debt covenants at April 2, 2021.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other similar purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please see the Note 12- Borrowings in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the Revolving Credit Facility, Term Loan Facilities and Note Purchase Agreement.
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of April 2, 2021, we had an aggregate of $2.99 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Revolving Credit Facility and the Term Loan Facilities bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins. Additionally, if our Consolidated Leverage Ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. However, as discussed in Note 19- Commitments and Contingencies and Derivative Financial Instruments, we have entered into swap agreements with an aggregate notional value of $929.3 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $2.06 billion in principal amount subject to variable interest rate risk.
For the six months ended April 2, 2021, our weighted average borrowings that are subject to floating rate exposure were approximately $870.1 million. If floating interest rates had increased by 1.00%, our interest expense for the six months ended April 2, 2021 would have increased by approximately $4.3 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $447.4 million in notional value of exchange rate sensitive instruments at April 2, 2021. See Note 19- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of April 2, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of PA Consulting that are subsumed by internal control over financial reporting. PA Consulting accounted for approximately 20% of total assets as of the Evaluation Date and approximately 1% of total revenues of the Company for the six months ended on the Evaluation Date.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended April 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no sales of unregistered equity securities during the second fiscal quarter of 2021.
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
There were no share repurchases under the 2019 and 2020 Repurchase Authorizations during the second quarter of fiscal 2021.
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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosure.
None.
Item 5.     Other Information.
None.

Item 6.    Exhibits.

10.1
Term Loan Agreement, dated as of January 20, 2021, among Jacobs Engineering Group Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, Bank of America, N.A., BNP Paribas, TD Bank, N.A. and Wells Fargo Bank, National Associate, as co-syndication agents, The Bank of Nova Scotia, HSBC Bank USA, National Association, National Westminster Bank PLC, PNC Bank, National Association, and U.S. Bank National Association, as documentation agents, and BofA Securities, Inc., BNP Paribas Securities Corp.TD Securities (USA) LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 21, 2021 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021, (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
President
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2021