Form 10-Q
period 2021-07-02
JACOBS ENGINEERING GROUP INC /DE/
filed 2021-08-03
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2021
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at July 26 2021: 130,314,412

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	July 2, 2021	October 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$966,146	$862,424
Receivables and contract assets	3,188,950	3,167,310
Prepaid expenses and other	137,072	162,355
Investment in equity securities	450,113	347,510
Total current assets	4,742,281	4,539,599
Property, Equipment and Improvements, net	355,252	319,371
Other Noncurrent Assets:
Goodwill	7,232,270	5,639,091
Intangibles, net	1,635,221	658,340
Deferred income tax assets	178,901	211,047
Operating lease right-of-use assets	671,867	576,915
Miscellaneous	393,492	409,990
Total other noncurrent assets	10,111,751	7,495,383
	$15,209,284	$12,354,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$53,813	$—
Accounts payable	923,265	1,061,754
Accrued liabilities	1,525,987	1,249,883
Operating lease liability	174,698	164,312
Contract liabilities	565,457	465,648
Total current liabilities	3,243,220	2,941,597
Long-term Debt	3,067,745	1,676,941
Liabilities relating to defined benefit pension and retirement plans	537,240	568,176
Deferred income tax liabilities	204,262	3,366
Long-term operating lease liability	792,602	735,202
Other deferred liabilities	576,423	573,404
Commitments and Contingencies
Redeemable Noncontrolling interests	601,175	—
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding 130,293,392 shares and 129,747,783 shares as of July 2, 2021 and October 2, 2020, respectively	130,293	129,748
Additional paid-in capital	2,646,851	2,598,446
Retained earnings	4,246,173	4,020,575
Accumulated other comprehensive loss	(870,411)	(933,057)
Total Jacobs stockholders’ equity	6,152,906	5,815,712
Noncontrolling interests	33,711	39,955
Total Group stockholders’ equity	6,186,617	5,855,667
	$15,209,284	$12,354,353
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended July 2, 2021 and June 26, 2020
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Revenues	$3,576,436	$3,260,057	$10,506,144	$10,047,286
Direct cost of contracts	(2,759,501)	(2,631,031)	(8,290,137)	(8,125,554)
Gross profit	816,935	629,026	2,216,007	1,921,732
Selling, general and administrative expenses	(553,189)	(434,650)	(1,779,435)	(1,408,232)
Operating Profit	263,746	194,376	436,572	513,500
Other Income (Expense):
Interest income	1,001	1,249	2,733	3,180
Interest expense	(20,011)	(18,193)	(52,788)	(48,163)
Miscellaneous income (expense), net	38,658	126,249	138,705	(87,470)
Total other income (expense), net	19,648	109,305	88,650	(132,453)
Earnings from Continuing Operations Before Taxes	283,394	303,681	525,222	381,047
Income Tax Expense from Continuing Operations	(109,186)	(67,674)	(175,437)	(75,041)
Net Earnings of the Group from Continuing Operations	174,208	236,007	349,785	306,006
Net Earnings of the Group from Discontinued Operations	384	18,043	11,690	125,511
Net Earnings of the Group	174,592	254,050	361,475	431,517
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(9,182)	(9,121)	(29,366)	(21,662)
Net Loss Attributable to Redeemable Noncontrolling interests	384	—	101,776	—
Net Earnings Attributable to Jacobs from Continuing Operations	165,410	226,886	422,195	284,344
Net Earnings Attributable to Jacobs	$165,794	$244,929	$433,885	$409,855
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.83	$1.74	$2.80	$2.15
Basic Net Earnings from Discontinued Operations Per Share	$—	$0.14	$0.09	$0.95
Basic Earnings Per Share	$0.83	$1.88	$2.89	$3.11

Diluted Net Earnings from Continuing Operations Per Share	$0.82	$1.73	$2.78	$2.13
Diluted Net Earnings from Discontinued Operations Per Share	$—	$0.14	$0.09	$0.94
Diluted Earnings Per Share	$0.83	$1.87	$2.87	$3.08
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended July 2, 2021 and June 26, 2020
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net Earnings of the Group	$174,592	$254,050	$361,475	$431,517
Other Comprehensive Income:
Foreign currency translation adjustment	(1,823)	76,288	69,065	12,010
Loss (gain) on cash flow hedges	(7,017)	(20,944)	24,170	(20,926)
Change in pension and retiree medical plan liabilities	3,778	3,405	(14,085)	15,872
Other comprehensive (loss) income before taxes	(5,062)	58,749	79,150	6,956
Income Tax Benefit (Expense):
Foreign currency translation adjustment	2,361	(22,062)	(8,675)	(3,633)
Cash flow hedges	1,774	6,262	(5,320)	6,262
Change in pension and retiree medical plan liabilities	(845)	(8,324)	(2,509)	(4,465)
Income Tax Benefit (Expense):	3,290	(24,124)	(16,504)	(1,836)
Net other comprehensive (loss) income	(1,772)	34,625	62,646	5,120
Net Comprehensive Income of the Group	172,820	288,675	424,121	436,637
Net Earnings Attributable to Noncontrolling Interests	(9,182)	(9,121)	(29,366)	(21,662)
Net Loss Attributable to Redeemable Noncontrolling interests	384	—	101,776	—
Net Comprehensive Income Attributable to Jacobs	$164,022	$279,554	$496,531	$414,975
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended July 2, 2021 and June 26, 2020
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at March 27, 2020	$129,985	$2,569,417	$3,808,698	$(946,317)	$5,561,783	$51,200	$5,612,983
Net earnings	—	—	244,929	—	244,929	9,121	254,050
Foreign currency translation adjustments, net of deferred taxes of $22,062	—	—	—	54,226	54,226	—	54,226
Pension liability, net of deferred taxes of $8,324	—	—	—	(4,919)	(4,919)	—	(4,919)
(Loss) Gain on derivatives, net of deferred taxes of ($6,262)	—	—	—	(14,682)	(14,682)	—	(14,682)
Dividends	—	—	(24,857)	—	(24,857)	—	(24,857)
Noncontrolling interests - distributions and other	—	—	—	—	—	(11,140)	(11,140)
Stock based compensation	—	12,373	—	—	12,373	—	12,373
Issuances of equity securities including shares withheld for taxes	195	7,473	(708)	—	6,960	—	6,960
Balances at June 26, 2020	$130,180	$2,589,263	$4,028,062	$(911,692)	$5,835,813	$49,181	$5,884,994

Balances at April 2, 2021	$130,172	$2,621,454	$4,125,452	$(868,639)	$6,008,439	$35,307	$6,043,746
Net earnings, excluding $(0.4) million in loss relating to redeemable noncontrolling interests	—	—	165,794	—	165,794	9,182	174,976
Foreign currency translation adjustments, net of deferred taxes of $(2,361)	—	—	—	538	538	—	538
Pension liability, net of deferred taxes of $845	—	—	—	2,933	2,933	—	2,933
(Loss) Gain on derivatives, net of deferred taxes of $(1,774)	—	—	—	(5,243)	(5,243)	—	(5,243)
Dividends	—	—	(27,586)	—	(27,586)	—	(27,586)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(17,487)	—	(17,487)	—	(17,487)
Noncontrolling interests - distributions and other	—	—	—	—	—	(10,778)	(10,778)
Stock based compensation	—	14,542	—	—	14,542	—	14,542
Issuances of equity securities including shares withheld for taxes	121	10,855	—	—	10,976	—	10,976
Balances at July 2, 2021	$130,293	$2,646,851	$4,246,173	$(870,411)	$6,152,906	$33,711	$6,186,617
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended July 2, 2021 and June 26, 2020
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 27, 2019	$132,879	$2,559,450	$3,939,174	$(916,812)	$5,714,691	$53,967	$5,768,658
Net earnings	—	—	409,855	—	409,855	21,662	431,517
Foreign currency translation adjustments, net of deferred taxes of $3,633	—	—	—	8,377	8,377	—	8,377
Pension and retiree medical plan liability, net of deferred taxes of $4,465	—	—	—	11,407	11,407	—	11,407
(Loss) Gain on derivatives, net of deferred taxes of $(6,262)	—	—	—	(14,664)	(14,664)	—	(14,664)
Dividends	—	—	(50,379)	—	(50,379)		(50,379)
Noncontrolling interests - distributions and other	—	5,002	—	—	5,002	(26,448)	(21,446)
Stock based compensation	—	35,106	1,102	—	36,208	—	36,208
Issuances of equity securities including shares withheld for taxes	877	9,652	(9,391)	—	1,138	—	1,138
Repurchases of equity securities	(3,576)	(19,947)	(262,299)	—	(285,822)	—	(285,822)
Balances at June 26, 2020	$130,180	$2,589,263	$4,028,062	$(911,692)	$5,835,813	$49,181	$5,884,994

Balances at October 2, 2020	$129,748	$2,598,446	$4,020,575	$(933,057)	$5,815,712	$39,955	$5,855,667
Net earnings, excluding $(101,776) in loss relating to redeemable noncontrolling interests	—	—	433,885	—	433,885	29,366	463,251
Foreign currency translation adjustments, net of deferred taxes of $8,675	—	—	—	60,390	60,390	—	60,390
Pension liability, net of deferred taxes of $2,509	—	—	—	(16,594)	(16,594)	—	(16,594)
Gain on derivatives, net of deferred taxes of $5,320	—	—	—	18,850	18,850	—	18,850
Dividends	—	—	(55,101)	—	(55,101)	—	(55,101)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(124,725)	—	(124,725)	—	(124,725)
Noncontrolling interests - distributions and other	—	—	—	—	—	(35,610)	(35,610)
Stock based compensation	—	41,519	—	—	41,519	—	41,519
Issuances of equity securities including shares withheld for taxes	796	11,913	(8,790)	—	3,919	—	3,919
Repurchases of equity securities	(251)	(5,027)	(19,671)	—	(24,949)	—	(24,949)
Balances at July 2, 2021	$130,293	$2,646,851	$4,246,173	$(870,411)	$6,152,906	$33,711	$6,186,617

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 2, 2021 and June 26, 2020
(In thousands)
(Unaudited)

	For the Nine Months Ended
	July 2, 2021	June 26, 2020
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$361,475	$431,517
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	74,484	66,994
Intangible assets	103,308	67,074
Gain on sale of ECR business	(15,608)	(113,366)
(Gain) loss on investment in equity securities	(152,145)	138,875
Stock based compensation	41,519	36,208
Equity in earnings of operating ventures, net of return on capital distributions	3,261	(1,689)
Loss (gain) on disposals of assets, net	749	(301)
Impairment of equity method investment and other long term assets	40,138	—
Loss on pension and retiree medical plan changes	—	2,651
Deferred income taxes	38,419	62,473
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	231,992	(135,615)
Prepaid expenses and other current assets	47,202	19,902
Miscellaneous other assets	107,911	77,524
Accounts payable	(150,736)	(115,080)
Accrued liabilities	(158,772)	(78,863)
Other deferred liabilities	(44,985)	(56,426)
Other, net	(4,639)	(27,402)
Net cash provided by operating activities	523,573	374,476
Cash Flows from Investing Activities:
Additions to property and equipment	(65,670)	(88,821)
Disposals of property and equipment and other assets	468	96
Capital contributions to equity investees, net of return of capital distributions	(4,193)	(12,358)
Acquisitions of businesses, net of cash acquired	(1,741,062)	(286,534)
Disposal of investment in equity securities	52,021	—
Proceeds (payments) related to sales of businesses	36,360	(5,061)
Net cash used for investing activities	(1,722,076)	(392,678)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	3,365,315	2,801,661
Repayments of long-term borrowings	(1,933,786)	(1,845,223)
Proceeds from short-term borrowings	—	78
Repayments of short-term borrowings	(7,675)	(200,008)
Debt issuance costs	(2,747)	(1,807)
Proceeds from issuances of common stock	29,715	28,793
Common stock repurchases	(24,949)	(285,822)
Taxes paid on vested restricted stock	(25,796)	(27,655)
Cash dividends, including to noncontrolling interests	(119,884)	(97,521)
Net cash provided by financing activities	1,280,193	372,496
Effect of Exchange Rate Changes	34,617	39,448
Net Increase in Cash and Cash Equivalents and Restricted Cash	116,307	393,742
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	862,424	631,068
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$978,731	$1,024,810
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at July 2, 2021, and for the three and nine month periods ended July 2, 2021.
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
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, a new term loan and draws on the Company's existing revolver. Further, in connection with the transaction, an estimated additional $267 million had not yet been distributed at April 2, 2021 due to continuing employment requirements. Consequently, this amount represented compensation expense incurred related to the acquisition that was expensed in the second quarter, and was reflected in selling, general and administrative expense on the consolidated income statement for the six month period ended April 2, 2021. During the third quarter of fiscal 2021, an amount of $5.6 million of the above estimated charges was forfeited by employees that left the Company before payment, and as such, was recognized in earnings in the three month period ended July 2, 2021. The updated amount of $261 million is reflected in earnings and cash from operations for the nine month period ended July 2, 2021. The remaining 35% interest is held by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment under U.S. GAAP accounting rules. See Note 12- Borrowings for more discussion on the financing for the transaction.
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million, which is expected to be settled in fiscal 2022. During the third fiscal quarter, the Company recorded an adjustment to the contingent consideration of $3.8 million to selling, general and administrative expense, resulting in contingent consideration of $3.9 million at July 2, 2021. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The acquisition of Buffalo Group allows Jacobs to further expand its cyber and intelligence solutions offering to government clients.
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
The following table further disaggregates our revenue by geographic area for the three and nine months ended July 2, 2021 and June 26, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Revenues:
United States	$2,364,034	$2,472,091	$7,295,818	$7,548,192
Europe	881,676	504,201	2,277,670	1,662,104
Canada	57,866	56,954	167,181	164,601
Asia	28,309	27,995	84,364	90,889
India	18,915	16,465	49,926	33,229
Australia and New Zealand	174,828	130,133	472,013	378,178
Middle East and Africa	50,808	52,218	159,172	170,093
Total	$3,576,436	$3,260,057	$10,506,144	$10,047,286
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and nine months ended July 2, 2021 that was included in the contract liability balance on October 2, 2020 was $24.8 million and $380.4 million, respectively. Revenue recognized for the three and nine months ended June 26, 2020 that was included in the contract liability balance on September 27, 2019, was $42.4 million and $352.9 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Remaining Performance Obligations
The Company’s remaining performance obligations as of July 2, 2021 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $13.8 billion in remaining performance obligations as of July 2, 2021. The Company expects to recognize approximately 46% of our remaining performance obligations into revenue within the next twelve months and the remaining 54% thereafter.
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
6.     Earnings Per Share and Certain Related Information
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings. Net earnings used for the purpose of determining basic and diluted EPS is determined by taking net earnings, less earnings available to participating securities and the preferred redeemable noncontrolling interests redemption value adjustment associated with the PA Consulting transaction. During the three and nine months ended July 2, 2021, the Company did not have any outstanding participating securities.
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and nine months ended July 2, 2021 and June 26, 2020 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$165,410	$226,886	$422,195	$284,344
Preferred Redeemable Noncontrolling interests redemption value adjustment (See Note 15- PA Consulting Business Combination)	(57,307)	—	(57,307)	—
Net earnings from continuing operations allocated to participating securities	—	(24)	—	(77)
Net earnings from continuing operations allocated to common stock for EPS calculation	$108,103	$226,862	$364,888	$284,267

Net earnings attributable to Jacobs from discontinued operations	$384	$18,043	$11,690	$125,511
Net earnings from discontinued operations allocated to participating securities	—	(2)	—	(34)
Net earnings from discontinued operations allocated to common stock for EPS calculation	$384	$18,041	$11,690	$125,477

Net earnings allocated to common stock for EPS calculation	$108,487	$244,903	$376,578	$409,744

Denominator for Basic and Diluted EPS:
Weighted average basic shares	130,385	130,229	130,205	131,995
Shares allocated to participating securities	—	(14)	—	(36)
Shares used for calculating basic EPS attributable to common stock	130,385	130,215	130,205	131,959

Effect of dilutive securities:
Stock compensation plans	1,035	1,048	1,040	1,188
Shares used for calculating diluted EPS attributable to common stock	131,420	131,263	131,245	133,147

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.83	$1.74	$2.80	$2.15
Basic Net Earnings from Discontinued Operations Per Share	$—	$0.14	$0.09	$0.95
Basic Earnings Per Share	$0.83	$1.88	$2.89	$3.11
Diluted Net Earnings from Continuing Operations Per Share	$0.82	$1.73	$2.78	$2.13
Diluted Net Earnings from Discontinued Operations Per Share	$—	$0.14	$0.09	$0.94
Diluted Earnings Per Share	$0.83	$1.87	$2.87	$3.08
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the activity under the 2019 and 2020 Repurchase Authorizations through the third fiscal quarter of 2021:

Amount Authorized (2019 and 2020 Repurchase Authorizations)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$2,000,000,000	$98.81	251,001	251,001
(1)Includes commissions paid and calculated at the average price per share

As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020, with such suspension remaining in effect through the fiscal third quarter of 2020. During the fourth fiscal quarter of 2020, the Company resumed share repurchases on a limited basis while we continue to monitor developments in fiscal 2021 with the pandemic. As of July 2, 2021, the Company has $33.1 million remaining under the 2019 Repurchase Authorization and $1.0 billion remaining under the 2020 Repurchase Authorization.

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

Dividend Program
On July 14, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.21 per share of the Company’s common stock to be paid on August 27, 2021, to shareholders of record on the close of business on July 30, 2021. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the third fiscal quarter of 2021 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
April 22, 2021	May 28, 2021	June 25, 2021	$0.21
January 27, 2021	February 26, 2021	March 26, 2021	$0.21
September 17, 2020	October 2, 2020	October 30, 2020	$0.19
July 9, 2020	July 24, 2020	August 21, 2020	$0.19
May 5, 2020	May 20, 2020	June 17, 2020	$0.19
January 16, 2020	January 31, 2020	February 28, 2020	$0.19
September 19, 2019	October 4, 2019	November 1, 2019	$0.17

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7.    Goodwill and Intangibles
The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets at July 2, 2021 and October 2, 2020 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	PA Consulting	Total
Balance October 2, 2020	$2,409,081	$3,230,010	$—	$5,639,091
Acquired	130,691	—	1,442,324	1,573,015
Foreign Exchange Impact	13,592	15,672	(10,712)	18,552
Post-Acquisition Adjustments	1,612	—	—	1,612
Balance July 2, 2021	$2,554,976	$3,245,682	$1,431,612	$7,232,270
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at July 2, 2021 and October 2, 2020 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances October 2, 2020	$614,045	$43,572	$723	$658,340
Amortization	(96,288)	(2,967)	(4,053)	(103,308)
Acquired	849,117	—	229,075	1,078,192
Foreign currency translation	3,323	311	(1,637)	1,997
Balances July 2, 2021	$1,370,197	$40,916	$224,108	$1,635,221
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2021 and for the succeeding years.

Fiscal Year	(in millions)
2021	$46.7
2022	186.1
2023	186.1
2024	186.1
2025	185.6
Thereafter	844.6
Total	$1,635.2

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
8.    Receivables and Contract Assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at July 2, 2021 and October 2, 2020, as well as certain other related information (in thousands):

	July 2, 2021	October 2, 2020
Components of receivables and contract assets:
Amounts billed, net	$1,356,491	$1,294,204
Unbilled receivables and other	1,388,018	1,449,184
Contract assets	444,441	423,922
Total receivables and contract assets, net	$3,188,950	$3,167,310
Other information about receivables:
Amounts due from the United States federal government, included above, net of advanced billings	$608,444	$600,207
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
9.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax as of July 2, 2021 (in thousands):

	Change in Pension Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at October 2, 2020	$(498,726)	$(419,715)	$(14,616)	$(933,057)
Other comprehensive income (loss)	(16,594)	60,390	13,208	57,004
Reclassifications from accumulated other comprehensive income (loss)	—	—	5,642	5,642
Balance at July 2, 2021	$(515,320)	$(359,325)	$4,234	$(870,411)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended July 2, 2021 and June 26, 2020 were 38.5% and 22.3%, respectively. The Company’s effective tax rate from continuing operations for the three months ended July 2, 2021 was higher than the corresponding rate in the prior period primarily due to a tax expense of $30.8 million attributable to a revaluation of the deferred tax asset and liabilities for a tax rate increase in the UK during the current quarter, with offsetting benefits of $2.2 million for the release of uncertain tax positions due to the statute of limitations expiring and $0.9 million of Internal Revenue Code section 179D energy credit. Comparatively, for the three months ended June 26, 2020, the Company had a $12.6 million benefit for the release of a valuation allowance in the UK.

The Company's effective tax rates from continuing operations for the nine months ended July 2, 2021 and June 26, 2020 were 33.4% and 19.7%, respectively. The Company’s effective tax rate from continuing operations for the nine months ended July 2, 2021 was higher than the corresponding rate in the prior period primarily due to the revaluations of deferred tax assets and liabilities for the tax rate increase in the UK mentioned above and $15.0 million attributable to US foreign inclusions in the current year. Also contributing to the higher year to date rate is the absence of a prior year favorable benefit of $5.8 million from amended returns for foreign tax credits and research and development credits, a $4.1 million benefit related to an India withholding tax rate change and $7.0 million benefit from an Internal Revenue Code section 179D energy credit for the period ending June 26, 2020. The current year increase was further offset by a $4.2 million excess tax benefit attributable to stock compensation and a $12.1 million benefit related to a change in the Company’s assertion about indefinite reinvestment of certain foreign unremitted earnings in Canada and India.

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
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's results of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $273.7 million and $211.7 million, respectively, as of July 2, 2021 and $261.8 million and $190.3 million, respectively, as of October 2, 2020. There are no consolidated VIEs that have debt or credit facilities.
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
Unconsolidated joint ventures are accounted for under proportionate consolidation or the equity method. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture that are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenue, and costs are included in the Company’s balance sheet and results of operations. For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $50.3 million and $53.6 million, respectively, as of July 2, 2021, and $64.1 million and $63.0 million, respectively, as of October 2, 2020. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and the Company's investment created when the Company purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of July 2, 2021, the Company’s equity method investments exceeded its share of venture net assets by $38.8 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of July 2, 2021 and October 2, 2020 were $128.9 million and $161.3 million, respectively. During the three months ended July 2, 2021 and June 26, 2020, we recognized income from equity method joint ventures of $16.6 million and $18.8 million, respectively. During the nine months ended July 2, 2021 and June 26, 2020, we recognized income from equity method joint ventures of $46.9 million and $54.8 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $15.3 million and $8.3 million as of July 2, 2021 and October 2, 2020, respectively.
The Company currently holds a 24.5% interest in AWE Management Ltd ("AWE ML") that is accounted for under the equity method, and the carrying value of the Company’s investment as of October 2, 2020 was approximately $38 million. As of October 2, 2020, AWE ML was under a contractual operating arrangement with the UK Ministry of Defence (MoD) with multiple years remaining under the arrangement. Subsequent to year end, on November 2, 2020, the MoD unexpectedly announced plans to change its current operating agreements with AWE ML that would result in the early termination of the current contract in 2021. During the nine months ended July 2, 2021, the Company recorded an other-than-temporary impairment on its investment in AWE ML in the amount of $38.9 million, which is included in miscellaneous income (expense), net in the consolidated statement of earnings.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
At October 2, 2020, the Company held a cost method investment in C3.ai, Inc. ("C3") of approximately $2.5 million. On December 9, 2020, C3 completed an initial public offering and as a result the Company carried its investment in C3 at fair value, with mark to market changes reflected in net income as it is an investment in equity securities with a readily determinable fair value based on quoted market prices. In connection with the IPO, the Company became subject to a 180-day lock-up period, which restricted sales of the shares, subject to certain conditions that permit partial share sales based on C3's share performance during the lock-up period. During the second fiscal quarter of fiscal 2021, the Company sold 153,374 shares, the maximum allowable shares under the lock-up period discussed above, at a realized gain of $12.5 million. During the current fiscal quarter, the Company sold the remaining shares owned in C3, at a realized pre-tax gain of $37.0 million. Dividend income, unrealized gains and losses on changes in fair value and related realized gains and losses on disposal of the C3 shares have been recognized in miscellaneous income (expense), net in the consolidated statement of earnings.
12.    Borrowings
At July 2, 2021 and October 2, 2020, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	July 2, 2021	October 2, 2020
Revolving Credit Facility	LIBOR + applicable margin (1)	March 2024	$517,795	$152,794
2021 Term Loan Facility	LIBOR + applicable margin (2)	March 2024	1,100,250	—
2020 Term Loan Facility	LIBOR + applicable margin (3)	March 2025 (4)	1,008,984	1,025,826
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Current Portion			(53,813)	—
Less: Deferred Financing Fees			(5,471)	(1,679)
Total Long-term debt, net			$3,067,745	$1,676,941
(1)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%, including applicable margins. The applicable LIBOR rates including applicable margins at July 2, 2021 and October 2, 2020 were approximately 1.59% and 1.39%.
(2)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2021 Term Loan Facility (defined below)), borrowings under the 2021 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%, including applicable margins. The applicable LIBOR rate including applicable margin at July 2, 2021 was approximately 1.56%.
(3)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2020 Term Loan Facility (defined below)), borrowings under the 2020 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%, including applicable margins. The applicable LIBOR rates including applicable margins at July 2, 2021 and October 2, 2020 were approximately 1.58% and 1.37%.
(4)The 2020 Term Loan requires quarterly principal repayments of 1.25%, or $9.125 million and £3.125 million, of the aggregate initial principal amount borrowed.
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility"), which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at July 2, 2021.

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
The 2020 Term Loan Facility and the 2021 Term Loan Facility are together referred to as the "Term Loan Facilities". We were in compliance with the covenants under the Term Loan Facilities at July 2, 2021.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at July 2, 2021.
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facilities and other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $556.9 million at July 2, 2021, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $1.7 million in letters of credit under the Revolving Credit Facility, leaving $1.73 billion of available borrowing capacity under the Revolving Credit Facility at July 2, 2021. In addition, the Company had issued $267.2 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $268.9 million at July 2, 2021.

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The components of lease expense (reflected in selling, general and administrative expenses) for the three and nine months ended July 2, 2021 and June 26, 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Lease cost
Operating lease cost	$41,619	$39,123	$121,870	$126,855
Variable lease cost	7,836	9,508	23,255	26,307
Sublease income	(2,493)	(3,504)	(9,422)	(10,688)
Total lease cost	$46,962	$45,127	$135,703	$142,474
Supplemental information related to the Company's leases for the nine months ended July 2, 2021 was as follows (in thousands):

Nine Months Ended
Cash paid for amounts included in the measurements of lease liabilities	$151,250
Right-of-use assets obtained in exchange for new operating lease liabilities	$153,102
Weighted average remaining lease term - operating leases	7 years
Weighted average discount rate - operating leases	2.6%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2021 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2021	$51,889
2022	188,702
2023	165,798
2024	148,289
2025	127,528
Thereafter	385,094
1,067,300
Less Interest	(100,000)
$967,300

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit recognized in earnings during the three and nine months ended July 2, 2021 and June 26, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Component:
Service cost	$1,735	$1,464	$5,206	$4,394
Interest cost	11,785	13,030	35,354	39,092
Expected return on plan assets	(25,427)	(27,666)	(76,282)	(82,996)
Amortization of previously unrecognized items	4,032	3,109	12,095	9,329
Plan Amendment and settlement loss (gain)	—	—	—	2,651
Total net periodic pension benefit recognized	$(7,875)	$(10,063)	$(23,627)	$(27,530)
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
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. PA Consulting has defined benefit plans that Jacobs now includes in our consolidated financial statements. See Note 15- PA Consulting Business Combination for more discussion on the investment and the related defined benefit plans.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2021 (in thousands):

Cash contributions made during the first nine months of fiscal 2021	$28,936
Cash contributions projected for the remainder of fiscal 2021	7,094
Total	$36,030

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
15. PA Consulting Business Combination
Deal Summary, Opening Balance Sheet and Pro Forma Financial Information
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, a new term loan and draws on the Company's existing revolver. Further, in connection with the transaction, an estimated additional $267 million had not yet been distributed at April 2, 2021 due to continuing employment requirements. Consequently, this amount represented compensation expense incurred related to the acquisition that was expensed in the second quarter, and was reflected in selling, general and administrative expense on the consolidated income statement for the six month period ended April 2, 2021. During the third quarter of fiscal 2021, an amount of $5.6 million of the above estimated charges was forfeited by employees that left the Company before payment, and as such, was recognized in earnings in the three month period ended July 2, 2021. The updated amount of $261 million is reflected in earnings and cash from operations for the nine month period ended July 2, 2021. The remaining 35% interest is held by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment under U.S. GAAP accounting rules. See Note 12- Borrowings for more discussion on the financing for the transaction.
The following summarizes the fair values of PA Consulting's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$134.9
Receivables	166.7
Property, equipment and improvements, net	40.5
Goodwill	1,442.3
Identifiable intangible assets	1,004.2
Prepaid expenses and other current assets	9.5
Miscellaneous long term assets	83.7
Total Assets	$2,881.8

Liabilities
Accounts payable	$6.5
Accrued liabilities and other current liabilities	344.8
Other long term liabilities	246.2
Total Liabilities	$597.5
Redeemable Noncontrolling interests	582.4
Net assets acquired	$1,701.9

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

Since the initial preliminary estimates reported in the second quarter of fiscal 2021, the Company has updated certain provisional amounts reflected in the preliminary purchase price allocation, as summarized in the estimated fair values of PA Consulting assets acquired and liabilities assumed above. See below for further discussion on updates to redeemable noncontrolling interests.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Identifiable intangibles are customer relationships, contracts and backlog and trade name and have estimated lives ranging from 9 to 20 years (weighted average life of approximately 12 years).

Fair value measurements relating to PA Consulting are made primarily using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using inputs primarily from the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as buildings, furniture, fixtures and equipment, are valued using the cost approach, which is based on estimates of replacement cost. Key inputs to the valuation of the noncontrolling interests include projected cash flows and the expected volatility with those cash flows.
Pre-tax transaction costs associated with the PA Consulting investment in the accompanying Consolidated Statements of Earnings for the nine months ended July 2, 2021 were $36.4 million.
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

	For the Nine Months Ended
	July 2, 2021	June 26, 2020
Revenues	$10,917.8	$10,634.6
Net earnings (loss) of the Group	$624.1	$(8.1)
Net earnings attributable to Jacobs	$503.2	$63.7
Net earnings attributable to Jacobs per share:
Basic earnings per share	$3.86	$0.05
Diluted earnings per share	$3.83	$0.05
Included in the table above are charges relating to transaction expenses, a nonrecurring compensation charge, an EPS numerator adjustment relating to the PA preference shares redemption value which does not affect net earnings. and other items that are removed from the nine months ended July 2, 2021 and are reflected in the prior fiscal year due to the assumed timing of the transaction. Also, income tax (expense) benefit for the nine-month pro forma periods ended July 2, 2021 and June 26, 2020 was $(231.3) million and $(29.5) million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Redeemable Noncontrolling Interest
In connection with the PA Consulting investment, the Company recorded redeemable noncontrolling interests of approximately $582.4 million, including subsequent purchase accounting adjustments, representing the interest holders' 35% equity interest in the form of preferred and common shares of PA Consulting, with substantially all of the value associated with these interests allocable to the preferred shares. The preferred shares are entitled to a cumulative compounding 12% dividend based on the outstanding preferred share subscription price. These interest holders have certain option rights to put the preferred and common share interests back to the Company at a value based on the fair value of PA Consulting (the redemption values). Additionally, the Company has an option to call the interests in certain circumstances. Because the interests are redeemable at the option of the holders and not solely within the control of the Company, the Company classified the interests in redeemable noncontrolling interests within its Consolidated Balance Sheet at their redemption values. The optional redemption features may become exercisable no earlier than five years from the March 2, 2021 closing date, or upon the occurrence of certain other events.
The Company has deemed these interests probable of becoming redeemable in the future and requiring their measurement at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date, or (ii) the historical value resulting from the original acquisition date fair value plus or minus any earnings or loss attribution amounts, including dividends, in accordance with U.S. generally accepted accounting principles. Further, any excess in redemption amounts over the historical values of the interests is recognized as an increase to redeemable noncontrolling interests and an offsetting decrease in consolidated retained earnings. Additionally, particular to the preference share component of redeemable noncontrolling interests, this retained earnings decrease is also reflected as a corresponding downward adjustment to net earnings attributable to Jacobs for purposes of the calculation of consolidated earnings per share. During the third quarter of fiscal 2021, updates to the Company’s preliminary opening balance sheet fair value estimates of the noncontrolling interests resulted in an offsetting decrease and increase in fair value of the preference share and common share components of the interests by $57.3 million, respectively, with the corresponding redemption value adjustment associated with the preference share portion decreasing consolidated retained earnings and earnings per share by $0.44. See Note 6- Earnings Per Share and Certain Related Information. The results of these adjustments had no impact on the Company’s overall results of operations, financial position, or cash flows.
Changes in the redeemable noncontrolling interest during the nine months ended July 2, 2021 are as follows (in thousands):

Total
Fair value of redeemable noncontrolling interests at acquisition on March 2, 2021	$581,119
Cumulative Accrued Preferred Dividend to Preference Shareholders	23,151
Attribution of Preferred Dividend to Common Shareholders	(23,151)
Net loss attributable to redeemable noncontrolling interest to Common Shareholders	(101,776)
Redeemable Noncontrolling interests redemption value adjustment (1)	124,725
Cumulative translation adjustment and other	(2,893)
Balance at July 2, 2021	$601,175

(1)	Includes impacts from updates to the preliminary opening balance fair value estimates of the noncontrolling interests and corresponding redemption value adjustments described above.
In addition, certain employees and nonemployees of PA Consulting are expected to receive equity-based incentive grants in the future under the terms of the applicable agreements.
Employee Benefit Trust, Defined Contribution Plans and Defined Benefit Plans

PA Consulting is party to an employee benefit trust arrangement, defined contribution plans and defined benefit plans.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
PA Consulting is party to an employee benefit trust that is a separately administered discretionary trust for the benefit of employees and is consolidated under US GAAP. At July 2, 2021, the Company held $12.6 million in cash within the employee benefit trust that is restricted from general use and is included in prepaid expenses and other current assets on the consolidated balance sheet.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
16.    Other Business Combinations
Buffalo Group
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million which is expected to be settled in fiscal 2022. During the third fiscal quarter, the Company recorded an adjustment to the contingent consideration of $3.8 million to selling, general and administrative expense, resulting in contingent consideration of $3.9 million at July 2, 2021. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The acquisition of Buffalo Group allows Jacobs to further expand its cyber and intelligence solutions offering to government clients. The following summarizes the fair values of The Buffalo Group's assets acquired and liabilities assumed as of the acquisition date (in millions):

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
Fair value measurements relating to the Buffalo Group are made primarily using Level 3 inputs including discounted cash flow and Monte Carlo simulation techniques. Fair value for the identified intangible assets is estimated using inputs primarily for the income approach, which include the use of both the multiple period excess earnings method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as furniture, fixtures and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation. The fair value of the contingent consideration is estimated using a Monte Carlo simulation and the significant assumptions used include projections of revenues for Buffalo Group through fiscal 2021 and probabilities of meeting those projections.
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
Summarized Financial Information of Discontinued Operations
The following table represents earnings (loss) from discontinued operations, net of tax (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Revenues	$—	$59	$—	$11,221
Direct cost of contracts	—	(69)	—	(6,124)
Gross profit	—	(10)	—	5,097
Selling, general and administrative expenses	—	(801)	(34)	43,359
Operating (Loss) Profit	—	(811)	(34)	48,456
Gain on sale of ECR business	—	31,456	15,608	113,366
Other expense, net	509	1,472	(72)	112
Earnings Before Taxes from Discontinued Operations	509	32,117	15,502	161,934
Income Tax (Expense) Benefit	(125)	(14,074)	(3,812)	(36,423)
Net Earnings of the Group from Discontinued Operations	$384	$18,043	$11,690	$125,511

In the second quarter of fiscal 2021, the Company received final working capital settlement proceeds of $36.4 million from Worley and as such, recorded a pre-tax gain of $15.6 million. Offsetting the proceeds from the settlement to arrive at the net gain amount were previously recorded accounts receivable from Worley.
For the nine months ended June 26, 2020, selling, general and administrative expenses included an offsetting insurance recovery of $50.0 million recorded in connection with a legal matter. For the nine months ended June 26, 2020, the gain on sale of $113.4 million relates mainly to the recognition of the deferred gain for the delayed transfer of the ECR-related assets and liabilities of the two international entities discussed below, adjustments for working capital and certain other items in connection with the sale and additional income for the release of a deferred gain upon achievement of the IT Migration Date described below in connection with the delivery to Worley of certain IT application and hardware assets related to the ECR business.

Gain on Sale and Deferred Gain
As a result of the ECR sale, the Company recognized a pre-tax gain of approximately $1.0 billion, $935.1 million of which was recognized in fiscal 2019, $110.2 million for the year ended October 2, 2020 and $0.0 million and $15.6 million for the three and nine months ended July 2, 2021 respectively.

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
Investment in Worley Stock
As discussed above, subsequent to the ECR sale, the Company holds 51.4 million in ordinary shares of Worley. Dividend income and unrealized gains and losses on changes in fair value of Worley shares are recognized in miscellaneous income (expense), net in continuing operations. The Company's investment in Worley is measured at fair value through net income as it is an equity investment with a readily determinable fair value based on quoted market prices and is $450.1 million at July 2, 2021 and $347.5 million at October 2, 2020. For the three months ended July 2, 2021 and June 26, 2020, the Company recognized $36.8 million and $131.4 million, respectively in gains associated with share price and currency changes on this investment. For the nine months ended July 2, 2021 and June 26, 2020, the Company recognized a gain of $102.6 million and a loss of $138.9 million, respectively, associated with share price and currency changes on this investment. The nine months ended July 2, 2021 include Worley stock dividends of $9.8 million and for the nine months ended June 26, 2020, $7.7 million. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Transition Service Agreement
Upon closing of the ECR sale, the Company entered into a Transition Services Agreement (the "TSA") with Worley pursuant to which the Company, on an interim basis, provided various services to Worley, including executive consultation, corporate, information technology, and project services. The initial term of the TSA began immediately following closing of the ECR sale on April 26, 2019 and expired in April 2020, although the parties mutually agreed to extend certain of the services for additional time periods beyond the initial term. Pursuant to the terms of the TSA, the Company received payments for the interim services which approximate costs incurred to perform the services. The Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $0.2 million and $15.2 million in TSA related income for such services that is reported in miscellaneous income (expense) for the nine months ended July 2, 2021 and June 26, 2020, respectively, before inclusion of certain incremental outside service support costs agreed to be shared equally by the parties.
18.    Restructuring and Other Charges
During fiscal 2021, the Company implemented certain restructuring and integration initiatives relating to the Buffalo Group acquisition and the PA Consulting investment. The activities of these initiatives are expected to be substantially completed before the end of fiscal 2021.
Additionally, the Company recorded an impairment on its investment in AWE during fiscal 2021. See related discussion in Note 11- Joint ventures, VIEs and other investments.
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
The following table summarizes the impacts of the Restructuring and other charges by line of business ("LOB") in connection with the CH2M, KeyW, John Wood Group's nuclear business and Buffalo Group acquisitions and the PA Consulting investment, the ECR sale and the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs and impairment of the AWE Management Ltd. investment for the three and nine months ended July 2, 2021 and the CH2M, KeyW and John Wood Group's nuclear business acquisitions and the ECR sale for the three and nine months ended June 26, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Critical Mission Solutions	$921	$3,173	$4,840	$11,248
People & Places Solutions	592	3,818	7,291	19,507
PA Consulting	1,351	—	14,449	—
Corporate	10,904	12,690	65,929	81,554
Total (1)	$13,768	$19,681	$92,509	$112,309
(1)For the three months ended July 2, 2021 and June 26, 2020, amounts include $8.0 million and $19.7 million, respectively, and for the nine months ended July 2, 2021 and June 26, 2020, amounts include $53.6 million and $109.6 million, respectively, in items impacting operating profit, along with items recorded in other income (expense), net, which includes a $38.9 million charge related to the impairment of our AWE Management Ltd. investment which is reflected in other income (expense) for the nine months ended July 2, 2021 and the loss on settlement of the CH2M portion of the U.S. pension plan of $2.1 million for the nine months ended June 26, 2020. See Note 20- Segment Information.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The activity in the Company’s accrual for the Restructuring and other charges, including the program activities described above, for the nine months ended July 2, 2021 is as follows (in thousands):

Balance at October 2, 2020	$52,854
Net Charges	92,509
Payments and Usage	(131,758)
Balance at July 2, 2021	$13,605
The following table summarizes the Restructuring and other charges by major type of costs for the three and nine months ended July 2, 2021 and June 26, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Lease Abandonments and Impairments	$354	$(11,776)	$2,565	$(7,860)
Voluntary and Involuntary Terminations	1,692	(49)	14,227	18,222
Outside Services	5,463	20,865	31,516	74,223
Other (1)	6,259	10,641	44,201	27,724
Total	$13,768	$19,681	$92,509	$112,309
(1)Includes $38.9 million related to the impairment of our AWE Management Ltd. investment for the nine months ended July 2, 2021.
Cumulative amounts since 2017 incurred to date under our various restructuring and other activities described above by each major type of cost as of July 2, 2021 are as follows (in thousands):

Lease Abandonments and Impairments	$316,081
Voluntary and Involuntary Terminations	143,196
Outside Services	290,300
Other	144,855
Total	$894,432

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
In fiscal 2020 we entered into interest rate swap agreements with a notional value of $801.9 million as of July 2, 2021 to manage the interest rate exposure on our variable rate loans. Additionally, we entered into a cross-currency swap agreement with a notional value of $127.8 million to manage the interest rate and foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. Under the interest rate swap agreements, the Company receives the one month LIBOR rate and pays monthly a fixed rate ranging from .704% to 1.116% and under the cross currency swap agreement, the Company receives the one month LIBOR rate plus 0.875% in USD and pays monthly a Euro fixed rate of .726% to .746% for the term of the swaps. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. The fair value of the interest rate and cross currency swaps at July 2, 2021 and October 2, 2020 was $(9.2) million and $(31.5) million, respectively, of which $(14.7) million is included in

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
other deferred liabilities and $5.5 million is included in miscellaneous other assets on the consolidated balance sheets at July 2, 2021. The entire amount was included in other deferred liabilities at October 2, 2020. The unrealized net gain (loss) on these interest rate and cross currency swaps was $4.2 million and $(14.6) million, net of tax, and was included in accumulated other comprehensive income as of July 2, 2021 and October 2, 2020, respectively.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $498.0 million at July 2, 2021 and $393.7 million at October 2, 2020. The length of these contracts currently ranges from one to 12 months. The fair value of the foreign exchange contracts at July 2, 2021 and October 2, 2020 was $67.5 million and $53.5 million, respectively, which is included in current assets within receivables and contract assets on the consolidated balance sheets and with associated income statement impacts included in miscellaneous income (expense) in the consolidated statements of earnings.

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
At July 2, 2021 and October 2, 2020, the Company had issued and outstanding approximately $268.9 million and $263.0 million, respectively, in LOCs and $2.1 billion and $2.3 billion, respectively, in surety bonds.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that were employees of the contractors that completed the remediation and dredging work. The cases are at various stages of litigation, and several of the cases are currently stayed pending resolution of other cases. Additionally, in May 2019, Roane County and the cities of Kingston and Harriman filed a lawsuit against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. In October 2020, the Court granted Jacobs and TVA’s motion to dismiss the Roane County litigation and closed the case. In addition, in November 2019, a resident of Roane County, Margie Delozier, filed a putative class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash. The Company and TVA filed separate motions to dismiss the Delozier case in April 2020. In February 2021, the Court granted dismissal of the Delozier Complaint with prejudice, with the exception of plaintiffs’ nuisance cause of action, which plaintiffs voluntarily dismissed in July 2021. In February 2020, the Company learned that the district attorney in Roane County recommended that the Tennessee Bureau of Investigation investigate issues pertaining to clean up worker safety at Kingston, with that investigation still pending. There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the above matters. The Company disputes the allegations asserted in all of the above matters and is vigorously defending these matters. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
On October 31, 2019, the Company received a request from the Enforcement Division of the Securities and Exchange Commission (the "SEC") for the production of certain information and documents. The information and documents sought by the SEC primarily relate to the operations of a joint venture in Morocco which was at one time partially-owned by the Company (and subsequently divested), including in respect of possible corrupt practices. The Company is fully cooperating with the SEC and is continuing to produce information and documents in its possession in response to subsequent requests by the SEC. The Company does not expect the resolution of this matter to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
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

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Revenues from External Customers:
Critical Mission Solutions	$1,218,089	$1,211,143	$3,822,949	$3,636,978
People & Places Solutions	2,102,550	2,048,914	6,329,088	6,410,308
PA Consulting	255,797	—	354,107	—
Total	$3,576,436	$3,260,057	$10,506,144	$10,047,286

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Segment Operating Profit:
Critical Mission Solutions	$108,131	$89,608	$332,133	$264,323
People & Places Solutions	205,324	190,453	603,654	557,864
PA Consulting	56,791	—	84,708	—
Total Segment Operating Profit	370,246	280,061	1,020,495	822,187
Other Corporate Expenses (1)	(104,532)	(65,213)	(238,198)	(193,148)
Restructuring, Transaction and Other Charges (2)	(1,968)	(20,472)	(345,725)	(115,539)
Total U.S. GAAP Operating (Loss) Profit	263,746	194,376	436,572	513,500
Total Other (Expense) Income, net (3)	19,648	109,305	88,650	(132,453)
Earnings from Continuing Operations Before Taxes	$283,394	$303,681	$525,222	$381,047

(1)
Other corporate expenses also include intangibles amortization of $49.6 million and $23.1 million for the three months ended July 2, 2021 and June 26, 2020, respectively, and $103.3 million and $67.1 million for the nine months ended July 2, 2021 and June 26, 2020, respectively.

(2)
Included in the three and nine months ended July 2, 2021 are $(2.8) million and $297.4 million, respectively, of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs.

(3)
The three and nine months ended July 2, 2021 include $38.7 million and $102.2 million, respectively, in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, $1.0 million and $49.6 million, respectively, in fair value adjustments related to our investment in C3 stock. The nine months ended July 2, 2021 also includes $(38.9) million related to impairment of our AWE Management Ltd. investment. The three and nine months ended June 26, 2020 include revenues under the Company's TSA with Worley of $1.0 million and $15.2 million, respectively, and $123.1 million and $(119.0) million, respectively, in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale.

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

See also the further description of results of operations for our operating segments in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to July 2, 2021 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the potential continued effects of the COVID-19 pandemic on our business, financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal 2021 or future fiscal years and the anticipated benefits of the strategic investment in PA Consulting. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include the magnitude, timing, duration and ultimate impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, and any resulting economic downturn on our results, prospects and opportunities; the timeline for easing or removing “shelter-in-place”, “stay-at-home”, social distancing, travel restrictions and similar orders, measures or restrictions imposed by governments and health officials in response to the pandemic, or if such orders, measures or restrictions are re-imposed after being lifted or eased, including as a result of increases in cases of COVID-19; the development, effectiveness and distribution of vaccines or treatments for COVID-19; the timing and scope of any government stimulus programs enacted in response to the impacts of the COVID-19 pandemic, including, but not limited to, any proposed infrastructure-related stimulus programs. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that could negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with hiring additional employees or replacing any furloughed employees; increased volatility in the capital markets that may affect our ability to access sources of liquidity on acceptable pricing or borrowing terms or at all; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see those listed and discussed in Item 1A, Risk Factors included in our 2020 Form 10-K and our Quarterly Reports on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission ("SEC").

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

We operate in three lines of business: Critical Mission Solutions, People & Places Solutions and our new investment in PA Consulting. Our business transformation over the last several years includes the $3.2 billion acquisition of CH2M Hill Companies, Ltd. ("CH2M"), the $3.4 billion divestiture of the Company's Energy, Chemicals and Resources business and the $1.7 billion investment in PA Consulting Group Limited (“PA Consulting”). Our acquisitions of KeyW Holding Corporation ("KeyW"), John Wood Group’s nuclear business and Buffalo Group LLC ("Buffalo Group"), further position us in high-value government services and technology-enabled solutions.
Revenue by Type (Q3 FY2021)1
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
People & Places Solutions (P&PS)
Jacobs' People & Places Solutions line of business provides end-to-end solutions for our clients’ most complex challenges - whether climate change, energy transition, connected mobility, integrated water management, smart cities or vaccine manufacturing. In doing so, we incorporate the full spectrum of data science and technology-enabled toolsets within a human-centric solution development and delivery framework that embraces inclusive engagement of partners and stakeholders and generates enduring social equity/value as part of consulting, planning, architecture, design and engineering project outcomes, as well as long-term operation of facilities and infrastructure. Solutions may be delivered as standalone engagements or through comprehensive program management that integrates disparate workstreams to yield additional benefits and efficiencies not attainable through project-by-project implementation. We also provide progressive design-build and construction management at-risk delivery solutions in targeted markets.
Our clients include national, state and local government in the U.S., Canada, Europe, U.K., Middle East, Australia, New Zealand and Asia, as well as multinational private sector clients throughout the world.
PA Consulting
Jacobs recently invested in a 65% stake in PA Consulting. PA provides consulting services based on its purpose: Bringing Ingenuity to Life. Its diverse teams of experts combine innovative thinking and breakthrough use of technologies to progress further, faster. PA’s clients adapt and transform and achieve enduring results. An innovation and transformation consultancy, PA has 3,300 specialists in consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport. PA people are strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists. The team operates globally from offices across the UK, US, Netherlands and Nordics.
Energy, Chemicals and Resources (ECR)
ECR Disposition
On April 26, 2019, Jacobs completed the sale of its ECR business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”).
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

Results of Operations for the three and nine months ended July 2, 2021 and June 26, 2020
(in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Revenues	$3,576,436	$3,260,057	$10,506,144	$10,047,286
Direct cost of contracts	(2,759,501)	(2,631,031)	(8,290,137)	(8,125,554)
Gross profit	816,935	629,026	2,216,007	1,921,732
Selling, general and administrative expenses	(553,189)	(434,650)	(1,779,435)	(1,408,232)
Operating Profit	263,746	194,376	436,572	513,500
Other Income (Expense):
Interest income	1,001	1,249	2,733	3,180
Interest expense	(20,011)	(18,193)	(52,788)	(48,163)
Miscellaneous income (expense), net	38,658	126,249	138,705	(87,470)
Total other income (expense), net	19,648	109,305	88,650	(132,453)
Earnings from Continuing Operations Before Taxes	283,394	303,681	525,222	381,047
Income Tax Expense from Continuing Operations	(109,186)	(67,674)	(175,437)	(75,041)
Net Earnings of the Group from Continuing Operations	174,208	236,007	349,785	306,006
Net Earnings of the Group from Discontinued Operations	384	18,043	11,690	125,511
Net Earnings of the Group	174,592	254,050	361,475	431,517
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(9,182)	(9,121)	(29,366)	(21,662)
Net Loss Attributable to Redeemable Noncontrolling interests	384	—	101,776	—
Net Earnings Attributable to Jacobs from Continuing Operations	165,410	226,886	422,195	284,344
Net Earnings Attributable to Jacobs	$165,794	$244,929	$433,885	$409,855
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.83	$1.74	$2.80	$2.15
Basic Net Earnings from Discontinued Operations Per Share	$—	$0.14	$0.09	$0.95
Basic Earnings Per Share	$0.83	$1.88	$2.89	$3.11

Diluted Net Earnings from Continuing Operations Per Share	$0.82	$1.73	$2.78	$2.13
Diluted Net Earnings from Discontinued Operations Per Share	$—	$0.14	$0.09	$0.94
Diluted Earnings Per Share	$0.83	$1.87	$2.87	$3.08

Overview – Three and Nine Months Ended July 2, 2021
COVID-19 Pandemic. There are many risks and uncertainties regarding the COVID-19 pandemic, including the anticipated duration of the pandemic and the extent of local and worldwide social, political, and economic disruption it may cause. The Company’s operations for the third fiscal quarter of 2021 were adversely impacted by COVID-19. While certain business units of Critical Mission Solutions, People & Places Solutions and PA Consulting have experienced, and may continue to experience, an increase in demand for certain of their services regarding new projects that may arise in response to the COVID-19 pandemic, it is still expected that COVID-19 is likely to continue to have an adverse impact on each of Critical Missions Solutions, People & Places Solutions and PA Consulting continuing through the remainder of fiscal 2021 and into fiscal 2022, although to a lesser degree than what was seen in fiscal 2020.
For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on the Company’s business, financial condition and results of operations, see “Part I - Item 1A - Risk Factors” of our 2020 Form 10-K.
Net earnings attributable to the Company from continuing operations for the third fiscal quarter ended July 2, 2021 were $165.4 million (or $0.82 per diluted share), a decrease of $61.5 million, or 27.1%, from net earnings of $226.9 million (or $1.73 per diluted share) for the corresponding period last year. Overall favorable operating profit improvements during the current quarter compared to the last year benefited from our PA Consulting and Buffalo investing activities in the current year as well as operating profit results in our legacy businesses. However this favorability was offset by comparatively unfavorable results in miscellaneous income (expense), net, for the quarter, with lower appreciation gains associated with our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale of $29.1 million after-tax in comparison to $93.3 million in the third quarter fiscal 2020. During the current year quarter, an additional $30.8 million in additional income tax expense was recognized for a revaluation of the deferred tax asset and liabilities in connection with a statutory tax rate increase in the UK. Also, during third quarter 2021 the Company’s reported earnings per share was impacted by an unfavorable $(0.44) related to an allocation update between preferred and common shares for the PA Consulting investment as required under U.S. GAAP. This per share impact had no impact to the total consideration of the transaction and had no impact on the Company’s results of operations, financial position or cash flows; see Note 15 - PA Consulting Business Combination in the consolidated financial statements.
Net earnings attributable to the Company from discontinued operations for the third fiscal quarter ended July 2, 2021 were $0.4 million (or $0.00 per diluted share), a decrease of $17.7 million, or 97.9%, from earnings of $18.0 million (or $0.14 per diluted share) for the corresponding period last year. Included in the prior year period was the recognition of the deferred gain for the delayed conveyance of the international entities and adjustments for working capital and certain other items in connection with the ECR sale. For further discussion, see Note 17- Sale of Energy, Chemicals and Resources ("ECR") Business.
For the nine months ended July 2, 2021, net earnings attributable to the Company from continuing operations were $422.2 million (or $2.78 per diluted share), an increase of $137.9 million, or 48.5%, from $284.3 million (or $2.13 per diluted share) for the corresponding period last year. While favorable underlying operating profit improvements for the nine month period in 2021 benefited from our PA Consulting and Buffalo investing activities as well as from underlying operating profit improvement in our legacy businesses, this was offset by the impact of a one-time post-completion compensation expense charge associated with the PA Consulting transaction of $261 million as reported in selling, general and administrative expenses in the current year. Additionally, included in the Company’s reported results in miscellaneous income (expense), net from continuing operations for the nine months ended July 2, 2021 were $77.6 million in after-tax unrealized appreciation gains recorded in miscellaneous income (expense), net, associated with our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, as well as after-tax realized gains associated with the sale of our investment in C3 of $37.4 million as further discussed Note 11 - Joint Ventures, VIEs and Other Investments. In comparison, miscellaneous income (expense), net for the corresponding 2020 period included $90.4 million in after-tax fair value losses associated with our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale. Further, a $31.5 million after-tax other-than-temporary impairment was recorded for our AWE investment. Also, as mentioned above, the current year to date period also includes additional income tax expense attributable to the tax rate increase in the UK of $30.8 million, as well as the $(0.44) per share impact of the value allocation update between preferred and common shares for the PA Consulting investment.

For the nine months ended July 2, 2021, net earnings attributable to the Company from discontinued operations were $11.7 million (or $0.09 per diluted share), a decrease of $113.8 million, or 90.7%, from $125.5 million (or $0.94 per diluted share) for the corresponding period last year. Included in net earnings attributable to Jacobs from discontinued operations for the current year to date period was the pre-tax gain amount of approximately $16 million associated with the final working capital settlement with Worley in connection with the ECR sale. Also, the comparative 2020 year to date period included the settlement of the Nui Phao ("NPMC") legal matter that was reimbursed by insurance, the recognition of the deferred gain for the delayed conveyance of the international entities and for the delivery of the ECR IT assets and adjustments for working capital and certain other items in connection with the ECR sale. For further discussion, see Note 17 - Sale of Energy, Chemicals and Resources ("ECR") Business.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting. For further discussion, see Note 15 - PA Consulting Business Combination.
On November 24, 2020, Jacobs completed the acquisition of Buffalo Group. For further discussion, see Note 16- Other Business Combinations.
Consolidated Results of Operations
Revenues for the third fiscal quarter of 2021 were $3.58 billion, an increase of $316.4 million, or 9.7% from $3.26 billion for the corresponding period last year. For the nine months ended July 2, 2021, revenues were $10.51 billion, an increase of $458.9 million, or 4.6%, from $10.05 billion for the corresponding period last year. The increase in revenues for the year over year periods was partly due to fiscal 2021 incremental revenues from the PA Consulting investment and the Buffalo Group and John Wood Group Nuclear business acquisitions. In addition, revenue growth benefited from favorable foreign currency translation of $100.2 million and $213.1 million for the three and nine month periods ended July 2, 2021, respectively, in our international businesses, which was partially offset by market conditions and certain contract wind downs in our U.S. businesses as compared to unfavorable impacts of $27.4 million and $63.1 million for the corresponding periods last year. Pass-through costs included in revenues for the three and nine months ended July 2, 2021 amounted to $612.0 million and $1.84 billion, respectively, an increase of $33.3 million and decrease of $(84.5) million, or 5.8% and (4.4)%, from $578.7 million and $1.92 billion from the corresponding periods last year.
Gross profit for the third quarter of 2021 was $816.9 million, an increase of $187.9 million, or 29.9%, from $629.0 million from the corresponding period last year. Our gross profit margins were 22.8% and 19.3% for the three months ended July 2, 2021 and June 26, 2020, respectively, with these trend differences being mainly attributable to favorable margin trends from our recent PA Consulting investment, the Buffalo Group and the John Wood Group nuclear business acquisitions along with favorable foreign currency translation impact in our international businesses, offset in part by higher overhead rate impacts on revenue. Gross profit for the nine months ended July 2, 2021 was $2.22 billion, an increase of $294.3 million, or 15.3%, from $1.92 billion from the corresponding period to date last year. Our gross profit margins were 21.1% and 19.1% for the nine months ended July 2, 2021 and June 26, 2020, respectively, with these trend differences being mainly attributable to the recent business acquisitions mentioned above along with favorable foreign currency translation impact in our international businesses and offset in part by higher overhead rate impacts mentioned above.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three and nine months ended July 2, 2021 were $553.2 million and $1.78 billion, respectively, an increase of $118.5 million and $371.2 million, or 27.3% and 26.4%, from $434.7 million and $1.41 billion for the corresponding periods last year. The current year's three and nine months ended results were impacted by incremental SG&A expenses from the recent business acquisitions mentioned above and higher personnel-related costs, partly offset by lower other operational overhead costs. Additionally, higher Restructuring and other charges for the nine-month period of 2021 were mainly attributable to post-completion compensation expense of $261 million in connection with the investment in PA Consulting. Incremental SG&A expenses from the above-mentioned business acquisitions have been offset in part by continued reductions in personnel-related and other overhead costs resulting from our ongoing cost reduction programs. Unfavorable impacts on SG&A expenses from foreign exchange were $19.3 million and $66.7 million, respectively, for the three and nine months ended July 2, 2021 as compared to favorable impacts of $5.7 million and $12.4 million for the corresponding periods last year.
Net interest expense for the three and nine months ended July 2, 2021 was $19.0 million and $50.1 million, respectively, an increase of $2.1 million and $5.1 million from $16.9 million and $45.0 million for the corresponding periods last year. The increase in net interest expense for the three and nine month periods year over year is due to higher levels of average debt outstanding relating in part to the funding of the PA Consulting investment, partially offset by lower interest rates.
Miscellaneous income (expense), net for the three and nine months ended July 2, 2021 was $38.7 million and $138.7 million, respectively, in comparison to $126.2 million and $(87.5) million, respectively, for the corresponding periods last year. The $87.6 million decrease from the prior year three-month period was due primarily to comparatively lower pre-tax unrealized appreciation gains on the Worley stock (net of dividends) and certain foreign currency revaluations relating to the ECR sale. For the nine-month period comparison, the $226.2 million improvement was associated mainly with higher comparative results from current year performance of the Worley investment related activities mentioned above versus the prior year and was also attributable to pre-tax realized gains of $49.6 million related to holdings of our C3 shares sold during the period, as further discussed in Note 11 - Joint Ventures, VIEs and Other Investments. These favorable impacts for the nine month period of 2021 were partially offset by an other-than-temporary impairment on its investment in AWE in the amount of $38.9 million.
The Company’s effective tax rates from continuing operations for the three months ended July 2, 2021 and June 26, 2020 were 38.5% and 22.3%, respectively. The Company’s effective tax rate from continuing operations for the three months ended July 2, 2021 was higher than the corresponding rate in the prior period primarily due to a tax expense of $30.8 million attributable to a revaluation of the deferred tax asset and liabilities for a tax rate increase in the UK during the current quarter, with offsetting benefits of $2.2 million for the release of uncertain tax positions due to the statute of limitations expiring and $0.9 million of Internal Revenue Code section 179D energy credit. Comparatively, for the three months ended June 26, 2020, the Company had a $12.6 million benefit for the release of a valuation allowance in the UK.
The Company's effective tax rates from continuing operations for the nine months ended July 2, 2021 and June 26, 2020 were 33.4% and 19.7%, respectively. The Company’s effective tax rate from continuing operations for the nine months ended July 2, 2021 was higher than the corresponding rate in the prior period primarily due to the revaluations of deferred tax assets and liabilities for the tax rate increase in the UK mentioned above and $15.0 million attributable to US foreign inclusions in the current year. Also contributing to the higher year to date rate is the absence of a prior year favorable benefit of $5.8 million from amended returns for foreign tax credits and research and development credits, a $4.1 million benefit related to an India withholding tax rate change and $7.0 million benefit from an Internal Revenue Code section 179D energy credit for the period ending June 26, 2020. The current year increase was further offset by a $4.2 million excess tax benefit attributable to stock compensation and a $12.1 million benefit related to a change in the Company’s assertion about indefinite reinvestment of certain foreign unremitted earnings in Canada and India.
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

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Revenues from External Customers:
Critical Mission Solutions	$1,218,089	$1,211,143	$3,822,949	$3,636,978
People & Places Solutions	2,102,550	2,048,914	6,329,088	6,410,308
PA Consulting	255,797	—	354,107	—
Total	$3,576,436	$3,260,057	$10,506,144	$10,047,286

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Segment Operating Profit:
Critical Mission Solutions	$108,131	$89,608	$332,133	$264,323
People & Places Solutions	205,324	190,453	603,654	557,864
PA Consulting	56,791	—	84,708	—
Total Segment Operating Profit	370,246	280,061	1,020,495	822,187
Other Corporate Expenses (1)	(104,532)	(65,213)	(238,198)	(193,148)
Restructuring, Transaction and Other Charges (2)	(1,968)	(20,472)	(345,725)	(115,539)
Total U.S. GAAP Operating Profit	263,746	194,376	436,572	513,500
Total Other Income (Expense), net (3)	19,648	109,305	88,650	(132,453)
Earnings Before Taxes from Continuing Operations	$283,394	$303,681	$525,222	$381,047

(1)	Other corporate expenses also include intangibles amortization of $49.6 million and $23.1 million for the three months ended July 2, 2021 and June 26, 2020, respectively, and $103.3 million and $67.1 million for the nine months ended July 2, 2021 and June 26, 2020, respectively.
(2)	Included in the three and nine months ended July 2, 2021 are $(2.8) million and $297.4 million, respectively, of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs.
(3)	The three and nine months ended July 2, 2021 include $38.7 million and $102.2 million, respectively, in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, $1.0 million and $49.6 million, respectively, in fair value adjustments related to our investment in C3 stock. The nine months ended July 2, 2021 also includes $(38.9) million related to impairment of our AWE Management Ltd. investment. The three and nine months ended June 26, 2020 include revenues under the Company's TSA with Worley of $1.0 million and $15.2 million, respectively, and $123.1 million and $(119.0) million, respectively, in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale.

Critical Mission Solutions

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Revenue	$1,218,089	$1,211,143	$3,822,949	$3,636,978
Operating Profit	$108,131	$89,608	$332,133	$264,323

Critical Mission Solutions (CMS) segment revenues for the three and nine months ended July 2, 2021 were $1.22 billion and $3.82 billion, respectively, an increase of $6.9 million and $186.0 million, or 0.6% and 5.1%, from $1.21 billion and $3.64 billion for the corresponding periods last year. The increase in revenue was attributable mainly to incremental revenue from the Buffalo Group acquisition for the three and nine-month periods and also the John Wood Group nuclear business acquisition for the nine month period. There was also comparable revenue growth from most elements of our legacy portfolio, driven by increased spending by customers in the U.S. government business sector and our legacy international clients, mitigated by several large contracts winding down in the U.S. Impacts on revenues from favorable foreign currency translation were approximately $26.6 million and $54.2 million for the three and nine month periods ended July 2, 2021, respectively, compared to $7.0 million and $13.4 million in unfavorable impacts, respectively, in the corresponding prior year periods.
Operating profit for the segment was $108.1 million and $332.1 million, respectively, for the three and nine months ended July 2, 2021, an increase of $18.5 million and $67.8 million, or 20.7% and 25.7%, from $89.6 million and $264.3 million for the corresponding periods last year. The increase from the prior year was attributable to incremental operating profit from the Buffalo Group acquisition for the three and nine-month periods and also the John Wood Group nuclear business acquisition for the nine month period and the continued growth in profits from our U.S. governmental business sector and our legacy international business. Impacts on operating profit from favorable foreign currency translation were approximately $4.3 million and $8.8 million for the three and nine months ended July 2, 2021, respectively, compared to immaterial impacts in the corresponding prior year periods.
People & Places Solutions

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Revenue	$2,102,550	$2,048,914	$6,329,088	$6,410,308
Operating Profit	$205,324	$190,453	$603,654	$557,864

Revenues for the People & Places Solutions (P&PS) segment for the three and nine months ended July 2, 2021 were $2.10 billion and $6.33 billion, respectively, an increase of $53.6 million and a decrease of $(81.2) million, or 2.6% and (1.3)%, from $2.05 billion and $6.41 billion for the corresponding periods last year. The revenue growth for the three months ended July 2, 2021 was primarily driven by $73.6 million in favorable foreign currency translation in our international businesses which was partially offset by softer market conditions in the U.S. businesses. For the nine months ended July 2, 2021, volume decreases in our U.S. markets and our advanced facilities business were partially offset by $158.9 million in favorable foreign currency translation in our international businesses. Comparatively, unfavorable impacts on revenues from foreign currency translation were approximately $20.3 million and $49.6 million, respectively, for the three and nine month periods ended June 26, 2020.

Operating profit for the segment for the three and nine months ended July 2, 2021 were $205.3 million and $603.7 million, respectively, an increase of $14.9 million and $45.8 million, or 7.8% and 8.2%, from $190.5 million and $557.9 million for the corresponding periods last year. The year-over-year increase in operating profit for the three months ended July 2, 2021 was driven by higher revenues which more than offset an increase in labor-related expenses as the Company moderated COVID-19 mitigation efforts from the prior year. For the nine months ended July 2, 2021, operating profit increased relative to the prior year period due to lower spend on travel, real estate and discretionary expenditures. Impacts on operating profit from favorable foreign currency translation were approximately $13.9 million and $27.7 million for the three and nine month periods ended July 2, 2021, compared to $4.5 million and $8.9 million in unfavorable impacts, respectively, in the corresponding prior year periods.

PA Consulting

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Revenue	$255,797	$—	$354,107	$—
Operating Profit	$56,791	$—	$84,708	$—

Revenues for the PA Consulting segment for the three and nine months ended July 2, 2021 were $255.8 million and $354.1 million. Operating profit for the segment for the three and nine months ended July 2, 2021 was $56.8 million and $84.7 million. There were no comparable periods in the prior year, given the transaction closed on March 2, 2021.
Other Corporate Expenses
Other corporate expenses for the three and nine months ended July 2, 2021 were $104.5 million and $238.2 million an increase of $39.3 million and $45.1 million from $65.2 million and $193.1 million for the corresponding periods last year. This increase was due primarily to higher intangible amortization expense from the PA Consulting investment and the Buffalo Group and John Wood Group nuclear business acquisitions, as well as impacts from Company benefit program enhancements. These increases were partly offset by employee related and other cost reductions across the Company's corporate functions.
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
The following table summarizes our backlog at July 2, 2021 and June 26, 2020 (in millions):

	July 2, 2021	June 26, 2020
Critical Mission Solutions	$9,565	$9,066
People & Places Solutions	15,557	14,608
PA Consulting	314	—
Total	$25,436	$23,674
The increase in backlog in Critical Mission Solutions (CMS) from June 26, 2020 was primarily the result of the acquisition of the Buffalo Group and conversion of the other robust CMS pipeline.
The increase in backlog in People & Places Solutions (P&PS) from June 26, 2020 was primarily the result of new awards in the U.S. markets.
Backlog in PA Consulting as of July 2, 2021 was $314.0 million. The PA Consulting transaction closed on March 2, 2021.
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
Liquidity and Capital Resources
At July 2, 2021, our principal sources of liquidity consisted of $966.1 million in cash and cash equivalents and $1.73 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
The amount of cash and cash equivalents at July 2, 2021 represented an increase of $103.7 million from $862.4 million at October 2, 2020, the reasons for which are described below.
Our cash flow provided by operations of $523.6 million during the nine months ended July 2, 2021 was favorable by $149.1 million in comparison to the cash flow provided by operations of $374.5 million for the corresponding prior year period. This year-over-year increase was due mainly to improved working capital performance overall, with favorability in accounts receivable collections trends partly offset by the $261 million in PA Consulting post combination incentive payments made during the quarter.
Our cash used for investing activities for the nine months ended was $1.72 billion, compared to cash used for investing activities of $392.7 million in the corresponding prior year period, with this change due primarily to the acquired investments in the Buffalo Group and PA Consulting during the current year as well as proceeds received from the Company’s disposal of its investment in C3 and the final ECR sale working capital settlement. Investing activities in the nine month period of 2020 were largely associated with the acquisition of the John Wood Group's Nuclear Business for $286.5 million.
Our cash provided by financing activities of $1.28 billion for the nine months ended July 2, 2021 resulted mainly from net proceeds from borrowings of $1.42 billion mainly in connection with the PA Consulting investment, partly offset by cash used for share repurchases of $24.9 million and $119.9 million in dividends to shareholders and noncontrolling interests. Cash provided by financing activities in the corresponding prior year period was $372.5 million, due primarily to net proceeds from borrowings of $756.5 million, offset by cash used for share repurchases of $285.8 million and $97.5 million in dividends to shareholders and noncontrolling interests.

At July 2, 2021, the Company had approximately $151.3 million in cash and cash equivalents held in the U.S. and $814.8 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Japan and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements included in our 2020 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $268.9 million in letters of credit outstanding at July 2, 2021. Of this amount, $1.7 million was issued under the Revolving Credit Facility and $267.2 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, a new term loan and draws on the Company's existing revolver. Further, in connection with the transaction, an estimated additional $267 million had not yet been distributed at April 2, 2021 due to continuing employment requirements. Consequently, this amount represented compensation expense incurred related to the acquisition that was expensed in the second quarter, and was reflected in selling, general and administrative expense on the consolidated income statement for the six month period ended April 2, 2021. During the third quarter of fiscal 2021, an amount of $5.6 million of the above estimated charges was forfeited by employees that left the Company before payment, and as such, was recognized in earnings in the three month period ended July 2, 2021. The updated amount of $261 million is reflected in earnings and cash from operations for the nine month period ended July 2, 2021. The remaining 35% interest is held by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment under U.S. GAAP accounting rules. See Note 12- Borrowings for more discussion on the financing for the transaction.
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
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million, which is expected to be settled in fiscal 2022. During the third fiscal quarter, the Company recorded an adjustment to the contingent consideration of $3.8 million to selling, general and administrative expense, resulting in contingent consideration of $3.9 million at July 2, 2021. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
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
We were in compliance with all of our debt covenants at July 2, 2021.
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
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of July 2, 2021, we had an aggregate of     $2.63 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Revolving Credit Facility and the Term Loan Facilities bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins. Additionally, if our Consolidated Leverage Ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. However, as discussed in Note 19- Commitments and Contingencies and Derivative Financial Instruments, we have entered into swap agreements with an aggregate notional value of $929.7 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.70 billion in principal amount subject to variable interest rate risk.
For the nine months ended July 2, 2021, our weighted average borrowings that are subject to floating rate exposure were approximately $1.28 billion. If floating interest rates had increased by 1.00%, our interest expense for the nine months ended July 2, 2021 would have increased by approximately $9.6 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $498.0 million in notional value of exchange rate sensitive instruments at July 2, 2021. See Note 19- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of July 2, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of PA Consulting that are subsumed by internal control over financial reporting. PA Consulting accounted for approximately 19% of total assets as of the Evaluation Date and approximately 3% of total revenues of the Company for the nine months ended on the Evaluation Date.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended July 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no sales of unregistered equity securities during the third fiscal quarter of 2021.
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
There were no share repurchases under the 2019 and 2020 Repurchase Authorizations during the third quarter of fiscal 2021.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
President
and Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2021