Form 10-K
period 2021-10-01
JACOBS ENGINEERING GROUP INC /DE/
filed 2021-11-23
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☒
Indicate by check-mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
There were 128,948,685 shares of common stock outstanding as of November 12, 2021. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $16.9 billion as of April 2, 2021, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be issued in connection with its 2022 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

JACOBS ENGINEERING GROUP INC.
Fiscal 2021 Annual Report on Form 10-K

PART I
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as "expects," "anticipates," "believes," "seeks," "estimates," "plans," "intends," “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the potential continued effects of the COVID-19 pandemic on our business, financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal 2022 or future fiscal years and the anticipated benefits of the strategic investment in PA Consulting. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements.. Such factors include the magnitude, timing, duration and ultimate impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19 and any resulting economic downturn on our results, prospects and opportunities;, measures or restrictions imposed by governments and health officials in response to the pandemic, including the requirement for vaccination of our workforce, or if such orders, measures or restrictions are re-imposed after being lifted or eased, including as a result of increases in cases of COVID-19; the effectiveness and distribution of vaccines or treatments for COVID-19, the timing and scope of any government stimulus programs enacted in response to the impacts of the COVID-19 pandemic, including, but not limited to, any additional infrastructure-related stimulus programs, and the timing of the award of projects and funding under the Infrastructure Investment and Jobs Act signed into law by President Biden on November 15, 2021. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that have, and could continue to, negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with hiring of additional employees; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see Item 1A— Risk Factors below. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described herein and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").
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
Our deep global domain knowledge – applied together with the latest advances in technology – are why customers large and small choose to partner with Jacobs. We operate in two lines of business areas: Critical Mission Solutions and People & Places Solutions, as well as a third business segment as a result of our majority investment in PA Consulting Group Limited ("PA Consulting").

Our three-year accelerated profitable growth strategy launched at our Investor Day in February 2019 focused on innovation and continued transformation to build upon our position as the leading solutions provider for our clients. Setting the wheels in motion for our current path, this transformation most recently included acquiring a 65% stake in PA Consulting. Recent acquisitions of John Wood Group’s nuclear business and The Buffalo Group ("Buffalo Group") further position us as a leader in high-value government services and technology-enabled solutions.
We are now focused on broadening our leadership in sustainable, high growth sectors. As part of our strategy, our new brand promise: Challenging today. Reinventing tomorrow. signals our transition to a global technology-forward solutions company. We began trading as “J” on the New York Stock Exchange in December 2019, and in March 2021 our Global Industry Classifications Standard (GICS®) code changed to Research & Consulting Services. Our Focus 2023 Transformation Office is charged with driving further innovation, delivering value-creating solutions for our clients and leveraging an integrated digital and technology strategy to improve our efficiency and effectiveness, ultimately freeing up valuable time and resources for reinvestment in our people.
Jacobs is poised to launch a new three-year strategy that builds on our success over the past three years and takes advantage of a new lens crafted from the incredible pace of change in the world and in our markets. Our new strategy will be driven by our values and reflective of our vision of becoming a company like no other.
Revenue by Type (Fiscal Year 2021)
Technology and Consulting includes engineering and design, cybersecurity, data analytics, systems and software application integration services and consulting, enterprise and mission IT services, nuclear services, enterprise level operations and maintenance and other highly technical consulting solutions within Critical Mission Solutions (CMS) and data analytics, artificial intelligence and automation, software development as well as digitally-driven engineering and design, consulting, planning and architecture, program management and other highly technical consulting solutions within People & Places Solutions (P&PS). PA Consulting (PA), in which Jacobs has invested a 65% stake, offers end-to-end innovation, accelerating new growth ideas from concept, through design, development, and to commercial success and revitalizing organizations, building the leadership, culture, systems and processes to make innovation a reality.
Project Delivery Services includes management and execution of wind-tunnel design-build projects in CMS and progressive design-build for water and construction management for our Advanced Facilities business in P&PS. We believe these services are lower risk.
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
•We do things right. We always act with integrity – taking responsibility for our work, caring for our people and staying focused on safety and sustainability. We make investments in our clients, people and communities, so we can grow together.
•We challenge the accepted. We know that to create a better future, we must ask the difficult questions. We always stay curious and are not afraid to try new things.
•We aim higher. We do not settle – always looking beyond to raise the bar and deliver with excellence. We are committed to our clients by bringing innovative solutions that lead to profitable growth and shared success.
•We live inclusion. We put people at the heart of our business. We have an unparalleled focus on inclusion, with a diverse team of visionaries, thinkers and doers. We embrace all perspectives, collaborating to make a positive impact.
These values underpin our three-pillar strategy to become the employer of choice, deliver connected and sustainable solutions, and leverage technology-enabled execution.

We do things right
From the way we operate our business, to the work we perform with clients and other organizations, we look at ways we can make a positive environmental, societal and economic difference for our people, businesses, governments and communities around the world.

PlanBeyondSM 2.0 is our enhanced sustainable business strategy that propels the integration of sustainability throughout our operations and client solutions in alignment with the United Nations Sustainable Development Goals (UN SDGs).
Leadership on climate response and social value
Detailed in our Carbon Neutrality Commitment, we became carbon neutral for our operations and business travel in 2020, and we are now focused on fulfilling our science-based carbon-reduction targets for our direct and indirect emissions.
Our ESG Disclosures Report shares our Environmental, Social and Governance (ESG) performance, reported in alignment with the Sustainability Accounting Standards Board (SASB) framework.
Our partnership with Simetrica (a U.K.-based organization that specializes in social value measurement and well-being analysis) enables us to help clients understand how they can transform local, city and regional decision-making – identifying innovative, inclusive and ethical investments that will drive social change, spread prosperity and meet the growing challenges facing communities.
Jacobs. A world where you can
We put people at the heart of our business: we are a merit-based organization that is inclusive and diverse; we aim to continually recruit and develop the best talent.
We are building an inclusive and diverse culture to provide a solid foundation for selecting, developing and retaining the best and brightest minds at Jacobs. Our eight Jacobs Employee Networks (JENs) play a critical role in attracting new talent into our business, helping to shape our recruiting strategies, our science, technology, engineering, arts and math (STEAM) programs, and our accessibility practices.
Conducting our business with integrity
Jacobs' ethics and Code of Conduct are rooted in our values and provide the standards and support to help us successfully navigate issues, make the right decisions and conduct our business with the integrity that reflects our heritage and ethical reputation. We hold our suppliers and business partners to the same standards.
Our culture of caring
As global challenges to our security, well-being and ability to operate evolve, our BeyondZero® strategy continues to drive a safer, more secure, healthier, and more resilient future for our Jacobs family. We stay focused on managing HSE and security risks effectively and leveraging our Culture of Caring℠ to deliver the best outcomes for our people, the environment, our clients, our communities and our shareholders. And through our mental health matters program, we empower our workforce, so they know they work in an environment where their mental health and well-being is the top priority and where everyone can "bring their best whole self to work."
Supporting our communities
We focus on putting our values into practice. Around the world, our people craft solutions that affect the way people live; helping to improve social, environmental and economic resiliency. As part of our PlanBeyond 2.0 sustainability strategy, the Collectively℠ program (our Global Giving and Volunteering program) governs and centralizes our giving strategy and budget and provides a user-friendly way for employees to donate and volunteer.

We challenge the accepted
To us, everything we do – whether tackling water scarcity, aging infrastructure, access to life-saving therapies or sophisticated cyberattacks – is more than a job. We work every day to make the world better for all.
For us, innovation means creating and delivering value and Beyond IfSM is our award-winning global innovation program instilling and sustaining our innovation culture. It represents our creativity and agility to challenge the accepted, with the domain expertise to push beyond our boundaries and deliver for today and into tomorrow. We act to turn ideas into reality and create outcomes that deliver value for our clients and society at large.
We aim higher
We take on some of the world’s biggest challenges, bringing a different way of thinking to everything we do, challenging the status quo and questioning what others might accept. We craft solutions that affect the way people live. From first-of-its-kind environmental cleanup efforts, helping communities adapt and thrive to retrofitting vaccine facilities to protect public health, we solve for better, never losing sight of our responsibility to each other.
The table below highlights key focus areas where we combine our deep domain knowledge with the latest advances in technology to deliver solutions to solve our customer's most complex challenges.
BeyondExcellence℠ is our global program focused on quality, performance excellence, continual improvement and recognizing those who set the new standard through our awards program. Our BeyondExcellence Awards celebrate those who raise the bar and deliver the extraordinary with excellence.
We live inclusion
At Jacobs, we understand that inclusion means going beyond statements, commitments and initiatives to take tangible action that drives meaningful, measurable change both in our company and in the communities that we serve. It means creating a workplace where our differences are not just accepted but are celebrated and harnessed to bring the innovative, extraordinary solutions to life that our clients demand from us. It means creating a culture of belonging where everyone can thrive — a culture that we call TogetherBeyond℠.
Our eight Jacobs Employee Networks (JENs) promote inclusion and equality, not only within Jacobs but with our clients, potential recruits and within the communities that we serve. The JENs are employee-led and organized, partnering with leadership to shape an inclusive organization and ensure everyone feels that they belong.

ACE Strength in our differences.
	Careers Network Explore. Navigate. Inspire.
	Enlace Linking our Latino community.
	Harambee Black. Engaged. Empowered.
	OneWorld One planet, many cultures.
	Prism Bring your whole self to work.
	VetNet Supporting our armed forces communities.
	Women's Network Working together for gender inclusion.

Our global Action Plan for Advancing Justice and Equality sets out actionable initiatives and measurable objectives to address racial inequalities both within Jacobs and in communities across the world. The plan is about achieving true equality for all our employees current and future, with a focus on empowering our Black employees to advance and achieve at Jacobs. It's about doing our part as a global leader to educate and change the culture in our communities — reaching future talent early to highlight and celebrate their potential.
We maintain agile and disciplined capital deployment
M&A and Divestitures
Consistent with our profitable growth strategy, Jacobs pursues acquisitions, divestitures, strategic investments and other transactions to maximize long-term value by continuing to reshape its portfolio to higher value solutions and accelerating its profitable growth strategy. The company has made the following recent acquisitions, strategic investments and divestitures:

•On November 19, 2021, Jacobs consummated its previously announced acquisition of BlackLynx ("BlackLynx"). Pursuant to and subject to the terms and conditions of Agreement and Plan of Merger (the “Merger Agreement”), Jacobs acquired all of BlackLynx's outstanding shares of common stock, in a transaction valued at up to $257.5 million, on a cash-free, debt-free basis, including base consideration of $250 million, and a potential earn-out payment of up to $7.5 million. The amount of any earnout payment will depend on BlackLynx achieving certain revenue and gross margin thresholds in calendar year 2022. The purchase price was paid in cash and is subject to customary post-closing adjustments.
•On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, a new term loan and draws on the Company's existing revolver. The remaining 35% interest is held by PA Consulting employees.
•On November 24, 2020, Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions.
•On March 6, 2020, Jacobs acquired the nuclear consulting, remediation and program management business of John Wood Group ("John Wood Group" or "Wood Group"), a U.K.-based energy services company.
•On June 12, 2019, Jacobs acquired The KeyW Holding Corporation (“KeyW”), a U.S.-based national security technology solutions provider to the intelligence, cyber, and counterterrorism communities.
•On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). ECR provided engineering and construction services mainly for energy, chemicals and resources sectors. With the sale of ECR, the Company has exited direct hire construction and fixed price lump sum energy-related construction.
•On December 15, 2017, Jacobs acquired CH2M, a provider of consulting and other services in the water, environmental, transportation and nuclear remediation sectors.
Share Repurchases
During fiscal 2021, the Company repurchased $274.9 million in shares.
Shareholder Dividends
During fiscal 2021, the Company paid dividends of $.19 per share in the first quarter and $.21 per share in the second, third and fourth quarters.
Impact of COVID-19 on Our Business
In fiscal 2021, demand for certain of our services, including those supporting health care relief efforts relating to COVID-19, increased as a result of COVID-19. Notwithstanding our continuing critical operations, COVID-19 negatively impacted parts of our business, and may have further adverse impacts on our continued operations, including those listed and discussed in Item 1A, Risk Factors included in this Annual Report on Form 10-K. Looking ahead, we have developed contingency plans to reduce costs further if the situation further deteriorates or lasts longer than current expectations. We continue to actively monitor the situation and may take further actions that alter our business operations as may be necessary or appropriate for the health and safety of employees, contractors, customers, suppliers or others or as required by international, federal, state or local authorities.
Based on current estimates, we expect the impact of COVID-19 to continue through fiscal 2022, although to a lesser degree than what was seen in fiscal 2021 and 2020. Although this business disruption is expected to be temporary, significant uncertainty exists concerning the magnitude, duration and impacts of the COVID-19 pandemic, including with regard to the effects on our customers, customer demand for our services and supply chain. Accordingly, actual results for future fiscal periods could differ materially versus current expectations and current results and financial condition discussed herein may not be indicative of future operating results and trends.
Looking forward to the future of work, we are embracing and rethinking how we will work differently - honing our capabilities to better help our clients adjust, innovate and implement. Our reimagined solutions drive resilient outcomes now through the pandemic to what comes next as the world changes and we face other unprecedented challenges.

For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on our business, financial condition and results of operations, see Item 1A - Risk Factors.

Lines of Business
The services we provide fall into the following two lines of business (LOB): Critical Mission Solutions (CMS), People & Places Solutions (P&PS) and a majority investment in PA Consulting (PA), which are also the Company’s reportable segments. For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 20 - Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Critical Mission Solutions (CMS)
Our Critical Mission Solutions line of business provides a full spectrum of cyber, data analytics, systems and software application integration services and consulting, enterprise level operations and maintenance and mission IT, engineering and design, enterprise operations and maintenance, program management, and other highly technical consulting solutions to government agencies as well as commercial customers and international markets. Our representative clients include the U.S. Department of Defense (DoD), the Combatant Commands, the U.S. Intelligence Community, NASA, the U.S. Department of Energy (DoE), U.K. Ministry of Defence, the U.K. Nuclear Decommissioning Authority (NDA), and the Australian Department of Defence, as well as private sector customers mainly in the aerospace, automotive, energy and telecom sectors.

Serving mission-critical end markets
Critical Mission Solutions serves broad sectors, including U.S. government services, cyber, nuclear, commercial and international sectors.

Fiscal Year 2021
The U.S. Government is the world’s largest buyer of technical services, and in fiscal 2021, approximately 74% of CMS’s revenue was earned from serving the DoD, Intelligence Community and Federal Civilian governmental entities.
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
Within the nuclear sector, our customers have decades-long initiatives to manage, upgrade, decommission and remediate existing energy infrastructure and nuclear defense facilities.
Our international customers, which accounted for 18% of fiscal 2021 revenue, have also increased demand for our IT and cybersecurity solutions and nuclear projects, and the U.K. Ministry of Defence continues to focus on accelerating its strategic innovative and technology focused initiatives.
Leveraging our base market of offering valued technical services to U.S. government customers, CMS also serves commercial markets. In fiscal 2021, approximately 8% of CMS’s revenue was from various U.S. commercial sectors, including the telecommunications sector, which anticipates a large cellular infrastructure build-out from 4G to 5G technology. And like our government facility-based clients, our commercial manufacturing clients are seeking ways to reduce maintenance costs and optimize their facilities with network connected facilities and equipment to optimize operational systems, which we refer to as Intelligent Asset Management.

People & Places Solutions (P&PS)
Jacobs' People & Places Solutions line of business provides end-to-end solutions for our clients’ most complex challenges – whether climate change, energy transition, connected mobility, integrated water management, smart cities or vaccine manufacturing. In doing so, we incorporate the full spectrum of data science and technology-enabled toolsets within a people-centric solution development and delivery framework. We embrace inclusive engagement of partners and stakeholders and generate enduring social equity/value through consulting, planning, architecture, design and engineering project outcomes, as well as long-term operation of facilities and infrastructure. Solutions may be delivered as standalone engagements or through comprehensive program management that integrates disparate workstreams to yield additional benefits not attainable through project-by-project implementation. We also provide progressive design-build and construction management at-risk delivery solutions in targeted markets.
Our clients include national, state and local government in the U.S., Europe, U.K., Middle East, Australia, New Zealand and Asia, as well as multinational private sector clients throughout the world.
Fiscal Year 2021
Serving broad industry sectors that support people and places
Aging infrastructure; climate action; urbanization; water, food and energy security; global supply chains; pandemic preparedness and response; environmental, social, and corporate governance (ESG); and digital transformation are driving new challenges and opportunities for our clients. These drivers are highlighting the need for holistic, integrated technology solutions that draw on the domain knowledge in the multidisciplinary consulting and delivery expertise of our global workforce. For example, an airport is no longer simply aviation infrastructure but is now a smart city with extensive operational, cybersecurity and autonomous mobility requirements, as well as the contactless travel requirements necessary to best manage COVID-19. Master planning for a city now requires advanced analytics to plan for climate adaption and next-generation mobility as well as revenue generating fiber infrastructure. The future of nearly all water infrastructure will be highly technology-enabled, leveraging solutions with digital twins, predictive analytics and smart metering technology to ensure we're giving communities, industries and regions the secure water resource they need to flourish and expand.

This increase in technology requirements is a key factor in our organic growth strategy as well as our recent acquisitions, strategic investments and divestitures. Our business model is evolving to provide a broader spectrum of digital- and technology-enabled solutions to address our infrastructure clients' challenges with less exposure to craft construction services. Our focus on the five core sectors of Transportation, Water, Built Environment, Environmental and Advanced Facilities provides us with the ability to leverage our expansive domain expertise across all global markets, enabling truly end-to-end connected solutions for our clients' most complex major projects and programs, including Expo 2020 Dubai, the Thames Estuary Asset Management (TEAM 2100) and the LaGuardia Airport Redevelopment.
A strong foundation of data-rich innovative solutions is woven into every project that we deliver. This may include Jacobs-developed proprietary software that employs an array of technical expertise to enable the most efficient, effective and predictable solutions for our clients.
PA Consulting (PA)

Jacobs invested in a 65% stake in PA, the consultancy that is Bringing Ingenuity to Life. Its diverse teams of experts combine innovative thinking and breakthrough use of technologies to progress further, faster. PA’s clients adapt and transform and achieve enduring results. An innovation and transformation consultancy, PA's roughly 3,300 employees work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport. PA people are strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists. The team operates globally from offices across the U.K., U.S., Nordics and the Netherlands.

PA offers end-to-end innovation, accelerating new growth ideas from concept, through design, development, and to commercial success, and revitalizing organizations, building the leadership, culture, systems and processes to make innovation a reality. The company has a diverse mix of private and public sector clients, from global household names to start-ups, to national and local public services.

Revenue by End Customer

7%
12%
18%
22
23%
6%
12%
Consumer and Manufacturing
Defense and Security
Energy and Utilities
Financial Services
Health and Life Sciences
Public Services
Transport

Jacobs and PA recognize that unprecedented changes in society and technology are creating new opportunities to make a positive impact, and together, the companies are supporting clients to address five key trends: product and service innovation; the future of work; sustainability and climate change; the quest to lead healthier lives; and the challenges of keeping people (and the organizations they work for) safe. PA’s distinct brand, market positioning and competitive differentiation positions the company well to help clients respond and seize new opportunities.
PA led the efforts to design, manufacture and distribute thousands of lifesaving ventilators as part of the U.K. Ventilator Challenge, and has continued to support the U.K. Government’s COVID-19 response throughout 2021. Other work during 2021 includes re-designing the U.K. Army’s Operating Model, working as the Home Office’s Software Engineering partner for border safety, and working with the U.K. MOD’s Defence Science & Technology Laboratory and the Danish National Genome Center.

Recently, PA has been appointed by the U.K. Government to design an iconic electric vehicle charge point to accelerate the transition to electric vehicles. And PA and Jacobs together announced a joint framework win, with the U.K.’s Department for Environment, Food & Rural Affairs, for business transformation and delivery.
PA has seen growth projects across key industries within the private sector, including Consumer & Manufacturing, Health & Life Sciences, Transportation and Financial Services.

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
As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the disposal group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, assets and liabilities of the ECR business were reflected as held-for-sale in the Consolidated Balance Sheets through September 27, 2019. As of the year ended October 2, 2020, all of the ECR business to be sold under the terms of the sale has been conveyed to Worley and as such, no amounts remained held for sale. For further discussion, see Note 16- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
Significant Customers
The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last three fiscal years:

2021	2020	2019
33%	33%	27%
Given the percentage of total revenue derived directly from the U.S. federal government, the loss of U.S. federal government agencies as customers could have a material adverse effect on the Company. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. Approximately 83% of revenue derived directly from the U.S. federal government is in the CMS segment. For more information on risks relating to our government contracts, see Item 1A - Risk Factors.
Contracts
While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into two broad categories: cost-reimbursable and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last three fiscal years:

	2021	2020	2019
Cost-reimbursable	76%	76%	76%
Fixed-price, limited risk	18%	17%	18%
Fixed-price, at risk	6%	7%	6%
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
Competition
We compete with a large number of companies across the world including technology consulting, federal IT services, aerospace, defense and engineering firms. Typically, no single company or companies dominate the markets in which we provide services and in many cases we partner with our competitors or other companies to jointly pursue projects. AECOM, Booz Allen, CACI, KBR, Leidos, Parsons, SAIC, Tetra Tech, WSP, General Dynamics, Northrop Grumman, Accenture, Stantec, Montrose, Capgemini, Cognizant, DXC Technology, Fluor, 3LHarris, Quanta Services, SNC-Lavalin, IBM, Infosys, Deloitte, KPMG, PwC, ICF International and Huron are some of our competitors. We compete based on the following factors, among others: technical capabilities, reputation for quality, price of services, safety record, availability of qualified personnel, and ability to timely perform work and contract terms.
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
As of October 1, 2021, we had a workforce of approximately 55,000 people worldwide, including a contingent workforce of approximately 3,000 people. The breakdown of our employees by region is as follows:

Region	Percentage of Global Workforce(1)
Americas	61%
Europe (including U.K)	23%
Asia Pacific (including India)	13%
Middle East and Africa	3%

(1) Excludes contingent workforce

Attracting, Engaging and Developing our Workforce
The success of Jacobs is dependent on our ability to hire, retain, engage and leverage highly qualified employees, across the full spectrum of technical, professional, scientific and consulting disciplines. We put the spotlight on ensuring that Jacobs is an employer of choice in every way: we are a merit-based organization that is inclusive and diverse; we are building an inclusive culture where all employees feel they belong. Our culture is the foundation for selecting, developing and retaining the best and brightest minds at Jacobs. Our eight Jacobs Employee Networks play a critical role in attracting new talent into our business, helping to shape our recruiting strategies and policies, our science, technology, engineering, arts and math (STEAM) programs, and our accessibility practices. In fiscal 2021, more than1,900 graduates, interns and apprentices were welcomed to our global team; making a total of approximately 3,500 early career talent working with us.
In fiscal year 2021, our people took the time to share honest, unfiltered feedback in our confidential culture survey. The results were overwhelmingly positive, with the majority of respondents feeling connected to our values, inspired by our culture of integrity, safety, and inclusion — and proud to be part of Jacobs. We shared six priority areas, along with a set of dynamic dashboards, enabling all employees to see survey data relevant to them.
Our unique employee experience platform – e3: engage. excel. elevate. – is not just a system but a mindset for developing our employees through continuous feedback and celebrations, aligning priorities, learning new skills and upskilling knowledge. To date, 97% of our employees have participated in their current annual conversation about their priorities and accomplishments. In fiscal year 2021, we launched 1,696 new courses across ten learning spaces, including our new Advocate & Ally development program. In partnership with the Royal Scottish Geographical Society, we launched the Climate Solutions Accelerator online course to employees to help them understand the role they can play in climate change action and continue to develop the critical green skills and solutions needed for our continually evolving world. We expanded our Executive Leadership Program, developed by Jacobs in partnership with Duke Corporate Education, with 224 of our next level leaders participating in our Amplif(i)3 Program. We accelerated talent development in creating sustainable solutions through our participation in the UN Global Compact Young SDG Innovators program. And, we published our No Harassment, Discrimination, Bullying and Violence Policy on our external Jacobs website.

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
TogetherBeyond℠ is our approach to living inclusion every day and enabling diversity and equity globally – it is not just about numbers and statistics, but about every one of our people and the collective strength we take from their unique perspectives and ambitions.
Operationalizing TogetherBeyond is supported by the strength of tangible leadership commitment and accountability at Jacobs. Our Board of Directors is now 55% diverse, (race and gender) and our Executive Leadership Team is 67% diverse.
Having a culture of belonging where everyone can join in and thrive allows us to recruit and retain the best global talent and drive innovative solutions for our business, clients and communities. Through TogetherBeyond, we tackle topics that are important to our employees such as equality, unconscious bias and allyship. While providing training and resources to our people is important – over 97% of them have completed our Advocate & Ally inclusion learning program – equally effective are the regular authentic and courageous conversations our grassroots employee networks are creating around these topics.
We are committed to holding all leaders accountable to making sure that broad based diversity is reflected in their own teams, using data analytics to measure our progress with the same rigor and transparency as our financial performance metrics. Inclusive behaviors are now a key formal component of all our leaders’ performance and salary reviews, and all leaders at Vice President level and above are required to mentor two or more junior members of staff, at least one of whom must have different lived a experience from themselves (i.e. on the basis of ethnicity, gender, race, geography, disability, sexuality or veteran status). This framework supports our Global Action Plan for Advancing Justice and Equality and our 2025 aspirational 40:40:20 goal (40% men, 40% women and 20% any gender) — and ensures that we are propelling a new generation of diverse visionary thinkers throughout our company.

As of October 1, 2021, our U.S. employees had the following race and ethnicity demographics:

October 1, 2021
All U.S. Employees (1)
White	70.0%
Hispanic / Latinx	9.3%
Black	8.6%
Asian	7.1%
Multiracial	2.3%
American Indian or Alaska Native	0.5%
Native Hawaiian / Other Pacific Islander	0.4%
Not provided	1.8%

(1) Includes U.S. employee population only (excluding approximately 2,000 craft employees)
Our focus on creating equal opportunities within Jacobs, including as to historically underrepresented groups, continues to increase as we deliver on the promises laid out in our Global Action Plan for Advancing Justice and Equality launched in fiscal year 2020.
In partnership with McKinsey, nearly 300 talented employees are participating in their Connected Leaders Academy programs, which seek to create a unique learning environment and safe space for sharing common experiences, helping promising Black, Latinx and Asian employees build their network and become part of a new wave of Jacobs leaders.
Our Black and Latinx employee networks, Harambee and Enlace, continue to lead STEAM outreach efforts in the communities that we serve and are working to bring a new generation of diverse visionaries from underrepresented and underserved groups into the industry.
As of October 1, 2021, our global employees had the following gender demographics:

	October 1, 2021
	Women	Men
All employees	30.0%	70.0%
U.S. combined diverse talent (ethnicity & female) was 47.4%. In partnership with our Women’s Network, we launched gender-balanced interview teams, provided flexible working arrangements, improved caregiver leave, rolled out our first domestic violence policy in Australia/NZ, piloted a “Male Champions of Change” allyship program and created “Bridge the Gap”, a program that actively support parents returning to work.
We are taking action in connection with our Prism network to ensure that our LGBTQ+ family can truly “bring their whole best self to work”, establishing gender-neutral restrooms, training HR specialists on transgender guidelines and ensuring U.S. healthcare plans are inclusive.
Through VetNet, our employee network for veterans, their families and current military reserve members, we continue to work to recruit, develop and retain the best military and veteran talent, partnering with key organizations like Hiring Our Heroes, Boots2Roots and HirePurpose. We were proud to receive the HIRE Vets Gold Medallion for Veteran Recruiting.
Our One World employee network continues to celebrate cultures around the globe and to foster global connectivity, nurturing and supporting our diverse employees and clients across all ethnicities and cultures.
Our ACE employee network connects and empowers members living with disability, health challenges or neurodiversity, and those who provide care to others. ACE embraces the social model of disability which aims to identify and remove the social, digital, and physical barriers that create exclusion in the workplace and society in general.

Through our Jacobs Careers Network (JCN), we empower every employee to maximize their potential and make Jacobs the industry leader and workplace of choice. JCN organizes and supports career-enriching development and networking opportunities in all our geographies.
Looking ahead, we will continue to focus on inclusion, belonging and diversity by:
•Continuing action through our global Action Plan for Advancing Justice and Equality
•Striving to achieve our aspirational goals of creating a more gender-balanced and a more racially/ethnically diverse workforce around the globe to more appropriately reflect the labor markets and communities in which we live and serve
•Amplifying our culture of belonging and helping all employees see the various communities they can engage with at Jacobs so that everyone has a sense of belonging
•Following through on our six priority areas identified through our global culture survey
•Identifying, developing and promoting allies across Jacobs
Our Employees’ Safety and Well-being
As global challenges to our security, well-being and ability to operate evolve, we stay focused on managing HSE and security risks effectively and leveraging our Culture of Caring℠ to deliver the best outcomes for our people, the environment and our company. Our new BeyondZero® strategy continues to drive a safer, more secure, healthier, and more resilient future for our Jacobs family, our communities and the environment. We are maturing our business continuity program to assure business delivery and resilience in an ever-changing operational environment.
We also continue to demonstrate safety excellence with another year of zero employee fatalities at work and a total recordable incident rate1 of 0.21, compared to the North American Industry Classification System’s most recently reported2 aggregate rate of 0.70.
Our new global well-being strategy integrates physical, mental, financial, social and workplace well-being for Jacobs employees and their families. The strategy includes Jacobs’ One Million Lives, developed in collaboration with global mental health professionals, to provide a free mental health check-in tool with a resources website that enable users to check their own mental health and access proactive strategies for personal mental health development. Over 14,000 One Million Lives check-ins were completed between December 2020 launch and our fiscal year end 2021.

In fiscal 2021, all vice presidents acknowledged and made a commitment to become BeyondZero Ambassadors and establish priorities to deliver the greatest impact through our BeyondZero strategy. More than 2,500 Positive Mental Health Champions (a 35% increase from fiscal year 2020) are now trained to support the mental well-being of our employees and one in every 21 employees is trained as a Positive Mental Health Champion. In addition, we launched Suicide Awareness Training through our e3 Learning.
We are committed to continue our work to create an inclusive and innovative organization and taking action to ensure Jacobs is, and remains, an employer of choice.

1 As at October 15, 2021 and recorded in accordance with OSHA record keeping requirements, but subject to change thereafter due to possible injury/illness classification changes.
2 Cited on October 5th, 2021 via U.S. Bureau of Labor Statistics - Incidence rates of non-fatal occupational injuries and illnesses by industry and case types, 2019 for NAICS code 5413XXX.
Information About Our Executive Officers
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is set forth under the caption “Members of the Board of Directors” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Company
Steven J. Demetriou	63	Chair and Chief Executive Officer	2015
Kevin C. Berryman	62	President and Chief Financial Officer	2014
Robert V. Pragada	53	President and Chief Operating Officer	2016
Dawne S. Hickton	64	Executive Vice President and President, Critical Mission Solutions	2019
Patrick X. Hill	48	Executive Vice President and President, People & Places Solutions	1998
Joanne E. Caruso	61	Executive Vice President, Chief Legal and Administrative Officer	2012
William B. Allen, Jr.	57	Senior Vice President, Chief Accounting Officer	2016
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
Ms. Hickton joined the Company in 2019. Previously, Ms. Hickton served as a member of the Board of Directors of the Company and was the Vice Chair and Chief Executive Officer for eight years at RTI International Metals, Inc., a global supplier of advanced titanium products and services in commercial aerospace, defense, propulsion, medical device and energy markets.
Mr. Hill joined the Company through the SKM acquisition, where he started in 1998. Mr. Hill has served in a number of senior leadership positions crossing multiple sectors and operations throughout Australia, New Zealand, Asia, Europe, the Middle East and the United States. Prior to his appointment as President – People & Places Solutions, Mr. Hill jointly led People & Places Solutions with day-to-day responsibilities for Jacobs' Buildings and Infrastructure global operations outside of North America.
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
Additional Information
Jacobs was founded in 1947 and incorporated as a Delaware corporation in 1987. We are headquartered in Dallas, Texas, USA. The SEC maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is http://www.sec.gov. You may also read and download the various reports we file with, or furnish to, the SEC free of charge from our website at www.jacobs.com.

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
•Project sites are inherently dangerous workplaces. Failure to maintain safe work sites by us, the owner or others working at the project site can lead to our employees or others becoming injured, disabled or even losing their lives, and exposes us to significant financial losses and reputational harm, as well as civil and criminal liabilities.
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
•The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition, and results of operations and damage our reputation.
•Our use of joint ventures, partnerships and strategic investments in entities exposes us to risks and uncertainties, many of which are outside of our control
•Employee, agent or partner misconduct, or our overall failure to comply with laws or regulations, could weaken our ability to win contracts, which could result in reduced revenues and profits.
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

•We may be required to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage or for which we have contribution and/or funding obligations.
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
•Our business strategy relies in part on acquisitions and strategic investments to sustain our growth. These transactions present certain risks and uncertainties.
•Our professional reputation and relationships with U.S. government agencies are critical to our business, and any harm to our reputation or relationships could decrease the amount of business the U.S. government does with us, which could have a material adverse effect on our business, financial condition and results of operations.
•Our focus on new growth areas for our business entails risks, including those associated with new relationships, clients, talent needs, capabilities, service offerings, and maintaining our collaborative culture and core values.

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

Risks Related to Climate Change

•Climate change and related environmental issues could have a material adverse impact on our business, financial condition and results of operations.
•We may be affected by market or regulatory responses to climate change.
•We may be unable to achieve our climate commitments and targets.

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
Despite the availability of vaccines in some geographies, COVID-19 continues to spread throughout the United States and globally, including in regions where we have significant operations and personnel, and uncertainties exist as to the efficacy of vaccines against new variants or mutations of COVID-19. To attempt to mitigate the spread of the pandemic, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak of COVID-19 in regions across the United States and around the world. These actions include quarantines and “stay-at-home” or “shelter-in-place” orders, social distancing measures, travel restrictions, school closures and similar mandates for many individuals in order to substantially restrict daily activities and orders for many businesses to curtail or cease normal operations unless their work is critical, essential or life-sustaining and to require their employees to be vaccinated against COVID-19 as a condition for continued employment. Although there has been an easing of restrictions in certain jurisdictions, some of these restrictions have been reinstated in other jurisdictions, or could be reinstated in the future, to manage a resurgence or new outbreak of COVID-19, including in connection with new variants or mutations of the virus. In addition, the reopening of businesses and economies in certain countries is creating a variety of new challenges, including, for example, higher prices for goods and services, limited availability of products, and disruptions to supply chains. As such, the duration, severity of its effects and ultimate impact to the world’s population and the global economy are still unknown.
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
•While we have begun voluntary phased re-openings in our offices in accordance with guidance provided by government agencies, the majority of our employees are currently still working remotely. Although many of our employees can effectively perform their responsibilities while working remotely, some work is not well-suited for remote work, and that work may not be completed as efficiently as if it were performed on site. Additionally, we may be exposed to unexpected cybersecurity risks and additional information technology-related expenses as a result of these remote working requirements. In addition, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy.
•Consistent with public health guidance and Executive Order 14042 mandating COVID-19 vaccination for employees of businesses servicing federal contracts, we have announced a Company policy requiring full COVID-19 vaccinations of all employees in the United States and Canada, except for employees who qualify for medical or religious exemptions. This policy, along with the federal vaccine mandate, may result in employee attrition and difficulty securing future labor needs, and could impair our ability to perform certain contractual services, to retain such contracts, and to win new business, all of which could have an adverse effect on our business, results of operations and/or cash flows.
•Illness, travel restrictions or other workforce disruptions could adversely affect our supply chain, our ability to timely and satisfactorily complete our clients’ projects, our ability to provide services to our clients or our other business processes. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our operating expenses, including, for example, the need for enhanced health and hygiene requirements or the periodic revival of social distancing or other measures in one or more regions in attempts to counteract future outbreaks.
•We may experience difficulties associated with hiring additional employees or replacing employees, in particular with respect to roles that require security clearances or other special qualifications that may be limited or difficult to obtain, as well as with effectively training and integrating new employees, and in the short term, to do so remotely during the COVID-19 pandemic. Increased turnover rates of our employees could increase operating costs and create challenges for us in maintaining high levels of employee awareness of, and compliance with, our internal procedures and external regulatory compliance requirements, in addition to increasing our recruiting, training and supervisory costs.
•In addition to existing travel restrictions implemented in response to the COVID-19 pandemic, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could materially impair our ability to support our operations and clients (both domestic and international), to source supplies through the global supply chain and to identify, pursue and capture new business opportunities, and which could continue to restrict the ability of our employees to access their workplaces. We also face the possibility of increased overhead or other expenses resulting from compliance with any current and future government orders or other measures enacted in response to the COVID-19 pandemic.
•We operate in many countries around the world, and certain of those countries’ governments may be unable to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein.
The continued global spread of the COVID-19 pandemic and the responses thereto are complex and rapidly evolving, and the extent to which the pandemic impacts our business, financial condition and results of operations, including the duration and magnitude of such impacts, will depend on numerous evolving factors that we may not be able to accurately predict or assess. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that we have not considered or have not become apparent. As a result, we cannot assure you that if COVID-19 continues to spread, it would not have a further adverse impact on our business, financial condition and results of operations.
Project sites are inherently dangerous workplaces. Failure to maintain safe work sites by us, the owner or others working at the project site can lead to our employees or others becoming injured, disabled or even losing their lives, and exposes us to significant financial losses and reputational harm, as well as civil and criminal liabilities.
Project sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes and highly regulated materials, in a challenging environment and often in geographically remote locations. The failure by us or others working at such sites to implement safety procedures or the implementation of ineffective procedures, or the failure to implement and follow appropriate safety procedures, subjects our employees and others to the risk of injury, disability or loss of life, and subjects us to risk that the completion or commencement of our projects may be delayed and we may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients and raise our operating and insurance costs. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition and results of operations.
In addition, our projects can involve the handling of hazardous and other highly regulated materials, and we are subject to the risk that the improper handling or disposal of such materials can lead to civil and/or criminal liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional groups whose primary purpose is to ensure we implement effective health, safety and environmental (“HSE”) work procedures throughout our organization, including project sites and maintenance sites, the failure to comply with such regulations could subject us to liability. In addition, despite the work of our functional groups, we cannot guarantee the safety of our personnel or that there will be no damage to or loss of our work, equipment or supplies.
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
In addition, many of our contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, we often incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer.
The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in anticipation of future workforce needs for expected contract awards. When an expected contract award is delayed or not received, we incur additional costs resulting from reductions in staff or redundancy of facilities, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our projects are frequently awarded through a competitive bidding process, which is standard in our industry. We are constantly competing for project awards based on pricing, schedule and the breadth and technical sophistication of our services. Competition can place downward pressure on our contract prices and profit margins, which at times forces us to accept contractual terms and conditions that are less favorable to us, thereby increasing the risk that, among other things, we may not realize profit margins at the same rates as we have seen in the past or may become responsible for costs or other liabilities we have not accepted in the past. If we are unable to compete effectively, we may experience a loss of market share or reduced profitability or both, which if significant, could have a material adverse impact on our business, financial condition and results of operations.

The nature of our contracts, particularly those that are fixed-price, subjects us to risks of cost overruns. We may experience reduced profits or, in some cases, losses if costs increase above budgets or estimates or if the project experiences schedule delays.
For fiscal 2021, approximately 24% of our revenues were earned under fixed-price contracts. Both fixed-price and many cost reimbursable contracts require us to estimate the total cost of the project in advance of our performance. For fixed-price contracts, we may benefit from any cost-savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed-price contracts are established in part on partial or incomplete designs, cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing and cost and availability of labor (including the cost of any related benefits or entitlements), equipment and materials and other exigencies. Cost overruns can occur, leading to reduced profits or, in some cases, a loss for that project for a variety of reasons, including if the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform, or changes in general economic conditions. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition and results of operations.
Our contracts that are fundamentally cost reimbursable in nature may also present a risk to the extent the final cost on a project exceeds the amount the customer expected or budgeted. Like fixed-price contracts, the expected cost of cost-reimbursable projects is based in part on partial design and our estimates of the resources and time necessary to perform such contracts. A portion of the fee is often linked to these estimates and the related final cost and schedule objectives, and if for whatever reason these objectives are not met, the project may be less profitable than we expect or even result in losses.
If we, or any of our subsidiaries or companies in which we have made strategic investments, lose, or experience a significant reduction in, business from one or a few customers, it could have a material adverse impact on us.
A few clients have in the past, and may in the future, account for a significant portion of our revenue and/or backlog, or the revenue and/or backlog for our subsidiaries or companies in which we have made strategic investments, in any one year or over a period of several consecutive years. For example, in fiscal 2021, 2020 and 2019, approximately 33%, 33% and 27%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay or cancel their contracts at any time. If we, or any of our subsidiaries or companies in which we have made strategic investments, lose, or experience a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.
The contracts in our backlog may be adjusted, canceled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of our future gross margins.
Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of the end of fiscal 2021, our backlog totaled approximately $26.6 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client, including our U.S. government work. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being canceled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.
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
Contracts with the U.S. federal government and other governments and their agencies, which are a significant source of our revenue and profit, are subject to various uncertainties, restrictions, and regulations including oversight audits by various government authorities as well as profit and cost controls, which could result in withholding or delay of payments to us. Government contracts are also exposed to uncertainties associated with funding such as sequestration and budget deficits. Contracts with the U.S. federal government, for example, are subject to the uncertainties of Congressional funding. U.S. government shutdowns or any related under-staffing of the government departments or agencies that interact with our business could result in program cancellations, disruptions and/or stop work orders, could limit the government’s ability to effectively progress programs and make timely payments, and could limit our ability to perform on our existing U.S. government contracts and successfully compete for new work. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. Legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year. The U.S. government may also shift its spending focus away from areas, such as defense and space exploration, and towards other areas in which we do not currently provide services. As a result, contracts with government agencies may be only partially funded or may be terminated, and we may not realize all of the potential revenue and profit from those contracts.
Our government clients may reduce the scope of or terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. Since government contracts represent a significant percentage of our revenues (for example, those with the U.S. federal government represented approximately 33% of our total revenue in fiscal 2021), a significant reduction in government funding or the loss of such contracts could have a material adverse impact on our business, financial condition, and results of operations.
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
Failure to provide our services in accordance with applicable professional standards or contractual requirements exposes us to significant monetary damages or even criminal violations. Our engineering practice, for example, involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. While we do not generally accept liability for consequential damages in our contracts, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant professional or product liability and warranty or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or the fees we generate, may not be covered by insurance at all due to various exclusions in our coverage and could impact our ability to obtain insurance in the future. Further, even where coverage applies, the policies have limits and deductibles or retentions, which results in our assumption of exposure for certain amounts with respect to any claim filed against us. In addition, clients or subcontractors who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a policy limit, high deductible and/or retention, if successful and of a material magnitude, could have a material adverse impact on our business, financial condition and results of operations.
The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition, and results of operations and damage our reputation.
We are a party to claims and litigation in the normal course of business, including litigation inherited through acquisitions. Since we engage in engineering and construction activities for large facilities and projects where design, construction or systems failures can result in substantial injury or damage to employees or others, we are exposed to substantial claims and litigation and investigations due to the failure at any such facility or project. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, or pollution and environmental damage, and be brought by our clients or third parties, such as those who use or reside near our clients’ projects. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of our contracts with clients, subcontractors and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while clients and subcontractors may agree to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.
With a workforce of approximately 55,000 people globally, we are also party to labor and employment claims in the normal course of business. Certain of these claims relate to allegations of harassment and discrimination, pay equity, denial of benefits, wage and hour violations, whistleblower protections, concerted protected activity, and other employment protections, and may be pursued on an individual or class action basis depending on applicable laws and regulations. Some of such claims may be insurable, while other such claims may not.
We maintain insurance coverage for various aspects of our business and operations. Our insurance programs have varying coverage limits as well as exclusions for matters such as fraud, and insurance companies can, and sometimes do, attempt to deny claims for which we seek coverage. In addition, we have elected to retain a portion of losses that may occur through the use of various deductibles, retentions and limits under these programs. As a result, we may be subject to future liability for which we are only partially insured, or completely uninsured.
Although in the past we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, coverage that is more limited, increased premium costs or higher deductibles and/or retentions. We monitor the financial health of the insurance companies from which we procure insurance, which is one of the factors we take into account when purchasing insurance. Our insurance is purchased from a number of the world's leading providers, often in layered insurance or quota share arrangements. If any of our third party insurers fail, abruptly cancel our coverage or otherwise cannot satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.
In addition, the nature of our business sometimes results in clients, subcontractors and vendors presenting claims to us for, among other things, recovery of costs related to certain projects. Similarly, we occasionally present change orders and claims to our clients, subcontractors and vendors for, among other things, additional costs exceeding the original contract price. If we fail to document properly the nature of our claims and change orders, or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors and vendors, we will likely incur cost overruns, reduced profits or, in some cases, a loss for a project. Further, these claims can be the subject of lengthy negotiations, arbitration or litigation proceedings, which could result in the investment of significant amounts of working capital pending the resolution of the relevant change orders and claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results. Additionally, irrespective of how well we document the nature of our claims and change orders, the cost to prosecute and defend claims and change orders can be significant.
Litigation and regulatory proceedings are subject to inherent uncertainties and unfavorable rulings can and do occur. Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations, default under our credit agreements and other liabilities which, to the extent we are not insured against a loss or our insurer fails to provide coverage, could have a material adverse impact on our business, financial condition, and results of operations and damage our reputation.
Our use of joint ventures, partnerships and strategic investments in entities exposes us to risks and uncertainties, many of which are outside of our control.
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
Third-party subcontractors we hire perform a significant amount of the work performed under our contracts. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project will be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies, parts or equipment as required under a contract for any reason, or fails to provide such services, supplies, parts or equipment in accordance with applicable quality standards as required by the contract or regulation, we will be required to source these services, equipment, parts or supplies to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability and/or could result in claims against us for damages. We are subject to disputes with our subcontractors from time to time relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment or materials would likely impact the overall project, which could result in claims against us for failure to meet required project specifications.
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
Employee, agent or partner misconduct, or our overall failure to comply with laws or regulations, could weaken our ability to win contracts, which could result in reduced revenues and profits.
We are subject to the risk of misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners, which could have a significant negative impact on our business and reputation. Such misconduct includes the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, regulations pertaining to export control, environmental laws, employee wages, pay and benefits, and any other applicable laws or regulations. For example, we routinely provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations, or acts of misconduct subjects us to the risk of fines and penalties, cancellation of contracts, loss of security clearance and suspension or debarment from contracting, any of which could weaken our ability to win contracts and result in reduced revenues and profits and could have a material adverse impact on our business, financial condition and results of operations.
Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments and weak foreign economies.
For fiscal 2021, approximately 31% of our revenue was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:
•Recessions and other economic crises in other regions, such as Europe, or specific foreign economies and the impact on our costs of doing business in those countries;
•Difficulties in staffing and managing foreign personnel and operations, including challenges related to logistics, communications and professional licensure of our international workforce;
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
•Geopolitical developments that impact our or our clients’ ability to operate in a foreign country;
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

The lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights. In addition, military action, geopolitical shifts or continued unrest, particularly in the Middle East, impacts the supply or pricing of oil and could disrupt our operations in the region and elsewhere and increase our security costs. Moreover, recent events, including change in U.S. trade policies and responsive changes in policy by foreign jurisdictions and similar geopolitical developments and uncertainty in the E.U., Asia and elsewhere, have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies. To the extent our international operations are affected by unexpected or adverse economic, political and other conditions, our business, financial condition and results of operations may be adversely affected.
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
We rely heavily on computer, information and communications technology and related systems in order to properly operate our business. From time to time, we experience system interruptions and delays. In the event we are unable to regularly deploy software and hardware, effectively upgrade our systems and network infrastructure and take other steps to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be subjected to additional interruption or could result in the loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, force majeure events, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects, which could have a material adverse impact on our business, financial condition, protection of intellectual property and results of operations, as well as those of our clients.
Our information technology systems, which have grown over time, including through acquisitions, are vulnerable to failure, malicious intrusion and attack. These systems have, and will continue to experience threats, including unauthorized access, computer hackers, computer viruses, malicious code, ransomware, phishing, organized cyber-attacks and other security problems and system disruptions, including unauthorized access to and disclosure of our and our clients’ proprietary or classified information. Such tactics have caused, and may also seek to cause in the future, payments due to or from the Company to be misdirected to fraudulent accounts, which may not be recoverable by the Company.
While we have security measures and technology in place designed to protect our and our clients’ proprietary or classified information, there can be no assurance that our efforts will prevent all threats to our computer systems. If our security measures and technology fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our or our clients’ information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.
In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act, and other emerging U.S. state and global privacy laws pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.
We continuously evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products and to improve the efficiency of our systems and for other business reasons. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. In addition, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.
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
Our technology and intellectual property provide us, in certain instances, with a competitive advantage. Although we seek to protect our property through registration, licensing, contractual arrangements, security controls and similar mechanisms, we may not be able to successfully preserve our rights and they could be invalidated, circumvented, challenged or become obsolete. Trade secrets are generally difficult to protect. Our employees and contractors are subject to confidentiality obligations, but this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or infringement of our intellectual property. In addition, the laws of some foreign countries in which we operate do not protect intellectual property rights to the same extent as the U.S. If we are unable to protect and maintain our intellectual property rights or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could be reduced. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert leadership’s attention away from other aspects of our business.

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
•Valuation estimates for redeemable noncontrolling interests calculations;
•Valuation of stock-based compensation;

•The determination of liabilities under pension and other post-retirement benefit programs; and
•Income tax provisions and related valuation allowances.
Our actual business and financial results could differ from our estimates of such results, which could have a material adverse impact on our financial condition and results of operations.
An impairment charge on our goodwill or intangible assets could have a material adverse impact on our financial position and results of operations.
Because we have grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future probability and undiscounted expected cash flows and their contribution to our overall operations. As of October 1, 2021, we had $7.20 billion of goodwill, representing 49.2% of our total assets of $14.63 billion. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fourth quarter of our fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities and other factors.
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
Our long-lived assets, including our lease right-of-use assets, equity investments and others, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level has resulted in, and could result in additional, impairment of our long-lived assets. Further changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges. The COVID-19 pandemic raises the possibility of an extended global economic downturn which increase the risk of long-lived asset impairment charges.
We may be required to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage or for which we have contribution and/or funding obligations.
We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of October 1, 2021 and October 2, 2020, our defined benefit pension and post-retirement benefit plans were underfunded by $191.4 million and $400.4 million, respectively. See Note 13- Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors. If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.
We are also a participating employer in various Multi-Employer Pension Plans ("MEPPs") associated with some of the work we perform on a union basis, which MEPPs are managed by third party trusts and over which we have no control, including as to how the MEPPs are managed or financial investment decisions are made. If any of these MEPPs is underfunded, we could face the imposition of underfunded liability or withdrawal liability at a materially adverse level.

Negotiations with labor unions and possible work actions could disrupt operations and increase labor costs and operating expenses.
A certain portion of our work force has entered into, and additional portions may in the future enter into, collective bargaining agreements, which on occasion may require renegotiation. The outcome of future negotiations relating to union representation or collective bargaining agreements may not be favorable to the Company in that they may increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions diverts management attention and could disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including work slowdowns and strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could have a material adverse impact on our business, financial condition and results of operations.
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
Uncertain global economic and political conditions may negatively impact our clients’ ability and willingness to fund their projects, including their ability to raise capital and pay, or timely pay, our invoices. These factors may also cause our clients to reduce their capital expenditures, alter the mix of services purchased, seek more favorable price and other contract terms and otherwise slow their spending on our services. For example, in the public sector, declines in state and local tax revenues as well as other economic declines may result in lower state and local government spending. In addition, under such conditions, many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions may reduce the demand for our services, which may have a material adverse impact on our business, financial condition and results of operations.
Additionally, uncertain economic and political conditions may make it difficult for our clients, our vendors, and us to accurately forecast and plan future business activities. For example, changes to U.S. policies related to global trade and tariffs during the former administration have resulted in uncertainty surrounding the future of the global economy as well as retaliatory trade measures implemented by other countries. The increasing cost of steel and aluminum may impact client spending. We cannot predict the outcome of changing trade policies or other unanticipated political conditions, nor can we predict the timing, strength or duration of any economic recovery or downturn worldwide or in our clients’ markets. In addition, our business has traditionally lagged recoveries in the general economy and, therefore, may not recover as quickly as the economy at large. Weak economic conditions could have a material adverse impact on our business, financial condition and results of operations. On November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act. While the Act provides for funding in many of the markets in which the Company operates, the timing of the award of projects funded by the Act is uncertain, and the Company may not be able to obtain the expected benefits from the Act or any other infrastructure or stimulus spending. Furthermore, if a significant portion of our clients or projects are concentrated in a specific geographic area or industry, our business may be disproportionately affected by negative trends or economic downturns in those specific geographic areas or industries.
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
In June 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” The U.K. formally exited the E.U. on January 30, 2020, pursuant to a withdrawal agreement between the U.K. government and the E.U. Upon its withdrawal, pursuant to an agreement reached between the U.K. and the E.U., a transition period came into effect, which ended on December 31, 2020, from which time the U.K. withdrew from the E.U. Single Market and Customs Union. On December 24, 2020, the E.U. and the U.K. agreed the terms of a trade and cooperation agreement which sets out the terms of their future relationship, which we refer to as the Trade Agreement. The Trade Agreement was approved by the U.K. Parliament, and applied provisionally until the end of April 2021, when the European Parliament approved the Trade Agreement. The Trade Agreement offers U.K. and E.U .businesses preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas. However, economic relations between the U.K. and the E.U. will now be on more restricted terms than before and there remains uncertainty around the post-Brexit regulatory environment, as the provisions of the Trade Agreement do not cover the services sector.
These restrictions may adversely affect our relationships with our existing and future customers, suppliers, employees, and subcontractors, or otherwise have an adverse effect on our business, financial condition and results of operations. The diverging regulatory environments also add additional complexity to our compliance programs. This uncertainty could cause significant economic disruption and further depress consumer confidence and the economy of the U.K. , which may cause our customers to closely monitor their costs, terminate or reduce the scope of existing contracts, decrease or postpone currently planned contracts, or negotiate for more favorable deal terms, each of which may have a negative impact on our business, financial condition and results of operations.
Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 76% during fiscal 2021), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition and results of operations.
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
Our business strategy relies in part on acquisitions and strategic investments to sustain our growth. These transactions present certain risks and uncertainties.
Our business strategy involves growth through, among other things, the acquisition of, and strategic investments in, other companies. For example, we acquired CH2M in December 2017, KeyW in June 2019, John Wood Group’s nuclear business in March 2020 and Buffalo Group in November 2020, and we completed a strategic investment in PA Consulting in March 2021. These transactions present a number of risks, including:
•Assumption of liabilities of an acquired business, including liabilities that were unknown at the time the transaction was negotiated;
•Failure of the target company to comply with U.S. federal, state, local and foreign laws and regulations and/or contractual requirements with government clients;
•Valuation methodologies may not accurately capture the value of the target company's business;
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
•For strategic investments in which we do not acquire 100% of the target company, the other equity holders may have consent rights over certain actions taken by the company;
•In the event a target company continues to operate as a standalone company, it may result in additional costs;
•The effects of diverting leadership’s attention from day-to-day operations to matters involving the integration of target companies;
•Potentially substantial transaction costs associated with business combinations, strategic investments and/or divestitures;
•Potential impairment resulting from the overpayment for an acquisition or investment or post-closing deterioration in the target company's business;
•Difficulties relating to assimilating the leadership, personnel, benefits, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;
•Difficulties retaining key personnel of the target company;
•Increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;
•Difficulties in applying and integrating our system of internal controls to the target company;
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
If our leadership is unable to successfully integrate acquired companies or implement our growth strategy with respect to acquisitions and/or strategic investments, our operating results could be harmed. In addition, we may not realize the full benefits of an acquisition or strategic investments, including the synergies, cost savings, or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Moreover, we cannot assure that we will continue to successfully expand or that growth or expansion will result in profitability.

In addition, there is no assurance that we will continue to locate suitable acquisition or investment targets or that we will be able to consummate any such transactions on terms and conditions acceptable to us. Existing cash balances and cash flow from operations, together with borrowing capacity under our credit facilities, may be insufficient to make acquisitions and/or strategic investments. Future acquisitions and/or strategic investments may require us to obtain additional equity or debt financing, which may not be available on attractive terms, or at all. Acquisitions and/or strategic investments may also bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.
Acquisitions, strategic investments and divestitures create various business risks and uncertainties during the pendency of the transaction.
Consummation of any merger, strategic investment or divestiture is subject to the satisfaction of customary conditions, including one or more of the following: (i) due diligence and its associated time and cost commitments, (ii) board and shareholder approval, (iii) regulatory approvals, (iv) the absence of any legal restraint that would prevent the consummation of the transaction, (v) the absence of material adverse conditions which can prevent the consummation of the transaction, and (vi) compliance with covenants and the accuracy of representations and warranties contained in the transaction agreement, among others. One or more of these conditions may not be fulfilled and, accordingly, the transaction may not be consummated or may be significantly delayed. In such case, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of our common stock may decline, particularly to the extent that the market price reflects a market assumption that the transaction will be consummated or will be consummated within a particular timeframe.
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
We may make minority investments that subject us to risks and uncertainties outside of our control.
From time to time, the Company may make minority investments in the equity securities of companies that we do not control. Minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the minority investment.
To the extent we hold only a minority equity interest in a company, we may lack affirmative control rights, which may diminish our ability to influence the company’s affairs in a manner intended to enhance the value of our investment in the company. We could incur losses if the majority stakeholders or the management of the company takes risks or otherwise acts in a manner that does not serve our interests. In addition, we could be subject to reputational harm if the company in which the investment is made makes business, financial or management decisions with which we do not agree. These circumstances could also lead to disputes and litigation with management or employees of the company in which the investment is made, or its other stockholders.
In most cases, the companies in which we make investments will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investment. We also may make investments in early-stage companies that depend on venture funding and are not profitable. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of debt instruments and securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment.
We may also enter into separate commercial arrangements with these companies, whether before, concurrently with, or after making such minority investment. In certain cases, the commercial arrangement may be a driving factor behind our investment. We cannot assure you that that the commercial arrangement will further our business strategy as we expected. We may not realize all the economic benefits expected from the commercial agreement, or realize the expected return on our investments.

Unavailability or cancellation of third-party insurance coverage could increase our overall risk exposure as well as disrupt the management of our business operations.
We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses could increase, and the management of our business operations could be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.
Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business, financial condition and operation results.
In recent years, there has been significant litigation involving intellectual property rights in technology industries. We may face from time to time, allegations that we or a supplier or customer have violated the rights of third parties, including patent, trademark, and other intellectual property rights. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business, financial condition or results of operations may be adversely affected.
Any infringement, misappropriation or related claims, whether or not meritorious, are time consuming, divert technical and management personnel, and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease utilizing products or services, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.
Our professional reputation and relationships with U.S. government agencies are critical to our business, and any harm to our reputation or relationships could decrease the amount of business the U.S. government does with us, which could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our revenue is earned directly or indirectly from agencies of the U.S. federal government. If our reputation or relationships with these agencies were harmed, our future revenue and growth prospects would be materially and adversely affected. Our reputation and relationship with the U.S. government is a key factor in maintaining and growing revenue under contracts with the U.S. government. Negative press reports regarding poor contract performance, employee misconduct, information security breaches, engagements in or perceived connections to politically or socially sensitive activities, or other aspects of our business, or regarding government contractors generally, could harm our reputation. In addition, to the extent our performance under a contract does not meet a U.S. government agency’s expectations, the client might seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance data repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors. If our reputation or relationships with these agencies are negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, such actions would decrease the amount of business that the U.S. government does with us, which would have a material adverse effect on our business, financial condition and results of operations.
Our focus on new growth areas for our business entails risks, including those associated with new relationships, clients, talent needs, capabilities, service offerings, and maintaining our collaborative culture and core values.
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, developing new clients by leveraging our core competencies, further developing our existing capabilities and service offerings, creating new capabilities and service offerings to address our clients' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain of our service offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate. As we attempt to develop new relationships, clients, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful.
The needs of our customers change and evolve regularly and in particular due to complex and rapidly changing technologies. Our success depends upon our ability to identify emerging technological trends; develop technologically advanced, innovative, and cost-effective products and services; and market these products and services to our customers. Our success also depends on our continued access to suppliers of important technologies and components. The possibility exists that our competitors might develop new capabilities or service offerings that might cause our existing capabilities and service offerings to become obsolete. If we fail in our new capabilities development efforts or our capabilities or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.
Our ability to grow our business by leveraging our operating model to efficiently and effectively deploy our people across our client base is also largely dependent on our ability to maintain our collaborative culture. To the extent that we are unable to maintain our culture for any reason, including our effort to focus on new growth areas, we may be unable to grow our business. Any such failure could have a material adverse effect on our business and results of operations.
In addition, with the growth of our U.S. and international operations, we provide client services and undertake business development efforts in numerous and disparate geographic locations, both domestically and internationally. Our ability to effectively serve our clients is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. Any inability to ensure any of the foregoing could have a material adverse effect on our business and results of operations.
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
When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We are subject to liability claims by employees, customers and third parties as a result of such exposures. In addition, we are subject to fines, penalties or other liabilities arising under environmental or safety laws. A claim, if not covered or only partially covered by insurance, could have a material adverse impact on our results of operations and financial condition.
Health, safety, and environmental laws and regulations and policies are reviewed periodically and any changes thereto could affect us in substantial and unpredictable ways. Such changes could, for example, relax or repeal laws and regulations relating to the environment, which could result in a decline in the demand for our environmental services and, in turn, could negatively impact our revenue. Changes in the environmental laws and regulations, remediation obligations, enforcement actions, stricter interpretations of existing requirements, future discovery of contamination or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities that we currently do not anticipate. Failure to comply with any environmental, health, or safety laws or regulations, whether actual or alleged, exposes us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect our business, financial condition and results of operations.
In addition, we and many of our clients operate in highly regulated environments, which requires us or our clients to obtain, and to comply with, federal, state and local government permits and approvals. These permits or approvals are subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with, or the loss or modification of, the conditions of permits or approvals subjects us to the risk of penalties or other liabilities, which could have a material adverse impact on our business, financial condition and result of operations.
If we fail to comply with federal, state, local or foreign governmental requirements, our business may be adversely affected.
We are subject to U.S. federal, state, local and foreign laws and regulations that affect our business. For example, our global operations require importing and exporting goods and technology across international borders which requires compliance with both export regulatory laws and International Trafficking in Arms Regulations (“ITAR”). Although we have policies and procedures to comply with U.S. and foreign international trade laws, the violation of such laws could subject the Company and its employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges or debarment from participation in U.S. government contracts, and could damage our reputation and our ability to do business.
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

Risks Related to Climate Change
Climate change and related environmental issues could have a material adverse impact on our business, financial condition and results of operations.
Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have a long-term impact on our business, financial condition and results of operation. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our businesses. For example, a catastrophic natural disaster could negatively impact any of our office locations and the locations of our customers. Access to clean water and reliable energy in the communities where we conduct our business is critical to our operations. Accordingly, a natural disaster has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of cover, legal liability and reputational losses.
Further, the risks caused by climate change span across the full spectrum of the industry sectors we serve. Our services and solutions span water, energy, the natural and built environment, transportation, national security, cyber and aerospace. The direct physical risks that climate change poses to infrastructure through chronic environmental changes, such as rising sea levels and temperatures, and acute events, such as hurricanes, droughts and wildfires, is common to each of these sectors. Infrastructure owners could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for strategic investment. These types of physical risks could in turn lead to transitional risks (i.e., the degree to which society responds to the threat of climate change), such as market and technology shifts, including decreased demand for our services and solutions, reputational risks, such as how our values and practices regarding a low carbon transition are viewed by external and internal stakeholders, and policy and legal risks, such as the extent to which low carbon transitions are driven by the governments in which we operate around the globe, all of which could have a material adverse impact on our business, financial condition and results of operations
We may be affected by market or regulatory responses to climate change.
Growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. The Biden Administration has made climate change and the limitation of GHG emissions one of its initial and primary objectives. For example, in January 2021, President Biden signed a number of executive orders with respect to GHGs, including one recommitting the United States to the Paris Agreement, pursuant to which nearly 200 nations have committed to reduce global emissions. Additionally, President Biden announced the United States’ Nationally Determined Contribution (NDC) under the Paris Agreement at his summit on climate change on April 22, 2021. The target aims to reduce U.S. emissions by 50-52% compared to a 2005 baseline by 2030. Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the U.S. Environmental Protection Agency, and/or any international agreements to which the United States may become a party, that control or limit GHG emissions or otherwise seek to address climate change could result in increased compliance costs for us and our clients and have other impacts on our clients, including those who are involved in the exploration, production or refining of fossil fuels, emit greenhouse gases through the combustion of fossil fuels or emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. In addition, the recent announcement of the Methane Reduction Pledge as part of the Glasgow Climate Pact agreed at COP26 could also have implications for some of our clients’ businesses.. Such policy changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on our business, financial condition and results of operations. Further, climate legislation across all geographies poses a similar risk to us and our clients as we operate globally. However, policy changes and climate legislation could also increase the overall demand for our services as our clients and partners work to comply with such policies, such as by decarbonizing their industries, transitioning from fossil fuels to renewable energy sources and developing integrated and sustainable solutions, which could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.
We may be unable to achieve our climate commitments and targets.
At Jacobs, we have committed to help solve the climate crisis by setting ambitious climate commitments and targets, including our goal to be carbon negative for our operations and business travel. However, achievement of our climate commitments and targets, including our carbon negative goal, is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of alternative fuels, global electrical charging infrastructure, off-site renewable energy and other materials and components; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to GHG emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; the actions of competitors and competitive pressures; an acquisition of or merger with another company that has not adopted similar carbon negative goals or whose progress towards reaching its carbon negative goals is not as advanced as ours; and the pace of regional and global recovery from the COVID-19 pandemic. Accordingly, there is no assurance that we will be able to successfully execute our operational strategies and achieve our climate commitments and targets.
While our climate commitments and targets are ambitious, we believe that they are realistic and achievable. We have also developed a roadmap for implementation of our carbon reduction goals and our global emissions reduction trajectory suggests that we are on the pathway to meet our targets. However, we also recognize that some of our emission reductions over the past two years may have been primarily the result of the global COVID-19 pandemic. Our roadmap recognizes this and we are putting measures in place now to ensure that we remain on that same trajectory however we cannot guarantee that such measures will be successful. Failure to achieve our climate commitments and targets could damage our reputation and our customer and other stakeholder relationships. Further, investors have recently increased their focus on environmental, social and governance matters, including practices related to GHGs and climate change. An increasing percentage of the investment community considers sustainability factors in making investment decisions, and an increasing number of entities are considering sustainability factors in awarding business. If we are unable to meet our climate commitments and targets and appropriately address sustainability enhancement, we may lose investors, customers, or partners, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively, all of which would have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Armenia; Australia; Azerbaijan; Canada; China; Czech Republic; Denmark; Egypt; France; Germany; Hong Kong; India; Indonesia; Iraq; Ireland; Italy; Kazakhstan; Malaysia; The Netherlands; New Zealand; The Philippines; Poland; Qatar; Romania; Saudi Arabia; Singapore; Slovakia; South Africa; South Korea; Sweden; Switzerland; Taiwan (Province of China); Thailand; Ukraine; United Arab Emirates and United Kingdom. We also lease smaller offices located in certain other countries. Such space is used for operations (providing technical, professional, and other home office services), sales and administration. The total amount of space leased by us for all of our operations is approximately 7.4 million square feet. We continue to evaluate our real estate needs in connection with changes in the Company's use of its leased space as a result of the COVID-19 pandemic, and as part of the integration of our prior acquisitions.
Item 3.    LEGAL PROCEEDINGS
The information required by this Item 3 is included in Note 19- Contractual Guarantees, Litigation, Investigations and Insurance of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.    MINE SAFETY DISCLOSURE
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol "J".
Shareholders
According to the records of our transfer agent, there were 2,954 shareholders of record as of November 12, 2021.
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
Share Repurchases
On January 17, 2019, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022 (the "2019 Repurchase Authorization"). On January 16, 2020, the Company's Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). In the fourth quarter of fiscal 2021 the Company launched an accelerated share repurchase program by advancing $250 million to a financial institution in a privately negotiated transaction.
The following table summarizes the activity under the 2019 and 2020 Repurchase Authorizations during fiscal 2021:

Amount Authorized (2019 and 2020 Repurchase Authorizations)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$2,000,000,000	$131.22	1,726,472	1,726,472
(1)Includes commissions paid and calculated at the average price per share
As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020, with such suspension remaining in effect through the fiscal third quarter of 2020. During the fourth fiscal quarter of 2020, the Company resumed share repurchases. As of October 1, 2021, the Company has no remaining amounts available under the 2019 Repurchase Authorization and $782.9 million remaining under the 2020 Repurchase Authorization.
Our share repurchase programs do not obligate the Company to purchase any shares. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to a Rule 10b5-1 plan or otherwise. The authorization for the share repurchase programs may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.
Unregistered Sales of Equity Securities
None.

Performance Graph
The following graph and table shows the changes over the five-year period ended October 1, 2021 in the value of $100 as of the close of market on September 30, 2016 in (1) the common stock of Jacobs Engineering Group Inc., (2) the Standard & Poor’s 500 Stock Index and (3) the Standard & Poor's 1500 IT Consulting & Other Services Index.
The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

	2016	2017	2018	2019	2020	2021
Jacobs Engineering Group Inc.	100.00	113.60	150.86	181.65	185.79	267.25
S&P 500	100.00	118.61	139.85	145.80	167.89	218.27
S&P 1500 IT Consulting & Other Services	100.00	109.04	127.58	123.12	127.55	172.79

Item 6.    SELECTED FINANCIAL DATA
The information required by Item 301 and Item 302 of Regulation S-K has been omitted as we have elected to adopt the changes to Item 301 and Item 302 of Regulation S-K contained in SEC Release No. 33-10890.

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
Accounting for Pension Plans
The accounting for pension plans requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions include discount rates, investment returns and projected salary increases, among others. The actuarial assumptions used in determining the funded statuses of the plans are provided in Note 13- Pension and Other Postretirement Benefit Plans of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
The expected rates of return on plan assets ranged from 1.8% to 7% for fiscal 2021 and range from 2% to 7% fiscal 2022. We believe the range of rates selected for fiscal 2022 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities ranged from 0.4% to 6.6% in fiscal 2021 and range of 0.6% to 6.6% in fiscal 2022. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.
Changes in the actuarial assumptions often have a material effect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at October 1, 2021 was higher by 0.5%, the PBO would have been lower at that date by approximately $229.4 million for non-U.S. plans, and by approximately $20.5 million for U.S. plans. If the expected return on plan assets was higher by 1.0%, the net periodic pension cost for fiscal 2021 would be lower by approximately $21.2 million for non-U.S. plans, and by approximately $3.4 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the fairness of the actuarial assumptions used.

Redeemable Noncontrolling Interests
In connection with the PA Consulting investment, the Company recorded redeemable noncontrolling interests, representing the interest holders' 35% equity interest in the form of preferred and common shares of PA Consulting. The preferred shares are entitled to a cumulative annual compounding 12% dividend based on the outstanding preferred share subscription price. These interest holders have certain option rights to put the preferred and common share interests back to the Company at a value based on the fair value of PA Consulting (the redemption values). Additionally, the Company has an option to call the interests for certain individual shareholders in certain circumstances. Because the interests are redeemable at the option of the holders and not solely within the control of the Company, the Company classified the interests in redeemable noncontrolling interests within its Consolidated Balance Sheet at their redemption values. The optional redemption features may become exercisable no earlier than five years from the March 2, 2021 closing date, or upon the occurrence of certain other events.
The Company has deemed these interests probable of becoming redeemable in the future and requiring their measurement at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date, or (ii) the historical value resulting from the original acquisition date fair value plus the impact of any earnings or loss attribution amounts, including dividends. The fair value of the the PA Consulting redeemable noncontrolling interests is determined using an income and market approach.
Further, any excess in redemption amounts over the historical values of the interests is recognized as an increase to redeemable noncontrolling interests and an offsetting decrease in consolidated retained earnings. Additionally, particular to the preference share and in certain circumstances the ordinary share components of redeemable noncontrolling interests, such decrease in consolidated retained earnings is also reflected as a corresponding downward adjustment to net earnings attributable to Jacobs for purposes of the calculation of consolidated earnings per share attributable to common shareholders.
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
We evaluate impairment of goodwill either by assessing qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, or by performing a quantitative assessment. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and circumstances affecting the reporting unit. If we choose to perform a qualitative assessment and after considering the totality of events or circumstances, we determine it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we would perform a quantitative fair value test.
U.S. GAAP does not prescribe a specific valuation method for estimating the fair value of reporting units. Any valuation technique used to estimate the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others.
We use income and market approaches to test our goodwill for possible impairment which requires us to make estimates and judgments. Under the income approach, fair value is determined by using the discounted cash flows of our reporting units. The Company’s discount rate reflects a weighted average cost of capital (“WACC”) for a peer group of companies representative of the Company’s respective reporting units. Under the market approach, the fair values of our reporting units are determined by reference to guideline companies that are reasonably comparable to our reporting units; the fair values are estimated based on the valuation multiples of the invested capital associated with the guideline companies. In assessing whether there is an indication that the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of fair values indicated.
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
For the 2021 fiscal year, we have determined that the fair value of our reporting units substantially exceeded their respective carrying values for the Consolidated Balance Sheets presented and any analysis beyond the qualitative level was not considered necessary.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended October 1, 2021, October 2, 2020 and September 27, 2019

(In thousands, except per share information)

	October 1, 2021	October 2, 2020	September 27, 2019
Revenues	$14,092,632	$13,566,975	$12,737,868
Direct cost of contracts	(11,048,860)	(10,980,307)	(10,260,840)
Gross profit	3,043,772	2,586,668	2,477,028
Selling, general and administrative expenses	(2,355,683)	(2,050,695)	(2,072,177)
Operating Profit	688,089	535,973	404,851
Other Income (Expense):
Interest income	3,503	4,729	9,487
Interest expense	(72,714)	(62,206)	(83,867)
Miscellaneous income (expense), net	76,724	(37,293)	20,488
Total other income (expense), net	7,513	(94,770)	(53,892)
Earnings from Continuing Operations Before Taxes	695,602	441,203	350,959
Income Tax Expense for Continuing Operations	(274,781)	(55,320)	(36,954)
Net Earnings of the Group from Continuing Operations	420,821	385,883	314,005
Net Earnings of the Group from Discontinued Operations	10,008	137,984	559,214
Net Earnings of the Group	430,829	523,867	873,219
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(39,213)	(32,022)	(23,045)
Net Loss Attributable to Redeemable Noncontrolling Interests	85,414	—	—
Net Earnings Attributable to Jacobs from Continuing Operations	467,022	353,861	290,960
Net (Earnings) Attributable to Noncontrolling Interests from Discontinued Operations	—	—	(2,195)
Net Earnings Attributable to Jacobs from Discontinued Operations	10,008	137,984	557,019
Net Earnings Attributable to Jacobs	$477,030	$491,845	$847,979
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$3.15	$2.69	$2.11
Basic Net Earnings from Discontinued Operations Per Share	$0.08	$1.05	$4.03
Basic Earnings Per Share	$3.22	$3.74	$6.14

Diluted Net Earnings from Continuing Operations Per Share	$3.12	$2.67	$2.09
Diluted Net Earnings from Discontinued Operations Per Share	$0.08	$1.04	$4.00
Diluted Earnings Per Share	$3.20	$3.71	$6.08

2021 Overview
COVID-19 Pandemic. There are many risks and uncertainties regarding the COVID-19 pandemic, including the anticipated duration of the pandemic and the extent of local and worldwide social, political, and economic disruption it may cause. The Company’s operations for fiscal 2021 were adversely impacted by COVID-19. While certain business units of Critical Mission Solutions, People & Places Solutions and PA Consulting have experienced, and may continue to experience, an increase in demand for certain of their services regarding new projects that may arise in response to the COVID-19 pandemic, it is still expected that COVID-19 is likely to continue to have an adverse impact on each of Critical Missions Solutions, People & Places Solutions and PA Consulting in fiscal 2022, although to a lesser degree than what was seen in 2021 or 2020.

Please refer to Item 1A - Risk Factors, for a discussion of risks and uncertainties related to COVID-19, including the potential impacts on the Company’s business, financial condition and results of operations.
Net earnings attributable to the Company from continuing operations for fiscal 2021 were $467.0 million (or $3.12 per diluted share), an increase of $113.2 million, or 32.0%, from $353.9 million (or $2.67 per diluted share) for the prior year. Overall favorable operating profit improvements during the current year compared to the last year benefited from our PA Consulting and Buffalo Group investing activities in the current year as well as operating profit results in our legacy businesses. These favorable items were offset by the one-time impact of $261.4 million in relation to certain transaction proceeds amounts for the PA investment required to be treated as post-completion compensation expense due to continuing employment requirements associated with employees of PA receiving transaction proceeds in accordance with US generally accepted accounting principles. This required treatment had no impact on the total purchase consideration for this investment. Additionally, included in the Company's reported results in miscellaneous income (expense), net from continuing operations for the year ended October 1, 2021 was $34.7 million in pre-tax net gains associated with our investment in Worley stock (net of Worley stock dividend), which was sold during the fourth quarter fiscal 2021, and certain foreign currency revaluations relating to the ECR sale, as well as pre-tax realized gains associated with our investment in C3.ai, Inc. ("C3") of $49.6 million, which was sold during fiscal 2021, as further discussed Note 8- Joint Ventures, VIEs and Other Investments. Further, $38.6 million in offsetting pre-tax other-than-temporary impairment charges were recorded for our AWE Management Ltd ("AWE") investment in fiscal 2021. In comparison, miscellaneous income (expense), net for the corresponding 2020 period included pre-tax earnings of $330.2 million in Restructuring and other charges and transaction costs associated in part with the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs which are discussed in Note 17- Restructuring and Other Charges and $74.5 million in pre-tax fair value losses associated with our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale. Income tax expense for continuing operations for fiscal 2021 was $274.8 million, an increase of $219.5 million, or 396.7%, from $55.3 million in the prior year. Key drivers for this year-over-year increase include $48.7 million related to nondeductible compensation expense relating to the PA Consulting acquisition, $25.6 million related to tax law changes enacted in the United Kingdom, and the current year change in valuation allowance of $38.9 million as compared to income tax benefits during fiscal 2020 of $11.3 million for the release of uncertain tax positions, $6.8 million related to income tax rate changes, the prior year change in valuation allowance of $16.9 million, with the remaining increase related mainly to higher levels of pre-tax income in 2021.
Net earnings attributable to Jacobs from discontinued operations for fiscal 2021 were $10.0 million (or $0.08 per diluted share), a decrease of $128.0 million, or 92.8%, from $138.0 million (or $1.04 per diluted share) for the prior year. Included in net earnings attributable to the Company from discontinued operations for the current year was the pre-tax gain amount of $15.6 million associated with the final working capital settlement with Worley in connection with the ECR sale during the current year. Also, the comparative 2020 year to date period included the settlement of the Nui Phao ("NPMC") legal matter that was reimbursed by insurance, the recognition of the deferred gain for the delayed conveyance of the international entities and for the delivery of the ECR IT assets and adjustments for working capital and certain other items in connection with the ECR sale. For further discussion, see Note 16 - Sale of Energy, Chemicals and Resources ("ECR") Business.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting. For further discussion, see Note 14- PA Consulting Business Combination.
On November 24, 2020, Jacobs completed the acquisition of Buffalo Group. For further discussion, see Note 15- Other Business Combinations.
Backlog at October 1, 2021 was $26.6 billion, up $2.8 billion, from $23.8 billion for the prior year. New prospects and new sales remain strong and the Company continues to have a positive outlook for many of the industry groups and sectors in which our clients operate.
Subsequent to October 1, 2021, the Company has entered into the planning stages for identifying certain additional leased space that it intends to abandon or market for sublease and expects to record associated impairment charges in fiscal 2022 upon finalization of these plans. Potential charges for these plans are expected to approximate up to $70 million.
Results of Operations

Fiscal 2021 Compared to Fiscal 2020
Revenues for the year ended October 1, 2021 were $14.09 billion, an increase of $525.7 million, or 3.9%, from $13.57 billion for the prior year. The increase in revenues was due partly to fiscal 2021 incremental revenues from the PA Consulting investment completed in March 2021, the Buffalo Group business acquisition completed in November 2020 and the March 2020 John Wood Group nuclear business acquisition. In addition, revenue growth benefited from favorable foreign currency translation of $238.6 million for the year ended October 1, 2021, in our international businesses, as compared to unfavorable impacts of $30.8 million for the corresponding period last year. The current year benefits were partially offset by market conditions and certain contract wind downs in our U.S. businesses and the extra week of activity in fiscal 2020.
Pass-through costs included in revenues for the year ended October 1, 2021 were $2.38 billion, in comparison to $2.61 billion in the prior year. In general, pass-through costs are more significant on projects that have a higher content of field services activities. Pass-through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects that start at various times within a fiscal year, the effect of pass-through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.
Gross profit for the year ended October 1, 2021 was $3.04 billion, up $457.1 million, or 17.7%, from $2.59 billion for the prior year. Our gross profit margins were 21.6% and 19.1% for the years ended October 1, 2021 and October 2, 2020, respectively. The increase in our gross profit and gross profit margins were mainly attributable to the recent business acquisitions mentioned along with favorable foreign currency translation impacts in our international businesses partially offset by market conditions and certain contract wind downs in our U.S. businesses and the extra week of activity in fiscal 2020 as noted above.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment level.
Selling, general & administrative expenses for the year ended October 1, 2021 were $2.36 billion, an increase of $305.0 million, or 14.9%, from $2.05 billion for the prior year. The current year's results were impacted by incremental SG&A expenses from the recent business acquisitions mentioned above and higher personnel-related costs, partly offset by lower other operational overhead costs and the extra week of activity in fiscal 2020. Additionally, restructuring and other charges for fiscal 2021 were mainly attributable to post-completion compensation expense of $261 million in connection with the investment in PA Consulting, while fiscal 2020 included $325.1 million of restructuring and other charges and transaction costs associated in part with the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs. Incremental SG&A expenses from the above-mentioned business acquisitions have been offset in part by continued reductions in personnel-related and other overhead costs resulting from our ongoing cost reduction programs. Unfavorable impacts on SG&A expenses from foreign exchange were $75.9 million for the year ended October 1, 2021 as compared to nominal favorable impacts for the corresponding period last year.
Net interest expense for the year ended October 1, 2021 was $69.2 million, an increase of $11.7 million from $57.5 million for the prior year. The increase in net interest expense year over year is primarily due to the higher levels of debt outstanding in the current year as a result of the PA acquisition, partially offset by lower interest rates.
Miscellaneous income (expense), net for the year ended October 1, 2021 was $76.7 million, an increase of $114.0 million as compared to $(37.3) million in expense for the prior year. The increase from the prior year was due primarily to $34.7 million in pre-tax net gains associated with changes in the fair value of our investment in Worley stock (net of Worley stock dividend) (which was sold in fourth quarter fiscal 2021) and certain foreign currency revaluations relating to the ECR sale in the current year, compared to pre-tax net losses of $74.5 million in the prior year. Also included in miscellaneous (expense) income during the current year are pre-tax realized gains of $49.6 million related to holdings of our C3 shares sold during the period, as further discussed in Note 11 - Joint Ventures, VIEs and Other Investments. These favorable impacts for fiscal 2021 were partially offset by other-than-temporary impairment charges on our investment in AWE in the amount of $38.6 million.

The following table reconciles total income tax expense on continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense on continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (dollars in thousands):

	For the Years Ended
	October 1, 2021	%	October 2, 2020	%	September 27, 2019	%
Statutory amount	$146,078	21.0%	$92,652	21.0%	$73,701	21.0%
State taxes, net of the federal benefit	14,564	2.1%	7,254	1.6%	10,183	2.9%
Exclusion of tax on non-controlling interests	(7,999)	(1.1)%	(6,622)	(1.5)%	(4,839)	(1.4)%
Foreign:
Difference in tax rates of foreign operations	3,684	0.5%	(6,267)	(1.4)%	1,083	0.3%
Expense/(benefit) from foreign valuation allowance change	2,148	0.3%	(16,861)	(3.8)%	(29,125)	(8.3)%
Nondeductible compensation	48,727	7.0%	—	—%	—	—%
U.S. tax cost (benefit) of foreign operations	35,228	5.1%	42,992	9.7%	(17,760)	(5.1)%
Tax differential on foreign earnings	89,787	12.9%	19,864	4.5%	(45,802)	(13.1)%
Foreign tax credits	(25,230)	(3.6)%	(26,471)	(6.0)%	(15,682)	(4.5)%
Tax Rate Change	25,588	3.7%	(6,811)	(1.5)%	—	—%
Tax reform	—	—%	—	—%	36,674	10.4%
Valuation allowance	38,928	5.6%	—	—%	(207)	(0.1)%
Uncertain tax positions	978	0.1%	(11,338)	(2.6)%	(6,883)	(2.0)%
Other items:
Energy efficient commercial buildings deduction	(3,760)	(0.5)%	(7,267)	(1.6)%	(2,957)	(0.8)%
Disallowed officer compensation	6,689	1.0%	5,081	1.2%	5,568	1.6%
Stock compensation	(9,946)	(1.4)%	(10,234)	(2.3)%	(7,864)	(2.2)%
Other items – net	(896)	(0.1)%	(788)	(0.2)%	(4,938)	(1.4)%
Total other items	(7,913)	(1.1)%	(13,208)	(3.0)%	(10,191)	(2.8)%
Taxes on income from continuing operations	$274,781	39.5%	$55,320	12.5%	$36,954	10.5%
The Company’s consolidated effective income tax rate for the year ended October 1, 2021 increased to 39.5% from 12.5% for fiscal 2020. Key drivers for this year-over-year increase in the effective tax rate include impacts from $261 million in nondeductible compensation relating to the PA investment post-completion compensation expense, $25.6 million related to tax law changes enacted in the United Kingdom, and the current year change in valuation allowance of $38.9 million as compared to income tax benefits during fiscal 2020 of $11.3 million for the release of uncertain tax positions, $6.8 million related to income tax rate changes, the prior year change in valuation allowance of $16.9 million, with the remaining increase related mainly to higher levels of pre-tax income in 2021.

Segment Financial Information
The following tables present total revenues and segment operating profit for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and expenses relating to the restructuring other charges (as defined in Note 17- Restructuring and Other Charges) and transaction costs (in thousands).

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Revenues from External Customers:
Critical Mission Solutions	$5,087,052	$4,965,952	$4,551,162
People & Places Solutions	8,378,179	8,601,023	8,186,706
PA Consulting	627,401	—	—
Total	$14,092,632	$13,566,975	$12,737,868

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Segment Operating Profit:
Critical Mission Solutions	$447,161	$372,070	$310,043
People & Places Solutions (1)	780,380	740,707	714,394
PA Consulting	151,071	—	—
Total Segment Operating Profit	1,378,612	1,112,777	1,024,437
Other Corporate Expenses (2)	(340,129)	(249,391)	(264,351)
Restructuring, Transaction and Other Charges (3)	(350,394)	(327,413)	(355,235)
Total U.S. GAAP Operating Profit	688,089	535,973	404,851
Total Other Income (Expense), net (4)	7,513	(94,770)	(53,892)
Earnings from Continuing Operations Before Taxes	$695,602	$441,203	$350,959

(1)Includes $19.5 million, net, in charges related to a legal settlement for the year ended October 1, 2021 and $25.0 million in charges associated with a certain project for the year ended September 27, 2019.
(2)Other corporate expenses include intangibles amortization of $149.8 million, $90.6 million and $79.1 million for the years ended October 1, 2021, October 2, 2020 and September 27, 2019, respectively. Also includes costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amount of $14.8 million for the year ended September 27, 2019.
(3)Included in the year ended October 1, 2021 is $297.8 million of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs.
(4)The years ended October 1, 2021, October 2, 2020 and September 27, 2019 include $34.7 million, $(74.3) million and $(64.8) million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividends) (sold during the current year) and certain foreign currency revaluations relating to ECR sale proceeds, respectively and revenues under the Company's TSA with Worley of $0.2 million, $15.8 million and $35.4 million, respectively. The year ended October 1, 2021 includes $38.6 million related to impairment of our AWE Management Ltd. investment and $49.6 million in fair value adjustments related to our investment in C3 stock. Lastly, includes gain on settlement of the CH2M retiree medical plans of $35.0 million for the year ended September 27, 2019.

In evaluating the Company’s performance by operating segment, the CODM reviews various metrics and statistical data for each Line Of Business ("LOB") and PA Consulting, but focuses primarily on revenues and operating profit. As discussed above, segment operating profit includes not only local SG&A expenses but the SG&A expenses of the Company’s support groups that have been allocated to the segments. In addition, the Company attributes each segment's specific incentive compensation plan costs to the segments. The revenues of the People & Places Solutions LOB are more affected by pass-through revenues than the Critical Mission Solutions LOB or the PA Consulting segment. The methods for recognizing revenue, incentive fees, project losses and change orders are consistent among the segments.
    Critical Mission Solutions

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Revenue	$5,087,052	$4,965,952	$4,551,162
Operating Profit	$447,161	$372,070	$310,043
Critical Mission Solutions (CMS) segment revenues for the year ended October 1, 2021 were $5.09 billion, up $121.1 million, or 2.4%, from $4.97 billion for the prior year. Our increase in revenue was primarily attributable to incremental revenue from the Buffalo Group and John Wood Group nuclear business acquisitions. There was also comparable revenue growth from most elements of our legacy portfolio, driven by increased spending by customers in the U.S. government business sector and our legacy international clients, mitigated by several large contracts winding down in the U.S. and one less week of activity as compared to fiscal year end 2020. Impacts on revenues from favorable foreign currency translation were approximately $61.8 million for the year ended October 1, 2021, compared to $4.5 million in unfavorable impacts in the corresponding prior year.
Operating profit for the segment was $447.2 million for the year ended October 1, 2021, up $75.1 million, or 20.2%, from $372.1 million for the prior year. The increases from the prior year were primarily attributable to incremental operating profit from the Buffalo Group and John Wood Group nuclear business acquisitions, and the continued growth in profits from our U.S. governmental business sector and our legacy international business. Impacts on operating profit from favorable foreign currency translation were approximately $9.7 million for the year ended October 1, 2021, compared to $0.4 million in unfavorable impacts in the corresponding prior year.
People & Places Solutions

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Revenue	$8,378,179	$8,601,023	$8,186,706
Operating Profit	$780,380	$740,707	$714,394
Revenues for the People & Places Solutions (P&PS) segment for the year ended October 1, 2021 were $8.38 billion, down $222.8 million, or 2.6%, from $8.60 billion for the prior year. The decrease in revenue was driven by softer market conditions in our advanced facilities business and one less week of activity during fiscal year ended October 1, 2021, as compared to the prior year. These items were partially offset by $176.8 million in favorable foreign currency translation in our international business for the year ended October 1, 2021, compared to $26.2 million in unfavorable impacts in the corresponding prior year.
Operating profit for the segment for the year ended October 1, 2021 was $780.4 million, an increase of $39.7 million, or 5.4%, from $740.7 million for the comparative period in 2020. The year-over-year increase is primarily related to lower spend on travel, discretionary operating expenditures and other operating expenditures and real estate transformation initiatives enacted in fiscal year 2020. Impacts on operating profit from favorable foreign currency translation were approximately $30.9 million for the year ended October 1, 2021, compared to $6.1 million in unfavorable impacts in the corresponding prior year. In addition, these were partially offset by $19.5 million in net charges related to a legal settlement for the year ended October 1, 2021.

PA Consulting

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Revenue	$627,401	$—	$—
Operating Profit	$151,071	$—	$—
Revenues and operating profit for the PA Consulting segment for the year ended October 1, 2021 were $627.4 million and $151.1 million, respectively. There were no comparable periods in the prior year, given the transaction closed on March 2, 2021.
Other Corporate Expenses
Other corporate expenses were $340.1 million, $249.4 million and $264.4 million for the years ended October 1, 2021, October 2, 2020 and September 27, 2019, respectively. The increase from fiscal 2020 to fiscal 2021 was due primarily to higher intangible amortization expense from the PA Consulting investment and the Buffalo Group and John Wood Group nuclear business acquisitions, as well as impacts from Company benefit program enhancements. These increases were partly offset by employee related and other cost reductions across the Company's corporate functions.
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
Restructuring and Other Charges
For discussion regarding restructuring and other charges, see Note 17- Restructuring and Other Charges to the Consolidated Financial Statements.
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
The following table summarizes our backlog for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in millions):

	October 1, 2021	October 2, 2020	September 27, 2019
Critical Mission Solutions	$10,589	$9,104	$8,460
People & Places Solutions	15,738	14,714	14,109
PA Consulting	304	—	—
Total	$26,631	$23,818	$22,569
The increase in backlog in Critical Mission Solutions for the years presented was primarily the result of the acquisition of Buffalo Group and conversion of the other robust CMS pipeline.
The increase in backlog in People & Places Solutions for the years presented was primarily the result of new awards in the U.K. and U.S. markets.
Backlog in PA Consulting as of October 1, 2021 was $303.6 million. The PA Consulting transaction closed on March 2, 2021.
Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $10.8 billion (or 40.5% of total backlog), $8.5 billion (or 35.7% of total backlog) and $8.8 billion (or 39.1% of total backlog) at October 1, 2021, October 2, 2020 and September 27, 2019, respectively. Most of our federal government contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).
We estimate that approximately $8.50 billion, or 31.9%, of total backlog at October 1, 2021 will be realized as revenues within the next fiscal year.
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
For a discussion on the year ended October 2, 2020 compared to the year ended September 27, 2019, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 2, 2020.
Liquidity and Capital Resources
At October 1, 2021, our principal sources of liquidity consisted of $1.01 billion in cash and cash equivalents and $1.92 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
The amount of cash and cash equivalents at October 1, 2021 represented an increase of $151.8 million from $862.4 million at October 2, 2020, the reasons for which are described below.
Our cash flow provided by operations of $726.3 million during fiscal 2021 was comparatively lower than the $806.8 million in cash flow provided by operations for the prior year. This change was due primarily to unfavorable impacts from net cash earnings driven by $261 million in cash used associated with PA Consulting post-completion compensation payments made during the year. These payments were offset in part by overall improved working capital performance, driven by favorability in accounts receivable collection trends partly offset by payments of certain costs deferred from the 2020 COVID assistance programs in the U.S and Europe.

Our cash used for investing activities for fiscal 2021 of $1.38 billion was comparatively higher than the $429.1 million cash used for investing activities for the prior year. The increase was due primarily to the Buffalo Group acquisition and our investment in PA Consulting during fiscal 2021, partially offset by proceeds received from the Company's disposal of the Worley and C3 investments and the final ECR sale working capital settlement. Investing activities during the prior year were largely associated with the acquisition of John Wood Group's nuclear business of $293.6 million.
Our cash provided by financing activities for the fiscal year ended 2021 of $799.0 million resulted mainly from net proceeds from borrowings of $1.22 billion mainly in connection with the PA Consulting investment, offset by cash used for share repurchases of $274.9 million and $156.0 million in dividends to shareholders and non-controlling interests. Cash used for financing activities was $208.3 million in fiscal 2020 and resulted mainly from common stock repurchases of $337.3 million and dividend payments to both shareholders and non-controlling interests of $144.0 million, offset by net proceeds from borrowings of $265.3 million.
At October 1, 2021, the Company had approximately $140.4 million in cash and cash equivalents held in the U.S. and $873.9 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Japan and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no material impediments to repatriating these funds to the U.S.
On November 19, 2021, Jacobs consummated its previously announced acquisition of BlackLynx ("BlackLynx"). Pursuant to and subject to the terms and conditions of Agreement and Plan of Merger (the “Merger Agreement”), Jacobs acquired all of BlackLynx's outstanding shares of common stock, in a transaction valued at up to $257.5 million, on a cash-free, debt-free basis, including base consideration of $250 million, and a potential earn-out payment of up to $7.5 million. The amount of any earnout payment will depend on BlackLynx achieving certain revenue and gross margin thresholds in calendar year 2022. The purchase price was paid in cash and is subject to customary post-closing adjustments.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was$1.7 billion, funded through cash on hand, a new term loan and draws on the Company's existing revolver. The remaining 35% interest is held by PA Consulting employees. See Note 14- PA Consulting Business Combination for more discussion on the investment and Note 9- Borrowings for more discussion on the financing for the transaction.
On January 20, 2021, the Company entered into an unsecured delayed draw term loan facility (the “2021 Term Loan Facility”) with a syndicate of financial institutions as lenders. Under the 2021 Term Loan Facility, the Company borrowed an aggregate principal amount of $200.0 million and £650.0 million. The proceeds of the term loans were used primarily to fund the investment in PA Consulting. The 2021 Term Loan Facility contains affirmative and negative covenants and events of default customary for financings of this type that are consistent with those included in the Revolving Credit Facility and the Company’s unsecured term loan facility dated March 25, 2020 (the “2020 Term Loan Facility”). The 2020 Term Loan Facility and the 2021 Term Loan Facility are together referred to as the "Term Loan Facilities".
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions which allows Jacobs to further expand its cyber and intelligence solutions offerings to government clients. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million which was expected to be settled in fiscal 2022. See Note 15- Other Business Combinations for further discussion.
The Company had $263.8 million in letters of credit outstanding at October 1, 2021. Of this amount, $1.7 million was issued under the Revolving Credit Facility and $262.1 million was issued under separate, committed and uncommitted letter-of-credit facilities.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations. We further believe that our financial resources and discretionary spend controls will allow us to continue managing the negative impacts of the COVID-19 pandemic on our business operations for the foreseeable future. We will continue to evaluate the impact of the pandemic on our business and reassess accordingly.
We were in compliance with all of our debt covenants at October 1, 2021.

Contractual Obligations
The following table sets forth certain information about our contractual obligations as of October 1, 2021 (in thousands):

	Payments Due by Fiscal Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$2,898,458	$53,456	$1,409,518	$1,125,484	$310,000
Interest (1)	224,021	56,523	96,584	37,261	33,653
Operating leases	1,025,873	194,981	316,535	234,192	280,165
Unfunded portion of defined benefit pension plans (2)	191,444	24,820	52,658	56,955	57,011
Obligations under nonqualified deferred compensation plans (3)	209,912	32,675	69,323	74,980	32,934
Purchase obligations (4)	3,171,289	2,411,949	759,340	—	—
Total	$7,720,997	$2,774,404	$2,703,958	$1,528,872	$713,763
(1)Determined based on borrowings outstanding at the end of fiscal 2021 using the interest rates in effect at that time, considering the effects of interest rate swap agreements, and for our outstanding long-term debt, concluding with the expiration date of the debt facilities as defined below.
(2)Assumes that future contributions will be consistent with amounts contributed in fiscal 2021, allowing for certain growth based on rates of inflation and salary increases, but limited to the amount recorded as of October 1, 2021. Actual contributions will depend on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.
(3)Assumes that future payments will be consistent with amounts paid in fiscal 2021. Due to the non-qualified nature of the plans, and the fact that benefits are based in part on years of service, the payments included in the schedule were limited to the amount recorded as of October 1, 2021.
(4)Represents those liabilities estimated to be under firm contractual commitments as of October 1, 2021; primarily accounts payable, accrued payroll and accrued dividends.
Effects of Inflation and Changing Prices
The effects of inflation and changing prices on our business is discussed in Item 1A- Risk Factors, and is incorporated herein by reference.
Off-Balance Sheet Arrangements
We are party to financial instruments with off-balance sheet risk in the form of guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off-balance sheet arrangements are not reasonably likely to have a material adverse effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 18- Commitments and Contingencies and Derivative Financial Instruments of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
New Accounting Pronouncements
ASU 2017-04, Simplifying the Test for Goodwill Impairment, is effective for fiscal years beginning after December 15, 2019. ASU 2017-04 removed the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. An entity will now recognize a goodwill impairment charge for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The adoption of ASU 2017-04 had no impact on the Company's financial position, results of operations or cash flows.
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
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of October 1, 2021, we had an aggregate of $2.4 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Revolving Credit Facility and the Term Loan Facilities bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. Additionally, if our consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. However, as discussed in Note 18- Commitments and Contingencies and Derivative Financial Instruments, we have entered into swap agreements with an aggregate notional value of $923.9 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.5 billion in principal amount subject to variable interest rate risk.
For the year ended October 1, 2021, our weighted average floating rate borrowings that are subject to floating rate exposure were approximately $1.4 billion. If floating interest rates had increased by 1.00%, our interest expense for the year ended October 1, 2021 would have increased by approximately $14.3 million.
    Foreign Currency Risk
In situations where our operations incur contract costs in currencies other than their functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $506.5 million in notional value of exchange rate sensitive instruments at October 1, 2021. See Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion.
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

The Company’s management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act as of October 1, 2021, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of the Evaluation Date were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
As permitted by SEC guidance for newly acquired businesses, management's assessment of the Company's disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of PA Consulting that are subsumed by internal control over financial reporting. PA Consulting accounted for approximately 19% of total assets as of the Evaluation Date and approximately 4% of total revenues of the Company for the fiscal year ended on the Evaluation Date.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting as of the Evaluation Date was effective. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s internal control over financial reporting did not include an assessment of internal control over financial reporting of PA Consulting. PA Consulting accounted for approximately 19% of total assets as of the Evaluation Date and approximately 4% of total revenues of the Company for the fiscal year ended on the Evaluation Date.
The Company's independent registered public accounting firm, Ernst & Young LLP, that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of October 1, 2021, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended October 1, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers, Promoters and Control Persons
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is set forth under the caption “Members of the Board of Directors” and “Corporate Governance” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers, is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.”
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

PART IV
EXHIBITS AND FINANCIAL STATEMENTS
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1)The Company’s Consolidated Financial Statements at October 1, 2021 and October 2, 2020 and for each of the three years in the period ended October 1, 2021, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.
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

2.3
Implementation Deed, dated as of November 27, 2020, by and among PA Consulting Group Limited, CEP IV Garden S.A.R.L., Jacobs Consulting Solutions Limited, Jacobs Engineering Group Inc. and the persons set out in Schedule 1 thereto. Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on November 30, 2020 and incorporated herein by reference.

2.4
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

3.2
Amended and Restated Bylaws of Jacobs Engineering Group Inc., dated as of November 10, 2021. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on November 10, 2021 and incorporated herein by reference.

4.1	Description of the Registrant’s Securities. Filed as Exhibit 4.1 to the Registrant’s fiscal 2020 Annual Report on Form 10-K and incorporated herein by reference

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

10.3
Note Purchase Agreement, dated March 12, 2018, by and between Jacobs Engineering Group Inc. and the Purchasers identified therein. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on March 13, 2018, and incorporated herein by reference.

10.4
First Amendment to the Note Purchase Agreement, dated May 11, 2018, by and among Jacobs Engineering Group Inc. and the Purchasers identified therein. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 15, 2018 and incorporated herein by reference.

10.5
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

10.6
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

10.12#†	Form of Indemnification Agreement entered into between Jacobs Engineering Group Inc. and certain of its officers and directors.

10.13#
Jacobs Engineering Group Inc. 1989 Employee Stock Purchase Plan (as amended and restated on January 19, 2017). Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 24, 2017 and incorporated herein by reference.

10.14#
Jacobs Engineering Group Inc. Global Employee Stock Purchase Plan (as amended and restated on January 19, 2017). Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 24, 2017 and incorporated herein by reference.

10.15#
Jacobs Engineering Group Inc. Executive Deferral Plan, effective January 1, 2018. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 2, 2017 and incorporated herein by reference.

10.16#
Jacobs Engineering Group Inc. Directors Deferral Plan, effective January 1, 2018. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on October 2, 2017 and incorporated herein by reference.

10.17#
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

10.19#	Jacobs Engineering Group Inc. Executive Severance Plan, effective May 2, 2018. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on May 4, 2018 and incorporated herein by reference.

10.20#
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

10.22#
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

10.26#
Form of Restricted Stock Unit Agreement (Performance Shares - ROIC - 2019 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 filed February 6, 2019 and incorporated herein by reference.

10.27#
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

10.32#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2021 and incorporated herein by reference.

10.33#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2021 and incorporated herein by reference.

10.34#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2021 and incorporated herein by reference.

10.35
Transition Services Agreement, dated as of April 26, 2019, by and between Jacobs Engineering Group Inc. and WorleyParsons Limited. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on April 29, 2019 and incorporated herein by reference.

10.36#
Jacobs Engineering Group Inc. Leadership Performance Plan, as amended and restated effective November 18, 2020. Filed as Exhibit 10.37 to the Registrant's 2020 Annual Report on Form 10-K and incorporated herein by reference.

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

JACOBS ENGINEERING GROUP INC.
Dated:	November 23, 2021	By:	/S/ Steven J. Demetriou
Steven J. Demetriou
Chair of the Board and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Steven J. Demetriou	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	November 23, 2021
Steven J. Demetriou
/S/ Vincent K. Brooks	Director	November 23, 2021
Vincent K. Brooks
/S/ Robert C. Davidson, Jr.	Director	November 23, 2021
Robert C. Davidson, Jr.
/S/ Ralph E. Eberhart	Director	November 23, 2021
Ralph E. Eberhart
/S/ Manny Fernandez	Director	November 23, 2021
Manny Fernandez
/S/ Georgette D. Kiser	Director	November 23, 2021
Georgette D. Kiser
/S/ Linda Fayne Levinson	Director	November 23, 2021
Linda Fayne Levinson
/S/ Barbara L. Loughran	Director	November 23, 2021
Barbara L. Loughran
/S/ Robert A. McNamara	Director	November 23, 2021
Robert A. McNamara
/S/ Christopher M.T. Thompson	Director	November 23, 2021
Christopher M.T. Thompson
/S/ Kevin C. Berryman	President and Chief Financial Officer (Principal Financial Officer)	November 23, 2021
Kevin C. Berryman
/S/ William B. Allen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 23, 2021
William B. Allen

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
October 1, 2021

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2021

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	October 1, 2021	October 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,014,249	$862,424
Receivables and contract assets	3,101,418	3,167,310
Prepaid expenses and other	176,228	162,355
Investment in equity securities	—	347,510
Total current assets	4,291,895	4,539,599
Property, Equipment and Improvements, net	353,117	319,371
Other Noncurrent Assets:
Goodwill	7,197,000	5,639,091
Intangibles, net	1,565,758	658,340
Deferred income tax assets	103,193	211,047
Operating lease right-of-use assets	650,097	576,915
Miscellaneous	471,549	409,990
Total other noncurrent assets	9,987,597	7,495,383
	$14,632,609	$12,354,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$53,456	$—
Accounts payable	908,441	1,061,754
Accrued liabilities	1,533,559	1,249,883
Operating lease liability	172,414	164,312
Contract liabilities	542,054	465,648
Total current liabilities	3,209,924	2,941,597
Long-term debt	2,839,933	1,676,941
Liabilities relating to defined benefit pension and retirement plans	418,080	568,176
Deferred income tax liabilities	214,380	3,366
Long-term operating lease liability	758,358	735,202
Other deferred liabilities	559,375	573,404
Commitments and Contingencies
Redeemable Noncontrolling interests	657,722	—
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 128,892,540 shares and 129,747,783 shares as of October 1, 2021 and October 2, 2020, respectively	128,893	129,748
Additional paid-in capital	2,590,012	2,598,446
Retained earnings	4,015,578	4,020,575
Accumulated other comprehensive loss	(794,442)	(933,057)
Total Jacobs stockholders’ equity	5,940,041	5,815,712
Noncontrolling interests	34,796	39,955
Total Group stockholders’ equity	5,974,837	5,855,667
	$14,632,609	$12,354,353
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended October 1, 2021, October 2, 2020 and September 27, 2019
(In thousands, except per share information)

	October 1, 2021	October 2, 2020	September 27, 2019
Revenues	$14,092,632	$13,566,975	$12,737,868
Direct cost of contracts	(11,048,860)	(10,980,307)	(10,260,840)
Gross profit	3,043,772	2,586,668	2,477,028
Selling, general and administrative expenses	(2,355,683)	(2,050,695)	(2,072,177)
Operating Profit	688,089	535,973	404,851
Other Income (Expense):
Interest income	3,503	4,729	9,487
Interest expense	(72,714)	(62,206)	(83,867)
Miscellaneous income (expense), net	76,724	(37,293)	20,488
Total other income (expense), net	7,513	(94,770)	(53,892)
Earnings from Continuing Operations Before Taxes	695,602	441,203	350,959
Income Tax Expense for Continuing Operations	(274,781)	(55,320)	(36,954)
Net Earnings of the Group from Continuing Operations	420,821	385,883	314,005
Net Earnings of the Group from Discontinued Operations	10,008	137,984	559,214
Net Earnings of the Group	430,829	523,867	873,219
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(39,213)	(32,022)	(23,045)
Net Loss Attributable to Redeemable Noncontrolling Interests	85,414	—	—
Net Earnings Attributable to Jacobs from Continuing Operations	467,022	353,861	290,960
Net (Earnings) Attributable to Noncontrolling Interests from Discontinued Operations	—	—	(2,195)
Net Earnings Attributable to Jacobs from Discontinued Operations	10,008	137,984	557,019
Net Earnings Attributable to Jacobs	$477,030	$491,845	$847,979
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$3.15	$2.69	$2.11
Basic Net Earnings from Discontinued Operations Per Share	$0.08	$1.05	$4.03
Basic Earnings Per Share	$3.22	$3.74	$6.14

Diluted Net Earnings from Continuing Operations Per Share	$3.12	$2.67	$2.09
Diluted Net Earnings from Discontinued Operations Per Share	$0.08	$1.04	$4.00
Diluted Earnings Per Share	$3.20	$3.71	$6.08
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Fiscal Years Ended October 1, 2021, October 2, 2020 and September 27, 2019
(In thousands)

	October 1, 2021	October 2, 2020	September 27, 2019
Net Earnings of the Group	$430,829	$523,867	$873,219
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	15,585	64,052	15,972
Gain (loss) on cash flow hedges	29,332	(21,883)	1,369
Change in pension and retiree medical plan liabilities	142,135	(75,334)	(157,632)
Other comprehensive income (loss) before taxes	187,052	(33,165)	(140,291)
Income Tax (Expense) Benefit:
Foreign currency translation adjustment	(3,110)	(3,722)	—
Cash flow hedges	(7,357)	7,285	(568)
Change in pension and retiree medical plan liabilities	(37,970)	13,357	30,750
Income Tax (Expense) Benefit:	(48,437)	16,920	30,182
Net other comprehensive income (loss)	138,615	(16,245)	(110,109)
Net Comprehensive Income of the Group	569,444	507,622	763,110
Net Earnings Attributable to Noncontrolling Interests	(39,213)	(32,022)	(25,240)
Net Loss Attributable to Redeemable Noncontrolling Interests	85,414	—	—
Net Comprehensive Income Attributable to Jacobs	$615,645	$475,600	$737,870
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Financial Information for a presentation of amounts reclassified to net income during the period.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended October 1, 2021, October 2, 2020 and September 27, 2019
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 28, 2018	$142,218	$2,708,839	$3,809,991	$(806,703)	$5,854,345	$90,009	$5,944,354
Net earnings	—	—	847,979	—	847,979	25,240	873,219
Disposition of ECR business, net of deferred taxes $5,402	—	—	—	112,764	112,764	(45,727)	67,037
Adoption of ASC 606, net of deferred taxes $(10,825)	—	—	(37,209)	—	(37,209)	—	(37,209)
Foreign currency translation adjustments	—	—	—	(84,456)	(84,456)	—	(84,456)
Pension and retiree medical plan liability, net of deferred taxes of $25,348	—	—	—	(139,218)	(139,218)	—	(139,218)
Gain on derivatives, net of deferred taxes of $568	—	—	—	801	801	—	801
Noncontrolling interest acquired / consolidated	—	(1,113)	—	—	(1,113)	—	(1,113)
Dividends	—	—	(92,980)	—	(92,980)	—	(92,980)
Distributions to noncontrolling interests	—	—	—	—	—	(15,555)	(15,555)
Stock based compensation	—	69,128	9	—	69,137	—	69,137
Issuances of equity securities including shares withheld for taxes	1,681	43,508	(6,872)	—	38,317	—	38,317
Repurchases of equity securities	(11,020)	(260,912)	(581,744)	—	(853,676)	—	(853,676)
Balances at September 27, 2019	$132,879	$2,559,450	$3,939,174	$(916,812)	$5,714,691	$53,967	$5,768,658
Net earnings	—	—	491,845	—	491,845	32,022	523,867
Foreign currency translation adjustments, net of deferred taxes of $3,722	—	—	—	60,330	60,330	—	60,330
Pension and retiree medical plan liability, net of deferred taxes of $(13,357)	—	—	—	(61,977)	(61,977)	—	(61,977)
(Loss) Gain on derivatives, net of deferred taxes of $(7,285)	—	—	—	(14,598)	(14,598)	—	(14,598)
Dividends	—	—	(99,921)	—	(99,921)	—	(99,921)
Noncontrolling interests - distributions and other	—	5,002	—	—	5,002	(46,034)	(41,032)
Stock based compensation	—	47,048	1,102	—	48,150	—	48,150
Issuances of equity securities including shares withheld for taxes	998	17,890	(9,447)	—	9,441	—	9,441
Repurchases of equity securities	(4,129)	(30,944)	(302,178)	—	(337,251)	—	(337,251)
Balances at October 2, 2020	$129,748	$2,598,446	$4,020,575	$(933,057)	$5,815,712	$39,955	$5,855,667
Net earnings	—	—	477,030	—	477,030	39,213	516,243
Foreign currency translation adjustments, net of deferred taxes of $3,110	—	—	—	12,475	12,475	—	12,475
Pension and retiree medical plan liability, net of deferred taxes of $37,970	—	—	—	104,165	104,165	—	104,165
Gain on derivatives, net of deferred taxes of $7,357	—	—	—	21,975	21,975	—	21,975
Dividends	—	—	(109,616)	—	(109,616)	—	(109,616)
Noncontrolling interests - distributions and other	—	—	—	—	—	(44,372)	(44,372)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(175,183)	—	(175,183)	—	(175,183)
Stock based compensation	—	56,221	—	—	56,221	—	56,221
Issuances of equity securities including shares withheld for taxes	871	20,345	(9,006)	—	12,210	—	12,210
Repurchases of equity securities	(1,726)	(85,000)	(188,222)	—	(274,948)	—	(274,948)
Balances at October 1, 2021	$128,893	$2,590,012	$4,015,578	$(794,442)	$5,940,041	$34,796	$5,974,837
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 1, 2021, October 2, 2020 and September 27, 2019
(In thousands)

	October 1, 2021	October 2, 2020	September 27, 2019
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$430,829	$523,867	$873,219
Adjustments to reconcile net earnings to net cash flows provided by (used for) operations:
Depreciation and amortization:
Property, equipment and improvements	101,024	91,070	90,171
Intangible assets	149,776	90,563	79,098
Gain on sale of ECR business	(15,608)	(110,236)	(935,110)
Loss on disposal of other businesses and investments	—	—	9,608
(Gain) loss on investment in equity securities	(71,325)	103,623	78,108
Stock based compensation	56,221	48,150	69,137
Equity in earnings of operating ventures, net of return on capital distributions	10,941	9,172	(8,784)
Loss on disposals of assets, net	1,003	766	6,222
Impairment of equity method investment and other long term assets	40,640	162,238	—
Loss (gain) on pension and retiree medical plan changes	2,783	4,598	(33,087)
Deferred income taxes	113,623	82,275	(105,939)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	242,154	(107,784)	(67,894)
Prepaid expenses and other current assets	6,800	(27,280)	(13,117)
Miscellaneous other assets	116,097	110,678	5,267
Accounts payable	(165,502)	(92,838)	295,146
Income taxes payable	20,961	35,194	(294,995)
Accrued liabilities	(252,305)	(27,849)	(305,716)
Other deferred liabilities	(63,915)	(64,390)	(106,256)
Other, net	2,079	(24,968)	(1,514)
Net cash provided by (used for) operating activities	726,276	806,849	(366,436)
Cash Flows from Investing Activities:
Additions to property and equipment	(92,814)	(118,269)	(135,977)
Disposals of property and equipment and other assets	474	96	7,177
Capital contributions to equity investees, net of return of capital distributions	(5,016)	(12,278)	(8,761)
Acquisitions of businesses, net of cash acquired	(1,741,062)	(293,580)	(575,110)
Disposals of investment in equity securities	421,315	—	64,708
Proceeds (Payments) related to sales of businesses	36,360	(5,061)	2,801,425
Purchases of noncontrolling interests	—	—	(1,113)
Net cash (used for) provided by investing activities	(1,380,743)	(429,092)	2,152,349
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	4,445,080	2,986,661	2,782,193
Repayments of long-term borrowings	(3,216,965)	(2,521,467)	(3,996,970)
Proceeds from short-term borrowings	—	78	200,001
Repayments of short-term borrowings	(7,675)	(200,008)	(28,566)
Debt issuance costs	(2,747)	(1,807)	(3,915)
Proceeds from issuances of common stock	38,077	37,235	64,958
Common stock repurchases	(274,948)	(337,251)	(853,676)
Taxes paid on vested restricted stock	(25,867)	(27,794)	(26,641)
Cash dividends, including to noncontrolling interests	(155,972)	(143,962)	(106,396)
Net cash provided by (used for) financing activities	798,983	(208,315)	(1,969,012)
Effect of Exchange Rate Changes	19,635	61,914	20,809
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	164,151	231,356	(162,290)
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	862,424	631,068	793,358
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,026,575	$862,424	$631,068
See the accompanying Notes to Consolidated Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Basis of Presentation
Description of Business
Jacobs is a leading global professional services company that designs and deploys technology-centric solutions to solve many of the world’s most complex challenges. We operate in three operating segments: Critical Mission Solutions, People & Places Solutions and the recent strategic investment in PA Consulting Group Limited ("PA Consulting").
We provide a broad range of technical, professional and construction services including engineering, design and architectural services; construction and construction management services; operations and maintenance services; and process, scientific and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, the Middle East, India, Australia, New Zealand and Asia. We provide our services under cost-reimbursable and fixed-price contracts, with our fixed-price contracts comprised mainly of professional services arrangements and in some limited cases, construction. The percentage of revenues realized from each of these types of contracts for the fiscal years ended October 1, 2021, October 2, 2020 and September 27, 2019 was as follows:

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Cost-reimbursable	76%	76%	76%
Fixed-price	24%	24%	24%
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
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was$1.7 billion, funded through cash on hand, proceeds from a new term loan and draws on the Company's existing revolver. Further, in connection with the transaction, an additional $261 million in investment proceeds had not yet been distributed at the investment date due to continuing employment requirements of associated management owners. Consequently, this amount represented compensation expense incurred related to the investment that was expensed subsequent to the acquisition date, and is reflected in selling, general and administrative expense and cash from operations for the current fiscal year. The remaining 35% interest is held by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment under U.S. GAAP accounting rules See Note 14- PA Consulting Business Combination for more discussion on the investment and Note 9- Borrowings for more discussion on the financing for the transaction.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions which allows Jacobs to further expand its cyber and intelligence solutions offerings to government clients. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million which was expected to be settled in fiscal 2022. Subsequent to the closing date and during the current fiscal year, the Company recognized the $7.7 million as an offset to selling, general and administrative expense as it was no longer expected to be paid. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 15- Other Business Combinations.
On March 6, 2020, a subsidiary of Jacobs completed the acquisition of the nuclear consulting, remediation and program management business of John Wood Group, a U.K.-based energy services company, for an enterprise value of £246 million, or approximately $317.9 million, less cash acquired of $24.3 million. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 15- Other Business Combinations.
On June 12, 2019, Jacobs completed the acquisition of The KeyW Holding Corporation (“KeyW”), a U.S.-based national security solutions provider to the intelligence, cyber, and counter terrorism communities, by acquiring 100% of the outstanding shares of KeyW common stock. The Company paid total consideration of $902.6 million, which was comprised of approximately $604.2 million in cash to the former stockholders and certain equity award holders of KeyW and the assumption of KeyW’s debt of approximately $298.4 million. The Company repaid all of the assumed KeyW debt by the end of the fourth fiscal quarter of 2019. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 15- Other Business Combinations.
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. As of October 1, 2021, all of the ECR business to be sold under the terms of the sale has been conveyed to Worley and as such, no amounts remain held for sale. For further discussion see Note 16- Sale of Energy, Chemicals and Resources ("ECR") Business.
2.Significant Accounting Policies
Revenue Accounting for Contracts
Engineering, Procurement & Construction Contracts and Service Contracts
On September 29, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, including the subsequent ASUs that amended and clarified the related guidance. The Company recognizes engineering, procurement, and construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer in accordance with ASC Topic 606, Revenue from Contracts with Customers. Upon adoption of ASC Topic 606, contracts which include engineering, procurement and construction services are generally accounted for as a single deliverable (a single performance obligation) and are no longer segmented between types of services. In some instances, the Company’s services associated with a construction activity are limited to specific tasks such as customer support, consulting or supervisory services. In these instances, the services are typically identified as separate performance obligations.
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
The assets of a joint venture are restricted for use to the obligations of the particular joint venture and are not available for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees which may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. See Note 19- Contractual Guarantees, Litigation, Investigations and Insurance for further discussion.
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
See Note 8- Joint Ventures, VIEs and Other Investments for further discussion.
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
Certain other assets and liabilities, such as forward contracts and interest rate swap agreements we purchased as cash-flow hedges discussed in Note 18- Commitments and Contingencies and Derivative Financial Instruments and the Company's investment in Worley ordinary shares discussed in Note 16 - Sale of Energy, Chemicals and Resources are required to be carried in our Consolidated Financial Statements at Fair Value.
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
Cash Equivalents
We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at October 1, 2021 and October 2, 2020 consisted primarily of money market mutual funds and overnight bank deposits.

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
We perform our annual goodwill impairment assessment as of the first day of the fourth fiscal quarter each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, the Company then compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. During 2021, we completed our annual goodwill impairment test and qualitatively determined that none of our goodwill was impaired. We have determined that the fair value of our reporting units exceeded their respective carrying values for the Consolidated Balance Sheets presented.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Long-term project asset and vehicle leases (leases with terms greater than twelve months), along with all real estate and IT asset leases, are recorded on the consolidated balance sheet at the present value of the minimum lease payments not yet paid. Because the Company primarily acts as a lessee and the rates implicit in its leases are not readily determinable, the Company generally uses its incremental borrowing rate on the lease commencement date to calculate the present value of future lease payments. Certain leases include payments that are based solely on an index or rate. These variable lease payments are included in the calculation of the ROU asset and lease liability and are initially measured using the index or rate at the lease commencement date. Other variable lease payments, such as payments based on use and for property taxes, insurance, or common area maintenance that are based on actual assessments are excluded from the ROU asset and lease liability and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any deferred rent, lease prepayments and initial direct costs of obtaining the lease, such as commissions.
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
We measure our defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end, which is September 30, 2021 as the alternative measurement date in accordance with FASB guidance ASU 2015-04, Compensation Retirement Benefit (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Asset. This guidance allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Redeemable Noncontrolling Interests
In connection with the PA Consulting investment, the Company recorded redeemable noncontrolling interests, representing the interest holders' 35% equity interest in the form of preferred and common shares of PA Consulting. The preferred shares are entitled to a cumulative annual compounding 12% dividend based on the outstanding preferred share subscription price. These interest holders have certain option rights to put the preferred and common share interests back to the Company at a value based on the fair value of PA Consulting (the redemption values). Additionally, the Company has an option to call the interests for certain individual shareholders in certain circumstances. Because the interests are redeemable at the option of the holders and not solely within the control of the Company, the Company classified the interests in redeemable noncontrolling interests within its Consolidated Balance Sheet at their redemption values. The optional redemption features may become exercisable no earlier than five years from the March 2, 2021 closing date, or upon the occurrence of certain other events.
The Company has deemed these interests probable of becoming redeemable in the future and requiring their measurement at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date, or (ii) the historical value resulting from the original acquisition date fair value plus the impact of any earnings or loss attribution amounts, including dividends. The fair value of the the PA Consulting redeemable noncontrolling interest is determined using an income and market approach.
Further, any excess in redemption amounts over the historical values of the interests is recognized as an increase to redeemable noncontrolling interests and an offsetting decrease in consolidated retained earnings. Additionally, particular to the preference share and in certain circumstances the ordinary share components of redeemable noncontrolling interests, such decrease in consolidated retained earnings is also reflected as a corresponding downward adjustment to net earnings attributable to Jacobs for purposes of the calculation of consolidated earnings per share attributable to common shareholders.
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
The Tax Cuts and Jobs Act of 2017 (the "Tax Act") contains a provision which subjects a U.S. parent of a foreign subsidiary to current U.S. tax on its global intangible low–taxed income (“GILTI”). The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. The Company will report the tax impact of GILTI as a period cost when incurred. Accordingly, the Company is not providing deferred taxes for basis differences expected to reverse as GILTI.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Business Combinations
U.S. GAAP requires that the purchase price paid for business combinations accounted for using the acquisition method be allocated to the assets and liabilities acquired based on their respective Fair Values. The Company makes certain estimates and judgments relating to other assets and liabilities acquired as well as any identifiable intangible assets acquired.
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
New Accounting Pronouncements
ASU 2017-04, Simplifying the Test for Goodwill Impairment, is effective for fiscal years beginning after December 15, 2019. ASU 2017-04 removed the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. An entity will now recognize a goodwill impairment charge for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The adoption of ASU 2017-04 had no impact on the Company's financial position, results of operations or cash flows.
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
ASU 2020-04, Reference Rate Reform, (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting is intended to provide relief for entities impacted by reference rate reform and contains provisions and optional expedients designed to simplify requirements around designation of hedging relationships, probability assessments of hedged forecasted transactions and accounting for modifications of contracts that refer to LIBOR or other rates affected by reference rate reform. The guidance is elective and is effective on the date of issuance. ASU 2020-04 is applied prospectively to contract modifications and as of the effective date for existing and new eligible hedging relationships. The guidance is temporary and will generally not be applicable to transactions which occur after December 31, 2022. Management does not expect the adoption of ASU 2020-04 to have a material impact on the Company's financial position, results of operations or cash flows.
3.Revenue Accounting for Contracts
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
The following table further disaggregates our revenue by geographic area for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Revenues:
United States	$9,671,281	$10,158,508	$9,006,730
Europe	3,140,114	2,253,284	2,242,976
Canada	227,692	227,067	213,172
Asia	114,118	117,698	195,023
India	70,772	50,618	62,543
Australia and New Zealand	647,866	537,076	533,251
South America and Mexico	—	11	7,416
Middle East and Africa	220,789	222,713	476,757
Total	$14,092,632	$13,566,975	$12,737,868

The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues:

For the Years Ended
October 1, 2021	October 2, 2020	September 27, 2019
33%	33%	27%

Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the year ended October 1, 2021 that was included in the contract liability balance on October 2, 2020 was $405 million. Revenue recognized for the year ended October 2, 2020 that was included in the contract liability balance on September 27, 2019 was $410 million.
Remaining Performance Obligations
The Company’s remaining performance obligations as of October 1, 2021 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $14.9 billion in remaining performance obligations as of October 1, 2021. The Company expects to recognize 52% of our remaining performance obligations within the next twelve months and the remaining 48% thereafter.
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
4.Earnings Per Share and Certain Related Information
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$467,022	$353,861	$290,960
Preferred Redeemable Noncontrolling interests redemption value adjustment (See Note 14- PA Consulting Business Combination)	(57,307)	—	—
Net earnings from continuing operations allocated to participating securities	—	(72)	(415)
Net earnings from continuing operations allocated to common stock for EPS calculation	$409,715	$353,789	$290,545

Net earnings attributable to Jacobs from discontinued operations	$10,008	$137,984	$557,019
Net earnings from discontinued operations allocated to participating securities	—	(28)	(795)
Net earnings from discontinued operations allocated to common stock for EPS calculation	$10,008	$137,956	$556,224

Net earnings allocated to common stock for EPS calculation	$419,723	$491,745	$846,769

Denominator for Basic and Diluted EPS:
Weighted average basic shares	130,194	131,541	138,104
Shares allocated to participating securities	—	(27)	(197)
Shares used for calculating basic EPS attributable to common stock	130,194	131,514	137,907

Effect of dilutive securities:
Stock compensation plans	1,080	1,207	1,299
Shares used for calculating diluted EPS attributable to common stock	131,274	132,721	139,206

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$3.15	$2.69	$2.11
Basic Net Earnings from Discontinued Operations Per Share	$0.08	$1.05	$4.03
Basic Earnings Per Share:	$3.22	$3.74	$6.14
Diluted Net Earnings from Continuing Operations Per Share	$3.12	$2.67	$2.09
Diluted Net Earnings from Discontinued Operations Per Share	$0.08	$1.04	$4.00
Diluted Earnings Per Share:	$3.20	$3.71	$6.08

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Share Repurchases
On January 17, 2019, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s common stock, to expire on January 16, 2022 (the "2019 Repurchase Authorization"). On January 16, 2020, the Company's Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). In the fourth quarter of fiscal 2021 the Company launched an accelerated share repurchase program by advancing $250 million to a financial institution in a privately negotiated transaction.
The following table summarizes the activity under the 2019 and 2020 Repurchase Authorizations during fiscal 2021:

Amount Authorized (2019 and 2020 Repurchase Authorizations)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$2,000,000,000	$131.22	1,726,472	1,726,472
(1)Includes commissions paid and calculated at the average price per share
As a precautionary measure in light of the COVID-19 pandemic, the Company temporarily suspended purchases under the share repurchase plan in March 2020, with such suspension remaining in effect through the fiscal third quarter of 2020. During the fourth fiscal quarter of 2020, the Company resumed share repurchases. As of October 1, 2021, the Company has no remaining amounts available under the 2019 Repurchase Authorization and $782.9 million remaining under the 2020 Repurchase Authorization.
Our share repurchase programs do not obligate the Company to purchase any shares. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to a Rule 10b5-1 plan or otherwise. The authorization for the share repurchase programs may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.
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
Dividends
On September 23, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.21 per share of the Company’s common stock which was paid on October 29, 2021, to shareholders of record on the close of business on October 15, 2021. Future dividend declarations are subject to review and approval by the Company’s Board of Directors.
Dividends paid through October 1, 2021 and the preceding fiscal year are as follows:

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
July 14, 2021	July 30, 2021	August 27, 2021	$0.21
April 22, 2021	May 28, 2021	June 25, 2021	$0.21
January 27, 2021	February 26, 2021	March 26, 2021	$0.21
September 17, 2020	October 2, 2020	October 30, 2020	$0.19
July 9, 2020	July 24, 2020	August 21, 2020	$0.19
May 5, 2020	May 20, 2020	June 17, 2020	$0.19
January 16, 2020	January 31, 2020	February 28, 2020	$0.19

5.Goodwill and Intangibles
The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets October 1, 2021 and October 2, 2020 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	PA Consulting	Total
Balance October 2, 2020	$2,409,081	$3,230,010	$—	$5,639,091
Acquired	130,691	—	1,448,328	1,579,019
Post-Acquisition Adjustments	1,612	—	—	1,612
Foreign Exchange Impact	9,247	10,773	(42,742)	(22,722)
Balance October 1, 2021	$2,550,631	$3,240,783	$1,405,586	$7,197,000
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets for the year ended October 1, 2021 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances, October 2, 2020	$614,045	$43,572	$723	$658,340
Acquired	849,117	—	229,075	1,078,192
Amortization	(138,795)	(4,052)	(6,929)	(149,776)
Foreign currency translation	(15,306)	500	(6,192)	(20,998)
Balances, October 1, 2021	$1,309,061	$40,020	$216,677	$1,565,758
Weighted Average Amortization Period (years)	8	10	19	10
The weighted average amortization period includes the effects of foreign currency translation.
The following table presents estimated amortization expense of intangible assets for fiscal 2022 and for the succeeding years. The amounts below include preliminary amortization estimates for the Buffalo and PA Consulting opening balance sheet fair values that are still preliminary and are subject to change.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal Year	(in millions)
2022	$184.1
2023	183.8
2024	183.6
2025	183.2
2026	168.4
Thereafter	662.7
Total	$1,565.8

6.Other Financial Information
Receivables and contract assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at October 1, 2021 and October 2, 2020 as well as certain other related information (in thousands):

	October 1, 2021	October 2, 2020
Components of receivables:
Amounts billed, net	$1,278,087	$1,294,204
Unbilled receivables and other	1,343,588	1,449,184
Contract assets	479,743	423,922
Total receivables and contract assets, net	$3,101,418	$3,167,310
Other information about receivables:
Amounts due from the United States federal government included above, net of contract liabilities	$563,009	$600,207
Property, Equipment and Improvements, Net
The following table presents the components of our property, equipment and improvements, net at October 1, 2021 and October 2, 2020 (in thousands):

	October 1, 2021	October 2, 2020
Land	$970	$966
Buildings	52,822	21,550
Equipment	586,302	560,352
Leasehold improvements	201,522	187,980
Construction in progress	21,188	16,410
	862,804	787,258
Accumulated depreciation and amortization	(509,687)	(467,887)
	$353,117	$319,371

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents our property, equipment and improvements, net by geographic area for the years ended October 1, 2021 and October 2, 2020 (in thousands):

	For the Years Ended
	October 1, 2021	October 2, 2020
Property, equipment and improvements, net:
United States	$229,752	$230,881
Europe	95,746	59,321
Canada	2,076	2,599
Asia	2,170	3,817
India	11,545	10,710
Australia and New Zealand	10,401	10,492
Middle East and Africa	1,427	1,551
Total	$353,117	$319,371
See discussion in Note 10- Leases, regarding impairments recorded in the current year relating to the Company's real estate lease portfolio and related property, equipment and improvements, net.
Accrued Liabilities
The following table presents the components of “Accrued liabilities” shown in the accompanying Consolidated Balance Sheets at October 1, 2021 and October 2, 2020 (in thousands):

	October 1, 2021	October 2, 2020
Accrued payroll and related liabilities	$1,042,265	$746,637
Project-related accruals	56,083	60,531
Non project-related accruals	239,917	237,204
Insurance liabilities	72,950	75,267
Sales and other similar taxes	94,393	104,720
Dividends payable	27,951	25,524
Total	$1,533,559	$1,249,883

Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated income (loss) after-tax for the years ended October 1, 2021 and October 2, 2020 (in thousands):

	Change in Pension and Retiree Medical Plan Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at September 27, 2019	$(436,749)	$(480,045)	$(18)	$(916,812)
Other comprehensive income (loss)	(61,994)	60,330	(17,569)	(19,233)
Reclassifications from other comprehensive income (loss)	17	—	2,971	2,988
Balance at October 2, 2020	$(498,726)	$(419,715)	$(14,616)	$(933,057)
Other comprehensive income (loss)	94,606	12,475	14,339	121,420
Reclassifications from other comprehensive income (loss)	9,559	—	7,636	17,195
Balance at October 1, 2021	$(394,561)	$(407,240)	$7,359	$(794,442)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
7.Income Taxes
The following table presents the components of our consolidated income taxes for continuing operations for years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Current income tax (benefit) expense from continuing operations:
Federal	$91,313	$(37,030)	$25,549
State	30,886	(5,021)	6,639
Foreign	38,959	41,616	57,156
Total current tax expense from continuing operations	161,158	(435)	89,344
Deferred income tax expense (benefit) from continuing operations:
Federal	35,109	53,485	6,607
State	21,826	7,133	20,408
Foreign	56,688	(4,863)	(79,405)
Total deferred tax expense (benefit) from continuing operations	113,623	55,755	(52,390)
Consolidated income tax expense from continuing operations	$274,781	$55,320	$36,954
Deferred taxes reflect the tax effects of temporary differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The following table presents the components of our net deferred tax (liabilities) assets at October 1, 2021 and October 2, 2020 (in thousands):

	October 1, 2021	October 2, 2020
Deferred tax assets:
Obligations relating to:
Defined benefit pension plans	$9,702	$55,949
Other employee benefit plans	156,931	132,613
Net operating losses	197,929	197,987
Foreign tax credit	87,689	87,259
Contract revenues and costs	81,633	68,870
Investments	—	65,235
Lease liability	155,064	154,979
Deferred interest	9,988	11,410
Valuation allowance	(188,662)	(140,578)
Gross deferred tax assets	510,274	633,724
Deferred tax liabilities:
Depreciation and amortization	(436,324)	(240,097)
Lease right of use asset	(93,338)	(89,824)
Unremitted earnings	(7,111)	(17,295)
Partnership investment	(72,560)	(66,082)
Other, net	(12,128)	(12,745)
Gross deferred tax liabilities	(621,461)	(426,043)
Net deferred tax (liabilities) assets	$(111,187)	$207,681

Certain amounts have been reclassified to conform to current year presentation.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tax law changes were enacted in the United Kingdom that, among other provisions, will increase the corporate tax rate to 25% from 19% effective April 1, 2023. The rate change resulted in an increase to our net deferred tax liabilities of $25.6 million and a corresponding increase to income tax expense for the year ended October 1, 2021. Our income tax expense in the United Kingdom will be based on the new rate beginning in April 2023.
A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. The valuation allowance was $188.7 million at October 1, 2021 and $140.6 million at October 2, 2020. Of the $48.1 million increase in the valuation allowance, $27.4 million relates to a change in judgment on the realizability of domestic deferred tax assets which are capital in nature with no expected capital gains to be able to realize them, $11.7 million for a change in judgment on the realizability on state net operating losses, a change of $4.6 million from certain deferred tax assets acquired in the PA Consulting acquisition which have been determined to not be realizable, $3.5 million relates to a tax rate change in the U.K., and $0.9 million attributable to current year activity.
At October 1, 2021 and October 2, 2020, the domestic and international net operating loss (NOL) carryforwards totaled $760.4 million and $783.9 million, resulting in an NOL deferred tax asset of $197.9 million and $198.0 million, respectively. The Company's net operating losses have various expiration periods between 2021 and indefinite periods. At October 1, 2021, the Company has foreign tax credit carryforwards of $87.7 million, which has a full valuation allowance established, expiring between 2022 and 2031.
The following table presents the income tax benefits from continuing operations realized from the exercise of non-qualified stock options and disqualifying dispositions of stock sold under our employee stock purchase plans for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in millions):

For the Years Ended
October 1, 2021	October 2, 2020	September 27, 2019
$9.9	$10.2	$7.9

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles total income tax expense from continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense for continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (dollars in thousands):

	For the Years Ended
	October 1, 2021	%	October 2, 2020	%	September 27, 2019	%
Statutory amount	$146,078	21.0%	$92,652	21.0%	$73,701	21.0%
State taxes, net of the federal benefit	14,564	2.1%	7,254	1.6%	10,183	2.9%
Exclusion of tax on non-controlling interests	(7,999)	(1.1)%	(6,622)	(1.5)%	(4,839)	(1.4)%
Foreign:
Difference in tax rates of foreign operations	3,684	0.5%	(6,267)	(1.4)%	1,083	0.3%
Expense/(benefit) from foreign valuation allowance change	2,148	0.3%	(16,861)	(3.8)%	(29,125)	(8.3)%
Nondeductible compensation	48,727	7.0%	—	—%	—	—%
U.S. tax cost (benefit) of foreign operations	35,228	5.1%	42,992	9.7%	(17,760)	(5.1)%
Tax differential on foreign earnings	89,787	12.9%	19,864	4.5%	(45,802)	(13.1)%
Foreign tax credits	(25,230)	(3.6)%	(26,471)	(6.0)%	(15,682)	(4.5)%
Tax Rate Change	25,588	3.7%	(6,811)	(1.5)%	—	—%
Tax reform	—	—%	—	—%	36,674	10.4%
Valuation allowance	38,928	5.6%	—	—%	(207)	(0.1)%
Uncertain tax positions	978	0.1%	(11,338)	(2.6)%	(6,883)	(2.0)%
Other items:
Energy efficient commercial buildings deduction	(3,760)	(0.5)%	(7,267)	(1.6)%	(2,957)	(0.8)%
Disallowed officer compensation	6,689	1.0%	5,081	1.2%	5,568	1.6%
Stock compensation	(9,946)	(1.4)%	(10,234)	(2.3)%	(7,864)	(2.2)%
Other items – net	(896)	(0.1)%	(788)	(0.2)%	(4,938)	(1.4)%
Total other items	(7,913)	(1.1)%	(13,208)	(3.0)%	(10,191)	(2.8)%
Taxes on income from continuing operations	$274,781	39.5%	$55,320	12.5%	$36,954	10.5%
The following table presents income tax payments, net made during the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in millions):

October 1, 2021	October 2, 2020	September 27, 2019
$75.6	$39.8	$291.7
The following table presents the components of our consolidated earnings from continuing operations before taxes for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
United States earnings	$634,820	$208,302	$225,898
Foreign earnings	60,782	232,901	125,061
	$695,602	$441,203	$350,959

During the first and second quarters of fiscal year ended 2021, Jacobs management asserted that $4.4 million of undistributed earnings in Canada and $7.7 million of undistributed earnings in India be permanently reinvested. Management considered the additional working capital needs along with the future business operations in Canada and India in determining the permanent reinvestment assertion.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties reported above the line (i.e., not as part of income tax expense). The Company’s liability for gross unrecognized tax benefits was $91.9 million and $93.4 million at October 1, 2021 and October 2, 2020, respectively, after ASU 2013-11 netting of $21.7 million and $9.1 million, respectively. If recognized, $84.7 million would affect the Company’s consolidated effective income tax rate. The Company had $41.6 million and $40.4 million in accrued interest and penalties at October 1, 2021 and October 2, 2020, respectively. The Company estimates that, within twelve months, we may realize a decrease in our uncertain tax positions of approximately $5.5 million as a result of concluding various tax audits and closing tax years, as well as an estimated decrease of $15.4 million related to the filing of an amended return which would remove the uncertain tax position from the balance sheet. As of October 1, 2021, the Company’s U.S. federal income tax returns for tax years 2013 and forward remain subject to examination.
The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits for both continuing and discontinued operations, with PA Consulting related impacts added and with ECR-sale related impacts removed in the Acquisitions/Divestitures row, for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Balance, beginning of year	$102,484	$104,355	$179,140
Acquisitions/Divestitures	7,639	—	(31,004)
Additions based on tax positions related to the current year	7,088	1,064	7,455
Additions for tax positions of prior years	1,711	7,472	1,994
Reductions for tax positions of prior years	(4,851)	(6,695)	(49,849)
Settlement	(438)	(3,712)	(3,381)
Balance, end of year	$113,633	$102,484	$104,355
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting. On November 24, 2020, the Company completed the acquisition of Buffalo Group. On March 6, 2020, the Company completed the acquisition of John Wood Group's nuclear business and on June 12, 2019, the Company completed the acquisition of KeyW. For income tax purposes, the PA Consulting, John Wood Group's nuclear business and KeyW transactions were accounted for as stock purchases, while the Buffalo Group transaction was structured as an asset purchase. As a result of the acquisitions, the Company adjusted its U.S. GAAP opening balance sheet of PA Consulting, Buffalo Group, John Wood Group and KeyW to reflect estimates of the fair value of the net assets acquired. For income tax purposes, the tax attributes and basis of net assets acquired carryover without any step-up to fair value in the transactions structured as a stock purchase. However, in the Buffalo Group transaction, the basis of the net assets acquired were stepped up to fair value, as the sale was treated as a purchase of assets. For PA Consulting and Buffalo Group, the Company has made preliminary estimates and recorded deferred taxes associated with the purchase accounting. It is expected that the Company will make adjustments to the purchase accounting over the relevant measurement period as allowed by ASC 805. For John Wood Group's nuclear business and KeyW, the Company completed its purchase accounting in the current and prior fiscal years, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
8.Joint Ventures, VIEs and Other Investments
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

	October 1, 2021	October 2, 2020
Current assets	$289.7	$261.6
Non-Current assets	0.1	0.2
Total assets	$289.8	$261.8
Current liabilities	$220.8	$190.3
Non-current liabilities	—	—
Total liabilities	$220.8	$190.3

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Revenue	$1,037.3	$912.9	$571.6
Direct cost of contracts	(910.1)	(807.9)	(526.7)
Gross profit	127.2	105.0	44.9
Net earnings	$84.3	$72.6	$45.2
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The remaining 35% interest is held by PA Consulting employees. PA Consulting is accounted for as a consolidated subsidiary under U.S. GAAP accounting rules. See Note 14- PA Consulting Business Combination for more discussion on the acquisition.
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
For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $115.1 million and $129.5 million as of October 1, 2021, respectively and $64.1 million and $63.0 million as of October 2, 2020, respectively. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture is included in other noncurrent Assets: miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and Jacobs' investment created when Jacobs purchased their share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of October 1, 2021, the Company’s equity method investments exceeded its share of venture net assets by $36.8 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of October 1, 2021 and October 2, 2020 were a net asset of $121.3 million and $161.3 million, respectively. During the years ended October 1, 2021, October 2, 2020, and September 27, 2019, we recognized income from equity method joint ventures of $60.9 million, $82.2 million, and $48.5 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Summary financial information of unconsolidated joint ventures accounted for under the equity method, as derived from their unaudited financial statements, is as follows (in millions):

	October 1, 2021	October 2, 2020
Current assets	$937.9	$1,697.0
Non-Current assets	42.0	34.9
Total assets	$979.9	$1,731.9
Current liabilities	$769.2	$889.7
Non-current liabilities	33.7	631.0
Total liabilities	802.9	1,520.7
Joint ventures' equity	177.0	211.2
Total liabilities & joint venture equity	$979.9	$1,731.9

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Revenue	$3,299.9	$3,447.0	$3,533.1
Direct cost of contracts	(3,014.2)	(3,126.6)	(3,176.2)
Gross profit	$285.7	$320.4	$356.9
Net earnings	$207.5	$245.3	$227.0
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $19.7 million and $8.3 million as of October 1, 2021 and October 2, 2020, respectively.
The Company currently holds a 24.5% interest in AWE Management Ltd ("AWE") that is accounted for under the equity method, and the carrying value of the Company’s investment as of October 2, 2020 was approximately $38 million. As of October 2, 2020, AWE was under a contractual operating arrangement with the UK Ministry of Defence (MoD) with multiple years remaining under the arrangement. On November 2, 2020, the MoD unexpectedly announced plans to change its current operating agreements with AWE that would result in the early termination of the current contract in 2021. During the fiscal year ended October 1, 2021, the Company recorded other-than-temporary impairment charges on its investment in AWE in the amount of $38.5 million, which were included in miscellaneous income (expense), net in the consolidated statement of earnings.
At October 2, 2020, the Company held a cost method investment in C3.ai, Inc. ("C3") of approximately $2.5 million. On December 9, 2020, C3 completed an initial public offering and as a result the Company carried its investment in C3 at fair value, with mark to market changes reflected in net income as it is an investment in equity securities with a readily determinable fair value based on quoted market prices. During the third fiscal quarter of fiscal 2021 and subsequent to the IPO, the Company sold all shares owned in C3, at a realized pre-tax gain of $49.6 million. Dividend income, unrealized gains and losses on changes in fair value and related realized gains and losses on disposal of the C3 shares have been recognized in miscellaneous income (expense), net in the consolidated statement of earnings.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
9.Borrowings
The following table presents certain information regarding the Company’s long-term debt at October 1, 2021 and October 2, 2020 (dollars in thousands):

	Interest Rate	Maturity	October 1, 2021	October 2, 2020
Revolving Credit Facility	LIBOR + applicable margin (1)	March 2024	$327,794	$152,794
2021 Term Loan Facility	LIBOR + applicable margin (2)	March 2024	1,081,724	—
2020 Term Loan Facility	LIBOR + applicable margin (3)	March 2025 (4)	988,940	1,025,826
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Current Portion (4)			(53,456)	—
Less: Deferred Financing Fees			(5,069)	(1,679)
Total Long-term debt, net			$2,839,933	$1,676,941
(1)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%.The applicable LIBOR rates, including applicable margins, at October 1, 2021 and October 2, 2020 were approximately 1.45% and 1.39%.
(2)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2021 Term Loan Facility (defined below)), borrowings under the 2021 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. The applicable LIBOR rate, including applicable margin, at October 1, 2021 was approximately 1.43%.
(3)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2020 Term Loan Facility (defined below)), borrowings under the 2020 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates, including applicable margins, at October 1, 2021 and October 2, 2020 were approximately 1.45% and 1.37%.
(4)The 2020 Term Loan requires quarterly principal repayments of 1.25%, or $9.125 million and £3.125 million, of the aggregate initial principal amount borrowed.
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility") which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at October 1, 2021.
On December 16, 2020, Jacobs entered into a first amendment to the Revolving Credit Facility, which provides for, among other things, (a) administrative changes allowing a one-time limited conditionality draw under the Revolving Credit Facility in connection with the March 2, 2021 investment by the Company, indirectly through a subsidiary of the Company, of a majority interest in PA Consulting and (b) an increase in the interest rate applicable margin to 1.625% per annum if the Consolidated Leverage Ratio (as defined in the Revolving Credit Facility) of the Company is equal to or greater than 3.00 to 1.00.
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
The 2020 Term Loan Facility and the 2021 Term Loan Facility are together referred to as the "Term Loan Facilities". We were in compliance with the covenants under the Term Loan Facilities at October 1, 2021.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500.0 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at October 1, 2021.
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facilities and other debt approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $555.5 million at October 1, 2021, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $1.7 million in letters of credit under the Revolving Credit Facility, leaving $1.92 billion of available borrowing capacity under the Revolving Credit Facility at October 1, 2021. In addition, the Company had issued $262.1 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $263.8 million at October 1, 2021.
The following table presents the amount of interest paid by the Company during October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

For the Years Ended
October 1, 2021	October 2, 2020	September 27, 2019
$54,860	$58,257	$81,582

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
10.Leases
The components of lease expense (reflected in selling, general and administrative expenses) for the years ended October 1, 2021 and October 2, 2020 were as follows (in thousands):

	October 1, 2021	October 2, 2020
Lease cost
Operating lease cost	$160,026	$169,967
Variable lease cost	31,727	35,083
Sublease income	(12,359)	(14,719)
Total lease cost	$179,394	$190,331
Supplemental information related to the Company's leases for the year ended October 1, 2021 was as follows (in thousands):

Year Ended
Cash paid for amounts included in the measurements of lease liabilities	$209,594
Right-of-use assets obtained in exchange for new operating lease liabilities	$165,770
Weighted average remaining lease term - operating leases	7 years
Weighted average discount rate - operating leases	2.6%
Total remaining lease payments under the Company's leases for each of the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2022	$194,981
2023	164,607
2024	151,928
2025	128,359
2026	105,833
Thereafter	280,165
1,025,873
Less Interest	(95,101)
$930,772

Right-of-Use and Other Long-Lived Asset Impairment
In the fourth fiscal quarter of 2020, as a result and in consideration of the impacts of the COVID-19 pandemic and the changing nature of the Company's use of office space for its workforce, the Company evaluated its existing real estate lease portfolio as part of its transformation initiatives related to real estate and staffing programs. These initiatives during the prior year resulted in the actual abandonment of certain leased office spaces and the establishment of a formal plan to sublease certain other leased spaces that will no longer be utilized by the Company. In connection with the Company’s actions related to these initiatives, the Company evaluated certain of its lease right-of-use assets and related property, equipment and leasehold improvements for impairment under ASC 360.
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
11.Employee Stock Purchase and Stock Incentive Plans
Employee Stock Purchase Plans
Under the Company's stock purchase plans, eligible employees who elect to participate in these plans are granted the right to purchase shares of the common stock of Jacobs at a discount that is limited to 5% of the per-share market value on the day shares are sold to employees. The following table summarizes the stock issuance activity under the plans for the fiscal years ended October 1, 2021, October 2, 2020 and September 27, 2019:

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019

Aggregate Purchase Price Paid for Shares Sold:	$32,148,528	$27,812,601	$27,295,425

Aggregate Number of Shares Sold (in thousands):	287,587	333,078	389,423
At October 1, 2021, there remains 3,177,877 shares reserved for issuance under the Company's stock purchase plans.
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

	1999 SIP	1999 ODSP	Total
Number of shares authorized	29,850,000	1,100,000	30,950,000
Number of remaining shares reserved for issuance at October 1, 2021	4,628,834	299,679	4,928,513
Number of shares relating to outstanding stock options at October 1, 2021	461,859	112,125	573,984
Number of shares available for future awards:
At October 1, 2021	4,166,975	187,554	4,354,529
At October 2, 2020	4,704,458	221,500	4,925,958
Effective September 28, 2012, all grants of shares under the 1999 SIP are issued on a fungible basis. An award other than an option or SAR are granted on a 1.92-to-1.00 basis (“Fungible”). An award of an option or SAR are granted on a 1-to-1 basis (“Not Fungible”).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the fair value of shares (of restricted stock and restricted stock units) vested for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Restricted Stock and Restricted Stock Units (service condition)	$20,374	$29,209	$37,864
Restricted Stock Units (service, market, and performance conditions at target)	26,495	20,998	17,124
Total	$46,869	$50,207	$54,988
At October 1, 2021, the amount of compensation cost relating to non-vested awards not yet recognized in the financial statements is approximately $80.5 million. The majority of these unrecognized compensation costs will be recognized by the first quarter of fiscal 2023. The weighted average remaining contractual term of options currently exercisable is 2.2 years.
Stock Options
The following table summarizes the stock option activity for the years ended October 1, 2021, October 2, 2020 and September 27, 2019:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at September 28, 2018	1,766,759	$45.53
Exercised	(828,529)	$45.63
Cancelled or expired	(11,624)	$42.10
Outstanding at September 27, 2019	926,606	$45.48
Exercised	(212,467)	$44.05
Cancelled or expired	(7,650)	$45.31
Outstanding at October 2, 2020	706,489	$45.91
Exercised	(130,030)	$47.07
Cancelled or expired	(2,475)	$45.18
Outstanding at October 1, 2021	573,984	$45.65
Cash received from the exercise of stock options, net of tax remitted, during the year ended October 1, 2021 was $6.1 million.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Stock options outstanding at October 1, 2021 consisted entirely of non-qualified stock options. The following table presents the total intrinsic value of stock options exercised for the fiscal years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

For the Years Ended
October 1, 2021	October 2, 2020	September 27, 2019
$9,693	$9,986	$27,720
The total intrinsic value of stock options exercisable at October 1, 2021 was approximately $51.1 million. The following table presents certain other information regarding our 1999 SIP and 1999 OSDP for the fiscal years ended October 1, 2021, October 2, 2020 and September 27, 2019:

	October 1, 2021	October 2, 2020	September 27, 2019
At fiscal year end:
Range of exercise prices for options exercisable	$37.03–$60.43	$32.51–$60.43	$32.51–$60.43
Number of options exercisable	573,984	706,489	860,114
For the fiscal year:
Range of prices relating to options exercised	$32.51–$60.43	$37.03-$60.08	$36.88-$60.43
The following table presents certain information regarding stock options outstanding and stock options exercisable at October 1, 2021:

	October 1, 2021
	Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price
$32.51 - $37.03	36,000	0.66	$37.03
$37.43 - $46.09	394,997	3.71	$43.23
$47.11 - $55.13	119,362	1.92	$53.31
$60.08 - $80.63	23,625	2.42	$60.43
	573,984	3.10	$45.65
The 1999 ODSP and the 1999 SIP allow participants to satisfy the exercise price of stock options by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares so tendered are retired and canceled, and are shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity. The weighted average remaining contractual term of options currently exercisable is 3.1 years.
Restricted Stock
The following table presents the number of shares of restricted stock and restricted stock units issued as common stock under the 1999 SIP for the years ended October 1, 2021, October 2, 2020 and September 27, 2019:

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Restricted stock units (service condition)	380,722	351,670	318,056
Restricted stock units (service and performance conditions)	181,132	202,792	240,068
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
The following table presents the number and weighted average grant-date fair value of restricted stock and restricted stock units at October 1, 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at October 2, 2020	1,525,526	$77.88
Granted	801,174	$95.65
Vested	(708,835)	$69.04
Canceled	(173,634)	$84.05
Outstanding at October 1, 2021	1,444,231	$91.23
The following table presents the number of shares of restricted stock and restricted stock units canceled and withheld for taxes under the 1999 SIP for the years ended October 1, 2021, October 2, 2020 and September 27, 2019:

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Restricted stock	—	34,417	105,301
Restricted stock units (service condition)	201,967	183,099	295,122
Restricted stock units (service, market and performance conditions)	218,520	160,781	183,654
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
The following table provides the number of restricted stock units outstanding at October 1, 2021 under the 1999 SIP. No shares of restricted stock were issued under the 1999 ODSP during such periods.

October 1, 2021
Restricted stock	—
Restricted stock units (service condition)	758,830
Restricted stock units (service, market and performance conditions)	579,182
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 ODSP for the years ended October 1, 2021, October 2, 2020 and September 27, 2019:

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Restricted stock units (service condition)	17,680	18,100	26,372

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table provides the number of shares of restricted stock and restricted stock units outstanding at October 1, 2021 under the 1999 ODSP:

October 1, 2021
Restricted stock	26,000
Restricted stock units (service condition)	80,219
All shares granted under the 1999 ODSP are issued on a 1.92-to-1.00 basis.
12.Savings and Deferred Compensation Plans
Savings Plans
We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under Section 401(k) of the U.S. Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. The following table presents the Company’s contributions to these savings plans for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

October 1, 2021	October 2, 2020	September 27, 2019
$132,865	$91,833	$114,006
Deferred Compensation Plans
Our non-qualified deferred compensation programs provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. The plans are unfunded; therefore, benefits are paid from the general assets of the Company. Participants' cash deferrals earn a return based on the participants' selection of investments in several hypothetical investment options. Participants are also able to defer stock based compensation in the plans, which must remain invested in Company stock and are distributed in shares of Jacobs common stock. Since no investment diversification is permitted, changes in the fair value of Jacobs' common stock are not recognized. For the deferred compensation held in company stock, the number of shares needed to settle the liability is included in the denominator in both the basic and diluted earnings per share calculations. The following table presents the amount charged to expense for the Company’s deferred compensation plans for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

October 1, 2021	October 2, 2020	September 27, 2019
$2,900	$203	$2,395
The following table presents the amount relating to assets held as deferred compensation arrangement investments for the years ended October 1, 2021 and October 2, 2020 (in thousands):

	October 1, 2021	October 2, 2020
Deferred compensation arrangement investments	$210,223	$194,933
Deferred compensation arrangement investments are comprised primarily of the cash surrender value of life insurance policies and pooled-investment funds. The fair value of the pooled investment funds is derived using Level 2 inputs.
13.Pension and Other Postretirement Benefit Plans
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. PA Consulting has defined benefit plans that Jacobs now includes in our consolidated financial statements. See Note 14- PA Consulting Business Combination for more discussion on the investment and the related defined benefit plans.
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
The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) for the years ended October 1, 2021 and October 2, 2020 (in thousands):

	U.S. Plans		Non-U.S. Plans
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net benefit obligation at the beginning of the year	$437,920	$448,540	$2,388,077	$2,258,129
Service cost	456	409	6,568	5,710
Interest cost	10,221	12,673	38,907	39,469
Participants’ contributions	—	—	212	167
Actuarial (gains)/losses (1)	(11,808)	15,584	(140,670)	35,626
Benefits paid	(25,582)	(22,836)	(74,477)	(64,395)
Curtailments/settlements/plan amendments	(6,387)	(16,450)	(13,932)	(4,782)
Acquisition of PA Consulting Plans, net of post-deal transfers (2)	—	—	66,065	—
Effect of exchange rate changes and other, net	—	—	104,890	118,153
Net benefit obligation at the end of the year	$404,820	$437,920	$2,375,640	$2,388,077
(1)Current year actuarial gains primarily driven by change in discount rates.
(2)See note below change in assets table.
The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) for the years ended October 1, 2021 and October 2, 2020 (in thousands):

	U.S. Plans		Non-U.S. Plans
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Fair value of plan assets at the beginning of the year	$382,250	$390,210	$2,043,356	$1,916,637
Actual return on plan assets	35,152	33,345	60,040	61,221
Employer contributions	88	88	39,085	33,192
Participants’ contributions	—	—	212	167
Gross benefits paid	(25,582)	(22,836)	(74,477)	(64,395)
Curtailments/settlements/plan amendments	(6,387)	(18,557)	(13,932)	(4,782)
Acquisition of PA Consulting Plans, net of post-deal transfers	—	—	60,160	—
Effect of exchange rate changes and other, net	—	—	89,051	101,316
Fair value of plan assets at the end of the year	$385,521	$382,250	$2,203,495	$2,043,356

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
On March 2, 2021, the Company made a strategic investment in PA Consulting, and as a result acquired a gross pension plan obligation of $1.025 billion and pension assets of $1.018 billion. In the third quarter of fiscal 2021, PA Consulting transferred the majority of the assets and liabilities of its largest pension plan to an insurance company, approximately $960 million each, effectively settling those related assets and liabilities for no impact to net income. Also during fiscal 2021, the Company incurred combined curtailment and settlement losses on our defined benefit plans of approximately $2.8 million primarily related to the Ireland and UK plans. During fiscal 2020, the Company incurred combined curtailment and settlement losses on its defined benefit plans of approximately $4.6 million primarily related to the Ireland and U.S. plans.
The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at October 1, 2021 and October 2, 2020 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net benefit obligation at the end of the year	$404,820	$437,920	$2,375,640	$2,388,077
Fair value of plan assets at the end of the year	385,521	382,250	2,203,495	2,043,356
Underfunded amount recognized at the end of the year	$19,299	$55,670	$172,145	$344,721
The following table presents the accumulated benefit obligation at October 1, 2021 and October 2, 2020 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Accumulated benefit obligation at the end of the year	$404,283	$436,770	$2,305,808	$2,376,059
The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at October 1, 2021 and October 2, 2020 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Prepaid benefit cost included in noncurrent assets	$—	$—	$48,340	$1,037
Accrued benefit cost included in current liabilities	84	85	3,873	4,375
Accrued benefit cost included in noncurrent liabilities	19,215	57,919	216,612	339,049
Net amount recognized at the end of the year	$19,299	$58,004	$172,145	$342,387
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s U.S. plans for the years ended October 1, 2021, October 2, 2020 and September 27, 2019:

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Discount rates	2.3% to 2.8%	2.0% to 2.7%	2.8% to 3.1%
Rates of compensation increases	3.5%	3.5%	3.5%
Expected long-term rates of return on assets	4.7% to 5.1%	4.6% to 4.7%	5.1%
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s non-U.S. plans for the years ended October 1, 2021, October 2, 2020 and September 27, 2019:

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Discount rates	0.6% to 6.6%	0.4% to 6.6%	0.2% to 7.1%
Rates of compensation increases	2.4% to 7.5%	2.7% to 7.5%	3.7% to 7.5%
Expected long-term rates of return on assets	2.0% to 7.0%	1.8% to 7.0%	2.3% to 7.5%
The following table presents certain amounts relating to our U.S. plans recognized in accumulated other comprehensive (gain) loss at October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

	October 1, 2021	October 2, 2020	September 27, 2019
Arising during the period:
Net actuarial (gain) loss	$(25,109)	$(900)	$36,108
Prior service cost (benefit)	0	1,589	—
Total	$(25,109)	689	36,108
Reclassification adjustments:
Net actuarial losses	(3,204)	(2,653)	(2,282)
Prior service cost (benefit)	(325)	(244)	—
Total	(3,529)	(2,897)	(2,282)
Total	$(28,638)	$(2,208)	$33,826
The following table presents certain amounts relating to our non-U.S. plans recognized in accumulated other comprehensive (gain) loss at October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

	October 1, 2021	October 2, 2020	September 27, 2019
Arising during the period:
Net actuarial (gain) loss	$(65,547)	$71,676	$83,368
Net (gain) loss on Sale of ECR	—	—	(12,520)
Prior service cost (benefit)	—	—	29,829
Total	(65,547)	71,676	100,677
Reclassification adjustments:
Net actuarial losses	(8,761)	(6,322)	(6,546)
Prior service cost	(1,219)	(1,169)	(1,075)
Total	(9,980)	(7,491)	(7,621)
Total	$(75,527)	$64,185	$93,056
The following table presents certain amounts relating to our plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at October 1, 2021 and October 2, 2020 (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans		Non-U.S. Plans
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net actuarial loss	$39,217	$67,530	$328,397	$401,930
Prior service cost	1,021	1,345	25,926	27,921
Total	$40,238	$68,875	$354,323	$429,851

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic benefit cost in fiscal 2022 based on 2021 exchange rates (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans	Non-U.S. Plans
Unrecognized net actuarial loss	$2,860	$7,571
Unrecognized prior service cost	431	1,504
Accumulated comprehensive loss to be recorded against earnings	$3,291	$9,075
We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at October 1, 2021 and October 2, 2020 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Plans		Non-U.S. Plans
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Equity securities	3%	3%	15%	21%
Debt securities	58%	58%	54%	56%
Real estate investments	—%	—%	9%	7%
Other	39%	39%	22%	17%
The following table presents the Fair Value of the Company’s Domestic U.S. plan assets at October 1, 2021, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	October 1, 2021
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Equities	$12,331	$—	$—	$—	$12,331
Domestic bonds	74,456	132,138	—	—	206,594
Overseas bonds	—	15,730	—	—	15,730
Cash and equivalents	22,634	—	—	—	22,634
Mutual funds	128,232	—	—	—	128,232
Total	$237,653	$147,868	$—	$—	$385,521

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the Fair Value of the Company’s non-U.S. plan assets at October 1, 2021, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	October 1, 2021
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Domestic equities	$—	$86,117	$—	$2,662	$88,779
Overseas equities	—	142,243	—	101,071	243,314
Domestic bonds	—	48,119	—	—	48,119
Overseas bonds	—	1,049,585	—	56,616	1,106,201
Cash and equivalents	27,579	1,322	—	—	28,901
Real estate	—	17,319	116,936	53,434	187,689
Insurance contracts	—	—	133,802	—	133,802
Hedge funds	—	—	231,319	16,020	247,339
Mutual funds	—	119,351	—	—	119,351
Total	$27,579	$1,464,056	$482,057	$229,803	$2,203,495

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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the changes in the Fair Value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the years ended October 2, 2020 and October 1, 2021 (in thousands):

	Real Estate	Insurance Contracts	Hedge Funds
Balance at Balance at September 27, 2019	$97,539	$72,788	$130,200
Purchases, sales, and settlements	(475)	(7,375)	29,999
Realized and unrealized gains	3,337	(1,399)	5,435
Effect of exchange rate changes	5,021	3,695	6,096
Balance at October 2, 2020	$105,422	$67,709	$171,730
Purchases, sales, and settlements	6,288	2,413	51,513
Realized and unrealized gains (losses)	398	1,448	864
Acquisition of PA Consulting Plans, net of post-deal transfers	—	60,160	—
Effect of exchange rate changes	4,828	2,072	7,212
Balance at October 1, 2021	$116,936	$133,802	$231,319
The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2022 (in thousands):

	U.S. Plans	Non-U.S. Plans
Anticipated cash contributions	$—	$24,820
The following table presents the total benefit payments expected to be paid to plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Plans	Non-U.S. Pans
2022	$33,054	$75,647
2023	31,813	78,126
2024	30,319	79,903
2025	28,968	81,397
2026	27,966	84,151
For the periods 2027 through 2030	122,543	448,088
The following table presents the components of net periodic benefit cost for the Company’s U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

	October 1, 2021	October 2, 2020	September 27, 2019
Service cost	$456	$409	$2,784
Interest cost	10,221	12,673	16,697
Expected return on plan assets	(15,932)	(17,670)	(21,508)
Actuarial loss	4,249	3,518	3,026
Prior service cost	431	323	—
Net pension cost, before special items	$(575)	$(747)	$999
Curtailment expense/Settlement (gain) loss	(64)	3,436	(35,020)
Total net periodic pension cost recognized	$(639)	$2,689	$(34,021)
The following table presents the components of net periodic benefit cost for the Company’s Non-U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended October 1, 2021, October 2,

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
2020 and September 27, 2019 (in thousands):

	October 1, 2021	October 2, 2020	September 27, 2019
Service cost	$6,568	$5,710	$7,171
Interest cost	38,907	39,469	52,627
Expected return on plan assets	(90,346)	(93,407)	(82,274)
Actuarial loss	10,834	7,578	7,854
Prior service cost	1,519	1,405	1,263
Net pension cost, before special items	$(32,518)	$(39,245)	$(13,359)
Curtailment expense/Settlement (gain) loss	2,847	1,341	1,933
Total net periodic pension (income) cost recognized	$(29,671)	$(37,904)	$(11,426)
Total net periodic pension (income) cost recognized from Discontinued Operations	$—	$—	$2,282
Total net periodic pension (income) cost recognized from Continuing Operations	$(29,671)	$(37,904)	$(13,708)
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
The following table presents the Company’s contributions to these multiemployer plans for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

	October 1, 2021	October 2, 2020	September 27, 2019
Canada	$—	$—	$16,625
Europe	1,713	1,922	9,413
United States	11,316	6,637	7,149
Contributions to multiemployer pension plans	$13,029	$8,559	$33,187

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14.PA Consulting Business Combination
Deal Summary, Opening Balance Sheet and Pro Forma Financial Information
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, proceeds from a new term loan and draws on the Company's existing revolver. Further, in connection with the transaction, an additional $261 million in investment proceeds had not yet been distributed at the investment date due to continuing employment requirements of associated management owners. Consequently, this amount represented compensation expense incurred related to the investment that was expensed subsequent to the acquisition date, and is reflected in selling, general and administrative expense and cash from operations for the current fiscal year. The remaining 35% interest is held by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment under U.S. GAAP accounting rules. See Note 9 - Borrowings for more discussion on the financing for the transaction. The following summarizes the fair values of PA Consulting's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$134.9
Receivables	164.9
Property, equipment and improvements, net	40.5
Goodwill	1,448.3
Identifiable intangible assets	1,004.2
Prepaid expenses and other current assets	9.5
Miscellaneous long term assets	83.7
Total Assets	$2,886.0

Liabilities
Accounts payable	$6.5
Accrued liabilities and other current liabilities	346.5
Other long term liabilities	248.7
Total Liabilities	$601.7
Redeemable Noncontrolling interests	582.4
Net assets acquired	$1,701.9

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

Since the initial preliminary estimates recorded in the second quarter of fiscal 2021, the Company has updated certain provisional amounts reflected in the preliminary purchase price allocation, as summarized in the estimated fair values of PA Consulting assets acquired and liabilities assumed above. See below for further discussion on updates to redeemable noncontrolling interests.
Identifiable intangibles are customer relationships, contracts and backlog and trade name and have estimated lives ranging from 9 to 20 years (weighted average life of approximately 12 years).

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Fair value measurements relating to PA Consulting are made primarily using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using inputs primarily from the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) revenue projections of the business, including profitability, (ii) attrition rate and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as buildings, furniture, fixtures and equipment, are valued using the cost approach, which is based on estimates of replacement cost. Key inputs to the valuation of the noncontrolling interests include projected cash flows and the expected volatility associated with those cash flows.
Pre-tax transaction costs associated with the PA Consulting investment in the accompanying Consolidated Statements of Earnings for the year ended October 1, 2021 were $36.8 million.
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

	For the Years Ended
	October 1, 2021	October 2, 2020
Revenues	$14,504.3	$14,348.1
Net earnings of the Group	$695.1	$83.5
Net earnings attributable to Jacobs	$548.0	$138.6
Net earnings attributable to Jacobs per share:
Basic earnings per share	$4.21	$0.62
Diluted earnings per share	$4.17	$0.61
Included in the table above are charges relating to transaction expenses, a nonrecurring compensation charge and other items that are removed from the years ended October 1, 2021 and are reflected in the prior fiscal year due to the assumed timing of the transaction. Also, income tax expense for the fiscal year pro forma periods ended October 1, 2021 and October 2, 2020 was $330.7 million and $13.5 million, respectively.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Redeemable Noncontrolling Interests
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
During the third quarter of fiscal 2021, updates to the Company’s preliminary opening balance sheet fair value estimates of the noncontrolling interests resulted in an offsetting decrease and increase in fair value of the preference share and common share components of the interests by $57.3 million, respectively, with the corresponding redemption value adjustment associated with the preference share portion decreasing consolidated retained earnings and earnings per share by $0.44. See Note 4- Earnings Per Share and Certain Related Information. The results of these adjustments had no impact on the Company’s overall results of operations, financial position, or cash flows.
Changes in the redeemable noncontrolling interests during the fiscal year ended October 1, 2021 are as follows (in thousands):

Total
Fair value of redeemable noncontrolling interests at acquisition	$581,119
Cumulative Accrued Preferred Dividend to Preference Shareholders	40,204
Attribution of Preferred Dividend to PA Consulting Common Shareholders	(40,204)
Net loss attributable to redeemable noncontrolling interest to Common Shareholders	(85,414)
Redeemable Noncontrolling interests redemption value adjustment to PA Consulting Shareholders (1)	175,183
Cumulative translation adjustment and other	(13,166)
Balance at October 1, 2021	$657,722

(1) Includes $57.3 million impact from updates to the preliminary opening balance fair value estimates of the preference share noncontrolling interests and $117.9 million impact from redemption value adjustments for the B Ordinary shares..
In addition, certain employees of PA Consulting are expected to receive equity based incentive grants in the future under the terms of the applicable agreements.
Employee Benefit Trust, Defined Contribution Plans and Defined Benefit Plans

PA Consulting is party to an employee benefit trust arrangement, defined contribution plans and defined benefit plans.
PA Consulting's employee benefit trust is a separately administered discretionary trust for the benefit of employees and are consolidated under US GAAP. At October 1, 2021, the Company held $12.3 million in cash within the employee benefit trust that is restricted from general use and is included in prepaid expenses and other current assets on the consolidated balance sheet.
The PA Consulting defined benefit plans include UK and Germany based plans. The defined benefit plan amounts are included within our disclosures in Note 13- Pension and Other Postretirement Benefit Plans.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Regarding the defined contribution plans, PA Consulting matches a certain amount on behalf of the employees and pays the administration costs, which are both recognized in the income statement in the period in which they become payable. The defined contribution plan current year contributions are disclosed in Note 12- Savings and Deferred Compensation Plans.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15.Other Business Combinations

On November 19, 2021, Jacobs consummated its previously announced acquisition of BlackLynx ("BlackLynx"). Pursuant to and subject to the terms and conditions of Agreement and Plan of Merger (the “Merger Agreement”), Jacobs acquired all of BlackLynx's outstanding shares of common stock, in a transaction valued at up to $257.5 million, on a cash-free, debt-free basis, including base consideration of $250 million, and a potential earn-out payment of up to $7.5 million. The amount of any earnout payment will depend on BlackLynx achieving certain revenue and gross margin thresholds in calendar year 2022. The purchase price was paid in cash and is subject to customary post-closing adjustments.
Buffalo Group
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions which allows Jacobs to further expand its cyber and intelligence solutions offerings to government clients. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million which was expected to be settled in fiscal 2022. Subsequent to the closing date and during the current fiscal year, the Company recognized the $7.7 million as an offset to selling, general and administrative expense as it was no longer expected to be paid. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The following summarizes the fair values of The Buffalo Group's assets acquired and liabilities assumed as of the acquisition date (in millions):

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
Fair value measurements relating to the Buffalo Group are made primarily using Level 3 inputs including discounted cash flow and Monte Carlo simulation techniques. Fair value for the identified intangible assets is estimated using inputs primarily for the income approach using the multiple period excess earnings method. The significant assumptions used in estimating fair value include (i) revenue projections of the business, including profitability, (ii) attrition rate and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as furniture, fixtures and equipment, are valued using the cost approach, which is

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
based on replacement or reproduction costs of the asset less depreciation. The fair value of the contingent consideration was estimated using a Monte Carlo simulation and the significant assumptions used include projections of revenues for Buffalo Group through calendar 2021 and probabilities of meeting those projections.
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

Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has completed its final assessment of the fair values of John Wood Group's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the second quarter of fiscal 2020, the Company has updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of John Wood Group's nuclear business assets acquired and liabilities assumed as of the acquisition date set forth above.
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
Fair value measurements relating to the John Wood Group nuclear business are made primarily using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using inputs primarily for the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) revenue projections of the business, including profitability, (ii) attrition rate and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as furniture, fixtures and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation.

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

Fair value measurements relating to the KeyW acquisition are made primarily using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using inputs primarily for the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) revenue projections of the business, including profitability, (ii) attrition rate and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
property assets, such as furniture, fixtures and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation.

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

Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. During the first quarter of fiscal 2019, the Company completed its final assessment of the fair values of the acquired assets and liabilities of CH2M. Accrued liabilities and other deferred liabilities include approximately $404.7 million related to estimates for various legal and other pre-acquisition contingent liabilities accounted for under ASC 450. See Note 19- Contractual Guarantees, Litigation, Investigations and Insurance relating to CH2M contingencies.
16.Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its ECR business to Worley for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”).
Discontinued Operations
As a result of the ECR sale, substantially all ECR-related assets and liabilities have been sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. As of the year ended October 2, 2020, all of the ECR business to be sold under the terms of the sale had been conveyed to Worley and as such, no amounts remain held for sale.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Summarized Financial Information of Discontinued Operations
The following table represents earnings (loss) from discontinued operations, net of tax (in thousands):

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Revenues	$—	$11,235	$2,725,699
Direct cost of contracts	—	(6,152)	(2,338,113)
Gross profit	—	5,083	387,586
Selling, general and administrative expenses	(2,784)	32,668	(320,264)
Operating Profit (Loss)	(2,784)	37,751	67,322
Gain on sale of ECR business	15,608	110,236	935,110
Other (expense) income, net	447	515	(47,390)
Earnings Before Taxes from Discontinued Operations	13,271	148,502	955,042
Income Tax Expense	(3,263)	(10,518)	(395,828)
Net Earnings of the Group from Discontinued Operations	$10,008	$137,984	$559,214
In fiscal 2021, the Company received final working capital settlement proceeds of $36.4 million from Worley and as such, recorded a pre-tax gain of $15.6 million. Offsetting the proceeds from the settlement to arrive at the net gain amount were previously recorded accounts receivable from Worley.
Selling, general and administrative expenses includes a reduction for net insurance recoveries of approximately $40.0 million for the year ended October 2, 2020 recorded in connection with the Nui Phao ("NPMC") legal matter described in Note 19- Contractual Guarantees, Litigations, Investigations and Insurance. Additionally, the year ended September 27, 2019 includes a charge for the award and recovery of costs, estimated related interest and attorneys' fees related to the NPMC legal matter.
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

Gain on Sale and Deferred Gain
As a result of the ECR sale, the Company recognized a pre-tax gain of $1.1 billion, $935.1 million of which was recognized in fiscal 2019, $110.2 million for the year ended October 2, 2020 and $15.6 million for the year ended October 1, 2021, respectively.
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
Investment in Worley Stock
As discussed above, the Company held 58.2 million in ordinary shares of Worley in connection with the ECR sale, 6.8 million shares of which were sold in fiscal 2019, netting a loss of $4.9 million. The remaining Worley shares were sold in the fourth quarter of fiscal 2021, netting a realized loss of $155.1 million. Dividend income, realized gains and losses on sale and unrealized gains and losses on changes in fair value of Worley shares are recognized in miscellaneous income (expense), net in continuing operations.
The Company's investment in Worley was measured at fair value through net income as it is an equity investment with a readily determinable fair value based on quoted market prices. The ordinary shares previously held were recorded within investment in equity securities in the Company's Consolidated Balance Sheets at their estimated fair value, which was $347.5 million as of October 2, 2020. For the years ended October 1, 2021 and October 2, 2020, the Company recognized a gain of $40.7 million and a loss of $103.6 million, respectively, associated with share price and currency changes on this investment, as well as dividend income related to the equity investment in the amount of $19.1 million and $16.9 million, respectively. Quoted market prices were available for these securities in an active market and therefore categorized as a Level 1 input.
Transition Services Agreement
Upon closing of the ECR sale, the Company entered into a Transition Services Agreement (the "TSA") with Worley pursuant to which the Company, on an interim basis, provided various services to Worley including executive consultation, corporate, information technology, and project services. The initial term of the TSA began immediately following the closing of the ECR sale on April 26, 2019 and expired in April 2020, although the parties mutually agreed to extend certain of the services for additional time periods beyond the initial term. All services under the TSA were terminated in October 2020. Pursuant to the terms of the TSA, the Company received payments for the interim services which approximate costs incurred to perform the services. The Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $0.2 million and $15.8 million in TSA related income for such services that is reported in miscellaneous income (expense) in continuing operations for the year ended October 1, 2021 and October 2, 2020, respectively, before inclusion of certain incremental outside service support costs agreed to be shared equally by the parties.
17.Restructuring and Other Charges
During fiscal 2021, the Company implemented certain restructuring and integration initiatives relating to the Buffalo Group acquisition and the PA Consulting investment. The activities of these initiatives have been substantially completed.
Additionally, the Company recorded impairment charges on its investment in AWE during fiscal 2021. See related discussion in Note 8- Joint ventures, VIEs and other investments.
During fiscal 2020, the Company implemented certain restructuring and separation initiatives, including transformation initiatives relating to real estate and other staffing programs. The activities of these initiatives are expected to continue into fiscal 2023.
During fiscal 2019 and continuing into fiscal 2020, the Company implemented certain restructuring and separation initiatives associated with the ECR sale, the KeyW acquisition, and other related cost reduction initiatives. Additionally, in fiscal 2020, the Company implemented certain restructuring and separation initiatives associated with the acquisition of John Wood Group's nuclear business. The restructuring activities and related costs were comprised mainly of separation and lease abandonment and sublease programs, while the separation activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s ECR-business separation. The activities of these initiatives have been substantially completed.
During the fourth fiscal quarter of 2017, the Company implemented certain restructuring and pre-integration plans associated with the then-pending acquisition of CH2M Hill Companies, Ltd. ("CH2M"), an international provider of engineering, construction and technical services (the "CH2M acquisition"), which closed on December 15, 2017. The

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
restructuring activities and related costs under these plans were comprised mainly of severance and lease abandonment programs, while the integration activities and costs were mainly related to the engagement of professional services and internal personnel and other related costs dedicated to the Company’s integration management efforts. Following the closing of the CH2M acquisition, these activities have continued through fiscal 2021 and are expected to be substantially completed before the end of fiscal 2022.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges”.
The following table summarizes the impacts of the Restructuring and other charges by operating segment in connection with the CH2M, KeyW, John Wood Group nuclear business and Buffalo Group acquisitions and the PA Consulting investment, the ECR sale and the Company's transformation initiatives relating to real estate and other staffing programs for the year ended October 1, 2021, the CH2M and KeyW, John Wood Group nuclear business acquisitions, the ECR sale and the Company's transformation initiatives relating to real estate and other staffing programs for the year ended October 2, 2020 and the CH2M and KeyW acquisitions and the ECR sale for the year ended September 27, 2019 (in thousands):

	October 1, 2021	October 2, 2020	September 27, 2019
Critical Mission Solutions	$5,079	$24,083	17,989
People & Places Solutions	7,077	170,631	108,835
PA Consulting	15,566	—	—
Corporate	71,868	129,469	184,646
Continuing Operations (1)	99,590	324,183	311,470
Energy, Chemicals and Resources (included in Discontinued Operations)	—	—	(138)
Total	$99,590	$324,183	$311,332
(1)For the years ended October 1, 2021, October 2, 2020 and September 27, 2019, amounts include$61.0 million, $321.6 million and $337.0 million, respectively, in items impacting operating profit, along with items recorded in other income (expense), net, which includes a $(38.5) million charge related to the impairment of our AWE Management Ltd. investment for the year ended October 1, 2021, the loss on settlement of the CH2M portion of the U.S. pension plan of $(2.1) million for the year ended October 2, 2020 and the gain on the settlement of the CH2M retiree medical plans of $35.0 million for the year ended September 27, 2019, along with the write-off of fixed assets related to restructured leases of $(10.0) million for the year ended September 27, 2019. See Note 20- Segment Information.
The activity in the Company’s accrual for the Restructuring and other charges including the program activities described above for the year ended October 1, 2021 is as follows (in thousands):

Balance at October 2, 2020	$52,855
Net Charges	99,590
Payments & Usage	(138,414)
Balance at October 1, 2021	$14,031
The following table summarizes the Restructuring and other charges by major type of costs for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 (in thousands):

	October 1, 2021	October 2, 2020	September 27, 2019
Lease Abandonments and Impairments	$4,282	$151,150	$99,976
Voluntary and Involuntary Terminations	15,773	53,484	33,742
Outside Services	35,210	88,476	133,148
Other (1)	44,325	31,073	44,604
Total	$99,590	$324,183	$311,470
(1)Includes $(38.5) million related to the impairment of our AWE Management Ltd. investment for the year ended October 1, 2021 and $35.0 million in pre-tax gains associated with the Company's CH2M retiree medical plan settlement during the year ended September 27, 2019.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Cumulative amounts since 2017 incurred to date under our various restructuring and other activities described above by each major type of cost as of October 1, 2021 are as follows (in thousands):

Lease Abandonments and Impairments	$317,799
Voluntary and Involuntary Terminations	144,742
Outside Services	293,994
Other	144,979
Total	$901,514

18.Commitments and Contingencies and Derivative Financial Instruments
Derivative Financial Instruments
The Company is exposed to interest rate risk under its variable rate borrowings and additionally, due to the nature of the Company's international operations, we are at times exposed to foreign currency risk. As such, we sometimes enter into foreign exchange contracts and interest rate contracts in order to limit our exposure to fluctuating foreign currencies and interest rates.
In fiscal 2020 we entered into interest rate swap agreements with a notional value of $796.1 million as of October 1, 2021 to manage the interest rate exposure on our variable rate loans. Additionally, we entered into a cross-currency swap agreement with a notional value of $127.8 million to manage the interest rate and foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. Under the interest rate swap agreements, the Company receives the one month LIBOR rate and pays monthly a fixed rate ranging from .704% to 1.116%, and under the cross currency swap agreement, the Company receives the one month LIBOR rate plus 0.875% in USD and pays monthly a Euro fixed rate of .726% to .746% for the term of the swaps. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. The fair value of the interest rate and cross currency swaps at October 1, 2021 and October 2, 2020 was $(0.8) million and $(31.5) million, respectively, of which $(11.0) million is included in other deferred liabilities and $10.2 million is included in miscellaneous other assets on the consolidated balance sheets at October 1, 2021. The entire amount was included in other deferred liabilities at October 2, 2020. The unrealized net gain (loss) on these interest rate and cross currency swaps was $7.4 million and $(14.6) million, net of tax, and was included in accumulated other comprehensive income as of October 1, 2021 and October 2, 2020, respectively.
Additionally, at October 1, 2021 and October 2, 2020, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $506.5 million and $393.7 million at October 1, 2021 and October 2, 2020, respectively. The length of these contracts currently ranges from one to twelve months. The fair value of the foreign exchange contracts at October 1, 2021 and October 2, 2020 was $55.5 million and $53.5 million, respectively, which is included in current assets within receivables and contract assets on the consolidated balance sheet and with associated income statement impacts included in miscellaneous income (expense) in the consolidated statements of earnings.
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
Letters of Credit
At October 1, 2021, the Company had issued and outstanding approximately $263.8 million in LOCs and $2.1 billion in surety bonds. Of the outstanding LOC amount, $1.7 million has been issued under the Revolving Credit Facility and $262.1 million are issued under separate, committed and uncommitted letter-of-credit facilities.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
19.Contractual Guarantees, Litigation, Investigations and Insurance
In the normal course of business, we make contractual commitments (some of which are supported by separate guarantees) and on occasion we are a party in a litigation or arbitration proceeding. The litigation or arbitration in which we are involved primarily includes personal injury claims, professional liability claims and breach of contract claims. Where we provide a separate guarantee it is strictly in support of the underlying contractual commitment. Guarantees take various forms including surety bonds required by law, or standby letters of credit ("LOC" and also referred to as “bank guarantees”) or corporate guarantees given to induce a party to enter into a contract with a subsidiary. Standby LOCs are also used as security for advance payments or in various other transactions. The guarantees have various expiration dates ranging from an arbitrary date to completion of our work (e.g., engineering only) to completion of the overall project. See Note 18- Commitments and Contingencies and Derivative Financial Instruments for more information surrounding LOCs and surety bonds.
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
In 2012, CH2M HILL Australia PTY Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited ("JKC") for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC and is seeking compensatory damages in the amount of approximately $530.0 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC is seeking damages in excess of $1.7 billion and has drawn on the bonds. In light of the COVID-19 pandemic, a November 2020 date for commencement of the hearing was vacated and the hearing was rescheduled for opening arguments in April 2021 and the remaining proceedings in July and August 2021. The opening arguments did occur as scheduled, but in light of the COVID-19 pandemic, the remaining proceedings were rescheduled to now occur in April and May 2022. It is anticipated that closing arguments will be made in July 2022. Although an earlier decision is possible, no decision is expected before the end of 2022 or 2023. In September 2018, JKC filed a declaratory judgment action in Western Australia alleging that the entities which executed parent company guaranties for the Consortium, including CH2M Hill

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Companies, Ltd., have an obligation to pay JKC’s ongoing costs to complete the project after termination. A hearing on that matter was held in March 2019, and a decision in favor of the Consortium was issued. JKC appealed the decision, a hearing on the appeal took place in March 2020 and a decision was handed down on July 22, 2020 denying JKC’s appeal in its entirety. The Consortium has denied liability and is vigorously defending JKC's claims and pursuing its affirmative claims against JKC. Based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, in excess of the current reserve for this matter. For further information on CH2M contingencies, refer to Note 15- Other Business Combinations.

On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that were employees of the contractors that completed the remediation and dredging work. The cases are at various stages of litigation, and several of the cases are currently stayed pending resolution of other cases. Additionally, in May 2019, Roane County and the cities of Kingston and Harriman filed a lawsuit against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. In October 2020, the Court granted Jacobs and TVA’s motion to dismiss the Roane County litigation and closed the case. In addition, in November 2019, a resident of Roane County, Margie Delozier, filed a putative class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash. The Company and TVA filed separate motions to dismiss the Delozier case in April 2020. In February 2021, the Court granted dismissal of the Delozier Complaint with prejudice, with the exception of plaintiff's’ nuisance cause of action, which plaintiff voluntarily dismissed in July 2021. Finally, in August 2021, Thomas Ryan, a resident of Roane County, filed an action against Jacobs and TVA claiming personal injury and property damage. Separately, in February 2020, the Company learned that the district attorney in Roane County recommended that the Tennessee Bureau of Investigation investigate issues pertaining to clean up worker safety at Kingston. On November 15, 2021, the Roane County district attorney announced that it had concluded its investigation into issues pertaining to the Kingston coal ash spill cleanup. There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the above matters. The Company disputes the allegations asserted in all of the above matters and is vigorously defending these matters. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
On October 31, 2019, the Company received a request from the Enforcement Division of the Securities and Exchange Commission (the "SEC") for the production of certain information and documents. The information and documents sought by the SEC primarily relate to the operations of a joint venture in Morocco, which was at one time partially-owned by the Company (and subsequently divested), including in respect of possible corrupt practices. The Company is fully cooperating with the SEC and is continuing to produce information and documents in its possession in response to subsequent requests by the SEC. The Company does not expect the resolution of this matter to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

20.Segment Information
The Company's three operating segments are comprised of its two global lines of business ("LOBs"): Critical Mission Solutions ("CMS") and People & Places Solutions ("P&PS") and its majority investment in PA Consulting. For further information on the PA Consulting investment, refer to Note 14- PA Consulting Business Combination.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Under this organization, the sales function is managed by LOB and PA Consulting, and accordingly, the associated cost is embedded in the segments and reported to the respective head of each segment. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Leadership Performance Plan ("LPP"), formerly named the Management Incentive Plan, and the expense associated with the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan (“1999 SIP”) have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in other corporate expenses).
Financial information for each segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. The Company generally does not track assets by LOB, nor does it provide such information to the CODM.
The CODM evaluates the operating performance of our operating segments using segment operating profit, which is defined as margin less “corporate charges” (e.g., the allocated amounts described above). The Company incurs certain Selling, General and Administrative costs (“SG&A”) that relate to its business as a whole which are not allocated to the segments.
The following tables present total revenues and segment operating profit for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and expenses relating to the restructuring and other charges (as defined in Note 17-Restructuring and Other Charges) and transaction costs (in thousands).

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Revenues from External Customers:
Critical Mission Solutions	$5,087,052	$4,965,952	$4,551,162
People & Places Solutions	8,378,179	8,601,023	8,186,706
PA Consulting	627,401	—	—
Total	$14,092,632	$13,566,975	$12,737,868

	For the Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Segment Operating Profit:
Critical Mission Solutions	$447,161	$372,070	$310,043
People & Places Solutions (1)	780,380	740,707	714,394
PA Consulting	151,071	—	—
Total Segment Operating Profit	1,378,612	1,112,777	1,024,437
Other Corporate Expenses (2)	(340,129)	(249,391)	(264,351)
Restructuring, Transaction and Other Charges (3)	(350,394)	(327,413)	(355,235)
Total U.S. GAAP Operating Profit	688,089	535,973	404,851
Total Other Income (Expense), net (4)	7,513	(94,770)	(53,892)
Earnings from Continuing Operations Before Taxes	$695,602	$441,203	$350,959

(1)Includes $19.5 million, net, in charges related to a legal settlement for the year ended October 1, 2021 and $25.0 million in charges associated with a certain project for the year ended September 27, 2019.
(2)Other corporate expenses include intangibles amortization of $149.8 million, $90.6 million and $79.1 million for the years ended October 1, 2021, October 2, 2020 and September 27, 2019, respectively. Also includes costs that were previously allocated to the ECR segment prior to discontinued operations presentation in connection with the ECR sale in the approximate amount of $14.8 million for the year ended September 27, 2019.
(3)Included in the year ended October 1, 2021 is $297.8 million of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs.
(4)The years ended October 1, 2021, October 2, 2020 and September 27, 2019 include $34.7 million, $(74.3) million and $(64.8) million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividends) (sold during the current year) and certain foreign currency revaluations relating to ECR sale proceeds, respectively and revenues

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
under the Company's TSA with Worley of $0.2 million, $15.8 million and $35.4 million, respectively. The year ended October 1, 2021 includes $(38.5) million related to impairment of our AWE Management Ltd. investment and $49.6 million in fair value adjustments related to our investment in C3 stock. Lastly, includes gain on settlement of the CH2M retiree medical plans of $35.0 million for the year ended September 27, 2019.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jacobs Engineering Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jacobs Engineering Group Inc. and subsidiaries (the Company) as of October 1, 2021 and October 2, 2020, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended October 1, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 1, 2021 and October 2, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended October 1, 2021, in conformity with U.S. generally accepted accounting principles. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 1, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 23, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the 2020 financial statements to reflect the accounting method change due to the adoption of ASU No. 2016-02, Leases (Topic 842) and the related amendments.

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

Auditing the Company’s estimates of total contract revenue and costs used to recognize revenue on fixed-price engineering, procurement and construction contracts involved significant auditor judgment, as it required the evaluation of subjective factors, such as assumptions related to estimated labor, material and subcontractor costs. These assumptions involved significant management judgment, which affects the measurement of revenue recognized by the Company.

How We Addressed the Matter in Our Audit
We tested certain of the Company’s controls over the estimation process that affect revenue recognized on fixed-price engineering, procurement and construction contracts. For example, we tested controls over management’s monitoring and review of project cost estimates, including the Company’s procedures to validate the completeness and accuracy of the data used to determine the estimates.

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

PA Consulting Business Combination - Valuation of Customer Relationship Intangibles
Description of the Matter
As disclosed in Note 14 to the consolidated financial statements, on March 2, 2021, the Company acquired a 65% controlling interest in PA Consulting Group, Inc. (PA) for aggregate purchase consideration of $1.7 billion. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of PA was complex due to the estimation uncertainty related to determination of fair value measurements of customer relationship intangible assets established as part of the purchase price allocation. The Company utilized a multi-period excess earnings model to value the acquired customer relationship intangible assets, which involves the use of prospective financial information with estimation uncertainty of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to value such intangible assets include revenue projections, estimated attrition rates, and discount rates. These assumptions are forward looking and could be affected by future economic conditions.

How We Addressed the Matter in Our Audit
We tested the Company’s controls over its accounting for business combinations. Our procedures included testing the operating effectiveness of key controls over the estimation process supporting the valuation of the customer relationship intangible assets. We also tested controls over management’s review of assumptions used in the valuation models.

To test the estimated fair value of the customer relationship intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the method and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology and significant assumptions used by the Company to determine the fair value estimates. We also performed sensitivity analysis of the identified significant assumptions, comparing them, as applicable, to historical results, assumptions used by the Company to value similar assets in other acquisitions, and other sources, among other procedures.

/s/ Ernst and Young LLP
We have served as the Company's auditor since 1987.
Dallas, Texas
November 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Jacobs Engineering Group Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jacobs Engineering Group Inc. and subsidiaries’ internal control over financial reporting as of October 1, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jacobs Engineering Group Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 1, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PA Consulting Group Limited ("PA Consulting"), which is included in the 2021 consolidated financial statements of the Company and constituted 19% of total assets as of October 1, 2021, 4% of revenues and a net loss of $244 million for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of PA Consulting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 1, 2021 and October 2, 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended October 1, 2021, and the related notes and our report dated November 23, 2021 expressed an unqualified opinion thereon.

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

November 23, 2021