Form 10-Q
period 2021-12-31
JACOBS ENGINEERING GROUP INC /DE/
filed 2022-02-08
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2021
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at January 28 2022: 129,216,695

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31, 2021	October 1, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,245,024	$1,014,249
Receivables and contract assets	2,992,814	3,101,418
Prepaid expenses and other	134,165	176,228
Total current assets	4,372,003	4,291,895
Property, Equipment and Improvements, net	328,631	353,117
Other Noncurrent Assets:
Goodwill	7,350,494	7,197,000
Intangibles, net	1,618,913	1,565,758
Deferred income tax assets	102,416	103,193
Operating lease right-of-use assets	563,124	650,097
Miscellaneous	468,513	471,549
Total other noncurrent assets	10,103,460	9,987,597
	$14,804,094	$14,632,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$53,400	$53,456
Accounts payable	816,815	908,441
Accrued liabilities	1,486,618	1,533,559
Operating lease liability	162,949	172,414
Contract liabilities	605,801	542,054
Total current liabilities	3,125,583	3,209,924
Long-term Debt	3,073,067	2,839,933
Liabilities relating to defined benefit pension and retirement plans	404,421	418,080
Deferred income tax liabilities	211,900	214,380
Long-term operating lease liability	706,288	758,358
Other deferred liabilities	545,226	559,375
Commitments and Contingencies
Redeemable Noncontrolling interests	637,664	657,722
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding 129,153,184 shares and 128,892,540 shares as of December 31, 2021 and October 1, 2021, respectively	129,153	128,893
Additional paid-in capital	2,641,059	2,590,012
Retained earnings	4,087,390	4,015,578
Accumulated other comprehensive loss	(787,656)	(794,442)
Total Jacobs stockholders’ equity	6,069,946	5,940,041
Noncontrolling interests	29,999	34,796
Total Group stockholders’ equity	6,099,945	5,974,837
	$14,804,094	$14,632,609
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended December 31, 2021 and January 1, 2021
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	December 31, 2021	January 1, 2021
Revenues	$3,380,625	$3,381,836
Direct cost of contracts	(2,584,151)	(2,749,776)
Gross profit	796,474	632,060
Selling, general and administrative expenses	(619,141)	(418,120)
Operating Profit	177,333	213,940
Other Income (Expense):
Interest income	1,501	1,124
Interest expense	(19,426)	(17,313)
Miscellaneous income, net	9,682	156,360
Total other (expense) income, net	(8,243)	140,171
Earnings from Continuing Operations Before Taxes	169,090	354,111
Income Tax Expense from Continuing Operations	(15,889)	(87,023)
Net Earnings of the Group from Continuing Operations	153,201	267,088
Net Earnings of the Group from Discontinued Operations	(232)	(14)
Net Earnings of the Group	152,969	267,074
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(9,252)	(10,026)
Net Earnings Attributable to Redeemable Noncontrolling interests	(9,683)	—
Net Earnings Attributable to Jacobs from Continuing Operations	134,266	257,062
Net Earnings Attributable to Jacobs	$134,034	$257,048
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.04	$1.98
Basic Net Earnings from Discontinued Operations Per Share	$—	$—
Basic Earnings Per Share	$1.04	$1.98

Diluted Net Earnings from Continuing Operations Per Share	$1.03	$1.96
Diluted Net Earnings from Discontinued Operations Per Share	$—	$—
Diluted Earnings Per Share	$1.03	$1.96
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended December 31, 2021 and January 1, 2021
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 31, 2021	January 1, 2021
Net Earnings of the Group	$152,969	$267,074
Other Comprehensive Income:
Foreign currency translation adjustment	(8,685)	86,338
Gain on cash flow hedges	8,855	3,583
Change in pension and retiree medical plan liabilities	8,039	(19,353)
Other comprehensive income before taxes	8,209	70,568
Income Tax Benefit (Expense):
Foreign currency translation adjustment	2,990	(14,445)
Cash flow hedges	(2,945)	221
Change in pension and retiree medical plan liabilities	(1,468)	(826)
Income Tax Expense:	(1,423)	(15,050)
Net other comprehensive income	6,786	55,518
Net Comprehensive Income of the Group	159,755	322,592
Net Earnings Attributable to Noncontrolling Interests	(9,252)	(10,026)
Net Earnings Attributable to Redeemable Noncontrolling interests	(9,683)	—
Net Comprehensive Income Attributable to Jacobs	$140,820	$312,566
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended December 31, 2021 and January 1, 2021
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at October 2, 2020	$129,748	$2,598,446	$4,020,575	$(933,057)	$5,815,712	$39,955	$5,855,667
Net earnings	—	—	257,048	—	257,048	10,026	267,074
Foreign currency translation adjustments, net of deferred taxes of $14,445	—	—	—	71,893	71,893	—	71,893
Pension liability, net of deferred taxes of $826	—	—	—	(20,179)	(20,179)	—	(20,179)
(Loss) Gain on derivatives, net of deferred taxes of ($221)	—	—	—	3,804	3,804	—	3,804
Dividends	—	—	(34)	—	(34)	—	(34)
Noncontrolling interests - distributions and other	—	—	—	—	—	(6,104)	(6,104)
Stock based compensation	—	11,841	—	—	11,841	—	11,841
Issuances of equity securities including shares withheld for taxes	538	(7,674)	(8,658)	—	(15,794)	—	(15,794)
Repurchases of equity securities	(251)	(5,027)	(19,523)	—	(24,801)	—	(24,801)
Balances at January 1, 2021	$130,035	$2,597,586	$4,249,408	$(877,539)	$6,099,490	$43,877	$6,143,367

Balances at October 1, 2021	$128,893	$2,590,012	$4,015,578	$(794,442)	$5,940,041	$34,796	$5,974,837
Net earnings	—	—	134,034	—	134,034	9,252	143,286
Foreign currency translation adjustments, net of deferred taxes of $(2,990)	—	—	—	(5,695)	(5,695)	—	(5,695)
Pension liability, net of deferred taxes of $1,468	—	—	—	6,571	6,571	—	6,571
Gain on derivatives, net of deferred taxes of $2,945	—	—	—	5,910	5,910	—	5,910
Dividends	—	—	(123)	—	(123)	—	(123)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(15,203)	—	(15,203)	—	(15,203)
Repurchase of redeemable noncontrolling interests	—	—	7,761	—	7,761	—	7,761
Noncontrolling interests - distributions and other	—	—	—	—	—	(14,049)	(14,049)
Stock based compensation	—	7,014	—	—	7,014	—	7,014
Issuances of equity securities including shares withheld for taxes	602	906	(11,872)	—	(10,364)	—	(10,364)
Repurchases of equity securities	(342)	43,127	(42,785)	—	—	—	—
Balances at December 31, 2021	$129,153	$2,641,059	$4,087,390	$(787,656)	$6,069,946	$29,999	$6,099,945
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2021 and January 1, 2021
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 31, 2021	January 1, 2021
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$152,969	$267,074
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	26,237	22,989
Intangible assets	46,907	23,155
Gain on investment in equity securities	—	(190,368)
Stock based compensation	7,014	11,841
Equity in earnings of operating ventures, net of return on capital distributions	12,749	1,159
Loss (gain) on disposals of assets, net	151	(134)
Impairment of long-lived assets and equity method investment	72,266	27,902
Deferred income taxes	(17,659)	53,008
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	163,535	33,250
Prepaid expenses and other current assets	32,286	25,144
Miscellaneous other assets	24,618	16,564
Accounts payable	(88,470)	(63,985)
Accrued liabilities	(91,263)	(131,576)
Other deferred liabilities	(18,407)	16,491
Other, net	(1,288)	104
Net cash provided by operating activities	321,645	112,618
Cash Flows from Investing Activities:
Additions to property and equipment	(19,318)	(16,766)
Disposals of property and equipment and other assets	43	—
Capital contributions to equity investees, net of return of capital distributions	(480)	(3,430)
Acquisitions of businesses, net of cash acquired	(229,813)	(173,012)
Net cash used for investing activities	(249,568)	(193,208)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	637,000	603,500
Repayments of long-term borrowings	(400,287)	(500,827)
Repayments of short-term borrowings	(5,326)	(7,675)
Proceeds from issuances of common stock	17,862	9,541
Common stock repurchases	—	(24,801)
Taxes paid on vested restricted stock	(28,226)	(25,335)
Cash dividends, including to noncontrolling interests	(41,565)	(35,718)
Repurchase of redeemable noncontrolling interests	(35,095)	—
Net cash provided by financing activities	144,363	18,685
Effect of Exchange Rate Changes	2,722	36,493
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	219,162	(25,412)
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,026,575	862,424
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,245,737	$837,012
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
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2021 (“2021 Form 10-K”).
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 31, 2021, and for the three month periods ended December 31, 2021 and January 1, 2021.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
On November 19, 2021, a subsidiary of Jacobs acquired all outstanding shares of common stock of BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $234.9 million in cash to the former owners of BlackLynx. In addition, the transaction involved the potential payment of future consideration that is contingent upon the achievement of certain revenue and gross margin thresholds being achieved in calendar year 2022. The estimated fair value of the contingent consideration on the acquisition date is $1.3 million. The future contingent consideration will be paid, if and to the extent achieved, in second quarter of fiscal 2023. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, proceeds from a new term loan and draws on the Company's existing revolving credit facility. Further, in connection with the transaction, an additional $261 million in investment proceeds had not yet been distributed at the investment date due to continuing employment requirements of associated management owners. Consequently, this amount represented compensation expense incurred related to the investment that was expensed subsequent to the date of the transaction, and was reflected in selling, general and administrative expense and cash from operations for the fiscal year ended October 1, 2021. The remaining 35% interest was acquired by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment. See Note 15- PA Consulting Business Combination for more discussion on the investment and Note 12- Borrowings for more discussion on the financing for the transaction.
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions which allows Jacobs to further expand its cyber and intelligence solutions offerings to government clients. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million. The contingent consideration was subsequently recognized as an offset to selling, general and administrative expense when it was determined no amounts would be paid. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.

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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2021 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements.
3.    Fair Value and Fair Value Measurements
Certain amounts included in the accompanying consolidated financial statements are presented at fair value. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the date fair value is determined (the “measurement date”). When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider only those assumptions we believe a typical market participant would consider when pricing an asset or liability. In measuring fair value, we use the following inputs in the order of priority indicated:
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2021 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please also refer to Note 19- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
The net carrying amounts of cash and cash equivalents, trade receivables and payables and short-term debt approximate fair value due to the short-term nature of these instruments. See Note 12- Borrowings for a discussion of the fair value of long-term debt.
Fair value measurements relating to our business combinations are made primarily using Level 3 inputs including discounted cash flow and to the extent applicable, Monte Carlo simulation techniques. Fair value for the identified intangible assets is generally estimated using inputs primarily for the income approach using the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
revenue projections of the business, (ii) profitability and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as furniture, fixtures and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation. The fair value of the contingent consideration is estimated using a Monte Carlo simulation and the significant assumptions used include projections of revenues and probabilities of meeting those projections. Key inputs to the valuation of the noncontrolling interests include projected cash flows and the expected volatility associated with those cash flows.
4.    New Accounting Pronouncements
ASU 2020-04, Reference Rate Reform, (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting is intended to provide relief for entities impacted by reference rate reform and contains provisions and optional expedients designed to simplify requirements around designation of hedging relationships, probability assessments of hedged forecasted transactions and accounting for modifications of contracts that refer to LIBOR or other rates affected by reference rate reform. The guidance is elective and is effective on the date of issuance. ASU 2020-04 is applied prospectively to contract modifications and as of the effective date for existing and new eligible hedging relationships. The guidance is temporary and will generally not be applicable to contract modifications which occur after December 31, 2022. The adoption of the new guidance in the first quarter of fiscal 2022 allowed the Company to continue its British pound denominated interest rate hedge relationships which previously defined LIBOR as the benchmark interest rate and in December 2021 were amended to replace LIBOR with the Sterling Overnight Index Average rate ("SONIA").
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, is effective for fiscal years beginning after December 15, 2022. ASU 2021-08 requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The Company adopted the new guidance in the first quarter of fiscal 2022 and the adoption had no impact on the Company's financial position, results of operations or cash flows.

5.    Revenue Accounting for Contracts
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide a diverse range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients. We provide a broad range of engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and technical, digital, process, scientific and systems consulting process, scientific, and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, the Middle East, India, Australia, Africa, and Asia. We provide our services under cost-reimbursable and fixed-price contracts. Our contracts are with many different customers in numerous industries. Refer to Note 20- Segment Information for additional information on how we disaggregate our revenues by reportable segment.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table further disaggregates our revenue by geographic area for the three months ended December 31, 2021 and January 1, 2021 (in thousands):

	Three Months Ended
	December 31, 2021	January 1, 2021
Revenues:
United States	$2,148,554	$2,457,041
Europe	866,351	639,315
Canada	65,039	55,627
Asia	32,087	27,405
India	22,148	14,548
Australia and New Zealand	177,652	137,408
Middle East and Africa	68,794	50,492
Total	$3,380,625	$3,381,836
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three months ended December 31, 2021 and January 1, 2021 that was included in the contract liability balance on October 1, 2021 and October 2, 2020 was $291.5 million and $259.0 million respectively.
Remaining Performance Obligation
The Company’s remaining performance obligations as of December 31, 2021 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $13.2 billion in remaining performance obligations as of December 31, 2021. The Company expects to recognize approximately 57% of our remaining performance obligations into revenue within the next twelve months and the remaining 43% thereafter.
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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three months ended December 31, 2021 and January 1, 2021 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended
	December 31, 2021	January 1, 2021
Numerator for Basic and Diluted EPS:

Net earnings from continuing operations allocated to common stock for EPS calculation	$134,266	$257,062

Net earnings from discontinued operations allocated to common stock for EPS calculation	$(232)	$(14)

Net earnings allocated to common stock for EPS calculation	$134,034	$257,048

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	129,342	129,968

Effect of dilutive securities:
Stock compensation plans	952	1,182
Shares used for calculating diluted EPS attributable to common stock	130,294	131,150

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.04	$1.98
Basic Net Earnings from Discontinued Operations Per Share	$—	$—
Basic Earnings Per Share	$1.04	$1.98
Diluted Net Earnings from Continuing Operations Per Share	$1.03	$1.96
Diluted Net Earnings from Discontinued Operations Per Share	$—	$—
Diluted Earnings Per Share	$1.03	$1.96
Share Repurchases

On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). In the fourth quarter of fiscal 2021, the Company initiated an accelerated share repurchase program by advancing $250 million to a financial institution in a privately negotiated transaction, with final non-cash settlement on the program during the first quarter of fiscal 2022 of 342,054 shares as depicted in the table below.

The following table summarizes the activity under the 2020 Repurchase Authorization through the first fiscal quarter of 2022:

Amount Authorized (2020 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$137.55	342,054	342,054
(1)Includes commissions paid and calculated at the average price per share

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
As of December 31, 2021, the Company has $782.9 million remaining under the 2020 Repurchase Authorization.

Our share repurchase program does not obligate the Company to purchase any shares. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to Rule 10b5-1 plans or otherwise. The authorization for the share repurchase programs may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.

Dividends
On January 26, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share of the Company’s common stock to be paid on March 25, 2022, to shareholders of record on the close of business on February 25, 2022. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the first fiscal quarter of 2022 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
September 23, 2021	October 15, 2021	October 29, 2021	$0.21
July 14, 2021	July 30, 2021	August 27, 2021	$0.21
April 22, 2021	May 28, 2021	June 25, 2021	$0.21
January 27, 2021	February 26, 2021	March 26, 2021	$0.21
September 17, 2020	October 2, 2020	October 30, 2020	$0.19

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7.    Goodwill and Intangibles
The carrying value of goodwill and appearing in the accompanying Consolidated Balance Sheets at December 31, 2021 and October 1, 2021 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	PA Consulting	Total
Balance October 1, 2021	$2,550,631	$3,240,783	$1,405,586	$7,197,000
Acquired	158,498	—	—	158,498
Foreign Exchange Impact	(698)	(1,335)	(5,168)	(7,201)
Post-Acquisition Adjustments	—	—	2,197	2,197
Balance December 31, 2021	$2,708,431	$3,239,448	$1,402,615	$7,350,494
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at December 31, 2021 and October 1, 2021 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances October 1, 2021	$1,309,061	$40,020	$216,677	$1,565,758
Amortization	(42,965)	(1,119)	(2,823)	(46,907)
Acquired	88,002	15,539	—	103,541
Foreign currency translation	(2,734)	(20)	(725)	(3,479)
Balances December 31, 2021	$1,351,364	$54,420	$213,129	$1,618,913
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2022 and for the succeeding years. The amounts below include preliminary amortization estimates for the BlackLynx and PA Consulting opening balance sheet fair values that are still preliminary and are subject to change.

Fiscal Year	(in millions)
2022	$144.1
2023	191.8
2024	191.6
2025	191.2
2026	176.4
Thereafter	723.8
Total	$1,618.9

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
8.    Receivables and Contract Assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at December 31, 2021 and October 1, 2021, as well as certain other related information (in thousands):

	December 31, 2021	October 1, 2021
Components of receivables and contract assets:
Amounts billed, net	$1,311,468	$1,278,087
Unbilled receivables and other	1,215,690	1,343,588
Contract assets	465,656	479,743
Total receivables and contract assets, net	$2,992,814	$3,101,418
Other information about receivables:
Amounts due from the United States federal government, included above, net of contract liabilities	$629,365	$563,009
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
9.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax as of December 31, 2021 (in thousands):

	Change in Pension Liabilities	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at October 1, 2021	$(394,561)	$(407,240)	$7,359	$(794,442)
Other comprehensive income (loss)	6,571	(5,695)	3,973	4,849
Reclassifications from accumulated other comprehensive income (loss)	—	—	1,937	1,937
Balance at December 31, 2021	$(387,990)	$(412,935)	$13,269	$(787,656)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended December 31, 2021 and January 1, 2021 were 9.4% and 24.6%, respectively. The Company’s effective tax rate from continuing operations for the three months ended December 31, 2021 was lower than the corresponding rate in the prior period primarily due to a current year tax benefit of $15.7 million related to the release of previously reserved foreign tax credits, $4.2 million excess tax benefit attributable to stock compensation, and $4.0 million benefit from filing amended status returns.

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
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's results of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $266.8 million and $208.7 million, respectively, as of December 31, 2021 and $289.8 million and $220.8 million, respectively, as of October 1, 2021. There are no consolidated VIEs that have debt or credit facilities.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The remaining 35% interest was acquired by PA Consulting employees. PA Consulting is accounted for as a consolidated subsidiary under U.S. GAAP accounting rules. See Note 15- PA Consulting Business Combination for more discussion on the acquisition.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $114.2 million and $127.5 million, respectively, as of December 31, 2021, and $115.1 million and $129.5 million, respectively, as of October 1, 2021. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and the Company's investment created when the Company purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of December 31, 2021, the Company’s equity method investments exceeded its share of venture net assets by $36.6 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of December 31, 2021 and October 1, 2021 were $106.7 million and $121.3 million, respectively. During the three months ended December 31, 2021 and January 1, 2021, we recognized income from equity method joint ventures of $6.8 million and $18.3 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $16.1 million and $19.7 million as of December 31, 2021 and October 1, 2021, respectively.
The Company held a 24.5% interest in AWE Management Ltd ("AWE ML") that was accounted for under the equity method. AWE ML was previously under a contractual operating arrangement with the UK Ministry of Defence (MoD) with multiple years remaining under the arrangement, and during fiscal 2021, the MoD unexpectedly announced plans to change its operating agreements with AWE ML that resulted in the early termination of the current contract in 2021. During the three months ended January 1, 2021, the Company recorded an other-than-temporary impairment charge on its investment in AWE ML in the amount of $27.9 million, which was included in miscellaneous income (expense), net in the consolidated statement of earnings as a result of the contract termination.
The Company held a cost method investment in C3.ai, Inc. ("C3") and in the first quarter of fiscal 2021, C3 completed an initial public offering and as a result the Company carried its investment in C3 at fair value, with changes reflected in net income as it is an investment in equity securities with a readily determinable fair value based on quoted market prices. During fiscal 2021 and subsequent to the IPO, the Company sold all shares owned in C3. Dividend income, unrealized gains and losses on changes in fair value and related realized gains and losses on disposal of the C3 shares were recognized in miscellaneous income (expense), net in the consolidated statement of earnings, which was $82.6 million, net, for the three months ended January 1, 2021.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
12.    Borrowings
At December 31, 2021 and October 1, 2021, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	December 31, 2021	October 1, 2021
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	March 2024	$577,794	$327,794
2021 Term Loan Facility	Benchmark + applicable margin (1) (3)	March 2024	1,078,800	1,081,724
2020 Term Loan Facility	Benchmark + applicable margin (1) (4)	March 2025 (5)	974,550	988,940
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Current Portion (5)			(53,400)	(53,456)
Less: Deferred Financing Fees			(4,677)	(5,069)
Total Long-term debt, net			$3,073,067	$2,839,933
(1)During the three months ended December 31, 2021, the aggregate principal amounts denominated in British pounds under the Revolving Credit Facility, 2021 Term Loan Facility and 2020 Term Loan Facility transitioned from underlying LIBOR benchmarked rates to SONIA rates. Borrowings denominated in U.S. dollars remained benchmarked to LIBOR rates.
(2)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. The applicable LIBOR rates including applicable margins at December 31, 2021 and October 1, 2021 were approximately 1.46% and 1.45%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%. There were no amounts drawn in British pounds as of December 31, 2021.
(3)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2021 Term Loan Facility (defined below)), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. The applicable LIBOR rate including applicable margins for borrowings denominated in U.S. dollars at December 31, 2021 and October 1, 2021 was approximately 1.48% and 1.43%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%, which was approximately 1.60% at December 31, 2021.
(4)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2020 Term Loan Facility (defined below)), U.S. dollar denominated borrowings under the 2020 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates including applicable margins for borrowings denominated in U.S. dollars at December 31, 2021 and October 1, 2021 were approximately 1.48% and 1.45%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%, which was approximately 1.55% at December 31, 2021.
(5)The 2020 Term Loan requires quarterly principal repayments of 1.25%, or $9.125 million and £3.125 million, of the aggregate initial principal amount borrowed.
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility"), which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at December 31, 2021.

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
The 2020 Term Loan Facility and the 2021 Term Loan Facility are together referred to as the "Term Loan Facilities". We were in compliance with the covenants under the Term Loan Facilities at December 31, 2021.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at December 31, 2021.
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facilities and other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $547.5 million at December 31, 2021, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $1.7 million in letters of credit under the Revolving Credit Facility, leaving $1.67 billion of available borrowing capacity under the Revolving Credit Facility at December 31, 2021. In addition, the Company had issued $272.0 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $273.7 million at December 31, 2021.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The components of lease expense (reflected in selling, general and administrative expenses) for the three months ended December 31, 2021 and January 1, 2021 were as follows (in thousands):

	Three Months Ended
	December 31, 2021	January 1, 2021
Lease expense
Operating lease expense	$40,538	$39,444
Variable lease expense	7,084	8,183
Sublease income	(3,668)	(3,396)
Total lease expense	$43,954	$44,231
Supplemental information related to the Company's leases for the three months ended December 31, 2021 was as follows (in thousands):

Three Months Ended
December 31, 2021
Cash paid for amounts included in the measurements of lease liabilities	$65,430
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,262
Weighted average remaining lease term - operating leases	7 years
Weighted average discount rate - operating leases	2.7%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2022 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2022	$141,807
2023	159,136
2024	146,064
2025	122,723
2026	105,223
Thereafter	278,300
953,253
Less Interest	(84,016)
$869,237

Right-of-Use and Other Long-Lived Asset Impairment

In the first quarter of fiscal 2022, as a result of the Company's transformation initiatives including the changing nature of the Company's use of office space for its workforce, the Company evaluated its existing real estate lease portfolio. These initiatives during the current quarter resulted in the abandonment of certain leased office spaces and the establishment of a formal plan to sublease certain other leased spaces that will no longer be utilized by the Company. In connection with the Company’s actions related to these initiatives, the Company evaluated certain of its lease right-of-use assets and related property, equipment and leasehold improvements for impairment under ASC 360.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
As a result of the analysis, the Company recognized an impairment loss during the first quarter of fiscal 2022 of $72.3 million, which is included in selling, general and administrative expenses in the accompanying statement of earnings for the current fiscal quarter. The impairment loss recorded includes $54.9 million related to right-of-use lease assets and $17.4 million related to other long-lived assets, including property, equipment and improvements and leasehold improvements.

The fair values for the asset groups relating to the impaired long-lived assets were estimated primarily using discounted cash flow models (income approach) with Level 3 inputs. The significant assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods and discount rates that reflect the level of risk associated with receiving future cash flows.
14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit recognized in earnings during the three months ended December 31, 2021 and January 1, 2021 (in thousands):

	Three Months Ended
	December 31, 2021	January 1, 2021
Component:
Service cost	$1,709	$1,735
Interest cost	13,784	11,785
Expected return on plan assets	(23,263)	(25,427)
Amortization of previously unrecognized items	3,092	4,032
Total net periodic pension benefit recognized	$(4,678)	$(7,875)
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2022 (in thousands):

Cash contributions made during the first three months of fiscal 2022	$9,488
Cash contributions projected for the remainder of fiscal 2022	26,703
Total	$36,191

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
15.    PA Consulting Business Combination
Deal Summary, Opening Balance Sheet and Pro Forma Financial Information
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, proceeds from a new term loan and draws on the Company's existing revolving credit facility. Further, in connection with the transaction, an estimated additional $261 million in investment proceeds had not yet been distributed at the investment date due to continuing employment requirements of associated management owners. Consequently, this amount represented compensation expense incurred related to the investment that was expensed subsequent to the date of the transaction, and was reflected in selling, general and administrative expense on the consolidated income statement for the fiscal year ended October 1, 2021. The remaining 35% interest was acquired by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment. See Note 12- Borrowings for more discussion on the financing for the transaction.
The following summarizes the fair values of PA Consulting's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$134.9
Receivables	164.9
Property, equipment and improvements, net	40.5
Goodwill	1,450.5
Identifiable intangible assets	1,004.2
Prepaid expenses and other current assets	9.5
Miscellaneous long term assets	83.7
Total Assets	$2,888.2

Liabilities
Accounts payable	$6.5
Accrued liabilities and other current liabilities	349.2
Other long term liabilities	248.2
Total Liabilities	$603.9
Redeemable Noncontrolling interests	582.4
Net assets acquired	$1,701.9

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

For the Three Months Ended
January 1, 2021
Revenues	$3,632.7
Net earnings (loss) of the Group	$282.1
Net earnings attributable to Jacobs	$264.6
Net earnings attributable to Jacobs per share:
Basic earnings per share	$2.04
Diluted earnings per share	$2.02
Income tax expense for the three-month pro forma period ended January 1, 2021 was $76.7 million.

Redeemable Noncontrolling Interest
In connection with the PA Consulting investment, the Company recorded redeemable noncontrolling interests, including subsequent purchase accounting adjustments, representing the noncontrolling interest holders' equity interest in the form of preferred and common shares of PA Consulting, with substantially all of the value associated with these interests allocable to the preferred shares.
During the first quarter of fiscal 2022, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for $35.1 million in cash. The difference between the cash purchase price and the recorded book value of these repurchased interests was recorded in the Company’s consolidated retained earnings.
Changes in the redeemable noncontrolling interest during the three months ended December 31, 2021 are as follows (in thousands):

Balance at October 1, 2021	$657,722
Accrued Preferred Dividend to Preference Shareholders	16,687
Attribution of Preferred Dividend to Common Shareholders	(16,687)
Net income attributable to redeemable noncontrolling interest to Common Shareholders	9,683
Redeemable Noncontrolling interests redemption value adjustment	15,203
Repurchase of redeemable noncontrolling interests	(42,856)
Cumulative translation adjustment and other	(2,088)
Balance at December 31, 2021	$637,664
In addition, certain employees and nonemployees of PA Consulting are eligible to receive equity-based incentive grants in the future under the terms of the applicable agreements.
Employee Benefit Trust
PA Consulting is party to an employee benefit trust that is a separately administered discretionary trust for the benefit of employees and is consolidated under U.S. GAAP. At December 31, 2021, the Company held $0.7 million in cash within the employee benefit trust that is restricted from general use and is included in prepaid expenses and other current assets on the consolidated balance sheet.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
16.    Other Business Combinations
StreetLight Data, Inc.
On February 4, 2022, the Company acquired StreetLight Data, Inc., ("StreetLight") for a purchase price based on an enterprise value of $209 million on a cash-free, debt-free basis, subject to customary post-closing adjustments. StreetLight is a pioneer of mobility analytics who uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems.
BlackLynx
On November 19, 2021, a subsidiary of Jacobs acquired all outstanding shares of common stock of BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $234.9 million in cash to the former owners of BlackLynx. In addition, the transaction involved the potential payment of future consideration that is contingent upon the achievement of certain revenue and gross margin thresholds being achieved in calendar year 2022. The estimated fair value of the contingent consideration on the acquisition date is $1.3 million. The future contingent consideration will be paid, if and to the extent achieved, in second quarter of fiscal 2023. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition. The following summarizes the fair values of BlackLynx's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$5.1
Receivables	7.7
Property, equipment and improvements, net	0.8
Goodwill	158.5
Identifiable intangible assets	103.5
Prepaid expenses and other current assets	3.2
Total Assets	$278.8

Liabilities
Accounts payable, accrued expenses and other current liabilities	$19.5
Other long term liabilities	23.1
Total Liabilities	42.6
Net assets acquired	$236.2
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of BlackLynx's assets acquired and liabilities assumed. The final purchase price allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Identifiable intangibles are customer relationships, contracts and backlog and technology and have estimated lives of 12 and 15 years, respectively.
No summarized unaudited pro forma results are provided for the BlackLynx acquisition due to the immateriality of this acquisition relative to the Company's consolidated financial position and results of operations.
Buffalo Group

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions which allows Jacobs to further expand its cyber and intelligence solutions offerings to government clients. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million. The contingent consideration was subsequently recognized in fiscal 2021 as an offset to selling, general and administrative expense when it was determined no amounts would be paid. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The following summarizes the fair values of Buffalo Group's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$8.4
Receivables	19.2
Property, equipment and improvements, net	2.3
Goodwill	130.7
Identifiable intangible assets	74.0
Prepaid expenses and other current assets	6.2
Total Assets	$240.8

Liabilities
Accounts payable, accrued expenses and other current liabilities	$46.9
Other long term liabilities	3.8
Total Liabilities	50.7
Net assets acquired	$190.1
Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes, given the acquisition was structured as an asset acquisition for tax purposes. The Company has completed its final assessment of the fair values of Buffalo Group's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the first quarter of fiscal 2021, the Company has updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of Buffalo Group's assets acquired and liabilities assumed as of the acquisition date set forth above.
Identifiable intangibles are customer relationships, contracts and backlog and have estimated lives of 9 years.
No summarized unaudited pro forma results are provided for the Buffalo Group acquisition due to the immateriality of this acquisition relative to the Company's consolidated financial position and results of operations.
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
As a result of the ECR sale, the Company recognized a pre-tax gain of approximately $1.1 billion, $935.1 million of which was recognized in fiscal 2019, $110.2 million for the year ended October 2, 2020 and $15.6 million for the year ended October 1, 2021.

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
Investment in Worley Stock
As discussed above, the Company held ordinary shares of Worley that it received in connection with the ECR sale. Dividend income, realized gains and losses on sale and unrealized gains and losses on changes in fair value of Worley shares were recognized in miscellaneous income (expense), net in continuing operations prior to sale. The Company's investment in Worley was measured at fair value through net income as it was an equity investment with a readily determinable fair value based on quoted market prices and for the three months ended January 1, 2021, the Company recognized a $107.7 million gain associated with share price and currency changes on this investment. The Company completed the sale of all ordinary shares of Worley it held in the fourth fiscal quarter of fiscal 2021.
18.    Restructuring and Other Charges
During first quarter fiscal 2022, the Company implemented certain restructuring and integration initiatives relating to the BlackLynx acquisition, the activities of which are expected to be substantially completed before the end of fiscal 2022. Also, during first quarter fiscal 2022, the Company implemented further real estate rescaling efforts that were associated with its fiscal 2020 transformation program relating to real estate and other staffing initiatives. These initiatives are expected to continue into fiscal 2023.
During fiscal 2021, the Company implemented certain restructuring and integration initiatives relating to the Buffalo Group acquisition and the PA Consulting investment. The activities of these initiatives are substantially completed and are expected to end before the end of fiscal 2022.
Additionally, the Company recorded impairment charges on its investment in AWE during fiscal 2021. See related discussion in Note 11- Joint ventures, VIEs and other investments.
During fiscal 2019 and continuing into fiscal 2020, the Company implemented certain restructuring, separation and integration initiatives associated with the ECR sale, the acquisition of The KeyW Holding Corporation ("KeyW"), and other related cost reduction initiatives. Additionally, in fiscal 2020, the Company implemented certain restructuring and integration initiatives associated with the acquisition of John Wood Group's nuclear business. The restructuring activities and related costs were comprised mainly of separation and lease abandonment and sublease programs, while the separation and integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s ECR-business separation and integration of KeyW and the John Wood Group’s nuclear business. The activities of these initiatives have been substantially completed.
As part of the Company's acquisition of CH2M Hill Companies, Ltd. ("CH2M") during fiscal 2018, the Company implemented certain restructuring plans that were comprised mainly of severance and lease abandonment programs as well as integration activities involving the engagement of professional services and internal personnel dedicated to the Company's integration management efforts. These activities have continued through fiscal 2021 and are expected to be substantially completed before the end of fiscal 2022.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges by line of business ("LOB") in connection with the CH2M, John Wood Group's nuclear business, Buffalo Group and BlackLynx acquisitions and the PA Consulting investment, the ECR sale and the Company's first quarter fiscal 2022 transformation initiatives relating to real estate and other staffing programs and impairment of the AWE Management Ltd. investment for the three months ended December 31, 2021 and the CH2M, KeyW John Wood Group's nuclear business and Buffalo Group acquisitions, the ECR sale and the Company's fourth quarter fiscal 2020 transformation initiatives relating to real estate and other staffing programs and impairment of AWE Management Ltd. investment for the three months ended January 1, 2021 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended
	December 31, 2021	January 1, 2021
Critical Mission Solutions	$1,153	$3,209
People & Places Solutions	61,169	5,167
PA Consulting	199	—
Corporate	6,838	40,017
Total (1)	$69,359	$48,393
(1)For the three months ended December 31, 2021 and January 1, 2021, amounts include $77.9 million and $20.5 million, respectively, in items impacting operating profit, along with items recorded in other income (expense), net, which includes $1.7 million in income associated with final distributions from the exit of our AWE investment and a $(27.9) million charge, respectively, related to the impairment charges on our AWE Management Ltd. investment and a gain of $6.9 million related to a lease termination which is reflected in other income (expense) for the three months ended January 1, 2021. See Note 20- Segment Information.
The activity in the Company’s accruals for restructuring and other charges for the three months ended December 31, 2021 is as follows (in thousands):

Balance at October 1, 2021	$14,031
Net (Credits) Charges (1)	(1,594)
Payments and other	(1,672)
Balance at December 31, 2021	$10,765
(1)     Excludes $70,953 in other net charges associated mainly with real estate related impairments and other transformation activities described above.
The following table summarizes the Restructuring and other charges by major type of costs for the three months ended December 31, 2021 and January 1, 2021 (in thousands):

	Three Months Ended
	December 31, 2021	January 1, 2021
Lease Abandonments and Impairments	$65,542	$148
Voluntary and Involuntary Terminations	563	9,503
Outside Services	4,676	7,399
Other (1)	(1,422)	31,343
Total	$69,359	$48,393
(1)Includes $(27.9) million related to the impairment charges on our AWE Management Ltd. investment for the three months ended January 1, 2021.
Cumulative amounts incurred to date under our various restructuring and other activities described above by each major type of cost as of December 31, 2021 are as follows (in thousands):

Lease Abandonments and Impairments	$383,341
Voluntary and Involuntary Terminations	145,305
Outside Services	298,670
Other	143,557
Total	$970,873

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
The Company is party to interest rate swap agreements and a cross-currency swap agreement with notional values of $795.7 million and $127.8 million, respectively, as of December 31, 2021 to manage the interest rate exposure on our variable rate loans and the foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. For U.S. dollar denominated interest rate swap agreements, the Company receives the one month LIBOR rate and pays monthly a fixed rate ranging from 0.704% to 1.116%. For interest rate swaps denominated in British pounds, the Company receives a one month adjusted SONIA rate and pays a monthly fixed rate of 0.820%. Under the cross currency swap agreement, the Company receives the one month LIBOR rate plus 0.875% in USD and pays monthly a Euro fixed rate of 0.726% to 0.746% for the term of the swaps. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. See Note 4- New Accounting Pronouncements for additional discussion related to the application of SONIA to existing hedge contracts. The fair value of the interest rate and cross currency swaps at December 31, 2021 and October 1, 2021 was $11.2 million and $(0.8) million, respectively, of which $(7.4) million is included in other deferred liabilities and $18.6 million is included in miscellaneous other assets on the consolidated balance sheets at December 31, 2021. As of October 1, 2021, $(11.0) million is included in other deferred liabilities and $10.2 million is included in miscellaneous other assets on the consolidated balance sheets. The unrealized net gain (loss) on these interest rate and cross currency swaps was $13.3 million and $7.4 million, net of tax, and was included in accumulated other comprehensive income as of December 31, 2021 and October 1, 2021, respectively.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $503.5 million at December 31, 2021 and $506.5 million at October 1, 2021. The length of these contracts currently ranges from one to 12 months. The fair value of the foreign exchange contracts at December 31, 2021 and October 1, 2021 was $53.8 million and $55.5 million, respectively, which is included in current assets within receivables and contract assets on the consolidated balance sheets and with associated income statement impacts included in miscellaneous income (expense) in the consolidated statements of earnings.

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
At December 31, 2021 and October 1, 2021, the Company had issued and outstanding approximately $273.7 million and $263.8 million, respectively, in LOCs and $2.3 billion and $2.1 billion, respectively, in surety bonds.

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
Litigation and Investigations
In 2012, CH2M HILL Australia PTY Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited ("JKC") for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia. In January 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach and demobilized from the work site. JKC claimed the Consortium abandoned the work and itself purported to terminate the Subcontract. The Consortium and JKC are now in dispute over the termination. In August 2017, the Consortium filed an International Chamber of Commerce arbitration against JKC and is seeking compensatory damages in the amount of approximately $530.0 million for repudiatory breach or, in the alternative, seeking damages for unresolved contract claims and change orders. JKC is seeking damages in excess of $1.7 billion and has drawn on the bonds. In light of the COVID-19 pandemic, a November 2020 date for commencement of the hearing was vacated and the hearing was rescheduled for opening arguments in April 2021 and the remaining proceedings in July and August 2021. The opening arguments did occur as scheduled, but in light of the Covid-19 pandemic, the remaining proceedings were rescheduled to now occur in April and May 2022. It is anticipated that closing arguments will be made in July 2022. Although an earlier decision is possible, no decision is expected before the end of 2022 or 2023. In September 2018, JKC filed a declaratory judgment action in Western Australia alleging that the entities which executed parent company guaranties for the Consortium, including CH2M Hill Companies, Ltd., have an obligation to pay JKC’s ongoing costs to complete the project after termination. A hearing on that matter was held in March 2019, and a decision in favor of the Consortium was issued. JKC appealed the decision, a hearing on the appeal took place in March 2020 and a decision was handed down in July 2020 denying JKC’s appeal in its entirety. The Consortium has denied liability and is vigorously defending JKC's claims and pursuing its affirmative claims against JKC. Based on the information currently available, the Company does not expect the resolution of this matter to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, in excess of the current reserve for this matter. See Note 15- Other Business Combinations in the Company's fiscal 2021 Form 10-K for further information related to CH2M contingencies.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that were employees of the contractors that completed the remediation and dredging work. The cases are at various stages of litigation, and several of the cases are currently stayed pending resolution of other cases. Additionally, in May 2019, Roane County and the cities of Kingston and Harriman filed a lawsuit against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. In October 2020, the Court granted Jacobs and TVA’s motion to dismiss the Roane County litigation and closed the case. In addition, in November 2019, a resident of Roane County, Margie Delozier, filed a putative class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash. The Company and TVA filed separate motions to dismiss the Delozier case in April 2020. In February 2021, the Court granted dismissal of the Delozier Complaint with prejudice, with the exception of plaintiffs’ nuisance cause of action, which plaintiffs voluntarily dismissed in July 2021. Finally, in August 2021, a resident of Roane County filed an action against Jacobs and TVA claiming personal injury and property damage. Separately, in February 2020, the Company learned that the district attorney in Roane County recommended that the Tennessee Bureau of Investigation investigate issues pertaining to clean up worker safety at Kingston. On November 15, 2021, the Roane County district attorney announced that it had concluded its investigation into issues pertaining to the Kingston coal ash spill cleanup. No indictments were issued. There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the above matters. The Company disputes the allegations asserted in all of the above matters and is vigorously defending these matters. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
On October 31, 2019, the Company received a request from the Enforcement Division of the Securities and Exchange Commission ("the SEC") for the production of certain information and documents. The information and documents sought by the SEC primarily relate to the operations of a joint venture in Morocco which was at one time partially-owned by the Company (and subsequently divested), including in respect of possible corrupt practices. The Company is fully cooperating with the SEC and is continuing to produce information and documents in its possession in response to subsequent requests by the SEC. The Company does not expect the resolution of this matter to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
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

	For the Three Months Ended
	December 31, 2021	January 1, 2021
Revenues from External Customers:
Critical Mission Solutions	$1,162,505	$1,295,287
People & Places Solutions	1,928,146	2,086,549
PA Consulting	289,974	—
Total	$3,380,625	$3,381,836

	For the Three Months Ended
	December 31, 2021	January 1, 2021
Segment Operating Profit:
Critical Mission Solutions	$111,496	$110,072
People & Places Solutions	191,692	196,300
PA Consulting	63,071	—
Total Segment Operating Profit	366,259	306,372
Other Corporate Expenses (1)	(105,360)	(70,341)
Restructuring, Transaction and Other Charges (2)	(83,566)	(22,091)
Total U.S. GAAP Operating Profit	177,333	213,940
Total Other (Expense) Income, net (3)	(8,243)	140,171
Earnings from Continuing Operations Before Taxes	$169,090	$354,111

(1)
Other corporate expenses also include intangibles amortization of $46.9 million and $23.2 million for the three months ended December 31, 2021 and January 1, 2021, respectively, with this increase mainly attributable to the PA Consulting investment.

(2)	Included in the three months ended December 31, 2021 is $72.3 million of real estate impairment charges related to the Company's transformation initiatives.
(3)
The three months ended December 31, 2021 include $1.7 million in income associated with final distributions from the exit of our AWE investment and a gain of $6.9 million related to a lease termination. The three months ended January 1, 2021 include $93.1 million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, $82.6 million in fair value adjustments related to our investment in C3 stock and $(27.9) million related to impairment charges on our AWE Management Ltd. investment. The investments in Worley and C3 were sold in fiscal 2021 and therefore there are no comparable amounts in the current quarter.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to December 31, 2021 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
•The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2- Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2021 Form 10-K;
•The Company’s fiscal 2021 audited consolidated financial statements and notes thereto included in our 2021 Form 10-K; and
•Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K.
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the potential continued effects of the COVID-19 pandemic on our business, financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal 2022 or future fiscal years and the anticipated benefits of acquisitions and the strategic investment in PA Consulting. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include the magnitude, timing, duration and ultimate impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to the pandemic, or if such orders, measures or restrictions are re-imposed after being lifted or eased, including as a result of increases in cases of COVID-19; the effectiveness and distribution of vaccines or treatments for COVID-19; the timing and scope of any government stimulus programs enacted in response to the impacts of the COVID-19 pandemic, including, but not limited to, any additional infrastructure-related stimulus programs, and the timing of the award of projects and funding under the Infrastructure Investment and Jobs Act signed into law by President Biden on November 15, 2021. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that could negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with hiring additional employees; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see those listed and discussed in Item 1A, Risk Factors included in our 2021 Form 10-K and our Quarterly Reports on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission ("the SEC").
Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic and recommended certain containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and the vast majority of states and many municipalities have declared public health emergencies or taken similar actions. Along with these declarations, there were extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat outbreaks of COVID-19 in regions across the United States and around the world. These actions included quarantines and “stay-at-home” or “shelter-in-place” orders, social distancing measures, travel restrictions, school closures and similar mandates for many individuals in order to substantially restrict daily activities and orders for many businesses to curtail or cease normal operations unless their work is critical, essential or life-sustaining. Although most jurisdictions in which we operate have lifted or eased such restrictions to various degrees, some jurisdictions have subsequently reimposed restrictions to varying degrees in response to increased cases caused by variants of COVID-19. In addition, governments and central banks in the United States and other countries in which we operate have periodically enacted fiscal and monetary stimulus and assistance measures to counteract the economic impacts of COVID-19.
As it became clear that the pandemic was unparalleled in the rate of community spread, we took early, decisive action to put people first, help flatten the curve and take care of our clients and communities. We successfully transitioned the vast majority of our employees to a remote working environment to support physical distancing. Where the essential and mission-critical nature of our work requires us to maintain staff at certain sites or locations, we worked closely with our clients and established project-specific plans designed to ensure the safety of our people and the integrity of our operations. Using technology and optimizing our networks, we continue to offer flexible work scenarios for our people, and to deliver business continuity for and continued collaboration with our clients.
Notwithstanding our continued critical operations, COVID-19 negatively impacted our business, and may have further adverse impacts, on our operations, including those listed and discussed in Item 1A, Risk Factors included in our 2021 Form 10-K. Accordingly, at the height of the pandemic, we temporarily reduced spending broadly across the Company, only proceeding with operating and capital spending that was critical. We had also temporarily ceased all non-essential hiring and reduced discretionary expenses, including temporarily suspending certain employee benefits and compensation through the end of fiscal 2020. Subsequently, we have adjusted our response according to the circumstances and local laws in the jurisdictions in which we operate, including the emergence and spread of variants, such as the omicron variant. Looking ahead, we have developed contingency plans if the situation further deteriorates or lasts longer than current expectations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be necessary or appropriate for the health and safety of employees, contractors, customers, suppliers or others or as required by international, federal, state or local authorities.
The impacts of the COVID-19 pandemic continue to be felt in our operating results as compared to business levels pre-pandemic, although not significantly impacting the current fiscal quarter as compared to the corresponding quarter of the 2021 fiscal year. Further, for future periods, significant uncertainty continues to exist concerning the magnitude, duration and impacts of the COVID-19 pandemic, including with regard to the effects on our customers, customer demand for our services and disruptions to supply chains and labor forces. Accordingly, actual results for future fiscal periods could differ materially versus current expectations and current results and financial condition discussed herein may not be indicative of future operating results and trends.
For a discussion of risks and uncertainties related to COVID-19, including the potential impacts on our business, financial condition and results of operations, see Item 1A - Risk Factors contained in our 2021 Form 10-K.
Business Overview
At Jacobs, we’re challenging today to reinvent tomorrow by solving the world’s most critical problems for thriving cities, resilient environments, mission-critical outcomes, operational advancement, scientific discovery and cutting-edge manufacturing.
Revenue by Type (Q1 FY2022)1

1 Due to COVID-19 and the actions taken by governmental authorities and others related thereto, some of the information provided in this summary relating to sources of revenue could be substantially different in the remainder of fiscal 2022.
Lines of Business
The services we provide fall into the following two lines of business (LOB): Critical Mission Solutions (CMS) and People & Places Solutions (P&PS). The LOBs and a majority investment in PA Consulting (PA) constitute the Company’s reportable segments. For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 5 - Revenue Accounting for Contracts of Notes to Consolidated Financial Statements.

Critical Mission Solutions (CMS)
Our Critical Mission Solutions line of business provides a full spectrum of cyber, data analytics, systems and software application integration services and consulting, enterprise level operations and maintenance and mission IT, engineering and design, enterprise operations and maintenance, program management, and other highly technical consulting solutions to government agencies as well as commercial customers and international markets. Our representative clients include the U.S. Department of Defense (DoD), the Combatant Commands, the U.S. Intelligence Community, NASA, the U.S. Department of Energy (DoE), U.K. Ministry of Defence, the U.K. Nuclear Decommissioning Authority (NDA) and the Australian Department of Defence, as well as private sector customers mainly in the aerospace, automotive, energy and telecom sectors.
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

People & Places Solutions (P&PS)
Jacobs' People & Places Solutions line of business provides end-to-end solutions for our clients’ most complex challenges - whether climate change, energy transition, connected mobility, integrated water management, smart cities or vaccine manufacturing. In doing so, we incorporate the full spectrum of data science and technology-enabled toolsets within a human-centric solution development and delivery framework. We embrace inclusive engagement of partners and stakeholders and generate enduring social equity/value through consulting, planning, architecture, design and engineering project outcomes, as well as long-term operation of facilities and infrastructure. Solutions may be delivered as standalone engagements or through comprehensive program management that integrates disparate workstreams to yield additional benefits not attainable through project-by-project implementation. We also provide progressive design-build and construction management at-risk delivery solutions in targeted markets.
Our clients include national, state and local government in the U.S., Canada, Europe, U.K., Middle East, Australia, New Zealand and Asia, as well as multinational private sector clients throughout the world.
PA Consulting
In fiscal 2021, Jacobs invested in a 65% stake in PA, the consultancy that is Bringing Ingenuity to Life. Its diverse teams of experts combine innovative thinking and breakthrough use of technologies to progress further, faster. PA’s clients adapt and transform and achieve enduring results. An innovation and transformation consultancy, PA's roughly 3,300 employees work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport. PA people are strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists. The team operates globally from offices across the U.K., U.S., Nordics and the Netherlands.

PA offers end-to-end innovation, accelerating new growth ideas from concept, through design, development, and to commercial success, and revitalizing organizations, building the leadership, culture, systems and processes to make innovation a reality. PA has a diverse mix of private and public sector clients, from global household names to start-ups, to national and local public services.

Results of Operations for the three months ended December 31, 2021 and January 1, 2021
(in thousands, except per share information)

	For the Three Months Ended
	December 31, 2021	January 1, 2021
Revenues	$3,380,625	$3,381,836
Direct cost of contracts	(2,584,151)	(2,749,776)
Gross profit	796,474	632,060
Selling, general and administrative expenses	(619,141)	(418,120)
Operating Profit	177,333	213,940
Other Income (Expense):
Interest income	1,501	1,124
Interest expense	(19,426)	(17,313)
Miscellaneous income, net	9,682	156,360
Total other (expense) income, net	(8,243)	140,171
Earnings from Continuing Operations Before Taxes	169,090	354,111
Income Tax Expense from Continuing Operations	(15,889)	(87,023)
Net Earnings of the Group from Continuing Operations	153,201	267,088
Net Earnings of the Group from Discontinued Operations	(232)	(14)
Net Earnings of the Group	152,969	267,074
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(9,252)	(10,026)
Net Earnings Attributable to Redeemable Noncontrolling interests	(9,683)	—
Net Earnings Attributable to Jacobs from Continuing Operations	134,266	257,062
Net Earnings Attributable to Jacobs	$134,034	$257,048
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.04	$1.98
Basic Net Earnings from Discontinued Operations Per Share	$—	$—
Basic Earnings Per Share	$1.04	$1.98

Diluted Net Earnings from Continuing Operations Per Share	$1.03	$1.96
Diluted Net Earnings from Discontinued Operations Per Share	$—	$—
Diluted Earnings Per Share	$1.03	$1.96

Overview – Three Months Ended December 31, 2021
Net earnings attributable to the Company from continuing operations for the first fiscal quarter ended December 31, 2021 were $134.3 million (or $1.03 per diluted share), a decrease of $122.8 million, or 47.8%, from net earnings of $257.1 million (or $1.96 per diluted share) for the corresponding period last year. The first fiscal quarter of 2022 was impacted by $75.0 million in pre-tax Restructuring and other charges and transaction costs associated mainly with the Company's transformation initiatives relating to real estate which is discussed in Note 18- Restructuring and Other Charges. This decrease was partially offset by the current quarter operating results benefiting from our BlackLynx, Inc. ("BlackLynx"), PA Consulting and Buffalo Group investing activities. The comparable period ended January 1, 2021 benefited from $93.1 million in pre-tax unrealized appreciation gains recorded in miscellaneous income (expense), net, associated with our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale and pre-tax unrealized appreciation gains associated with our investment in C3.ai, Inc. ("C3") of $82.6 million, which were both sold during the fiscal year ended 2021. These were partially offset by $27.9 million in fiscal 2021 pre-tax other-than-temporary impairment charges in respect of our AWE investment.
For discussion of discontinued operations, see Note 17 - Sale of Energy, Chemicals and Resources ("ECR") Business.
On November 19, 2021, a subsidiary of Jacobs acquired BlackLynx. For further discussion, see Note 16- Other Business Combinations.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting. For further discussion, see Note 15 - PA Consulting Business Combination.
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group. For further discussion, see Note 16- Other Business Combinations.
Consolidated Results of Operations
Revenues for the first fiscal quarter of 2022 were $3.38 billion, in line with our revenues reported in the corresponding period last year. The slight decrease in revenues for the year over year period was in part due to certain contract wind downs in the U.S. and volume decreases in our P&PS America's business due to softer U.S. market conditions as well as lower pass-through revenues in advanced facilities. In addition, revenue decreases from the prior year resulted from prior year favorable foreign currency translation in our international businesses of $24.1 million, with no significant impact in the current period. This is partly offset due to fiscal 2022 incremental revenues from the PA Consulting investment and the BlackLynx and Buffalo Group acquisitions. Pass-through costs included in revenues for the three months ended December 31, 2021 amounted to $472.4 million, a decrease of $176.3 million, or 27.2%, from $648.7 million from the corresponding period last year, which was primarily attributable to our advanced facilities business.
Gross profit for the first quarter of 2022 was $796.5 million, an increase of $164.4 million, or 26.0%, from $632.1 million from the corresponding period last year. Our gross profit margins were 23.6% and 18.7% for the three months ended December 31, 2021 and January 1, 2021, respectively, with these trend differences being mainly attributable to favorable margin trends from our recent PA Consulting investment, the BlackLynx and Buffalo Group acquisitions, partially offset by market conditions and certain contract wind downs in our U.S. businesses.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three months ended December 31, 2021 were $619.1 million, an increase of $201.0 million, or 48.1%, from $418.1 million for the corresponding period last year. The current year's three months ended results were impacted by incremental SG&A expenses from recent business acquisitions (mainly PA Consulting), of $93.5 million and higher personnel-related costs, partly offset by lower other operational overhead costs. Additionally, higher Restructuring and other charges for the three-month period of 2022 related in part to $73.2 million in costs associated in part with the Company's transformation initiatives relating to real estate which is discussed in Note 18- Restructuring and Other Charges. Prior year SG&A expenses included unfavorable impacts from foreign currency of $3.8 million, with no significant impact in the current year period.
Net interest expense for the three months ended December 31, 2021 was $17.9 million, an increase of $1.7 million from $16.2 million for the corresponding period last year. The increase in net interest expense for the three month period year over year is due to higher levels of average debt outstanding relating in part to the funding of the PA Consulting investment and the BlackLynx acquisition, in addition to higher interest rates.
Miscellaneous income, net for the three months ended December 31, 2021 was $9.7 million in comparison to $156.4 million for the corresponding period last year. The $146.7 million decrease from the prior year three-month period was due primarily to prior year pre-tax unrealized gains on the Company's equity investments in Worley and C3, which were sold during fiscal year 2021. The three months ended January 1, 2021 included $93.1 million in pre-tax unrealized gains associated with changes in the fair value of our investment in Worley stock and certain foreign currency revaluations relating to the ECR sale and $82.6 million in net gains related to the C3 investment. These were partially offset by $27.9 million in fiscal 2021 pre-tax other-than-temporary impairment charges in respect of our AWE investment.
The Company’s effective tax rates from continuing operations for the three months ended December 31, 2021 and January 1, 2021 were 9.4% and 24.6%, respectively. The Company’s effective tax rate from continuing operations for the three months ended December 31, 2021 was lower than the corresponding rate in the prior period primarily due to a current year tax benefit of $15.7 million related to the release of previously reserved foreign tax credits, $4.2 million excess tax benefit attributable to stock compensation, and $4.0 million benefit from filing amended status returns.
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

	Three Months Ended
	December 31, 2021	January 1, 2021
Revenues from External Customers:
Critical Mission Solutions	$1,162,505	$1,295,287
People & Places Solutions	1,928,146	2,086,549
PA Consulting	289,974	—
Total	$3,380,625	$3,381,836

	Three Months Ended
	December 31, 2021	January 1, 2021
Segment Operating Profit:
Critical Mission Solutions	$111,496	$110,072
People & Places Solutions	191,692	196,300
PA Consulting	63,071	—
Total Segment Operating Profit	366,259	306,372
Other Corporate Expenses (1)	(105,360)	(70,341)
Restructuring, Transaction and Other Charges (2)	(83,566)	(22,091)
Total U.S. GAAP Operating Profit	177,333	213,940
Total Other (Expense) Income, net (3)	(8,243)	140,171
Earnings Before Taxes from Continuing Operations	$169,090	$354,111

(1)	Other corporate expenses also include intangibles amortization of $46.9 million and $23.2 million for the three months ended December 31, 2021 and January 1, 2021, respectively, with this increase mainly attributable to the PA Consulting investment.
(2)	Included in the three months ended December 31, 2021 is $72.3 million of real estate impairment charges related to the Company's transformation initiatives.
(3)	The three months ended December 31, 2021 include $1.7 million in income associated with final distributions from the exit of our AWE investment and a gain of $6.9 million related to a lease termination. The three months ended January 1, 2021 include $93.1 million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, $82.6 million in fair value adjustments related to our investment in C3 stock and $(27.9) million related to impairment charges on our AWE Management Ltd. investment. The investments in Worley and C3 were sold in fiscal 2021 and therefore there are no comparable amounts in the current quarter.

Critical Mission Solutions

	Three Months Ended
	December 31, 2021	January 1, 2021
Revenue	$1,162,505	$1,295,287
Operating Profit	$111,496	$110,072

Critical Mission Solutions (CMS) segment revenues for the three months ended December 31, 2021 were $1.16 billion, a decrease of $132.8 million, or 10.3%, from $1.30 billion for the corresponding period last year. The decrease in revenue was primarily driven by several large contracts winding down in the U.S., partially offset by revenue growth from certain elements of our legacy portfolio, driven by increased spending by customers in the U.S. government business sector and our legacy international clients. Impacts on revenues from favorable foreign currency translation were approximately $2.2 million for the three month period ended December 31, 2021 compared to $4.6 million in favorable impacts in the corresponding prior year period.

Operating profit for the segment was $111.5 million for the three months ended December 31, 2021, an increase of $1.4 million, or 1.3%, from $110.1 million for the corresponding period last year. This slight increase from the prior year was mainly attributable to growth in higher margin U.S. government business sectors as well as our recent acquisitions, offsetting impacts from the large contract wind downs mentioned above. Impacts on operating profit from foreign currency were not significant for either period.
People & Places Solutions

	Three Months Ended
	December 31, 2021	January 1, 2021
Revenue	$1,928,146	$2,086,549
Operating Profit	$191,692	$196,300

Revenues for the People & Places Solutions (P&PS) segment for the three months ended December 31, 2021 was $1.93 billion, a decrease of $158.4 million, or 7.6%, from $2.09 billion for the corresponding period last year. The decrease in revenue for the three months ended December 31, 2021 was primarily driven by volume decreases in our U.S. markets and lower pass through costs within our advanced facilities business. Foreign currency translation had a $2.6 million unfavorable impact on revenues in our international businesses for the current year period. Comparatively, favorable impacts on revenues from foreign currency translation was approximately $19.5 million for the three month period ended January 1, 2021.

Operating profit for the segment for the three months ended December 31, 2021 was $191.7 million, a decrease of $4.6 million, or 2.3%, from $196.3 million for the corresponding period last year. The year-over-year decrease in operating profit for the three months ended December 31, 2021 was driven mainly by the decline in lower revenues mentioned above and higher costs associated labor, travel, and other spending as COVID-19 mitigation efforts were moderated as well as incremental investments in support of projected future growth later this year. Impacts on operating profit from foreign currency were not significant for the current year period, compared to $2.1 million in favorable impacts in the corresponding prior year period.
PA Consulting

	Three Months Ended
	December 31, 2021	January 1, 2021
Revenue	$289,974	$—
Operating Profit	$63,071	$—

Revenues for the PA Consulting segment for the three months ended December 31, 2021 were $290.0 million. Operating profit for the segment for the three months ended January 1, 2021 was $63.1 million. There were no comparable periods in the prior year, given the transaction closed on March 2, 2021.
Other Corporate Expenses
Other corporate expenses for the three months ended December 31, 2021 were $105.4 million, an increase of $35.0 million from $70.3 million for the corresponding period last year. This increase was due primarily to higher intangible amortization expense from the PA Consulting investment and other acquisitions, as well as impacts from higher Company benefit program costs and other department spend increases.
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
The following table summarizes our backlog at December 31, 2021 and January 1, 2021 (in millions):

	December 31, 2021	January 1, 2021
Critical Mission Solutions	$10,798	$9,683
People & Places Solutions	16,932	15,422
PA Consulting	276	—
Total	$28,006	$25,105
The increase in backlog in Critical Mission Solutions (CMS) from January 1, 2021 was primarily driven by success in closing on a number of key opportunities in the U.S government space and the BlackLynx acquisition.
The increase in backlog in People & Places Solutions (P&PS) from January 1, 2021 was primarily driven by new business awards in our advanced facilities business.
Backlog in PA Consulting as of December 31, 2021 was $276.0 million. The PA Consulting transaction closed on March 2, 2021.
Consolidated backlog differs from the Company’s remaining performance obligations as defined by ASC 606 primarily because of our national government contracts (other than national government O&M contracts). Our policy is to generally include in backlog the full contract award, whether funded or unfunded excluding the option periods while our remaining performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. Additionally, the Company includes our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations.
Liquidity and Capital Resources
At December 31, 2021, our principal sources of liquidity consisted of $1.25 billion in cash and cash equivalents and $1.67 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
The amount of cash and cash equivalents at December 31, 2021 represented an increase of $230.8 million from $1.01 billion at October 1, 2021, the reasons for which are described below.
Our cash flow provided by operations of $321.6 million during the three months ended December 31, 2021 was favorable by $209.0 million in comparison to the cash flow provided by operations of $112.6 million for the corresponding prior year period. This improvement was due mainly to improved working capital performance along with favorable impacts from net cash earnings year over year. The improvement in working capital performance was primarily driven by favorability in accounts receivable collections trends along with less cash used in accrued liabilities year over year.
Our cash used for investing activities for the three months ended was $249.6 million, compared to cash used for investing activities of $193.2 million in the corresponding prior year period, with this change due primarily to the acquisition of BlackLynx in the current quarter and Buffalo Group in the prior year.
Our cash provided by financing activities of $144.4 million for the three months ended December 31, 2021 resulted mainly from net proceeds from borrowings of $231.4 million mainly in connection with the BlackLynx acquisition, partly offset by cash used for repurchase of redeemable noncontrolling interests of $35.1 million and $41.6 million in dividends to shareholders and noncontrolling interests. Cash provided by financing activities in the corresponding prior year period was $18.7 million, due primarily to net proceeds from borrowings of $95.0 million, offset by cash used for share repurchases of $24.8 million and $35.7 million in dividends to shareholders and noncontrolling interests.
At December 31, 2021, the Company had approximately $162.2 million in cash and cash equivalents held in the U.S. and $1.08 billion held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Japan and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements included in our 2021 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $273.7 million in letters of credit outstanding at December 31, 2021. Of this amount, $1.7 million was issued under the Revolving Credit Facility and $272.0 million was issued under separate, committed and uncommitted letter-of-credit facilities.

On February 4, 2022, the Company acquired StreetLight Data, Inc., ("StreetLight") for a purchase price based on an enterprise value of $209 million on a cash-free, debt-free basis, subject to customary post-closing adjustments. StreetLight is a pioneer of mobility analytics who uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems.
On November 19, 2021, a subsidiary of Jacobs acquired all outstanding shares of common stock of BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $234.9 million in cash to the former owners of BlackLynx. In addition, the transaction involved the potential payment of future consideration that is contingent upon the achievement of certain revenue and gross margin thresholds being achieved in calendar year 2022. The estimated fair value of the contingent consideration on the acquisition date is $1.3 million. The future contingent consideration will be paid, if and to the extent achieved, in second quarter of fiscal 2023. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, proceeds from a new term loan and draws on the Company's existing revolving credit facility. Further, in connection with the transaction, an additional $261 million in investment proceeds had not yet been distributed at the investment date due to continuing employment requirements of associated management owners. Consequently, this amount represented compensation expense incurred related to the investment that was expensed subsequent to the acquisition date, and was reflected in selling, general and administrative expense and cash from operations for the fiscal year ended October 1, 2021. The remaining 35% interest was acquired by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment under U.S. GAAP accounting rules. See Note 15- PA Consulting Business Combination for more discussion on the investment and Note 12- Borrowings for more discussion on the financing for the transaction.
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
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions which allows Jacobs to further expand its cyber and intelligence solutions offerings to government clients. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million, The contingent consideration was subsequently recognized as an offset to selling, general and administrative expense when it was determined no amounts would be paid. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations. We further believe that our financial resources and discretionary spend controls, as well as near term benefits from government assistance programs, will allow us to continue managing the negative impacts of the COVID-19 pandemic on our business operations for the foreseeable future. We continue to evaluate the impact of the pandemic on our business and reassess accordingly.
We were in compliance with all of our debt covenants at December 31, 2021.
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
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2021, we had an aggregate of $2.63 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility and the Term Loan Facilities bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%. Additionally, if our Consolidated Leverage Ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. However, as discussed in Note 19- Commitments and Contingencies and Derivative Financial Instruments, we are party to swap agreements with an aggregate notional value of $923.5 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.71 billion in principal amount subject to variable interest rate risk.
For the three months ended December 31, 2021, our weighted average borrowings that are subject to floating rate exposure were approximately $1.78 billion. If floating interest rates had increased by 1.00%, our interest expense for the three months ended December 31, 2021 would have increased by approximately $4.5 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $503.5 million in notional value of exchange rate sensitive instruments at December 31, 2021. See Note 19- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of December 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The information required by this Item 1 is included in the Note 19- Commitments and Contingencies and Derivative Financial Instruments included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors.
Please refer to Item 1A- Risk Factors in our 2021 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities during the first fiscal quarter of 2022.
Share Repurchases
On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). In the fourth quarter of fiscal 2021, the Company initiated an accelerated share repurchase program by advancing $250 million to a financial institution in a privately negotiated transaction, with final non-cash settlement on the program during the first quarter of fiscal 2022 of 342,054 shares as depicted in the table below.
The following table summarizes the activity under the 2020 Repurchase Authorization through the first fiscal quarter of 2022:

Amount Authorized (2020 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$137.55	342,054	342,054
(1)Includes commissions paid and calculated at the average price per share
As of December 31, 2021, the Company has $782.9 million remaining under the 2020 Repurchase Authorization.
Our share repurchase program does not obligate the Company to purchase any shares. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to Rule 10b5-1 plans or otherwise. The authorization for the share repurchase programs may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosure.
None.
Item 5.     Other Information.
None.

Item 6.     Exhibits.

10.1#*	Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).
10.2#*	Form of Restricted Stock Unit Agreement (Performance Shares – ROIC) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).
10.3#*	Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan).
10.4*
Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 6, 2021, between Jacobs Engineering Group Inc. and Bank of America, N.A., as administrative agent, to the Second Amended and Restated Credit Agreement dated as of March 27, 2019, by and among Jacobs Engineering, Inc., the designated borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.

10.5*
Amendment to Credit Agreement (LIBOR Transition), dated as of December 6, 2021, among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, and Bank of America, N.A., as administrative agent, to the Credit Agreement, dated as of March 25, 2020, by and among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, the lenders party thereto, and Bank of America, N.A. as administrative agent.

10.6*
Amendment to Term Loan Agreement (LIBOR Transition), dated as of December 6, 2021, between Jacobs Engineering Group Inc. and Bank of America, N.A., as administrative agent, to the Term Loan Agreement, dated as of January 20, 2021, among Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, (formatted as Inline XBRL and contained in Exhibit 101).

# Management contract or compensatory plan or arrangement
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
President
and Chief Financial Officer
(Principal Financial Officer)

Date:	February 8, 2022