Form 10-Q
period 2022-04-01
JACOBS ENGINEERING GROUP INC /DE/
filed 2022-05-03
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2022
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at April 22, 2022: 128,627,268

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	April 1, 2022	October 1, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,235,422	$1,014,249
Receivables and contract assets	3,302,868	3,101,418
Prepaid expenses and other	152,989	176,228
Total current assets	4,691,279	4,291,895
Property, Equipment and Improvements, net	326,596	353,117
Other Noncurrent Assets:
Goodwill	7,492,015	7,197,000
Intangibles, net	1,553,283	1,565,758
Deferred income tax assets	68,376	103,193
Operating lease right-of-use assets	556,686	650,097
Miscellaneous	495,057	471,549
Total other noncurrent assets	10,165,417	9,987,597
	$15,183,292	$14,632,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$52,911	$53,456
Accounts payable	921,372	908,441
Accrued liabilities	1,955,327	1,533,559
Operating lease liability	162,817	172,414
Contract liabilities	672,265	542,054
Total current liabilities	3,764,692	3,209,924
Long-term Debt	3,196,374	2,839,933
Liabilities relating to defined benefit pension and retirement plans	366,788	418,080
Deferred income tax liabilities	211,341	214,380
Long-term operating lease liability	688,604	758,358
Other deferred liabilities	163,988	559,375
Commitments and Contingencies
Redeemable Noncontrolling interests	669,527	657,722
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding 128,899,796 shares and 128,892,540 shares as of April 1, 2022 and October 1, 2021, respectively	128,900	128,893
Additional paid-in capital	2,667,256	2,590,012
Retained earnings	4,069,664	4,015,578
Accumulated other comprehensive loss	(788,374)	(794,442)
Total Jacobs stockholders’ equity	6,077,446	5,940,041
Noncontrolling interests	44,532	34,796
Total Group stockholders’ equity	6,121,978	5,974,837
	$15,183,292	$14,632,609

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended April 1, 2022 and April 2, 2021
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenues	$3,834,059	$3,547,873	$7,214,684	$6,929,708
Direct cost of contracts	(2,963,649)	(2,780,860)	(5,547,800)	(5,530,636)
Gross profit	870,410	767,013	1,666,884	1,399,072
Selling, general and administrative expenses	(704,195)	(808,125)	(1,323,336)	(1,226,246)
Operating Profit (Loss)	166,215	(41,112)	343,548	172,826
Other Income (Expense):
Interest income	381	608	1,882	1,732
Interest expense	(21,995)	(15,464)	(41,421)	(32,777)
Miscellaneous income (expense), net	10,681	(56,313)	20,362	100,047
Total other (expense) income, net	(10,933)	(71,169)	(19,177)	69,002
Earnings (Loss) from Continuing Operations Before Taxes	155,282	(112,281)	324,371	241,828
Income Tax (Expense) Benefit from Continuing Operations	(46,166)	20,772	(62,054)	(66,250)
Net Earnings (Loss) of the Group from Continuing Operations	109,116	(91,509)	262,317	175,578
Net (Loss) Earnings of the Group from Discontinued Operations	(1)	11,320	(233)	11,305
Net Earnings (Loss) of the Group	109,115	(80,189)	262,084	186,883
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(10,261)	(10,158)	(19,514)	(20,184)
Net (Earnings) Loss Attributable to Redeemable Noncontrolling interests	(10,038)	101,392	(19,721)	101,392
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	88,817	(275)	223,082	256,786
Net Earnings Attributable to Jacobs	$88,816	$11,045	$222,849	$268,091
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.69	$—	$1.72	$1.97
Basic Net Earnings from Discontinued Operations Per Share	$—	$0.09	$—	$0.09
Basic Earnings Per Share	$0.69	$0.08	$1.72	$2.06

Diluted Net Earnings from Continuing Operations Per Share	$0.68	$—	$1.71	$1.96
Diluted Net Earnings from Discontinued Operations Per Share	$—	$0.09	$—	$0.09
Diluted Earnings Per Share	$0.68	$0.08	$1.71	$2.04
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended April 1, 2022 and April 2, 2021
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net Earnings (Loss) of the Group	$109,115	$(80,189)	$262,084	$186,883
Other Comprehensive Income:
Foreign currency translation adjustment	(45,827)	(15,450)	(54,512)	70,888
Gain on cash flow hedges	46,491	27,604	55,346	31,187
Change in pension and retiree medical plan liabilities	12,036	1,490	20,075	(17,863)
Other comprehensive income before taxes	12,700	13,644	20,909	84,212
Income Tax (Expense) Benefit:
Foreign currency translation adjustment	(400)	3,409	2,590	(11,036)
Cash flow hedges	(12,290)	(7,315)	(15,235)	(7,094)
Change in pension and retiree medical plan liabilities	(728)	(838)	(2,196)	(1,664)
Income Tax Expense:	(13,418)	(4,744)	(14,841)	(19,794)
Net other comprehensive (loss) income	(718)	8,900	6,068	64,418
Net Comprehensive Income (Loss) of the Group	108,397	(71,289)	268,152	251,301
Net Earnings Attributable to Noncontrolling Interests	(10,261)	(10,158)	(19,514)	(20,184)
Net (Earnings) Loss Attributable to Redeemable Noncontrolling interests	(10,038)	101,392	(19,721)	101,392
Net Comprehensive Income Attributable to Jacobs	$88,098	$19,945	$228,917	$332,509
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended April 1, 2022 and April 2, 2021
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at January 1, 2021	$130,035	$2,597,586	$4,249,408	$(877,539)	$6,099,490	$43,877	$6,143,367
Net earnings	—	—	11,045	—	11,045	10,158	21,203
Foreign currency translation adjustments, net of deferred taxes of $(3,409)	—	—	—	(12,041)	(12,041)	—	(12,041)
Pension liability, net of deferred taxes of $838	—	—	—	652	652	—	652
Gain on derivatives, net of deferred taxes of $7,315	—	—	—	20,289	20,289	—	20,289
Dividends	—	—	(27,482)	—	(27,482)	—	(27,482)
Redeemable Noncontrolling interests redemption value adjustment to Common Shareholders	—	—	(107,238)	—	(107,238)	—	(107,238)
Noncontrolling interests - distributions and other	—	—	—	—	—	(18,728)	(18,728)
Stock based compensation	—	15,136	—	—	15,136	—	15,136
Issuances of equity securities including shares withheld for taxes	137	8,732	(133)	—	8,736	—	8,736
Repurchases of equity securities	—	—	(148)	—	(148)	—	(148)
Balances at April 2, 2021	$130,172	$2,621,454	$4,125,452	$(868,639)	$6,008,439	$35,307	$6,043,746

Balances at December 31, 2021	$129,153	$2,641,059	$4,087,390	$(787,656)	$6,069,946	$29,999	$6,099,945
Net earnings	—	—	88,816	—	88,816	10,261	99,077
Foreign currency translation adjustments, net of deferred taxes of $400	—	—	—	(46,227)	(46,227)	—	(46,227)
Pension liability, net of deferred taxes of $728	—	—	—	11,308	11,308	—	11,308
Gain on derivatives, net of deferred taxes of $12,290	—	—	—	34,201	34,201	—	34,201
Dividends	—	—	(29,871)	—	(29,871)	—	(29,871)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(35,117)	—	(35,117)	—	(35,117)
Noncontrolling interests - distributions and other	—	—	—	—	—	4,272	4,272
Stock based compensation	—	18,147	—	—	18,147	—	18,147
Issuances of equity securities including shares withheld for taxes	142	16,134	(33)	—	16,243	—	16,243
Repurchases of equity securities	(395)	(8,084)	(41,521)	—	(50,000)	—	(50,000)
Balances at April 1, 2022	$128,900	$2,667,256	$4,069,664	$(788,374)	$6,077,446	$44,532	$6,121,978
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended April 1, 2022 and April 2, 2021
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at October 2, 2020	$129,748	$2,598,446	$4,020,575	$(933,057)	$5,815,712	$39,955	$5,855,667
Net earnings	—	—	268,091	—	268,091	20,184	288,275
Foreign currency translation adjustments, net of deferred taxes of $11,036	—	—	—	59,852	59,852	—	59,852
Pension liability, net of deferred taxes of $1,664	—	—	—	(19,527)	(19,527)	—	(19,527)
Gain on derivatives, net of deferred taxes of $7,094	—	—	—	24,093	24,093	—	24,093
Dividends	—	—	(27,515)	—	(27,515)		(27,515)
Redeemable Noncontrolling interests redemption value adjustment to Common Shareholders	—	—	(107,238)	—	(107,238)	—	(107,238)
Noncontrolling interests - distributions and other	—	—	—	—	—	(24,832)	(24,832)
Stock based compensation	—	26,977	—	—	26,977	—	26,977
Issuances of equity securities including shares withheld for taxes	675	1,058	(8,790)	—	(7,057)	—	(7,057)
Repurchases of equity securities	(251)	(5,027)	(19,671)	—	(24,949)	—	(24,949)
Balances at April 2, 2021	$130,172	$2,621,454	$4,125,452	$(868,639)	$6,008,439	$35,307	$6,043,746

Balances at October 1, 2021	$128,893	$2,590,012	$4,015,578	$(794,442)	$5,940,041	$34,796	$5,974,837
Net earnings	—	—	222,849	—	222,849	19,514	242,363
Foreign currency translation adjustments, net of deferred taxes of $(2,590)	—	—	—	(51,922)	(51,922)	—	(51,922)
Pension liability, net of deferred taxes of $2,196	—	—	—	17,879	17,879	—	17,879
Gain on derivatives, net of deferred taxes of $15,235	—	—	—	40,111	40,111	—	40,111
Dividends	—	—	(29,994)	—	(29,994)	—	(29,994)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(50,320)	—	(50,320)	—	(50,320)
Repurchase of redeemable noncontrolling interests			7,761		7,761		7,761
Noncontrolling interests - distributions and other	—	—	—	—	—	(9,778)	(9,778)
Stock based compensation	—	25,161	—	—	25,161	—	25,161
Issuances of equity securities including shares withheld for taxes	744	17,040	(11,904)	—	5,880	—	5,880
Repurchases of equity securities	(737)	35,043	(84,306)	—	(50,000)	—	(50,000)
Balances at April 1, 2022	$128,900	$2,667,256	$4,069,664	$(788,374)	$6,077,446	$44,532	$6,121,978
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended April 1, 2022 and April 2, 2021
(In thousands)
(Unaudited)

	For the Six Months Ended
	April 1, 2022	April 2, 2021
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$262,084	$186,883
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	52,620	48,079
Intangible assets	95,338	53,753
Gain on sale of ECR business	—	(15,608)
Gain on investment in equity securities	—	(114,443)
Stock based compensation	25,161	26,977
Equity in earnings of operating ventures, net of return on capital distributions	13,280	6,353
Loss on disposals of assets, net	421	353
Impairment of long-lived assets and equity method investment	74,585	33,197
Deferred income taxes	16,040	41,063
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	(33,881)	73,542
Prepaid expenses and other current assets	15,916	14,521
Miscellaneous other assets	67,201	76,401
Accounts payable	18,448	(152,750)
Accrued liabilities	(119,982)	99,198
Other deferred liabilities	(33,305)	(22,490)
Other, net	(7,670)	(4,797)
Net cash provided by operating activities	446,256	350,232
Cash Flows from Investing Activities:
Additions to property and equipment	(48,223)	(45,053)
Disposals of property and equipment and other assets	1,064	427
Capital contributions to equity investees, net of return of capital distributions	1,082	(4,193)
Acquisitions of businesses, net of cash acquired	(412,748)	(1,741,062)
Disposal of investment in equity securities	—	13,027
Proceeds related to sales of businesses	—	36,360
Net cash used for investing activities	(458,825)	(1,740,494)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,519,000	3,118,315
Repayments of long-term borrowings	(1,125,528)	(1,328,283)
Proceeds from short-term borrowings	—	—
Repayments of short-term borrowings	(6,359)	(7,675)
Debt issuance costs	—	(2,697)
Proceeds from issuances of common stock	28,187	18,585
Common stock repurchases	(50,000)	(24,949)
Taxes paid on vested restricted stock	(28,398)	(25,642)
Cash dividends to shareholders	(57,247)	(52,438)
Net (dividends) contributions associated with noncontrolling interests	(9,416)	(29,442)
Repurchase of redeemable noncontrolling interests	(35,095)	—
Net cash provided by financing activities	235,144	1,665,774
Effect of Exchange Rate Changes	(12,792)	28,918
Net Increase in Cash and Cash Equivalents and Restricted Cash	209,783	304,430
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,026,575	862,424
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,236,358	$1,166,854
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at April 1, 2022, and for the three and six month periods ended April 1, 2022.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
On February 4, 2022, the Company acquired StreetLight Data, Inc. ("StreetLight"). StreetLight is a pioneer of mobility analytics who uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems. The Company paid total base consideration of approximately $190.7 million in cash, and issued $0.9 million in equity and $5.2 million in in-the-money stock options to the former owners of StreetLight. The Company also paid off StreetLight's debt of approximately $1.0 million simultaneously with the consummation of the acquisition. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
On November 19, 2021, a subsidiary of Jacobs acquired all outstanding shares of common stock of BlackLynx ("BlackLynx"), a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In addition, the transaction involved the potential payment of future consideration that is contingent upon the achievement of certain revenue and gross margin thresholds being achieved in calendar year 2022. The estimated fair value of the contingent consideration on the acquisition date is $0.4 million. The future contingent consideration will be paid, if and to the extent achieved, in the second quarter of fiscal 2023. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting Group Limited ("PA Consulting"), a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, proceeds from a new term loan and draws on the Company's existing revolving credit facility. Further, in connection with the transaction, an additional $261 million in investment proceeds had not yet been distributed at the investment date due to continuing employment requirements of associated management owners. Consequently, this amount represented compensation expense incurred related to the investment that was expensed subsequent to the date of the transaction, and was reflected in selling, general and administrative expense and cash from operations for the fiscal year ended October 1, 2021. The remaining 35% interest was acquired by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment. See Note 15- PA Consulting Business Combination for more discussion on the investment and Note 12- Borrowings for more discussion on the financing for the transaction.
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions, which allows Jacobs to further expand its cyber and intelligence solutions offerings to

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
government clients. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million. The contingent consideration was subsequently recognized as an offset to selling, general and administrative expense when it was determined no amounts would be paid. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited ("Worley"), a company incorporated in Australia, for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented. As of October 1, 2021, all of the ECR business to be sold under the terms of the ECR sale had been conveyed to Worley and as such, no amounts remain held for sale. For further discussion, see Note 17- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
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
Fair value measurements relating to our business combinations are made primarily using Level 3 inputs including discounted cash flow and to the extent applicable, Monte Carlo simulation techniques. Fair value for the identified intangible assets is generally estimated using inputs primarily for the income approach using the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) revenue projections of the business, including profitability, (ii) attrition rates and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as furniture, fixtures and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation. The fair value of the contingent consideration is estimated using a Monte Carlo simulation and the significant assumptions used include projections of revenues and probabilities of meeting those projections. Key inputs to the valuation of the noncontrolling interests include projected cash flows and the expected volatility associated with those cash flows.
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
5.    Revenue Accounting for Contracts
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide a diverse range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients. We provide a broad range of engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and technical, digital, process, scientific and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, the Middle East, India, Australia, Africa, and Asia. We provide our services under cost-reimbursable and fixed-price contracts. Our contracts are with many different customers in numerous industries. Refer to Note 20- Segment Information for additional information on how we disaggregate our revenues by reportable segment.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table further disaggregates our revenue by geographic area for the three and six months ended April 1, 2022 and April 2, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenues:
United States	$2,499,737	$2,474,672	$4,648,289	$4,931,712
Europe	937,864	756,474	1,804,216	1,395,789
Canada	67,152	53,687	132,192	109,315
Asia	36,533	28,650	68,620	56,055
India	28,844	16,463	50,992	31,010
Australia and New Zealand	181,650	159,778	359,302	297,186
Middle East and Africa	82,279	58,149	151,073	108,641
Total	$3,834,059	$3,547,873	$7,214,684	$6,929,708
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and six months ended April 1, 2022 that was previously included in the contract liability balance on October 1, 2021 was $79.6 million and $371.0 million, respectively. Revenue recognized for the three and six months ended April 2, 2021 that was included in the contract liability balance on October 2, 2020 was $96.5 million and $355.6 million respectively.
Remaining Performance Obligation
The Company’s remaining performance obligations as of April 1, 2022 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $15.2 billion in remaining performance obligations as of April 1, 2022. The Company expects to recognize approximately 57% of our remaining performance obligations into revenue within the next twelve months and the remaining 43% thereafter.
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
6.     Earnings Per Share and Certain Related Information
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings. Net earnings used for the purpose of determining basic and diluted EPS is determined by taking net earnings less earnings available to participating securities.
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and six months ended April 1, 2022 and April 2, 2021 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Numerator for Basic and Diluted EPS:

Net earnings (loss) from continuing operations allocated to common stock for EPS calculation	$88,817	$(275)	$223,082	$256,786

Net (loss) earnings from discontinued operations allocated to common stock for EPS calculation	$(1)	$11,320	$(233)	$11,305

Net earnings allocated to common stock for EPS calculation	$88,816	$11,045	$222,849	$268,091

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	129,333	130,262	129,337	130,115

Effect of dilutive securities:
Stock compensation plans (1)	640	—	796	1,042
Shares used for calculating diluted EPS attributable to common stock	129,973	130,262	130,133	131,157

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.69	$—	$1.72	$1.97
Basic Net Earnings from Discontinued Operations Per Share	$—	$0.09	$—	$0.09
Basic Earnings Per Share	$0.69	$0.08	$1.72	$2.06
Diluted Net Earnings from Continuing Operations Per Share	$0.68	$—	$1.71	$1.96
Diluted Net Earnings from Discontinued Operations Per Share	$—	$0.09	$—	$0.09
Diluted Earnings Per Share	$0.68	$0.08	$1.71	$2.04

(1) For the three months ended April 2, 2021, because net earnings (loss) from continuing operations allocated to common stock for EPS was a loss, the effect of antidilutive securities of 902 equivalent shares were excluded from the denominator in calculating diluted EPS.
Share Repurchases

On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). In the fourth quarter of fiscal 2021, the Company initiated an accelerated share repurchase program by advancing $250 million to a financial institution in a privately negotiated transaction, with final non-cash settlement on the program during the first quarter of fiscal 2022 of 342,054 shares.

The following table summarizes the activity under the 2020 Repurchase Authorization through the second fiscal quarter of 2022:

Amount Authorized (2020 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$1,000,000,000	$131.62	737,369	737,369

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)Includes commissions paid and calculated at the average price per share

As of April 1, 2022, the Company has $732.9 million remaining under the 2020 Repurchase Authorization.

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

Dividends
On April 28, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share of the Company’s common stock to be paid on June 24, 2022, to shareholders of record on the close of business on May 27, 2022. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the second fiscal quarter of 2022 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
January 26, 2022	February 25, 2022	March 25, 2022	$0.23
September 23, 2021	October 15, 2021	October 29, 2021	$0.21
July 14, 2021	July 30, 2021	August 27, 2021	$0.21
April 22, 2021	May 28, 2021	June 25, 2021	$0.21
January 27, 2021	February 26, 2021	March 26, 2021	$0.21
September 17, 2020	October 2, 2020	October 30, 2020	$0.19

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7.    Goodwill and Intangibles
The carrying value of goodwill and appearing in the accompanying Consolidated Balance Sheets at April 1, 2022 and October 1, 2021 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	PA Consulting	Total
Balance October 1, 2021	$2,550,631	$3,240,783	$1,405,586	$7,197,000
Acquired	199,587	147,568	—	347,155
Foreign currency translation	(3,477)	(7,165)	(47,481)	(58,123)
Post-Acquisition Adjustments	—	—	5,983	5,983
Balance April 1, 2022	$2,746,741	$3,381,186	$1,364,088	$7,492,015
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at April 1, 2022 and October 1, 2021 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances October 1, 2021	$1,309,061	$40,020	$216,677	$1,565,758
Amortization	(86,394)	(3,312)	(5,632)	(95,338)
Acquired	69,574	42,787	—	112,361
Foreign currency translation	(22,484)	(190)	(6,824)	(29,498)
Balances April 1, 2022	$1,269,757	$79,305	$204,221	$1,553,283
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2022 and for the succeeding years. The amounts below include preliminary amortization estimates for the Streetlight and BlackLynx opening balance sheet fair values that are still subject to change.

Fiscal Year	(in millions)
2022	$98.4
2023	196.7
2024	196.5
2025	196.0
2026	180.9
Thereafter	684.8
Total	$1,553.3

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
8.    Receivables and Contract Assets
The following table presents the components of receivables appearing in the accompanying Consolidated Balance Sheets at April 1, 2022 and October 1, 2021, as well as certain other related information (in thousands):

	April 1, 2022	October 1, 2021
Components of receivables and contract assets:
Amounts billed, net	$1,403,454	$1,278,087
Unbilled receivables and other	1,416,713	1,343,588
Contract assets	482,701	479,743
Total receivables and contract assets, net	$3,302,868	$3,101,418
Other information about receivables:
Amounts due from the United States federal government, included above, net of contract liabilities	$739,201	$563,009
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
Contract assets represent unbilled amounts where the right to payment is subject to more than merely the passage of time and includes performance-based incentives and services that have been provided in advance of agreed contractual milestones. Contract assets are transferred to unbilled receivables when the right to consideration becomes unconditional and are transferred to amounts billed upon invoicing.
9.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax as of April 1, 2022 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustment	Gain/(Loss) on Cash Flow Hedges	Total
Balance at October 1, 2021	$(394,561)	$(407,240)	$7,359	$(794,442)
Other comprehensive income (loss)	17,879	(51,922)	36,536	2,493
Reclassifications from accumulated other comprehensive income (loss)	—	—	3,575	3,575
Balance at April 1, 2022	$(376,682)	$(459,162)	$47,470	$(788,374)

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended April 1, 2022 and April 2, 2021 were 29.7% and 18.5%, respectively, with the change due primarily to the absence of a $7.7 million benefit the Company recognized in the three months ended April 2, 2021 associated with a change in the Company’s assertion about the indefinite reinvestment of certain foreign unremitted earnings in India, other discrete foreign tax items and higher state taxes, partly offset by the absence in the current year of certain nondeductible compensation related charges associated with our PA Consulting investment that occurred in the three month period of fiscal 2021.

The Company's effective tax rates from continuing operations for the six months ended April 1, 2022 and April 2, 2021 were 19.1% and 27.4%, respectively, with the decrease primarily due to a tax benefit of $15.7 million related to the release of valuation allowance on foreign tax credits for the six months ended April 1, 2022 and the absence of certain non-deductible pre-tax compensation charges associated with our investment in PA Consulting for the six month period in fiscal 2021, partly offset by the absence of the 2021 period benefit from the India unremitted earnings reinvestment item mentioned above.

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
The assets of a joint venture are restricted for use to the obligations of the particular joint venture and are not available for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees that may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. Refer to Note 19 - Commitments and Contingencies and Derivative Financial Instruments for further discussion relating to performance guarantees.
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's results of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $386.9 million and $255.8 million, respectively, as of April 1, 2022 and $289.8 million and $220.8 million, respectively, as of October 1, 2021. There are no consolidated VIEs that have debt or credit facilities.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The remaining 35% interest was acquired by PA Consulting employees. PA Consulting is accounted for as a consolidated subsidiary under U.S. GAAP accounting rules. See Note 15 - PA Consulting Business Combination for more discussion on the acquisition.

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
For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $119.5 million and $146.1 million, respectively, as of April 1, 2022, and $115.1 million and $129.5 million, respectively, as of October 1, 2021. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and the Company's investment created when the Company purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of April 1, 2022, the Company’s equity method investments exceeded its share of venture net assets by $36.3 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of April 1, 2022 and October 1, 2021 were $105.4 million and $121.3 million, respectively. During the three months ended April 1, 2022 and April 2, 2021, we recognized income from equity method joint ventures of $12.5 million and $11.9 million, respectively. During the six months ended April 1, 2022 and April 2, 2021, we recognized income from equity method joint ventures of $19.3 million and $30.2 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $22.4 million and $19.7 million as of April 1, 2022 and October 1, 2021, respectively.
The Company held a 24.5% interest in AWE Management Ltd ("AWE ML") that was accounted for under the equity method. AWE ML was previously under a contractual operating arrangement with the UK Ministry of Defence (MoD) with multiple years remaining under the arrangement, and during fiscal 2021, the MoD unexpectedly announced plans to change its operating agreements with AWE ML that resulted in the early termination of the current contract in 2021. During the six months ended April 2, 2021, the Company recorded an other-than-temporary impairment charge on its investment in AWE ML in the amount of $33.2 million, which was included in miscellaneous income (expense), net in the consolidated statement of earnings as a result of the contract termination.
The Company held a cost method investment in C3.ai, Inc. ("C3") and in the first quarter of fiscal 2021, C3 completed an initial public offering and as a result the Company carried its investment in C3 at fair value, with changes reflected in net income as it is an investment in equity securities with a readily determinable fair value based on quoted market prices. During fiscal 2021 and subsequent to the IPO, the Company sold all shares owned in C3. Dividend income, unrealized gains and related realized gains on disposal of these shares of $48.6 million were recognized in miscellaneous income (expense), net, in the consolidated statement of earnings for the six months ended April 2, 2021.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
12.    Borrowings
At April 1, 2022 and October 1, 2021, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	April 1, 2022	October 1, 2021
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	March 2024	$747,794	$327,794
2021 Term Loan Facility	Benchmark + applicable margin (1) (3)	March 2024	1,053,385	1,081,724
2020 Term Loan Facility	Benchmark + applicable margin (1) (4)	March 2025 (5)	952,402	988,940
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Current Portion (5)			(52,911)	(53,456)
Less: Deferred Financing Fees			(4,296)	(5,069)
Total Long-term debt, net			$3,196,374	$2,839,933
(1)During the six months ended April 1, 2022, the aggregate principal amounts denominated in British pounds under the Revolving Credit Facility, 2021 Term Loan Facility and 2020 Term Loan Facility transitioned from underlying LIBOR benchmarked rates to SONIA rates. Borrowings denominated in U.S. dollars remained benchmarked to LIBOR rates.
(2)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. The applicable LIBOR rates including applicable margins at April 1, 2022 and October 1, 2021 were approximately 1.82% and 1.45%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%. There were no amounts drawn in British pounds as of April 1, 2022.
(3)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2021 Term Loan Facility (defined below)), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. The applicable LIBOR rate including applicable margins for borrowings denominated in U.S. dollars at April 1, 2022 and October 1, 2021 was approximately 1.68% and 1.43%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%, which was approximately 2.10% at April 1, 2022.
(4)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2020 Term Loan Facility (defined below)), U.S. dollar denominated borrowings under the 2020 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates including applicable margins for borrowings denominated in U.S. dollars at April 1, 2022 and October 1, 2021 were approximately 1.82% and 1.45%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%, which was approximately 2.10% at April 1, 2022.
(5)The 2020 Term Loan requires quarterly principal repayments of 1.25%, or $9.125 million and £3.125 million, of the aggregate initial principal amount borrowed.
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility"), which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at April 1, 2022.

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
The 2020 Term Loan Facility and the 2021 Term Loan Facility are together referred to as the "Term Loan Facilities". We were in compliance with the covenants under the Term Loan Facilities at April 1, 2022.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at April 1, 2022.
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facilities and other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $507.6 million at April 1, 2022, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $1.7 million in letters of credit under the Revolving Credit Facility, leaving $1.50 billion of available borrowing capacity under the Revolving Credit Facility at April 1, 2022. In addition, the Company had issued $272.9 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $274.6 million at April 1, 2022.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The components of lease expense (reflected in selling, general and administrative expenses) for the three and six months ended April 1, 2022 and April 2, 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Lease expense
Operating lease expense	$37,213	$40,806	$77,751	$80,250
Variable lease expense	8,854	7,235	15,939	15,418
Sublease income	(3,922)	(3,532)	(7,590)	(6,928)
Total lease expense	$42,145	$44,509	$86,100	$88,740
Supplemental information related to the Company's leases for the six months ended April 1, 2022 was as follows (in thousands):

Six Months Ended
April 1, 2022
Cash paid for amounts included in the measurements of lease liabilities	$119,031
Right-of-use assets obtained in exchange for new operating lease liabilities	$27,838
Weighted average remaining lease term - operating leases	6.6 years
Weighted average discount rate - operating leases	2.7%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2022 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2022	$97,173
2023	165,900
2024	150,293
2025	126,608
2026	108,533
Thereafter	284,941
933,448
Less Interest	(82,027)
$851,421

Right-of-Use and Other Long-Lived Asset Impairment

During fiscal 2022, as a result of the Company's transformation initiatives, including the changing nature of the Company's use of office space for its workforce, the Company evaluated its existing real estate lease portfolio. These initiatives during the current fiscal year resulted in the abandonment of certain leased office spaces and the establishment of a formal plan to sublease certain other leased spaces that will no longer be utilized by the Company. In connection with the Company’s actions related to these initiatives, the Company evaluated certain of its lease right-of-use assets and related property, equipment and leasehold improvements for impairment under ASC 360.

As a result of the analysis, the Company recognized an impairment loss during the six month period of fiscal 2022 of $74.6 million, which is included in selling, general and administrative expenses in the accompanying statement of earnings for the current year-to-date period. The impairment loss recorded includes $56.6 million related to right-of-use lease assets and $18.0 million related to other long-lived assets, including property, equipment and improvements and leasehold improvements.

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
14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit recognized in earnings during the three and six months ended April 1, 2022 and April 2, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Component:
Service cost	$1,709	$1,735	$3,418	$3,471
Interest cost	13,784	11,785	27,568	23,569
Expected return on plan assets	(23,263)	(25,427)	(46,526)	(50,855)
Amortization of previously unrecognized items	3,092	4,032	6,184	8,064
Total net periodic pension benefit recognized	$(4,678)	$(7,875)	$(9,356)	$(15,751)
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2022 (in thousands):

Cash contributions made during the first six months of fiscal 2022	$16,761
Cash contributions projected for the remainder of fiscal 2022	21,960
Total	$38,721

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
15.    PA Consulting Business Combination
Deal Summary, Opening Balance Sheet and Pro Forma Financial Information
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, proceeds from a new term loan and draws on the Company's existing Revolving Credit Facility. Further, in connection with the transaction, an estimated additional $261 million in investment proceeds had not yet been distributed at the investment date due to continuing employment requirements of associated management owners. Consequently, this amount represented compensation expense incurred related to the investment that was expensed subsequent to the date of the transaction, and was reflected in selling, general and administrative expense and cash from operations for the fiscal year ended October 1, 2021. Approximately $267 million was recorded in the second quarter of fiscal 2021, with approximately $6 million of the estimated charges forfeited by employees that left the Company before payment and the net cash impact recorded in the third quarter of fiscal 2021. The remaining 35% interest was acquired by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment. See Note 12 - Borrowings for more discussion on the financing for the transaction.
The following summarizes the fair values of PA Consulting's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$134.9
Receivables	166.5
Property, equipment and improvements, net	40.5
Goodwill	1,454.3
Identifiable intangible assets	1,004.2
Prepaid expenses and other current assets	9.5
Miscellaneous long term assets	84.0
Total Assets	$2,893.9

Liabilities
Accounts payable	$6.5
Accrued liabilities and other current liabilities	355.1
Other long term liabilities	248.0
Total Liabilities	$609.6
Redeemable Noncontrolling interests	582.4
Net assets acquired	$1,701.9

Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future economic benefits. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has completed its final assessment of the fair values of PA Consulting's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the second quarter of fiscal 2021, the Company has updated certain provisional amounts reflected in the final purchase price allocation, as summarized in the estimated fair values of PA Consulting assets acquired and liabilities assumed above. See below for further discussion on updates to redeemable noncontrolling interests.
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

For the Six Months Ended
April 2, 2021
Revenues	$7,341.4
Net earnings (loss) of the Group	$449.9
Net earnings attributable to Jacobs	$337.7
Net earnings attributable to Jacobs per share:
Basic earnings per share	$2.60
Diluted earnings per share	$2.58
Income tax expense for the six-month pro forma period ended April 2, 2021 was $(122.1) million.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Redeemable Noncontrolling Interests
In connection with the PA Consulting investment, the Company recorded redeemable noncontrolling interests, including subsequent purchase accounting adjustments, representing the noncontrolling interest holders' equity interests in the form of preferred and common shares of PA Consulting, with substantially all of the value associated with these interests allocable to the preferred shares.
During the first quarter of fiscal 2022, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for $35.1 million in cash. The difference between the cash purchase price and the recorded book value of these repurchased interests was recorded in the Company’s consolidated retained earnings. There were no such repurchases in the second quarter of fiscal 2022.
Changes in the redeemable noncontrolling interests during the six months ended April 1, 2022 are as follows (in thousands):

Balance at October 1, 2021	$657,722
Accrued Preferred Dividend to Preference Shareholders	33,927
Attribution of Preferred Dividend to Common Shareholders	(33,927)
Net income attributable to redeemable noncontrolling interests to Common Shareholders	19,721
Redeemable Noncontrolling interests redemption value adjustment	50,320
Repurchase of redeemable noncontrolling interests	(42,856)
Cumulative translation adjustment and other	(15,380)
Balance at April 1, 2022	$669,527
In addition, certain employees and nonemployees of PA Consulting are eligible to receive equity-based incentive grants in the future under the terms of the applicable agreements.
Employee Benefit Trust
PA Consulting is party to an employee benefit trust that is a separately administered discretionary trust for the benefit of employees and is consolidated under U.S. GAAP. At April 1, 2022, the Company held $0.9 million in cash within the employee benefit trust that is restricted from general use and is included in prepaid expenses and other current assets on the consolidated balance sheet.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
16.    Other Business Combinations
StreetLight Data, Inc.
On February 4, 2022, the Company acquired StreetLight Data, Inc. ("StreetLight"). StreetLight is a pioneer of mobility analytics who uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems. The Company paid total base consideration of approximately $190.7 million in cash, and issued $0.9 million in equity and $5.2 million in in-the-money stock options to the former owners of StreetLight. The Company also paid off StreetLight's debt of approximately $1.0 million simultaneously with the consummation of the acquisition. The following summarizes the fair values of StreetLight's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$7.3
Receivables	5.2
Property, equipment and improvements, net	0.1
Goodwill	147.6
Identifiable intangible assets	63.9
Prepaid expenses and other current assets	2.0
Total Assets	$226.1

Liabilities
Accounts payable, accrued expenses and other current liabilities	$23.1
Other long term liabilities	6.2
Total Liabilities	29.3
Net assets acquired	$196.8
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of StreetLight's assets acquired and liabilities assumed. The final purchase price allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Identifiable intangibles are technology and customer relationships, contracts and backlog and have estimated lives of 5 and 9 years, respectively.
No summarized unaudited pro forma results are provided for the StreetLight acquisition due to the immateriality of this acquisition relative to the Company's consolidated financial position and results of operations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
BlackLynx
On November 19, 2021, a subsidiary of Jacobs acquired all outstanding shares of common stock of BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In addition, the transaction involved the potential payment of future consideration that is contingent upon the achievement of certain revenue and gross margin thresholds being achieved in calendar year 2022. The estimated fair value of the contingent consideration on the acquisition date is $0.4 million. The future contingent consideration will be paid, if and to the extent achieved, in second quarter of fiscal 2023. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition. The following summarizes the fair values of BlackLynx's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$5.1
Receivables	7.7
Property, equipment and improvements, net	0.8
Goodwill	199.6
Identifiable intangible assets	48.5
Prepaid expenses and other current assets	3.2
Miscellaneous long term assets	13.5
Total Assets	$278.4

Liabilities
Accounts payable, accrued expenses and other current liabilities	19.5
Other long term liabilities	23.1
Total Liabilities	42.6
Net assets acquired	$235.8
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of BlackLynx's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the first quarter of fiscal 2021, the Company has updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of BlackLynx's assets acquired and liabilities assumed as of the acquisition date set forth above, the majority of which related to reclassifications between goodwill and intangibles and for deferred taxes.
The final purchase price allocation could result in additional adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Identifiable intangibles are technology and customer relationships, contracts and backlog and have estimated lives of 11 years and 6 years, respectively.
No summarized unaudited pro forma results are provided for the BlackLynx acquisition due to the immateriality of this acquisition relative to the Company's consolidated financial position and results of operations.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Buffalo Group
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions, which allows Jacobs to further expand its cyber and intelligence solutions offerings to government clients. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million. The contingent consideration was subsequently recognized in fiscal 2021 as an offset to selling, general and administrative expense when it was determined no amounts would be paid. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The following summarizes the fair values of Buffalo Group's assets acquired and liabilities assumed as of the acquisition date (in millions):

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
As a result of the ECR sale, the Company recognized a pre-tax gain of approximately $1.1 billion, $935.1 million of which was recognized in fiscal 2019, $110.2 million in fiscal 2020 and $15.6 million for the year ended October 1, 2021.

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
Investment in Worley Stock
As discussed above, the Company held ordinary shares of Worley that it received in connection with the ECR sale. Dividend income, realized gains and losses on sale and unrealized gains and losses on changes in fair value of Worley shares were recognized in miscellaneous income (expense), net in continuing operations prior to sale. The Company's investment in Worley was measured at fair value through net income as it was an equity investment with a readily determinable fair value based on quoted market prices and for the three and six month periods ended April 2, 2021, the Company recognized a $41.9 million loss and a $65.9 million gain, respectively, associated with share price and currency changes on this investment. The three and six months ended April 2, 2021 included Worley stock dividends of $9.8 million. The Company completed the sale of all ordinary shares of Worley it held in the fourth fiscal quarter of fiscal 2021.
18.    Restructuring and Other Charges
During fiscal 2022, the Company implemented certain restructuring and integration initiatives relating to the StreetLight and BlackLynx acquisitions, the activities of which are expected to be substantially completed before the end of fiscal 2023. Also, during fiscal 2022, the Company implemented further real estate rescaling efforts that were associated with its fiscal 2020 transformation program relating to real estate and other staffing initiatives. These initiatives are expected to continue into fiscal 2023.
During fiscal 2021, the Company implemented certain restructuring and integration initiatives relating to the Buffalo Group acquisition and the PA Consulting investment. The activities of these initiatives are substantially completed and are expected to end before the end of fiscal 2025.
Additionally, the Company recorded impairment charges on its investment in AWE ML during fiscal 2021. See related discussion in Note 11- Joint ventures, VIEs and other investments.
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
The following table summarizes the impacts of the Restructuring and other charges by line of business ("LOB") in connection with the CH2M acquisition, John Wood Group's nuclear business, Buffalo Group, StreetLight and BlackLynx acquisitions, the PA Consulting investment, the ECR sale, the Company's transformation initiatives relating to real estate and other staffing programs, and the impairment and final exit activities of the AWE ML investment for the three and six month periods ended April 1, 2022 and April 2, 2021 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Critical Mission Solutions	$3,462	$710	$4,616	$3,919
People & Places Solutions	671	1,533	61,840	6,699
PA Consulting	1,517	13,098	1,716	13,098
Corporate	102,514	15,006	109,352	55,025
Total	$108,164	$30,347	$177,524	$78,741
Amounts included in:
Operating profit (mainly SG&A) (1)	$110,171	$25,052	$188,075	$45,544
Other (Income) Expense, net (2)	(2,007)	5,295	(10,551)	33,197
	$108,164	$30,347	$177,524	$78,741

(1)Included in the three and six month periods ended April 1, 2022 was $91.3 million related to the final pre-tax settlement of the Legacy CH2M Matter (as defined in Note 19 - Commitments and Contingencies and Derivative Financial Instruments), net of previously recorded reserves. The six month period in fiscal 2022 included approximately $71.0 million in charges associated mainly with real estate related impairments and other transformation activities, the majority of which related to People and Places Solutions.
(2)The six month period ended April 1, 2022 included gains of $(7.1) million related to lease terminations. The six months ended April 2, 2021 included $33.2 million in charges related to the impairment of our AWE ML investment. See Note 20- Segment Information.
The activity in the Company’s accruals for Restructuring and other charges for the six months ended April 1, 2022 is as follows (in thousands):

Balance at October 1, 2021	$14,031
Net (Credits) Charges (1)	14,929
Payments and other	(13,338)
Balance at April 1, 2022	$15,622
(1)    Excludes $162.6 million in other net charges mainly comprised of $91.3 million in charges for the final pre-tax settlement of the Legacy CH2M Matter (net of previously recorded reserves) during the three months ended April 1, 2022, and $71.0 million associated mainly with real estate related impairments and other transformation activities described above during the six months ended April 1, 2022.
The following table summarizes the Restructuring and other charges by major type of costs for the three and six months ended April 1, 2022 and April 2, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Lease Abandonments and Impairments (1)	$2,294	$2,062	$67,837	$2,211
Voluntary and Involuntary Terminations	4,548	3,032	5,111	12,536
Outside Services	11,500	18,314	16,176	25,713
Other (2)	89,822	6,939	88,400	38,281
Total	$108,164	$30,347	$177,524	$78,741
(1)The six month period in fiscal 2022 includes approximately $71.0 million in charges associated mainly with real estate related impairments and other transformation activities reflected in Lease Abandonments and Impairments.
(2)The three and six month periods ended April 1, 2022 amounts are comprised mainly of $91.3 million in other charges related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves. Also, the six months ended April 2, 2021 included $33.2 million in Other charges associated with the impairment of our investment in AWE ML.
Cumulative amounts incurred to date under our various Restructuring and other activities described above by each major type of cost as of April 1, 2022 are as follows (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Lease Abandonments and Impairments	$385,635
Voluntary and Involuntary Terminations	149,853
Outside Services	310,170
Other	233,379
Total	$1,079,037

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
The Company is party to interest rate swap agreements and a cross-currency swap agreement with notional values of $787.1 million and $127.8 million, respectively, as of April 1, 2022 to manage the interest rate exposure on our variable rate loans and the foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. For U.S. dollar denominated interest rate swap agreements, the Company receives the one month LIBOR rate and pays monthly a fixed rate ranging from 0.704% to 1.116%. For interest rate swaps denominated in British pounds, the Company receives a one month adjusted SONIA rate and pays a monthly fixed rate of 0.820%. Under the cross currency swap agreement, the Company receives the one month LIBOR rate plus 0.875% in USD and pays monthly a Euro fixed rate of 0.726% to 0.746% for the term of the swaps. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. See Note 4- New Accounting Pronouncements for additional discussion related to the application of SONIA to existing hedge contracts. The fair value of the interest rate and cross currency swaps at April 1, 2022 and October 1, 2021 was $60.4 million and $(0.8) million, respectively, of which $(2.1) million is included in other deferred liabilities and $62.5 million is included in miscellaneous other assets on the consolidated balance sheets at April 1, 2022. As of October 1, 2021, $(11.0) million is included in other deferred liabilities and $10.2 million is included in miscellaneous other assets on the consolidated balance sheets. The unrealized net gain (loss) on these interest rate and cross currency swaps was $47.5 million and $7.4 million, net of tax, and was included in accumulated other comprehensive income as of April 1, 2022 and October 1, 2021, respectively.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $576.5 million at April 1, 2022 and $506.5 million at October 1, 2021. The length of these contracts currently ranges from one to 12 months. The fair value of the foreign exchange contracts at April 1, 2022 and October 1, 2021 was $2.4 million and $55.5 million, respectively, which is included in current assets within receivables and contract assets on the consolidated balance sheets and with associated income statement impacts included in miscellaneous income (expense) in the consolidated statements of earnings. During the second quarter, the Company settled $66.7 million in fair value related to certain Australian Dollar foreign exchange forward contracts and received cash and subsequently entered into a new Australian Dollar instrument with an equal notional value.
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
At April 1, 2022 and October 1, 2021, the Company had issued and outstanding approximately $274.6 million and $263.8 million, respectively, in LOCs and $2.1 billion and $2.1 billion, respectively, in surety bonds.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Litigation and Investigations
In 2012, CH2M HILL Australia PTY Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited ("JKC") for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia (the "Legacy CH2M Matter") . The subcontract was terminated in January 2017. In or around August 2017, the Consortium commenced an arbitration. On April 12, 2022, JKC and the Consortium entered into a confidential deed of settlement (“Settlement Agreement”). Under the terms of the Settlement Agreement, CH2M, as guarantor of CH2M Australia PTY Limited’s obligations with respect to the subcontract with JKC, made a cash payment to JKC of AUD640 million (or approximately $475 million using mid-April 2022 exchange rates). As a result of the settlement, additional pre-tax charges of $91.3 million were recorded during the three-months ended April 1, 2022 for this matter (over amounts previously reserved and reported in long-term Other Deferred Liabilities in the Company's consolidated balance sheet). Further, the related final settlement liability was reclassified to current Accrued Liabilities at April 1, 2022 due to its short term nature. The Settlement Agreement provided for a release of claims between JKC and each member of the Consortium, and in connection with this agreement the members of the Consortium also waived all claims against each other and their respective parent guarantors relating to the project.
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

	For the Three Months Ended		For the Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenues from External Customers:
Critical Mission Solutions	$1,366,313	$1,309,573	$2,528,818	$2,604,860
People & Places Solutions	2,170,356	2,139,990	4,098,502	4,226,538
PA Consulting	297,390	98,310	587,364	98,310
Total	$3,834,059	$3,547,873	$7,214,684	$6,929,708

	For the Three Months Ended		For the Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Segment Operating Profit:
Critical Mission Solutions	$113,241	$113,933	$224,737	$224,002
People & Places Solutions	191,144	202,030	382,837	398,330
PA Consulting	68,332	27,917	131,402	27,917
Total Segment Operating Profit	372,717	343,880	738,976	650,249
Other Corporate Expenses (1)	(89,232)	(63,327)	(194,592)	(133,667)
Restructuring, Transaction and Other Charges (2)	(117,270)	(321,665)	(200,836)	(343,756)
Total U.S. GAAP Operating Profit	166,215	(41,112)	343,548	172,826
Total Other (Expense) Income, net (3)	(10,933)	(71,169)	(19,177)	69,002
Earnings from Continuing Operations Before Taxes	$155,282	$(112,281)	$324,371	$241,828

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)
Other corporate expenses also include intangibles amortization of $48.4 million and $30.6 million for the three months ended April 1, 2022 and April 2, 2021, respectively, and $95.3 million and $53.8 million for the six months ended April 1, 2022 and April 2, 2021, respectively, with the increase mainly attributable to the PA Consulting investment.

(2)
Included in the three and six months ended April 1, 2022 is $91.3 million related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves and included in the six months ended April 1, 2022 are $74.6 million of real estate impairment charges related to the Company's transformation initiatives. Included in the three and six months ended April 2, 2021 are $296.1 million and $300.2 million, respectively, of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs.

(3)
The six months ended April 1, 2022 include $3.5 million in income associated with final exit activities associated with our AWE ML investment and a gain of $7.1 million related to a lease termination. The three and six months ended April 2, 2021 include $29.7 million and $(63.5) million, respectively, in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale and $34.1 million and $(48.6) million, respectively, in fair value adjustments related to our investment in C3 stock. The six months ended April 2, 2021 also includes $33.2 million related to impairment of our AWE ML investment. The investments in Worley and C3 were sold in fiscal 2021 and therefore there are no comparable amounts in the current quarter.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to April 1, 2022 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the potential continued effects of the COVID-19 pandemic on our business, financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal 2022 or future fiscal years and the anticipated benefits of acquisitions and the strategic investment in PA Consulting. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include our ability to execute on our newly-announced three-year corporate strategy, including our ability to invest in the tools needed to fully implement our strategy, competition from existing and future competitors in our target markets, our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames and to successfully integrate acquired businesses while retaining key personnel, the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to the pandemic, the timing of the award of projects and funding under the Infrastructure Investment and Jobs Act, as well as general economic conditions, including inflation, changes in interest rates and foreign currency exchange rates and changes in capital markets, and geopolitical events and conflicts, among others. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our product solutions and services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that have and could continue to negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with retaining key personnel or hiring additional employees; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see those listed and discussed in Item 1A, Risk Factors included in our 2021 Form 10-K and our Quarterly Reports on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission ("the SEC").

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
The impacts of the COVID-19 pandemic continue to be felt in our operating results as compared to business levels pre-pandemic, although not significantly impacting the current fiscal quarter as compared to the corresponding quarter of the 2021 fiscal year. Further, for future periods, significant uncertainty continues to exist concerning the magnitude, duration and impacts of the COVID-19 pandemic, including with regard to the effects on our customers, customer demand for our services, disruptions to supply chains and labor forces and increasing inflationary pressures. Accordingly, actual results for future fiscal periods could differ materially versus current expectations and current results and financial condition discussed herein may not be indicative of future operating results and trends.
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

Revenue by Type (Q2 FY2022)

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
PA Consulting
In fiscal 2021, Jacobs invested in a 65% stake in PA Consulting, the consultancy that is Bringing Ingenuity to Life. Its diverse teams of experts combine innovative thinking and breakthrough use of technologies to progress further, faster. PA Consulting’s clients adapt and transform and achieve enduring results. An innovation and transformation consultancy, PA's roughly 3,300 employees work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport. PA Consulting people are strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists. The team operates globally from offices across the U.K., U.S., Nordics and the Netherlands.

PA Consulting offers end-to-end innovation, accelerating new growth ideas from concept, through design, development, and to commercial success, and revitalizing organizations, building the leadership, culture, systems and processes to make innovation a reality. PA Consulting has a diverse mix of private and public sector clients, from global household names to start-ups, to national and local public services.

Results of Operations for the three and six months ended April 1, 2022 and April 2, 2021
(in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenues	$3,834,059	$3,547,873	$7,214,684	$6,929,708
Direct cost of contracts	(2,963,649)	(2,780,860)	(5,547,800)	(5,530,636)
Gross profit	870,410	767,013	1,666,884	1,399,072
Selling, general and administrative expenses	(704,195)	(808,125)	(1,323,336)	(1,226,246)
Operating Profit (Loss)	166,215	(41,112)	343,548	172,826
Other Income (Expense):
Interest income	381	608	1,882	1,732
Interest expense	(21,995)	(15,464)	(41,421)	(32,777)
Miscellaneous income (expense), net	10,681	(56,313)	20,362	100,047
Total other (expense) income, net	(10,933)	(71,169)	(19,177)	69,002
Earnings (Loss) from Continuing Operations Before Taxes	155,282	(112,281)	324,371	241,828
Income Tax (Expense) Benefit from Continuing Operations	(46,166)	20,772	(62,054)	(66,250)
Net Earnings (Loss) of the Group from Continuing Operations	109,116	(91,509)	262,317	175,578
Net (Loss) Earnings of the Group from Discontinued Operations	(1)	11,320	(233)	11,305
Net Earnings (Loss) of the Group	109,115	(80,189)	262,084	186,883
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(10,261)	(10,158)	$(19,514)	$(20,184)
Net (Earnings) Loss Attributable to Redeemable Noncontrolling interests	(10,038)	101,392	(19,721)	101,392
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	88,817	(275)	223,082	256,786
Net Earnings Attributable to Jacobs	$88,816	$11,045	$222,849	$268,091
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.69	$—	$1.72	$1.97
Basic Net Earnings from Discontinued Operations Per Share	$—	$0.09	$—	$0.09
Basic Earnings Per Share	$0.69	$0.08	$1.72	$2.06

Diluted Net Earnings from Continuing Operations Per Share	$0.68	$—	$1.71	$1.96
Diluted Net Earnings from Discontinued Operations Per Share	$—	$0.09	$—	$0.09
Diluted Earnings Per Share	$0.68	$0.08	$1.71	$2.04

Overview – Three and Six Month Periods Ended April 1, 2022
Net earnings attributable to the Company from continuing operations for the second fiscal quarter ended April 1, 2022 were $88.8 million (or $0.68 per diluted share), an increase of $89.1 million, from net loss of $(0.3) million (or $0.00 per diluted share) for the corresponding period last year. The second fiscal quarter of 2022 benefited from our StreetLight, BlackLynx and the full quarter impact of our PA Consulting investment acquired on March 2, 2021, partly offset by pre-tax Restructuring and other charges and transactions costs of $115.3 million, comprised mainly of the final pre-tax $91.3 million settlement of the Legacy CH2M Matter, net of previously recorded reserves, of $91.3 million, which is further discussed in Note 19 - Commitments and Contingencies and Derivative Financial Instruments. The comparable period ended April 2, 2021 included $296.1 million in pre-tax deal related charges associated with the investment in PA Consulting, in part classified as compensation costs and reported in selling, general and administration expenses, as well as $(29.7) million and $(34.1) million in pre-tax fair value losses recorded in miscellaneous income (expense), net, associated with our former investments in Worley stock (net of Worley stock dividend) which includes impacts of certain foreign currency revaluations related to the ECR sale and C3.ai, Inc. ("C3"), respectively. Lastly, current quarter selling, general and administrative expense includes pre-tax intangible amortization costs of $48.4 million, an increase of $17.8 million (or 58%), from the corresponding prior year period of $30.6 million due to acquired intangible assets from recent acquisitions mainly associated with the PA Consulting investment.
For the six months ended April 1, 2022, net earnings attributable to the Company from continuing operations were $223.1 million (or $1.71 per diluted share), a decrease of $(33.7) million, or (13.1)%, from $256.8 million (or $1.96 per diluted share) for the corresponding period last year. The current year-to-date period benefited from the same recent investing activities mentioned above, partially offset by pre-tax Restructuring and other charges and transactions costs of $190.3 million, which included the final pre-tax settlement charges on the Legacy CH2M Matter mentioned above of $91.3 million and $74.6 million in charges associated with the Company's transformation initiatives relating to real estate which is discussed in Note 18 - Restructuring and Other Charges. In comparison, the corresponding period in the prior year period included pre-tax costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs and reported in selling, general and administrative expenses, of $300.2 million. In addition, the corresponding prior year period included $63.5 million and $48.6 million in pre-tax fair value gains recorded in miscellaneous income (expense), net, associated with our former investments in Worley stock (net of Worley stock dividend) which includes impacts of certain foreign currency revaluations related to the ECR sale and C3, respectively. The prior year comparable period also included a pre-tax other loss of $33.2 million for an other-than-temporary impairment of our investment in AWE Management Ltd. ("AWE ML"). Lastly, current year to date period selling, general and administrative expense includes pre-tax intangible amortization costs of $95.3 million, an increase of $41.6 million (or 77%), from the corresponding prior year period of $53.8 million due to acquired intangible assets from recent acquisitions mainly associated with PA Consulting investment.
For discussion of discontinued operations, see Note 17 - Sale of Energy, Chemicals and Resources ("ECR") Business.
On February 4, 2022, the Company acquired StreetLight Data, Inc., ("StreetLight"). On November 19, 2021, a subsidiary of Jacobs acquired BlackLynx. For further discussion, see Note 16 - Other Business Combinations.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting. For further discussion, see Note 15 - PA Consulting Business Combination.
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group. For further discussion, see Note 16 - Other Business Combinations.
Consolidated Results of Operations
Revenues for the second fiscal quarter of 2022 were $3.83 billion, an increase of $286.2 million, or 8.1%, from $3.55 billion for the corresponding period last year. For the six months ended April 1, 2022, revenues were $7.21 billion, an increase of $285.0 million, or 4.1%, from $6.93 billion for the corresponding period last year. Revenue increases for the year over year periods were due mainly to fiscal 2022 incremental revenues from the PA Consulting investment and the StreetLight, BlackLynx and Buffalo group acquisitions, as well as benefits from increased spending in our U.S. government business sector client base. These increases in revenues for the three and six months ended April 1, 2022 were partially offset by declines in pass-through revenues in advanced facilities business. The six months ended April 1, 2022 was unfavorably impacted by certain large contract wind downs in the U.S. Also, revenue was unfavorably impacted from foreign currency translation of $51.7 million and $42.5 million for the three and six months ended April 1, 2022, respectively, in our international businesses as compared to favorable impacts of $75.6 million and $113.0 million in the corresponding periods last year. Pass-through costs included in revenues for the three and six months ended April 1, 2022 amounted to $563.7 million and $1.04 billion, respectively, a decrease of $13.0 million and $189.3 million, or (2.2)% and (15.4)%, from $576.6 million and $1.23 billion from the corresponding periods last year.
Gross profit for the second quarter of 2022 was $870.4 million, an increase of $103.4 million, or 13.5%, from $767.0 million from the corresponding period last year. Our gross profit margins were 22.7% and 21.6% for the three months ended April 1, 2022 and April 2, 2021, respectively, with these margin differences being mainly attributable to favorable margin impacts from the business results of our recent PA Consulting investment and the StreetLight, BlackLynx and Buffalo Group acquisitions, as well as benefits from increased spending by customers in the U.S. government business sector. Gross profit for the six months ended April 1, 2022 was $1.67 billion, an increase of $267.8 million, or 19.1%, from $1.40 billion from the corresponding period to date last year. Our gross profit margins were 23.1% and 20.2% for the six months ended April 1, 2022 and April 2, 2021, respectively, with benefits from the similar favorable margin trends and increased spending in the U.S. government business sector noted above, partially offset by certain large contract wind downs in the U.S as well as increases in labor costs associated with moderation of COVID-19 mitigation efforts and a competitive labor market, and incremental investments to support projected top-line growth.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three and six months ended April 1, 2022 were $704.2 million and $1.32 billion, respectively, a decrease of $103.9 million and increase of $97.1 million, or (12.9)% and 7.9%, from $808.1 million and $1.23 billion for the corresponding periods last year. The three and six months ended results for fiscal 2022 were impacted by incremental SG&A expenses from recent business acquisitions (mainly PA Consulting) of $98.5 million and $192.0 million, respectively, as compared to approximately $40 million (excluding compensation costs associated with the PA strategic investment mentioned below) in the corresponding prior year periods due to the prior comparable periods including PA Consulting activity only for the partial periods subsequent to the March 2, 2021 investment date. Additionally, Restructuring and other charges and transaction costs for the periods of 2022 included $91.3 million attributable to final pre-tax settlement of the Legacy CH2M Matter, which is further discussed in Note 19- Commitments and Contingencies and Derivative Financial Instruments. Also, the current 2022 periods SG&A expenses were impacted by higher personnel related costs due mainly to the moderation of COVID-19 mitigation efforts and related impacts. Also, the current year-to-date Restructuring and other charges and transaction costs were impacted by $74.6 million in costs associated in part with the Company's transformation initiatives relating to real estate. The three and six months ended April 2, 2021 include amounts of $296.1 million and $300.2 million, respectively, for pre-tax costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs reported in selling, general and administrative expenses, in addition to the Company's transformation initiatives. Lastly, SG&A expenses benefited from favorable foreign exchange impacts of $11.3 million and $9.0 million, respectively, for the three and six months ended April 1, 2022 as compared to unfavorable impacts of $41.3 million and $47.4 million for the corresponding periods last year.
Net interest expense for the three and six months ended April 1, 2022 was $21.6 million and $39.5 million, respectively, an increase of $6.8 million and $8.5 million from $14.9 million and $31.0 million for the corresponding periods last year. The increase in net interest expense for the three and six month periods year over year is due to higher levels of average debt outstanding relating in part to the funding of the PA Consulting investment as well as the StreetLight and BlackLynx acquisitions, in addition to higher interest rates.
Miscellaneous income (expense), net for the three and six months ended April 1, 2022 was $10.7 million and $20.4 million, respectively, in comparison to $(56.3) million and $100.0 million for the corresponding periods last year. The favorable improvement of $67.0 million from the prior three-month comparable period was due primarily to impacts in the prior year periods of pre-tax fair losses of $(29.7) million associated with our former investments in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale and pre-tax fair value losses associated with our investment in C3 of $(34.1) million, which were both sold during fiscal year 2021. The decrease of $79.7 million from the prior year-to-date comparable period is attributable to full year pre-tax fair value gains of $63.5 million and $48.6 million in the Company's previously mentioned investment holdings in Worley (net of Worley stock dividend) which includes impacts of certain foreign currency revaluations related to the ECR sale and C3, respectively. Additionally, the corresponding prior year periods included other-than-temporary impairment charges on our investment in AWE ML of $5.3 million and $33.2 million.

The Company’s effective tax rates from continuing operations for the three months ended April 1, 2022 and April 2, 2021 were 29.7% and 18.5%, respectively, with the change due primarily to the absence of a $7.7 million benefit the Company recognized in the three months ended April 2, 2021 associated with a change in the Company’s assertion about the indefinite reinvestment of certain foreign unremitted earnings in India, other discrete foreign tax items and higher state taxes, partly offset by the absence in the current year of certain nondeductible compensation related charges associated with our PA Consulting investment that occurred in the three month period of fiscal 2021.
The Company's effective tax rates from continuing operations for the six months ended April 1, 2022 and April 2, 2021 were 19.1% and 27.4%, respectively, with the decrease primarily due to a tax benefit of $15.7 million related to the release of valuation allowance on foreign tax credits for the six months ended April 1, 2022 and the absence of certain non-deductible pre-tax compensation charges associated with our investment in PA Consulting for the six month period in fiscal 2021, partly offset by the absence of the 2021 period benefit from the India unremitted earnings reinvestment item mentioned above.
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

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenues from External Customers:
Critical Mission Solutions	$1,366,313	$1,309,573	$2,528,818	$2,604,860
People & Places Solutions	2,170,356	2,139,990	4,098,502	4,226,538
PA Consulting	297,390	98,310	587,364	98,310
Total	$3,834,059	$3,547,873	$7,214,684	$6,929,708

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Segment Operating Profit:
Critical Mission Solutions	$113,241	$113,933	$224,737	$224,002
People & Places Solutions	191,144	202,030	382,837	398,330
PA Consulting	68,332	27,917	131,402	27,917
Total Segment Operating Profit	372,717	343,880	738,976	650,249
Other Corporate Expenses (1)	(89,232)	(63,327)	(194,592)	(133,667)
Restructuring, Transaction and Other Charges (2)	(117,270)	(321,665)	(200,836)	(343,756)
Total U.S. GAAP Operating Profit (Loss)	166,215	(41,112)	343,548	172,826
Total Other (Expense) Income, net (3)	(10,933)	(71,169)	(19,177)	69,002
Earnings Before Taxes from Continuing Operations	$155,282	$(112,281)	$324,371	$241,828

(1)	Other corporate expenses also include intangibles amortization of $48.4 million and $30.6 million for the three months ended April 1, 2022 and April 2, 2021, respectively, and $95.3 million and $53.8 million for the six months ended April 1, 2022 and April 2, 2021, respectively, with the increase mainly attributable to the PA Consulting investment.
(2)	Included in the three and six months ended April 1, 2022 is $91.3 million related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves and included in the six months ended April 1, 2022 are $74.6 million of real estate impairment charges related to the Company's transformation initiatives. Included in the three and six months ended April 2, 2021 are $296.1 million and $300.2 million, respectively, of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs.
(3)	The six months ended April 1, 2022 include $3.5 million in income associated with final exit activities associated with our AWE ML investment and a gain of $7.1 million related to a lease termination. The three and six months ended April 2, 2021 include $29.7 million and $(63.5) million, respectively, in fair value adjustments related to our investment in Worley stock (net of Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale and $34.1 million and $(48.6) million, respectively, in fair value adjustments related to our investment in C3 stock. The six months ended April 2, 2021 also includes $33.2 million related to impairment of our AWE ML investment. The investments in Worley and C3 were sold in fiscal 2021 and therefore there are no comparable amounts in the current quarter.

Critical Mission Solutions

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenue	$1,366,313	$1,309,573	$2,528,818	$2,604,860
Operating Profit	$113,241	$113,933	$224,737	$224,002

Critical Mission Solutions (CMS) segment revenues for the three and six months ended April 1, 2022 were $1.37 billion and $2.53 billion, respectively, an increase of $56.7 million and decrease of $76.0 million, or 4.3% and (2.9)%, from $1.31 billion and $2.60 billion for the corresponding periods last year. During the three and six months ended April 1, 2022, revenue benefited from increased spending by customers in the U.S. government business sector and our legacy international clients, incremental revenue from recent acquisitions and a recent contract award with the Department of Energy Nuclear remediation program. Revenue during the six months ended April 1, 2022 was impacted by several large contracts winding down in the U.S. Also, impacts on revenues from unfavorable foreign currency translation were approximately $10.2 million and $7.9 million for the three and six-month periods ended April 1, 2022, respectively, compared to $20.3 million and $27.6 million in favorable impacts in the corresponding prior year periods.

Operating profit for the segment was $113.2 million and $224.7 million, respectively, for the three and six months ended April 1, 2022, a decrease of $0.7 million and increase of $0.7 million, or (0.6)% and 0.3%, from $113.9 million and $224.0 million for the corresponding periods last year. Operating profit levels were generally consistent and in line with prior year comparable periods presented, with the business benefiting from higher margin U.S. government business sectors as well as our recent acquisitions but with offsetting impacts from the large contract wind downs mentioned above. Impacts on operating profit from foreign currency translation were not significant in the three and six months ended April 1, 2022, compared to favorable impacts of approximately $3.2 million and $4.5 million in the corresponding prior year periods.
People & Places Solutions

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenue	$2,170,356	$2,139,990	$4,098,502	$4,226,538
Operating Profit	$191,144	$202,030	$382,837	$398,330

Revenues for the People & Places Solutions (P&PS) segment for the three months ended April 1, 2022 was $2.17 billion and $4.10 billion, respectively, an increase of $30.4 million and decrease of $128.0 million, or 1.4% and (3.0)%, from $2.14 billion and $4.23 billion for the corresponding periods last year. The increase in revenue for the three months ended April 1, 2022 was primarily driven by growth in our advanced facilities business as compared to the prior year corresponding period. The decrease in revenue for the six months ended April 1, 2022 was primarily due to lower pass through revenues from our advanced facilities business as compared to the prior year corresponding period. Foreign currency translation had a $32.0 million and $34.6 million unfavorable impact on revenues in our international businesses for the three and six-month periods ended April 1, 2022, respectively as compared to favorable impacts of $55.3 million and $85.4 million in the corresponding prior year periods.

Operating profit for the segment for the three and six month periods ended April 1, 2022 was $191.1 million and $382.8 million, respectively, a decrease of $10.9 million and $15.5 million, or (5.4)% and (3.9)% from $202.0 million and $398.3 million for the corresponding periods last year. The year-over-year decrease in operating profit for the three months ended April 1, 2022 was driven by higher labor costs due to moderation of COVID-19 mitigation efforts and a competitive labor market, and incremental investments to support projected top-line growth, partially offset by benefits from higher revenue growth. For the six months ended April 1, 2022, operating profit decreased year-over-year due mainly to the cost increases mentioned above for the six-month period. Foreign currency translation had a $6.7 million and $6.8 million unfavorable impact on operating profit in our international businesses for the three and six-month periods ended April 1, 2022, respectively as compared to favorable impacts of $9.6 million and $13.8 million in the corresponding prior year periods.
PA Consulting

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenue	$297,390	$98,310	$587,364	$98,310
Operating Profit	$68,332	$27,917	$131,402	$27,917

Revenues for the PA Consulting segment for the three and six months ended April 1, 2022 were $297.4 million and $587.4 million, respectively, an increase of $199.1 million and $489.1 million, or 202.5% and 497.5%, from $98.3 million for the corresponding periods last year. Operating profit for the segment for the three and six months ended April 2, 2021 was $68.3 million and $131.4 million, respectively, an increase of $40.4 million and $103.5 million, or 144.8% and 370.7%, from $27.9 million for the corresponding periods last year. The increase in revenue and operating profit was due to only approximately one month of activity from the investment in PA Consulting in the prior periods due to the timing of the investment. Foreign currency translation had a $9.5 million and $2.5 million unfavorable impact on revenues and operating profit, respectively, in our international businesses for the three months ended April 1, 2022, respectively. Due to the partial period in the corresponding prior year, foreign currency impact was not significant for both revenue and operating profit.
Other Corporate Expenses
Other corporate expenses for the three and six months ended April 1, 2022 were $89.2 million and $194.6 million, respectively, an increase of $25.9 million and $60.9 million from $63.3 million and $133.7 million for the corresponding periods last year. This increase was due primarily to higher intangible amortization expense from the PA Consulting investment and other acquisitions, as well as impacts from higher Company benefit program costs and other department spend increases.
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
Because certain contracts (e.g., contracts relating to large Engineering, Procurement & Construction ("EPC") projects as well as national government programs) can cause large increases to backlog in the fiscal period in which we recognize the award, and because many of our contracts require us to provide services that span over several fiscal quarters (and sometimes over fiscal years), we have presented our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis.
The following table summarizes our backlog at April 1, 2022 and April 2, 2021 (in millions):

	April 1, 2022	April 2, 2021
Critical Mission Solutions	$10,556	$9,779
People & Places Solutions	16,965	15,512
PA Consulting	269	280
Total	$27,790	$25,571
The increase in backlog in Critical Mission Solutions (CMS) from April 2, 2021 was primarily driven by success in closing on a number of key opportunities in the U.S government space and the BlackLynx acquisition.
The increase in backlog in People & Places Solutions (P&PS) from April 2, 2021 was primarily driven by new business awards in our advanced facilities business and the StreetLight acquisition.
The PA Consulting backlog was consistent and in line with the prior year comparable period backlog.
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

Liquidity and Capital Resources
At April 1, 2022, our principal sources of liquidity consisted of $1.24 billion in cash and cash equivalents and $1.50 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
The amount of cash and cash equivalents at April 1, 2022 represented an increase of $221.2 million from $1.01 billion at October 1, 2021, the reasons for which are described below.
Our net cash flow provided by operations of $446.3 million during the six months ended April 1, 2022 was favorable by $96.0 million in comparison to the cash flow provided by operations of $350.2 million for the corresponding prior year period. This improvement was due mainly to higher operating profit levels year over year, due in part to the investment in PA Consulting. This improvement was partly offset by working capital performance year over year being impacted by higher payouts of employee incentives, higher estimated tax payments and impacts from timing of receivable collections with these impacts being offset in part by favorable impacts from timing of other payments on accounts payable and cash received on the settlement of foreign currency forward contracts (mainly AUD).
Our net cash used for investing activities for the six months ended was $458.8 million, compared to cash used for investing activities of $1.74 billion in the corresponding prior year period, with this change due primarily to the acquisitions of StreetLight and BlackLynx in the current year and our investment in PA Consulting and acquisition of Buffalo Group in the prior year.
Our net cash provided by financing activities of $235.1 million for the six months ended April 1, 2022 resulted mainly from net proceeds from borrowings of $387.1 million primarily in connection with the StreetLight and BlackLynx acquisitions, partly offset by cash used for share repurchases of $50.0 million, cash used for repurchase of redeemable noncontrolling interests of $35.1 million and $57.2 million in dividends to shareholders and $9.4 million in dividends to noncontrolling interest holders. Cash provided by financing activities in the corresponding prior year period was $1.67 billion, due primarily to net proceeds from borrowings of $1.78 billion, offset by cash used for share repurchases of $24.9 million and $52.4 million in dividends to shareholders and $29.4 million in net dividends to (contributions from) noncontrolling interest holders.
At April 1, 2022, the Company had approximately $181.3 million in cash and cash equivalents held in the U.S. and $1.05 billion held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Japan and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7 - Income Taxes of Notes to Consolidated Financial Statements included in our 2021 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $274.6 million in letters of credit outstanding at April 1, 2022. Of this amount, $1.7 million was issued under the Revolving Credit Facility and $272.9 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On April 12, 2022, the Company paid cash of AUD640 million, or approximately $475 million using mid-April 2022 exchange rates, which represents the final pre-tax settlement of Legacy CH2M Matter. For more information please refer to Note 19 - Commitments and Contingencies and Derivative Financial Instruments.

On February 4, 2022, the Company acquired StreetLight Data, Inc. ("StreetLight"). StreetLight is a pioneer of mobility analytics who uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems. The Company paid total base consideration of approximately $190.7 million in cash, and issued $0.9 million in equity and $5.2 million in in-the-money stock options to the former owners of StreetLight. The Company also paid off StreetLight's debt of approximately $1.0 million simultaneously with the consummation of the acquisition.
On November 19, 2021, a subsidiary of Jacobs acquired all outstanding shares of common stock of BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In addition, the transaction involved the potential payment of future consideration that is contingent upon the achievement of certain revenue and gross margin thresholds being achieved in calendar year 2022. The estimated fair value of the contingent consideration on the acquisition date is $0.4 million. The future contingent consideration will be paid, if and to the extent achieved, in second quarter of fiscal 2023. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition.
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
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions, which allows Jacobs to further expand its cyber and intelligence solutions offerings to government clients. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million, The contingent consideration was subsequently recognized as an offset to selling, general and administrative expense when it was determined no amounts would be paid. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
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
We were in compliance with all of our debt covenants at April 1, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other similar purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

Interest Rate Risk
Please see the Note 12 - Borrowings in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the Revolving Credit Facility, Term Loan Facilities and Note Purchase Agreement.
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of April 1, 2022, we had an aggregate of $2.75 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility and the Term Loan Facilities bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%. Additionally, if our Consolidated Leverage Ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. However, as discussed in Note 19 - Commitments and Contingencies and Derivative Financial Instruments, we are party to swap agreements with an aggregate notional value of $914.9 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.84 billion in principal amount subject to variable interest rate risk.
For the six months ended April 1, 2022, our weighted average borrowings that are subject to floating rate exposure were approximately $1.97 billion. If floating interest rates had increased by 1.00%, our interest expense for the six months ended April 1, 2022 would have increased by approximately $9.9 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $576.5 million in notional value of exchange rate sensitive instruments at April 1, 2022. See Note 19 - Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of April 1, 2022, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended April 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The information required by this Item 1 is included in the Note 19 - Commitments and Contingencies and Derivative Financial Instruments included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
On February 4, 2022 the Company issued 6,620 shares of restricted stock in connection with its acquisition of Streetlight to certain stockholders in exchange for certain of their vested stock awards in StreetLight. These shares are subject to certain lockup restrictions agreed to by the Company and the shareholders. For further discussion of the StreetLight acquisition, see Note 16 - Other Business Combinations.
These shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(a)(2) of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the share certificates issued in these transactions.
Share Repurchases
On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). A summary of repurchases of the Company’s common stock made during the second quarter of fiscal 2022 under the share repurchase program is as follows:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2020 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2020 Repurchase Authorization
February 28, 2022 - April 1, 2022	395,315	$126.49	395,315	$732,922,539
(1)Includes commissions paid and calculated at the average price per share
Our share repurchase program does not obligate the Company to purchase any shares. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to Rule 10b5-1 plans or otherwise. The authorization for the share repurchase programs may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
President
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2022