Form 10-Q
period 2022-07-01
JACOBS ENGINEERING GROUP INC /DE/
filed 2022-08-01
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2022
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at July 25, 2022: 127,605,611

JACOBS ENGINEERING GROUP INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	July 1, 2022	October 1, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,102,284	$1,014,249
Receivables and contract assets	3,303,279	3,101,418
Prepaid expenses and other	148,592	176,228
Total current assets	4,554,155	4,291,895
Property, Equipment and Improvements, net	327,906	353,117
Other Noncurrent Assets:
Goodwill	7,328,384	7,197,000
Intangibles, net	1,472,641	1,565,758
Deferred income tax assets	49,328	103,193
Operating lease right-of-use assets	519,045	650,097
Miscellaneous	470,751	471,549
Total other noncurrent assets	9,840,149	9,987,597
	$14,722,210	$14,632,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$51,630	$53,456
Accounts payable	945,422	908,441
Accrued liabilities	1,374,948	1,533,559
Operating lease liability	155,760	172,414
Contract liabilities	661,573	542,054
Total current liabilities	3,189,333	3,209,924
Long-term Debt	3,520,494	2,839,933
Liabilities relating to defined benefit pension and retirement plans	314,975	418,080
Deferred income tax liabilities	242,703	214,380
Long-term operating lease liability	651,261	758,358
Other deferred liabilities	158,511	559,375
Commitments and Contingencies
Redeemable Noncontrolling interests	664,519	657,722
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 127,577,542 shares and 128,892,540 shares as of July 1, 2022 and October 1, 2021, respectively	127,578	128,893
Additional paid-in capital	2,666,157	2,590,012
Retained earnings	4,082,070	4,015,578
Accumulated other comprehensive loss	(942,512)	(794,442)
Total Jacobs stockholders’ equity	5,933,293	5,940,041
Noncontrolling interests	47,121	34,796
Total Group stockholders’ equity	5,980,414	5,974,837
	$14,722,210	$14,632,609

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended July 1, 2022 and July 2, 2021
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenues	$3,827,093	$3,576,436	$11,041,777	$10,506,144
Direct cost of contracts	(3,002,618)	(2,759,501)	(8,550,418)	(8,290,137)
Gross profit	824,475	816,935	2,491,359	2,216,007
Selling, general and administrative expenses	(558,713)	(553,189)	(1,882,049)	(1,779,435)
Operating Profit	265,762	263,746	609,310	436,572
Other Income (Expense):
Interest income	1,042	1,001	2,924	2,733
Interest expense	(26,129)	(20,011)	(67,551)	(52,788)
Miscellaneous income, net	31,440	38,658	51,802	138,705
Total other income (expense), net	6,353	19,648	(12,825)	88,650
Earnings from Continuing Operations Before Taxes	272,115	283,394	596,485	525,222
Income Tax Expense from Continuing Operations	(59,491)	(109,186)	(121,545)	(175,437)
Net Earnings of the Group from Continuing Operations	212,624	174,208	474,940	349,785
Net (Loss) Earnings of the Group from Discontinued Operations	(343)	384	(576)	11,690
Net Earnings of the Group	212,281	174,592	474,364	361,475
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(8,773)	(9,182)	(28,286)	(29,366)
Net (Earnings) Loss Attributable to Redeemable Noncontrolling interests	(7,525)	384	(27,246)	101,776
Net Earnings Attributable to Jacobs from Continuing Operations	196,326	165,410	419,408	422,195
Net Earnings Attributable to Jacobs	$195,983	$165,794	$418,832	$433,885
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.53	$0.83	$3.25	$2.80
Basic Net Earnings from Discontinued Operations Per Share	$—	$—	$—	$0.09
Basic Earnings Per Share	$1.53	$0.83	$3.25	$2.89

Diluted Net Earnings from Continuing Operations Per Share	$1.52	$0.82	$3.23	$2.78
Diluted Net Earnings from Discontinued Operations Per Share	$—	$—	$—	$0.09
Diluted Earnings Per Share	$1.52	$0.83	$3.23	$2.87
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended July 1, 2022 and July 2, 2021
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net Earnings of the Group	$212,281	$174,592	$474,364	$361,475
Other Comprehensive Income:
Foreign currency translation adjustment	(187,841)	(1,823)	(242,353)	69,065
Gain on cash flow hedges	9,440	(7,017)	64,786	24,170
Change in pension and retiree medical plan liabilities	28,584	3,778	48,659	(14,085)
Other comprehensive income before taxes	(149,817)	(5,062)	(128,908)	79,150
Income Tax (Expense) Benefit:
Foreign currency translation adjustment	482	2,361	3,072	(8,675)
Cash flow hedges	(4,115)	1,774	(19,350)	(5,320)
Change in pension and retiree medical plan liabilities	(688)	(845)	(2,884)	(2,509)
Income Tax (Expense) Benefit:	(4,321)	3,290	(19,162)	(16,504)
Net other comprehensive (loss) income	(154,138)	(1,772)	(148,070)	62,646
Net Comprehensive Income of the Group	58,143	172,820	326,294	424,121
Net Earnings Attributable to Noncontrolling Interests	(8,773)	(9,182)	(28,286)	(29,366)
Net (Earnings) Loss Attributable to Redeemable Noncontrolling interests	(7,525)	384	(27,246)	101,776
Net Comprehensive Income Attributable to Jacobs	$41,845	$164,022	$270,762	$496,531
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended July 1, 2022 and July 2, 2021
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at April 2, 2021	$130,172	$2,621,454	$4,125,452	$(868,639)	$6,008,439	$35,307	$6,043,746
Net earnings	—	—	165,794	—	165,794	9,182	174,976
Foreign currency translation adjustments, net of deferred taxes of $(2,361)	—	—	—	538	538	—	538
Pension liability, net of deferred taxes of $845	—	—	—	2,933	2,933	—	2,933
Gain on derivatives, net of deferred taxes of $(1,774)	—	—	—	(5,243)	(5,243)	—	(5,243)
Dividends	—	—	(27,586)	—	(27,586)	—	(27,586)
Redeemable Noncontrolling interests redemption value adjustment to Common Shareholders	—	—	(17,487)	—	(17,487)	—	(17,487)
Noncontrolling interests - distributions and other	—	—	—	—	—	(10,778)	(10,778)
Stock based compensation	—	14,542	—	—	14,542	—	14,542
Issuances of equity securities including shares withheld for taxes	121	10,855	—	—	10,976	—	10,976
Balances at July 2, 2021	$130,293	$2,646,851	$4,246,173	$(870,411)	$6,152,906	$33,711	$6,186,617

Balances at April 1, 2022	$128,900	$2,667,256	$4,069,664	$(788,374)	$6,077,446	$44,532	$6,121,978
Net earnings	—	—	195,983	—	195,983	8,773	204,756
Foreign currency translation adjustments, net of deferred taxes of $(482)	—	—	—	(187,359)	(187,359)	—	(187,359)
Pension liability, net of deferred taxes of $688	—	—	—	27,896	27,896	—	27,896
Gain on derivatives, net of deferred taxes of $4,115	—	—	—	5,325	5,325	—	5,325
Dividends	—	—	(29,479)	—	(29,479)	—	(29,479)
Redeemable Noncontrolling interests redemption value adjustment	—	—	20,169	—	20,169	—	20,169
Repurchase and issuance of redeemable noncontrolling interests	—	—	(5,147)	—	(5,147)	—	(5,147)
Noncontrolling interests - distributions and other	—	—	—	—	—	(6,184)	(6,184)
Stock based compensation	—	16,544	—	—	16,544	—	16,544
Issuances of equity securities including shares withheld for taxes	137	12,550	(63)	—	12,624	—	12,624
Repurchases of equity securities	(1,459)	(30,193)	(169,057)	—	(200,709)	—	(200,709)
Balances at July 1, 2022	$127,578	$2,666,157	$4,082,070	$(942,512)	$5,933,293	$47,121	$5,980,414
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended July 1, 2022 and July 2, 2021
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at October 2, 2020	$129,748	$2,598,446	$4,020,575	$(933,057)	$5,815,712	$39,955	$5,855,667
Net earnings	—	—	433,885	—	433,885	29,366	463,251
Foreign currency translation adjustments, net of deferred taxes of $8,675	—	—	—	60,390	60,390	—	60,390
Pension liability, net of deferred taxes of $2,509	—	—	—	(16,594)	(16,594)	—	(16,594)
Gain on derivatives, net of deferred taxes of $5,320	—	—	—	18,850	18,850	—	18,850
Dividends	—	—	(55,101)	—	(55,101)		(55,101)
Redeemable Noncontrolling interests redemption value adjustment to Common Shareholders	—	—	(124,725)	—	(124,725)	—	(124,725)
Noncontrolling interests - distributions and other	—	—	—	—	—	(35,610)	(35,610)
Stock based compensation	—	41,519	—	—	41,519	—	41,519
Issuances of equity securities including shares withheld for taxes	796	11,913	(8,790)	—	3,919	—	3,919
Repurchases of equity securities	(251)	(5,027)	(19,671)	—	(24,949)	—	(24,949)
Balances at July 2, 2021	$130,293	$2,646,851	$4,246,173	$(870,411)	$6,152,906	$33,711	$6,186,617

Balances at October 1, 2021	$128,893	$2,590,012	$4,015,578	$(794,442)	$5,940,041	$34,796	$5,974,837
Net earnings	—	—	418,832	—	418,832	28,286	447,118
Foreign currency translation adjustments, net of deferred taxes of $(3,072)	—	—	—	(239,281)	(239,281)	—	(239,281)
Pension liability, net of deferred taxes of $2,884	—	—	—	45,775	45,775	—	45,775
Gain on derivatives, net of deferred taxes of $19,350	—	—	—	45,436	45,436	—	45,436
Dividends	—	—	(59,473)	—	(59,473)	—	(59,473)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(30,152)	—	(30,152)	—	(30,152)
Repurchase and issuance of redeemable noncontrolling interests	—	—	2,614	—	2,614	—	2,614
Noncontrolling interests - distributions and other	—	—	—	—	—	(15,961)	(15,961)
Stock based compensation	—	41,705	—	—	41,705	—	41,705
Issuances of equity securities including shares withheld for taxes	881	29,590	(11,966)	—	18,505	—	18,505
Repurchases of equity securities	(2,196)	4,850	(253,363)	—	(250,709)	—	(250,709)
Balances at July 1, 2022	$127,578	$2,666,157	$4,082,070	$(942,512)	$5,933,293	$47,121	$5,980,414

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 1, 2022 and July 2, 2021
(In thousands)
(Unaudited)

	For the Nine Months Ended
	July 1, 2022	July 2, 2021
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$474,364	$361,475
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	77,921	74,484
Intangible assets	146,889	103,308
Gain on sale of ECR business	—	(15,608)
Gain on investment in equity securities	(13,862)	(152,145)
Stock based compensation	41,705	41,519
Equity in earnings of operating ventures, net of return on capital distributions	14,222	3,261
(Gain) Loss on disposals of assets, net	(4,762)	749
Impairment of long-lived assets and equity method investment	74,585	40,138
Deferred income taxes	62,144	38,419
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	(114,607)	231,992
Prepaid expenses and other current assets	28,963	47,202
Miscellaneous other assets	119,238	107,911
Accounts payable	54,422	(150,736)
Accrued liabilities	(667,868)	(158,772)
Other deferred liabilities	(74,559)	(44,985)
Other, net	(21,626)	(4,639)
Net cash provided by operating activities	197,169	523,573
Cash Flows from Investing Activities:
Additions to property and equipment	(80,053)	(65,670)
Disposals of property and equipment and other assets	9,286	468
Capital contributions to equity investees, net of return of capital distributions	2,756	(4,193)
Acquisitions of businesses, net of cash acquired	(437,083)	(1,741,062)
Disposal of investment in equity securities	13,862	52,021
Proceeds related to sales of businesses	—	36,360
Net cash used for investing activities	(491,232)	(1,722,076)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,513,000	3,365,315
Repayments of long-term borrowings	(1,707,490)	(1,933,786)
Proceeds from short-term borrowings	—	—
Repayments of short-term borrowings	(6,359)	(7,675)
Debt issuance costs	—	(2,747)
Proceeds from issuances of common stock	40,987	29,715
Common stock repurchases	(250,709)	(24,949)
Taxes paid on vested restricted stock	(28,574)	(25,796)
Cash dividends to shareholders	(86,588)	(79,801)
Net (dividends) associated with noncontrolling interests	(16,103)	(40,083)
Repurchase of redeemable noncontrolling interests	(46,074)	—
Proceeds from issuances of redeemable noncontrolling interests	49,738	—
Net cash provided by financing activities	461,828	1,280,193
Effect of Exchange Rate Changes	(79,919)	34,617
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	87,846	116,307
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,026,575	862,424
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,114,421	$978,731
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at July 1, 2022, and for the three and nine month periods ended July 1, 2022.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
On February 4, 2022, the Company acquired StreetLight Data, Inc. ("StreetLight"). StreetLight is a pioneer of mobility analytics who uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems. The Company paid total base consideration of approximately $190.8 million in cash, and issued $0.9 million in equity and $5.2 million in in-the-money stock options to the former owners of StreetLight. The Company also paid off StreetLight's debt of approximately $1.0 million simultaneously with the consummation of the acquisition. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
On November 19, 2021, a subsidiary of Jacobs acquired all outstanding shares of common stock of BlackLynx, Inc. ("BlackLynx"), a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table further disaggregates our revenue by geographic area for the three and nine months ended July 1, 2022 and July 2, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenues:
United States	$2,577,892	$2,364,034	$7,226,189	$7,295,818
Europe	862,011	881,676	2,666,219	2,277,670
Canada	74,509	57,866	206,701	167,181
Asia	35,741	28,309	104,361	84,364
India	30,761	18,915	81,753	49,926
Australia and New Zealand	172,926	174,828	532,228	472,013
Middle East and Africa	73,253	50,808	224,326	159,172
Total	$3,827,093	$3,576,436	$11,041,777	$10,506,144
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and nine months ended July 1, 2022 that was previously included in the contract liability balance on October 1, 2021 was $36.3 million and $407.3 million, respectively. Revenue recognized for the three and nine months ended July 2, 2021 that was included in the contract liability balance on October 2, 2020 was $24.8 million and $380.4 million respectively.
Remaining Performance Obligation
The Company’s remaining performance obligations as of July 1, 2022 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $14.4 billion in remaining performance obligations as of July 1, 2022. The Company expects to recognize approximately 53% of our remaining performance obligations into revenue within the next twelve months and the remaining 47% thereafter.
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
6.     Earnings Per Share and Certain Related Information
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings. Net earnings used for the purpose of determining basic and diluted EPS is determined by taking net earnings less earnings available to participating securities and the preferred redeemable noncontrolling interests redemption value adjustment associated with the PA Consulting transaction.
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and nine months ended July 1, 2022 and July 2, 2021 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$196,326	$165,410	$419,408	$422,195
Preferred Redeemable Noncontrolling interests redemption value adjustment (See Note 15- PA Consulting Business Combination)	—	(57,307)	—	(57,307)
Net earnings from continuing operations allocated to common stock for EPS calculation	$196,326	$108,103	$419,408	$364,888

Net (loss) earnings from discontinued operations allocated to common stock for EPS calculation	$(343)	$384	$(576)	$11,690

Net earnings allocated to common stock for EPS calculation	$195,983	$108,487	$418,832	$376,578

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	128,225	130,385	128,966	130,205

Effect of dilutive securities:
Stock compensation plans	708	1,035	767	1,040
Shares used for calculating diluted EPS attributable to common stock	128,933	131,420	129,733	131,245

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.53	$0.83	$3.25	$2.80
Basic Net Earnings from Discontinued Operations Per Share	$—	$—	$—	$0.09
Basic Earnings Per Share	$1.53	$0.83	$3.25	$2.89
Diluted Net Earnings from Continuing Operations Per Share	$1.52	$0.82	$3.23	$2.78
Diluted Net Earnings from Discontinued Operations Per Share	$—	$—	$—	$0.09
Diluted Earnings Per Share	$1.52	$0.83	$3.23	$2.87

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

The following table summarizes the activity under the 2020 Repurchase Authorization through the third fiscal quarter of 2022:

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Amount Authorized (2020 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$1,000,000,000	$135.56	2,196,484	2,196,484

(1)Includes commissions paid and calculated at the average price per share

As of July 1, 2022, the Company has $532.2 million remaining under the 2020 Repurchase Authorization.

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

Dividends
On July 13, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share of the Company’s common stock to be paid on August 26, 2022, to shareholders of record on the close of business on July 29, 2022. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the third fiscal quarter of 2022 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
April 28, 2022	May 27, 2022	June 24, 2022	$0.23
January 26, 2022	February 25, 2022	March 25, 2022	$0.23
September 23, 2021	October 15, 2021	October 29, 2021	$0.21
July 14, 2021	July 30, 2021	August 27, 2021	$0.21
April 22, 2021	May 28, 2021	June 25, 2021	$0.21
January 27, 2021	February 26, 2021	March 26, 2021	$0.21
September 17, 2020	October 2, 2020	October 30, 2020	$0.19

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7.    Goodwill and Intangibles
The carrying value of goodwill and appearing in the accompanying Consolidated Balance Sheets at July 1, 2022 and October 1, 2021 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	PA Consulting	Total
Balance October 1, 2021	$2,550,631	$3,240,783	$1,405,586	$7,197,000
Acquired	197,227	116,657	21,335	335,219
Foreign currency translation	(18,043)	(29,688)	(161,824)	(209,555)
Post-Acquisition Adjustments	—	—	5,720	5,720
Balance July 1, 2022	$2,729,815	$3,327,752	$1,270,817	$7,328,384
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at July 1, 2022 and October 1, 2021 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances October 1, 2021	$1,309,061	$40,020	$216,677	$1,565,758
Amortization	(131,324)	(7,306)	(8,259)	(146,889)
Acquired	97,388	62,000	—	159,388
Foreign currency translation	(82,325)	(628)	(22,663)	(105,616)
Balances July 1, 2022	$1,192,800	$94,086	$185,755	$1,472,641
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2022 and for the succeeding years. The amounts below include preliminary amortization estimates for the Streetlight and BlackLynx opening balance sheet fair values that are still subject to change.

Fiscal Year	(in millions)
2022	$48.3
2023	195.6
2024	195.4
2025	194.8
2026	177.1
Thereafter	661.4
Total	$1,472.6

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
8.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at July 1, 2022 and October 1, 2021, as well as certain other related information (in thousands):

	July 1, 2022	October 1, 2021
Components of receivables and contract assets:
Amounts billed, net	$1,417,578	$1,278,087
Unbilled receivables and other	1,383,419	1,343,588
Contract assets	502,282	479,743
Total receivables and contract assets, net	$3,303,279	$3,101,418
Other information about receivables:
Amounts due from the United States federal government, included above, net of contract liabilities	$786,980	$563,009
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
9.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax as of July 1, 2022 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustment (1)	Gain/(Loss) on Cash Flow Hedges	Total
Balance at October 1, 2021	$(394,561)	$(407,240)	$7,359	$(794,442)
Other comprehensive income (loss)	45,775	(239,281)	40,355	(153,151)
Reclassifications from accumulated other comprehensive income (loss)	—	—	5,081	5,081
Balance at July 1, 2022	$(348,786)	$(646,521)	$52,795	$(942,512)
(1) Included in the overall foreign currency translation adjustment for the three and nine months ended July 1, 2022 is $52.7 million and $90.5 million in unrealized gains (losses) on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended July 1, 2022 and July 2, 2021 were 21.9% and 38.5%, respectively, with the decrease primarily due to the absence of a $30.8 million expense related to a change in tax rate applied to deferred tax assets in the United Kingdom and certain nondeductible compensation related charges associated with the Company's PA Consulting investment in the three months ended July 2, 2021, as well as a current period benefit of $9.1 million the Company recognized due to the reversal of a withholding tax accrual on certain intercompany loans, partly offset by increases in permanent book/tax adjustments, state taxes, and foreign inclusions for the three month period in fiscal 2022. Additionally, a $15.6 million payment was made during the current quarter related to an amendment of an Australia tax return, which resulted in the removal of the associated uncertain tax position from the Consolidated Balance Sheet. This payment had no impact on the current quarter income tax provision or effective tax rate.

The Company's effective tax rates from continuing operations for the nine months ended July 1, 2022 and July 2, 2021 were 20.4% and 33.4%, respectively, with the decrease primarily due to a current year tax benefit of $15.4 million related to the release of valuation allowance on foreign tax credits and $9.1 million related to the reversal of intercompany withholding tax noted above, as well as the absence of prior year expenses related to the United Kingdom’s change in tax rate mentioned above and certain non-deductible pre-tax compensation charges associated with our investment in PA Consulting, partly offset by the absence of the benefit from the change in the Company’s assertion about indefinite reinvestment of certain foreign unremitted earnings in India in fiscal 2021.

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
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's results of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $359.0 million and $221.2 million, respectively, as of July 1, 2022 and $289.8 million and $220.8 million, respectively, as of October 1, 2021. There are no consolidated VIEs that have debt or credit facilities.

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
For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $113.1 million and $134.4 million, respectively, as of July 1, 2022, and $115.1 million and $129.5 million, respectively, as of October 1, 2021. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and the Company's investment created when the Company purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of July 1, 2022, the Company’s equity method investments exceeded its share of venture net assets by $36.1 million. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of July 1, 2022 and October 1, 2021 were $98.5 million and $121.3 million, respectively. During the three months ended July 1, 2022 and July 2, 2021, we recognized income from equity method joint ventures of $10.8 million and $16.6 million, respectively. During the nine months ended July 1, 2022 and July 2, 2021, we recognized income from equity method joint ventures of $30.1 million and $46.9 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $23.2 million and $19.7 million as of July 1, 2022 and October 1, 2021, respectively.
The Company held a 24.5% interest in AWE Management Ltd ("AWE ML") that was accounted for under the equity method. AWE ML was previously under a contractual operating arrangement with the UK Ministry of Defence (MoD) with multiple years remaining under the arrangement, and during fiscal 2021, the MoD unexpectedly announced plans to change its operating agreements with AWE ML that resulted in the early termination of the contract in 2021. During the nine months ended July 2, 2021, the Company recorded an other-than-temporary impairment charge on its investment in AWE ML in the amount of $38.9 million, which was included in miscellaneous income (expense), net in the Consolidated Statement of Earnings as a result of the contract termination.
The Company held a cost method investment in C3.ai, Inc. ("C3") and in the first quarter of fiscal 2021, C3 completed an initial public offering and as a result the Company carried its investment in C3 at fair value, with changes reflected in net income as it is an investment in equity securities with a readily determinable fair value based on quoted market prices. During fiscal 2021 and subsequent to the IPO, the Company sold all shares owned in C3. Dividend income, unrealized gains and related realized gains on disposal of these shares of $49.6 million were recognized in miscellaneous income (expense), net, in the Consolidated Statement of Earnings for the nine months ended July 2, 2021.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
12.    Borrowings
At July 1, 2022 and October 1, 2021, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	July 1, 2022	October 1, 2021
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	March 2024	$1,172,794	$327,794
2021 Term Loan Facility	Benchmark + applicable margin (1) (3)	March 2024	986,760	1,081,724
2020 Term Loan Facility	Benchmark + applicable margin (1) (4)	March 2025 (5)	916,433	988,940
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Current Portion (5)			(51,630)	(53,456)
Less: Deferred Financing Fees			(3,863)	(5,069)
Total Long-term debt, net			$3,520,494	$2,839,933
(1)During the nine months ended July 1, 2022, the aggregate principal amounts denominated in British pounds under the Revolving Credit Facility, 2021 Term Loan Facility and 2020 Term Loan Facility transitioned from underlying LIBOR benchmarked rates to SONIA rates. Borrowings denominated in U.S. dollars remained benchmarked to LIBOR rates.
(2)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. The applicable LIBOR rates including applicable margins at July 1, 2022 and October 1, 2021 were approximately 2.62% and 1.45%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%. There were no amounts drawn in British pounds as of July 1, 2022.
(3)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2021 Term Loan Facility (defined below)), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. The applicable LIBOR rate including applicable margins for borrowings denominated in U.S. dollars at July 1, 2022 and October 1, 2021 was approximately 2.53% and 1.43%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%, which was approximately 2.60% at July 1, 2022.
(4)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2020 Term Loan Facility (defined below)), U.S. dollar denominated borrowings under the 2020 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates including applicable margins for borrowings denominated in U.S. dollars at July 1, 2022 and October 1, 2021 were approximately 3.04% and 1.45%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%, which was approximately 2.60% at July 1, 2022.
(5)The 2020 Term Loan requires quarterly principal repayments of 1.25%, or $9.125 million and £3.125 million, of the aggregate initial principal amount borrowed.
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility"), which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at July 1, 2022.

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
The 2020 Term Loan Facility and the 2021 Term Loan Facility are together referred to as the "Term Loan Facilities". We were in compliance with the covenants under the Term Loan Facilities at July 1, 2022.
On March 12, 2018, Jacobs entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain other liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at July 1, 2022.
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facilities and other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $486.9 million at July 1, 2022, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $1.3 million in letters of credit under the Revolving Credit Facility, leaving $1.08 billion of available borrowing capacity under the Revolving Credit Facility at July 1, 2022. In addition, the Company had issued $285.6 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $286.9 million at July 1, 2022.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The components of lease expense (reflected in selling, general and administrative expenses) for the three and nine months ended July 1, 2022 and July 2, 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Lease expense
Operating lease expense	$36,636	$41,619	$114,387	$121,870
Variable lease expense	8,532	7,836	24,471	23,255
Sublease income	(3,745)	(2,493)	(11,335)	(9,422)
Total lease expense	$41,423	$46,962	$127,523	$135,703
Supplemental information related to the Company's leases for the nine months ended July 1, 2022 was as follows (in thousands):

Nine Months Ended
July 1, 2022
Cash paid for amounts included in the measurements of lease liabilities	$173,639
Right-of-use assets obtained in exchange for new operating lease liabilities	$35,187
Weighted average remaining lease term - operating leases	6.5 Years
Weighted average discount rate - operating leases	2.8%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2022 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2022	$49,091
2023	166,014
2024	149,989
2025	126,392
2026	108,277
Thereafter	287,549
887,312
Less Interest	(80,291)
$807,021

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

As a result of the analysis, the Company recognized an impairment loss during the nine month period of fiscal 2022 of $74.6 million, which is included in selling, general and administrative expenses in the accompanying statement of earnings for the current year-to-date period. The impairment loss recorded includes $56.6 million related to right-of-use lease assets and $18.0 million related to other long-lived assets, including property, equipment and improvements and leasehold improvements.

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
14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit recognized in earnings during the three and nine months ended July 1, 2022 and July 2, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Component:
Service cost	$1,709	$1,735	$5,127	$5,206
Interest cost	13,784	11,785	41,352	35,354
Expected return on plan assets	(23,263)	(25,427)	(69,789)	(76,282)
Amortization of previously unrecognized items	3,092	4,032	9,276	12,095
Total net periodic pension benefit recognized	$(4,678)	$(7,875)	$(14,034)	$(23,627)
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2022 (in thousands):

Cash contributions made during the first nine months of fiscal 2022	$23,459
Cash contributions projected for the remainder of fiscal 2022	6,697
Total	$30,156

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
The following summarizes the fair values of PA Consulting's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$134.9
Receivables	166.5
Property, equipment and improvements, net	40.5
Goodwill	1,454.0
Identifiable intangible assets	1,004.2
Prepaid expenses and other current assets	9.5
Miscellaneous long term assets	84.0
Total Assets	$2,893.6

Liabilities
Accounts payable	$6.5
Accrued liabilities and other current liabilities	354.8
Other long term liabilities	248.0
Total Liabilities	609.3
Redeemable Noncontrolling interests	582.4
Net assets acquired	$1,701.9

Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future economic benefits. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has completed its final assessment of the fair values of PA Consulting's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the second quarter of fiscal 2021, the Company updated certain provisional amounts reflected in the final purchase price allocation, as summarized in the estimated fair values of PA Consulting assets acquired and liabilities assumed above. See below for further discussion on updates to redeemable noncontrolling interests.
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

For the Nine Months Ended
July 2, 2021
Revenues	$10,917.8
Net earnings (loss) of the Group	$624.1
Net earnings attributable to Jacobs	$503.2
Net earnings attributable to Jacobs per share:
Basic earnings per share	$3.86
Diluted earnings per share	$3.83
Income tax expense for the nine-month pro forma period ended July 2, 2021 was $(231.3) million.

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
During the first and third quarters of fiscal 2022, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for $35.1 million and $11.0 million, respectively, in cash and during the third quarter of fiscal 2022, PA Consulting issued certain shares of redeemable noncontrolling interest holders for $49.7 million. The difference between the cash purchase prices and the recorded book values of these repurchased and issued interests was recorded in the Company’s consolidated retained earnings.
During the third quarter of fiscal 2021, updates to the Company’s preliminary opening balance sheet fair value estimates of the redeemable noncontrolling interests resulted in an offsetting decrease and increase in fair value of the preference share and common share components of the interests by $57.3 million, respectively, with the corresponding redemption value adjustment associated with the preference share portion decreasing consolidated retained earnings and earnings per share by $0.44. See Note 6- Earnings Per Share and Certain Related Information. The results of these adjustments had no impact on the Company’s overall results of operations, financial position, or cash flows.
Changes in the redeemable noncontrolling interests during the nine months ended July 1, 2022 are as follows (in thousands):

Balance at October 1, 2021	$657,722
Accrued Preferred Dividend to Preference Shareholders	51,293
Attribution of Preferred Dividend to Common Shareholders	(51,293)
Net income attributable to redeemable noncontrolling interests to Common Shareholders	27,246
Redeemable Noncontrolling interests redemption value adjustment	30,152
Repurchase of redeemable noncontrolling interests	(53,834)
Issuance of redeemable noncontrolling interests	54,884
Cumulative translation adjustment and other	(51,651)
Balance at July 1, 2022	$664,519
In addition, certain employees and nonemployees of PA Consulting are eligible to receive equity-based incentive grants in the future under the terms of the applicable agreements.
Employee Benefit Trust
PA Consulting is party to an employee benefit trust that is a separately administered discretionary trust for the benefit of employees and is consolidated under U.S. GAAP. At July 1, 2022, the Company held $12.0 million in cash within the employee benefit trust that is restricted from general use and is included in prepaid expenses and other current assets on the Consolidated Balance Sheet.

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
16.    Other Business Combinations
StreetLight Data, Inc.
On February 4, 2022, the Company acquired StreetLight Data, Inc. ("StreetLight"). StreetLight is a pioneer of mobility analytics who uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems. The Company paid total base consideration of approximately $190.8 million in cash, and issued $0.9 million in equity and $5.2 million in in-the-money stock options to the former owners of StreetLight. The Company also paid off StreetLight's debt of approximately $1.0 million simultaneously with the consummation of the acquisition. The following summarizes the fair values of StreetLight's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$7.3
Receivables	5.2
Property, equipment and improvements, net	0.1
Goodwill	116.7
Identifiable intangible assets	105.1
Prepaid expenses and other current assets	2.0
Total Assets	$236.4

Liabilities
Accounts payable, accrued expenses and other current liabilities	$23.1
Other long term liabilities	16.4
Total Liabilities	39.5
Net assets acquired	$196.9
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of StreetLight's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the second quarter of fiscal 2022, the Company has updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of StreetLight's assets acquired and liabilities assumed as of the acquisition date set forth above, the majority of which related to reclassifications between goodwill and intangibles and for deferred taxes.
The final purchase price allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Identifiable intangibles are technology, data and customer relationships, contracts and backlog and have estimated lives of 7, 4 and 9 years, respectively.
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

Assets
Cash and cash equivalents	$5.1
Receivables	7.7
Property, equipment and improvements, net	0.8
Goodwill	197.2
Identifiable intangible assets	51.1
Prepaid expenses and other current assets	3.2
Miscellaneous long term assets	12.9
Total Assets	$278.0

Liabilities
Accounts payable, accrued expenses and other current liabilities	19.5
Other long term liabilities	23.1
Total Liabilities	42.6
Net assets acquired	$235.4
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of BlackLynx's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the first quarter of fiscal 2022, the Company has updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of BlackLynx's assets acquired and liabilities assumed as of the acquisition date set forth above, the majority of which related to reclassifications between goodwill and intangibles and for deferred taxes.
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
Investment in Worley Stock
As discussed above, the Company held ordinary shares of Worley that it received in connection with the ECR sale. Dividend income, realized gains and losses on sale and unrealized gains and losses on changes in fair value of Worley shares were recognized in miscellaneous income (expense), net in continuing operations prior to sale. The Company's investment in Worley was measured at fair value through net income as it was an equity investment with a readily determinable fair value based on quoted market prices and for the three and nine month periods ended July 2, 2021, the Company recognized $36.8 million and $102.6 million gains, respectively, associated with share price and currency changes on this investment. The nine months ended July 2, 2021 included Worley stock dividends of $9.8 million. The Company completed the sale of all ordinary shares of Worley it held in the fourth fiscal quarter of fiscal 2021.
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
During fiscal 2021, the Company implemented certain restructuring and integration initiatives relating to the Buffalo Group acquisition and the PA Consulting investment. The activities of the Buffalo Group initiative are substantially completed and the activities of the PA Consulting initiative are expected to end before the end of fiscal 2025.
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
The following table summarizes the impacts of the Restructuring and other charges by line of business ("LOB") in connection with the CH2M acquisition, John Wood Group's nuclear business, Buffalo Group, StreetLight and BlackLynx acquisitions, the PA Consulting investment, the ECR sale, the Company's transformation initiatives relating to real estate and other staffing programs, and the impairment and final exit activities of the AWE ML investment for the three and nine month periods ended July 1, 2022 and July 2, 2021 (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Critical Mission Solutions	$(255)	$921	$4,361	$4,840
People & Places Solutions	25	592	61,865	7,291
PA Consulting	759	1,351	2,475	14,449
Corporate	4,048	10,904	113,399	65,929
Total	$4,577	$13,768	$182,100	$92,509
Amounts included in:
Operating profit (mainly SG&A) (1)	$4,707	$8,058	$192,782	$53,638
Other (Income) Expense, net (2)	(130)	5,710	(10,682)	38,871
	$4,577	$13,768	$182,100	$92,509

(1)Included in the nine month period ended July 1, 2022 was $91.3 million related to the final pre-tax settlement of the Legacy CH2M Matter (as defined in Note 19 - Commitments and Contingencies and Derivative Financial Instruments), net of previously recorded reserves and approximately $77 million in charges associated mainly with real estate impairments and related charges and $24.5 million in transformation and other charges, the majority of which related to People and Places Solutions.
(2)The nine month period ended July 1, 2022 included gains of $(7.1) million related to lease terminations. The nine months ended July 2, 2021 included $38.9 million in charges related to the impairment of our AWE ML investment. See Note 20- Segment Information.
The activity in the Company’s accruals for Restructuring and other charges for the nine months ended July 1, 2022 is as follows (in thousands):

Balance at October 1, 2021	$14,031
Net (Credits) Charges (1)	19,604
Payments and other	(25,297)
Balance at July 1, 2022	$8,338
(1)    Excludes $162.5 million in other net charges mainly comprised of $91.3 million in charges and payments for the final pre-tax settlement of the Legacy CH2M Matter (net of previously recorded reserves) during the three months ended July 1, 2022, and $71.2 million associated mainly with real estate related impairments and other transformation activities described above during the nine months ended July 1, 2022.
The following table summarizes the Restructuring and other charges by major type of costs for the three and nine months ended July 1, 2022 and July 2, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Lease Abandonments and Impairments (1)	$(32)	$354	$67,805	$2,565
Voluntary and Involuntary Terminations	(76)	1,692	5,035	14,227
Outside Services	4,337	5,463	20,513	31,516
Other (2)	348	6,259	88,747	44,201
Total	$4,577	$13,768	$182,100	$92,509
(1)The nine month period in fiscal 2022 includes approximately $74.9 million in charges associated mainly with real estate related impairments and other transformation activities reflected in Lease Abandonments and Impairments.
(2)The nine month period ended July 1, 2022 amounts are comprised mainly of $91.3 million in other charges related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves. Also, the nine months ended July 2, 2021 included $38.9 million in Other charges associated with the impairment of our investment in AWE ML.
Cumulative amounts incurred to date under our various Restructuring and other activities described above by each major type of cost as of July 1, 2022 are as follows (in thousands):

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Lease Abandonments and Impairments	$385,603
Voluntary and Involuntary Terminations	149,777
Outside Services	314,507
Other	233,727
Total	$1,083,614

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
The Company is party to interest rate swap agreements and a cross-currency swap agreement with notional values of $766.7 million and $127.8 million, respectively, as of July 1, 2022 to manage the interest rate exposure on our variable rate loans and the foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. For U.S. dollar denominated interest rate swap agreements, the Company receives the one month LIBOR rate and pays monthly a fixed rate ranging from 0.704% to 1.116%. For interest rate swaps denominated in British pounds, the Company receives a one month adjusted SONIA rate and pays a monthly fixed rate of 0.820%. Under the cross currency swap agreement, the Company receives the one month LIBOR rate plus 0.875% in USD and pays monthly a Euro fixed rate of 0.726% to 0.746% for the term of the swaps. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. See Note 4- New Accounting Pronouncements for additional discussion related to the application of SONIA to existing hedge contracts. The fair value of the interest rate and cross currency swaps at July 1, 2022 and October 1, 2021 was $74.9 million and $(0.8) million, respectively, of which all $74.9 million is included in miscellaneous other assets on the Consolidated Balance Sheets at July 1, 2022. As of October 1, 2021, $(11.0) million is included in other deferred liabilities and $10.2 million is included in miscellaneous other assets on the Consolidated Balance Sheets. The unrealized net gain (loss) on these interest rate and cross currency swaps was $52.8 million and $7.4 million, net of tax, and was included in accumulated other comprehensive income as of July 1, 2022 and October 1, 2021, respectively.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $186.1 million at July 1, 2022 and $506.5 million at October 1, 2021. The length of these contracts currently ranges from one to 12 months. The fair value of the foreign exchange contracts at July 1, 2022 and October 1, 2021 was $(3.2) million and $55.5 million, respectively, which is included in within accounts payable for the current period and receivables and contract assets for the prior period on the Consolidated Balance Sheets and with associated income statement impacts included in miscellaneous income (expense) in the Consolidated Statements of Earnings. During the second quarter of fiscal 2022, the Company settled $66.7 million in cash related to certain Australian Dollar foreign exchange forward contracts and subsequently entered into a new Australian Dollar instrument with an equal notional value which was ultimately settled in the third quarter of fiscal 2022.
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
At July 1, 2022 and October 1, 2021, the Company had issued and outstanding approximately $286.9 million and $263.8 million, respectively, in LOCs and $2.2 billion and $2.1 billion, respectively, in surety bonds.
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

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Litigation and Investigations
In 2012, CH2M HILL Australia PTY Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited ("JKC") for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia (the "Legacy CH2M Matter"). The subcontract was terminated in January 2017. In or around August 2017, the Consortium commenced an arbitration. On April 12, 2022, JKC and the Consortium entered into a confidential deed of settlement (“Settlement Agreement”). Under the terms of the Settlement Agreement, CH2M, as guarantor of CH2M Australia PTY Limited’s obligations with respect to the subcontract with JKC, made a cash payment to JKC in April 2022 of AUD640 million (or approximately $475 million using mid-April 2022 exchange rates). As a result of the settlement, additional pre-tax charges of $91.3 million were recorded during the nine-months ended July 1, 2022 for this matter (over amounts previously reserved and reported in long-term Other Deferred Liabilities in the Company's Consolidated Balance Sheet). The Settlement Agreement provided for a release of claims between JKC and each member of the Consortium, and in connection with this agreement the members of the Consortium also waived all claims against each other and their respective parent guarantors relating to the project.
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that were employees of the contractors that completed the remediation and dredging work. The cases are at various stages of litigation, and several of the cases are currently stayed pending resolution of other cases and/or appeal. Additionally, in May 2019, Roane County and the cities of Kingston and Harriman filed a lawsuit against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. In October 2020, the Court granted Jacobs and TVA’s motion to dismiss the Roane County litigation and closed the case. In addition, in November 2019, a resident of Roane County, Margie Delozier, filed a putative class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash. The Company and TVA filed separate motions to dismiss the Delozier case in April 2020. In February 2021, the Court granted dismissal of the Delozier Complaint with prejudice, with the exception of plaintiffs’ nuisance cause of action, which plaintiffs voluntarily dismissed in June 2021. In August 2021, Thomas Ryan, a resident of Roane County, filed an action against Jacobs and TVA claiming personal injury and property damage. In June 2022, the Court granted Jacobs' motion to dismiss Ryan’s action in its entirety, closing the case. Separately, in February 2020, the Company learned that the district attorney in Roane County recommended that the Tennessee Bureau of Investigation investigate issues pertaining to clean up worker safety at Kingston. On November 16, 2021, the Roane County district attorney announced that it had concluded its investigation into issues pertaining to the Kingston coal ash spill cleanup. No indictments were issued. There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the above matters. The Company disputes the allegations asserted in all of the above matters and is vigorously defending these matters. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
On October 31, 2019, the Company received a request from the Enforcement Division of the Securities and Exchange Commission ("the SEC") for the production of certain information and documents. The information and documents sought by the SEC primarily relate to the operations of a joint venture in Morocco which was at one time partially-owned by the Company (and subsequently divested), including in respect of possible corrupt practices. In July 2022, the Company received a confirmatory letter from the SEC staff stating that its investigation of this matter had been terminated and that the staff does not intend to recommend an enforcement action against the Company.

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

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenues from External Customers:
Critical Mission Solutions	$1,317,109	$1,218,089	$3,845,927	$3,822,949
People & Places Solutions	2,232,404	2,102,550	6,330,906	6,329,088
PA Consulting	277,580	255,797	864,944	354,107
Total	$3,827,093	$3,576,436	$11,041,777	$10,506,144

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Segment Operating Profit:
Critical Mission Solutions	$104,305	$108,131	$329,042	$332,133
People & Places Solutions	210,046	205,324	592,883	603,654
PA Consulting	51,448	56,791	182,850	84,708
Total Segment Operating Profit	365,799	370,246	1,104,775	1,020,495
Other Corporate Expenses (1)	(89,887)	(104,532)	(284,479)	(238,198)
Restructuring, Transaction and Other Charges (2)	(10,150)	(1,968)	(210,986)	(345,725)
Total U.S. GAAP Operating Profit	265,762	263,746	609,310	436,572
Total Other Income (Expense), net (3)	6,353	19,648	(12,825)	88,650
Earnings from Continuing Operations Before Taxes	$272,115	$283,394	$596,485	$525,222

JACOBS ENGINEERING GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)
Other corporate expenses also included intangibles amortization of $51.6 million and $49.6 million for the three months ended July 1, 2022 and July 2, 2021, respectively, and $146.9 million and $103.3 million for the nine months ended July 1, 2022 and July 2, 2021, respectively, with the comparative year-to-date period increase mainly attributable to higher amortization from the PA Consulting investment.

(2)
Included in the nine months ended July 1, 2022 is $91.3 million in charges related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves and $74.6 million of real estate impairment charges and $24.5 million in other transformation and other charges related to the Company's transformation initiatives. Included in the nine months ended July 2, 2021 are $297.4 million of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs.

(3)
The three and nine months ended July 1, 2022 included a $13.9 million gain related to a cost method investment sold during the period. The nine months ended July 1, 2022 included a gain of $7.1 million related to a lease termination. The three and nine months ended July 2, 2021 include $38.7 million and $102.2 million, respectively, in fair value adjustments related to our investment in Worley stock (including Worley stock dividends) and certain foreign currency revaluations relating to the ECR sale and $1.0 million and $49.6 million, respectively, in fair value adjustments related to our investment in C3 stock, with both of these investments sold in fiscal 2021. The nine months ended July 2, 2021 also includes $38.9 million related to impairment of our AWE ML investment.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to July 1, 2022 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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

In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the potential continued effects of the COVID-19 pandemic on our business, financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal 2022 or future fiscal years, the anticipated benefits of acquisitions and the strategic investment in PA Consulting, and our plans to implement a new holding company structure in the fourth fiscal quarter of 2022. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and/or expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include our ability to execute on our newly-announced three-year corporate strategy, including our ability to invest in the tools needed to fully implement our strategy, competition from existing and future competitors in our target markets, our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames and to successfully integrate acquired businesses while retaining key personnel, the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to the pandemic, the timing of the award of projects and funding under the Infrastructure Investment and Jobs Act, financial market risks that may affect the Company's funding obligations under defined benefit pension and postretirement plans, as well as general economic conditions, including inflation and the actions taken by monetary authorities in response to inflation, changes in interest rates, foreign currency exchange rates, changes in capital markets, and geopolitical events and conflicts, among others. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our product solutions and services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that have and could continue to negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with retaining key employees or hiring additional employees; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see those listed and discussed in Item 1A, Risk Factors included in our 2021 Form 10-K and our Quarterly Reports on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission ("the SEC").

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

Revenue by Type (Q3 FY2022)

In the fourth quarter fiscal 2022, the Company intends to create a new holding company, Jacobs Solutions Inc., which will become the new parent company of the Company. This will more closely align our public identity with a global technology-forward solutions company. Once completed, the Company’s current stockholders will automatically become stockholders of Jacobs Solutions Inc., on a one-for-one basis, with the same number of shares and same ownership percentage of the Company’s common stock that they held immediately prior to the transaction.

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

Results of Operations for the three and nine months ended July 1, 2022 and July 2, 2021
(in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenues	$3,827,093	$3,576,436	$11,041,777	$10,506,144
Direct cost of contracts	(3,002,618)	(2,759,501)	(8,550,418)	(8,290,137)
Gross profit	824,475	816,935	2,491,359	2,216,007
Selling, general and administrative expenses	(558,713)	(553,189)	(1,882,049)	(1,779,435)
Operating Profit	265,762	263,746	609,310	436,572
Other Income (Expense):
Interest income	1,042	1,001	2,924	2,733
Interest expense	(26,129)	(20,011)	(67,551)	(52,788)
Miscellaneous income, net	31,440	38,658	51,802	138,705
Total other income (expense), net	6,353	19,648	(12,825)	88,650
Earnings from Continuing Operations Before Taxes	272,115	283,394	596,485	525,222
Income Tax Expense from Continuing Operations	(59,491)	(109,186)	(121,545)	(175,437)
Net Earnings of the Group from Continuing Operations	212,624	174,208	474,940	349,785
Net (Loss) Earnings of the Group from Discontinued Operations	(343)	384	(576)	11,690
Net Earnings of the Group	212,281	174,592	474,364	361,475
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(8,773)	(9,182)	(28,286)	(29,366)
Net (Earnings) Loss Attributable to Redeemable Noncontrolling interests	(7,525)	384	(27,246)	101,776
Net Earnings Attributable to Jacobs from Continuing Operations	196,326	165,410	419,408	422,195
Net Earnings Attributable to Jacobs	$195,983	$165,794	$418,832	$433,885
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.53	$0.83	$3.25	$2.80
Basic Net Earnings from Discontinued Operations Per Share	$—	$—	$—	$0.09
Basic Earnings Per Share	$1.53	$0.83	$3.25	$2.89

Diluted Net Earnings from Continuing Operations Per Share	$1.52	$0.82	$3.23	$2.78
Diluted Net Earnings from Discontinued Operations Per Share	$—	$—	$—	$0.09
Diluted Earnings Per Share	$1.52	$0.83	$3.23	$2.87

Overview – Three and Nine Month Periods Ended July 1, 2022

Net earnings attributable to the Company from continuing operations for the third fiscal quarter ended July 1, 2022 were $196.3 million (or $1.52 per diluted share), an increase of $30.9 million, from net earnings of $165.4 million (or $0.82 per diluted share) for the corresponding period last year. While operating profit levels were consistent for the respective three-month periods of fiscal 2022 and 2021, third quarter fiscal 2022 Other income (expense), net, of $6.4 million was lower by $13.2 million versus third quarter fiscal 2021 amounts of $19.6 million. Third quarter fiscal 2022 amounts benefited from a $13.9 million pre-tax gain related to a cost method investment sold during the period, approximately $8 million in higher foreign exchange gains, as well as other miscellaneous income items quarter over quarter, partly offset by unfavorable impacts of higher net interest expense and lower pension income compared to the prior year quarter. Third quarter fiscal 2021 amounts included $38.7 million in pre-tax fair value gains, related currency revaluations and dividends recorded in miscellaneous income (expense), net, associated with our former investment in Worley stock, the sale of which was completed in fourth quarter 2021. Our reported net earnings for the current year quarter also benefited from lower income taxes of $49.6 million compared to the fiscal 2021 period, with lower effective tax rates in the current quarter due mainly to the absence of fiscal 2021 income tax charges of $30.8 million associated with a statutory tax rate increase in the UK and certain nondeductible compensation related charges associated with the Company's PA Consulting investment, as well as benefiting from other favorable tax impacts during the current quarter. Additionally, redeemable noncontrolling interests was $7.1 million higher in the current quarter due to favorable net earnings results in our PA Consulting investment compared to the prior year quarter. The Company’s reported earnings per share for the third quarter fiscal 2021 was impacted unfavorably by $(0.44) related to an allocation update between preferred and common shares for the PA Consulting investment as required under U.S. GAAP. This per share impact had no impact to the total consideration of the transaction and had no impact on the Company’s results of operations, financial position or cash flows; see Note 15 - PA Consulting Business Combination in the consolidated financial statements.
For the nine months ended July 1, 2022, net earnings attributable to the Company from continuing operations were $419.4 million (or $3.23 per diluted share) and overall consistent in comparison to $422.2 million (or $2.78 per diluted share) for the corresponding period last year. The current year results reflected higher year-over-year operating profit of $172.7 million, which benefited from the full year-to-date impact of the Company's PA Consulting investment acquired on March 2, 2021 and the absence of one-time deal and related other charges associated with this investment of approximately $297 million, including one-time compensation charges of $261 million in the 2021 fiscal period. These favorable operating profit items were offset in part by higher year-over-year Restructuring and other charges and transaction costs in the current year, including pre-tax settlement charges associated with the Legacy CH2M Matter of $91.3 million and $74.6 million associated with the Company's transformation initiatives relating to real estate rescaling (see Note 18 - Restructuring and Other Charges) and increases in intangibles amortization costs of $43.6 million, due mainly to full year impacts of acquired intangible assets from the PA Consulting investment. Other income (expense), net was unfavorable $101.5 million for the current year-to-date period compared to corresponding fiscal 2021 amounts, due mainly to pre-tax fair value gains associated with our former investments in Worley stock (net of Worley stock dividend and related foreign exchange items) and C3 of $102.1 million and $49.6 million, respectively, as well as higher interest expense of $14.8 million in the current year compared to the prior year. Current year-to-date fiscal 2022 other income (expense) results benefited from the absence of the prior year $38.9 million impairment of our investment in AWE Management Ltd. ("AWE ML") as well as the $13.9 million gain on sale of a cost investment and other favorable items during the current fiscal 2022 year-to-date period. Income taxes were lower in the current year by $53.9 million, benefiting from lower effective tax rates in fiscal 2022, due primarily to the absence of fiscal 2021 additional income taxes attributable to the tax rate increase in the UK of $30.8 million and certain nondeductible compensation related charges associated with the Company's PA Consulting investment combined with current year-to-date tax benefits of $15.4 million related to the release of valuation allowance on foreign tax credits and $9.1 million related to the removal of intercompany withholding tax. Finally, unfavorable year-over-year net earnings impacts associated with redeemable noncontrolling interests of $129 million were attributable mainly to the absence of the 2021 period redeemable noncontrolling interests share of $101.8 million in connection with the one-time compensation charges incurred in the PA Consulting investment mentioned above, offset in part by the full year-to-date effects of the redeemable noncontrolling interests share of PA Consulting's operating results in fiscal 2022. Fiscal 2021 earnings per share was impacted by the $(0.44) per share impact of the value allocation update between preferred and common shares for the PA Consulting investment.
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
Consolidated Results of Operations
Revenues for the third fiscal quarter of 2022 were $3.83 billion, an increase of $250.7 million, or 7.0%, from $3.58 billion for the corresponding period last year. For the nine months ended July 1, 2022, revenues were $11.04 billion, an increase of $535.6 million, or 5.1%, from $10.51 billion for the corresponding period last year. Revenue increases for the year over year periods were due mainly to fiscal 2022 incremental revenues from the PA Consulting investment and the StreetLight and BlackLynx acquisitions, as well as benefits from increased spending in our U.S. government business sector client base. These increases in revenues for the current year-to-date period were partially offset by declines in pass-through revenues in our P&PS advanced facilities business. Additionally, the nine months ended July 1, 2022 was unfavorably impacted by certain large contract wind downs in the U.S. Also, revenue was unfavorably impacted by foreign currency translation of $130.1 million and $176.8 million for the three and nine months ended July 1, 2022, respectively, in our international businesses as compared to favorable impacts of $100.2 million and $213.1 million in the corresponding periods last year.
Pass-through costs included in revenues for the three and nine months ended July 1, 2022 amounted to $635.4 million and $1.67 billion, respectively, an increase of $23.4 million and a decrease of $165.9 million, or 3.8% and (9.0)%, respectively, from $612.0 million and $1.84 billion from the corresponding periods last year.
Gross profit for the third quarter of 2022 was $824.5 million, an increase of $7.5 million, or 0.9%, from $816.9 million from the corresponding period last year. Our gross profit margins were 21.5% and 22.8% for the three months ended July 1, 2022 and July 2, 2021, respectively, with these margin differences being mainly attributable to lower utilization trends mainly in our PA Consulting business, partly offset by favorable impacts from our recent StreetLight and BlackLynx acquisitions as well as benefits from increased spending by customers in the U.S. government business sector for the current quarter period. Gross profit for the nine months ended July 1, 2022 was $2.49 billion, an increase of $275.4 million, or 12.4%, from $2.22 billion from the corresponding period last year, due in part to incremental gross profit from recent business acquisitions (mainly the full year results of PA Consulting). Our gross profit margins were 22.6% and 21.1% for the nine months ended July 1, 2022 and July 2, 2021, respectively, with benefits from the similar favorable margins from recent acquisitions mentioned above and favorable impacts from the business results of our recent PA Consulting investment on a year-to-date basis and increased spending in the U.S. government business sector noted above. The increases in gross profit during the three and nine months ended July 1, 2022 were partially offset by the impacts from the recent large contract wind downs in the U.S. mentioned above, as well as increases in labor costs associated with moderation of COVID-19 mitigation efforts and a competitive labor market along with inflation impacts and incremental investments to support projected top-line growth.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three and nine months ended July 1, 2022 were $558.7 million and $1.88 billion, respectively, increases of $5.5 million and $102.6 million, or 1.0% and 5.8%, from $553.2 million and $1.78 billion for the corresponding periods last year. While the three month periods' results were comparatively consistent, the nine months ended results for fiscal 2022 were impacted by incremental SG&A expenses from recent business acquisitions (mainly PA Consulting) of $150.0 million (including $43.6 million in additional amortization expense for acquired intangibles and excluding the compensation related charge discussed below), respectively, due to the prior comparable periods including PA Consulting activity only for the partial periods subsequent to the March 2, 2021 investment date. Additionally, Restructuring and other charges and transaction costs for the year-to-date period of 2022 included $91.3 million attributable to the final pre-tax settlement of the Legacy CH2M Matter, which is further discussed in Note 19- Commitments and Contingencies and Derivative Financial Instruments and $74.6 million in costs associated in part with the Company's transformation initiatives relating to real estate. Also, the current 2022 periods SG&A expenses were impacted by higher personnel costs associated with investments in advance of expected growth anticipated in late 2022 and 2023. As noted above, the prior year-to-date period included Restructuring and other charges of $261 million for pre-tax costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs reported in selling, general and administrative expenses. Lastly, SG&A expenses benefited from favorable foreign exchange impacts of $26.4 million and $36.8 million, respectively, for the three and nine months ended July 1, 2022 as compared to unfavorable impacts of $19.3 million and $66.7 million for the corresponding periods last year.
Net interest expense for the three and nine months ended July 1, 2022 was $25.1 million and $64.6 million, respectively, an increase of $6.1 million and $14.6 million from $19.0 million and $50.1 million for the corresponding periods last year. The increase in net interest expense for the three and nine month periods was due to higher levels of debt outstanding due to the funding of the StreetLight and BlackLynx acquisitions and increased borrowings associated with the payment of the Legacy CH2M Matter settlement in the current fiscal quarter, in addition to higher interest rates. Additionally, the nine month period year over year is also impacted by higher levels of average debt outstanding related to the funding of the PA Consulting investment.
Miscellaneous income (expense), net for the three and nine months ended July 1, 2022 was $31.4 million and $51.8 million, respectively, in comparison to $38.7 million and $138.7 million for the corresponding periods last year. The $7.2 million decrease from the prior three-month comparable period was due primarily to impacts in the prior year periods of pre-tax unrealized gains of $38.7 million associated with our former investment in Worley stock (including the Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, which was sold during fiscal year 2021. The decrease of $86.9 million from the prior year-to-date comparable period is attributable to nine months of pre-tax fair value gains of $102.2 million and $49.6 million in the Company's previously mentioned investment holdings in Worley (including the Worley stock dividend) which includes impacts of certain foreign currency revaluations related to the ECR sale and C3, respectively. The three and nine month fiscal 2022 periods benefited primarily from a $13.9 million pre-tax gain related to a cost method investment sold during the period. Additionally, the corresponding prior year periods included other-than-temporary impairment charges on our investment in AWE ML of $5.7 million and $38.9 million, respectively.
The Company’s effective tax rates from continuing operations for the three months ended July 1, 2022 and July 2, 2021 were 21.9% and 38.5%, respectively, with the decrease primarily due to the absence of a $30.8 million expense related to a change in tax rate applied to deferred tax assets in the United Kingdom and certain nondeductible compensation related charges associated with the Company's PA Consulting investment in the three months ended July 2, 2021, as well as a current period benefit of $9.1 million the Company recognized due to the reversal of a withholding tax accrual on certain intercompany loans, partly offset by increases in permanent book/tax adjustments, state taxes, and foreign inclusions for the three month period in fiscal 2022. Additionally, a $15.6 million payment was made during the current quarter related to an amendment of an Australia tax return, which resulted in the removal of the associated uncertain tax position from the Consolidated Balance Sheet. This payment had no impact on the current quarter income tax provision or effective tax rate.
The Company's effective tax rates from continuing operations for the nine months ended July 1, 2022 and July 2, 2021 were 20.4% and 33.4%, respectively, with the decrease primarily due to a current year tax benefit of $15.4 million related to the release of valuation allowance on foreign tax credits and $9.1 million related to the reversal of intercompany withholding tax noted above, as well as the absence of prior year expenses related to the United Kingdom’s change in tax rate mentioned above and certain non-deductible pre-tax compensation charges associated with our investment in PA Consulting, partly offset by the absence of the benefit from the change in the Company’s assertion about indefinite reinvestment of certain foreign unremitted earnings in India in fiscal 2021.
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

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenues from External Customers:
Critical Mission Solutions	$1,317,109	$1,218,089	$3,845,927	$3,822,949
People & Places Solutions	2,232,404	2,102,550	6,330,906	6,329,088
PA Consulting	277,580	255,797	864,944	354,107
Total	$3,827,093	$3,576,436	$11,041,777	$10,506,144

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Segment Operating Profit:
Critical Mission Solutions	$104,305	$108,131	$329,042	$332,133
People & Places Solutions	210,046	205,324	592,883	603,654
PA Consulting	51,448	56,791	182,850	84,708
Total Segment Operating Profit	365,799	370,246	1,104,775	1,020,495
Other Corporate Expenses (1)	(89,887)	(104,532)	(284,479)	(238,198)
Restructuring, Transaction and Other Charges (2)	(10,150)	(1,968)	(210,986)	(345,725)
Total U.S. GAAP Operating Profit	265,762	263,746	609,310	436,572
Total Other Income (Expense), net (3)	6,353	19,648	(12,825)	88,650
Earnings Before Taxes from Continuing Operations	$272,115	$283,394	$596,485	$525,222

(1)	Other corporate expenses also included intangibles amortization of $51.6 million and $49.6 million for the three months ended July 1, 2022 and July 2, 2021, respectively, and $146.9 million and $103.3 million for the nine months ended July 1, 2022 and July 2, 2021, respectively, with the comparative year-to-date period increase mainly attributable to higher amortization from the PA Consulting investment.
(2)	Included in the nine months ended July 1, 2022 is $91.3 million in charges related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves and $74.6 million of real estate impairment charges and $24.5 million in other transformation and other charges related to the Company's transformation initiatives. Included in the nine months ended July 2, 2021 are $297.4 million of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs.
(3)	The three and nine months ended July 1, 2022 included a $13.9 million gain related to a cost method investment sold during the period. The nine months ended July 1, 2022 included a gain of $7.1 million related to a lease termination. The three and nine months ended July 2, 2021 include $38.7 million and $102.2 million, respectively, in fair value adjustments related to our investment in Worley stock (including Worley stock dividends) and certain foreign currency revaluations relating to the ECR sale and $1.0 million and $49.6 million, respectively, in fair value adjustments related to our investment in C3 stock, with both of these investments sold in fiscal 2021. The nine months ended July 2, 2021 also includes $38.9 million related to impairment of our AWE ML investment.

Critical Mission Solutions

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenue	$1,317,109	$1,218,089	$3,845,927	$3,822,949
Operating Profit	$104,305	$108,131	$329,042	$332,133

Critical Mission Solutions (CMS) segment revenues for the three and nine months ended July 1, 2022 were $1.32 billion and $3.85 billion, respectively, an increase of $99.0 million and $23.0 million, or 8.1% and 0.6%, from $1.22 billion and $3.82 billion for the corresponding periods last year. During the three and nine months ended July 1, 2022, revenue benefited from incremental revenue from recent acquisitions in addition to recent contract awards including the Department of Energy Nuclear remediation program. Revenue during the nine months ended July 1, 2022 was impacted by several large contracts winding down in the U.S and labor supply challenges. Also, impacts on revenues from unfavorable foreign currency translation were approximately $26.9 million and $34.9 million for the three and nine-month periods ended July 1, 2022, respectively, compared to $26.6 million and $54.2 million in favorable impacts in the corresponding prior year periods.

Operating profit for the segment was $104.3 million and $329.0 million, respectively, for the three and nine months ended July 1, 2022, representing slight decreases of $3.8 million and $3.1 million, or (3.5)% and (0.9)%, from $108.1 million and $332.1 million for the corresponding periods last year. Operating profit levels were generally consistent with prior year comparable periods presented, with recent U.S. government contract awards benefiting from higher margins and offsetting impacts from the large contract wind downs mentioned above. Impacts on operating profit from unfavorable foreign currency translation were approximately $3.9 million and $5.0 million for the three and nine months ended July 1, 2022, compared to favorable impacts of approximately $4.3 million and $8.8 million in the corresponding prior year periods.
People & Places Solutions

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenue	$2,232,404	$2,102,550	$6,330,906	$6,329,088
Operating Profit	$210,046	$205,324	$592,883	$603,654

Revenues for the People & Places Solutions (P&PS) segment for the three months ended July 1, 2022 was $2.23 billion and $6.33 billion, respectively, an increase of $129.9 million and $1.8 million, or 6.2% and —%, from $2.10 billion and $6.33 billion for the corresponding periods last year. The increase in revenue for the three months ended July 1, 2022 was primarily driven by growth in our advanced facilities business as compared to the prior year corresponding period. The increase in revenue for the nine months ended July 1, 2022 was primarily due to higher fee-based revenue from our advanced facilities and international businesses offset in part by lower pass through revenues across the business as compared to the prior year corresponding period. Foreign currency translation had a $69.2 million and $103.8 million unfavorable impact on revenues in our international businesses for the three and nine-month periods ended July 1, 2022, respectively as compared to favorable impacts of $73.6 million and $158.9 million in the corresponding prior year periods.

Operating profit for the segment for the three and nine month periods ended July 1, 2022 was $210.0 million and $592.9 million, respectively, an increase of $4.7 million for the three-month period and a decrease of $10.8 million for the nine-month period, or 2.3% and (1.8)% from $205.3 million and $603.7 million for the corresponding periods last year. The year-over-year increase in operating profit for the three months ended July 1, 2022 was driven by the revenue growth mentioned above but partially offset by higher personnel costs associated with investments in advance of expected growth anticipated in late 2022 and 2023. For the nine months ended July 1, 2022, operating profit decreased year-over-year due mainly to similar cost increases mentioned above in the first half of the year. Foreign currency translation had a $11.8 million and $18.7 million unfavorable impact on operating profit in our international businesses for the three and nine-month periods ended July 1, 2022, respectively as compared to favorable impacts of $13.9 million and $27.7 million in the corresponding prior year periods.

PA Consulting

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenue	$277,580	$255,797	$864,944	$354,107
Operating Profit	$51,448	$56,791	$182,850	$84,708

Revenues for the PA Consulting segment for the three and nine months ended July 1, 2022 were $277.6 million and $864.9 million, respectively, an increase of $21.8 million and $510.8 million, or 8.5% and 144.3%, from $255.8 million and $354.1 million for the corresponding periods last year. The increase in revenue for the three months ended July 1, 2022 was primarily driven by growth in the U.K. business. The increase in revenue for the year-to-date period in the current year was due mainly to the full year-to-date impact of revenues from our March 2, 2021 investment in PA Consulting. Foreign currency translation had a $34.0 million and $38.1 million unfavorable impact on revenues in our international businesses for the three and nine months ended July 1, 2022, respectively and a favorable impact of $29.3 million for the corresponding prior year quarter and year-to-date periods.

Operating profit for the segment for the three and nine months ended July 2, 2021 was $51.4 million and $182.9 million, respectively, a decrease of $5.3 million and an increase of $98.1 million, or (9.4)% and 115.9%, from $56.8 million and $84.7 million, respectively, for the corresponding periods last year. The decrease in operating profit for the three months ended July 1, 2022 was driven by normalization of utilization rates during the quarter. The increase in operating profit for the year-to-date period was also due mainly to the full year-to-date impact of operating profit from our March 2, 2021 investment in PA Consulting. Foreign currency translation had a $6.7 million and $8.1 million unfavorable impact on operating profit in our international businesses for the three and nine months ended July 1, 2022 and a favorable impact of $6.4 million for the corresponding prior quarter and year-to-date periods.
Other Corporate Expenses
Other corporate expenses for the three and nine months ended July 1, 2022 were $89.9 million and $284.5 million, respectively, a decrease of $14.6 million and an increase of $46.3 million from $104.5 million and $238.2 million for the corresponding periods last year. This decrease during the three month period was due to decreases in real estate related costs, as well as other department spend decreases due in part to the Company's transformation initiatives. The increase during the current year-to-date period was primarily due to higher intangible amortization expense from the StreetLight and BlackLynx acquisitions and the PA Consulting investment, as well as impacts from higher Company benefit program costs.
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
The following table summarizes our backlog at July 1, 2022 and July 2, 2021 (in millions):

	July 1, 2022	July 2, 2021
Critical Mission Solutions	$10,222	$9,565
People & Places Solutions	17,542	15,557
PA Consulting	326	314
Total	$28,090	$25,436
The increase in backlog in Critical Mission Solutions (CMS) from July 2, 2021 was primarily driven by success in closing on a number of key opportunities in the U.S government space.
The increase in backlog in People & Places Solutions (P&PS) from July 2, 2021 was primarily driven by new business awards in our advanced facilities business.
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
Liquidity and Capital Resources
At July 1, 2022, our principal sources of liquidity consisted of $1.10 billion in cash and cash equivalents and $1.08 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
The amount of cash and cash equivalents at July 1, 2022 represented an increase of $88.0 million from $1.01 billion at October 1, 2021, the reasons for which are described below.

Our net cash flow provided by operations of $197.2 million during the nine months ended July 1, 2022 was unfavorable by $326.4 million in comparison to the cash flow provided by operations of $523.6 million for the corresponding prior year period. The year-over-year decrease in cash from operations is primarily attributable to the Legacy CH2M Matter cash settlement paid in the current fiscal quarter.
Our net cash used for investing activities for the nine months ended was $491.2 million, compared to cash used for investing activities of $1.72 billion in the corresponding prior year period, with this change due primarily to the acquisitions of StreetLight and BlackLynx in the current year and our investment in PA Consulting and acquisition of Buffalo Group in the prior year.
Our net cash provided by financing activities of $461.8 million for the nine months ended July 1, 2022 resulted mainly from net proceeds from borrowings of $799.2 million primarily in connection with the StreetLight and BlackLynx acquisitions, partly offset by cash used for share repurchases of $250.7 million and $86.6 million in dividends to shareholders and $16.1 million in dividends to noncontrolling interest holders. Cash provided by financing activities in the corresponding prior year period was $1.28 billion, due primarily to net proceeds from borrowings of $1.42 billion, offset by cash used for share repurchases of $24.9 million and $79.8 million in dividends to shareholders and $40.1 million in net dividends to (contributions from) noncontrolling interest holders.
At July 1, 2022, the Company had approximately $220.5 million in cash and cash equivalents held in the U.S. and $881.8 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Japan and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7 - Income Taxes of Notes to Consolidated Financial Statements included in our 2021 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $286.9 million in letters of credit outstanding at July 1, 2022. Of this amount, $1.3 million was issued under the Revolving Credit Facility and $285.6 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On April 12, 2022, the Company paid cash of AUD640 million, or approximately $475 million using mid-April 2022 exchange rates, which represents the final pre-tax settlement of Legacy CH2M Matter. For more information please refer to Note 19 - Commitments and Contingencies and Derivative Financial Instruments.

On February 4, 2022, the Company acquired StreetLight Data, Inc. ("StreetLight"). StreetLight is a pioneer of mobility analytics who uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems. The Company paid total base consideration of approximately $190.8 million in cash, and issued $0.9 million in equity and $5.2 million in in-the-money stock options to the former owners of StreetLight. The Company also paid off StreetLight's debt of approximately $1.0 million simultaneously with the consummation of the acquisition.
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
We were in compliance with all of our debt covenants at July 1, 2022.
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
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of July 1, 2022, we had an aggregate of $3.08 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility and the Term Loan Facilities bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%. Additionally, if our Consolidated Leverage Ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. However, as discussed in Note 19 - Commitments and Contingencies and Derivative Financial Instruments, we are party to swap agreements with an aggregate notional value of $894.5 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $2.18 billion in principal amount subject to variable interest rate risk.
For the nine months ended July 1, 2022, our weighted average borrowings that are subject to floating rate exposure were approximately $2.18 billion. If floating interest rates had increased by 1.00%, our interest expense for the nine months ended July 1, 2022 would have increased by approximately $16.4 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $186.1 million in notional value of exchange rate sensitive instruments at July 1, 2022. See Note 19 - Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of July 1, 2022, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended July 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the third fiscal quarter of 2022.
On February 4, 2022 the Company issued 6,620 shares of restricted stock in connection with its acquisition of Streetlight to certain stockholders in exchange for certain of their vested stock awards in StreetLight. These shares are subject to certain lockup restrictions agreed to by the Company and the shareholders. For further discussion of the StreetLight acquisition, see Note 16- Other Business Combinations.
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
Share Repurchases
On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 15, 2023 (the "2020 Repurchase Authorization"). A summary of repurchases of the Company’s common stock made during the third quarter of fiscal 2022 under the share repurchase program is as follows:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2020 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2020 Repurchase Authorization
April 4, 2022 - April 29, 2022	479,010	$142.68	479,010	$664,578,582
May 2, 2022 - May 27, 2022	980,105	$135.05	980,105	$532,213,425
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS ENGINEERING GROUP INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
President
and Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2022